Form 10-Q
period 1995-04-01
SYNALLOY CORP
filed 1995-05-08
CIK 95953

FORM  10-Q

                      Securities and Exchange Commission
                          Washington, D. C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

 _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE 	SECURITIES
     EXCHANGE ACT OF 1934
	     For the quarter ended April 1, 1995

                                         OR

 ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE 	SECURITIES
     EXCHANGE ACT OF 1934
	     For the transition period from ________________ to ________________

                      Commission File Number 0-19687

                         SYNALLOY CORPORATION
         (Exact name of registrant as specified in its charter)

      Delaware                                         57-0426694
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification  Number)

Post Office Box 5627
Croft Industrial Park
Spartanburg, South Carolina                                      29304
(Address of principal executive offices)                      (Zip Code)

Registrant's Telephone Number, Including Area Code (803) 585-3605

                            Not Applicable
(Former name, former address and former fiscal year, if changed since last year.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                           Yes _X_             No ___

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.
                                               Number of Shares Outstanding
      Title of Class                             As of April 1, 1995
Common Stock, $1.00 Par Value                          4,798,578

SYNALLOY CORPORATION

INDEX



PART I.       FINANCIAL INFORMATION


Item 1. Financial Statements (unaudited)

	       Condensed consolidated balance sheets - April 1, 1995

	       Condensed consolidated statements of income - Three months ended
       April 1, 1995 and 	April 2, 1994

	       Condensed consolidated statements of cash flows - Three months
       ended April 1, 1995 	and April 2, 1994

	       Notes to condensed consolidated financial statements - April 1, 1995

	       Management's Discussion and Analysis of Financial Condition and
       Results of 	Operations


PART II.      OTHER INFORMATION

Item  1.	 Legal Proceedings

Item  2.	 Changes in Securities

Item  3.	 Defaults upon Senior Securities

Item  4.	 Submission of Matters to a Vote of Security Holders

Item  5.	 Other Information

Item  6.	 Exhibits and Reports on Form 8-K

PART 1. FINANCIAL STATEMENTS
SYNALLOY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  April 1, 1995 December 31, 1994
                                                    (Unaudited)   (Note)

ASSETS
Current assets
Cash and cash equivalents                                11,928           20,770
Accounts receivable, less allowance for
   doubtful accounts                                 19,672,452       14,758,847
Inventories:
   Raw materials                                     12,882,035       10,252,207
   Work-in-process                                    5,797,637        3,765,329
   Finished goods                                    15,321,132       13,958,918
     Total inventories                               34,000,804       27,976,454
Deferred income taxes                                   514,000          514,000
Prepaid expenses and other current assets               970,831          167,791
Total current assets                                 55,170,015       43,437,862
Cash surrender value of life insurance                1,553,981        1,535,131
Investment                                              543,100          543,100
Property, plant & equipment, net of accumulated
   depreciation of $20,759,000 and $20,156,000       16,812,463       16,239,584
Deferred charges and other assets                       659,688          676,748

Total assets                                         74,739,247       62,432,425

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Notes payable                                         9,003,000        4,455,000
Accounts payable                                     10,403,765        5,900,018
Income taxes                                          1,983,901          448,367
Accrued expenses                                      3,366,072        3,024,370
Current portion of environmental reserves               266,332          356,800
Current portion of long-term debt                       334,615          334,615
Total current liabilities                            25,357,685       14,519,170
Long-term debt, less current portion                  7,876,923        7,910,577
Environmental compliance costs                        2,182,200        2,182,200
Deferred compensation                                   553,991          554,236
Deferred income taxes                                   377,000          377,000
Contingencies -- Note 3

Shareholders' equity
   Common stock, par value $1 per share - authorized
     8,000,000 shares; issued 6,000,000 shares        6,000,000        6,000,000
   Capital in excess of par value                     6,944,691        6,931,064
   Retained earnings                                 33,651,245       31,373,461
   Less treasury stock                               (8,204,488)      (7,415,283)
Total shareholders' equity                           38,391,448       36,889,242

Total liabilities and shareholders' equity           74,739,247       62,432,425

Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date. See accompanying notes to condensed consolidated financial statements

SYNALLOY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                         Three Months Ended
                                                   April 1, 1995    April 2, 1994

Net sales                                            34,575,967       27,332,178

Cost of sales                                        27,401,191       23,140,593

Gross profit                                          7,174,776        4,191,585

Selling, general and administrative expense           2,605,167        2,025,618

Operating income                                      4,569,609        2,165,967

Other (income) and expense
  Interest expense                                      235,755          128,904
  Other, net                                            (14,903)         (11,028)

Income before taxes                                   4,348,757        2,048,091

Provision for income taxes                            1,587,000          717,000

Net income                                            2,761,757        1,331,091


Net income per common share
  Primary and fully diluted                                $.56             $.27

Dividends paid per common share                            $.10             $.09

Average share outstanding                             4,898,513        4,902,442

See accompanying notes to condensed consolidated financial statements

SYNALLOY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                         Three Months Ended
                                                     April 1, 1995  April 2, 1994

Operating activities
  Net income                                          2,761,757        1,331,091
  Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
      Depreciation and amortization                     636,645          479,591
      Deferred compensation                                (245)            (440)
      Provision for losses on accounts receivable       255,971           67,009
      Gain on sale of property, plant and                (8,500)          (3,750)
      Cash surrender value of life insurance            (18,850)         (18,850)
      Environmental compliance costs                    (90,468)        (138,461)
      Changes in operating assets and liabilities:
        Accounts receivable                          (5,169,576)        (807,392)
        Inventories                                  (6,024,350)        (452,639)
        Other assets                                   (802,673)        (491,559)
        Accounts payable and accrued expenses         4,845,449        1,648,929
        Income taxes payable                          1,535,534          546,354
Net cash (used in) provided by operating activities  (2,079,306)       2,159,883

Investing activities
  Purchases of property, plant and equipment         (1,194,313)      (1,194,609)
  Proceeds from sale of property, plant and equipment     8,500            3,750
  Proceeds from notes receivable                          1,482            1,342

Net cash (used in) investing activities              (1,184,331)      (1,189,517)

Financing activities
  Proceeds from revolving lines of credit            21,847,231        2,300,000
  Payments on revolving lines of credit             (17,299,231)      (3,100,000)
  Principal payments on long-term debt                  (33,654)        (104,807)
  Proceeds from exercising stock options                 71,076           42,245
  Purchase of treasury stock                         (1,050,979)          (1,274)
  Dividends paid                                       (483,973)        (431,227)
  Contributions to 401(k)/ESOP                          204,325

Net cash provided by (used in) financing activities   3,254,795       (1,295,063)

  Decrease in cash and cash equivalents                  (8,842)        (324,697)

Cash and cash equivalents at beginning of year           20,770          451,471

Cash and cash equivalents at end of year                 11,928          126,774

See accompanying notes to condensed consolidated financial statements

SYNALLOY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

April 1, 1995

NOTE 1--BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 1, 1995, are not necessarily indicative of the results that may be expected for the year ending December 30, 1995. For comparative purposes, certain amounts in the 1994 financial statements have been reclassified to conform with the 1995 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended December 31, 1994.

NOTE 2--INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or market.

NOTE 3--LEGAL MATTERS
In late summer 1983, the Company, together with co-defendants Allied Corporation and E.I. duPont de Nemours & Co., settled approximately 115 individual tort actions arising out of alleged injurious exposure to betanaphthylamine (BNA) by employees of Augusta Chemical Company and Synalloy Corporation from 1949 to 1972. As part of the settlement, the Company agreed to be responsible for certain future medical payments for approximately 80 individuals and for payment of certain amounts in the event an individual is diagnosed as having bladder cancer. To date, three individuals have received payments under these settlements. The Company does not believe a significant number of these individuals will have bladder cancer.

Management and counsel of the Company do not believe that it is probable that any losses payable under the terms of the settled cases should be in an amount to significantly impair the consolidated operating results or financial condition of the Company. Furthermore, based on the Georgia Supreme Court holding in Newton v. Synalloy, 254 GA. 174 (1985), it is not anticipated that future claims will be brought against the Company.

There is presently pending an action, H. B. Zachry v. Synalloy Corporation and Bristol Metals, Inc. v. U.S., in the 37th Judicial District, Bexar County, Texas, arising out of the sale by Bristol Metals to H.B. Zachry ("Zachry") of pipe for use at an Air Force base. After portions of the pipe ruptured, Zachry repaired the pipe at a cost of approximately $1,200,000. In July 1994, the Company filed a third-party action against the United States Government (the "Government") alleging they should indemnify the Company for any amount the Company is found liable to Zachry arising out of the Government's defective specification. The Government thereafter removed the case to Federal Court in San Antonio, Texas, and filed a counterclaim against the Company seeking indemnification for any amounts the Government is required to pay Zachry. Discovery is proceeding with a trial date expected in late 1995.

The Company has also been vouched into the defense of a claim made by the U.S. Army Corps of Engineers against Natkin & Co. for pipe sold to Natkin for use at Ellsworth Air Force Base. The Company has not been made a party to this action. The Company is also aware that the Corps of Engineers rejected its pipe at Westover Air Force Base after installation by Lane Construction Co. but before the system was operated. At the present time, Lane is repairing the pipeline at this base and has a claim pending in the United States Court of Claims against the Government.

The Company and its legal counsel believe that the pipe supplied met the Corps' specifications. At the present time, with the exception of the Zachry case it is unclear what, if any, damages will be asserted against the Company. Based on present information, it is unlikely that liability, if any, in the amount alleged exists and that the ultimate outcome will have a materially adverse effect on the consolidated operating results or financial position of the Company.

NOTE 4--NET INCOME PER COMMON SHARE
Income per share is computed using the weighted average shares of Common Stock and dilutive Common Stock equivalents (options) outstanding during the respective periods.

SYNALLOY CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion of certain significant factors which affected the Company during the quarter ended April 1, 1995.

Consolidated sales were $34,576,000 for the quarter reflecting a 27 percent increase over the same period one year ago. Consolidated net income increased 107 percent to $2,762,000 for the quarter, or $.56 per share, over the same period one year ago.

Chemical Segment sales were $13,173,000 for the quarter reflecting a three percent increase over the same period one year ago. Operating income decreased five percent to $1,386,000 for the quarter over the same period one year ago. Demand for textile dyestuffs continued to exhibit the same softness experienced during 1994. Sales of the new line of sulphur dyes that the Company began marketing In May 1994 more than offset a modest decline in other dyestuff sales. Profit margins from these products were down modestly because of competitive conditions. Specialty chemicals contributed about the same percentage of operating profit that they did in the first quarter of 1994. Demand for dyes improved in March and based on current conditions the Company expects the second quarter to produce better results from this product group. Present production schedules for specialty chemicals should also generate more sales and profits from these products in the second quarter.

Metal Segment sales were $21,403,000 for the quarter reflecting a 47 percent increase over the same period one year ago. Operating income increased 271 percent to $3,574,000 for the quarter over the same period one year ago.
After five years of declining prices and weak demand, markets for stainless steel pipe have improved dramatically. Most of the sales increase came from a surge in unit volume. Higher sales prices resulting from increased raw material costs also made a contribution. The profit improvement resulted from increased raw material conditions, lower unit production costs associated with substantially higher volumes and inventory profits generated from the rising price of stainless steel. Sales prices in January were up only slightly, but February and March reflected a significant uptrend. These conditions make the Company believe that the average selling prices in the second quarter will exceed those of the first quarter. Demand seems to be holding up well so second quarter unit volume should also be strong. In addition, the Company should benefit from the increase in value of its large inventory because of the rising prices of stainless steel.

Selling and administrative expense for the quarter was approximately 7 percent which is of consolidated sales consistent with prior year's amount. Interest expense increased significantly due to increased borrowings needed for working capital requirements.

Cash flows from operations of $2,079,000 for the first quarter of the year were consistent with cash flows of $2,160,000 over the same period one year ago. Funds from operations were sufficient to pay normal dividends and capital expenditures. During the first quarter,the Company consolidated its two working capital lines into a single $9,000,000 line of credit and entered into a commitment with the same Bank to borrow $12,000,000 under a seven year Revolving Credit/Term Loan Facility. The proceeds will be used to refinance an existing $7,000,000 note payable with the Bank and fund two capital expenditure projects totaling $5,000,000. The Company expects that available cash and existing lines of credit will be sufficient to meet normal operating requirements, including increased capital expenditures over the near term.

PART II:  OTHER INFORMATION

SYNALLOY CORPORATION



Item  1.	Legal Proceedings

	        Reference is made to Note 3 on Page 6 and Note O in the Notes to
         Consolidated 	Financial Statements included in the Form 10-K for
         the year ended December 31, 1994.

Item  2.	Change In Securities

	        None

Item  3.	Defaults Upon Senior Securities

	        None

Item  4.	Submission Of Matters To A Vote Of Security Holders

	        None

Item  5.	Other Information

	        None

Item  6.	Exhibits And Reports On Form 8-K

	        The following exhibits are included herein:

	        None

         The Company did not file any reports on  Form 8-K during the three
         months ended April 1, 	1995.

SYNALLOY CORPORATION





                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               SYNALLOY CORPORATION
                                                   	(Registrant)



Date:      May 8, 1995                        /s/ James G. Lane, Jr.
                                    	     James G. Lane, Jr., Chairman and
                                             	Chief Executive Officer



Date:      May 8, 1995                        /s/ Gregory M. Bowie
                                                	Gregory M. Bowie
                                             Vice President, Finance