Form 10-Q
period 1995-07-01
SYNALLOY CORP
filed 1995-08-04
CIK 95953

FORM  10-Q

                      Securities and Exchange Commission
                          Washington, D. C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

    X      	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	           SECURITIES EXCHANGE ACT OF 1934
	           For the quarter ended July 1, 1995

                                    OR

_________	  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	           SECURITIES EXCHANGE ACT OF 1934
	           For the transition period from _______________ to ________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                              Yes    X             No________

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.
                                                 Number of Shares Outstanding
       Title of Class                                 As of July 1, 1995
Common Stock, $1.00 Par Value                              7,211,300



SYNALLOY CORPORATION

INDEX



PART I.   	FINANCIAL INFORMATION


Item  1. 	 Financial Statements (unaudited)

	          Condensed consolidated balance sheets - July 1, 1995

	          Condensed consolidated statements of income - Three and six months
          ended July 1, 	1995 and July 2, 1994

          	Condensed consolidated statements of cash flows - Six months ended
          July 1, 1995 	and July 2, 1994

	          Notes to condensed consolidated financial statements - July 1, 1995

	          Management's Discussion and Analysis of Financial Condition and
          Results of 	Operations


PART II.	  OTHER INFORMATION

Item  1.	  Legal Proceedings

Item  2.	  Changes in Securities

Item  3.	  Defaults upon Senior Securities

Item  4.	  Submission of Matters to a Vote of Security Holders

Item  5.	  Other Information

Item  6.	  Exhibits and Reports on Form 8-K

PART 1. FINANCIAL STATEMENTS
SYNALLOY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                            July 1,    December 31,
                                                              1995          1994
                                                          (Unaudited)      (Note)
ASSETS
Current assets
Cash and cash equivalents                                      14,588         20,770
Accounts receivable, less allowance for
 doubtful accounts                                         22,052,183     14,758,847
Inventories:
 Raw materials                                             13,727,242     10,252,207
 Work-in-process                                            5,736,428      3,765,329
 Finished goods                                            17,395,626     13,958,918
     Total inventories                                     36,859,296     27,976,454
Deferred income taxes                                         514,000        514,000
Prepaid expenses and other current assets                     628,106        167,791
Total current assets                                       60,068,173     43,437,862
Cash surrender value of life insurance                      1,572,831      1,535,131
Investment                                                    543,100        543,100
Property, plant & equipment, net of accumulated
 depreciation of $21,320,000 and $20,156,000               18,775,907     16,239,584
Deferred charges and other assets                             691,113        676,748
Total assets                                               81,651,124     62,432,425

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Notes payable                                               7,219,000      4,455,000
Accounts payable                                            9,581,656      5,900,018
Income taxes                                                  716,701        448,367
Accrued expenses                                            5,158,216      3,024,370
Current portion of environmental reserves                     201,776        356,800
Current portion of long-term debt                             334,615        334,615
Total current liabilities                                  23,211,964     14,519,170
Long-term debt, less current portion                       12,800,000      7,910,577
Environmental compliance costs                              2,182,200      2,182,200
Deferred compensation                                         553,746        554,236
Deferred income taxes                                         377,000        377,000
Contingencies -- Note 3

Shareholders' equity
 Common stock, par value $1 per share -
   authorized 8,000,000 shares; issued 8,000,000
   shares period ended July 1, 1995 and
   6,000,000 shares year ended December 31, 1994            8,000,000      6,000,000
 Capital in excess of par value                               664,538      6,931,064
 Retained earnings                                         37,465,832     31,373,461
 Less treasury stock                                       (3,604,156)    (7,415,283)
Total shareholders' equity                                 42,526,214     36,889,242
Total liabilities and shareholders' equity                 81,651,124     62,432,425

Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date. See accompanying notes to condensed consolidated financial statements.

SYNALLOY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                       Three Months Ended       Six Months Ended
                                       July 1,     July 2,     July 1,     July 2,
                                        1995        1994        1995        1994

Net sales                            41,380,776  30,217,198  75,956,743  57,549,376

Cost of sales                        30,581,922  25,035,793  57,983,113  48,176,386

Gross profit                         10,798,854   5,181,405  17,973,630   9,372,990

Selling, general and
    administrative expense            3,120,105   2,110,834   5,725,272   4,136,452

Operating income                      7,678,749   3,070,571  12,248,358   5,236,538

Other (income) and expense
  Interest expense                      297,245     144,812     533,000     273,716
  Other, net                            (13,917)      4,073     (28,820)     (6,955)

Income before taxes                   7,395,421   2,921,686  11,744,178   4,969,777

Provision for income taxes            2,782,000   1,023,000   4,369,000   1,740,000

Net income                            4,613,421   1,898,686   7,375,178   3,229,777


Net income per common share
  Primary and fully diluted                0.63        0.26        1.01        0.44

Dividends paid per common share            0.06        0.06        0.13        0.12

Average shares outstanding            7,337,996   7,357,542   7,337,139   7,350,524

See accompanying notes to condensed consolidated financial statements.

SYNALLOY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                         July 1, 1995   July 2, 1994
Operating activities
  Net income                                                7,375,178      3,229,777
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
      Depreciation and amortization                         1,237,463        966,286
      Deferred compensation                                      (490)          (880)
      Provision for losses on accounts receivable             347,210         98,015
      Gain on sale of property, plant and equipment           (17,100)       (13,430)
      Cash surrender value of life insurance                  (37,700)       (37,700)
      Environmental compliance costs                         (155,024)      (249,704)
      Changes in operating assets and liabilities:
        Accounts receivable                                (7,640,546)    (1,741,149)
        Inventories                                        (8,882,842)    (1,850,878)
        Other assets                                         (504,948)      (454,616)
        Accounts payable and accrued expenses               5,815,484      4,443,902
        Income taxes payable                                  268,334        (26,070)

Net cash (used in) provided by operating activities        (2,194,981)     4,363,553

Investing activities
  Purchases of property, plant and equipment               (3,746,520)    (2,501,741)
  Proceeds from sale of property, plant and equipment          17,100         25,295
  Proceeds from notes receivable                                3,002          2,719
  Acquisition costs                                                         (350,000)

Net cash (used in) investing activities                    (3,726,418)    (2,823,727)

Financing activities
  Proceeds from revolving lines of credit                  39,821,231     11,350,000
  Payments on revolving lines of credit                   (37,057,231)   (12,195,000)
  Addition to long-term debt                                5,000,000
  Principal payments on long-term debt                       (110,577)      (190,384)
  Proceeds from exercising stock options                      100,441         63,411
  Purchase of treasury stock                               (1,078,718)       (14,768)
  Dividends paid                                             (964,254)      (863,328)
  Contributions to 401(k)/ESOP                                204,325

Net cash provided by (used in) financing activities         5,915,217     (1,850,069)

  Decrease in cash and cash equivalents                        (6,182)      (310,243)

Cash and cash equivalents at beginning of year                 20,770        451,471

Cash and cash equivalents at end of period                     14,588        141,228


See accompanying notes to condensed consolidated financial statements.

SYNALLOY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


July 1, 1995

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended July 1, 1995, are not necessarily indicative of the results that may be expected for the year ending December 30, 1995. For comparative purposes, certain amounts in the 1994 financial statements have been reclassified to conform with the 1995 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended December 31, 1994.

NOTE 2--INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or market.

NOTE 3--LEGAL MATTERS
In late summer 1983, the Company, together with co-defendants Allied Corporation and E.I. duPont de Nemours & Co., settled approximately 115 individual tort actions arising out of alleged injurious exposure to betanaphthylamine (BNA) by employees of Augusta Chemical Company and Synalloy Corporation from 1949 to 1982. As part of the settlement, the Company agreed to be responsible for certain future medical payments for approximately 80 individuals and for payment of certain amounts in the event an individual is diagnosed as having bladder cancer. To date, only three individuals have received payments under these settlements. The Company does not believe a significant number of these individuals will have bladder cancer. The Company also believes that it is not probable that any losses payable under the terms of the settled cases should be in an amount to significantly impair the consolidated operating results or financial condition of the Company. Furthermore, based on the Georgia Supreme Court holding in Newton v. Synalloy, 254 GA. 174 (1985), it is not anticipated that future claims will be brought against the Company.

On July 11, 1995, the Company entered into a settlement agreement with H.B. Zachry ("Zachry") and the United States resolving the action, H. B. Zachry v. Synalloy Corporation and Bristol Metals, Inc. v. U.S., in the 37th Judicial District, Bexar County, Texas, arising out of the sale by Bristol Metals to Zachry of pipe for use at an Air Force base. The specific terms of the settlement are subject to a confidentiality agreement; however, the Company's

SYNALLOY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

contribution to the settlement was less than the $370,000 originally paid to the Company for the pipe. The Company is aware of two other claims between the government and contractors arising out of pipe purchased from Bristol. The Company is not party to either of these actions nor is it, in the opinion of the Company's counsel, bound by the terms of those actions. No separate action has been brought against the Company.

The Company does not believe that either the amounts potentially involved in the BNA settlements or unasserted, but potential, claims arising out of the sale of pipe to two Air Force bases meet the disclosure requirements of Item 103 of Regulation S-K. Accordingly, unless new information changes these beliefs, these items will no longer be reported in the quarterly and annual reports of the Company filed under the Securities and Exchange Act of 1934.

The Company is from time to time subject to various claims, other possible legal actions for product liability and other damages, and other matters arising out of the normal conduct of the Company's business. Management believes that based on present information, it is unlikely that liability, if any, exists that would have a materially adverse effect on the consolidated operating results or financial position of the Company.

NOTE 4--NET INCOME PER COMMON SHARE
Income per share is computed using the weighted average shares of Common Stock and dilutive Common Stock equivalents (options) outstanding during the respective periods.

NOTE 5--SHAREHOLDERS' EQUITY
On April 28, 1995, the Board of Directors of the Company declared a three-for-two split of the Company's common stock. This was paid in the form of a stock dividend on June 12, 1995 to shareholders of record May 22, 1995.
Accordingly, all share and per share information throughout the consolidated financial statements has been restated to reflect this split. The par value for the additional shares issued was transferred from capital in excess of par to common stock.

SYNALLOY CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion of certain significant factors which affected the Company during the quarter ended July 1, 1995.

Consolidated sales were $41,381,000 for the quarter and $75,957,000 year-to-date reflecting 37 and 32 percent increases, respectively, over the same periods one year ago. Consolidated net income increased 143 percent to $4,613,000 for the quarter, or $.63 per share, and increased 128 percent to $7,375,000 year-to-date, or $1.01 per share, over the same periods one year ago.

Chemical Segment sales were $14,451,000 for the quarter and $27,624,000 year-to-date reflecting five and four percent increases, respectively, over the same periods one year ago. Operating income increased 30 percent to $2,435,000 for the quarter and 15 percent to $3,821,000 year-to-date, over the same periods one year ago. Demand for textile dyestuffs, which represent the bulk of the chemical business, remained weak continuing the same softness experienced in the first quarter and in 1994. Sales and profits from these products were down approximately six and 13 percent, respectively, because of competitive conditions. However, sales of specialty chemicals almost doubled compared to last year's second quarter, and their contribution to operating income more than offset the decline in dyestuffs. Seasonal factors normally make the third quarter the weakest for sales and profits from textile dyestuffs. Price cutting by certain competitors and the question of when the cyclically depressed demand will improve add uncertainty to the third quarter. In addition, specialty chemicals sales and profits will decline from the second quarter level because of completion of annual production volumes of certain products.

Metals Segment sales were $26,930,000 for the quarter and $48,333,000 year-to-date reflecting 64 and 56 percent increases, respectively, over the same periods one year ago. Operating income increased 291 percent to $5,850,000 for the quarter and 283 percent year-to-date, over the same periods one year ago. Higher sales for the quarter and year-to-date were partly the result of a significant increase in unit volume which was driven by stronger demand. Substantially higher prices that passed on the higher cost of stainless steel raw material made an even larger contribution to the sales gain. The surge in operating income for the quarter and year-to-date resulted from the convergence of three factors. Improved market conditions led to better profitability industry wide, increased volume resulted in lower unit production costs, and sharply rising prices generated profits from a large inventory. Demand continues to be strong from most of the industries using these products and current prices are much higher than they were in the second half of last year. Based on this, the Company expects sales and profits in the last half of this year to be substantially better than they were in the comparable period in 1994.

Selling and administrative expense for the quarter and year-to-date were approximately seven percent of consolidated sales which is consistent with prior years' amounts. Interest expense increased significantly due to increased borrowings needed for working capital requirements.

Cash flows from operations decreased $2,195,000 during the first six months of the year compared to a $4,364,000 increase during the same period one year ago. The significant increase in activity in the Metals Segment has caused an expected increase in accounts receivable and inventories, net of accounts payable, of $12,495,000 from December 31, 1994. In June 1995, the Company consolidated its two working capital lines into a single $9,000,000 line of credit and borrowed $12,000,000 under a seven year Revolving Credit/Term Loan Facility. The proceeds are being used to refinance an existing $7,000,000 note payable with the Bank and fund two capital expenditure projects totaling $5,000,000. The Company expects that available cash and existing lines of credit will be sufficient to meet normal operating requirements, including capital expenditures and payment of dividends over the near term.

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

	          A.  The Annual Meeting of Shareholders was held April 28, 1995 at the offices of the Company.

	          B.  The following individuals were elected as directors at the
               Annual Meeting:               Votes For     Votes Withheld
              	1. James G. Lane, Jr.         3,729,820         13,311
              	2. Sibyl N. Fishburn          3,726,921         16,210
              	3. Richard E. Ingram          3,729,770         13,361
              	4. Glenn R. Oxner             3,729,820         13,311
              	5. Carroll D. Vinson          3,728,095         15,036

	          C. By a vote of 3,562,862 for, 115,408 against and 5,522 abstaining, the shareholders voted to amend the Non-Employee
              Director's Stock Option Plan to delete certain 	requirements
              limiting the exercise of such options.

          	D. Ernst & Young LLP, independent certified public accountants, were selected as independent auditors for the fiscal year ending December 30, 1995 by a vote of 3,709,714 for, 21,003 against and 12,414 abstentions.

Item  5.  	Other Information

	          None

Item  6.	  Exhibits And Reports On Form 8-K

	          The following exhibits are included herein:

	          None

          	The Company did not file any reports on  Form 8-K during the three
          months ended July 1, 	1995.

SYNALLOY CORPORATION





                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


	                                              SYNALLOY CORPORATION
                                                  (Registrant)



Date: 	 August 4, 1995                        /s/ James G. Lane, Jr.
                                        James G. Lane, Jr., Chairman and
                                            	Chief Executive Officer



Date: 	 August 4, 1995                        /s/  Gregory M. Bowie
                                               Gregory M. Bowie
                                            Vice President, Finance