Form 10-Q
period 1995-09-30
SYNALLOY CORP
filed 1995-11-08
CIK 95953

FORM  10-Q

                    Securities and Exchange Commission
                        Washington, D. C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

       X      	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
	              For the quarter ended September 30, 1995

                                   OR

____________  	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	              SECURITIES EXCHANGE ACT OF 1934
	              For the transition period from _____________ to _______________

                     Commission File Number 0-19687

                         SYNALLOY CORPORATION
          (Exact name of registrant as specified in its charter)

	Delaware                                                 57-0426694
State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification  Number)

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.
                                                  Number of Shares Outstanding
           Title of Class                           As of September 30, 1995
    Common Stock, $1.00 Par Value                         7,221,251



SYNALLOY CORPORATION

INDEX



PART I. 	FINANCIAL INFORMATION


Item  1. 	Financial Statements (unaudited)

	         Condensed consolidated balance sheets - September 30, 1995

	         Condensed consolidated statements of income - Three and nine months
         ended 	September 30, 1995 and October 1, 1994

	         Condensed consolidated statements of cash flows - Nine months ended
         September 30, 	1995 and October 1, 1994

	         Notes to condensed consolidated financial statements - September 30, 1995

	         Management's Discussion and Analysis of Financial Condition and
         Results of 	Operations


PART II.	OTHER INFORMATION

Item  1.	Legal Proceedings

Item  2.	Changes in Securities

Item  3.	Defaults upon Senior Securities

Item  4.	Submission of Matters to a Vote of Security Holders

Item  5.	Other Information

Item  6.	Exhibits and Reports on Form 8-K


PART 1. FINANCIAL STATEMENTS
SYNALLOY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       September 30,    December 31,
                                                            1995             1994
                                                        (Unaudited)         (Note)
ASSETS
Current assets
Cash and cash equivalents                                    19,175            20,770
Accounts receivable, less allowance for
   doubtful accounts                                     19,910,350        14,758,847
Inventories:
   Raw materials                                         14,172,038        10,252,207
   Work-in-process                                        7,186,330         3,765,329
   Finished goods                                        20,207,030        13,958,918
     Total inventories                                   41,565,398        27,976,454
Deferred income taxes                                       514,000           514,000
Prepaid expenses and other current assets                   346,911           167,791
Total current assets                                     62,355,834        43,437,862
Cash surrender value of life insurance                    1,591,681         1,535,131
Investment                                                  543,100           543,100
Property, plant & equipment, net of accumulated
 depreciation of $21,860,000 and $20,156,000             19,321,626        16,239,584
Deferred charges and other assets                           667,196           676,748
Total assets                                             84,479,437        62,432,425

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Notes payable                                             6,295,000         4,455,000
Accounts payable                                          9,186,027         5,900,018
Income taxes                                                434,477           448,367
Accrued expenses                                          6,225,348         3,024,370
Current portion of environmental reserves                   114,316           356,800
Current portion of long-term debt                           276,923           334,615
Total current liabilities                                22,532,091        14,519,170
Long-term debt, less current portion                     12,838,461         7,910,577
Environmental compliance costs                            2,182,200         2,182,200
Deferred compensation                                       553,501           554,236
Deferred income taxes                                       377,000           377,000
Contingencies -- Note 3

Shareholders' equity
 Common stock, par value $1 per share -
   authorized 8,000,000 shares; issued 8,000,000
   shares period ended September 30, 1995 and
   6,000,000 shares year ended December 31, 1994          8,000,000         6,000,000
 Capital in excess of par value                             752,047         6,931,064
 Retained earnings                                       40,803,085        31,373,461
 Less treasury stock                                     (3,558,948)       (7,415,283)
Total shareholders' equity                               45,996,184        36,889,242
Total liabilities and shareholders' equity               84,479,437        62,432,425

<f>
Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date. See accompanying notes to condensed consolidated financial statements.

SYNALLOY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                   Three Months Ended         Nine Months Ended
                               September 30,  October 1,  September 30,  October 1,
                                   1995          1994         1995          1994

Net sales                         37,858,626  29,871,906    113,815,369  87,421,282

Cost of sales                     28,394,922  24,802,819     86,378,035  72,979,205

Gross profit                       9,463,704   5,069,087     27,437,334  14,442,077

Selling, general and
    administrative expense         2,852,482   2,119,108      8,577,754   6,270,560

Operating income                   6,611,222   2,949,979     18,859,580   8,171,517

Other (income) and expense
  Interest expense                   254,119     149,245        787,119     422,961
  Other, net                         (12,852)     (7,080)       (41,672)    (29,035)

Income before taxes                6,369,955   2,807,814     18,114,133   7,777,591

Provision for income taxes         2,455,000     982,000      6,824,000   2,722,000

Net income                         3,914,955   1,825,814     11,290,133   5,055,591


Net income per common share
  Primary and fully diluted             0.53        0.25           1.54        0.69
Dividends paid per common
  share                                 0.08        0.07           0.21        0.19

Average shares outstanding         7,372,808   7,363,434      7,349,784   7,350,524

<f>
See accompanying notes to condensed consolidated financial statements.

SYNALLOY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                Nine Months Ended
                                                           September 30,     October 1,
                                                               1995            1994
Operating activities
 Net income                                                 11,290,133       5,055,591
 Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
   Depreciation and amortization                             1,842,862       1,460,783
   Deferred compensation                                          (735)         (1,320)
   Provision for losses on accounts receivable                  59,378         129,795
   (Gain) loss on sale of property, plant and equipment        (19,024)         50,154
   Cash surrender value of life insurance                      (56,550)        (56,550)
   Environmental compliance costs                             (242,484)       (307,440)
   Changes in operating assets and liabilities:
     Accounts receivable                                    (5,210,881)     (2,787,816)
     Inventories                                           (13,588,944)     (4,062,222)
     Other assets                                             (229,832)        (10,201)
     Accounts payable and accrued expenses                   6,486,987       4,748,806
     Income taxes payable                                      (13,890)         12,629

Net cash provided by operating activities                      317,020       4,232,209

Investing activities
 Purchases of property, plant and equipment                 (4,895,086)     (3,542,144)
 Proceeds from sale of property, plant and equipment            45,433          25,084
 Proceeds from notes receivable                                  4,037           3,654
 Acquisition costs                                                            (350,000)

Net cash (used in) investing activities                     (4,845,616)     (3,863,406)

Financing activities
 Proceeds from revolving lines of credit                    55,591,231      20,731,000
 Payments on revolving lines of credit                     (53,751,231)    (19,986,000)
 Addition to long-term debt                                  5,000,000
 Principal payments on long-term debt                         (129,808)       (256,730)
 Proceeds from exercising stock options                        105,678          77,632
 Purchase of treasury stock                                 (1,079,058)        (18,008)
 Dividends paid                                             (1,541,955)     (1,343,783)
 Contributions to 401(k)/ESOP                                  332,144

Net cash provided by (used in) financing activities          4,527,001        (795,889)

 Decrease in cash and cash equivalents                          (1,595)       (427,086)

Cash and cash equivalents at beginning of year                  20,770         451,471

Cash and cash equivalents at end of period                      19,175          24,385

<f>
See accompanying notes to condensed consolidated financial statements

SYNALLOY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


September 30, 1995

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 30, 1995. For comparative purposes, certain amounts in the 1994 financial statements have been reclassified to conform with the 1995 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended December 31, 1994.

NOTE 2--INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or market.

NOTE 3--LEGAL MATTERS
The Company is from time to time subject to various claims, other possible legal actions for product liability and other damages, and other matters arising out of the normal conduct of the Company's business. Management believes that based on present information, it is unlikely that liability, if any, exists that would have a materially adverse effect on the consolidated operating results or financial position of the Company.

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

SYNALLOY CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion of certain significant factors which affected the Company during the quarter ended September 30, 1995.

Consolidated sales were $37,858,000 for the quarter and $113,815,000 year-to-date reflecting 27 and 30 percent increases, respectively, over the same periods one year ago. Consolidated net income increased 114 percent to $3,915,000 for the quarter, or $.53 per share, and increased 123 percent to $11,290,000 year-to-date, or $1.54 per share, over the same periods one year ago.

Chemical Segment sales were $11,005,000 for the quarter and $38,629,000 year-to-date reflecting 15 and two percent declines, respectively, compared to the same periods one year ago. Operating income declined 29 percent to $1,084,000 for the quarter and increased slightly by one percent to $4,905,000 year-to-date, compared to the same periods one year ago. About one-half of the expected decline in sales and operating income for the quarter resulted from the timing of production of certain non-dye specialty chemicals. Last year's third quarter reflected the highest production level of these products in 1994, while this quarter represented the lowest level scheduled for 1995. For the nine months, higher profits from specialty chemicals offset lower profits from textile dyestuffs. Demand for textile dyestuffs, which represent the bulk of the chemical business, continued to decline during the quarter resulting primarily from weak apparel demand. The decline is consistent with the trends experienced in the first two quarters and in 1994. Sales and profits for the quarter from these products were down approximately 15 and 19 percent, respectively, Specialty chemicals should show good improvement in the fourth quarter compared to the third quarter and last year's fourth quarter. However, demand for dyes has recently been at its weakest level which makes the overall outlook uncertain.

Metals Segment sales were $26,853,000 for the quarter and $75,186,000 year-to-date reflecting 58 and 57 percent increases, respectively, over the same periods one year ago. Operating income increased 248 percent to $6,022,000 for the quarter and 269 percent to $15,446,000 year-to-date, over the same periods one year ago. Third quarter operating income soared to a new record while sales were about the same as the record set in the second quarter of this year. The bulk of the sales gain came from higher prices that passed on the increased cost of stainless steel raw material. A change in product mix with more sales of high priced super alloy pipe also contributed to the increase. The surge in income resulted from strong stainless pipe markets that led to better profitability industry wide, increased volume which produced lower unit production cost, and rising prices that generated profits from a large inventory. Raw material costs and selling prices have been reasonably stable during the past few months and will have a negative impact on inventory profits in the future. For this reason, fourth quarter operating income will probably be below the level achieved in the third quarter. However, demand

SYNALLOY CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (Continued)


continues to be strong from most of the industries using these products and current prices are much higher than they were a year ago. Based on this, the Company expects sales and profits in the fourth quarter to be substantially better than they were in the comparable period in 1994.

Selling and administrative expense for the quarter and year-to-date were approximately seven percent of consolidated sales which is consistent with prior years' amounts. Interest expense increased significantly due to increased borrowings needed for working capital requirements.

Cash flows from operations increased $317,000 during the first nine months of the year compared to a $4,232,000 increase during the same period one year ago. The significant increase in activity in the Metals Segment has caused an expected increase in accounts receivable and inventories, net of accounts payable, of $15,514,000 from December 31, 1994. The Company expects that available cash and existing lines of credit will be sufficient to meet normal operating requirements, including capital expenditures and payment of dividends over the near term.

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

	         The following exhibits are included herein:

	         None

The Company did not file any reports on Form 8-K during the three months ended September 30,1995.

SYNALLOY CORPORATION





                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


	                                             SYNALLOY CORPORATION
                                                 (	Registrant)



Date:    November 8, 1995                   /s/ James G. Lane, Jr.
                                       James G. Lane, Jr., Chairman and
                        	                    Chief Executive Officer



Date: 	   November 8, 1995                   /s/    Gregory M. Bowie
                                              Gregory M. Bowie
                                	            Vice President, Finance