Form 10-K
period 1995-12-30
SYNALLOY CORP
filed 1996-03-27
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 Form 10-K[x]

               [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 30, 1995

                or[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                Commission File Number 0-19687

                               SYNALLOY CORPORATION
               (Exact name of registrant as specified in its charter)
            Delaware                                         57-0426694
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

Croft Industrial Park, P.O. Box 5627, Spartanburg, South Carolina    29304
               (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: (864) 585-3605

Securities registered pursuant to            Name of each exchange on
Section 12(b) of the Act:                       which registered:
           None                             Nasdaq National Market System
      Title of Class

          Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $1.00 Par Value
                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports re-quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes   X                No

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information state-ments incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the closing price of February 26, 1996, the aggregate market value of common stock held by non-affiliates of the registrant was $129.7 million.

The number of common shares outstanding of the registrant's Common Stock as of February 26, 1996 was 7,013,125.

Documents Incorporated By Reference: Portions of the proxy statement for the annual shareholders' meeting are incorporated by reference into Part III.

PART 1.

Item 1 Business

Synalloy Corporation, a Delaware Corporation ("the Company"), was incorporated in 1958 as the successor to a chemical manufacturing business founded in 1945. Its charter is perpetual. The name was changed on July 31, 1967 from Blackman Uhler Industries, Inc. On June 3, 1988, the state of incorporation was changed from South Carolina to Delaware. The Company's executive offices are located at Croft Industrial Park, Spartanburg, South Carolina.

General

Metals Segment--This segment is comprised of two wholly-owned subsidiaries, Bristol Metals, Inc., located in Bristol, Tennessee, and Whiting Metals, Inc., located in Camden, South Carolina.

Bristol manufactures welded pipe, primarily from stainless steel, but also from other corrosion-resistant metals. Pipe is produced in sizes from one-half inch to 60 inches in diameter and wall thickness up to three-quarters inch. Eight-inch and smaller pipe is made on equipment that forms and welds the pipe in a continuous process. Pipe larger than eight inches is formed on presses or rolls and welded on batch welding equipment. Pipe is normally produced in standard 20-foot lengths. However, Bristol has unusual capabilities in the production of long length pipe without circumferential welds. This can reduce installation cost for the customer. Lengths up to 60 feet can be produced in sizes up to eight inches in diameter. In larger sizes Bristol has a unique ability among domestic producers to make 48-foot lengths in sizes up to 30 inches.

A significant amount of the pipe produced is further processed into piping systems that conform to engineered drawings furnished by the customers. This allows the customer to take advantage of the high quality and efficiency of Bristol's fabrication shops instead of performing all of the welding on the construction site. The pipe fabricating shops can make one and one-half dia-meter cold bends on one-half inch through eight-inch stainless pipe with thick-nesses up through schedule 40. No company with which Bristol competes has this capability.Most of the piping systems are produced from pipe manufactured by Bristol.

Whiting manufactures Underwriters Laboratories (UL) labeled storage tanks, ASME coded pressure vessels and reactors, and other process equipment. They have unusual expertise in the manufacture and installation of dimple and spiral wound pipe type jackets for heating and cooling of process equipment. The wide variety of products made by Whiting are all custom designed for the end-user. Like Bristol, the principal raw material is stainless steel.

In order to establish stronger business relationships, only a few raw material suppliers are used. Two suppliers furnish more than one-half of total dollar purchases of raw materials. However, raw materials are readily available from a number of different sources and the Company anticipates no difficulties in obtaining its requirements.

This segment's products are used principally by customers requiring materials that are corrosion-resistant or suitable for high-purity processes. The lar-gest users are the chemical, petrochemical and pulp and paper industries with some other important industry users being mining, power generation, waste water treatment, brewery, food processing, petroleum and pharmaceutical.

Chemical Segment--This segment operates under the Blackman Uhler Chemical Com-pany (BU) business name and has two plants, one in Augusta, Georgia and one in Spartanburg, South Carolina. Both locations are fully licensed for chemical manufacture and each maintains a permitted waste treatment system. This seg-ment's principal business is the manufacture and sale to the textile industry of dyes, pigments and auxiliaries used in dying and printing.

Dyes are produced in both liquid and powder form, and pigments primarily as a specially formulated paste. Dyes fix themselves to textile yarns by a particu-lar reaction or penetration into the yarn fiber, whereas pigments are normally applied as a surface coating during a printing operation. Dyeing of textile fabrics in solid colors is primarily accomplished by the use of dyes. Pigment colors are uniquely suitable for printing of multi-colored patterns. Raw materials used to manufacture dyes and pigments consist chiefly of organic intermediates and inorganic chemicals which are purchased from manufacturers in the United States, Europe and Asia. An inventory of raw materials is normally kept on hand for approximately three months' production. Currently, raw materials are readily available and management does not anticipate any difficulty in obtaining adequate supplies.

In the mid 1980s management decided to better utilize its excellent reputation for sales and service by expanding its efforts to sell reactive dyes. These dyes are used for coloring cotton and rayon. The Company purchases finished and crude products that are either sold as is, or converted to liquid form for the convenience of customers. These dyes have produced outstanding growth and now represent over one-third of the chemical segment's sales. The Company has a three-year distributorship agreement expiring December 31, 1996 with the company supplying about 90 percent of these products. The supplier has been the principal source of these products since 1985. Although the Company believes that this supplier will continue to be a source of these products in the future, there is no assurance of this. Loss of this supplier would have a materially adverse short-term effect on the Company's sales and net income. However, management believes that if the agreement with this supplier is not continued in the future, other suppliers could be found to replace most of the products.

In May 1994, Blackman Uhler acquired the sulphur dye business of Southern Dye and Chemical Company, a manufacturer of sulphur dyes utilizing an environmental-ly friendly chemical system. This process results in reduced environmental costs and shorter processing cycles. Sulphur dyes are used to dye denim, fleece garments, knits, work clothes, men's casual wear, and a variety of cotton and cotton-polyester blends. The sales staff is already experienced in the applica-tion of these dyes which should enhance their growth potential for the Company.

For many years Blackman Uhler has been producing specialty chemicals for other chemical, pharmaceutical and petroleum companies. In 1987 a plan was imple-mented to focus on specialties as a primary growth area. Since then facilities and equipment have been added at Spartanburg to produce several new specialty products.
At the Augusta plant, a major investment was made in equipment to make hydro-genated products. This process, a catalytic reduction using hydrogen, put Blackman Uhler in a new family of chemicals used in a wide array of products including sun screens, skin lotions, absorbers for gaseous pollutants and inter-mediates for dyes and pigments. These specialty products made an important con-tribution to sales and profits in 1995 and should continue to provide future growth.

Blackman Uhler maintains five laboratories for applied research and quality control which are staffed by approximately 25 employees.

Sales and Distribution

Metals Segment--The metals segment utilizes separate sales organizations for its different product groups. Stainless steel pipe is sold nationwide under the Brismet trade name through authorized stocking distributors with over 200 warehouse locations throughout the country. In addition, large quantity orders are shipped directly from Bristol's plant to end-user customers. Producing sales and providing service to the distributors and end-user customers are two outside sales employees, six independent manufacturers' representatives, the Manager of Inside Sales and five inside sales employees. The President also spends about 50 percent of his time in sales related matters.

Piping systems are sold nationwide under the Bristol Piping Systems trade name by three outside sales employees and a part-time consultant who is a Bristol retiree. They are under the direction of the Vice President in charge of piping systems who spends over half of his time in sales and service to customers. Specialty process equipment manufactured by Whiting Metals is sold by one out-side sales employee and two manufacturers' representatives under the direction of Whiting's President who devotes significant time to sales. Piping systems and process equipment are marketed to engineering firms and construction com-panies or directly to project owners. Orders are normally received as a result of competitive bids submitted in response to inquiries and bid proposals.

Chemical Segment--Eight full-time outside sales employees and four manufac-turers' representatives market dyes and pigments to the textile industry nation-wide.
In addition, both the President and Executive Vice President of this segment devote a substantial part of their time to sales. Specialty chemicals are sold by a part-time consultant and two employees who devote part of their time to sales. These products are marketed directly to chemical, pharmaceutical and petroleum companies.

Competition

Metals Segment--Welded stainless steel pipe is the largest sales volume product of the metals segment. Although information is not publicly available regard-ing the sales of most other producers of this product, management believes that the Company is the largest domestic producer of such pipe. This commodity pro-duct is highly competitive with eight known domestic producers and imports from many different countries. The largest sales volume among the specialized pro-ducts comes from fabricating light wall stainless piping systems. Management believes the Company is the largest producer of such systems. With respect to specialty stainless process equipment, the Company has an insignificant market share on a national basis and has numerous competitors some of which may have substantially more resources than does the Company.

Chemical Segment--About seven percent of the dye and pigment sales represent niche products for which the Company is the only producer. Another approxima-tely 23 percent of these sales represent products of which the Company is an important producer with an estimated 10 to 20 percent market share. The Company has five percent or less of the market for the remainder of its dye products. The Company is the sole producer of certain specialty chemicals manufactured for other companies under processing agreements. However, the Company's sales of specialty products are insignificant compared to the overall market for special-ty chemicals. The market for most of the products is highly competitive and many competitors have substantially greater resources than does the Company.

Environmental Matters

Environmental expenditures that relate to an existing condition caused by past operations and that do not contribute to future revenue generation are ex-pensed.
Liabilities are recorded when environmental assessments and/or cleanups are probable and the costs of these assessments and/or cleanups can be reasonably estimated. See Note H to Consolidated Financial Statements for further dis-cussion.

Research and Development Activities

The Company spent approximately $743,000 in 1995, $694,000 in 1994 and $638,000 in 1993 on research and development programs in its chemical segment. Eleven individuals, eight of whom are graduate chemists, are engaged primarily in research and development of new products and processes, the improvement of existing products and processes, and the development of new applications for existing products.

Seasonal Nature of The Business

Many textile plants shut down for vacations in the first or second week of July. This contributes to a seasonal pattern that normally results in lower third quarter sales of dyes, pigments and auxiliaries when compared to the other quarters. One of the larger specialty products, a herbicide, normally produces higher sales in the first quarter than in other quarters. Otherwise, there is no consistent seasonal pattern, and sales and net income in any given quarter may not be representative of other quarters.

Backlogs

The chemical segment operates primarily on the basis of delivering products soon after orders are received. Accordingly, backlogs are not a factor in this business. The same applies to commodity pipe sales in the metals segment. How-ever, backlogs are important in the piping systems and process equipment pro-ducts because they are produced only after orders are received, generally as the result of competitive bidding. Order backlogs for these products were $10,400,000, $13,600,000 and $14,400,000 at the 1995, 1994 and 1993 respective year ends.

Employee Relations

As of December 30, 1995, the Company had 568 employees. The Company considers relations with employees to be satisfactory. The number of employees of the Company represented by unions at the Bristol, Tennessee facility is 259. They are represented by two locals affiliated with the AFL-CIO and one local affili-ated with the Teamsters. Contracts will expire in February 1999, December 1999 and March 2000.

Item 2 Properties

The Company operates the major plants and facilities described below, all of which are well maintained and in good condition. All facilities throughout the Company are properly insured. The buildings are of various types of con-struction including brick, steel, concrete, concrete block and sheet metal.
All have adequate transportation facilities for both raw materials and finished products. The Company owns all of these plants and facilities.


Location        Principal                     Buildings      Land
                Operations                    Square Feet    Acres
--------------  -----------                   ------------   ------
Spartanburg, SC Corporate headquarters;         211,000       60.90
                Chemical manufacturing and
                warehouse facilities

Augusta, GA     Chemical manufacturing           52,500       46.00

Bristol, TN     Manufacturing of stainless
                steel pipe and piping
                systems                         218,000       73.08

Camden, SC      Manufacturing of stainless
                steel vessels                    16,300       12.26

Item 3 Legal Proceedings

For a discussion of legal proceedings, see Note N to Consolidated Financial Statements.

Item 4 Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

Part II

Item 1 Market for the Registrant's Common Stock and Related Security Holder Matters

The Company had 1,666 common shareholders of record at December 30, 1995. The Company's Common Stock trades on The Nasdaq Stock Market under the symbol SYNC. Future dividend payments are dependent on earnings, capital requirements and financial conditions. In addition, dividend payment levels are subject to cer-tain loan agreement limitations (See Note G to Consolidated Financial Statements). The prices shown below are the last reported sales prices on The Nasdaq National Market System.

         ---------1995----------------    -----------1994---------------
Quarter  High   Low     Dividends Paid    High     Low    Dividends Paid
1       15 7/8   11 7/8     $.07         13 3/8   9 3/8     $.06
2       19 3/8   14 7/8      .07         12 5/8   11         .06
3       26 1/4   18 5/8      .08         13 1/2   11         .07
4       24 1/2   18          .08         13 1/2   11 5/8     .07


Item 2 Selected Financial Data
(Dollars in thousands except for per share data)
                            1995     1994       1993       1992       1991
Operations
Net sales               $147,298  $114,519    $103,409  $101,810    $90,298
Gross profit              35,323    20,056      16,043    17,371     13,967
Selling, general and
        administrative
        expense           11,089     8,337       7,556     7,701      6,871
Environmental
 remediation costs                   2,351       291         170        110
Operating income          24,234     9,368     8,196       9,500      6,986
Net income                14,521     5,718     4,825       5,609      4,011

Financial Position
Total assets             $80,226   $62,432   $55,771     $50,077    $45,646
Working capital           41,098    28,919    26,279      22,619     16,161
Long-term debt,
  less current portion    12,619     7,911     8,226       5,768      2,346
Shareholders' equity      48,363    36,889    32,815      29,426     25,197


Per Share Data
Net income                 $1.98      $.78      $.66        $.77       $.54
Dividends declared
  and paid                   .29       .25       .23         .21        .19

Item 3 Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The current ratio at 1995 year end was a strong 3.6:1, up from the two previous year end ratios of 3.0:1. Working capital increased $12,179,000 to $41,098,000.
Substantially all of this increase came from an intentional $11,654,000 increase in the metals segment's inventories that resulted from several factors including responding to the strong market conditions that existed throughout 1995, purchasing raw materials in advance of anticipated price increases, and providing for the potentially negative impact that could have occurred from lost production if the December 1995 agreement with one of the unions had not transpired.

In July 1995, the Company entered into a new borrowing agreement with its bank consolidating two working capital lines totaling $9,000,000 with the bank and one other bank, into a single $9,000,000 line. In addition, the Company refinanced its long-term note payable and borrowed an additional $5,000,000 which was used to cover capital expenditures and acquire $1,344,000 of common stock for the treasury. Cash flows from operations totaled $5,028,000 which was used along with borrowings, for capital expenditures and dividends of $6,455,000 and $2,120,000, respectively. The Company expects that cash flows from 1996 operations, planned inventory reductions, and available borrowings will be sufficient for estimated capital expenditures of $4,700,000, make dividend payments, purchase $5,000,000 of common stock for the treasury as approved by the Board of Directors in February 1996, and fund normal operating requirements.

Results of Operations

Metals Segment--The following table summarizes operating results and backlogs for the three years indicated. Reference should be made to Note P.
                                1995            1994            1993

(Amounts in thousands)      Amount  %     Amount   %       Amount     %
Net sales                 $99,455  100.0  $64,130  100.0  $57,971   100.0
Cost of goods sold         73,032   73.5   53,249   83.0   49,456    85.3
                          ------   -----  -------  -----  -------   -----

Gross profit               26,423   26.5   10,881   17.0    8,515    14.7

Selling and administrative
  expense                   6,004    6.0    4,170    6.5    4,079     7.0
Environmental expense                         108     .2      279      .5
                         --------  -----  -------  -----   ------   -----

Operating income           $20,419  20.5   $6,603   10.3   $4,157     7.2
                           =======  ====   ======   ====   ======    ====

Year-end backlogs
Piping systems and
  process equipment        $10,400        $13,600         $14,400
                           =======        =======         ========

Comparison of 1995 and 1994

Sales and operating income achieved record levels in 1995 increasing 55 and 209 percent, respectively. After five consecutive years of lower prices, 1995 average sales prices increased 37 percent over 1994, and tonnage sold increased 13 percent. The increase in sales reflect the Company's success over the past several years in increasing market share in industries other than the pulp and paper industry where the Company had historically generated almost one-half of its sales, and its ability to pass along the increased cost of stainless steel raw material experienced in 1995. The significant increases in gross profits resulted from strong stainless pipe markets that led to higher profitability industry wide, increased volume which produced lower unit production cost, and rising prices that generated profits from a large inventory.

Higher profit-based incentives and sales commissions accounted for the increase in selling and administrative expenses. However, these expenses actually declined as a percent of sales.

Comparison of 1994 and 1993

Average sales prices were down seven percent in 1994, but dollar sales were up 11 percent because of a 20 percent increase in tonnage sold. The Company believes that its unit volume increase was about double that of the overall market. After a five-year decline, prices for stainless pipe bottomed in May 1994 and remained essentially unchanged through September. Prices showed a modest uptrend during the fourth quarter. After a significant increase in sales of piping systems in the first half of 1994, the last six months declined to levels more consistent with the weak cyclical demand for these products. Operating income, 59 percent above last year, increased in every quarter with the fourth quarter producing $2,413,000 of the total. Major factors contributing to the significant increase in gross profit and operating income were efficiencies resulting from increased unit volume and the ability to capitalize on lower raw material cost.

Higher profit-based incentives more than accounted for the increase in selling and administrative expenses. However, these expenses actually declined as a percent of sales as the Company continued its cost control efforts.

For information relative to environmental matters, see Note H to Consolidated Financial Statements.

Chemical Segment--The following table summarizes operating results for the three years indicated. Reference should be made to Note P.
                                1995           1994                1993

(Amounts in thousands)      Amount  %     Amount    %       Amount     %
Net sales                  $47,843 100.0  $50,389  100.0   $45,438   100.0
Cost of goods sold          38,943  81.4   41,214   81.8    37,910    83.4
                            ------  ----  -------   ----   -------    ----

Gross profit                 8,900  18.6    9,175   18.2     7,528    16.6

Selling and administrative   3,218   6.7    3,055    6.1     2,600     5.8
  expense
Environmental expense                       2,243    4.4        12
                            ------ -----   ------    ---    ------     ---

Operating income            $5,682  11.9   $3,877    7.7    $4,916    10.8
                            ======  ====   ======   ====    ======    ====

Comparison of 1995 and 1994

Sales declined five percent in 1995 as the Company was impacted by very poor demand for textile dyestuffs. Dyestuff sales declined nine percent as weak demand for apparel continued a decline that began in 1993, and competitive pressure drove down prices throughout the year. However, non-textile special-ties increased its contribution to sales as specialties sales increased 18 percent.
Operating income declined 7 percent from last year before deducting the 1994 special environmental charge. This decline came entirely from dyestuffs as competitive pricing impacted profits in the dyestuff industry, and overhead costs deteriorated profitability due to lower volumes. Non-textile specialties contributed favorably to income making up 36 percent of the total compared to 28 percent in 1994.

Selling and administrative expenses increased slightly primarily from including the sulphur dye operations, acquired in May 1994, for the full year in 1995.

Comparison of 1994 and 1993

The Company introduced new products and expanded its non-textile specialty products during the year which offset very weak demand for textile dyestuffs and severe price cutting in the largest product line, reactive dyes. As a result, total sales increased 11 percent. Sales of non-textile specialties increased 37 percent over 1993 and dyestuff sales increased eight percent primarily as the result of the acquisition in May 1994 of a small sulphur dye business.
While operating income declined 21 percent for the year, without a $2,243,000 special charge for environmental remediation costs in the fourth quarter, operating income would have increased 24 percent to $6,120,000. Non-textile specialties made a strong contribution to profits making up 28 percent of the total in 1994. Profits for dyestuffs were up slightly mainly from the new sulphur dye products.

Selling and administrative expenses increased 18 percent primarily as a result of the sulphur dye acquisition and profit-based incentives.

For information relative to environmental matters, see Note H to Consolidated Financial Statements.

Unallocated Income and Expense

Reference should be made to the Segment Information for the schedule of these items.

Comparison of 1995 and 1994

The increase in corporate expenses resulted from higher profit-based incen-tives. Although the Company executed a new debt agreement that reduced interest rates, the higher level of borrowings caused interest expense to increase.

Comparison of 1994 and 1993

The increase in corporate expenses resulted from higher profit-based incen-tives. Interest expense was higher due to the increase in bank lending rates and increased line of credit borrowings during the year.

Current Conditions and Outlook

Material costs and selling prices of our metal products declined modestly in the fourth quarter ending the inventory profits that favorably impacted the first three quarters of 1995. As a result, operating income for the fourth quarter, although double the prior year's amount, declined 17 percent from the third quarter's record level. However, demand continues to be strong from most of the industries using these products. While we expect a modest increase in tonnage sold for 1996, it is unlikely that the trend of increasing material costs and selling prices experienced in 1995 will recur. Accordingly, the inventory profits realized in 1995 will probably not be repeated. As a result, we expect operating income in 1996 to at best be equal to, or more likely, down from 1995.

The market for textile dyestuffs was at its weakest level in the fourth quarter of 1995. In the first two months of 1996, we have not seen any significant changes in this condition. However, we expect to increase sales in 1996 by continuing to grow non-textile specialty sales and expanding dyestuff sales with new products in our existing family of dyes. We also plan to enter the
market for additional classes of dyes.   We are hopeful that this will produce
an increase in sales and operating income for 1996. However, since the demand for dyes has recently been at its weakest level, the outlook for these products remains uncertain.

Item 4 Financial Statements and Supplementary Data

The Company's consolidated financial statements, related notes, report of management and report of the independent auditors follow on subsequent pages of this report.

CONSOLIDATED STATEMENTS OF INCOME
(December 30, 1995, December 31, 1994 and January 1,1994)
                                               1995          1994          1993
Net sales                                   $147,298,348  $114,519,010  $103,409,005

Cost of sales                                111,975,698    94,462,625    87,366,120

Gross profit                                  35,322,650    20,056,385    16,042,885

Selling, general and administrative expense   11,088,914     8,337,388     7,555,827

Environmental remediation costs                              2,350,645       290,697

Operating income                              24,233,736     9,368,352     8,196,361

Other (income) and expense
  Interest expense                               911,555       575,645       535,859
  Other, net                                      27,660        (4,183)        1,402

Income before taxes                           23,294,521     8,796,890     7,659,100

Provision for income taxes                     8,774,000     3,079,000     2,834,000

Net income                                  $ 14,520,521   $ 5,717,890   $ 4,825,100

Net income per common share                        $1.98          $.78          $.66

See accompanying notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS
(December 30, 1995, December 31, 1994 and January 1,1994)
                                                          1995          1994          1993
ASSETS
Current assets
Cash and cash equivalents                             $    267,061  $     20,770  $    451,471
Accounts receivable, less allowance for
   doubtful accounts of $356,000, $181,000
   and $83,000, respectively                            17,616,246    14,758,847    13,806,368
Inventories
   Raw materials                                        10,574,040    10,252,207     5,804,689
   Work-in-process                                       6,095,136     3,765,329     3,184,677
   Finished goods                                       21,860,833    13,958,918    15,261,172
     Total inventories                                  38,530,009    27,976,454    24,250,538
Deferred income taxes (Note L)                             218,000       514,000       702,000
Prepaid expenses and other current assets                  119,592       167,791       144,670
Total current assets                                    56,750,908    43,437,862    39,355,047
Cash value of life insurance                             1,632,029     1,535,131     1,444,666
Investment (Note B)                                        543,100       543,100       543,100
Property, plant & equipment, net (Notes C and G)        20,341,645    16,239,584    14,021,579
Deferred charges (Note D)                                  944,543       657,242       380,072
Other assets                                                13,348        19,506        26,397
Total assets                                          $ 80,225,573  $ 62,432,425  $ 55,770,861

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Notes payable (Note E)                                $  4,740,000  $  4,450,000  $  2,800,000
Accounts payable                                         4,833,405     5,900,018     6,639,702
Income taxes                                               233,977       448,367       487,298
Accrued expenses (Note F)                                5,082,212     3,024,370     1,967,494
Current portion of environmental reserves (Note H)         486,521       356,800       619,910
Current portion of long-term debt (Note G)                 276,923       334,615       561,538
Total current liabilities                               15,653,038    14,519,170    13,075,942
Long-term debt, less current portion (Note G)           12,619,231     7,910,577     8,225,961
Environmental reserves (Note H)                          1,702,800     2,182,200        25,492
Deferred compensation (Note I)                           1,267,353       554,236       556,087
Deferred income taxes (Note L)                             620,000       377,000     1,072,000
Contingencies (Notes H and N)

Shareholders' equity (Notes G,J,K and O)
 Common stock, par value $1 per share -
   authorized 8,000,000 shares; issued 8,000,000
   shares in 1995 and 6,000,000 shares in
   1994 and 1993                                         8,000,000     6,000,000     6,000,000
 Capital in excess of par value                            417,030     6,931,064     6,918,721
 Retained earnings                                      43,774,332    31,373,461    27,480,017
                                                        52,191,362    44,304,525    40,398,738
 Less cost of Common Stock in treasury: 789,749,
    1,193,371 and 1,222,345 shares, respectively        (3,828,211)   (7,415,283)   (7,583,359)
Total shareholders' equity                              48,363,151    36,889,242    32,815,379
Total liabilities and shareholders' equity            $ 80,225,573  $ 62,432,425  $ 55,770,861

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(December 30, 1995, December 31, 1994 and January 1,1994)
Operating activities
  Net income                                          $ 14,520,521  $  5,717,890  $  4,825,100
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                        2,315,970     1,969,210     1,736,711
    Deferred compensation                                  713,117        (1,851)        8,966
    Deferred income taxes                                  539,000      (507,000)      130,000
    Provision for losses on accounts receivable            175,239       122,184       (72,618)
    Loss on sale of property, plant and equipment           23,245        48,595        22,053
    Cash surrender value of life insurance                 (96,898)      (90,465)      (85,836)
    Environmental compliance costs                        (349,679)    1,893,598      (291,607)
    Changes in operating assets and liabilities:
      Accounts receivable                               (3,032,638)   (1,074,663)   (2,211,738)
      Inventories                                      (10,553,555)   (3,725,916)     (610,674)
      Other assets                                        (334,874)      (15,144)      217,292
      Accounts payable and accrued expenses              1,323,372       317,192       992,954
      Income taxes payable                                (214,390)      (38,931)     (306,292)
Net cash provided by operating activities                5,028,430     4,614,699     4,354,311

Investing activities
  Purchases of property, plant and equipment            (6,454,565)   (4,214,145)   (3,261,841)
  Proceeds from sale of property, plant and equipment      109,061        44,504        92,107
  Proceeds from notes receivable                             6,158         5,575       284,335
  Intangibles arising from acquisition                                  (350,000)
Net cash (used in) investing activities                 (6,339,346)   (4,514,066)   (2,885,399)

Financing activities
  Proceeds from revolving lines of credit               69,255,231    33,130,000    10,400,000
  Payments on revolving lines of credit                (68,970,231)  (31,475,000)  (11,400,000)
  Addition to long-term debt                             5,000,000                   3,000,000
  Principal payments on long-term debt                    (349,038)     (542,307)     (552,609)
  Proceeds from exercising stock options                   113,457        80,852       131,229
  Purchases of treasury stock                           (1,372,562)      (18,007)      (26,992)
  Dividends paid                                        (2,119,650)   (1,824,446)   (1,620,722)
  Capital contribution (Note O)                                          117,574
  Payments on life insurance loans                                                  (1,015,477)
Net cash provided by (used in) financing activities      1,557,207      (531,334)   (1,084,571)

Increase (Decrease) in cash and cash equivalents           246,291      (430,701)      384,341
Cash and cash equivalents at beginning of year              20,770       451,471        67,130
Cash and cash equivalents at end of period            $    267,061  $     20,770  $    451,471

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                                       Cost of
                                                      Capital in                          Common
                                            Common     Excess o       Retained      Stock in
                                             Stock     Par Value      Earnings      Treasury       Total

Balance at January 2, 1993              $ 6,000,000   $ 6,986,277  $ 24,275,639  $ (7,835,464)   $ 29,426,452
Net income                                                            4,825,100                     4,825,100
Stock options exercised                                  (128,738)                    259,967     131,229
Contributions to 401(k)/ESOP                               61,182                      19,130      80,312
Purchase of Common Stock
  for treasury                                                                        (26,992)    (26,992)
Cash dividends - $.22 per share                                     (1,620,722)                (1,620,722)

Balance at January 1, 1994                6,000,000     6,918,721   27,480,017     (7,583,359) 32,815,379
Net income                                                           5,717,890                  5,717,890
Stock options exercised                                  (105,231)                    186,083      80,852
Purchase of Common Stock
  for treasury                                                                        (18,007)    (18,007)
Capital contribution (Note O)                             117,574                                 117,574
Cash dividends - $.26 per share                                     (1,824,446)                (1,824,446)

Balance at December 31, 1994              6,000,000     6,931,064   31,373,461     (7,415,283) 36,889,242
Net income                                                          14,520,521                 14,520,521
Retirement of treasury shares              (666,667)   (3,893,016)                  4,559,683
Three-for-two stock split                 2,666,667    (2,666,667)
Stock options exercised                                  (183,264)                    296,721      113,457
Contributions to 401(k)/ESOP                               228,913                    103,230      332,143
Purchase of Common Stock
  for treasury                                                                     (1,372,562   (1,372,562)
Cash dividends - $.30 per share                                     (2,119,650)                 (2,119,650)

Balance at December 30, 1995             8,000,000        417,030   43,774,332     (3,828,211)  48,363,151

See accompanying notes to consolidated financial statements




Note A: Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions have been eliminated.

Use of Estimates. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make es-timates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassification. For comparative purposes, certain amounts in the 1994 and 1993 financial statements have been reclassified to conform with the 1995 presentation.

Accounting Period. The Company's fiscal year is the 52- or 53-week period ending the Saturday nearest to December 31. Fiscal years 1995, 1994 and 1993 ended on December 30, 1995, December 31, 1994 and January 1, 1994, respectively. Fiscal years 1995, 1994 and 1993 each included 52 weeks.

Stock Split. On April 28, 1995, the Board of Directors of the Company declared a three-for-two split of the Company's Common Stock. This was paid in the form of a 50 percent stock dividend on June 12, 1995 to shareholders of record as of May 22, 1995. Accordingly, all share and per share information throughout the consolidated financial statements has been restated to reflect this split. The par value for the additional shares issued was transferred from capital in excess of par value to Common Stock.

Inventories. Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

Property, Plant and Equipment. Property, plant and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful life of the assets.

Deferred Charges. Intangibles arising from acquisitions represent the excess of cost over fair value of net assets of businesses acquired. The excess cost is being amortized using the straight-line method over periods of 20 to 40 years. The costs of software licenses are amortized over their expected useful lives using the straight-line method. Debt expenses are amortized over the periods of the underlying debt agreements using the straight-line method.

Net Income Per Common Share. Income per share is computed using the weighted average shares of Common Stock and dilutive Common Stock equivalents (options) outstanding during the respective periods.

Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentrations of Credit Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivables and cash surrender value of life insurance.

Substantially all of the Company's accounts receivable are due from companies located throughout the United States. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables are generally due within 30 to 45 days.

The cash surrender value of life insurance is maintained with one insurance company. The Company performs a periodic evaluation of the relative credit standing of this company as it relates to the insurance industry.

Research and Development Expense. The Company incurred research and development expense of approximately $743,000, $694,000 and $638,000 in the 1995, 1994
and 1993 fiscal years, respectively.

Fair Value of Financial Instruments. The carrying amounts reported in the balance sheet for cash and cash equivalents, cash surrender value of life insurance and borrowings under the Company's short-term line of credit and long-term debt approximate their fair values. It was not practicable to estimate the fair value of the investment described in Note because of the lack of a quoted market price and the inability to estimate fair value without incurring excessive costs.

Stock Options. The Company accounts for and will continue to account for stock options under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees."

Impact of Recently Issued Accounting Standards. In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impair-ment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121"), which is effective beginning in fiscal 1996. The Statement requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.
FAS 121 also addresses the accounting for long-lived assets that are expected to be disposed. The Company will adopt FAS 121 in January 1996, and the effect of adoption is not expected to be material as the Company's current accounting policies provide for similar account treatment.

Note B. Investment in Ta Chen Stainless Pipe Company

The Company has a 4.1 percent ownership interest in Ta Chen, a stainless steel pipe manufacturing company incorporated in the Republic of China on October 31, 1986. Ta Chen commenced operations in July 1987. The Company's investment in Ta Chen is being reflected on the cost method of accounting.

Note C. Property, Plant and Equipment

Property, plant and equipment consist of the following:
                                1995          1994           1993
Land                    $    246,544  $    246,544   $    246,544

Land improvements            689,228       551,967        370,804
Buildings                  7,770,891     7,672,731      6,357,737

Machinery, fixtures
and equipment             29,138,132    27,344,620     25,132,786

Construction-in-
progress                   4,446,919       579,997      1,823,329
                        ------------    ----------     ----------

                          42,291,714    36,395,859     33,931,200

Less accumulated
depreciation              21,950,069    20,156,275     19,909,621
                          ----------    ----------     ----------
                         $20,341,645   $16,239,584    $14,021,579
                         ===========   ===========    ===========

Note D. Deferred Charges

Deferred charges consist of the following:
                                 1995         1994           1993
Intangibles arising
from acquisitions          $  793,406    $  793,773    $  461,825

Software license agreements   642,716       389,477       385,733

Debt expense                  153,808       166,981       166,981
                           ----------    ----------    ----------

                            1,589,930     1,350,231     1,014,539

Less accumulated
amortization                  645,387       692,989       634,467
                           ----------     ---------    ----------
                           $  944,543    $  657,242    $  380,072
                          ===========     =========    ==========

Note E. Notes Payable

The Company has available a line of credit totaling $9,000,000, of which $4,740,000 was outstanding at year end. The line expires on July 1, 1996 and bears interest at the bank's overnight cost of funds plus .75 percent (6.63 percent at December 30, 1995). The line has no compensating balance require-ment. Borrowings under the line of credit are subject to the deed of trust and security agreement outlined in Note . Average short-term borrowings out-standing during fiscal 1995, 1994 and 1993 were $3,900,000, $7,510,000 and
$7,336,000 with weighted average interest rates of 7.14 percent, 7.14 percent and 5.99 percent, respectively.

Note F. Accrued Expenses

Accrued expenses consist of the following:

                                            1995          1994          1993
Salaries, wages and commissions       $3,692,824    $1,864,096    $  955,750
Taxes, other than income taxes           220,926       153,458        92,642
Insurance                                536,730       537,658       625,527
Pension                                  193,747       284,446        80,000
Customer advances                        195,950
Other accrued items                      242,035       184,712       213,575
                                      ----------     ----------  -----------
                                      $5,082,212    $3,024,370    $1,967,494
                                      ==========     =========    ==========

Note G. Long-Term Debt

Long-term debt consists of the following:

                                                        1995           1994          1993
Variable percentage (78% of prime rate           $    96,154     $  173,077      $  250,000
adjusted monthly) Industrial Revenue Note
payable in 52 quarterly installments of $19,231,
plus interest, through January 1, 1997.

Variable percentage (weekly tax exempt interest      800,000      1,000,000       1,200,000
rate) Economic Development Revenue Bond payable
in annual installments of $200,000 through
November 1, 1999. Interest is paid quarterly.

Unsecured commercial note payable with interest   12,000,000      7,000,000       7,000,000
payable on the dates and at rates provided by
credit agreement.

11.00% Industrial Revenue Note payable in equal                     72,115          129,807
quarterly installments of $14,423, plus interest.



9.16% Industrial Revenue Note payable in equal                                      207,692
quarterly installments of $51,923, plus interest. ----------     ----------       -----------

                                                  12,896,154      8,245,192       8,787,499
Less current portion                                 276,923        334,615         561,538
                                                 -----------      ---------       ----------
                                                 $12,619,231     $7,910,577      $8,225,961
                                                 ===========     ==========       ==========

The Industrial Revenue Notes were issued by The Industrial Development Board of the City of Bristol, Tennessee. In connection with the issuance, the City pledged and assigned the notes to a bank. The bank holds a deed of trust and a security agreement on certain property, plant and equipment of a subsidiary company, including any additions to the buildings which may be made thereto during the term of the notes. Property, plant and equipment with a net book amount of $316,000 at December 30, 1995 was subject to the deed of trust and security agreement.

On November 16, 1989, $2,000,000 of South Carolina Jobs-Economic Development Authority Adjustable Mode Industrial Development Revenue Bonds were issued in connection with a project by the Company. Under the terms of issuance, the bank provided a letter of credit to support the payment of the bonds.

On July 1, 1995, the Company refinanced the commercial note payable borrowing an additional $5,000,000 under a Revolving Credit/Term Loan Agreement with a due date of May 31, 2002. The revolve period expires on May 31, 1997, but can be extended at the discretion of the bank. At the end of the revolve period, the outstanding balance shall be repayable in equal quarterly payments over the remaining term of the agreement. Interest is payable quarterly on the unpaid principal amount at the lower of the bank's prime rate less .25 percent or LIBOR plus .75 percent. The rate at December 30, 1995 was 6.66 percent.

Borrowings are subject to the maintenance of certain financial ratios and certain other restrictive covenants including limiting the paying of cash dividends to 50 percent of the net profits of the next preceding year. The Company made interest payments of $988,000 in 1995, $594,000 in 1994 and $480,000 in 1993. Interest expense of approximately $125,000 and $45,000 was capitalized in 1995 and 1994, respectively. The approximate aggregate amount of all long-term debt maturities for the next five years is as follows: 1996 - $277,000; 1997 - $1,419,000; 1998 - $2,600,000; and 1999 - $2,600,000; and
2000 - $2,400,000.

Note H. Environmental Compliance Costs

At December 30, 1995, the Company has accrued $2,189,000 in remediation costs which, in management's best estimate, will satisfy anticipated costs of known remediation requirements as outlined below. Expenditures related to costs currently accrued are expected to be made over the next seven to nine years. As a result of the evolving nature of the environmental regulations, the difficulty in estimating the extent and remedy of environmental contamination, and the availability and application of technology, the estimated costs for future environmental compliance and remediation are subject to uncertainties and it is not possible to predict the amount or timing of future costs of environmental matters which may subsequently be determined. Subject to the difficulty in estimating future environmental costs, the Company believes that the likelihood of material losses in excess of the amounts recorded is remote.

Prior to 1987, the Company treated hazardous waste at its chemical facilities. Testing of the groundwater in the areas of the treatment impoundments at these facilities disclosed the presence of certain contaminants. In addition, several solid waste management units ("SWMUs") at the plant sites have been identified. During the latter part of 1994, the Company completed a reevaluation of its remediation plans including RCRA Facility Investigations which have been submitted for regulatory approval. As a result, the Company recorded a special charge of $2,243,000 in the fourth quarter of 1994 to accrue for estimated future remedial, cleanup and monitoring costs of which $2,000,000 remains accrued at December 30, 1995.

The Company has identified and evaluated two SWMUs at its plant in Bristol, Tennessee that revealed residual groundwater contamination. At January 1, 1994, $253,000 was accrued to cover the estimated costs of completing these evaluations. In 1994 the Company submitted a Permit Application for Post Closure Care to the TDEC outlining a plan to address the areas identified, and received the Permit in the fourth quarter of 1994. Additional costs of $63,000 were accrued in the fourth quarter of 1994 and $189,000 remains accrued at December 30, 1995 to provide for estimated future remedial, cleanup and monitoring costs as required by the Permit.

The Company has been designated, along with others, as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act, or comparable state statutes, at three waste disposal sites. It is impossible to determine the ultimate costs related to these sites due to several factors such as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions which may be required, and the determination of the Company's liability in proportion to other responsible parties. However, in management's opinion, these environmental matters should not have a material adverse effect upon the consolidated results of operations or financial position of the Company.

The Company does not anticipate any insurance recoveries to offset the environmental remediation costs it has incurred. Due to the uncertainty regarding court and regulatory decisions, and possible future legislation or rulings regarding the environment, many insurers will not cover environmental impairment risks, particularly in the chemical industry. Hence, the Company has been unable to obtain this coverage at an affordable price.

Note I. Deferred Compensation

In 1995 the Company entered into a deferred compensation agreement with an officer which allows the officer to defer all or a portion of any annual incen-tive payable to the officer. Amounts deferred are payable upon certain events including retirement, death or termination of the officer, or a change in control of the Company. Interest will accrue on amounts deferred, net of estimated income tax benefits deferred by the Company until payments are made, at rates consistent with other invested retirement funds held by the Company in accordance with the agreement. At December 30, 1995, the amounts deferred totaled $715,000.

The Company has deferred compensation agreements with one officer and certain former officers providing for payments for ten years in the event of pre-retirement death or the longer of ten years or life beginning at age 65. The present value of such vested future payments, $552,000 at December 30, 1995, has been accrued.

Note J. Shareholders' Rights

On March 24, 1989, the Board of Directors declared a dividend distribution of one right for each outstanding share to holders of record at the close of business on April 14, 1989. Each right entitles the registered holder thereof to purchase from the Company, under certain circumstances, 4/10 of a share of the Company's Common Stock at an initial exercise price of $6.67 per share. The total number of shares available under these rights is 2,884,100. The exercise price will be adjusted under certain circumstances. The rights will expire on March 26, 1999. The rights are not currently exercisable and trade together with the shares associated therewith. These rights, which may have a potentially dilutive effect, have also been excluded from the earnings per share computation as preconditions to the exercisability of such rights have not been satisfied.



Note K. Stock Options

A summary of activity in the Company's stock option plans is as follows:
                             Option Price       Outstanding      Available
At January 1, 1994           $2.33 to 14.625        195,680       111,000

Authorized                                                         25,000
Granted                      $17.75 to 18.25         24,000       (24,000)
Exercised                    $2.33 to 4.29          (29,975)
                             ----------------       -------       -------
At December 31, 1994         $2.33 to 18.25         189,705       112,000

Granted                      $22.25                   4,000        (4,000)
Exercised                    $2.33 to 3.54          (48,500)
Effect of three for          $1.56 to 14.83          76,678        54,000
two stock split              --------------        --------       -------

At December 30, 1995         $1.56 to 14.83         221,883       162,000
                             ===============        =======       =======

The Company grants to non-employed directors, officers and key employees options to purchase Common Stock of the Company under three Plans adopted in 1983, 1988 and 1994. Options were granted through October 1, 1988 under the 1983 Plan and may be granted through January 28, 1998 under the 1988 Plan and April 29, 2004 under the 1994 Plan at a price not less than the fair value on the date of grant. Under the 1983 Plan, all options are presently 100 percent vested and must be exercised within ten years from the date of the grant. Under the 1988 Plan, options may be exercised beginning one year after date of grant at a rate of 20 percent annually on a cumulative basis. Under the 1994 Non-Employee Directors' Plan, options may be exercised at the date of grant. At December 30, 1995, 143,883 shares of the options outstanding were fully exercisable.


Note L. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows at the respective year ends:

(Amounts in thousands)                    1995        1994       1993
Deferred tax assets
Allowance for doubtful accounts        $   140      $   73    $    39
Deferred compensation                      465         204        207
Inventory capitalization                   248         256        226
Accrued group insurance                    110         141        167
Environmental reserves                     803         934        241
Other                                                              51
                                        ------      ------     ------
Total deferred tax assets                1,766       1,608        931
                                        ------      ------     ------
Deferred tax liabilities:
Tax over book depreciation               1,710       1,384      1,279
Prepaid expenses                           441          54
Other                                       17          33         22
                                        ------      ------     ------
Total deferred tax liabilities           2,168       1,471      1,308
                                        ------      ------     ------
Net deferred tax (liabilities          $  (402)     $  137    $  (370)
                                       ========      ======    =======

Significant components of the provision for income taxes attributable to continuing operations are as follows:

(Amount in thousands)                     1995        1994       1993
Current
  Federal                               $7,337      $3,152     $2,342
  State                                    898         434        362
                                        ------      ------     ------
Total current                            8,235       3,586      2,704

Deferred:
  Federal                                  480        (442)       112
  State                                     59         (65)        18
                                        ------      ------     ------
Total deferred                             539        (507)       130
                                        ------      ------     ------
Total                                   $8,774      $3,079     $2,834
                                        ======      ======     ======

The reconciliation of income tax attributable to continuing operations computed at the U. S. federal statutory tax rates to income tax expense is:

                                  1995              1994               1993
(Amounts in thousands)      Amount      %     Amount      %       Amount      %
Tax at U.S.
Statutory rates             $8,153  35.0%     $2,991  34.0%       $2,604  34.0%
State income taxes, net
of federal tax benefit         629   2.7%        246   2.8%          227   3.0%
Other, net                      (8)             (158) (1.8)%           3
                            ------   ----     ------  ------      ------   ----
Total                       $8,774  37.7%     $3,079   35.0%      $2,834   37.0%
                            ======  =====     ======   =====      ======   =====

Income tax payments of approximately $8,449,000, $3,625,000 and $3,017,000 were made in 1995, 1994 and 1993, respectively.

Note M.  Benefit Plans

The Company has a 401(k) Employee Stock Ownership Plan. Employees may contri-bute to the Plan up to 20 percent of their salary with a maximum of $9,240 for 1995. Contributions by the employees are invested in one or more funds at the direction of the employee; however, employee contributions cannot be invested in Company stock.

Contributions by the Company are made primarily in Synalloy stock. The Company contributes on behalf of each participant who is eligible a matching contribu-tion equal to a percentage which is determined each year by the Board of Directors.
For 1995 the maximum was three percent. The matching contribution is allocated on June 30 and December 31 of each Plan year. The Company has accrued a matching contribution of approximately $99,000 at December 30, 1995. Matching contributions of approximately $130,000 were made in July 1995 and $203,000 and $195,000 were made in 1994 and 1993, respectively. The Company may also make a discretionary contribution, which shall be distributed to all eligible participants regardless of whether they contribute to the Plan. No discretionary contributions have been made to the Plan for 1995, 1994 or 1993.

The Company also contributes to union-sponsored pension plans. Contributions relating to the union-sponsored pension plans were approximately $359,000, $259,000 and $249,000 for the years ended December 30, 1995, December 31, 1994 and January 1, 1994, respectively.

Note N. Contingencies

In late summer 1983, the Company, together with co-defendants Allied Corpora-tion and E.I. duPont de Nemours & Co., settled approximately 115 individual tort actions arising out of alleged injurious exposure to betanaphthylamine
(BNA) by employees of Augusta Chemical Company and Synalloy Corporation from 1949 to 1972. As part of the settlement, the Company agreed to be responsible for certain future medical payments for approximately 80 individuals and for payment of certain amounts in the event an individual is diagnosed as having bladder cancer. To date, only three individuals have received payments under these settlements. The Company does not believe a significant number of these individuals will have bladder cancer.

Management and counsel of the Company do not believe that it is probable that any losses payable under the terms of the settled cases should be in an amount to significantly impair the consolidated operating results or financial condi-tion of the Company. Furthermore, based on the Georgia Supreme Court holding in Newton v. Synalloy, 254 GA. 174 (1985), it is not anticipated that future claims will be brought against the Company.

On July 11, 1995, the Company entered into a settlement agreement with H. B. Zachry ("Zachry") and the United States resolving the action, H. B. Zachry
v. Synalloy Corporation and Bristol Metals, Inc. v. U. S., in the 37th Judicial District, Bexar County, Texas, arising out of the sale by Bristol Metals to Zachry of pipe for use at an Air Force base. The specific terms of the settle-ment are subject to a confidentiality agreement; however, the Company's contri-bution to the settlement was less than the $370,000 originally paid to the Company for the pipe. The Company is aware of two other claims between the government and contractors arising out of pipe purchased from Bristol. The Company is not party to either of these actions nor is it, in the opinion of the Company's counsel, bound by the terms of those actions. No separate action has been brought against the Company.

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

Note O. Shareholders' Equity

On February 1, 1996, the Board of Directors approved a stock buyback plan authorizing management to purchase up to $5,000,000 of the Company's common stock for the treasury depending upon the common stock's price and availability.

Capital in excess of par value at December 31, 1994 reflects a contribution of $117,574 received during 1994 pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended. The amount represents profits realized from the purchase and sale of common stock of the Company by a former director of the Company within a period of less than six months. The Securities and Exchange Commission requires that such profits be returned to the issuer of the securities in question.

Note P. Industry Segments

Synalloy Corporation operates in two principal industry segments: metals and chemical. The chemical segment manufactures dyes, pigments and auxiliaries for the textile industry and a wide variety of specialty chemicals for the chemical, petroleum and pharmaceutical industries. The metals segment manufactures welded stainless steel pipe and highly specialized products, most of which are custom-produced to individual orders, required for corrosive and high-purity processes used principally by the chemical, petrochemical and pulp and paper industries. Products include piping systems, fittings, tanks, pressure vessels and a variety of other components.

Operating profit is total revenue less operating expenses, excluding interest expense and income taxes. Identifiable assets (all of which are in the United States) are those assets used in operations by each segment. Centralized data processing and accounting expenses are allocated to the metals segment and chemical segment based upon estimates of their percentage of usage. Corporate assets consist principally of cash, certain investments, and property and equipment. No single customer or agency (domestic or foreign) accounted for more than ten percent of revenues in 1995, 1994 or 1993.

The Company has a three-year distributorship agreement expiring December 31, 1996 with the company supplying about 90 percent of the products that produced over one-third of the chemical segment's sales in 1995. The supplier has been the principal source of these products since 1985. Although the Company believes that this supplier will continue to be a source of these products in the future, there is no assurance of this. Loss of this supplier would have a materially adverse short-term effect on the Company's sales and net income. However, management believes that if the agreement with this supplier is not continued in the future, other suppliers could be found to replace most of the products.


Segment information:
(Amounts in thousands)                     1995            1994            1993
Net sales
Metals                               $   99,455      $   64,130      $   57,971
Chemicals                                47,843          50,389          45,438
                                       --------        --------       ---------
Total net sales                        $147,298        $114,519        $103,409
                                      =========        ========        ========

Operating income
  Metals                                $20,419          $6,603          $4,157
  Chemicals                               5,682           3,877           4,916
                                       --------        --------        --------
                                         26,101          10,480           9,073

Less unallocated corporation expense      1,867           1,112             877
                                       --------        --------        --------
Operating income                         24,234           9,368           8,196
Other expense, net                          939             571             537
                                       --------        --------       ---------
Income before taxes                     $23,295          $8,797          $7,659
                                     ==========      ==========      ==========
Identifiable assets
  Metals                                $51,160         $33,953         $29,751
  Chemicals                              25,563          25,348          22,007
  Corporate                               3,503           3,131           4,013
                                       --------        --------       ---------
                                        $80,226         $62,432         $55,771
                                       ========        ========        =========

Depreciation and amortization
  Metals                                 $1,131            $966            $882
  Chemicals                               1,039             908             770
  Corporate                                 146              95              85
                                       --------        --------        --------
                                         $2,316          $1,969          $1,737
                                       ========        =========      =========

Capital expenditures
  Metals                                 $3,621           $2,438         $1,205
  Chemicals                               2,651            1,625          1,548
  Corporate                                 183              151            509
                                       --------        ---------      ---------
                                         $6,455           $4,214         $3,262
                                       ========        =========      =========


Note Q. Quarterly Results (unaudited)

The following is a summary of quarterly operations for the years ended December 30, 1995 and December 31, 1994.

(Thousands except
per share data)       Net       Gross          Net        Net per
                      sales     Profit        Income      Common Share
1995
First Quarter       $34,576    $ 7,175        $2,762      $.38
Second Quarter       41,381     10,799         4,613       .63
Third Quarter        37,858      9,464         3,915       .53
Fourth Quarter       33,483      7,885         3,231       .44

1994
First Quarter       $27,332     $4,192        $1,331      $.18
Second Quarter       30,217      5,181         1,899       .26
Third Quarter        29,872      5,069         1,826       .25
Fourth Quarter       27,098      5,614           662       .09

The Company recorded a special charge of $2,306,000 for environmental remedia-tion costs in the fourth quarter of 1994 which reduced net income by $1,499,000 or $.21 per share. Remediation costs incurred in the other quarters of 1994 did not materially affect net income. See Note H for further discussion.



Report of Management

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles and have been audited by Ernst & Young LLP, Independent Auditors. Management of the Company assumes responsibility for the accuracy and reliability of the financial statements. In discharging such responsibility, management has established certain standards which are subject to continuous review and are monitored through the Company's financial management. The Board of Directors pursues its oversight role for the financial statements through its Audit Committee which consists of outside directors.
The Audit Committee meets on a regular basis with representatives of management and Ernst & Young LLP.

Report Of Independent Auditors

Shareholders and Board of Directors
Synalloy Corporation

We have audited the accompanying consolidated balance sheets of Synalloy Corpor-ation as of December 30, 1995, December 31, 1994 and January 1, 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 30, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synalloy Corporation at December 30, 1995, December 31, 1994 and January 1,
1994 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic finan-cial statements taken as a whole, present fairly in all material respects the information set forth therein.

Greenville, South Carolina
February 2, 1996



Item 9 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

PART III

A definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to regulation 14A of the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended December 30, 1995, is incorporated herein by reference.

Item 10 Directors and Executive Officers of the Registrant

Such information as required by the Securities and Exchange Commission in Regu-lation S-K is contained in the Company's definitive Proxy Statement in connection with its Annual Meeting to be held April 30, 1996.

Item 11 Executive Compensation

The information with respect to executive compensation and transactions is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Item 12 Security Ownership of Certain Beneficial Owners and Management

The information with respect to security ownership of certain beneficial owners and management is hereby incorporated by reference from the Company's defini-tive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Item 13 Certain Relationships and Related Transactions

None

Part IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as a part of this report:

1. Financial Statements: The following consolidated financial statements of Synalloy Corporation are included in Item 8:

Consolidated Statements of Income for the years ended December 30, 1995, December 31, 1994 and January 1, 1994


Consolidated Balance Sheets at December 30, 1995,
December 31, 1994 and January 1, 1994

Consolidated Statements of Cash Flows for the years ended December 30, 1995, December 31, 1994 and January 1, 1994

Consolidated Statements of Shareholders'
Equity for the years ended December 30, 1995, December 31, 1994 and January 1, 1994

Notes to Consolidated Financial Statements

2. Financial Statements Schedules: The following consolidated financial statements schedule of
Synalloy Corporation are included in Item 14(d).

Schedule VIII - Valuation and Qualifying Accounts for the years ended December 30, 1995, December 31, 1994 and January 1, 1994

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3. Listing of Exhibits:
Exhibit 11 - Statement Re: Computation of Per Share Earnings
Exhibit 22 - Subsidiaries of the Registrant

(b) Reports on Form 8-K: There were no reports on Form 8-K filed during the fourth quarter of the 1995 fiscal year.

(c) Exhibits: The response to this portion of Item 14 is submitted in a separate section of this report.

(d) Financial Statements Schedules: The response to this portion of Item 14 is submitted as a separate section of this report.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      SYNALLOY CORPORATION
                            Registrant

By /s/ Cheryl C. Carter                   March 27, 1996
Cheryl C. Carter                             Date
Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ James G. Lane, Jr.                   March 27, 1996
James G. Lane, Jr.                             Date
Chief Executive Officer and
Chairman of the Board

By /s/ Gregory M. Bowie                     March 27, 1996
Gregory M. Bowie                                Date
Vice President, Finance

By /s/ Glenn R. Oxner                       March 27, 1996
Glenn R. Oxner                                   Date
Director

By /s/ Sibyl N. Fishburn                    March 27, 1996
Sibyl N. Fishburn                                Date
Director

By /s/ Carroll D. Vinson                    March 27, 1996
Carroll D. Vinson                                 Date
Director

By /s/ Richard E. Ingram                    March 27, 1996
Richard E. Ingram                                 Date
Director


Schedule VIII Valuation and Qualifying Accounts
Column A                                 Column B      Column C      Column D      Column E

        Description                      Balance at    Charged to                  Balance
                                         Beginning     Cost and      Deductions    at End
                                         of Period     Expenses      Describe      of Period
Year ended December 30, 1995
Deducted from asset account:
  Allowance for doubtful accounts        $181,000      $1,014,000    $839,000(1)    $356,000

Year ended December 31, 1994
Deducted from asset account:
  Allowance for doubtful accounts          83,000        $192,000     $94,000(1)    $181,000

Year ended January 1, 1994
Deducted from asset account:
  Allowance for doubtful accounts        $178,000          $1,000     $96,000(1)    $83,000


(1) Allowances, uncollected accounts and credit balances written off against reserve, net of recoveries.

Exhibit 11 Computation of Per Share Earnings
(December 30, 1995, December 31, 1994
and January 1, 1994)                           1995           1994           1993
Primary
Average shares outstanding                7,215,947       7,200,035      7,148,043
Net effect of dilutive stock options
  - based on the treasury stock
  method using the average market price     135,991         153,734        197,537
                                        -----------     -----------    -----------

Total                                     7,351,938       7,353,769      7,345,580

Net income                              $14,520,521      $5,717,890     $4,825,100

Per share amount                              $1.98            $.78           $.66
                                        ===========     ===========    ===========

Diluted
Stock options in the aggregate reduce earnings per share by less than three percent in all years presented, therefore diluted per share amounts are not disclosed.

Exhibit 22 Subsidiaries of the Registrant

The Company has three wholly-owned subsidiaries. All subsidiaries are included in the Company's consolidated financial statements. The subsidiaries are as follows:

1. Bristol Metals, Inc., a Tennessee corporation

2. Whiting Metals, Inc., a South Carolina corporation

3. Synco International, Inc., a Virgin Islands corporation