Form 10-Q
period 1996-03-30
SYNALLOY CORP
filed 1996-05-08
CIK 95953

FORM  10-Q

Securities and Exchange Commission
Washington, D. C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarter ended March 30, 1996

OR

________ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to __________

Commission File Number 0-19687

SYNALLOY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware                                                      57-0426694
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                         Identification  Number)

Post Office Box 5627
Croft Industrial Park
Spartanburg, South Carolina                                     29304
(Address of principal executive offices)                      (Zip Code)

Registrant's Telephone Number, Including Area Code          (864) 585-3605

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.
                                                  Number of Shares Outstanding
            Title of Class                            As of March 30, 1996
    Common Stock, $1.00 Par Value                          6,975,098












- - 1 -

Synalloy Corporation

Index



PART I. 	FINANCIAL INFORMATION


Item  1. 	Financial Statements (unaudited)

		Condensed consolidated balance sheets - March 30, 1996 and
            December 30,1995

		Condensed consolidated statements of income - Three months ended
            March 30, 1996 and April 1, 1995

		Condensed consolidated statements of cash flows - Three months ended March 30, 1996 and April 1, 1995

		Notes to condensed consolidated financial statements -
            March 30, 1996

		Management's Discussion and Analysis of Financial Condition and
            Results of Operations


PART II.	OTHER INFORMATION

Item  1.		Legal Proceedings

Item  2.		Changes in Securities

Item  3.		Defaults upon Senior Securities

Item  4.		Submission of Matters to a Vote of Security Holders

Item  5.		Other Information

Item  6.		Exhibits and Reports on Form 8-K
























- - 2 -

PART 1. FINANCIAL STATEMENTS

Synalloy Corporation
Condensed Consolidated Balance Sheets

                                                                     March 30, 1996  December 30, 1995
                                                                       (Unaudited)          (Note)
Assets
Current assets
Cash and cash equivalents                                              $    60,308       $   267,061
Accounts receivable, less allowance for
   doubtful accounts                                                    20,158,032        17,616,246
Inventories:
   Raw materials                                                        10,154,453        10,574,040
   Work-in-process                                                       6,239,691         6,095,136
   Finished goods                                                       18,044,605        21,860,833
     Total inventories                                                  34,438,749        38,530,009

Deferred income taxes                                                      218,000           218,000
Prepaid expenses and other current assets                                  881,970           119,592

Total current assets                                                    55,757,059        56,750,908

Cash value of life insurance                                             1,650,879         1,632,029
Investment                                                                 743,100           543,100
Property, plant & equipment, net of accumulated
   depreciation of $22,649,936 and $21,950,069                          21,397,664        20,341,645
Deferred charges and other assets                                          926,311           957,891

Total assets                                                           $80,475,013       $80,225,573

Liabilities and Shareholders' Equity
Current liabilities
Notes payable                                                          $ 7,760,000       $ 4,740,000
Accounts payable                                                         6,046,251         4,833,405
Income taxes                                                             1,636,877           233,977
Accrued expenses                                                         2,903,455         5,082,212
Current portion of environmental reserves                                  336,707           486,521
Current portion of long-term debt                                          276,923           276,923

Total current liabilities                                               18,960,213        15,653,038

Long-term debt, less current portion                                    12,600,000        12,619,231
Environmental reserves                                                   1,702,800         1,702,800
Deferred compensation                                                    1,266,952         1,267,353
Deferred income taxes                                                      620,000           620,000
Contingencies

Shareholders' equity
   Common stock, par value $1 per share - authorized and
     issued 8,000,000 shares                                             8,000,000         8,000,000
   Capital in excess of par value                                           81,746           417,030
   Retained earnings                                                    46,124,354        43,774,332
   Less Common Stock in treasury                                        (8,881,052)       (3,828,211)

Total shareholders' equity                                              45,325,048        48,363,151

Total liabilities and shareholders' equity                             $80,475,013       $80,225,573

Note: The balance sheet at December 30, 1995 has been derived from the audited financial statements at that date.  See accompanying notes to condensed consolidated financial statements


Synalloy Corporation
Condensed Consolidated Statements of Income

(Unaudited)                                                                  Three Months Ended
                                                                     March 30, 1996     April 1, 1995

Net sales                                                              $36,658,505       $34,575,967

Cost of sales                                                           29,228,982        27,401,191

Gross profit                                                             7,429,523         7,174,776

Selling, general and administrative expense                              2,560,310         2,586,317

Operating income                                                         4,869,213         4,588,459

Other (income) and expense
  Interest expense                                                         259,727           235,755
  Other, net                                                                 7,456             3,947

Income before taxes                                                      4,602,030         4,348,757

Provision for income taxes                                               1,680,000         1,587,000

Net income                                                             $ 2,922,030       $ 2,761,757


Net income per common share                                                   $.41              $.38

Dividends paid per common share                                               $.08              $.07

Average shares outstanding                                               7,150,808         7,347,769

See accompanying notes to condensed consolidated financial statements


Synalloy Corporation
Condensed Consolidated Statements of Cash Flows

(Unaudited)                                                                 Three Months Ended
                                                                      March 30, 1996    April 1, 1995
Operating activities
  Net income                                                           $ 2,922,030       $ 2,761,757
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                        729,809           636,645
      Deferred compensation                                                   (401)             (245)
      Provision for losses on accounts receivable                         (196,171)          255,971
      Gain on sale of property, plant and equipment                           (650)           (8,500)
      Cash value of life insurance                                         (18,850)          (18,850)
      Environmental reserves                                              (149,814)          (90,468)
      Changes in operating assets and liabilities:
        Accounts receivable                                             (2,345,615)       (5,169,576)
        Inventories                                                      4,091,260        (6,024,350)
        Other assets                                                      (962,378)         (802,673)
        Accounts payable and accrued expenses                             (965,911)        5,049,774
        Income taxes payable                                             1,402,900         1,535,534

Net cash provided by (used in) operating activities                      4,506,209        (2,079,306)

Investing activities
  Purchases of property, plant and equipment                            (1,755,886)       (1,194,313)
  Proceeds from sale of property, plant and equipment                          650             8,500
  Proceeds from notes receivable                                             1,638             1,482

Net cash (used in) investing activities                                 (1,753,598)       (1,184,331)

Financing activities
  Proceeds from revolving lines of credit                               19,060,000        21,847,231
  Payments on revolving lines of credit                                (16,040,000)      (17,299,231)
  Principal payments on long-term debt                                     (19,231)          (33,654)
  Proceeds from exercised stock options                                    234,008            71,076
  Purchases of treasury stock                                           (5,622,131)       (1,050,979)
  Dividends paid                                                          (572,010)         (483,973)

Net cash (used in) provided by financing activities                     (2,959,364)        3,050,470

  Decrease in cash and cash equivalents                                   (206,753)           (8,842)

Cash and cash equivalents at beginning of year                             267,061            20,770

Cash and cash equivalents at end of period                             $    60,308        $   11,928

See accompanying notes to condensed consolidated financial statements


Synalloy Corporation
Notes To Condensed Consolidated Financial Statements
(Unaudited)


March 30, 1996

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 28, 1996. For comparative purposes, certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended December 30, 1995.

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




- - 6 -

Synalloy Corporation

Management's Discussion And Analysis Of The Financial
Condition And Results Of Operations

The following is management's discussion of certain significant factors which affected the Company during the quarter ended March 30, 1996

Consolidated sales and net income were $36,659,000 and $2,922,000, respectively, for the quarter reflecting 6 percent increases over the same period one year ago. Earnings per share of $.41 increased eight percent over the same period one year ago reflecting the impact of the purchase of 324,000 shares of the Company's common stock as discussed below.

Chemical Segment sales were $11,167,000 for the quarter reflecting a 15 percent decline compared to the same period one year ago. Operating income declined 16 percent to $1,167,000 for the quarter compared to the same period one year ago. Specialty chemicals showed good improvement in the first quarter compared to last year contributing 41 percent of operating income compared to 29 percent for the same period one year ago. Conditions in the textile dye market over the past two quarters, which represent the bulk of the chemical business, have been the worst the Company has experienced in many years.
Sales and profits for the quarter from these products were down approximately 26 and 16 percent, respectively, from the same period one year ago. Under these conditions, management is pleased with the solid profitability from dyes and pigments, and believes the Company is well-positioned to benefit from the inevitable cyclical recovery in this business. Several of the major dye producers have recently gone through mergers and/or spin-offs that will probably have the ultimate effect of reducing world-wide capacity. Many of the larger producers are losing money or are marginally profitable in their dyestuff businesses. This leads us to believe that the current low prices are unsustainable and should show improvement in the future.

Metals Segment sales were $25,492,000 for the quarter reflecting a 19 percent increase over the same period one year ago. Operating income increased 14 percent to $4,063,000 for the quarter over the same period one year ago. The sales increase resulted from higher average selling prices while unit volume was essentially unchanged from last year's record first quarter level. During the first quarter, production was cut back in order to reduce intentionally high inventory levels maintained in 1995. The Company chose not to have temporary layoffs in connection with this planned decrease in production.
This necessarily led to negative volume variances that reduced operating income. Demand continues to be very good from most of the industries using these products. However, raw material costs and selling prices have been trending downward for the past several months, and current selling prices are below the level experienced in the second quarter of last year. In addition, the Company will not benefit from the inventory profits experienced in the second quarter of last year. Based on this, we do not expect sales and profits in the second quarter to equal the levels obtained in the second quarter of last year. The new 16-inch continuous pipe mill is now installed and should be in routine production by May 1 enhancing the Company's already leading position among stainless pipe producers.

Selling and administrative expense for the quarter was approximately seven percent of consolidated sales which is consistent with prior year's amount. Interest expense increased ten percent over last year's amount due to increased borrowings needed for working capital requirements and to fund the repurchase of the Company's common stock.





- -7-

Synalloy Corporation

Management's Discussion And Analysis Of The Financial
Condition And Results Of Operations - Continued


Cash flows from operations totaled $4,506,000 during the first quarter compared to a $2,079,000 decrease in cash flows during the same period one year ago. The increase reflects the Company's planned reduction of inventories by $4,100,000 from year end levels. During the quarter, the Company purchased 324,000 shares of its common stock for the treasury for $5,622,000, including $4,980,000 for 289,000 shares purchased under a previously announced $5,000,000 buyback program. The Company expects that available cash and existing lines of credit will be sufficient to meet normal operating requirements, including capital expenditures and payment of dividends over the near term.















































- - 8 -

PART II:  OTHER INFORMATION

Synalloy Corporation



Item  1.    Legal Proceedings

		None

Item  2.	Change In Securities

		None

Item  3.	Defaults Upon Senior Securities

		None

Item  4.	Submission Of Matters To A Vote Of Security Holders

		None

Item  5.	Other Information

		None

Item  6.	Exhibits And Reports On Form 8-K

		The following exhibits are included herein:

		None

		The Company did not file any reports on  Form 8-K during the three months ended March 30, 1996





























- - 9 -

Synalloy Corporation





SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


								SYNALLOY CORPORATION
									(Registrant)



Date: 		May 8, 1996		          /s/    James G. Lane, Jr.
						      James G. Lane, Jr., Chairman and
							     Chief Executive Officer



Date: 		May 8, 1996		         /s/    Gregory M. Bowie
								Gregory M. Bowie
						         Vice President, Finance

























- - 10 -