Form 10-Q
period 1996-06-29
SYNALLOY CORP
filed 1996-08-05
CIK 95953

FORM  10-Q

Securities and Exchange Commission
Washington, D. C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

       X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended  June 29, 1996

OR

________ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ______________ to ______________

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

Not Applicable
Former name, former address and former
 fiscal year, if changed since last year.)

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.
                                                 Number of Shares Outstanding
              Title of Class                       As of June 29, 1996
       Common Stock, $1.00 Par Value                     6,975,017







- - 1 -

Synalloy Corporation

Index



PART I. 	FINANCIAL INFORMATION


Item  1. 	Financial Statements (unaudited)

		Condensed consolidated balance sheets - June 29, 1996 and
December 30,1995

Condensed consolidated statements of income - Three and six months ended June 29, 1996 and July 1, 1995

Condensed consolidated statements of cash flows - Three and six months ended June 29, 1996 and July 1, 1995

Notes to condensed consolidated financial statements - June 29,
1996

Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations


PART II.	OTHER INFORMATION

Item  1.		Legal Proceedings

Item  2.		Changes in Securities

Item  3.		Defaults upon Senior Securities

Item  4.		Submission of Matters to a Vote of Security Holders

Item  5.		Other Information

Item  6.		Exhibits and Reports on Form 8-K


SIGNATURES















- - 2 -


PART 1. FINANCIAL STATEMENTS
Synalloy Corporation

Condensed Consolidated Balance Sheets

                                                                June 29, 1996   December 30,1995
                                                                   (Unaudited)       (Note)
Assets
Current assets
Cash and cash equivalents                                              80,213           267,061
Accounts receivable, less allowance for
   doubtful accounts                                               16,068,888        17,616,246
Inventories:
   Raw materials                                                   13,483,332        10,574,040
   Work-in-process                                                  5,781,874         6,095,136
   Finished goods                                                  18,300,761        21,860,833
     Total inventories                                             37,565,967        38,530,009

Deferred income taxes                                                 218,000           218,000
Prepaid expenses and other current assets                             790,064           119,592

Total current assets                                               54,723,132        56,750,908

Cash value of life insurance                                        1,669,729         1,632,029
Investment                                                            843,100           543,100
Property, plant & equipment, net of accumulated
   depreciation of $23,326,655 and $21,950,069                     21,240,988        20,341,645
Deferred charges and other assets                                     893,480           957,891

Total assets                                                       79,370,429        80,225,573

Liabilities and Shareholders' Equity
Current liabilities
Notes payable                                                       5,734,000         4,740,000
Accounts payable                                                    7,195,288         4,833,405
Income taxes                                                                            233,977
Accrued expenses                                                    2,839,882         5,082,212
Current portion of environmental reserves                             260,859           486,521
Current portion of long-term debt                                     276,923           276,923

Total current liabilities                                          16,306,952        15,653,038

Long-term debt, less current portion                               12,580,769        12,619,231
Environmental reserves                                              1,702,800         1,702,800
Deferred compensation                                               1,271,752         1,267,353
Deferred income taxes                                                 623,800           620,000
Contingencies

Shareholders' equity
 Common stock, par value $1 per share-authorized
   and issued 8,000,000 shares                                      8,000,000         8,000,000
 Capital in excess of par value                                        81,746           417,030
 Retained earnings                                                 47,685,140        43,774,332
 Less Common Stock in treasury                                     (8,882,530)       (3,828,211)

Total shareholders' equity                                         46,884,356        48,363,151

Total liabilities and shareholders' equity                         79,370,429        80,225,573

Note: The balance sheet at December 30, 1995 has been derived from the audited financial statements at that date.  See accompanying notes to condensed consolidated financial statements


- - 3 -

Synalloy Corporation

Condensed Consolidated Statements of Income

(Unaudited)                           Three Months Ended             Six Months Ended
                                  June 29,1996  July 1,1995     June 29,1996  July 1,1995

Net sales                         31,736,916     41,380,776     68,395,421     75,956,743

Cost of sales                     25,909,347     30,581,922     55,138,329     57,983,113

Gross profit                       5,827,569     10,798,854     13,257,092     17,973,630

Selling, general and
  administrative expense           2,335,056      3,101,255      4,895,366      5,687,572

Operating income                   3,492,513      7,697,599      8,361,726     12,286,058

Other (income) and expense
  Interest expense                   152,668        297,245        412,395        533,000
  Other, net                           3,056          4,933         10,512          8,880

Income before taxes                3,336,789      7,395,421      7,938,819     11,744,178

Provision for income taxes         1,218,000      2,782,000      2,898,000      4,369,000

Net income                         2,118,789      4,613,421      5,040,819      7,375,178

Net income per
  common share                           .30            .63            .71           1.01

Dividends paid per
  common share                           .08            .06            .16            .13

Average shares outstanding         7,037,144      7,337,996      7,094,012      7,337,139







See accompanying notes to condensed consolidated financial statements


















- - 4 -


Synalloy Corporation

Condensed Consolidated Statements of Cash Flows
(Unaudited)                                                    Six Months Ended
                                                       June 29, 1996     July 1, 1995
Operating activities
 Net income                                               5,040,819         7,375,178
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                          1,455,833         1,237,463
   Deferred compensation                                      4,399              (490)
   Provision for losses on accounts receivable             (147,206)          347,210
   Loss (gain) on sale of property, plant and equipment      23,271           (17,100)
   Cash value of life insurance                             (37,700)          (37,700)
   Environmental reserves                                  (225,662)         (155,024)
   Changes in operating assets and liabilities:
     Accounts receivable                                  1,694,564        (7,640,546)
     Inventories                                            964,042        (8,882,842)
     Other assets                                          (965,463)         (504,948)
     Accounts payable and accrued expenses                  119,553         6,019,809
     Income taxes payable                                  (233,977)          268,334

Net cash provided by (used in) operating activities       7,692,473        (1,990,656)

Investing activities
  Purchases of property, plant and equipment             (2,345,568)       (3,746,520)
  Proceeds from sale of property, plant and equipment        27,005            17,100
  Proceeds from notes receivable                              3,318             3,002

Net cash (used in) investing activities                  (2,315,245)       (3,726,418)

Financing activities
  Proceeds from revolving lines of credit                30,800,000        39,821,231
  Payments on revolving lines of credit                 (29,806,000)      (37,057,231)
  Additions to long-term debt                                                         5,000,000
  Principal payments on long-term debt                      (38,462)         (110,577)
  Proceeds from exercised stock options                     234,008           100,441
  Purchases of treasury stock                            (5,623,611)       (1,078,718)
  Dividends paid                                         (1,130,011)         (964,254)

Net cash (used in) provided by financing activities      (5,564,076)        5,710,892

  Decrease in cash and cash equivalents                    (186,848)           (6,182)

Cash and cash equivalents at beginning of year              267,061            20,770

Cash and cash equivalents at end of period                   80,213            14,588

See accompanying notes to condensed consolidated financial statements


- - 5 -



Synalloy Corporation
Notes To Condensed Consolidated Financial Statements
(Unaudited)


June 29, 1996

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 29, 1996, are not necessarily indicative of the results that may be expected for the year ending December 28, 1996. For comparative purposes, certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 30, 1995.

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






- - 6 -


Synalloy Corporation

Management's Discussion And Analysis Of The Financial
Condition And Results Of Operations

The following is management's discussion of certain significant factors which affected the Company during the quarter ended June 29, 1996.

Consolidated sales were $31,737,000 for the quarter and $68,395,000 year-to-date reflecting 23 and 10 percent decreases, respectively, compared to the same periods one year ago. Consolidated net income decreased 54 percent to $2,119,000 for the quarter, or $.30 per share, and decreased 32 percent to $5,041,000 year-to-date, or $.71 per share, compared to the same periods one year ago.

Chemical Segment sales were $10,100,000 for the quarter and $21,267,000 year-to-date reflecting 30 and 23 percent declines, respectively, compared to the same periods one year ago. Operating income declined 64 percent to $880,000 for the quarter and decreased 46 percent to $2,047,000 year-to-date, compared to the same periods one year ago. The decline in sales and operating income for the quarter resulted from two factors. First, very weak markets for textile dyes have been evident since the third quarter of 1995, as the markets for textile dyes are the worst they have been in more than a decade. Second, a significant decline occurred in operating income from non dye specialties, entirely because of the timing of production of annual volume requirements. Over half of 1995's profits from specialties were concentrated in the second quarter. Conversely, because of more even scheduling throughout 1996, the second quarter generated about a fourth of the year's anticipated profits from specialties. The third quarter is normally the seasonally weakest period for textile dyes. Accordingly, it is likely that the third quarter will be down compared to the second quarter. However, we expect to see substantial improvement in the fourth quarter.

Metals Segment sales were $21,637,000 for the quarter and $47,128,000 year-to-date reflecting 20 and 3 percent decreases, respectively, compared to the same periods one year ago. Operating income decreased 49 percent to $2,965,000 for the quarter and 25 percent to $7,028,000 year-to-date, compared to the same periods one year ago. About half of the sales decrease for the quarter was from lower unit volume which management believes resulted mostly from the destocking of distributors' inventories. Shipments to distributors were extremely low during the quarter because they were motivated to reduce inventories in an environment of declining pipe prices. Lower sales prices also accounted for about half of the sales decline. The biggest impact on operating income was the effect of price level changes on inventory. In the second quarter of 1995 prices of stainless steel pipe were increasing rapidly. This led to high profit margins as the lower cost inventory was sold. The reverse occurred in 1996 when high cost inventory was sold in a market of declining prices. Operating margins were also hurt by the allocation of fixed costs over lower unit volumes and sales dollars, and somewhat more competitive markets. It is difficult to accurately predict future results in a business largely dependent on daily incoming orders. However, based on current conditions, it is likely that the third quarter will be comparable to or somewhat below the second quarter.

Selling and administrative expense for the quarter and year-to-date were approximately seven percent of consolidated sales which is consistent with prior years' amounts. Interest expense decreased significantly due to decreased borrowings needed for working capital requirements.

- -7-
Synalloy Corporation

Management's Discussion And Analysis Of The Financial
Condition And Results Of Operations - Continued


Cash flows provided from operations totaled $7,692,000 during the first six months of the year compared to a $1,991,000 use of cash flows during the same period one year ago. The decline in activity in the Metals Segment during the first six months of 1996 caused a reduction in inventories and accounts receivable which favorably impacted cash flows. Cash flows were negatively impacted during the first six months of 1995 by a significant increase in activity in the Metals Segment causing an expected increase in accounts receivable and inventories. During the first quarter, the Company purchased 324,000 shares of its common stock for the treasury for $5,622,000, including $4,980,000 for 289,000 shares purchased under a previously announced $5,000,000 buyback program. The Company expects that available cash and existing lines of credit will be sufficient to meet normal operating requirements, including capital expenditures and payment of dividends over the near term.






































- - 8 -

PART II:  OTHER INFORMATION

Synalloy Corporation


Item  1.	Legal Proceedings

		None

Item  2.	Change In Securities

		None

Item  3.	Defaults Upon Senior Securities

		None

Item  4.	Submission Of Matters To A Vote Of Security Holders

A. The Annual Meeting of Shareholders was held April 30, 1996 at the offices of the Company.

B.  The following individuals were elected as directors at the
Annual Meeting:
						                        	Votes For		    Votes Withheld
1.  James G. Lane, Jr.	        5,883,629		        7,882
2.  Sibyl N. Fishburn	         5,882,012		        9,499
3.  Richard E. Ingram	         5,882,991		        8,520
4.  Glenn R. Oxner		           5,882,841		        8,670
5.  Carroll D. Vinson	         5,882,991		        8,520

C. By a vote of 5,773,199 for, 97,527 against and 20,785 abstaining, the shareholders voted to amend the Articles of Incorporation to increase the authorized shares from 8,000,000 shares, par value $1.00 per share, to 12,000,000 shares, par value $1.00 per share.

D. Ernst & Young LLP, independent certified accountants, were selected as independent auditors for the fiscal year ending
December 28, 1996 by a vote of 5,867,842 for, 12,850 against and 10,819 abstentions.

Item  5.	Other Information

		None

Item  6.	Exhibits And Reports On Form 8-K

		The following exhibits are included herein:

		None

		The Company did not file any reports on Form 8-K during the three months ended June 29, 1996



- - 9 -



Synalloy Corporation





SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


								SYNALLOY CORPORATION
									(Registrant)



Date: 	August 7, 1996		         /s/    James G. Lane, Jr.
                    							   James G. Lane, Jr., Chairman and
							                       Chief Executive Officer



Date: 	August 7, 1996		         /s/    Gregory M. Bowie
                        								Gregory M. Bowie
                 						         Vice President, Finance





























- - 10 -