Form 10-K
period 1996-12-28
SYNALLOY CORP
filed 1997-03-27
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                             Form 10-K

	    X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                  THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE FISCAL YEAR ENDED DECEMBER 28, 1996

                               OR
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                   COMMISSION FILE NUMBER 0-19687

                        SYNALLOY CORPORATION
        (Exact name of registrant as specified in its charter)

          Delaware                            57-0426694
(State or other jurisdiction of      (I.R.S. Employer incorporation
        or organization)                 Identification No.)

	Croft Industrial Park, P.O. Box 5627, Spartanburg, South Carolina    29304
         (Address of principal executive offices)                  (Zip Code)
          Registrant's telephone number, including area code: (864) 585-3605

       Securities registered pursuant                   Name of each exchange
         to Section 12(b) of the Act:                    on which registered:
           None                              Nasdaq National Market System
        Title of Class

       Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $1.00 Par Value
                            (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X                No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing price of February 21, 1997, the aggregate market value of common stock held by non-affiliates of the registrant was $124.0 million.

The number of common shares outstanding of the registrant's common stock as of February 21, 1997 was 6,985,917.

	Documents Incorporated By Reference

Portions of the proxy statement for the annual shareholders' meeting are incorporated by reference into Part III




PART I

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

General

Metals Segment--This segment is comprised of two wholly-owned companies, Bristol Metals, L.P., located in Bristol, Tennessee, and Whiting Metals, Inc., located in Camden, South Carolina.

Bristol manufactures welded pipe, primarily from stainless steel, but also from other corrosion-resistant metals. Pipe is produced in sizes from one-half inch to 60 inches in diameter and wall thickness up to three-quarters inch. Sixteen-inch and smaller pipe is made on equipment that forms and welds the pipe in a continuous process. Pipe larger than sixteen inches is formed on presses or rolls and welded on batch welding equipment. Pipe is normally produced in standard 20-foot lengths. However, Bristol has unusual capabilities in the production of long length pipe without circumferential welds. This can reduce installation cost for the customer. Lengths up to 60 feet can be produced in sizes up to sixteen inches in diameter. In larger sizes Bristol has a unique ability among domestic producers to make 48-foot lengths in sizes up to 30 inches.

A significant amount of the pipe produced is further processed into piping systems that conform to engineered drawings furnished by the customers. This allows the customer to take advantage of the high quality and efficiency of Bristol's fabrication shops instead of performing all of the welding on the construction site. The pipe fabricating shops can make one and one-half diameter cold bends on one-half inch through eight-inch stainless pipe with thicknesses up through schedule 40. Most of the piping systems are produced from pipe manufactured by Bristol.

Whiting manufactures Underwriters Laboratories (UL) labeled storage tanks, ASME code pressure vessels and reactors, and other process equipment. They have unusual expertise in the manufacture and installation of dimple and spiral-wound pipe type jackets for heating and cooling of process equipment. The wide variety of products made by Whiting are all custom designed for the end-user. Like Bristol, the principal raw material is stainless steel.

In order to establish stronger business relationships, only a few raw material suppliers are used. Two suppliers furnish more than one-half of total dollar purchases of raw materials. However, raw materials are readily available from a number of different sources and the Company anticipates no difficulties in obtaining its requirements.

This segment's products are used principally by customers requiring materials that are corrosion-resistant or suitable for high-purity processes. The largest users are the chemical, petrochemical and pulp and paper industries with some other important industry users being mining, power generation, waste water treatment, brewery, food processing, petroleum and pharmaceutical.

Chemicals Segment--This segment is comprised of two operating companies, Blackman Uhler Chemical Company (BU), a division of the Company, and Manufacturers Chemicals, L.P. (MC), wholly-owned by the Company. BU has two plants, one in Augusta, Georgia and one in Spartanburg, South Carolina. Both locations are fully licensed for chemical manufacture and each maintains a permitted waste treatment system. MC is located in Cleveland, Tennessee and is fully licensed for chemical manufacture. This segment's principal businesses are the manufacture and sale of dyes and pigments to the textile industry, and specialty chemical products to the textile, chemical, paper and metals industries.

BU produces dyes in both liquid and powder form, and pigments primarily as a specially formulated paste. Dyes fix themselves to textile yarns by a particular reaction or penetration into the yarn fiber, whereas pigments are normally applied as a surface coating during a printing operation. Dyeing of textile fabrics in solid colors is primarily accomplished by the use of dyes. Pigment colors are uniquely suitable for printing of multi-colored patterns. Raw materials used to manufacture dyes and pigments consist chiefly of organic intermediates and inorganic chemicals which are purchased from manufacturers in the United States, Europe and Asia. Currently, raw materials are readily available and management does not anticipate any difficulty in obtaining adequate supplies.

In the mid 1980s, management decided to better utilize its excellent reputation for sales and technical service by expanding its efforts to sell reactive dyes. These dyes are used for coloring cotton and rayon. The Company purchases finished and crude products that are either sold as is, or converted to liquid form for the convenience of customers. These dyes represented about 27 percent of the Chemicals Segment's sales in 1996. The Company has a distributorship agreement expiring December 31, 1997 with the company supplying about 90 percent of these products. The supplier has been the principal source of these products since 1985. Although the Company believes that this supplier will continue to be a source of these products in the future, there is no assurance of this. Loss of this supplier would have a materially adverse short-term effect on the Company's sales and net income. However, management believes that if the agreement with this supplier is not continued in the future, other suppliers could be found to replace most of the products.

In May 1994, BU acquired the sulphur dye business of Southern Dye and Chemical Company, a manufacturer of sulphur dyes utilizing an environmentally friendly chemical system. This process results in reduced environmental costs and shorter processing cycles. Sulphur dyes are used to dye denim, fleece garments, knits, work clothes, men's casual wear, and a variety of cotton and cotton-polyester blends.

BU is a producer of specialty chemicals for the chemical, photographic, pharmaceutical, agricultural and fiber industries. The Company has been focusing on specialty chemicals as a primary growth area over the past several
years.   Facilities and equipment have been added at both plants to provide toll and custom manufacturing of organic chemicals using reactions that include nitrations, hydrogenation, diazotizations, methylation and custom drying. These chemicals are used in a wide array of products including sun screens, UV absorbers for plastics, Cetane improver for diesel fuel, absorbers for gaseous pollutants, herbicides and intermediates for dyes and pigments.

On November 25, 1996, with an effective date of October 26, 1996, the Company purchased Manufacturers Chemicals Corporation and a related Company. On December 27, 1996, the Company merged and transferred all of Manufacturers Chemicals' operations into a limited partnership. MC produces defoamers, surfactants, dye assists, softening agents, polymers and specialty lubricants for the textile, paper, chemical and metals industries. The Company also manufactures chelating agents and water treatment chemicals. Manufacturing capabilities include a wide range of chemical reactions and mixing and blending applications. MC's products are sold to direct users in a variety of manufacturing areas, directly to other chemical companies in the form of intermediates or as finished products for resale, and as contract manufacturing where the customer provides formula specifications and, in some cases, raw materials. The addition of MC complements the existing specialty chemicals area expanding its capacity and capabilities. The Company believes MC will help achieve its goal of growing specialty chemicals making this area a larger contributor to sales and profits of the Chemical Segment.

The Chemical Segment maintains eight laboratories for applied research and quality control which are staffed by approximately 35 employees.

Sales and Distribution

Metals Segment--The Metals Segment utilizes separate sales organizations for its different product groups. Stainless steel pipe is sold nationwide under the Brismet trade name through authorized stocking distributors with over 200 warehouse locations throughout the country. In addition, large quantity orders are shipped directly from Bristol's plant to end-user customers. Producing sales and providing service to the distributors and end-user customers are two outside sales employees, six independent manufacturers' representatives, the manager of inside sales and five inside sales employees. The President also spends about 50 percent of his time in sales related matters.
Piping systems are sold nationwide under the Bristol Piping Systems trade name by three outside sales employees and a part-time consultant who is a Bristol retiree. They are under the direction of the Vice President in charge of piping systems who spends over half of his time in sales and service to customers. Specialty process equipment manufactured by Whiting Metals is sold by one outside sales employee and two manufacturers' representatives under the direction of Whiting's President who devotes significant time to sales. Piping systems and process equipment are marketed to engineering firms and construction companies or directly to project owners. Orders are normally received as a result of competitive bids submitted in response to inquiries and bid proposals.

Chemicals Segment--Seven full-time outside sales employees and three manufacturers' representatives market dyes and pigments to the textile industry nationwide. In addition, both the President and the product manager of BU devote a substantial part of their time to sales. Specialty chemicals are sold directly to various industries nationwide by three full-time outside sales employees, four manufacturers' representatives and one part-time consultant. In addition, the President of MC, the product manager of MC, BU's Vice President of Research and Development and another BU employee devote a substantial part of their time to sales.

Competition

Metals Segment--Welded stainless steel pipe is the largest sales volume product of the Metals Segment. Although information is not publicly available regarding the sales of most other producers of this product, management believes that the Company is the largest domestic producer of such pipe. This commodity product is highly competitive with twelve known domestic producers and imports from many different countries. The largest sales volume among the specialized products comes from fabricating light-wall stainless piping systems. Management believes the Company is the largest producer of such systems. With respect to specialty stainless process equipment, the Company has an insignificant market share on a national basis and has numerous competitors some of which may have substantially more resources than does the Company.

Chemicals Segment--About eight percent of the dye and pigment sales represent niche products for which the Company is the only producer. Another approximately one quarter of these sales represent products of which the Company is an important producer with an estimated 10 to 20 percent market share. The Company has five percent or less of the market for the remainder of its dye products. The Company is the sole producer of certain specialty chemicals manufactured for other companies under processing agreements. However, the Company's sales of specialty products are insignificant compared to the overall market for specialty chemicals. The market for most of the products is highly competitive and many competitors have substantially greater resources than does the Company.

Environmental Matters

Environmental expenditures that relate to an existing condition caused by past operations and that do not contribute to future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or cleanups are probable and the costs of these assessments and/or cleanups can be reasonably estimated. See "Note H" to Consolidated Financial Statements for further discussion.

Research and Development Activities

The Company spent approximately $778,000 in 1996, $743,000 in 1995 and $694,000 in 1994 on research and development programs in its Chemical Segment. Thirteen individuals, 11 of whom are graduate chemists, are engaged primarily in research and development of new products and processes, the improvement of existing products and processes, and the development of new applications for existing products.

Seasonal Nature of The Business

Many textile plants shut down for vacations in the first or second week of July. This contributes to a seasonal pattern that normally results in lower third quarter sales of dyes and pigments when compared to the first and second quarters. In addition, for the past several years the fourth quarter has produced less sales of these products than the third quarter. The annual requirements of certain specialty chemicals are produced over a period of a few months as requested by the customers. Accordingly, the sales of these products may vary significantly from one quarter to another. The addition of MC should make quarterly sales of specialties more consistent. However, in total, sales and net income in any given quarter may not be representative of other quarters.

Backlogs

The Chemical Segment operates primarily on the basis of delivering products soon after orders are received. Accordingly, backlogs are not a factor in this business. The same applies to commodity pipe sales in the Metals Segment. However, backlogs are important in the piping systems and process equipment products because they are produced only after orders are received, generally as the result of competitive bidding. Order backlogs for these products were $13,100,000, $10,400,000 and $13,600,000 at the 1996, 1995 and 1994 respective year ends.

Employee Relations

As of December 28, 1996, the Company had 585 employees. The Company considers relations with employees to be satisfactory. The number of employees of the Company represented by unions at the Bristol, Tennessee facility is 233. They are represented by two locals affiliated with the AFL-CIO and one local affiliated with the Teamsters. Contracts will expire in February 1999, December 1999 and March 2000.

Item 2	Properties

The Company operates the major plants and facilities described herein, all of which are well maintained and in good condition. All facilities throughout the Company are properly insured. The buildings are of various types of construction including brick, steel, concrete, concrete block and sheet metal. All have adequate transportation facilities for both raw materials and finished products. The Company owns all of these plants and facilities.

Location	                Principal Operations	     Building
		                                                 Square Feet	   Land Acres
Spartanburg, SC         	Corporate headquarters;
	                        Chemical manufacturing
	                        and warehouse facilities	  211,000	      60.90

Augusta, GA	             Chemical manufacturing	     52,500	      46.00

Bristol, TN	             Manufacturing of
	                        stainless steel pipe
	                        and piping systems	        218,000	      73.08

Camden, SC	              Manufacturing of
	                        stainless steel vessels	    16,300	      12.26

Cleveland, TN	           Chemical manufacturing	     90,000	       7.50


Item 3	Legal Proceedings

For a discussion of legal proceedings, see "Note N" to Consolidated Financial Statements.

Item 4	Submission of Matters to a Vote of Security Holders
No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 1	Market for the Registrant's Common Stock and Related Security
Holder Matters

The Company had 1,581 common shareholders of record at December 28, 1996. The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol SYNC. Future dividend payments are dependent on earnings, capital requirements and financial conditions. In addition, dividend payment levels are subject to certain loan agreement limitations (see "Long-Term Debt"). The prices shown below are the last reported sales prices on The Nasdaq National Market System.


         1996                         1995
                         Dividends                    Dividends
Quarter  High     Low       Paid      High     Low       Paid
   1   21 1/4   14 3/4      .08     15 7/8   11 7/8      .07
   2   20 3/4   14 3/4      .08     19 3/8   14 7/8      .07
   3   17 1/4   12          .09     26 1/4   18 5/8      .08
   4   17 1/2   14 1/2      .09     24 1/2   18          .08



Item 2	Selected Financial Data


(Dollars in thousands except for
    per share data)                            1996     1995     1994     1993     1992

Operations
    Net sales                                 126,844  147,298  114,519  103,409  101,810
    Gross profit                               21,108   35,323   20,056   16,043   17,371
    Selling, general and
      administrative expense                    9,086   11,089    8,337    7,556    7,701
    Environmental remediation costs                 -        -    2,351      291      170
    Operating income                           12,022   24,234    9,368    8,196    9,500
    Net income                                  7,686   14,521    5,718    4,825    5,609

Financial Position
    Total assets                               76,589   80,226   62,432   55,771   50,077
    Working capital                            34,141   41,098   28,919   26,279   22,619
    Long-term debt, less current portion       11,200   12,619    7,911    8,226    5,768
    Shareholders' equity                       48,274   48,363   36,889   32,815   29,426

Financial Ratios
    Current ratio                               3.5:1    3.6:1    3.0:1    3.0:1    2.7:1
    Gross profit to net sales                      17%      24%      18%      16%      17%
    Long-term debt to capital                      19%      21%      18%      20%      16%
    Return on average assets                       10%      20%      10%       9%      12%
    Return on average equity                       16%      34%      16%      16%      21%

Per Share Data
    Net income                                    1.09     1.98     0.78     0.66     0.77
    Dividends declared and paid                    .34      .29      .25      .23      .21
    Book value                                    6.92     6.71     5.12     4.58     4.15

Other Data
    Depreciation and amortization               2,700    2,316    1,969    1,737    1,599
    Capital expenditures                        3,833    6,455    4,214    3,262    2,655
    Employees at year end                         585      568      528      533      524
    Shareholders of record at year end          1,581    1,666    1,740    1,869    2,053
    Average shares outstanding                  7,058    7,352    7,354    7,346    7,304

Stock Price
    Price range of Common Stock
    High                                        21 1/4   26 1/4   13 1/2   20 3/8   17 3/8
    Low                                             12   11 7/8    9 3/8        9    5 5/8
    Close                                       16 1/4   21 1/8   11 7/8    9 1/2   17 3/8


All share and per share information throughout this report has been restated to reflect three-for-two splits of the Company's common stock on June 12, 1995 and September 21, 1992.


Item 3	Management's Discussion and Analysis of Financial Condition
and Results of Operations

Liquidity and Capital Resources

The current ratio at 1996 year end was 3.5:1 down slightly from the previous year- end ratio of 3.6:1 and up from the 1994 ratio of 3.0:1. Working capital decreased $6,957,000 to $34,141,000. The decrease came from reductions in inventories, primarily in the Metals Segment, of $9,924,000. Cash flows from operations totaling $18,880,000 were derived for the most part from the inventory reductions and earnings. The cash flows were used to purchase 324,000 shares of the Company's common stock for $5,624,000, partially fund the acquisition of Manufacturers Chemicals Corporation and a related company for $4,094,000, make capital expenditures of $3,833,000, and pay dividends of $2,386,000. The Company expects that cash flows from 1997 operations and available borrowings will be sufficient to make long-term debt and dividend payments, and fund estimated capital expenditures of $4,400,000 and normal operating requirements.

Results of Operations

Metals Segment--The following table summarizes operating results and backlogs for the three years indicated. Reference should be made to "Note Q" to Consolidated Financial Statements.


                                1996             1995             1994

(Amounts in thousands)         Amount      %    Amount     %     Amount     %

Net sales                       85,027   100.0   99,455   100.0   64,130   100.0
Cost of goods sold              70,790    83.3   73,032    73.5   53,249    83.0

Gross profit                    14,237    16.7   26,423    26.5   10,881    17.0

Selling and administrative
  expense                        4,540     5.3    6,004     6.0    4,170     6.5
Environmental expense                                                108     0.2

Operating income                 9,697    11.4   20,419    20.5    6,603    10.3

Year-end backlogs
  Piping systems and
  process equipment             13,100           10,400           13,600


Comparison of 1996 and 1995

Sales and operating income declined 15 and 53 percent, respectively, from the record levels achieved in 1995. Lower prices accounted for the sales decline since unit volume was essentially unchanged. After experiencing an unprecedented surge in pipe prices during the first three quarters of 1995, the trend reversed and prices declined precipitously in 1996 back to levels existing before the price increases. Two factors caused the unusual swings in prices. First was the pricing trends of flat-rolled stainless steel, the raw material from which pipe is made. Pipe prices are closely tied to the cost of flat-rolled stainless steel which experienced similar price fluctuations during 1995 and 1996. The second factor was an industry-wide accumulation of inventories in 1995 followed by liquidation of
inventories during 1996.   The industry accumulated significant levels
of inventory during 1995 in response to rising prices. However, the rapid reversal of prices left the industry with excessive inventories that negatively impacted demand and prices during 1996 as the inventories were reduced to more normal levels by year end. Despite a decline in industry-wide shipments, the Company was able to generate a four percent increase in pipe unit volume sales indicating the continuation of market share gains the Company has experienced over the past seven years.

	The rapid decline in sales prices experienced in 1996 had a severe impact on operating income. As flat-rolled stainless steel costs fell, the average cost of inventories sold was significantly higher than the average cost of replacement inventories, which also negatively impacted profitability. This was a reversal of conditions that existed in 1995 when significant profits were generated from rapidly rising prices and the sale of inventories with a lower average cost than the average cost to replace those inventories. In addition, production was reduced during 1996 to facilitate the liquidation of inventories creating negative manufacturing variances that reduced profit margins. The opposite result was experienced in 1995 as inventories were built and the increased volume produced lower unit production costs, improving profitability.

	Lower profit-based incentives and sales commissions accounted for the decline in selling and administrative expenses.

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

For information relative to environmental matters, see "Note H" to Consolidated Financial Statements.

Chemicals Segment--The following table summarizes operating results for the three years indicated. Reference should be made to "Note Q" to Consolidated Financial Statements.


                                      1996             1995          1994
(Amounts in thousands)
                               Amount     %     Amount     %     Amount     %
Net sales                     $41,817   100.0  $47,843   100.0  $50,389   100.0
Cost of goods sold             34,946    83.6   38,943    81.4   41,214    81.8

Gross profit                    6,871    16.4    8,900    18.6    9,175    18.2

Selling and administrative
  expense                       3,183     7.6    3,218     6.7    3,055     6.1
Environmental expense                                             2,243     4.4

Operating income              $ 3,688     8.8  $ 5,682    11.9  $ 3,877     7.7


Comparison of 1996 and 1995

Sales and operating income declined 13 and 35 percent, respectively, from extremely weak demand for textile dyes and pigments. The Company's product line is heavily dependent on textile printing activity which was especially weak in 1996. As a result, dyes and pigment sales declined 24 percent. While sales in 1995 were negatively impacted by falling prices from competitive pressure, the sales decline in1996 came principally from reductions in unit volume in most of the product groups. However, these reductions were primarily from reduced activity by existing customers experiencing weak demand for their products, and not from a loss of market share. The decline in dyes and pigments sales was partially offset by a 34 percent increase in specialty chemical sales. On October 26, 1996, the Company acquired MC which produces and sells specialty chemical products to the textile, chemical, paper and metals industries. Specialty sales, without MC sales for the last two months of 1996, increased 16 percent. The decline in operating profit came entirely from dyes and pigments as overhead costs reduced profitability due to lower volumes. Specialty chemicals contributed substantially to operating income in 1996. MC did not have a material effect on operating income for the year or fourth quarter of 1996.

Selling and administrative expenses declined slightly as lower profit-based incentives and sales commissions more than offset the selling and administrative costs of MC after the acquisition.

Comparison of 1995 and 1994

Sales declined five percent in 1995 as the Company was impacted by very poor demand for textile dyes and pigments. Dyes and pigments sales declined nine percent as weak demand for apparel continued a decline that began in 1993, and competitive pressure drove down prices throughout the year. However, specialty chemicals increased its contribution to sales as specialty sales increased 18 percent. Operating income declined seven percent from last year before deducting the 1994 special environmental charge. This decline came entirely from dyes and pigments as competitive pricing impacted profits in the dyestuff industry, and overhead costs deteriorated profitability due to lower volumes. Specialty chemicals contributed favorably to income making up 36 percent of the total compared to 28 percent in 1994.

Selling and administrative expenses increased slightly primarily from including the sulphur dye operations, acquired in May 1994, for the full year in 1995.

Unallocated Income and Expense

Reference should be made to "Note Q" to Consolidated Financial
Statements for the schedule of these items.

Comparison of 1996 and 1995

The decrease in corporate expenses resulted from lower profit-based incentives. Interest expense declined from reduced borrowings under the line of credit with a bank. In October 1996 the Company sold 39.4 percent of its investment in Ta Chen, a stainless steel pipe manufacturing company, for a gain of $666,000 which is included with other income.

Comparison of 1995 and 1994

The increase in corporate expenses resulted from higher profit-based incentives. Although the Company executed a new debt agreement that reduced interest rates, the higher level of borrowings caused interest expense to increase.

Current Conditions and Outlook

Material costs and selling prices in the Metals Segment continued to decline in the fourth quarter of 1996 as sales and operating income declined 28 and 86 percent, respectively. However, unit volume sales increased eight percent over the fourth quarter of 1995. The fourth quarter was significantly impacted by inventory losses, declining selling prices and the recording of inventory market reserves of $336,000. However, certain stainless steel producers are currently attempting to raise prices five percent. If this increase holds in the marketplace, it should lead to higher prices for pipe. The backlog for piping systems and process equipment was $13,100,000 at year end. This is up from its recent low of $5,900,000 at the end of the third quarter of 1996 which should bode well for a good 1997 performance from these products.

	Sales and operating income of the Chemical Segment, without including MC, increased six and 73 percent, respectively, in the fourth quarter. The favorable results came from specialty chemicals as several products were at a high level of production during the quarter. This condition should continue through the first quarter of 1997, but because of the uncertainty of customer scheduling of these products, it is difficult to predict quarterly earnings. The Company is continuing to focus on expanding the specialty chemicals area and the addition of MC should enhance sales and earnings of these products. Plans to enter the market for additional classes of dyes continue, but this is more difficult given the weak market conditions that exist. The Company has successfully reduced costs of certain dyes which should make these products more competitive, and the development of an innovative new product should impact 1997 sales. In addition, a product manager was added in November which should strengthen market activities. We believe these factors should produce an increase in sales and operating income for 1997. However, since the demand for dyes and pigments continues to be weak, the outlook for these products remains uncertain.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

The statements contained in this Annual Report on Form 10-K that are not historical facts may be forward looking statements. The forward looking statements are subject to certain risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of their dates. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions, the impact of competitive products and pricing, product demand and acceptance risks, raw material and other increased costs, customer delays or difficulties in the production of products, and other risks detailed from time to time in Synalloy's Securities and Exchange Commission filings. Synalloy Corporation assumes no obligation to update the information included in this Annual Report on Form 10-K.

Item 4	Financial Statements and Supplementary Data

The Company's consolidated financial statements, related notes, report of management and report of the independent auditors follow on subsequent pages of this report.


Consolidated Balance Sheets
December 28,1996, December 30, 1995 and December 31, 1994

                                           1996          1995          1994
Assets
Current assets

Cash and cash equivalents             $   115,828   $   267,061   $    20,770
Accounts receivable, less
 allowance for doubtful
 accounts of $208,000, $356,000
 and $181,000, respectively            17,253,534    17,616,246    14,758,847

Inventories
   Raw materials                        8,357,884    10,574,040    10,252,207
   Work-in-process                      5,112,695     6,095,136     3,765,329
   Finished goods                      16,384,891    21,860,833    13,958,918

     Total inventories                 29,855,470    38,530,009    27,976,454

Deferred income taxes (Note L)            130,000       218,000       514,000
Prepaid expenses and other
 current assets                           278,276       119,592       167,791

Total current assets                   47,633,108    56,750,908    43,437,862

Cash value of life insurance            1,733,801     1,632,029     1,535,131

Investment (Note B)                       329,117       543,100       543,100
Property, plant and equipment,
 net (Note C)                          23,627,889    20,341,645    16,239,584
Deferred charges and other
 assets (Note D)                        3,265,211       957,891       676,748

Total assets                          $76,589,126   $80,225,573   $62,432,425




                                           1996          1995          1994
Liabilities and Shareholders
 Equity
Current liabilities
Notes payable (Note E)                $ 1,500,000   $ 4,740,000   $ 4,455,000
Notes payable to an employee
 (Note P)                               1,154,805
Accounts payable                        6,252,449     4,833,405     5,900,018
Income taxes                              332,507       233,977       448,367
Accrued expenses (Note F)               2,492,660     5,082,212     3,024,370
Current portion of environmental
 reserves (Note H)                        359,294       486,521       356,800
Current portion of long-term
 debt (Note G)                          1,400,000       276,923       334,615

Total current liabilities              13,491,715    15,653,038    14,519,170

Long-term debt, less current
 portion (Note G)                      11,200,000    12,619,231     7,910,577

Environmental reserves (Note H)         1,300,100     1,702,800     2,182,200

Deferred compensation (Note I)          1,299,176     1,267,353       554,236

Deferred income taxes (Note L)          1,024,000       620,000       377,000

Contingencies (Notes H and N)

Shareholders equity (Notes G,
 J, K and O) Common stock, par
 value $1 per share -
 authorized 8,000,000 shares;
 issued 8,000,000 shares in
 1996 and 1995 and 6,000,000
 shares in 1994                         8,000,000     8,000,000     6,000,000
Capital in excess of par value             81,746       417,030     6,931,064
Retained earnings                      49,074,919    43,774,332    31,373,461

                                       57,156,665    52,191,362    44,304,525
Less cost of Common Stock in
 treasury: 1,024,983, 789,749
 and 1,193,371 shares,
 respectively                           8,882,530     3,828,211     7,415,283

Total shareholders equity              48,274,135    48,363,151    36,889,242
Total liabilities and
 shareholders equity                  $76,589,126   $80,225,573   $62,432,425

See accompanying notes to consolidated financial statements



Consolidated Statements of Income
December 28,1996, December 30, 1995 and December 31, 1994

                                        1996          1995          1994

Net sales                           $126,843,835  $147,298,348  $114,519,010

Cost of sales                        105,736,099   111,975,698    94,462,625

Gross profit                          21,107,736    35,322,650    20,056,385

Selling, general and
  administrative expense               9,085,923    11,088,914     8,337,388

Environmental Compliance Costs                                     2,350,645

Operating income                      12,021,813    24,233,736     9,368,352

Other (income) and expense
  Gain on sale of investment            (665,718)
  Interest expense                       838,963       911,555       575,645
  Other, net                             (20,533)       27,660        (4,183)

Income before taxes                   11,869,101    23,294,521     8,796,890

Provision for income taxes             4,183,000     8,774,000     3,079,000

Net income                          $  7,686,101  $ 14,520,521  $  5,717,890


Net income per common share                $1.09         $1.98          $.78



CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                    Capital in                      Cost of
                                       Common      Excess of Par    Retained     Common Stock
                                        Stock          Value        Earnings      in Treasury       Total

 Balance at January 1, 1994           $ 6,000,000    $ 6,918,721    $27,480,017    $(7,583,359)   $32,815,379

 Net income                                                           5,717,890                     5,717,890
 Stock options exercised                                (105,231)                      186,083         80,852
 Purchase of Common Stock
   for treasury                                                                        (18,007)       (18,007)
 Capital contribution (Note O)                           117,574                                      117,574
 Cash dividends - $.26 per
   share                                                             (1,824,446)                   (1,824,446)

 Balance at December 31, 1994           6,000,000      6,931,064     31,373,461     (7,415,283)    36,889,242

 Net income                                                          14,520,521                    14,520,521
 Retirement of treasury shares           (666,667)    (3,893,016)                    4,559,683
 Three-for-two stock split              2,666,667     (2,666,667)
 Stock options exercised                                (183,264)                      296,721        113,457
 Contributions to 401(k)/ESOP                            228,913                       103,230        332,143
 Purchase of Common Stock
   for treasury                                                                     (1,372,562)    (1,372,562)
 Cash dividends - $.30 per
   share                                                             (2,119,650)                   (2,119,650)

 Balance at December 30, 1995           8,000,000        417,030     43,774,332     (3,828,211)    48,363,151

 Net income                                                           7,686,101                     7,686,101
 Stock options exercised                                (335,284)                      569,292        234,008
 Purchase of Common Stock
   for treasury                                                                     (5,623,611)    (5,623,611)
 Cash dividends - $.34 per
   share                                                             (2,385,514)                   (2,385,514)

 Balance at December 28, 1996         $ 8,000,000    $    81,746    $49,074,919    $(8,882,530)   $48,274,135

See accompanying notes to consolidated financial statements



Consolidated Statements of Cash Flows
December 28,1996, December 30, 1995 and December 31, 1994

                                                                      1996          1995          1994
Operating activities
  Net income                                                       $ 7,686,101   $14,520,521   $ 5,717,890
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation expense                                           2,547,986     2,220,198     1,903,041
      Amortization of deferred charges                                 151,615        95,772        66,169
      Deferred compensation                                             31,823       713,117        (1,851)
      Deferred income taxes                                            492,000       539,000      (507,000)
      Provision for losses on accounts receivable                     (197,920)      175,239       122,184
      Loss (gain) on sale of property, plant and equipment             146,022        23,245        48,595
      Gain on sale of investment                                      (665,718)
      Cash value of life insurance                                    (101,772)      (96,898)      (90,465)
      Environmental reserves                                          (529,927)     (349,679)    1,893,598
      Changes in operating assets and liabilities:
        Accounts receivable                                          2,276,838    (3,032,638)   (1,074,663)
        Inventories                                                  9,923,875   (10,553,555)   (3,725,916)
        Other assets                                                  (658,864)     (334,874)      (15,144)
        Accounts payable and accrued expenses                       (2,313,165)    1,323,372       317,192
        Income taxes payable                                            91,338      (214,390)      (38,931)

Net cash provided by operating activities                           18,880,232     5,028,430     4,614,699

Investing activities
  Purchases of property, plant and equipment                        (3,832,899)   (6,454,565)   (4,214,145)
  Proceeds from sale of property, plant and equipment                   94,975       109,061        44,504
  Proceeds from sale of investment                                     826,248
  Acquisition, net of cash and note payable  (Note P)               (4,093,807)
  Intangibles arising from acquisition                                                            (350,000)
  Proceeds from notes receivable                                         6,804         6,158         5,575

Net cash (used in) investing activities                             (6,998,679)   (6,339,346)   (4,514,066)

Financing activities
  Proceeds from revolving lines of credit                           45,707,000    69,255,231    33,130,000
  Payments on revolving lines of credit                            (48,947,000)  (68,970,231)  (31,475,000)
  Additions to long-term debt                                                      5,000,000
  Principal payments on long-term debt                              (1,017,669)     (349,038)     (542,307)
  Proceeds from exercised stock options                                234,008       113,457        80,852
  Purchases of treasury stock                                       (5,623,611)   (1,372,562)      (18,007)
  Dividends paid                                                    (2,385,514)   (2,119,650)   (1,824,446)
  Capital contribution (Note O)                                                                    117,574

Net cash (used in) provided by financing activities                (12,032,786)    1,557,207      (531,334)

  (Decrease) increase in cash and cash equivalents                    (151,233)      246,291      (430,701)

Cash and cash equivalents at beginning of year                         267,061        20,770       451,471

Cash and cash equivalents at end of period                         $   115,828   $   267,061   $    20,770

See accompanying notes to consolidated financial statements



Note A	Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions have been eliminated.

Use of Estimates. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassification. For comparative purposes, certain amounts in the 1995 and 1994 financial statements have been reclassified to conform with the 1996 presentation.

Accounting Period. The Company's fiscal year is the 52- or 53-week period ending the Saturday nearest to December 31. Fiscal years 1996, 1995 and 1994 ended on December 28, 1996, December 30, 1995 and December 31, 1994, respectively. Fiscal years 1996, 1995 and 1994 each included 52 weeks.

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

Deferred Charges. Intangibles arising from acquisitions represent the excess of cost over fair value of net assets of businesses acquired. The excess cost is amortized using the straight-line method over periods of 15 to 40 years. The costs of software licenses are amortized over their expected useful lives using the straight-line method. Debt expenses are amortized over the periods of the underlying debt agreements using the straight-line method.

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

Research and Development Expense. The Company incurred research and development expense of approximately $778,000, $743,000 and $694,000 in the 1996, 1995 and 1994 fiscal years, respectively.

Fair Value of Financial Instruments. The carrying amounts reported in the balance sheet for cash and cash equivalents, cash surrender value of life insurance and borrowings under the Company's short-term line of credit and long-term debt approximate their fair values. The Company has an investment in a company incorporated in the Republic of China with a carrying amount of $329,000. The fair value of the investment as quoted on the Taiwanese stock exchange at December 28, 1996 was $1,772,000. The company registered its securities on the Taiwanese Stock Exchange in October 1996 and a portion of the Company's investment was sold. Newly registered securities, including the remaining securities owned by the Company, carry a two-year restriction before they can be publicly traded (see Note B).

Stock Options. The Company accounts for and will continue to account for stock options under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Applying Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," which was adopted in 1996, would not materially affect net income and earnings per share for 1996 and 1995.

Impact of Recently Issued Accounting Standards. In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121"), which became effective beginning in fiscal 1996. The Company adopted FAS 121 in January 1996, and the effect of adoption was not material as the Company's existing accounting policies provided for similar accounting treatment.

The Company adopted Statement of Position 96-1 "Environmental
Remediation Liabilities" in January 1996, and the effect of adoption was not material as the Company's existing accounting policies provided for similar accounting treatment.

Note B	Investment in Ta Chen Stainless Pipe Company

In October 1996 the Company sold 39.4 percent of its investment in Ta Chen for a gain of $665,718. Ta Chen is a stainless steel pipe manufacturing company, incorporated in the Republic of China, that has been operating since 1987. The Company continues to hold a 2.5 percent ownership interest which is being reflected on the cost method of accounting.

Note C	Property, Plant and Equipment


Property, plant and equipment consist of the following:

                         1996        1995        1994

Land                 $   299,043 $   246,544 $   246,544
Land improvements        965,469     689,228     551,967
Buildings             11,613,857   7,770,891   7,672,731
Machinery, fixtures
and equipment         36,506,944  29,138,132  27,344,620
Construction-in-
progress                 370,996   4,446,919     579,997

                      49,756,309  42,291,714  36,395,859
Less accumulated
depreciation          26,128,420  21,950,069  20,156,275

                     $23,627,889 $20,341,645 $16,239,584

Note D	Deferred Charges


Deferred charges consist of the following:


                          1996        1995        1994

Intangibles arising
from acquisitions      $2,758,965   $ 793,406   $ 793,773
Software license
agreements                448,935     642,716     389,477
Debt expense              132,645     153,808     166,981

                        3,340,545   1,589,930   1,350,231
Less accumulated
amortization              565,263     645,387     692,989

                       $2,775,282    $944,543    $657,242


Note E	Notes Payable

The Company has available a line of credit totaling $9,000,000, of which $1,500,000 was outstanding at year end. The line expires on July 1, 1997 and bears interest at the bank's overnight cost of funds plus .75 percent (6.13 percent at December 28, 1996). The line has no compensating balance requirement. Borrowings under the line of credit are subject to the deed of trust and security agreement outlined in Note
G. Average short-term borrowings outstanding during fiscal 1996, 1995 and 1994 were $2,099,000, $3,900,000 and $7,510,000 with weighted average interest rates of 6.11 percent, 7.14 percent and 7.14 percent, respectively.

Note F	Accrued Expenses


Accrued expenses consist of the following:

                          1996        1995        1994
Salaries, wages
and commissions        $1,477,986  $3,692,824  $1,864,096
Taxes, other than
income taxes              259,452     220,926     153,458
Insurance                 273,792     536,730     537,658
Pension                   198,272     193,747     284,446
Customer advances          20,144     195,950
Other accrued items       263,014     242,035     184,712

                       $2,492,660  $5,082,212  $3,024,370


Note G	Long-Term Debt


Long-term debt consists of the following:

                                 1996          1995          1994
Variable percentage
(weekly tax exempt
interest rate)
Economic Development
Revenue Bond payable
in annual installments
of $200,000 through
November 1, 1999.
Interest is paid
quarterly.                   $   600,000   $   800,000    $1,000,000

Unsecured commercial
note payable with
interest payable on
the dates and at
rates provided by
credit agreement,
payable in 20
quarterly
installments of
$600,000, plus
interest through
May 31, 2002.                 12,000,000    12,000,000     7,000,000

Variable percentage
(78% of prime rate
adjusted monthly)
Industrial Revenue
Note payable in 52
quarterly installments
of $19,231, plus interest.                      96,154       173,077

11.00% Industrial Revenue
Note payable in equal
quarterly installments
of $14,423, plus interest.                                    72,115

                              12,600,000    12,896,154     8,245,192

Less current portion           1,400,000       276,923       334,615

                             $11,200,000   $12,619,231    $7,910,577


On November 16, 1989, $2,000,000 of South Carolina Jobs-Economic
Development Authority Adjustable Mode Industrial Development Revenue Bonds were issued in connection with a project by the Company. Under the terms of issuance, the bank provided a letter of credit to support the payment of the bonds.

On July 1, 1995, the Company refinanced the commercial note payable borrowing an additional $5,000,000 under a Revolving Credit/Term Loan Agreement with a due date of May 31, 2002. The revolve period expires on May 31, 1997, but can be extended at the discretion of the bank. At the end of the revolve period, the outstanding balance shall be repayable in equal quarterly payments over the remaining term of the agreement. Interest is payable quarterly on the unpaid principal amount at the lower of the bank's prime rate less .25 percent or LIBOR plus .75 percent. The rate at December 28, 1996 was 6.28 percent.

Borrowings are subject to the maintenance of certain financial ratios and certain other restrictive covenants including limiting the paying of cash dividends to 50 percent of the net profits of the next preceding year. The Company made interest payments of $958,000 in 1996, $988,000 in 1995 and $594,000 in 1994. Interest expense of approximately $116,000, $125,000 and $45,000 was capitalized in 1996, 1995 and 1994, respectively. The approximate aggregate amount of all long-term debt maturities for the next five years is as follows: 1997 - $1,400,000; 1998 - $2,600,000; and 1999 - $2,600,000; 2000 - $2,400,000 and 2001 -
$2,400,000.

Note H	Environmental Compliance Costs

At December 28, 1996, the Company has accrued $1,659,000 in remediation costs which, in management's best estimate, will satisfy anticipated costs of known remediation requirements as outlined below. Expenditures related to costs currently accrued are not discounted to their present values and are expected to be made over the next six to eight years. As a result of the evolving nature of the environmental regulations, the difficulty in estimating the extent and remedy of environmental contamination, and the availability and application of technology, the estimated costs for future environmental compliance and remediation are subject to uncertainties and it is not possible to predict the amount or timing of future costs of environmental matters which may subsequently be determined. Subject to the difficulty in estimating future environmental costs, the Company believes that the likelihood of material losses in excess of the amounts recorded is remote.

Prior to 1987, the Company treated hazardous waste at its chemical facilities. Testing of the groundwater in the areas of the treatment impoundments at these facilities disclosed the presence of certain contaminants. In addition, several solid waste management units ("SWMUs") at the plant sites have been identified. During the latter part of 1994, the Company completed a reevaluation of its remediation plans including RCRA Facility Investigations which have been submitted for regulatory approval. As a result, the Company recorded a special charge of $2,243,000 in the fourth quarter of 1994 to accrue for estimated future remedial, cleanup and monitoring costs of which $1,495,000 remains accrued at December 28, 1996.

The Company has identified and evaluated two SWMUs at its plant in Bristol, Tennessee that revealed residual groundwater contamination. At January 1, 1994, $253,000 was accrued to cover the estimated costs of completing these evaluations. In 1994 the Company submitted a Permit Application for Post Closure Care to the TDEC outlining a plan to address the areas identified, and received the Permit in the fourth quarter of 1994. Additional costs of $63,000 were accrued in the fourth quarter of 1994 and $164,000 remains accrued at December 28, 1996 to provide for estimated future remedial, cleanup and monitoring costs as required by the Permit.

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

Note I	Deferred Compensation

 In 1995 the Company entered into a deferred compensation agreement with an officer which allows the officer to defer all or a portion of any annual incentive payable to the officer. Amounts deferred are payable upon certain events including retirement, death or termination of the officer, or a change in control of the Company. Interest will accrue on amounts deferred, net of estimated income tax benefits deferred by the Company until payments are made, at rates consistent with other invested retirement funds held by the Company in accordance with the agreement. No incentive was deferred in 1996. At December 28, 1996, the amounts deferred totaled $748,000, including accrued interest earned in 1996 of $33,000.

The Company has deferred compensation agreements with certain former officers providing for payments for ten years in the event of pre-retirement death or the longer of ten years or life beginning at age 65. The present value of such vested future payments, $551,000 at December 28, 1996, has been accrued.

Note J	Shareholders' Rights

On March 24, 1989, the Board of Directors declared a dividend distribution of one right for each outstanding share to holders of record at the close of business on April 14, 1989. Each right entitles the registered holder thereof to purchase from the Company, under certain circumstances, 4/10 of a share of the Company's common stock at an initial exercise price of $6.67 per share. The total number of shares available under these rights is 2,790,007. The exercise price will be adjusted under certain circumstances. The rights will expire on March 26, 1999. The rights are not currently exercisable and trade together with the shares associated therewith. These rights, which may have a potentially dilutive effect, have also been excluded from the earnings per share computation as preconditions to the exercisability of such rights have not been satisfied.

Note K	Stock Options


A summary of activity in the Company's stock option plans is as follows;

                            Option Price   Outstanding  Available

At January 1, 1994        $2.33 to 14.625      195,680    111,000

Authorized                                                 25,000
Granted                   $17.75 to 18.25       24,000    (24,000)
Exercised                 $2.33 to 4.29        (29,975)


At December 31, 1994      $2.33 to 18.25       189,705    112,000

Granted                   22.25                  4,000     (4,000)
Exercised                 $2.33 to 3.54        (48,500)
Effect of three-for-two
  stock split             $1.56 to 14.83        76,678     54,000

At December 30, 1995      $1.56 to 14.83       221,883    162,000

Granted                   18.88                 21,000    (21,000)
Exercised                 $1.56 to $9.75       (88,875)

At December 28, 1996      $1.56 to $18.88      154,008    141,000


The Company grants to non-employee directors, officers and key employees options to purchase common stock of the Company under three Plans adopted in 1983, 1988 and 1994. Options were granted through October 1, 1988 under the 1983 Plan and may be granted through January 28, 1998 under the 1988 Plan and April 29, 2004 under the 1994 Plan at a price not less than the fair value on the date of grant. Under the 1983 Plan, all options are presently 100 percent vested and must be exercised within ten years from the date of the grant. Under the 1988 Plan, options may be exercised beginning one year after date of grant at a rate of 20 percent annually on a cumulative basis. Under the 1994 Non-Employee Directors' Plan, options may be exercised at the date of grant. At December 28, 1996, 85,008 shares of the options outstanding were fully exercisable.

Note L	Income Taxes


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows at the respective year ends:

(Amount in thousands)            1996           1995           1994

Deferred tax assets:
  Allowance for
    doubtful accounts            $   74        $   140        $    73
  Deferred compensation             459            465            204
  Inventory capitalization          198            248            256
  Accrued group insurance            88            110            141
  Environmental reserves            586            803            934
  Other                              89

Total deferred tax assets         1,494          1,766          1,608

Deferred tax liabilities:
  Tax over book depreciation      1,942          1,710          1,384
  Prepaid expenses                  446            441             54
  Other                                             17             33

Total deferred tax liabilities    2,388          2,168          1,471

Net deferred tax (liabilities)   $ (894)       $  (402)        $  137



Significant components of the provision for income taxes attributable to continuing operations are as follows:

                                  1996           1995           1994

Current:
  Federal                        $3,483         $7,337         $3,152
  State                             208            898            434

Total current                     3,691          8,235          3,586

Deferred:
  Federal                           463            480           (442)
  State                              29             59            (65)

Total deferred                      492            539           (507)

Total                            $4,183        $8,774         $3,079



The reconciliation of income tax attributable to continuing operations computed at the U. S. federal statutory tax rates to income tax expense is:

(Amount in thousands)                 1996           1995           1994
                                  Amount    %    Amount    %    Amount    %

Tax at U.S. Statutory rates      $4,054  34.2%  $8,153  35.0%  $2,991  34.0%
State income taxes, net of
  federal tax benefit               156  1.30%     629   2.7%     246   2.8%
Other, net                          (27) (.3%)      (8)          (158) (1.8%)

Total                             4,183  35.2%   8,774  37.7%   3,079  35.0%


Income tax payments of approximately $3,683,000, $8,449,000 and $3,625,000 were made in 1996, 1995 and 1994, respectively.

Note M	Benefit Plans

The Company has a 401(k) Employee Stock Ownership Plan. Employees may contribute to the Plan up to 20 percent of their salary with a maximum of $9,500 for 1996. Contributions by the employees are invested in one or more funds at the direction of the employee; however, employee contributions cannot be invested in Company stock.

Contributions by the Company are made primarily in Synalloy stock. The Company contributes on behalf of each participant who is eligible a matching contribution equal to a percentage which is determined each year by the Board of Directors. For 1996 the maximum was three percent. The matching contribution is allocated on June 30 and December 31 of each Plan year. The Company has accrued a matching contribution of approximately $91,000 at December 28, 1996. Matching contributions of approximately $142,000 were made in July 1996 and $229,000 and $203,000 were made for 1995 and 1994, respectively. The Company may also make a discretionary contribution, which shall be distributed to all eligible participants regardless of whether they contribute to the Plan. No discretionary contributions have been made to the Plan for 1996, 1995 or 1994.

The Company also contributes to union-sponsored retirement plans.
Contributions relating to these plans were approximately $351,000, $359,000 and $259,000 for the years ended December 28, 1996, December 30, 1995 and December 31, 1994, respectively.

Note N	Contingencies

On July 11, 1995, the Company entered into a settlement agreement with
H. B. Zachry ("Zachry") and the United States resolving the action, H.
B. Zachry v. Synalloy Corporation and Bristol Metals, Inc. v. U. S., in the 37th Judicial District, Bexar County, Texas, arising out of the sale by Bristol Metals to Zachry of pipe for use at an Air Force base. The specific terms of the settlement are subject to a confidentiality agreement; however, the Company's contribution to the settlement, paid in 1995, was less than the $370,000 originally paid to the Company for the pipe. The Company is aware of two other claims between the government and contractors arising out of pipe purchased from Bristol. The Company is not party to either of these actions nor is it, in the opinion of the Company's counsel, bound by the terms of those actions.

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

Note O	Shareholders' Equity

Capital in excess of par value at December 31, 1994 reflects a contribution of $117,574 received during 1994. The amount represents profits realized from the purchase and sale of common stock of the Company by a former director of the Company within a period of less than six months. The Securities and Exchange Commission requires that such profits be returned to the issuer of the securities in question, pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended.

Note P	Acquisitions

On November 25, 1996, the Company purchased the common stock of Manufacturers Chemicals Corporation and a related company with an effective date of October 26, 1996. Located in Cleveland, Tennessee, the company produces and sells surfactants, defoamers, finishing agents and other specialty chemicals for the textile, paper, chemical and metals industries. Manufacturers Chemicals and a related company were acquired at a cost of $4,811,625, including certain acquisition costs related to the transaction, plus the assumption of a note to a former shareholder of $438,375, for a total purchase price of $5,250,000. The $4,811,625 was funded by cash from operations plus the issuance of a note payable to the former shareholder of $716,430. The two notes to the former shareholder, who became an employee of the Company at the acquisition date, bore interest at 6.25 percent and were paid along with interest of $13,842 on January 3, 1997.

The acquisitions were accounted for by the purchase method of accounting with the purchase price allocated to the underlying assets based on their respective fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired of approximately $1,966,000 has been included in goodwill and is being amortized over 15 years. The Company's consolidated financial statements include the results of the companies from the effective date, October 26, 1996. The acquisitions did not have a material impact on 1996 operations; therefore, no pro forma data has been presented.

Note Q	Industry Segments

Synalloy Corporation operates in two principal industry segments: metals and chemicals. The Chemicals Segment manufactures dyes, pigments and auxiliaries for the textile industry and a wide variety of specialty chemicals for the textile, chemical, paper, metals, petroleum and pharmaceutical industries. The Metals Segment manufactures welded stainless steel pipe and highly specialized products, most of which are custom-produced to individual orders, required for corrosive and high-purity processes used principally by the chemical, petrochemical and pulp and paper industries. Products include piping systems, fittings, tanks, pressure vessels and a variety of other components.

Operating profit is total revenue less operating expenses, excluding interest expense and income taxes. Identifiable assets (all of which are in the United States) are those assets used in operations by each segment. Centralized data processing and accounting expenses are allocated to the Metals Segment and Chemicals Segment based upon estimates of their percentage of usage. Corporate assets consist principally of cash, certain investments, and property and equipment. No single customer or agency (domestic or foreign) accounted for more than ten percent of revenues in 1996, 1995 or 1994.

The Company has a distributorship agreement expiring December 31, 1997 with the company supplying about 90 percent of the products that produced over one-fourth of the Chemicals Segment's sales in 1996. The supplier has been the principal source of these products since 1985. Although the Company believes that this supplier will continue to be a source of these products in the future, there is no assurance of this. Loss of this supplier would have a materially adverse short-term effect on the Company's sales and net income. However, management believes that if the agreement with this supplier is not continued in the future, other suppliers could be found to replace most of the products.


Segment information

(Amounts in thousands)                   1996      1995      1994
Net sales
   Metals                             $ 85,027  $ 99,455  $ 64,130
   Chemicals                            41,817    47,843    50,389

Total net sales                       $126,844  $147,298  $114,519

Operating income
   Metals                             $  9,697  $ 20,419   $ 6,603
   Chemicals                             3,688     5,682     3,877
                                        13,385    26,101    10,480

Less unallocated corporate expense       1,363     1,867     1,112

Operating income                        12,022    24,234     9,368

Other expense, net                         153       939       571

Income before taxes                   $ 11,869  $ 23,295   $ 8,797

Identifiable assets
   Metals                             $ 41,172  $ 51,160  $ 33,953
   Chemicals                            31,875    25,563    25,348
   Corporate                             3,542     3,503     3,131

                                      $ 76,589  $ 80,226  $ 62,432

Depreciation and amortization
   Metals                             $  1,331  $  1,131  $    966
   Chemicals                             1,188     1,039       908
   Corporate                               181       146        95

                                      $  2,700  $  2,316  $  1,969

Capital expenditures
   Metals                             $  2,519  $  3,621  $  2,438
   Chemicals                             1,299     2,651     1,625
   Corporate                                15       183       151

                                      $  3,833  $  6,455  $  4,214

Note R	Quarterly Results (unaudited)


The following is a summary of quarterly operations for the years ended
December 28, 1996, December 30, 1995 and December 31, 1994.

                                                          Net
                                                        Income
                                                         Per
                        Net      Gross        Net       Common
(Thousands except      Sales     Profit      Income      Share
  per share data)

 1996
     First Quarter     $36,659     $7,429      $2,922    $.41
     Second Quarter     31,737      5,828       2,119     .30
     Third Quarter      29,405      4,059       1,243     .18
     Fourth Quarter     29,043      3,792       1,402     .20

 1995
     First Quarter     $34,576    $ 7,175      $2,762    $.38
     Second Quarter     41,381     10,799       4,613     .63
     Third Quarter      37,858      9,464       3,915     .53
     Fourth Quarter     33,483      7,885       3,231     .44

 1994
     First Quarter     $27,332     $4,192      $1,331    $.18
     Second Quarter     30,217      5,181       1,899     .26
     Third Quarter      29,872      5,069       1,826     .25
     Fourth Quarter     27,098      5,614         662     .09


Net income for the fourth quarter of 1996 includes a gain on the sale of an investment of $431,000, or $.06 per share. See Note B.

The Company recorded a special charge of $2,306,000 for environmental remediation costs in the fourth quarter of 1994 which reduced net income by $1,499,000 or $.21 per share. Remediation costs incurred in the others quarters of 1994 did not materially affect net income. See Note H for further discussion.


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

Report Of Independent Auditors
Shareholders and Board of Directors
Synalloy Corporation

We have audited the accompanying consolidated balance sheets of Synalloy Corporation as of December 28, 1996, December 30, 1995 and December 31, 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 28, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synalloy Corporation at December 28, 1996, December 30, 1995 and December 31, 1994 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 28, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


Ernst & Young, LLP

Greenville, South Carolina
February 3, 1997


Item 9 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

PART III

A definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to regulation 14A of the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended December 28, 1996, is incorporated herein by reference.

Item 10    Directors and Executive Officers of the Registrant

Such information as required by the Securities and Exchange Commission in Regulation S-K is contained in the Company's definitive Proxy
Statement in connection with its Annual Meeting to be held April 30, 1997.

Item 11    Executive Compensation

The information with respect to executive compensation and transactions is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Item 12    Security Ownership of Certain Beneficial Owners and
  Management

The information with respect to security ownership of certain beneficial owners and management is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities
Exchange Act of 1934.

Item 13    Certain Relationships and Related Transactions

None

Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a) The following documents are filed as a part of this report:
     1. Financial Statements: The following consolidated financial statements of Synalloy Corporation are included in Item 8:
        Consolidated Balance Sheets at December 28, 1996, December 30, 1995 and December 31, 1994
        Consolidated Statements of Income for the years ended December 28, 1996, December 30, 1995 and December 31, 1994
        Consolidated Statements of Shareholders' Equity for the years ended December 28, 1996, December 30, 1995 and December 31, 1994 Consolidated Statements of Cash Flows for the years ended December 28, 1996, December 30, 1995 and December 31, 1994
     2. Notes to Consolidated Financial Statements
        Financial Statements Schedules: The following consolidated financial statements schedule of Synalloy Corporation is included in Item 14(d).
        Schedule VIII - Valuation and Qualifying Accounts for the years ended December 28, 1996, December 30, 1995 and December 31, 1994

       All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.
    3. Listing of Exhibits:
       Exhibit 11 - Statement Re: Computation of Per Share Earnings

       Exhibit 22 - Subsidiaries of the Registrant
(b) Reports on Form 8-K: There were no reports on Form 8-K filed during the fourth quarter of the 1996 fiscal year.
(c) Exhibits: The response to this portion of Item 14 is submitted in a separate section of this report.
(d) Financial Statements Schedules: The response to this portion of Item 14 is submitted as a separate section of this report.

Schedule VIII		Valuation and Qualifying Accounts

              Column A             Column B    Column C       Column D    Column E

                                  Balance at  Charged to                   Balance
                                   Beginning   Cost and       Deductions  at End of
            Description            of Period   Expenses      Describe (1)   Period

Year ended December 28, 1996
Deducted from asset account:
Allowance for doubtful accounts      $356,000 $  237,000(2)      $385,000  $208,000

Year ended December 30, 1995
Deducted from asset account:
Allowance for doubtful accounts      $181,000 $1,014,000         $839,000  $356,000

Year ended December 31, 1994
Deducted from asset account:
Allowance for doubtful accounts      $ 83,000   $192,000          $94,000  $181,000

(1) Allowances, uncollected accounts and credit balances written off against reserve, net of recoveries.

(2) Includes $50,000 of allowance from the acquisition of Manufacturers Chemicals Corporation.


Exhibit 11 Computation of Per Share Earnings


(December 28, 1996, December 30, 1995                1996        1995       1994
  and December 31, 1994)
Primary
  Average shares outstanding                       7,004,249   7,215,947  7,200,035
  Net effect of dilutive stock options -
    based on the treasury
    stock method using the average
    market price                                      53,861     135,991    153,734

Total                                              7,058,110   7,351,938  7,353,769

Net income                                        $7,686,101 $14,520,521 $5,717,890

Per share amount                                       $1.09       $1.98       $.78
Diluted
  Stock options in the aggregate reduce earnings per share
  by less than three percent in all years presented;
  therefore, diluted per share amounts are not disclosed.


Exhibit 22	Subsidiaries of the Registrant
The Company has five wholly-owned subsidiaries. All subsidiaries are included in the Company's consolidated financial statements. The subsidiaries are as follows:
1.	Synalloy Metals, Inc., formerly Bristol Metals, Inc., a Tennessee corporation
2.	Whiting Metals, Inc., a South Carolina corporation
3.	Manufacturers Soap and Chemical Company, a Tennessee corporation
4.	Metchem, Inc., a Delaware corporation
5. Synco International, Inc., a Virgin Islands corporation


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	            SYNALLOY CORPORATION
	                 Registrant

By	/s/ Cheryl C. Carter	  	     March 27, 1997
	Cheryl C. Carter		             Date
	Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By	/s/ James G. Lane, Jr.		     March 27, 1997
	James G. Lane, Jr.		           Date
	Chief Executive Officer and
	Chairman of the Board

By	/s/ Gregory M. Bowie		       March 27, 1997
	Gregory M. Bowie		             Date
	Vice President, Finance

By	/s/ Glenn R. Oxner		         March 27, 1997
	Glenn R. Oxner		               Date
	Director

By	/s/ Sibyl N. Fishburn		      March 27, 1997
	Sibyl N. Fishburn		            Date
	Director

By	/s/ Carroll D. Vinson		      March 27, 1997
	Carroll D. Vinson		            Date
	Director

By	/s/ Richard E. Ingram 		     March 27, 1997
	Richard E. Ingram		            Date
	Director