Form 10-Q
period 1997-03-29
SYNALLOY CORP
filed 1997-05-07
CIK 95953

FORM  10-Q

                     Securities and Exchange Commission
                          Washington, D. C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarter ended March 29, 1997

OR

__________ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ________________ to ________________

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.
                                                  Number of Shares Outstanding
        Title of Class                                As of March 29, 1997
Common Stock, $1.00 Par Value                              6,985,917







- 1 -


Synalloy Corporation

Index



PART I. 	FINANCIAL INFORMATION


Item  1. 	Financial Statements (unaudited)

		Condensed consolidated balance sheets - March 29, 1997 and
            December 28,1996

		Condensed consolidated statements of income - Three months
            ended March 29, 1997 and March 30, 1996

		Condensed consolidated statements of cash flows - Three
            months ended March 29, 1997 and March 30, 1996

		Notes to condensed consolidated financial statements -
            March 29, 1997

		Management's Discussion and Analysis of Financial Condition
            and Results of Operations


PART II.	OTHER INFORMATION

Item  1.		Legal Proceedings

Item  2.		Changes in Securities

Item  3.		Defaults upon Senior Securities

Item  4.		Submission of Matters to a Vote of Security Holders

Item  5.		Other Information

Item  6.		Exhibits and Reports on Form 8-K
















- 2 -
PART 1. FINANCIAL STATEMENTS

Synalloy Corporation
Condensed Consolidated Balance Sheets
                                                 Mar 29, 1997   Dec 28, 1996
                                                  (Unaudited)      (Note)
Assets
Current assets
Cash and cash equivalents                          $   163,417    $   115,828
Accounts receivable, less allowance
   for doubtful accounts                            18,752,525     17,253,534
Inventories
   Raw materials                                     8,309,610      8,357,884
   Work-in-process                                   3,858,209      5,112,695
   Finished goods                                   14,423,689     16,384,891
Total inventories                                   26,591,508     29,855,470

Deferred income taxes                                  130,000        130,000
Prepaid expenses and other current assets              921,590        278,276
Total current assets                                46,559,040     47,633,108

Cash value of life insurance                         1,753,301      1,733,801
Investment                                             329,117        329,117
Property, plant & equipment, net of accumulated
   depreciation of $26,269,000 and $26,128,000      23,553,219     23,627,889
Deferred charges and other assets                    3,202,395      3,265,211

Total assets                                      $ 75,397,072   $ 76,589,126

Liabilities and Shareholders' Equity
Current liabilities
Notes payable                                     $    460,000   $  1,500,000
Accounts payable                                     6,949,178      6,252,449
Income taxes                                           794,527        332,507
Accrued expenses                                     2,027,935      2,492,660
Current portion of environmental reserves              359,294        359,294
Current portion of long-term debt                    1,400,000      1,400,000
Notes payable to an employee                                        1,154,805
Total current liabilities                           11,990,934     13,491,715

Long-term debt, less current portion                11,200,000     11,200,000
Environmental reserves                               1,185,921      1,300,100
Deferred compensation                                1,297,001      1,299,176
Deferred income taxes                                1,024,000      1,024,000
Contingencies

Shareholders' equity
   Common stock, par value $1 per share -
       authorized and issued 8,000,000 shares        8,000,000      8,000,000
   Capital in excess of par value                       29,745         81,746
   Retained earnings                                49,457,541     49,074,919
   Less cost of Common Stock in treasury            (8,788,070)    (8,882,530)
Total shareholders' equity                          48,699,216     48,274,135

Total liabilities and shareholders' equity        $ 75,397,072   $ 76,589,126

Note: The balance sheet at December 28, 1996 has been derived from the audited financial statements at that date. See accompanying notes to condensed consolidated financial statements

Synalloy Corporation
Condensed Consolidated Statements of Income

(Unaudited)                                         Three Months Ended
                                                 Mar 29, 1997   Mar 30, 1996

Net sales                                         $ 30,903,356   $ 36,658,505

Cost of sales                                       26,657,262     29,228,982

Gross profit                                         4,246,094      7,429,523

Selling, general and administrative expense          2,461,877      2,560,310

Operating income                                     1,784,217      4,869,213

Other (income) and expense
  Gain on sale of investment                                                0
  Interest expense                                     213,127        259,727
  Other, net                                             6,738          7,456

Income before taxes                                  1,564,352      4,602,030

Provision for income taxes                             553,000      1,680,000

Net income                                         $ 1,011,352    $ 2,922,030


Net income per common share                                $.14           $.41

Dividends paid per common share                            $.09           $.08

Average shares outstanding                           7,023,142      7,150,808




See accompanying notes to condensed consolidated financial statements


Synalloy Corporation
Condensed Consolidated Statements of Cash Flows

(Unaudited)                                             Three Months Ended
                                                   Mar 29, 1997   Mar 30, 1996
Operating activities
  Net income                                      $  1,011,352   $  2,922,030
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation expense                             798,916        699,867
      Amortization of deferred charges                  62,816         29,942
      Deferred compensation                             (2,175)          (401)
      Deferred income taxes                                  0              0
      Provision for losses on accounts receivables      14,990       (196,171)
      Loss (gain) on sale of property, plant and        13,157           (650)
      Cash value of life insurance                     (19,500)       (18,850)
      Environmental reserves                          (114,179)      (149,814)
      Changes in operating assets and liabilities:
        Accounts receivable                         (1,513,981)    (2,345,615)
        Inventories                                  3,263,962      4,091,260
        Other assets                                  (645,124)      (962,378)
        Accounts payable and accrued expenses          232,004       (965,911)
        Income taxes payable                           462,020      1,402,900

Net cash provided by operating activities            3,564,258      4,506,209

Investing activities
  Purchases of property, plant and equipment          (739,603)    (1,755,886)
  Proceeds from sale of property, plant and equipment    2,200            650
  Proceeds from notes receivable                         1,810          1,638

Net cash (used in) investing activities               (735,593)    (1,753,598)

Financing activities
  Proceeds from revolving lines of credit           12,210,000     19,060,000
  Payments on revolving lines of credit            (13,250,000)   (16,040,000)
  Principal payments on long-term debt                                (19,231)
  Payment of notes payable to employee              (1,154,805)
  Proceeds from exercised stock options                 42,462        234,008
  Purchases of treasury stock                                      (5,622,131)
  Dividends paid                                      (628,733)      (572,010)

Net cash (used in) financing activities             (2,781,076)    (2,959,364)

Increase (decrease) in cash and cash equivalents        47,589       (206,753)

Cash and cash equivalents at beginning of year         115,828        267,061

Cash and cash equivalents at end of period        $    163,417    $    60,308




See accompanying notes to condensed consolidated financial statements


Synalloy Corporation
Notes To Condensed Consolidated Financial Statements
(Unaudited)


March 29, 1997

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 29, 1997, are not necessarily indicative of the results that may be expected for the year ending January 3, 1998. For comparative purposes, certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended December 28, 1996.

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

Synalloy Corporation

Management's Discussion And Analysis Of The Financial
Condition And Results Of Operations


The following is management's discussion of certain significant factors which affected the Company during the quarter ended March 29, 1997.

Consolidated sales and net income were $30,903,000 and $1,011,000, respectively, for the quarter. Net income declined 65 percent on a sales decline of 16 percent compared to the first quarter of 1996. On a sequential basis, however, sales for the quarter increased 6 percent over the fourth quarter of 1996, and removing the effect on net income of an after tax gain on the sale of an investment of $431,000 in the fourth quarter of 1996, net income in the first quarter increased 4 percent. The Company continues to experience the effects of the unusual condition of cyclical weakness that has been occurring at the same time in both the Metals and Chemicals Segments since the second quarter of 1996.

Chemicals Segment sales were $14,355,000 for the quarter reflecting a 29 percent increase compared to the same period one year ago. Operating income increased 27 percent to $1,477,000 for the quarter compared to the same period one year ago. Improvement in sales and operating income in the quarter compared to the same quarter last year essentially resulted from the acquisition of Manufacturers Chemicals in the last quarter of 1996. Excluding the acquisition, sales were off slightly and operating income was up 4 percent. Textile dye and pigment demand continues to be weak and conditions in the market are intensely competitive. Weak denim markets and continued softness in pigment demand from textile printers more than offset increased sales of other dyes. Chemical specialties, bolstered by the acquisition, contributed 47 percent of sales and a substantially greater percent of operating income. The Company is positioned to benefit from any recovery in the textile dye and pigment demand. It will also continue its focus on growing non-dye specialties.

Metals Segment sales were $16,548,000 for the quarter reflecting a 35 percent decline over the same period one year ago. Operating income decreased 86 percent to $589,000 for the quarter over the same period one year ago. The sales decline compared to the first quarter of 1996 was primarily the result of 28 percent lower selling prices for stainless steel pipe. Market dynamics were completely different during these periods. Prices to date in 1997 appear to be at a cyclical low, while last year's first quarter benefited from prices only moderately below the cyclical peaks reached in the last half of 1995. Unit volume of loose pipe was up moderately, but overall unit volume was down 6 percent due to decreases in piping systems and process equipment. The decrease in operating income reflects the cyclically depressed condition of the pipe market and the modest loss incurred from piping systems and process equipment. After rescinding a November 11, 1996 price increase because of lack of support from other pipe producers, the Company announced an 8 percent price increase on April 7, 1997. Poor operating results throughout the industry should motivate other producers to support this increase. If this price increase holds in the marketplace, sales and operating income from stainless pipe should show better results on a sequential basis in the second quarter. The backlog for piping systems is at a good level. However, the first quarter was negatively impacted by customer delays in providing drawings

Synalloy Corporation

Management's Discussion And Analysis Of The Financial
Condition And Results Of Operations - Continued


necessary for the fabrication of pipe spool pieces. The Company currently expects the volume of drawings received to increase beginning in April which should lead to an increased level of sales and income from these products.

Selling and administrative expense for the quarter was down approximately four percent from the same quarter last year, but totaled eight percent of consolidated sales compared to last year's seven percent. The increase reflects adding selling and administrative costs from Manufacturers Chemical, offset by lower profit-based incentives.

Cash flows from operations totaled $3,564,000 during the first quarter compared to $4,506,000 generated during the same period one year ago. The decrease reflects the reduction of net income experienced in the first quarter of 1997 compared to the same period in 1996. The Company expects that available cash and existing lines of credit will be sufficient to meet normal operating requirements, including capital expenditures and payment of dividends over the near term.

Safe Harbor Statement under the Private Securities Litigation Reform Act of
1995

The statements contained in this management discussion and analysis that are not historical facts may be forward looking statements. The forward looking statements are subject to certain risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of their dates. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions, the impact of competitive products and pricing, product demand and acceptance risks, raw material and other increased costs, customer delays or difficulties in the production of products, and other risks detailed from time to time in Synalloy's Securities and Exchange Commission filings. Synalloy Corporation assumes no obligation to update the information included herein.

PART II:  OTHER INFORMATION

Synalloy Corporation


Item  1.         	Legal Proceedings

		None

Item  2.		Change In Securities

		None

Item  3.		Defaults Upon Senior Securities

		None

Item  4.		Submission Of Matters To A Vote Of Security Holders

		None

Item  5.		Other Information

		None

Item  6.		Exhibits And Reports On Form 8-K

		The following exhibits are included herein:

		None

		The Company did not file any reports on  Form 8-K during
            the three months ended March 29, 1997

Synalloy Corporation





SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


								SYNALLOY CORPORATION
									(Registrant)



Date: 		May 7, 1997			         /s/    James G. Lane, Jr.
							   James G. Lane, Jr., Chairman and
								  Chief Executive Officer



Date: 		May 7, 1997			         /s/    Gregory M. Bowie
							           Gregory M. Bowie
							        Vice President, Finance