Form 10-Q
period 1997-06-28
SYNALLOY CORP
filed 1997-08-08
CIK 95953

FORM  10-Q

Securities and Exchange Commission
Washington, D. C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarter ended June 28, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.
                                                  Number of Shares Outstanding
        Title of Class                                As of June 28, 1997
Common Stock, $1.00 Par Value                              6,975,917

Synalloy Corporation

Index


PART I. 	FINANCIAL INFORMATION


Item  1. 	Financial Statements (unaudited)

Condensed consolidated balance sheets - June 28, 1997 and December
28, 1996

Condensed consolidated statements of income - Three and six months ended June 28, 1997 and June 29, 1996

Condensed consolidated statements of cash flows - Three and six months ended June 28, 1997 and June 29, 1996

Notes to condensed consolidated financial statements - June 28,
1997

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

PART 1. FINANCIAL STATEMENTS

Synalloy Corporation
Condensed Consolidated Balance Sheets

                                                 Jun 28, 1997   Dec 28, 1996
                                                  (Unaudited)      (Note)
Assets
Current assets
Cash and cash equivalents                          $   113,808    $   115,828
Accounts receivable, less allowance
   for doubtful accounts                            18,240,620     17,253,534
Inventories
   Raw materials                                     9,833,401      8,357,884
   Work-in-process                                   4,775,550      5,112,695
   Finished goods                                   12,263,286     16,384,891
Total inventories                                   26,872,237     29,855,470

Deferred income taxes                                  130,000        130,000
Prepaid expenses and other current assets              859,639        278,276
Total current assets                                46,216,304     47,633,108

Cash value of life insurance                         1,772,801      1,733,801
Investment                                             329,117        329,117
Property, plant & equipment, net of accumulated
   depreciation of $26,933,000 and $26,128,000      23,309,169     23,627,889
Deferred charges and other assets                    3,139,850      3,265,211

Total assets                                        74,767,241     76,589,126

Liabilities and Shareholders' Equity
Current liabilities
Notes payable                                        1,350,000      1,500,000
Accounts payable                                     7,558,833      6,252,449
Income taxes                                           179,950        332,507
Accrued expenses                                     2,185,804      2,492,660
Current portion of environmental reserves              359,294        359,294
Current portion of long-term debt                      200,000      1,400,000
Notes payable to an employee                                        1,154,805
Total current liabilities                           11,833,881     13,491,715

Long-term debt, less current portion                10,400,000     11,200,000
Environmental reserves                               1,087,003      1,300,100
Deferred compensation                                1,306,953      1,299,176
Deferred income taxes                                1,024,000      1,024,000
Contingencies

Shareholders' equity
   Common stock, par value $1 per share -
       authorized and issued 8,000,000 shares        8,000,000      8,000,000
   Capital in excess of par value                       29,745         81,746
   Retained earnings                                50,216,604     49,074,919
   Less cost of Common Stock in treasury            (9,130,945)    (8,882,530)
Total shareholders' equity                          49,115,404     48,274,135

Total liabilities and shareholders' equity         $74,767,241    $76,589,126


Note: The balance sheet at December 28, 1996 has been derived from the audited financial statements at that date. See accompanying notes to condensed consolidated financial statements

Synalloy Corporation
Condensed Consolidated Statements of Income

(Unaudited)                 Three Months Ended        Six Months Ended
                        Jun 28,1997  Jun 29,1996  Jun 28,1997  Jun 29,1996

Net sales                $31,204,944  $31,736,916  $62,108,300  $68,395,421

Cost of sales             26,372,631   25,909,347   53,029,893   55,138,329

Gross profit               4,832,313    5,827,569    9,078,407   13,257,092

Selling, general and
 administrative expense    2,487,610    2,335,056    4,949,487    4,895,366

Operating income           2,344,703    3,492,513    4,128,920    8,361,726

Other (income) & expense
  Interest expense           199,900      152,668      413,027      412,395
  Other, net                   3,074        3,056        9,812       10,512

Income before taxes        2,141,729    3,336,789    3,706,081    7,938,819

Provision for income tax     756,000    1,218,000    1,309,000    2,898,000

Net income               $ 1,385,729  $ 2,118,789  $ 2,397,081  $ 5,040,819

Net income
 per common share               $.20         $.30         $.34         $.71

Dividends paid
 per common share               $.09         $.08         $.18         $.16

Average shares
 outstanding               7,023,362    7,037,144    7,025,952    7,094,012

See accompanying notes to condensed consolidated financial statements

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows

(Unaudited)                                             Six Months Ended
                                                  Jun 28, 1997   Jun 29, 1996
Operating activities
  Net income                                       $ 2,397,081    $ 5,040,819
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation expense                           1,593,832      1,395,949
      Amortization of deferred charges                 125,855         59,884
      Deferred compensation                              7,777          4,399
      Deferred income taxes                                  0              0
      Provision for losses on accounts receivable       33,443       (147,206)
      Loss on sale of property, plant and equipment     95,015         23,271
      Cash value of life insurance                     (39,000)       (37,700)
      Environmental reserves                          (213,097)      (225,662)
      Changes in operating assets and liabilities:
        Accounts receivable                         (1,020,529)     1,694,564
        Inventories                                  2,983,233        964,042
        Other assets                                  (585,522)      (965,463)
        Accounts payable and accrued expenses          999,528        119,553
        Income taxes payable                          (152,557)      (233,977)

Net cash provided by operating activities            6,225,059      7,692,473

Investing activities
  Purchases of property, plant and equipment        (1,379,577)    (2,345,568)
  Proceeds from sale of property, plant and equipment    9,450         27,005
  Proceeds from notes receivable                         3,665          3,318

Net cash (used in) investing activities             (1,366,462)    (2,315,245)

Financing activities
  Proceeds from revolving lines of credit           13,160,000     30,800,000
  Payments on revolving lines of credit            (13,310,000)   (29,806,000)
  Principal payments on long-term debt              (2,000,000)       (38,462)
  Payment of notes payable to employee              (1,154,805)
  Proceeds from exercised stock options                 42,458        234,008
  Purchases of treasury stock                         (342,875)    (5,623,611)
  Dividends paid                                    (1,255,395)    (1,130,011)

Net cash (used in) financing activities             (4,860,617)    (5,564,076)

(Decrease) in cash and cash equivalents                 (2,020)      (186,848)

Cash and cash equivalents at beginning of year         115,828        267,061

Cash and cash equivalents at end of period         $   113,808    $    80,213

See accompanying notes to condensed consolidated financial statements

Synalloy Corporation
Notes To Condensed Consolidated Financial Statements
(Unaudited)
June  28, 1997

NOTE 1--BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 28, 1997, are not necessarily indicative of the results that may be expected for the year ending January 3, 1998. For comparative purposes, certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended December 28, 1996.

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

NOTE 4--NET INCOME PER COMMON SHARE
Income per share is computed using the weighted average shares of common stock and dilutive Common Stock equivalents (options) outstanding during the respective periods. Stock options in the aggregate reduce earnings per share by less than three percent in all periods presented; therefore, diluted per share amounts are not disclosed.
In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculations of earnings per share and fully diluted earnings per share is not expected to be material.

NOTE 5--LONG-TERM DEBT
In June 1997, the Company entered into an agreement to amend its Revolving Credit/Term Loan Agreement and prepaid $800,000 reducing the balance owed to $10,000,000. The amendment converts the debt from a five year term loan, payable in equal quarterly installments, to a $10,000,000 revolving line of credit expiring five years from the date of the Agreement. Interest is payable quarterly on the outstanding balance at the lower of the bank's prime rate less .25 percent or LIBOR plus .60 percent.

Synalloy Corporation

Management's Discussion And Analysis Of The Financial Condition And Results Of Operations

The following is management's discussion of certain significant factors that affected the Company during the quarter ended June 28, 1997.

Consolidated sales were $31,205,000 for the quarter and $62,108,000 year-to-date reflecting 2 and 9 percent decreases, respectively, compared to the same periods one year ago. Consolidated net income decreased 35 percent to $1,386,000 for the quarter, or $.20 per share, and decreased 52 percent to $2,397,000 year-to-date, or $.34 per share, compared to the same periods one year ago. The declines resulted primarily from Metals Segment's piping systems and process equipment, which produced $.14 and $.24 per share less net income for the quarter and year-to-date, respectively. However, net income for the quarter was up 37 percent on a one percent increase in sales compared to the previous quarter. Management considers this sequential improvement as an important indication that earnings are back in an uptrend after the depressed results experienced in recent quarters.

Chemicals Segment sales were $14,156,000 for the quarter and $28,511,000 year-to-date reflecting 40 and 34 percent increases, respectively, compared to the same periods one year ago. Operating income increased 21 percent to $1,066,000 for the quarter and increased 24 percent to $2,543,000 year-to-date, compared to the same periods one year ago. The improvement resulted primarily from Manufacturers Chemicals, L.P. which was acquired in October 1996. Excluding the acquired business, sales were up six and three percent and operating income was essentially unchanged for the quarter and year-to-date, respectively, before an $82,000 write-off in the quarter of abandoned equipment. Chemical specialties, bolstered by the acquisition, contributed 40 and 43 percent of sales for the quarter and year-to date, respectively, and a substantially greater percent of operating income. Textile dyes continued to be a very difficult business and are likely to remain so for the foreseeable future. On the other hand, specialties continue to perform well and afford the opportunity for long-term growth.

Metals Segment sales were $17,049,000 for the quarter and $33,597,000 year-to-date reflecting 21 and 29 percent decreases, respectively, compared to the same periods one year ago. Operating income decreased 46 percent to $1,593,000 for the quarter and 69 percent to $2,182,000 year-to-date, compared to the same periods one year ago. The second quarter produced strong unit volume growth, up 16 percent compared to the second quarter of 1996. Pipe unit volume was especially strong, up 34 percent while piping systems and process equipment were only about half of their year earlier levels. Dollar sales were down because of lower sales prices and the shift in product mix. The disappointing results from piping systems and process equipment were exacerbated by customer delays in certain production schedules and $115,000 expensed for the start-up costs of a carbon pipe fabrication shop. These products should produce much better results in the second half since backlog is at a good level, up 84 percent from a year earlier.

 Many chemical companies and other process industry businesses will only let suppliers that produce both stainless and carbon piping systems quote on their requirements. By opening a carbon piping shop, the Company expects to significantly expand its customer base for its traditional line of stainless steel piping systems as well as generate profit from the new carbon piping products.

Selling and administrative expense for the quarter was up approximately six percent from the same quarter last year, and totaled eight percent of consolidated sales compared to last year's seven percent. The increase reflects adding selling and administrative costs from Manufacturers Chemical, offset by lower profit-based incentives.

Cash flows from operations totaled $6,225,000 during the first six months compared to $7,692,000 generated during the same period one year ago. The decrease reflects the reduction of net income experienced in the first six months of 1997 compared to the same period in 1996. The Company used part of the cash flows to pay $2,000,000 of long-term debt and $1,155,000 of notes payable to an employee related to the acquisition of Manufacturers Chemicals. The Company expects that available cash and existing lines of credit will be sufficient to meet normal operating requirements, including capital expenditures and payment of dividends over the near term.


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

A. The Annual Meeting of Shareholders was held April 30, 1997 at the offices of the Company.

B.  The following individuals were elected as directors at the
Annual Meeting:
                     							Votes For		      Votes Withheld
1.  James G. Lane, Jr.	     6,147,330	             30,597
2.  Sibyl N. Fishburn	      6,139,536	     	       38,391
3.  Richard E. Ingram	      6,141,880	     	       36,047
4.  Glenn R. Oxner		        6,146,880	     	       31,047
5.  Carroll D. Vinson	      6,146,880	     	       31,047

C. Ernst & Young LLP, independent certified accountants, were selected as independent auditors for the fiscal year ending
January 3, 1998 by a vote of 6,138,627 for, 11,779 against and 27,521 abstentions.

Item  5.		Other Information

		None

Item  6.		Exhibits And Reports On Form 8-K

		The following exhibits are included herein:

		None

The Company did not file any reports on Form 8-K during the three months ended June 28, 1997.

Synalloy Corporation


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


								SYNALLOY CORPORATION
									(Registrant)



Date: 		August 8, 1997			         /s/    James G. Lane, Jr.
							                          James G. Lane, Jr., Chairman and
								                         Chief Executive Officer



Date: 	 August 8, 1997			         /s/    Gregory M. Bowie
							                           Gregory M. Bowie
							                           Vice President, Finance