Form 10-Q
period 1997-09-27
SYNALLOY CORP
filed 1997-11-07
CIK 95953

FORM 10-Q

Securities and Exchange Commission
Washington, D. C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

 _____X____   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
              For the quarter ended September 27, 1997

OR

 __________   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _____________ to ______________

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.
                                                  Number of Shares Outstanding
       Title of Class                               As of September 27, 1997
Common Stock, $1.00 Par Value                                6,971,834

Synalloy Corporation

Index



PART I. 	FINANCIAL INFORMATION


Item  1. 	Financial Statements (unaudited)

		Condensed consolidated balance sheets - September 27, 1997 and
December 28, 1996

Condensed consolidated statements of income - Three and nine months ended September 27, 1997 and September 28, 1996

Condensed consolidated statements of cash flows - Nine months ended September 27, 1997 and September 28, 1996

Notes to condensed consolidated financial statements -
September 27, 1997

Management's Discussion and Analysis of Financial Condition and
Results of Operations


PART II.	OTHER INFORMATION

Item  1.		Legal Proceedings

Item  2.		Changes in Securities

Item  3.		Defaults upon Senior Securities

Item  4.		Submission of Matters to a Vote of Security Holders

Item  5.		Other Information

Item  6.		Exhibits and Reports on Form 8-K

PART 1. FINANCIAL STATEMENTS

Synalloy Corporation
Condensed Consolidated Balance Sheets
                                                  Mar 29, 1997   Dec 28, 1996
                                                   (Unaudited)      (Note)
Assets
Current assets
Cash and cash equivalents                          $    83,905    $   115,828
Accounts receivable, less allowance
   for doubtful accounts                            18,562,794     17,253,534
Inventories
   Raw materials                                     8,952,402      8,357,884
   Work-in-process                                   5,479,696      5,112,695
   Finished goods                                   13,454,378     16,384,891
Total inventories                                   27,886,476     29,855,470

Deferred income taxes                                  130,000        130,000
Prepaid expenses and other current assets              630,760        278,276
Total current assets                                47,293,935     47,633,108

Cash value of life insurance                         1,792,301      1,733,801
Investment                                             329,117        329,117
Property, plant & equipment, net of accumulated
   depreciation of $27,440,000 and $26,128,000      23,303,521     23,627,889
Deferred charges and other assets                    3,077,402      3,265,211

Total assets                                       $75,796,276    $76,589,126

Liabilities and Shareholders' Equity
Current liabilities
Notes payable                                      $   420,000    $ 1,500,000
Accounts payable                                     8,464,653      6,252,449
Income taxes                                           572,300        332,507
Accrued expenses                                     2,103,466      2,492,660
Current portion of environmental reserves              359,294        359,294
Current portion of long-term debt                      200,000      1,400,000
Notes payable to an employee                                        1,154,805
Total current liabilities                           12,119,713     13,491,715

Long-term debt, less current portion                10,400,000     11,200,000
Environmental reserves                                 992,876      1,300,100
Deferred compensation                                1,304,778      1,299,176
Deferred income taxes                                1,024,000      1,024,000
Contingencies

Shareholders' equity
   Common stock, par value $1 per share -
       authorized and issued 8,000,000 shares        8,000,000      8,000,000
   Capital in excess of par value                       31,616         81,746
   Retained earnings                                51,133,100     49,074,919
   Less cost of Common Stock in treasury            (9,209,807)    (8,882,530)
Total shareholders' equity                          49,954,909     48,274,135

Total liabilities and shareholders' equity         $75,796,276    $76,589,126

Note: The balance sheet at December 28, 1996 has been derived from the audited financial statements at that date. See accompanying notes to condensed consolidated financial statements

Synalloy Corporation
Condensed Consolidated Statements of Income
(Unaudited)                  Three Months Ended        Nine Months Ended
                         Sep 27,1997  Sep 28,1996  Sep 27,1997  Sep 28,1996

Net sales                $31,370,635  $29,404,951  $93,478,935  $97,800,372

Cost of sales             26,495,268   25,346,054   79,525,161   80,484,383

Gross profit               4,875,367    4,058,897   13,953,774   17,315,989

Selling, general and
 administrative expense    2,335,679    2,059,383    7,285,166    6,954,749

Operating income           2,539,688    1,999,514    6,668,608   10,361,240

Other (income) and
 expense
  Interest expense           169,102      217,021      582,129      629,416
  Other, net                 (16,655)       6,409       (6,843)      16,921

Income before taxes        2,387,241    1,776,084    6,093,322    9,714,903

Provision for income tax     844,000      533,000    2,153,000    3,431,000

Net income               $ 1,543,241  $ 1,243,084  $ 3,940,322  $ 6,283,903

Net income
 per common share               $.22         $.18         $.56         $.89

Dividends paid
 per common share               $.09         $.09         $.27         $.25

Average shares
 outstanding               7,029,464    7,015,948    7,026,335    7,068,940

See accompanying notes to condensed consolidated financial statements

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)                                             Nine Months Ended
                                                   Sep 27, 1997   Sep 28, 1996
Operating activities
  Net income                                       $ 3,940,322    $ 6,283,903
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation expense                           2,372,488      2,023,587
      Amortization of deferred charges                 188,303         90,326
      Deferred compensation                              5,602            248
      Deferred income taxes                                  0              0
      Provision for losses on accounts receivable         (162)      (168,600)
      Loss on sale of property, plant and equipment    114,215         37,063
      Cash value of life insurance                     (58,500)       (56,550)
      Environmental reserves                          (307,224)      (362,605)
      Changes in operating assets and liabilities:
        Accounts receivable                         (1,309,098)     3,637,001
        Inventories                                  1,968,994      4,935,379
        Other assets                                  (357,905)    (1,092,343)
        Accounts payable and accrued expenses        1,823,010       (449,175)
        Income taxes payable                           239,793        (86,769)

Net cash provided by operating activities            8,619,838     14,791,465

Investing activities
  Purchases of property, plant and equipment        (2,171,785)    (3,164,964)
  Proceeds from sale of property, plant
    and equipment                                        9,450         56,071
  Proceeds from notes receivable                         4,927          4,460

Net cash (used in) investing activities             (2,157,408)    (3,104,433)

Financing activities
  Proceeds from revolving lines of credit           13,330,000     40,526,000
  Payments on revolving lines of credit            (14,410,000)   (45,206,000)
  Principal payments on long-term debt              (2,000,000)       (57,692)
  Payment of notes payable to employee              (1,154,805)
  Proceeds from exercised stock options                 61,956        234,008
  Purchases of treasury stock                         (439,364)    (5,623,609)
  Dividends paid                                    (1,882,140)    (1,757,763)

Net cash (used in) financing activities             (6,494,353)   (11,885,056)

(Decrease) in cash and cash equivalents                (31,923)      (198,024)

Cash and cash equivalents at beginning of year         115,828        267,061

Cash and cash equivalents at end of period         $    83,905    $    69,037

See accompanying notes to condensed consolidated financial statements

Synalloy Corporation
Notes To Condensed Consolidated Financial Statements - (Unaudited) September 27, 1997

NOTE 1--BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 27, 1997, are not necessarily indicative of the results that may be expected for the year ending January 3, 1998. For comparative purposes, certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended December 28, 1996.

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

Synalloy Corporation

Management's Discussion And Analysis Of The Financial
Condition And Results Of Operations


The following is management's discussion of certain significant factors that affected the Company during the quarter ended September 27, 1997.

Consolidated sales were $31,371,000 for the quarter and $93,479,000 year-to-date reflecting a seven percent increase and four percent decrease, respectively, compared to the same periods one year ago. Consolidated net income increased 24 percent to $1,543,000 for the quarter, or $.22 per share, and decreased 37 percent to $3,940,000 year-to-date, or $.56 per share, compared to the same periods one year ago. The gains for the quarter came from the Chemicals Segment, which showed significant improvement, while the Metals Segment had lower results. Improvement was also shown sequentially with sales up modestly and net income up 11 percent compared to the previous quarter.

Chemicals Segment sales were $12,790,000 for the quarter and $41,301,000 year-to-date reflecting 41 and 36 percent increases, respectively, compared to the same periods one year ago. Operating income increased 172 percent to $888,000 for the quarter and increased 45 percent to $3,431,000 year-to-date, compared to the same periods one year ago. Much of the improvement resulted from Manufacturers Chemicals, L.P., which was acquired in October 1996. However, excluding the acquired business, sales were up six and four percent and operating income was up 106 and 13 percent for the quarter and year-to-date, respectively, because of better performance from textile dyes. Textile dye markets improved from the extremely weak conditions of a year earlier. Profit margins benefited from the increased demand and cost cutting initiatives including overseas sourcing of certain dyes formerly manufactured at higher costs. Chemical specialties, bolstered by the acquisition, contributed 40 and 42 percent of sales for the quarter and year-to-date, respectively, and an even greater percentage of operating income. The Company believes these products provide good opportunity for future growth.

Metals Segment sales were $18,581,000 for the quarter and $52,178,000 year-to-date reflecting nine and 23 percent decreases, respectively, compared to the same periods one year ago. Operating income decreased five percent to $1,884,000 for the quarter and 55 percent to $4,066,000 year-to-date, compared to the same periods one year ago. Dollar sales were down because of lower sales prices. However, unit volume growth actually increased two percent in the third quarter compared to the third quarter of 1996. Operating income declined by a smaller percentage benefiting from higher profit margins from stainless pipe partially offset by lower margins in piping systems.
Operations showed good improvement on a sequential basis with third quarter sales up nine percent and operating income up 18 percent compared to the previous quarter. Prices for the Metals Segment's principal product, stainless steel pipe, continue to be intensely competitive. The Company announced an eight percent price increase in April of this year, about half of which held in the market for a while. However, prices have now eroded back to the lowest levels that existed before that attempted increase. Sales to distributors weakened in September, probably because of the price erosion, although end use demand seems to be holding up well.

Synalloy Corporation

Management's Discussion And Analysis Of The Financial
Condition And Results Of Operations - Continued


Selling and administrative expense for the quarter and year to date were up 13 and five percent from the same periods last year, and totaled eight percent of consolidated sales compared to last year's seven percent for both the quarter and year to date. The increases reflect adding selling and administrative costs from Manufacturers Chemical, offset by lower profit-based incentives.

Cash flows from operations totaled $8,620,000 during the first nine months compared to $14,791,000 generated during the same period one year ago. The decrease reflects the planned reduction of inventories that occurred in the third quarter of 1996 and the decrease in net income experienced in the first nine months of 1997 compared to the same period in 1996. The Company used part of the cash flows generated in 1997 to pay $2,000,000 of long-term debt and $1,155,000 of notes payable to an employee related to the acquisition of Manufacturers Chemicals. The Company expects that available cash and existing lines of credit will be sufficient to meet normal operating requirements, including capital expenditures and payment of dividends over the near term.

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

			The following exhibits are included herein:

			None

The Company did not file any reports on Form 8-K during the three months ended September 27, 1997

Synalloy Corporation




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               								SYNALLOY CORPORATION
									                  (Registrant)



Date:		November 7, 1997			    /s/    James G. Lane, Jr.
                           							   James G. Lane, Jr., Chairman and
						      	                        Chief Executive Officer



Date:		November 7, 1997			    /s/    Gregory M. Bowie
                      							        Gregory M. Bowie
						                               Vice President, Finance