Form 10-Q/A
period 1997-09-27
SYNALLOY CORP
filed 1997-11-12
CIK 95953

FORM 10-Q/A

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

PART 1. FINANCIAL STATEMENTS

Synalloy Corporation
Condensed Consolidated Balance Sheets
                                                  Sep 27, 1997   Dec 28, 1996
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


               								SYNALLOY CORPORATION
									                  (Registrant)



Date:		November 12, 1997			    /s/    James G. Lane, Jr.
                           							   James G. Lane, Jr., Chairman and
						      	                        Chief Executive Officer



Date:		November 12, 1997			    /s/    Gregory M. Bowie
                      							        Gregory M. Bowie
						                               Vice President, Finance