Form 10-K
period 1998-01-03
SYNALLOY CORP
filed 1998-03-27
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                   Form 10-K
            X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                  THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED JANUARY 3, 1998

                                     OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NUMBER 0-19687

                             SYNALLOY CORPORATION
            (Exact name of registrant as specified in its charter)

             Delaware                                   57-0426694
(State or other jurisdiction of incorporation        (I.R.S. Employer
          or organization)                            Identification No.)

Croft Industrial Park, P.O. Box 5627, Spartanburg, South Carolina 29304
(Address of principal executive offices)                       (Zip Code)

    Registrant's telephone number, including area code: (864) 585-3605

Securities registered pursuant to Section 12(b)      Name of each exchange
of the Act:                                          on which registered:
    None                                         Nasdaq National Market System
Title of Class

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing price of February 27, 1998, the aggregate market value of common stock held by non-affiliates of the registrant was $95.4 million.

The number of common shares outstanding of the registrant's common stock as of February 27, 1998 was 6,813,929.

Documents Incorporated By Reference

Portions of the proxy statement for the annual shareholders' meeting are incorporated by reference into Part III.

PART I

ITEM 1: BUSINESS

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

In 1997 Bristol began producing carbon piping systems from pipe purchased outside since Bristol does not manufacture carbon pipe. The Company entered the carbon pipe fabrication business in order to provide customers this additional product and to enhance the stainless fabrication business by quoting inquiries that require both types of piping systems.

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

BU produces dyes in both liquid and powder form, and pigments primarily as a specially formulated paste. Dyes fix themselves to textile fibers by a particular reaction or penetration into the yarn fiber, whereas pigments are normally applied as a surface coating during a printing operation. Dyeing of textile fabrics in solid colors is primarily accomplished by the use of dyes. Pigment colors are uniquely suitable for printing of multi-colored patterns. Raw materials used to manufacture dyes and pigments consist chiefly of organic intermediates and inorganic chemicals which are purchased from manufacturers in the United States, Europe and Asia. Currently, raw materials are readily available and management does not anticipate any difficulty in obtaining adequate sup-plies.

In the mid 1980s, management decided to better utilize its excellent reputation for sales and technical service by expanding its efforts to sell reactive dyes. These dyes are used for coloring cotton and rayon. The Company purchases finished and crude products that are either sold as is, or converted to liquid form for the convenience of customers. These dyes represented about 26 percent of the Chemicals Segment's sales in 1997. The Company has a distributorship agreement expiring December 31, 1998 with the company supplying about 90 percent of these products. The supplier has been the principal source of these products since 1985. Although the Company believes that this supplier will continue to be a source of these products in the future, there is no assurance of this. Loss of this supplier would have a materially adverse short-term effect on the Company's sales and net income. However, management believes that if the agreement with this supplier is not continued in the future, other suppliers could be found to replace most of the products.

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

On November 25, 1996, with an effective date of October 26, 1996, the Company purchased Manufacturers Chemicals Corporation and a related Company. On December 27, 1996, the Company merged and transferred all of Manufacturers Chemicals' operations into a limited partnership. MC produces defoamers, surfactants, dye assists, softening agents, polymers and specialty lubricants for the textile, paper, chemical and metals industries. The Company also manufactures chelating agents and water treatment chemicals. Manufacturing capabilities include a wide range of chemical reactions and mixing and blending applications. MC's products are sold to direct users in a variety of manufacturing areas, directly to other chemical companies in the form of intermediates or as finished products for resale, and as contract manufacturing where the customer provides formula specifications and, in some cases, raw materials. The addition of MC complements the existing specialty chemicals area expanding its capacity and capabilities. The Company believes MC will help achieve its goal of growing specialty chemicals making this area a larger contributor to sales and profits of the Chemical Segment.
The Chemical Segment maintains eight laboratories for applied research and quality control which are staffed by approximately 37 employees.

Sales and Distribution

Metals Segment--The Metals Segment utilizes separate sales organizations for its different product groups. Stainless steel pipe is sold nationwide under the Brismet trade name through authorized stocking distributors with over 200 warehouse locations throughout the country. In addition, large quantity orders are shipped directly from Bristol's plant to end-user customers. Producing sales and providing service to the distributors and end-user customers are two outside sales employees, five independent manufacturers' representatives, the manager of inside sales and five inside sales employees. The President also spends about 50 percent of his time in sales related matters.

Piping systems are sold nationwide under the Bristol Piping Systems trade name by four outside sales employees and a part-time consultant who is a Bristol retiree. They are under the direction of the Vice President in charge of piping systems who spends over half of his time in sales and service to customers. Specialty process equipment manufactured by Whiting Metals is sold by one outside sales employee and two manufacturers' representatives under the direction of Whiting's President who devotes significant time to sales. Piping systems and process equipment are marketed to engineering firms and construction companies or directly to project owners. Orders are normally received as a result of competitive bids submitted in response to inquiries and bid proposals.

Chemicals Segment--Seven full-time outside sales employees and two manufacturers' representatives market dyes and pigments to the textile industry nationwide. In addition, both the President and the product manager of BU devote a substantial part of their time to sales. Specialty chemicals are sold directly to various industries nationwide by four full-time outside sales employees, five manufacturers' representatives and one part-time consultant. In addition, the President, product manager and another employee of MC and BU's Vice President of Research and Development devote a substantial part of their time to sales.

Competition

Metals Segment--Welded stainless steel pipe is the largest sales volume product of the Metals Segment. Although information is not publicly available regarding the sales of most other producers of this product, management believes that the Company is the largest domestic producer of such pipe. This commodity product is highly competitive with eleven known domestic producers and imports from many different countries. The largest sales volume among the specialized products comes from fabricating light-wall stainless piping systems. Management believes the Company is the largest producer of such systems. With respect to specialty stainless process equipment, the Company has an insignificant market share on a national basis and has numerous competitors some of which may have substantially more resources than does the Company.

Chemicals Segment--About seven percent of the dye and pigment sales represent niche products for which the Company is the only producer. Another approximately 20 percent of these sales represent products of which the Company is an important producer with an estimated 10 to 20 percent market share. The Company has five percent or less of the market for the remainder of its dye products. The Company is the sole producer of certain specialty chemicals manufactured for other companies under processing agreements. However, the Company's sales of specialty products are insignificant compared to the overall market for specialty chemicals. The market for most of the products is highly competitive and many competitors have substantially greater resources than does the Company.

Environmental Matters

Environmental expenditures that relate to an existing condition caused by past operations and that do not contribute to future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or cleanups are probable and the costs of these assessments and/or cleanups can be reasonably estimated. See Note H for further discussion.

Research and Development Activities

The Company spent approximately $833,000 in 1997, $778,000 in 1996 and $743,000 in 1995 on research and development programs in its Chemical Segment. Thirteen individuals, 12 of whom are graduate chemists, are engaged primarily in research and development of new products and processes, the improvement of existing products and processes, and the development of new applications for existing products.

Seasonal Nature of The Business

Many textile plants shut down for vacations in the first or second week of July. This contributes to a seasonal pattern that normally results in lower third quarter sales of dyes and pigments when compared to the first and second quarters. In addition, for the past several years the fourth quarter has produced less sales of these products than the third quarter. The annual requirements of certain specialty chemicals are produced over a period of a few months as requested by the customers. Accordingly, the sales of these products may vary significantly from one quarter to another. The addition of MC has made quarterly sales of specialties more consistent. However, in total, sales and net income in any given quarter may not be representative of other quarters.

Backlogs

The Chemical Segment operates primarily on the basis of delivering products soon after orders are received. Accordingly, backlogs are not a factor in this business. The same applies to commodity pipe sales in the Metals Segment. However, backlogs are important in the piping systems and process equipment products because they are produced only after orders are received, generally as the result of competitive bidding. Order backlogs for these products were $10,600,000, $13,100,000 and $10,400,000 at the 1997, 1996 and 1995 respective year ends.

Employee Relations

As of January 3, 1998, the Company had 663 employees. The Company considers relations with employees to be satisfactory. The number of employees of the Company represented by unions at the Bristol, Tennessee facility is 310. They are represented by two locals affiliated with the AFL-CIO and one local affiliated with the Teamsters. Contracts will expire in February 1999, December 1999 and March 2000.

ITEM 2: PROPERTIES

The Company operates the major plants and facilities described herein, all of which are well maintained and in good condition. All facilities throughout the Company are properly insured. The buildings are of various types of construction including brick, steel, concrete, concrete block and sheet metal. All have adequate transportation facilities for both raw materials and finished products. Except as noted, the Company owns all of these plants and facilities.


     Location           Principal Operations           Building    Land Acres
Spartanburg, SC   Corporate headquarters; Chemical      211,000      60.90
                  manufacturing and warehouse
                  facilities
Augusta, GA       Chemical Manufacturing                 52,500      46.00
Bristol, TN (1)   Manufacturing of stainless steel      236,000      73.08
                  pipe and stainless steel and
                  carbon piping systems
Camden, SC        Manufacturing of stainless steel       16,300      12.26
Cleveland, TN     Chemical Manufacturing                 90,000       7.50

(1) Includes one plant which the Company leases on a two-year lease, expiring April 1999, and the main plant of Bristol.


ITEM 3: LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note N.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Company had 1,491 common shareholders of record at January 3, 1998. The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol SYNC. Future dividend payments are dependent on earnings, capital requirements and financial conditions. In addition, dividend payment levels are subject to certain loan agreement limitations (Note G). The prices shown below are the last reported sales prices on The Nasdaq National Market System.

	             1997				             1996

    			         Dividends				             Dividends
Quarter High     Low      Paid    High      Low       Paid
   1    18 3/4   15 1/4   $.09    21 1/4    14 3/4    $.08
   2    18 3/8   13 3/4    .09    20 3/4    14 3/4     .08
   3    18 3/4   14 3/4    .09    17 1/4    12         .09
   4    17 1/2   14 3/8    .10    17 1/2    14 1/2     .09

ITEM 6: SELECTED FINANCIAL DATA

Selected Financial Data

(Dollars in thousands except for
    per share data)                       1997      1996       1995     1994      1993
Operations
    Net sales                           $126,741  $126,844  $147,298  $114,519  $103,409
    Gross profit                          19,715    21,108    35,323    20,056    16,043
    Selling, general and
      administrative expense               9,972     9,086    11,089     8,337     7,556
    Environmental remediation costs                       -        -     2,351       291
    Operating income                       9,744    12,022    24,234     9,368     8,196
    Net income                             5,841     7,686    14,521     5,718     4,825

Financial Position
    Total assets                          73,383    76,589    80,226    62,432    55,771
    Working capital                       35,499    34,141    41,098    28,919    26,279
    Long-term debt, less current portion  10,200    11,200    12,619     7,911     8,226
    Shareholders' equity                  50,042    48,274    48,363    36,889    32,815

Financial Ratios
    Current ratio                          4.7:1     3.5:1     3.6:1     3.0:1     3.0:1
    Gross profit to net sales                 16%       17%       24%       18%      16%
    Long-term debt to capital                 17%       19%       21%       18%      20%
    Return on average assets                   8%       10%       20%       10%       9%
    Return on average equity                  12%       16%       34%       16%      16%

Per Share Data
    Net income - diluted                    $ .83   $ 1.09    $ 1.98    $  .78   $  .66
    Dividends declared and paid               .37      .34       .29       .25      .23
    Book value                               7.27     6.92      6.71      5.12     4.58

Other Data
    Depreciation and amortization           3,485    2,700     2,316     1,969    1,737
    Capital expenditures                    2,854    3,833     6,455     4,214    3,262
    Employees at year end                     663      585       568       528      533
    Shareholders of record at year end      1,491    1,581     1,666     1,740    1,869
    Average shares outstanding - diluted    7,007    7,058     7,352     7,354    7,346

Stock Price
    Price range of Common Stock
    High                                  18  3/4   21 1/4    26 1/4    13 1/2    20 3/8
    Low                                   13  3/4       12    11 7/8     9 3/8     9
    Close                                 15 3/16   16 1/4    21 1/8    11 7/8     9 1/2


All share and per share information throughout this report has been restated to reflect three-for-two splits of the Company's common stock on June 12, 1995 and September 21, 1992.


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The current ratio at 1997 year end was 4.7:1 up from the previous year end ratios of 3.5:1 and 3.6:1 in 1996 and 1995, respectively. Working capital increased $1,358,000 to $35,499,000. Cash flows from operations of $13,230,000 were derived primarily from earnings and depreciation, plus reductions in accounts receivable and inventory totaling $4,449,000. The cash flows were used to repay notes payable and long-term debt totaling $4,855,000, make capital expenditures of $2,854,000, purchase 105,000 shares of the Company's Common Stock for $1,589,000, and pay dividends of $2,576,000. The Company expects that cash flows from 1998 operations and available borrowings will be sufficient to make long-term debt and dividend payments, and fund estimated capital expenditures of $5,000,000 and normal operating requirements.

Results of Operations

Metals Segment--The following table summarizes operating results and backlogs for the three years indicated. Reference should be made to Note Q.


Results of Operation

Metals Segment

                                1997               1996               1995

(Amounts in thousands)     Amount      %      Amount      %      Amount      %
Net sales                $71,192   100.0    $85,027   100.0    $99,455   100.0
Cost of goods sold        61,340    86.2     70,790    83.3     73,032    73.5
                         -------  -------   -------  -------   -------  -------
Gross profit               9,852    13.8     14,237    16.7     26,423    26.5
Selling and
administrative expense     4,218     5.9      4,540     5.3      6,004     6.0
                         -------  -------   -------  -------   -------  -------
Operating income         $ 5,634     7.9    $ 9,697    11.4    $20,419    20.5

Year-end backlogs
Piping systems and
process equipment        $10,600            $13,100            $10,400


Comparison of 1997 and 1996

Sales and operating income declined 17 and 43 percent, respectively, from 1996. These percentages as well as others in this report are after giving effect to the extra production days from having 53 weeks included in the 1997 fiscal year. The dollar decline in sales for 1997 was the result of an 18 percent decrease in average selling prices verses 1996. Unit volume was actually up slightly in 1997. After experiencing an unprecedented surge in pipe prices during 1995, the trend reversed and prices declined precipitously
in 1996 back to levels existing before the price increases.   A primary factor
contributing to the decline in prices was the pricing trends of flat rolled stainless steel, the raw material from which pipe is made. Pipe prices are closely tied to the cost of flat rolled stainless steel, which experienced similar pricing fluctuations over the past three years.

The bulk of the decrease in operating income occurred in the first quarter of the year when market dynamics were completely different from the first quarter of 1996. During the first quarter of 1996, the price declines in stainless steel pipe prices had just begun and profits were still good. By the first quarter of 1997, prices were down 28 percent from a year earlier and profits were at extremely low levels. Exacerbating the big decline in first quarter 1997 profits from stainless pipe was a loss from piping systems and process equipment compared to good profitability in the first quarter of 1996. The loss from these products was primarily due to low production levels caused by customer stretch-outs in delivery dates.

Lower profit-based incentives accounted for the decline in selling and administrative expenses.

Comparison of 1996 and 1995

Sales and operating income declined 15 and 53 percent, respectively, from the record levels achieved in 1995. Lower prices accounted for the sales decline since unit volume was essentially unchanged. After experiencing an unprece-dented surge in pipe prices during the first three quarters of 1995, the trend reversed and prices declined precipitously in 1996 back to levels existing before the price increases. Two factors caused the unusual swings in prices. First was the pricing trends of flat-rolled stainless steel which are closely tied to the cost of flat-rolled stainless steel which experienced similar price fluctuations during 1995 and 1996. The second factor was an industry-wide accumulation of inventories in 1995 followed by liquidation of
inventories during 1996.   The industry accumulated significant levels of
inventory during 1995 in response to rising prices. However, the rapid reversal of prices left the industry with excessive inventories that negatively impacted demand and prices during 1996 as the inventories were reduced to more normal levels by year end. Despite a decline in industry-wide shipments, the Company was able to generate a four percent increase in pipe unit volume sales indicating the continuation of market share gains the Company has experienced over the past seven years.
The rapid decline in sales prices experienced in 1996 had a severe impact on operating income. As flat-rolled stainless steel costs fell, the average cost of inventories sold was significantly higher than the average cost of replace-ment inventories, which also negatively impacted profitability. This was a reversal of conditions that existed in 1995 when significant profits were gen-erated from rapidly rising prices and the sale of inventories with a lower average cost than the average cost to replace those inventories. In addition, production was reduced during 1996 to facilitate the liquidation of inventories creating negative manufacturing variances that reduced profit margins. The opposite result was experienced in 1995 as inventories were built and the increased volume produced lower unit production costs, improving profitability.

Lower profit-based incentives and sales commissions accounted for the decline in selling and administrative expenses.

Chemicals Segment--The following table summarizes operating results for the three years indicated. Reference should be made to Note Q.

                              1997               1996             1995
(Amounts in thousands)   Amount     %       Amount     %       Amount     %
Net sales               $55,549   100.0    $41,817   100.0    $47,843   100.0
Cost of goods sold       45,686    82.2     34,946    83.6     38,943    81.4
                        ------- -------    ------- -------    ------- -------
Gross profit              9,863    17.8      6,871    16.4      8,900    18.6

Selling and adminis-
  trative expense         4,643     8.4      3,183     7.6      3,218     6.7
                        ------- -------    ------- -------    ------- -------
Operating income        $ 5,220     9.4    $ 3,688     8.8    $ 5,682    11.9


Comparison of 1997 to 1996

Sales and operating income increased 31 and 40 percent, respectively, aided by the acquisition of MC. The prolonged decline in textile dyes and pigments sales ended in the first quarter of 1997 with each of the subsequent quarters showing improvement over the prior year quarter. The increased sales in these three quarters of about 10 percent led to a five percent increase for the year. The improvement resulted from increases in unit volumes in several of the product groups offset somewhat by falling prices from competitive pressure experienced throughout all of the textile dyes and pigments product lines.
The acquisition of MC propelled specialty chemicals to 44 percent of total Chemicals Segment sales for 1997. Specialty chemicals sales, without MC's sales for 1997, increased insignificantly over last year.

Essentially all of the growth in the Chemical Segment's operating income was produced by specialty chemicals, as profits from textile dyes and pigments experienced only a moderate gain. The competitive pressure on selling prices continued to impair profitability throughout 1997 in textile dyes and pigments. The significant increase in specialty chemicals profits came from increased volume from projects, creating improved manufacturing variances that resulted in better profit margins, and the addition of MC.

Selling and administrative expenses increased 44 percent from including expenses of MC for a full year in 1997 versus two months in 1996, and from additional selling expenses related to the addition of a BU product manager in November of 1996.

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

Selling and administrative expenses declined slightly as lower profit-based incentives and sales commissions more than offset the selling and administra-tive costs of MC after the acquisition.

Unallocated Income and Expense

Reference should be made to Note Q for the schedule of these items.

Comparison of 1997 and 1996

The decrease in corporate expenses resulted from lower profit-based incen-tives. Interest expense declined from reduced borrowings under the line of credit with a bank and a $2,000,000 reduction in long-term debt paid in June 1997.

Comparison of 1996 and 1995

The decrease in corporate expenses resulted from lower profit-based incen-tives. Interest expense declined from reduced borrowings under the line of credit with a bank. In October 1996 the Company sold 39.4 percent of its investment in Ta Chen, a stainless steel pipe manufacturing company, for a gain of $666,000 which is included with other income.

Current Conditions and Outlook

Metals Segment operating income in the fourth quarter surged upward 119 percent to $1,568,000 from the depressed year earlier level when rapidly decreasing sales prices led to significant inventory losses. Sales were up 3 percent to $19,014,000 with much higher volume in piping systems and process equipment offsetting lower sales of stainless pipe. This change in product mix resulted in higher average selling prices which more than offset an 8 percent decline in overall unit volumes. Pipe unit volume sales were down about 15 percent compared to both the fourth quarter of last year and this year's third quarter. Management believes the decline was primarily the result of distributors' desire to reduce inventories in an environment of weak prices. The continued downward trend in material costs and selling prices coupled with the decrease in pipe unit volume experienced in the fourth quarter of 1997, make the outlook for the Metals Segment uncertain. The backlog for piping systems and process equipment was $10,600,000 at year end compared to 1996 and 1995 year end amounts of $13,100,000 and $10,400,000, respectively.

The Chemicals Segment performed well in the fourth quarter with operating income up 30 percent to $1,789,000 on an 18 percent increase in sales to $14,248,000. The sales increase resulted from an additional month's sales in 1997 from MC, as well as increases in both textile dyes and pigments and chem-ical specialties. Profits from dyes and pigments increased modestly while chemical specialties provided the bulk of the income growth. Over the past two years, the Company has successfully reduced costs of certain dyes which makes these products more competitive. As a result there has been an increase in unit volumes for these dyes. However, there continues to be significant competitive pressure on dyes and pigments prices and overall demand continues to be weak. The addition of MC has enhanced sales and earnings of the specialty chemicals area as the Company is continuing to focus on expanding these products. Several specialty chemicals products have operated at a high level of production over the past two years, but because of the uncertainty of customer scheduling of these products, it is difficult to predict future production levels and their impact on quarterly earnings.

Safe Harbor Statement under the Private Securities Litigation Reform Act of
1995

The statements contained in this Annual Report on Form 10-K that are not his-torical facts may be forward looking statements. The forward looking statements are subject to certain risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of their dates. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions, the impact of competitive products and pricing, product demand and acceptance risks, raw material and other increased costs, customer delays or difficulties in the production of products, and other risks detailed from time to time in Synalloy's Securities and Exchange Commission filings. Synalloy Corporation assumes no obligation to update the information included in this Annual Report on Form 10-K.

Year 2000 Compliance

The Company has assessed the potential impact of the year 2000 on its key financial, operations and information systems. Management does not believe that the Company will encounter significant systems problems related to the year 2000. The financial impact of making required systems changes is not expected to be material to the Company's financial position, results of opera-tions or cash flows. Management expects that system changes for year 2000 com-pliance will be completed during fiscal 1998.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements, related notes, report of man-agement and report of the independent auditors follow on subsequent pages of this report.


Consolidated Statements of Income

January 3, 1998, December 28, 1996 and December 30, 1995

                                       1997           1996           1995
                                      ------         ------         ------
Net sales                         $126,740,641   $126,843,835   $147,298,348

Cost of sales                      107,025,237    105,736,099    111,975,698
                                  ------------   ------------   ------------

Gross profit                        19,715,404     21,107,736     35,322,650

Selling, general and
  administrative expense             9,971,869      9,085,923     11,088,914
                                  ------------   ------------   ------------

Operating income                     9,743,535     12,021,813     24,233,736

Other (income) and expense
  Gain on sale of investment                         (665,718)
  Interest expense                     741,340        838,963        911,555
  Other, net                           (28,565)       (20,533)        27,660
                                  ------------   ------------   ------------
Income before taxes                  9,030,760     11,869,101     23,294,521

Provision for income taxes           3,190,000      4,183,000      8,774,000
                                  ------------   ------------   ------------

Net income                        $  5,840,760   $  7,686,101   $ 14,520,521
                                  ============   ============   ============
Net income per common share
  Basic                                 $ 0.84         $ 1.10         $ 2.01
                                        ======         ======         ======
  Diluted                               $ 0.83         $ 1.09         $ 1.98
                                        ======         ======         ======

See accompanying notes to financial statements.





















Consolidated Balance Sheets

January 3, 1998, December 28, 1996 and December 30, 1995

                                            1997         1996         1995
                                           ------       ------       ------
Assets

Current assets

Cash and cash equivalents              $ 1,602,543  $   115,828  $   267,061

Accounts receivable, less allowance
  for doubtful accounts of $219,000,
  $208,000 and $356,000, respectively   15,201,783   17,253,534   17,616,246

Inventories
   Raw materials                         7,368,212    8,357,884   10,574,040
   Work-in-process                       4,791,379    5,112,695    6,095,136
   Finished goods                       15,287,431   16,384,891   21,860,833
                                       -----------  -----------  -----------
     Total inventories                  27,447,022   29,855,470   38,530,009

Deferred income taxes  (Note L)            177,000      130,000      218,000

Prepaid expenses and other
  current assets                           633,709      278,276      119,592
                                       -----------  -----------  -----------

Total current assets                    45,062,057   47,633,108   56,750,908


Cash value of life insurance             1,842,384    1,733,801    1,632,029

Investment (Note B)                        329,117      329,117      543,100

Property, plant and
  equipment, net (Note C)               23,112,324   23,627,889   20,341,645

Deferred charges, net and
  other assets  (Note D)                 3,037,470    3,265,211      957,891
                                       -----------  -----------  -----------


Total assets                           $73,383,352  $76,589,126  $80,225,573
                                       ===========  ===========  ===========















Consolidated Balance Sheets

January 3, 1998, December 28, 1996 and December 30, 1995

                                            1997         1996         1995
                                           ------       ------       ------
Liabilities and Shareholders' Equity

Current liabilities

Notes payable  (Note E)                $         -  $ 1,500,000  $ 4,740,000
Accounts payable                         5,544,789    6,252,449    4,833,405
Income taxes                               310,992      332,507      233,977
Accrued expenses  (Note F)               3,018,850    2,492,660    5,082,212
Current portion of environmental
  reserves  (Note H)                       487,980      359,294      486,521
Current portion of long-term
  debt  (Note G)                           200,000    1,400,000      276,923
Notes payable to an employee (Note P)                 1,154,805
                                       -----------  -----------  -----------

Total current liabilities                9,562,611   13,491,715   15,653,038


Long-term debt, less current
  portion  (Note G)                     10,200,000   11,200,000   12,619,231

Environmental reserves  (Note H)           782,700    1,300,100    1,702,800

Deferred compensation  (Note I)          1,323,388    1,299,176    1,267,353

Deferred income taxes  (Note L)          1,473,000    1,024,000      620,000

Contingencies  (Notes H and N)

Shareholders' equity (Notes G, J, & K)
   Common stock, par value $1 per
     share - authorized and
     issued 8,000,000 shares             8,000,000    8,000,000    8,000,000
   Capital in excess of par value           33,475       81,746      417,030
   Retained earnings                    52,339,857   49,074,919   43,774,332
                                       -----------  -----------  -----------
                                        60,373,332   57,156,665   52,191,362
   Less cost of Common Stock in
     treasury: 1,114,179, 1,024,983
     and 789,749 shares, respectively   10,331,679    8,882,530    3,828,211
                                       -----------  -----------  -----------
Total shareholders' equity              50,041,653   48,274,135   48,363,151
                                       -----------  -----------  -----------
Total liabilities and
  shareholders' equity                 $73,383,352  $76,589,126  $80,225,573
                                       ===========  ===========  ===========

See accompanying notes to financial statements.



Consolidated Statements of Shareholders' Equity


                                          Capital in                 Cost of Common
                                         Excess of Par    Retained       Stock in
                            Common Stock     Value        Earnings       Treasury      Total
                            ------------ -------------  -----------  -------------- -----------
Balance at December 31, 1994 $ 6,000,000  $ 6,931,064   $31,373,461   $(7,415,283)  $36,889,242

Net income                                               14,520,521                  14,520,521
Retirement of treasury share    (666,667)  (3,893,016)                  4,559,683
Three-for-two stock split      2,666,667   (2,666,667)
Stock options exercised                      (183,264)                    296,721       113,457
Contributions to 401(k)/ESOP                  228,913                     103,230       332,143
Purchase of Common Stock
  for treasury                                                         (1,372,562)   (1,372,562)
Cash dividends - $.29 per
  share                                                  (2,119,650)                 (2,119,650)
                             -----------  -----------   -----------   -----------   -----------
Balance at December 30, 1995   8,000,000      417,030    43,774,332    (3,828,211)   48,363,151

Net income                                                7,686,101                   7,686,101
Stock options exercised                      (335,284)                    569,292       234,008
Purchase of Common Stock
  for treasury                                                         (5,623,611)   (5,623,611)
Cash dividends - $.34 per
  share                                                  (2,385,514)                 (2,385,514)
                             -----------  -----------   -----------   -----------   -----------
Balance at December 28, 1996   8,000,000       81,746    49,074,919    (8,882,530)   48,274,135

Net income                                                5,840,760                   5,840,760
Stock options exercised                       (48,271)                    139,479        91,208
Purchase of Common Stock
  for treasury                                                         (1,588,628)   (1,588,628)
Cash dividends - $.37 per
  share                                                  (2,575,822)                 (2,575,822)
                             -----------  -----------   -----------   -----------   -----------
Balance at January 3, 1998   $ 8,000,000  $    33,475   $52,339,857  $(10,331,679)  $50,041,653
                             ===========  ===========   ===========  ============   ===========

See accompanying notes to financial statements.



Consolidated Statements of Cash Flows

January 3, 1998, December 28, 1996 and December 30, 1995

                                         1997           1996           1995
                                        ------         ------         ------
Operating activities
Net income                          $ 5,840,760    $ 7,686,101    $14,520,521
Adjustments to reconcile net
    income to net cash provided
    by operating activities:
 Depreciation expense                 3,221,069      2,547,986      2,220,198
 Amortization of deferred charges       263,791        151,615         95,772
 Deferred compensation                   24,212         31,823        713,117
 Deferred income taxes                  402,000        492,000        539,000
 Provision for losses on accounts
    receivable                           11,067       (197,920)       175,239
 Loss on sale of property, plant
    and equipment                       117,586        146,022         23,245
 Cash value of life insurance          (108,583)      (101,772)       (96,898)
 Environmental reserves                (388,714)      (529,927)      (349,679)
 Gain on sale of investment                   -       (665,718)             -
 Changes in operating assets
    and liabilities:
  Accounts receivable                 2,040,684      2,276,838     (3,032,638)
  Inventories                         2,408,448      9,923,875    (10,553,555)
  Other assets                         (398,998)      (658,864)      (334,874)
  Accounts payable and
    accrued expenses                   (181,470)    (2,313,165)     1,323,372
  Income taxes payable                  (21,515)        91,338       (214,390)
                                    -----------    -----------    -----------
Net cash provided by
    operating activities             13,230,337     18,880,232      5,028,430

Investing activities
 Purchases of property, plant
    and equipment                    (2,853,799)    (3,832,899)    (6,454,565)
 Proceeds from sale of property,
    plant and equipment                  30,709         94,975        109,061
 Proceeds from sale of investment             -        826,248              -
 Acquisition, net of cash and
    note payable  (Note P)                    -     (4,093,807)             -
 Proceeds from notes receivable           7,515          6,804          6,158
                                    -----------    -----------    -----------
Net cash (used in)
    investing activities             (2,815,575)    (6,998,679)    (6,339,346)

Financing activities
 Proceeds from revolving lines
    of credit                        13,145,000     45,707,000     69,255,231
 Payments on revolving lines
    of credit                       (14,645,000)   (48,947,000)   (68,970,231)
 Principal payments on
    long-term debt                   (2,200,000)    (1,017,669)      (349,038)
 Payment of notes payable to
    an employee                      (1,154,805)             -              -
 Additions to long-term debt                  -              -      5,000,000
 Proceeds from exercised
    stock options                        91,208        234,008        113,457
 Purchases of treasury stock         (1,588,628)    (5,623,611)    (1,372,562)
 Dividends paid                      (2,575,822)    (2,385,514)    (2,119,650)
                                    -----------    -----------    -----------
Net cash (used in) provided by
    financing activities             (8,928,047)   (12,032,786)     1,557,207
                                    -----------    -----------    -----------
Increase (Decrease) in cash
    and cash equivalents              1,486,715       (151,233)       246,291

Cash and cash equivalents at
    beginning of year                   115,828        267,061         20,770
                                    -----------    -----------    -----------
Cash and cash equivalents at
    end of period                   $ 1,602,543    $   115,828    $   267,061
                                    ===========    ===========    ===========



See accompanying notes to financial statements.


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

Accounting Period. The Company's fiscal year is the 52- or 53-week period end-ing the Saturday nearest to December 31. Fiscal year 1997 ended on January 3, 1998 and included 53 weeks. Fiscal years 1996 and 1995 ended on December 28, 1996 and December 30, 1995, respectively and each included 52 weeks.
Revenue Recognition. Revenue from product sales is recognized at the time own-ership of goods transfers to the customer and the earnings process is complete.

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

Net Income Per Common Share. In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to the previously reported primary earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

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

Research and Development Expense. The Company incurred research and development expense of approximately $833,000, $778,000 and $743,000 in the 1997, 1996 and 1995 fiscal years, respectively.

Fair Value of Financial Instruments. The carrying amounts reported in the bal-ance sheet for cash and cash equivalents, cash surrender value of life insur-ance and borrowings under the Company's short-term line of credit and long-term debt approximate their fair values. The Company has an investment in a company incorporated in the Republic of China with a carrying amount of $329,000. The fair value of the investment as quoted on the Taiwanese stock exchange at January 3, 1998 was $1,057,000. The company registered its securities on the Taiwanese Stock Exchange in October 1996 and a portion of the Company's investment was sold. Newly registered securities, including the remaining securities owned by the Company, carry a two-year restriction before they can be publicly traded (see Note B).

Stock Options. The Company accounts for and will continue to account for stock options under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." See Note K.

NOTE B: INVESTMENT IN TA CHEN STAINLESS PIPE COMPANY

In October 1996 the Company sold 39.4 percent of its investment in Ta Chen for a pretax gain of $665,718. Ta Chen is a stainless steel pipe manufacturing company, incorporated in the Republic of China, that has been operating since 1987. The Company continues to hold a 1.6 percent ownership interest which is being reflected on the cost method of accounting due to restrictions on trad-ing.

NOTE C: PROPERTY, PLANT AND EQUIPMENT


Property, plant and equipment consist of the following:

                             1997          1996          1995
Land                    $   299,043   $   299,043   $   246,544
Land improvements         1,006,675       965,469       689,228
Buildings                12,103,534    11,613,857     7,770,891
Machinery, fixtures
  and equipment          36,876,635    36,506,944    29,138,132
Construction-in-
  progress                  614,620       370,996     4,446,919
                         ----------    ----------    ----------
                         50,900,507    49,756,309    42,291,714
Less accumulated
  depreciation           27,788,183    26,128,420    21,950,069
                         ----------    ----------    ----------
                        $23,112,324   $23,627,889   $20,341,645


NOTE D: DEFERRED CHARGES


Deferred charges consist of the following:

                             1997          1996          1995
Intangibles arising
  from acquisitions       $2,758,965    $2,758,965   $   793,406
Software license
  agreements                 448,935       448,935       642,716
Debt expense                 117,116       132,645       153,808
                          ----------    ----------   -----------
                           3,325,016     3,340,545     1,589,930
Less accumulated
  amortization               803,359       565,263       645,387
                          ----------    ----------   -----------
                          $2,521,657    $2,775,282   $   944,543

NOTE E: NOTES PAYABLE

The Company has available a line of credit totaling $9,000,000, of which none was outstanding at year end. The line expires on July 1, 1998 and bears inter-est at the bank's overnight cost of funds plus .75 percent (6.65 percent at January 3, 1998). The line has no compensating balance requirement. Borrowings under the line of credit are subject to the deed of trust and security agree-ment outlined in Note G. Average short-term borrowings outstanding during fis-cal 1997, 1996 and 1995 were $261,000, $2,099,000 and $3,900,000 with weighted average interest rates of 6.11 percent, 6.11 percent and 7.14 percent, respec-tively.

NOTE F: ACCRUED EXPENSES


Accrued expenses consist of the following:

                              1997          1996          1995
Salaries, wages
  and commissions         $  895,526    $1,477,986    $3,692,824
Taxes, other than
  income taxes               361,040       259,452       220,926
Insurance                    213,465       273,792       536,730
Pension                      158,063       198,272       193,747
Customer advances            887,498        20,144       195,950
Other accrued items          503,258       263,014       242,035
                          ----------    ----------    ----------
                          $3,018,850    $2,492,660    $5,082,212

NOTE G: LONG-TERM DEBT


Long-term debt consists of the following:

                                   1997          1996          1995
Variable percentage
(weekly tax exempt
interest rate)
Economic Development
Revenue Bond payable
in annual installments
of $200,000 through
November 1, 1999.
Interest is paid
quarterly.                      $   400,000   $   600,000   $   800,000

Unsecured commercial
note payable with
interest payable on
the dates and at
rates provided by
credit agreement,
as amended                       10,000,000    12,000,000    12,000,000

Other                                                            96,154
                                -----------   -----------   -----------
                                 10,400,000    12,600,000    12,896,154
Less current portion                200,000     1,400,000       276,923
                                -----------   -----------   -----------
                                $10,200,000   $11,200,000   $12,619,231


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

On July 31, 1997, the Company entered into an agreement to amend the Revolving Credit/Term Loan Agreement and prepaid $800,000, reducing the balance owed to $10,000,000. The amendment converts the debt from a five-year term loan, pay-able in equal quarterly installments, to a $10,000,000 revolving line of credit expiring five years from the date of the Agreement. Interest is payable quarterly on the outstanding balance at the lower of the bank's prime rate less .25 percent or LIBOR plus .60 percent. The rate at January 3, 1998 was
6.518 percent.

Borrowings are subject to the maintenance of certain financial ratios and cer-tain other restrictive covenants including limiting the paying of cash divi-dends to 50 percent of the net profits of the next preceding year. The Company made interest payments of $764,000 in 1997, $958,000 in 1996 and $988,000 in
1995. Interest expense of approximately $116,000, and $125,000 was capitalized in 1996 and 1995, respectively. The approximate aggregate amount of all long-term debt maturities for the next five years is as follows: 1998 - $200,000; and 1999 - $200,000; and 2002 - $10,000,000.

NOTE H: ENVIRONMENTAL COMPLIANCE COSTS

At January 3, 1998, the Company has accrued $1,271,000 in remediation costs which, in management's best estimate, will satisfy anticipated costs of known remediation requirements as outlined below. Expenditures related to costs cur-rently accrued are not discounted to their present values and are expected to be made over the next five to seven years. As a result of the evolving nature of the environmental regulations, the difficulty in estimating the extent and remedy of environmental contamination, and the availability and application of technology, the estimated costs for future environmental compliance and reme-diation are subject to uncertainties and it is not possible to predict the amount or timing of future costs of environmental matters which may subse-quently be determined. Subject to the difficulty in estimating future environ-mental costs, the Company believes that the likelihood of material losses in excess of the amounts recorded is remote.

Prior to 1987, the Company treated hazardous waste at its chemical facilities. Testing of the groundwater in the areas of the treatment impoundments at these facilities disclosed the presence of certain contaminants. In addition, sev-eral solid waste management units ("SWMUs") at the plant sites have been iden-tified. During the latter part of 1994, the Company completed a reevaluation of its remediation plans including RCRA Facility Investigations which have been submitted for regulatory approval. As a result, the Company recorded a special charge of $2,243,000 in the fourth quarter of 1994 to accrue for estimated future remedial, cleanup and monitoring costs of which $1,145,000 remains accrued at January 3, 1998.

The Company has identified and evaluated two SWMUs at its plant in Bristol, Tennessee that revealed residual groundwater contamination. At January 1, 1994, $253,000 was accrued to cover the estimated costs of completing these evaluations. In 1994 the Company submitted a Permit Application for Post Clo-sure Care to the TDEC outlining a plan to address the areas identified, and received the Permit in the fourth quarter of 1994. Additional costs of $63,000 were accrued in the fourth quarter of 1994 and $126,000 remains accrued at January 3, 1998 to provide for estimated future remedial, cleanup and monitoring costs as required by the Permit.

The Company has been designated, along with others, as a potentially responsi-ble party under the Comprehensive Environmental Response, Compensation, and Liability Act, or comparable state statutes, at three waste disposal sites. It is impossible to determine the ultimate costs related to these sites due to several factors such as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions which may be required, and the determination of the Company's liability in proportion to other responsible parties. However, in management's opinion, these environmental matters should not have a material adverse effect upon the consolidated results of operations or financial position of the Company.

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

NOTE I: DEFERRED COMPENSATION

In 1995, the Company entered into a deferred compensation agreement with an officer which allows the officer to defer all or a portion of any annual incentive payable to the officer. Amounts deferred are payable upon certain events including retirement, death or termination of the officer, or a change in control of the Company. Interest will accrue on amounts deferred, net of estimated income tax benefits deferred by the Company until payments are made, at rates consistent with other invested retirement funds held by the Company in accordance with the agreement. No incentive was deferred in 1997 and 1996. At January 3, 1998, the amounts deferred totaled $774,000, including accrued interest earned in 1997 of $26,000.

The Company has deferred compensation agreements with certain former officers providing for payments for ten years in the event of pre-retirement death or the longer of ten years or life beginning at age 65. The present value of such vested future payments, $549,000 at January 3, 1998, has been accrued.

NOTE J: SHAREHOLDERS' RIGHTS

On March 24, 1989, the Board of Directors declared a dividend distribution of one right for each outstanding share to holders of record at the close of business on April 14, 1989. Each right entitles the registered holder thereof to purchase from the Company, under certain circumstances, 4/10 of a share of the Company's common stock at an initial exercise price of $6.67 per share. The total number of shares available under these rights is 2,754,328. The exercise price will be adjusted under certain circumstances. The rights will expire on March 26, 1999. The rights are not currently exercisable and trade together with the shares associated therewith. These rights, which may have a potentially dilutive effect, have also been excluded from the earnings per share computation as preconditions to the exercisability of such rights have not been satisfied.

NOTE K: STOCK OPTIONS

A summary of activity in the Company's stock option plans is as follows:


                       Weighted Average
                         Option Price    Outstanding  Available
At December 31, 1994      $ 8.34           189,705    112,000

Granted                   $22.25             4,000     (4,000)
Exercised                 $ 2.48           (48,500)
Effect of three-for-
  two stock split         $ 7.02            76,678     54,000
                         -------          --------    -------
At December 30, 1995      $ 7.02           221,883    162,000

Granted                   $18.88            21,000    (21,000)
Exercised                 $ 2.63           (88,875)
                          ------          --------   --------
At December 28, 1996      $11.17           154,008    141,000

Granted                   $15.13           100,500   (100,500)
Exercised                 $ 5.74           (15,900)
                          ------          --------   --------
At January 3, 1998        $13.20           238,608     40,500


The Company grants to non-employee directors, officers and key employees options to purchase common stock of the Company under three Plans adopted in 1983, 1988 and 1994. Options were granted through October 1, 1988 under the 1983 Plan and may be granted through January 28, 1998 under the 1988 Plan and April 29, 2004 under the 1994 Plan at a price not less than the fair value on the date of grant. Under the 1988 Plan, options may be exercised beginning one year after date of grant at a rate of 20 percent annually on a cumulative basis. Under the 1994 Non-Employee Directors' Plan, options may be exercised at the date of grant. At January 3, 1998, 102,108 shares of the options outstanding were fully exercisable. Exercise prices for options outstanding as of January 3, 1998 ranged from $1.56 to $18.88.

The Company has elected to apply the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," (APB No. 25) in the computation of compensation expense. Under APB No. 25's intrinsic value method, compensation expense is determined by computing the excess of the market price of the shares over the exercise price on the measurement date. For the Company's options, the intrinsic value on the measurement date (or grant date) is zero, and no compensation expense is recognized. Financial Accounting Standards Board No. 123 (FASB No. 123) requires the Company to disclose pro forma net income and income per share as if a fair value based accounting method had been used in the computation of compensation expense. The fair value of the options computed under FASB No. 123 would be recognized over the vesting period of the options. The fair value for the Company's options granted subsequent to December 31, 1994 was estimated at the time the options were granted using the Black Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rate of five percent; dividend yield of two percent; volatility factors of the expected market price of the Company's Common Shares of .0487, .507 and .507; and an expected life of the option of seven years. The weighted average fair value on the date of grant in 1997, 1996 and 1995 was $6.99, $8.97 and $7.05, respectively. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The following is the pro forma information for the years ended January 3, 1998, December 28, 1996 and December 30, 1995:


                           1997        1996         1995
Pro forma net income    $5,750,000  $7,664,000  $14,517,000
Pro forma diluted
  earnings per share          $.82       $1.09        $1.97


NOTE L: INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows at the respective year ends:


(Amount in thousands)                          1997       1996       1995
Deferred tax assets:
  Allowance for doubtful accounts            $    77     $   74     $  140
  Deferred compensation                          467        459        465
  Inventory capitalization                       194        198        248
  Accrued group insurance                         53         88        110
  Environmental reserves                         449        586        803
  Other                                           98         89
                                             -------    -------    -------
Total deferred tax assets                      1,338      1,494      1,766

Deferred tax liabilities:
  Tax over book depreciation                   2,216      1,942      1,710
  Prepaid expenses                               418        446        441
  Other                                                                 17
                                             -------    -------    -------
Total deferred tax liabilities                 2,634      2,388      2,168
                                             -------    -------    -------
Net deferred tax (liabilities) assets        $(1,296)    $ (894)    $ (402)


Significant components of the provision for income taxes attributable to continuing operations are as follows:


                                             1997       1996       1995
Current:
  Federal                                  $2,632     $3,483      $7,337
  State                                       156        208         898
                                          -------    -------     -------
Total current                               2,788      3,691       8,235

Deferred:
  Federal                                     379        463         480
  State                                        23         29          59
                                          -------    -------     -------
Total deferred                                402        492         539
                                          -------    -------     -------
Total                                      $3,190     $4,183      $8,774


The reconciliation of income tax attributable to continuing operations com-puted at the U. S. federal statutory tax rates to income tax expense is:


(Amount in thousands)                1997          1996             1995
                               Amount    %     Amount     %     Amount     %
Tax at U.S. Statutory rates    $3,070   34.0   $4,054    34.2   $8,153    35.0
State income taxes, net of
  federal tax benefit             119    1.3      156     1.3      629     2.7
Other, net                          1             (27)   (0.3)      (8)
                               ------ ------   ------  ------   ------  ------
Total                          $3,190   35.3   $4,183    35.2   $8,774    37.7


Income tax payments of approximately $2,756,000, $3,683,000 and $8,449,000 were made in 1997, 1996 and 1995, respectively.

NOTE M: BENEFIT PLANS

The Company has a 401(k) Employee Stock Ownership Plan covering all non-union employees. Employees may contribute to the Plan up to 20 percent of their sal-ary with a maximum of $9,500 for 1997. Contributions by the employees are invested in one or more funds at the direction of the employee; however, employee contributions cannot be invested in Company stock.

Contributions by the Company are made primarily in Synalloy stock. The Company contributes on behalf of each participant who is eligible a matching contribu-tion equal to a percentage which is determined each year by the Board of Directors. For 1997 the maximum was four percent. The matching contribution is allocated on June 30 and December 31 of each Plan year. Matching contributions of approximately $294,000, $233,000 and 229,000 were made for 1997, 1996 and
1995, respectively. The Company may also make a discretionary contribution, which shall be distributed to all eligible participants regardless of whether they contribute to the Plan. No discretionary contributions have been made to the Plan for 1997, 1996 or 1995.

The Company also contributes to union-sponsored retirement plans. Contribu-tions relating to these plans were approximately $428,000, $351,000 and $359,000 for the years ended January 3, 1998, December 28, 1996 and December 30, 1995, respectively.

NOTE N: CONTINGENCIES

The Company is from time to time subject to various claims, other possible legal actions for product liability and other damages, and other matters aris-ing out of the normal conduct of the Company's business. Management believes that based on present information, it is unlikely that liability, if any, exists that would have a materially adverse effect on the consolidated operat-ing results or financial position of the Company.

NOTE O: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                        1997         1996          1995
Numerator:
  Net income                         $5,840,760   $7,686,101   $14,520,521

Denominator:
  Denominator for basic earnings
    per share-weighted average
    shares                            6,959,628    7,004,249     7,215,947

  Effect of dilutive securities:
    Employee stock options               47,088       53,861       135,991
                                      ---------    ---------     ---------
  Denominator for diluted
    earnings per share                7,006,716    7,058,110     7,351,938

  Basic earnings per share                 $.84        $1.10         $2.01

  Diluted earnings per share               $.83        $1.09         $1.98


NOTE P: ACQUISITIONS

On November 25, 1996, the Company purchased the common stock of Manufacturers Chemicals Corporation and a related company with an effective date of October 26, 1996. Located in Cleveland, Tennessee, the company produces and sells sur-factants, defoamers, finishing agents and other specialty chemicals for the textile, paper, chemical and metals industries. Manufacturers Chemicals and the related company were acquired at a cost of $4,811,625, including certain acquisition costs related to the transaction, plus the assumption of a note to a former shareholder of $438,375, for a total purchase price of $5,250,000. The $4,811,625 was funded by cash from operations plus the issuance of a note payable to the former shareholder of $716,430. The two notes to the former shareholder, who became an employee of the Company at the acquisition date, bore interest at 6.25 percent and were paid along with interest of $13,842 on January 3, 1997.

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

NOTE Q: INDUSTRY SEGMENTS

Synalloy Corporation operates in two principal industry segments: metals and chemicals. The Chemicals Segment manufactures dyes, pigments and auxiliaries for the textile industry and a wide variety of specialty chemicals for the textile, chemical, paper, metals, petroleum and pharmaceutical industries. The Metals Segment manufactures welded stainless steel pipe and highly specialized products, most of which are custom-produced to individual orders, required for corrosive and high-purity processes used principally by the chemical, petro-chemical and pulp and paper industries. Products include piping systems, fit-tings, tanks, pressure vessels and a variety of other components.
Operating profit is total revenue less operating expenses, excluding interest expense and income taxes. Identifiable assets (all of which are in the United States) are those assets used in operations by each segment. Centralized data processing and accounting expenses are allocated to the Metals Segment and Chemicals Segment based upon estimates of their percentage of usage. Corporate assets consist principally of cash, certain investments, and property and equipment. No single customer or agency (domestic or foreign) accounted for more than ten percent of revenues in 1997, 1996 or 1995.

The Company has a distributorship agreement expiring December 31, 1998 with the company supplying about 90 percent of the products that produced over one-fourth of the Chemicals Segment's sales in 1997. The supplier has been the principal source of these products since 1985. Although the Company believes that this supplier will continue to be a source of these products in the future, there is no assurance of this. Loss of this supplier would have a materially adverse short-term effect on the Company's sales and net income. However, management believes that if the agreement with this supplier is not continued in the future, other suppliers could be found to replace most of the products.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement 131), which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements retroactively in 1998. Management has not completed its review of Statement 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's reported segments.


Segment information

(Amounts in thousands)                     1997        1996        1995
Net sales

   Metals                               $ 71,192    $ 85,027    $ 99,455

   Chemicals                              55,549      41,817      47,843
                                      ----------  ----------  ----------
Total net sales                         $126,741    $126,844    $147,298
                                      ==========  ==========  ==========

Operating income
   Metals                               $  5,634    $  9,697    $ 20,419
   Chemicals                               5,220       3,688       5,682
                                      ----------  ----------  ----------
                                          10,854      13,385      26,101

Less unallocated corporate expense         1,110       1,363       1,867
                                      ----------  ----------  ----------
Operating income                           9,744      12,022      24,234

Other expense, net                           713         153         939
                                      ----------  ----------  ----------
Income before taxes                     $  9,031    $ 11,869    $ 23,295
                                      ==========  ==========  ==========

Identifiable assets
   Metals                               $ 37,838    $ 41,172    $ 51,160
   Chemicals                              30,211      31,875      25,563
   Corporate                               5,334       3,542       3,503
                                      ----------  ----------  ----------
                                        $ 73,383    $ 76,589    $ 80,226
                                      ==========  ==========  ==========

Depreciation and amortization
   Metals                               $  1,504    $  1,331    $  1,131
   Chemicals                               1,807       1,188       1,039
   Corporate                                 174         181         146
                                      ----------  ----------  ----------
                                        $  3,485    $  2,700    $  2,316
                                      ==========  ==========  ==========

Capital expenditures
   Metals                               $  1,163    $  2,519    $  3,621
   Chemicals                               1,653       1,299       2,651
   Corporate                                  38          15         183
                                      ----------  ----------  ----------
                                        $  2,854    $  3,833    $  6,455
                                      ==========  ==========  ==========


NOTE R: QUARTERLY RESULTS (UNAUDITED)

The following is a summary of quarterly operations for the years ended January 3, 1998, December 28, 1996 and December 30, 1995.


                                                           Net Income Per
                          Net       Gross       Net          Common Share
(Thousands except        Sales      Profit     Income      Diluted     Basic
  per share data)
 1997
     First Quarter      $30,903    $ 4,246     $1,011        $.14       $.14
     Second Quarter      31,205      4,832      1,386         .20        .20
     Third Quarter       31,371      4,875      1,543         .22        .22
     Fourth Quarter      33,262      5,762      1,901         .27        .28

 1996
     First Quarter      $36,659    $ 7,429     $2,922        $.41       $.41
     Second Quarter      31,737      5,828      2,119         .30        .30
     Third Quarter       29,405      4,059      1,243         .18        .18
     Fourth Quarter      29,043      3,792      1,402         .20        .20

 1995
     First Quarter      $34,576    $ 7,175     $2,762        $.38       $.38
     Second Quarter      41,381     10,799      4,613         .63        .64
     Third Quarter       37,858      9,464      3,915         .53        .54
     Fourth Quarter      33,483      7,885      3,231         .44        .45


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

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Synalloy Corporation

We have audited the accompanying consolidated balance sheets of Synalloy Corporation as of January 3, 1998, December 28, 1996 and December 30, 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended January 3, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of mate-rial misstatement. An audit includes examining, on a test basis, evidence sup-porting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement pre-sentation. We believe that our audits provide a reasonable basis for our opin-ion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synalloy Corporation at January 3, 1998, December 28, 1996 and December 30, 1995 and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 3, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young, LLP
Greenville, South Carolina
February 6, 1998

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINAN-CIAL DISCLOSURE

None

PART III

A definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to regulation 14A of the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended Janu-ary 3, 1998, is incorporated herein by reference.

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Such information as required by the Securities and Exchange Commission in Reg-ulation S-K is contained in the Company's definitive Proxy Statement in connection with its Annual Meeting to be held April 30, 1998.

ITEM 11: EXECUTIVE COMPENSATION

The information with respect to executive compensation and transactions is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information with respect to security ownership of certain beneficial owners and management is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a. The following documents are filed as a part of this report:
   1. Financial Statements: The following consolidated financial statements of Synalloy Corporation are included in Item 8:

      Consolidated Statements of Income for the years ended
      January 3, 1998, December 28, 1996 and December 30, 1995

      Consolidated Balance Sheets at January 3, 1998,
      December 28, 1996 and December 30, 1995

      Consolidated Statements of Shareholders' Equity for the years ended January 3, 1998, December 28, 1996 and December 30, 1995

      Consolidated Statements of Cash Flows for the years ended
      January 3, 1998, December 28, 1996 and December 30, 1995

      Notes to Consolidated Financial Statements

   2. Financial Statements Schedules: The following consolidated financial statements schedule of Synalloy Corporation is included in Item 14(d).

      Schedule II - Valuation and Qualifying Accounts for the years ended January 3, 1998, December 28, 1996 and December 30, 1995

      All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

   3. Listing of Exhibits:

      Exhibit 22 - Subsidiaries of the Registrant

b. Reports on Form 8-K: There were no reports on Form 8-K filed during the fourth quarter of the 1997 fiscal year.

c. Exhibits: The response to this portion of Item 14 is submitted in a sepa-rate section of this report.

d. Financial Statements Schedules: The response to this portion of Item 14 is submitted as a separate section of this report.


SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

              Column A          Column B     Column C       Column D    Column E

                                Balance at    Charged to   Deductions  Balance
                                Beginning     Cost and     Describe    at End of
            Description         of Period     Expenses       (1)       Period
Year ended January 3, 1988
Deducted from asset account:
Allowance for doubtful accounts  $208,000   $  279,000     $268,000   $219,000

Year ended December 28, 1996
Deducted from asset account:
Allowance for doubtful accounts  $356,000   $  237,000(2)  $385,000   $208,000

Year ended December 30, 1995
Deducted from asset account:
Allowance for doubtful accounts  $181,000   $1,014,000     $839,000   $356,000

(1) Allowances, uncollected accounts and credit balances written off against reserve, net of recoveries.

(2) Includes $50,000 of allowance from the acquisition of Manufacturers Chemicals Corporation.


EXHIBIT 22: SUBSIDIARIES OF THE REGISTRANT

The Company has five wholly-owned subsidiaries. All subsidiaries are included in the Company's consolidated financial statements. The subsidiaries are as follows:

Synalloy Metals, Inc., formerly Bristol Metals, Inc., a Tennessee corporation Whiting Metals, Inc., a South Carolina corporation

Manufacturers Soap and Chemical Company, a Tennessee corporation

Metchem, Inc., a Delaware corporation

Synco International, Inc., a Virgin Islands corporation

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 	SYNALLOY CORPORATION
	                        Registrant

By /s/ Cheryl C. Carter                    March 27, 1998
Cheryl C. Carter                               Date
Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Regis-trant and in the capacities and on the date indicated.

By /s/ James G. Lane, Jr.                  March 27, 1998
James G. Lane, Jr.                             Date
Chief Executive Officer and
Chairman of the Board

By /s/ Gregory M. Bowie                    March 27, 1998
Gregory M. Bowie                               Date
Vice President, Finance

By /s/ Glenn R. Oxner                      March 27, 1998
Glenn R. Oxner                                 Date
Director

By /s/ Sibyl N. Fishburn                   March 27, 1998
Sibyl N. Fishburn                              Date
Director

By /s/ Carroll D. Vinson                   March 27, 1998
Carroll D. Vinson                              Date
Director

By /s/ Richard E. Ingram                   March 27, 1998
Richard E. Ingram                              Date
Director