Form 10-Q
period 1998-04-04
SYNALLOY CORP
filed 1998-05-08
CIK 95953

FORM 10-Q

                   Securities and Exchange Commission
                        Washington, D. C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
  (Mark One)

       X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarter ended April 4, 1998

OR

    _______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _________ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                             Yes X            No____

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.
                                                  Number of Shares Outstanding
        Title of Class                                As of April 4, 1998
Common Stock, $1.00 Par Value                               6,785,929
- 1 -


Synalloy Corporation

Index

PART I. 	FINANCIAL INFORMATION


Item  1. 	Financial Statements (unaudited)

Condensed consolidated balance sheets - April 4, 1998 and
January 3, 1998

Condensed consolidated statements of income - Three months ended
April 4, 1998 and March 29, 1997

Condensed consolidated statements of cash flows - Three months ended April 4, 1998 and March 29, 1997

Notes to condensed consolidated financial statements -
April 4, 1998

Management's Discussion and Analysis of Financial Condition and
Results of Operations


PART II.	OTHER INFORMATION

Item  1.		Legal Proceedings

Item  2.		Changes in Securities

Item  3.		Defaults upon Senior Securities

Item  4.		Submission of Matters to a Vote of Security Holders

Item  5.		Other Information

Item  6.		Exhibits and Reports on Form 8-K

- 2 -

PART 1. FINANCIAL STATEMENTS

Synalloy Corporation
Condensed Consolidated Balance Sheets
                                                   Apr 4, 1998    Jan 3, 1998
                                                   (Unaudited)      (Note)
                                                   -----------    -----------
Assets
Current assets
Cash and cash equivalents                          $   880,297    $ 1,602,543
Accounts receivable, less allowance
   for doubtful accounts                            17,345,226     15,201,783
Inventories
   Raw materials                                     8,970,022      7,368,212
   Work-in-process                                   3,918,354      4,791,379
   Finished goods                                   13,511,249     15,287,431
                                                    ----------     ----------
Total inventories                                   26,399,625     27,447,022

Deferred income taxes                                  177,000        177,000
Prepaid expenses and other current assets              640,692        633,709
                                                    ----------     ----------
Total current assets                                45,442,840     45,062,057

Cash value of life insurance                         1,862,274      1,842,384
Investment                                             329,117        329,117
Property, plant & equipment, net of accumulated
   depreciation of $28,651,000 and $27,788,000      22,904,456     23,112,324
Deferred charges and other assets                    2,972,814      3,037,470
                                                    ----------     ----------
Total assets                                       $73,511,501    $73,383,352
                                                    ==========     ==========
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable                                   $ 7,290,177    $ 5,544,789
Income taxes                                           681,541        310,992
Accrued expenses                                     2,698,886      3,018,850
Current portion of environmental reserves              487,980        487,980
Current portion of long-term debt                      200,000        200,000
                                                    ----------     ----------
Total current liabilities                           11,358,584      9,562,611

Long-term debt, less current portion                10,200,000     10,200,000
Environmental reserves                                 690,961        782,700
Deferred compensation                                1,322,968      1,323,388
Deferred income taxes                                1,473,000      1,473,000
Contingencies

Shareholders' equity
   Common stock, par value $1 per share -
       authorized and issued 8,000,000 shares        8,000,000      8,000,000
   Capital in excess of par value                        9,491         33,475
   Retained earnings                                52,252,356     52,339,857
   Less cost of Common Stock in treasury           (11,795,859)   (10,331,679)
                                                    ----------     ----------
Total shareholders' equity                          48,465,988     50,041,653
                                                    ----------     ----------
Total liabilities and shareholders' equity         $73,511,501    $73,383,352
                                                    ==========     ==========
Note: The balance sheet at January 3, 1998 has been derived from the audited financial statements at that date. See accompanying notes to condensed consolidated financial statements.

- 3 -

Synalloy Corporation
Condensed Consolidated Statements of Income

(Unaudited)                                            Three Months Ended
                                                   Apr 4, 1998    Mar 29, 1997
                                                   -----------    ------------
Net sales                                          $30,605,926    $30,903,356

Cost of sales                                       27,131,096     26,657,262
                                                    ----------     ----------

Gross profit                                         3,474,830      4,246,094

Selling, general and administrative expense          2,407,979      2,461,877
                                                    ----------     ----------

Operating income                                     1,066,851      1,784,217

Other (income) and expense
  Interest expense                                     166,515        213,127
  Other, net                                           (24,055)         6,738
                                                    ----------     ----------

Income before taxes                                    924,391      1,564,352

Provision for income taxes                             327,000        553,000
                                                    ----------     ----------

Net income                                         $   597,391    $ 1,011,352
                                                    ==========     ==========

Net income per common share
    Basic                                                 $.09           $.14
    Diluted                                               $.09           $.14


Dividends paid per common share                           $.10           $.09

Average shares outstanding
    Basic                                            6,836,474      6,976,856
    Diluted                                          6,868,700      7,023,250

See accompanying notes to condensed consolidated financial statements.

- 4 -

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows

(Unaudited)                                             Three Months Ended
                                                    Apr 4, 1998   Mar 29, 1997
                                                    -----------   ------------
Operating activities
  Net income                                        $  597,391     $1,011,352
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation expense                             853,993        798,916
      Amortization of deferred charges                  64,656         62,816
      Deferred compensation                               (420)        (2,175)
      Provision for losses on accounts receivable       34,744         14,990
      (Gain) loss on sale of property, plant
          and equipment                                   (233)        13,157
      Cash value of life insurance                     (19,890)       (19,500)
      Environmental reserves                           (91,739)      (114,179)
      Changes in operating assets and liabilities:
        Accounts receivable                         (2,178,187)    (1,513,981)
        Inventories                                  1,047,397      3,263,962
        Other assets                                    (6,983)      (645,124)
        Accounts payable and accrued expenses        1,425,424        232,004
        Income taxes payable                           370,549        462,020
                                                    ----------     ----------
Net cash provided by operating activities            2,096,702      3,564,258

Investing activities
  Purchases of property, plant and equipment          (646,125)      (739,603)
  Proceeds from sale of property, plant
      and equipment                                        233          2,200
  Proceeds from notes receivable                           -            1,810
                                                    ----------     ----------
Net cash used in investing activities                 (645,892)      (735,593)

Financing activities
  Proceeds from revolving lines of credit              152,000     12,210,000
  Payments on revolving lines of credit               (152,000)   (13,250,000)
  Payment of notes payable to employee                     -       (1,154,805)
  Proceeds from exercised stock options                  4,837         42,462
  Purchases of treasury stock                       (1,493,000)           -
  Dividends paid                                      (684,893)      (628,733)
                                                    ----------     ----------
Net cash used in financing activities               (2,173,056)    (2,781,076)
                                                    ----------     ----------
(Decrease) increase in cash and cash equivalents      (722,246)        47,589

Cash and cash equivalents at beginning of year       1,602,543        115,828
                                                    ----------     ----------
Cash and cash equivalents at end of period          $  880,297     $  163,417
                                                    ==========     ==========
See accompanying notes to condensed consolidated financial statements.

- 5 -


Synalloy Corporation
Notes To Condensed Consolidated Financial Statements
(Unaudited)

April 4, 1998

NOTE 1--BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 4, 1998, are not necessarily indicative of the results that may be expected for the year ending January 2, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended January 3, 1998.

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

NOTE 4--NET INCOME PER COMMON SHARE
Income per share is computed using the weighted average shares of common stock and dilutive Common Stock equivalents (options) outstanding during the respective periods. In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to the previously reported primary earnings per share. Earnings per share amounts for 1997 have been restated to conform to the Statement 128 requirements.

Synalloy Corporation

Management's Discussion And Analysis Of Financial Condition
And Results Of Operations

The following is management's discussion of certain significant factors that affected the Company during the quarter ended April 4, 1998. (Dollar amounts are in thousands except for per share data.)

                                                        Three Months Ended
                                                    Apr 4, 1998  Mar 27, 1997
                                                    -----------  ------------
      Net sales
         Metals Segment                               $ 17,426     $ 16,548
         Chemicals Segment                              13,180       14,355
                                                      --------     --------
                                                      $ 30,606     $ 30,903
                                                      ========     ========
      Operating income
         Metals Segment                               $    750     $    589
         Chemicals Segment                                 551        1,477
                                                      --------     --------
                                                         1,301        2,066
      Unallocated expenses
      Corporate                                            235          282
      Interest and debt expense,
         net of interest income                            142          220
                                                      --------     --------
      Income before income taxes                      $    924     $  1,564
                                                      ========     ========

Consolidated sales for the quarter were down slightly decreasing one percent compared to the same period one year ago. Consolidated net income declined 41 percent to $597 for the quarter, or $.09 per share, compared to the same period one year ago due to a decline in chemicals' profits.

Chemicals Segment sales declined eight percent in the first quarter. The decline resulted from lower sales of specialty chemicals produced for other companies under processing contracts. The annual requirements of these products are normally produced during a few months of a year, as scheduled by the customers. Accordingly, sales of these products can fluctuate greatly between quarters. Based on management's present expectations, the first quarter should represent the lowest level of quarterly sales from these products during 1998. Sales of dyes and pigments were essentially the same as a year earlier. Lower profit margins from fiber reactive dyes led to part of the decline in operating income. However, most of the decline resulted from the lower sales of specialty chemicals outlined above.

The Company is pursuing several new product initiatives in both textile dyes and specialty chemicals. Management is confident that they will provide sales and profit momentum for the future.

Metals Segment sales increased five percent in the first quarter while operating income improved 27 percent from the depressed levels of a year ago. The higher sales came from a change in product mix since overall unit volume was down two percent. In addition, the average selling price of the Company's principal product, stainless steel pipe, was four percent lower than it was a year earlier. The decrease in price and unit volume was offset by a shift in product mix to increased sales of higher priced piping systems and decreased sales of lower priced stainless pipe. The increase in operating income resulted from improvement in piping systems results. Pipe profits were about the same as the prior year.

Synalloy Corporation

Management's Discussion And Analysis Of Financial Condition
And Results Of Operations - Continued

The very low backlog of piping systems will lead to reduced sales from these products in the second quarter. However, the Company has outstanding quotes on an unusually high level of projects which makes management optimistic about the prospects for future business.

A flood of stainless steel imports has led to the paradox of prices being driven to a 25-year low while domestic demand is strong. Stainless steel pipe prices have moved down in tandem with the cost of stainless steel. Unfair trade cases have recently been filed that cover certain stainless products and industry sources indicate that cases covering additional stainless products are likely to be filed. This, coupled with the poor financial performance of the principal producers of stainless steel used to make pipe, makes management optimistic that prices will recover from the current 25-year low, although when this might happen is uncertain.

Selling and administrative expense for the quarter was down two percent from the same period last year, and totaled eight percent of consolidated sales equaling last year's eight percent.

Cash flows from operations totaled $2,097 during the first three months of 1998 compared to $3,564 generated during the same period one year ago. Although inventories declined $1,047 during the quarter, they declined $3,264 during the first quarter of 1997. This difference, along with the decline in net income compared to the first quarter of 1997, caused the reduction in cash flows. The Company used part of the cash flows generated in 1998 to purchase 103,000 shares of the Company's common stock for $1,493. The Company expects that available cash and existing lines of credit will be sufficient to meet normal operating requirements, including capital expenditures and payment of dividends over the near term.

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

       			The following exhibits are included herein:

       			None

          The Company did not file any reports on Form 8-K during the three months ended April 4, 1998

Synalloy Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


								SYNALLOY CORPORATION
									(Registrant)



Date:		May 9, 1998			    /s/    James G. Lane, Jr.
     							                    James G. Lane, Jr., Chairman and
					     		                    Chief Executive Officer



Date: 	May 9, 1998			    /s/    Gregory M. Bowie
								                        Gregory M. Bowie
							                         Vice President, Finance