Form 10-Q
period 1998-07-04
SYNALLOY CORP
filed 1998-08-07
CIK 95953

FORM 10-Q

                    	Securities and Exchange Commission
	                           Washington, D. C. 20549

               	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
	                 OF THE SECURITIES EXCHANGE ACT OF 1934
  (Mark One)

       X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
                          For the quarter ended July 4, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.
                                                  Number of Shares Outstanding
        Title of Class                                As of July 4, 1998
Common Stock, $1.00 Par Value                               6,785,929

Synalloy Corporation

Index



PART I. 	FINANCIAL INFORMATION


Item  1. 	Financial Statements (unaudited)

          		Condensed consolidated balance sheets - July 4, 1998 and
            January 3, 1998

            Condensed consolidated statements of income - Three and six months ended July 4, 1998 and June 28, 1997

            Condensed consolidated statements of cash flows - six months ended July 4, 1998 and June 28, 1997

          		Notes to condensed consolidated financial statements -
            July 4, 1998

		          Management's Discussion and Analysis of Financial Condition
            and Results of Operations


PART II.	OTHER INFORMATION

Item  1.		Legal Proceedings

Item  2.		Changes in Securities

Item  3.		Defaults upon Senior Securities

Item  4.		Submission of Matters to a Vote of Security Holders

Item  5.		Other Information

Item  6.		Exhibits and Reports on Form 8-K

PART 1. FINANCIAL STATEMENTS

Synalloy Corporation

Condensed Consolidated Balance Sheets

                                                   Jul 4, 1998    Jan 3, 1998
                                                   (Unaudited)      (Note)
Assets
Current assets
Cash and cash equivalents                          $ 4,662,666    $ 1,602,543
Accounts receivable, less allowance
   for doubtful accounts                            13,126,309     15,201,783
Inventories
   Raw materials                                     8,594,012      7,368,212
   Work-in-process                                   4,149,745      4,791,379
   Finished goods                                   13,143,611     15,287,431
                                                    ----------     ----------
Total inventories                                   25,887,368     27,447,022

Deferred income taxes                                  177,000        177,000
Prepaid expenses and other current assets              586,932        633,709
                                                    ----------     ----------
Total current assets                                44,440,275     45,062,057

Cash value of life insurance                         1,882,164      1,842,384
Investment                                             329,117        329,117
Property, plant & equipment, net of accumulated
   depreciation of $29,398,000 and $27,788,000      22,520,050     23,112,324
Deferred charges and other assets                    3,006,193      3,037,470
                                                    ----------     ----------
Total assets                                       $72,177,799    $73,383,352
                                                    ==========     ==========
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable                                   $ 7,267,745    $ 5,544,789
Income taxes                                            91,341        310,992
Accrued expenses                                     2,609,613      3,018,850
Current portion of environmental reserves              487,899        487,980
Current portion of long-term debt                      200,000        200,000
                                                    ----------     ----------
Total current liabilities                           10,656,598      9,562,611

Long-term debt, less current portion                10,200,000     10,200,000
Environmental reserves                                 615,621        782,700
Deferred compensation                                1,336,056      1,323,388
Deferred income taxes                                1,473,000      1,473,000
Contingencies

Shareholders' equity
   Common stock, par value $1 per share -
       authorized and issued 8,000,000 shares        8,000,000      8,000,000
   Capital in excess of par value                        9,491         33,475
   Retained earnings                                51,682,892     52,339,857
   Less cost of Common Stock in treasury           (11,795,859)   (10,331,679)
                                                    ----------     ----------
Total shareholders' equity                          47,896,524     50,041,653
                                                    ----------     ----------
Total liabilities and shareholders' equity         $72,177,799    $73,383,352
                                                    ==========     ==========

Note: The balance sheet at January 3, 1998 has been derived from the audited financial statements at that date. See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Income

(Unaudited)                 Three Months Ended          Six Months Ended
                        Jul 4, 1998   Jun 28, 1997  Jul 4, 1998   Jun 28, 1997
Net sales               $25,812,612   $31,204,944   $56,418,538   $62,108,300

Cost of sales            22,885,753    26,372,631    50,016,849    53,029,893
                         ----------    ----------    ----------    ----------
Gross profit              2,926,859     4,832,313     6,401,689     9,078,407

Selling, general and
 administrative expense   2,657,870     2,487,610     5,065,849     4,949,487
                         ----------    ----------    ----------    ----------
Operating income            268,989     2,344,703     1,335,840     4,128,920

Other (income) and
  expense
  Interest expense          163,170       199,900       329,685       413,027
  Other, net                (62,811)        3,074       (86,866)        9,812
                         ----------    ----------    ----------    ----------
Income before taxes         168,630     2,141,729     1,093,021     3,706,081

Provision for income tax     59,000       756,000       386,000     1,309,000
                         ----------    ----------    ----------    ----------
Net income              $   109,630   $ 1,385,729   $   707,021   $ 2,397,081
                         ==========    ==========    ==========    ==========
Net income per
  common share
    Basic                      $.02          $.20          $.10          $.34
                               ====          ====          ====          ====
    Diluted                    $.02          $.20          $.10          $.34
                               ====          ====          ====          ====

Dividends paid per
  common share                 $.10          $.09          $.19          $.18
                               ====          ====          ====          ====

Average shares
  outstanding
    Basic                 6,785,929     6,977,642     6,811,202     6,978,992

    Diluted               6,809,722     7,023,362     6,839,491     7,025,952


See accompanying notes to condensed consolidated financial statements.












                                      - 4 -

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows

(Unaudited)                                            Six Months Ended
                                                 Jul 4, 1998    Jun 28, 1997
Operating activities
  Net income                                     $   707,021    $ 2,397,081
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation expense                         1,678,438      1,593,832
      Amortization of deferred charges               129,785        125,855
      Deferred compensation                           12,668          7,777
      Deferred income taxes                              -              -
      Provision for losses on accounts
        receivables                             						99,044         33,443
      (Gain) loss on sale of property, plant
        and equipment                                   (233)        95,015
      Cash value of life insurance                   (39,780)       (39,000)
      Environmental reserves                        (167,160)      (213,097)
      Changes in operating assets and
        liabilities:
        Accounts receivable                        1,976,430     (1,020,529)
        Inventories                                1,559,654      2,983,233
        Other assets                                 (51,731)      (585,522)
        Accounts payable and accrued expenses      1,313,719        999,528
        Income taxes payable                        (219,651)      (152,557)
                                                  ----------     ----------
Net cash provided by operating activities          6,998,204      6,225,059

Investing activities
  Purchases of property, plant and equipment      (1,086,164)    (1,379,577)
  Proceeds from sale of property, plant and
    Equipment                                            233          9,450
  Proceeds from notes receivable                         -            3,665
                                                  ----------     ----------
Net cash used in investing activities             (1,085,931)    (1,366,462)

Financing activities
  Proceeds from revolving lines of credit            152,000     13,160,000
  Payments on revolving lines of credit             (152,000)   (13,310,000)
  Principal payments on long-term debt                   -       (2,000,000)
  Payment of notes payable to employee                   -       (1,154,805)
  Proceeds from exercised stock options                4,837         42,458
  Purchases of treasury stock                     (1,493,000)      (342,875)
  Dividends paid                                  (1,363,987)    (1,255,395)
                                                  ----------     ----------
Net cash used in financing activities             (2,852,150)    (4,860,617)
                                                  ----------     ----------
(Decrease) increase in cash and cash
  equivalents                             						   3,060,123         (2,020)

Cash and cash equivalents at beginning of year     1,602,543        115,828
                                                  ----------     ----------
Cash and cash equivalents at end of period       $ 4,662,666    $   113,808
                                                  ==========     ==========

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Notes To Condensed Consolidated Financial Statements
(Unaudited)

July 4, 1998

NOTE 1--BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended July 4, 1998, are not necessarily indicative of the results that may be expected for the year ending January 2, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended January 3, 1998.

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

NOTE 5-- OTHER MATTERS
On June 24, 1998, the Company entered into a letter of intent to acquire Organic-Pigments Corporation located in Greensboro, N. C. They manufacture aqueous pigment dispersions sold to the textile industry and used in printing inks for use on paper. The Company's available cash and existing lines of credit will fund the acquisition that is expected to close in the third quarter.

Synalloy Corporation

Management's Discussion and Analysis of Financial Condition
And Results of Operations


The following is management's discussion of certain significant factors that affected the Company during the quarter ended July 4, 1998. (Dollar amounts are in thousands except for per share data.)

                              Three Months Ended         Six Months Ended
                          Jul 4, 1998  Jun 28, 1997  Jul 4, 1998  Jun 28, 1997
Net sales
  Metals Segment            $13,673      $17,049       $31,099      $33,597
  Chemicals Segment          12,140       14,156        25,320       28,511
                            -------      -------       -------      -------
                             25,813       31,205        56,419       62,108
Operating income
  Metals Segment                290        1,593         1,040        2,182
  Chemicals Segment             201        1,066           752        2,543
                                ---        -----         -----        -----
                                491        2,659         1,792        4,725
Unallocated expenses
  Corporate                     221          315           456          597
  Interest and debt expense,
    net of interest income      101          202           243          422
                            -------      -------       -------      -------
Income before income taxes  $   169      $ 2,142       $ 1,093      $ 3,706
                            =======      =======       =======      =======

Consolidated sales for the quarter and year to date decreased 17 and nine percent, respectively, compared to the same periods one year ago. Consolidated net income declined 92 and 71 percent to $110 and $707 for the quarter and year to date, or $.02 and $.10 per share, respectively, compared to the same periods one year ago. Weaknesses in both of the Company's business segments led to lower sales and profits.

Chemicals Segment sales declined 14 and 11 percent in the quarter and year to date, respectively. After four quarters of higher textile dye and pigment sales on a year over year basis, the trend reversed in the second quarter when sales of these products were down 19 percent. This decline resulted from a marked slowdown in the domestic textile industry during the quarter. Non-dye specialties performed better with sales down 4 percent. The decline in operating income resulted primarily from the lower sales and an extremely competitive market for textile dyes. Also contributing to the decline was a $175 pre-tax expense for engineering and architectural fees related to design of a building, construction of which the Company has postponed indefinitely. The planned acquisition of Organic Pigments Corporation as well as other factors led to the change in plans. In spite of the poor second quarter results, management is optimistic about the long-term prospects. The Company recently entered a processing contract for the production of an agricultural chemical that has the potential of being the Company's biggest toll product. If the acquisition of Organic Pigments Corporation is completed as planned, it should strengthen the Company's pigment position and eliminate the negative volume variances for this product.

Metals Segment sales declined 20 and seven percent in the quarter and year to date, respectively. The sales decrease for the quarter resulted from an even larger percentage decline in unit volume of stainless pipe, partially offset by a shift in product mix to a larger proportion of higher-priced items.
After four years of strong unit volume demand for stainless pipe, inquiries during the second quarter unexpectedly weakened dramatically. This appears to be an industry-wide phenomenon, the duration of which management cannot predict. Second quarter sales prices of four-inch and smaller pipe, the sizes most impacted by imports, were 14 percent below a year earlier. Prices of

Synalloy Corporation

Management's Discussion and Analysis of Financial Condition
And Results of Operations - Continued


larger sizes were down more modestly. In spite of these extremely adverse conditions, the Company achieved operating profit margins of about six percent on stainless pipe sales. Piping systems and process equipment produced higher unit volumes in the second quarter although they were well below desirable levels. These combined operations suffered losses that offset much of the profit from stainless pipe. The backlog for these products at the end of the second quarter was far below normal. However, specific orders that the Company expects to receive shortly would reinstate the backlog to a more than adequate level.

Certain domestic producers of stainless steel have filed trade cases against eight companies in foreign countries. Preliminary findings on hot rolled strip, the principal raw material for stainless pipe, are due shortly. If duties are imposed as expected, domestic prices of these products should start to recover from their present 25-year lows. This would be a positive development for the Company's pipe business.

Selling and administrative expense for the quarter and year to date increased to 10 and nine percent of consolidated sales, respectively, compared to last year's eight percent. The increase is due to the $175 engineering expense referred to above along with the lower sales experienced in 1998. Removing the engineering expense, selling and administrative expense would be approximately equal to last year's totals for the second quarter and year to date.

Cash flows from operations totaled $6,998 during the first six months of 1998 compared to $6,225 generated during the same period one year ago. The increase in cash flows came from the favorable changes in accounts receivable, inventories and accounts payable totaling $4,850 in 1998, compared to the $2,962 favorable change in 1997. The increase was offset by the $1,690 decline in net income for the first six months compared to 1997. The Company used part of the cash flows generated in 1998 to purchase in the first quarter 103,000 shares of the Company's common stock for $1,493. The Company expects that available cash and existing lines of credit will be sufficient to meet normal operating requirements, including capital expenditures and payment of dividends over the near term.

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

PART II:  OTHER INFORMATION

Synalloy Corporation


Item  1.    Legal Proceedings
            None

Item  2.    Change In Securities
            None

Item  3.    Defaults Upon Senior Securities
            None

Item  4.    Submission Of Matters To A Vote Of Security Holders:

            A. The Annual Meeting of Shareholders was held April 30, 1998 at the offices of the Company.

            B. The following individuals were elected as directors at the
               Annual Meeting:
                                          Votes For         Votes Withheld
                 James G. Lane, Jr.       5,574,890            55,788
                 Sibyl N. Fishburn        5,506,732           123,946
                 Richard E. Ingram        5,518,196           112,482
                 Glenn R. Oxner           5,516,451           114,227
                 Carroll D. Vinson        5,517,358           113,320

            C. Ernst & Young LLP, independent certified accountants, were selected as independent auditors for the fiscal year ending January 2 1999 by a vote of 5,582,726 for, 25,535 against and 22,417 abstentions.

            D. The proposal to adopt the 1998 Long-Term Incentive Stock Plan was approved by a vote of 3,813,787 for, 326,311 against and 377,296 abstentions.

            E. Shareholders voted to amend the 1994 Non-Employees Directors
               Stock Option Plan by a vote of 3,841,771 for, 343,110 against and 380,270 abstentions.

Item  5.    Other Information
            None

Item  6.    Exhibits And Reports On Form 8-K

            The following exhibits are included herein:
            None

            The Company did not file any reports on Form 8-K during the three months ended July 4, 1998

Synalloy Corporation

	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


								SYNALLOY CORPORATION
									(Registrant)



Date:		August 7, 1998			    /s/    James G. Lane, Jr.
							James G. Lane, Jr., Chairman and
							    Chief Executive Officer



Date: 	August 7, 1998			    /s/    Gregory M. Bowie
								Gregory M. Bowie
							    Vice President, Finance