Form 10-Q
period 1998-10-03
SYNALLOY CORP
filed 1998-11-06
CIK 95953

FORM 10-Q

	                 Securities and Exchange Commission
	                      Washington, D. C. 20549

	             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
	              OF THE SECURITIES EXCHANGE ACT OF 1934
  (Mark One)

       X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarter ended October 3, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.
                                                  Number of Shares Outstanding
        Title of Class                                As of October 3, 1998
Common Stock, $1.00 Par Value                               6,725,629

Synalloy Corporation

Index



PART I. 	FINANCIAL INFORMATION


Item  1. 	Financial Statements (unaudited)

Condensed consolidated balance sheets - October 3, 1998 and
            January 3, 1998

Condensed consolidated statements of income - Three and nine months ended October 3, 1998 and September 27, 1997

Condensed consolidated statements of cash flows - Nine months ended October 3, 1998 and September 27, 1997

            Notes to condensed consolidated financial statements -
            October 3, 1998

            Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.	OTHER INFORMATION

Item  1.		Legal Proceedings

Item  2.		Changes in Securities

Item  3.		Defaults upon Senior Securities

Item  4.		Submission of Matters to a Vote of Security Holders

Item  5.		Other Information

Item  6.		Exhibits and Reports on Form 8-K

PART 1. FINANCIAL STATEMENTS

Synalloy Corporation
Condensed Consolidated Balance Sheets
                                                   Oct 3, 1998    Jan 3, 1998
                                                   (Unaudited)      (Note)
Assets
Current assets
Cash and cash equivalents                              216,382      1,602,543
Accounts receivable, less allowance
   for doubtful accounts                            15,780,694     15,201,783
Inventories
   Raw materials                                     9,148,227      7,368,212
   Work-in-process                                   4,351,179      4,791,379
   Finished goods                                   13,909,878     15,287,431
Total inventories                                   27,409,284     27,447,022

Deferred income taxes                                  177,000        177,000
Prepaid expenses and other current assets              384,228        633,709
Total current assets                                43,967,588     45,062,057

Cash value of life insurance                         1,970,420      1,842,384
Investment                                             329,117        329,117
Property, plant & equipment, net of accumulated
   depreciation of $32,107,000 and $27,788,000      24,288,120     23,112,324
Deferred charges and other assets                    3,020,088      3,037,470

Total assets                                        73,575,333     73,383,352

Liabilities and Shareholders' Equity
Current liabilities
Notes payable                                          535,000              0
Accounts payable                                     8,909,811      5,544,789
Income taxes                                           524,914        310,992
Accrued expenses                                     2,191,342      3,018,850
Current portion of environmental reserves              487,899        487,980
Current portion of long-term debt                      200,000        200,000
Total current liabilities                           12,848,966      9,562,611

Long-term debt, less current portion                10,200,000     10,200,000
Environmental reserves                                 543,759        782,700
Deferred compensation                                1,342,501      1,323,388
Deferred income taxes                                1,473,000      1,473,000
Contingencies

Shareholders' equity
   Common stock, par value $1 per share -
       authorized and issued 8,000,000 shares        8,000,000      8,000,000
   Capital in excess of par value                        9,491         33,475
   Retained earnings                                51,459,694     52,339,857
   Less cost of Common Stock in treasury           (12,302,078)   (10,331,679)
Total shareholders' equity                          47,167,107     50,041,653

Total liabilities and shareholders' equity          73,575,333     73,383,352

Note: The balance sheet at January 3, 1998 has been derived from the audited financial statements at that date. See accompanying notes to condensed consolidated financial statements

Synalloy Corporation
Condensed Consolidated Statements of Income

(Unaudited)                  Three Months Ended        Nine Months Ended
                          Oct 3,1998   Sep 27,1997  Oct 3,1998   Sep 27,1997
Net sales                 28,039,905   31,370,635   84,458,443   93,478,935

Cost of sales             24,572,533   26,495,268   74,589,382   79,525,161

Gross profit               3,467,372    4,875,367    9,869,061   13,953,774

Selling, general and
 administrative expense    2,601,482    2,335,679    7,667,331    7,285,166

Operating income             865,890    2,539,688    2,201,730    6,668,608

Other (income) and expense
  Interest expense           181,207      169,102      510,892      582,129
  Other, net                 (19,711)     (16,655)    (106,577)      (6,843)

Income before taxes          704,394    2,387,241    1,797,415    6,093,322

Provision for income tax     249,000      844,000      635,000    2,153,000

Net income                   455,394    1,543,241    1,162,415    3,940,322

Net income
    Basic                       $.07         $.22         $.17         $.56

    Diluted                     $.07         $.22         $.17         $.56


Dividends paid per common share $.10         $.09         $.30         $.27

Average shares outstanding
    Basic                  6,769,363    6,974,705    6,797,255    6,977,563

    Diluted                6,776,879    7,029,464    6,818,881    7,026,335


See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows

(Unaudited)                                            Three Months Ended
                                                   Oct 3, 1998    Sep 27, 1997
Operating activities
  Net income                                         1,162,415      3,940,322
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation expense                           2,587,821      2,372,488
      Amortization of deferred charges                 195,593        188,303
      Deferred compensation                             19,113          5,602
      Provision for losses on accounts receivable      206,538           (162)
      Loss on sale of property, plant and equipment     10,401        114,215
      Cash value of life insurance                     (64,926)       (58,500)
      Environmental reserves                          (239,022)      (307,224)
      Changes in operating assets and liabilities:
        Accounts receivable                            159,172     (1,309,098)
        Inventories                                  1,074,255      1,968,994
        Other assets                                   305,262       (357,905)
        Accounts payable and accrued expenses        1,952,273      1,823,010
        Income taxes payable                           (39,400)       239,793

Net cash provided by operating activities            7,329,495      8,619,838

Investing activities
  Purchases of property, plant and equipment        (1,766,714)    (2,171,785)
  Proceeds from sale of property, plant and equipment    9,818          9,450
  Acquisition, net of cash 	                 			    (3,456,799)             0
  Proceeds from notes receivable                             0          4,927

Net cash used in investing activities               (5,213,695)    (2,157,408)

Financing activities
  Proceeds from revolving lines of credit              852,000     13,330,000
  Payments on revolving lines of credit               (317,000)   (14,410,000)
  Payment of notes payable to employee                       0     (2,000,000)
  Principal payments on long-term debt                       0     (1,154,805)
  Proceeds from exercised stock options                  4,838         61,956
  Purchases of treasury stock                       (1,999,219)      (439,364)
  Dividends paid                                    (2,042,580)    (1,882,140)

Net cash used in financing activities               (3,501,961)    (6,494,353)

(Decrease) increase in cash and cash equivalents    (1,386,161)       (31,923)

Cash and cash equivalents at beginning of year       1,602,543        115,828

Cash and cash equivalents at end of period             216,382         83,905

See accompanying notes to condensed consolidated financial statements

Synalloy Corporation
Notes To Condensed Consolidated Financial Statements
(Unaudited)

October 3, 1998

NOTE 1--BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine- month periods ended October 3, 1998, are not necessarily indicative of the results that may be expected for the year ending January 2, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended January 3, 1998.

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

NOTE 5--ACQUISITIONS
On August 21,1998, the Company purchased the common stock of Organic-Pigments Corporation with an effective date of July 1, 1998. Organic, located in Greensboro, N. C., manufactures aqueous pigment dispersions sold to the textile industry and used in printing inks for use on paper. Total cost of the acquisition was $3,470,000 including the retirement of $1,095,000 in bank debt and certain acquisition costs related to the transaction. The Company funded the acquisition with available cash. The acquisition was accounted for by the purchase method of accounting with the purchase price allocated to the underlying assets based on their respective fair values at the date of acquisition. Such allocation has been based on preliminary estimates, which will be revised at a later date. Since the purchase price was approximately equal to the fair value of the net assets acquired, no goodwill was recorded. The Company's consolidated financial statements include the results of Organic from the July 1 effective date. The acquisition did not have a material impact on 1998 operations; therefore, no pro forma data has been presented.

Synalloy Corporation

Management's Discussion And Analysis Of Financial Condition
And Results Of Operations


The following is management's discussion of certain significant factors that affected the Company during the quarter ended October 3, 1998. (Dollar amounts are in thousands except for per share data.)

                            Three Months Ended        Nine Months Ended
                         Oct 3,1998   Sep 27,1997  Oct 3,1998   Sep 27,1997
Net sales
 Metals Segment             13,328       18,581       44,427       52,178
 Chemicals Segment          14,712       12,790       40,031       41,301
                            28,040       31,371       84,458       93,479
Operating income
 Metals Segment                191        1,884        1,231        4,066
 Chemicals Segment             865          888        1,617        3,431
                             1,056        2,772        2,848        7,497
Unallocated expenses
 Corporate                     190          232          646          829
 Interest and debt expense,
   net of interest income      162          153          405          575
Income before income taxes     704        2,387        1,797        6,093

Consolidated sales for the quarter and year to date decreased 11 and 10 percent, respectively, compared to the same periods one year ago.
Consolidated net income declined 71 percent to $455 and $1,162 for the quarter and year to date, or $.07 and $.17 per share, respectively, compared to the same periods one year ago. Weak demand together with lower prices in the Metals Segment led to substantially lower sales and profits in the third quarter compared to a year earlier.

Chemicals Segment sales increased 15 percent and declined three percent in the quarter and year to date, respectively, compared to the same periods one year ago. The third quarter sales increase resulted from the acquisition of Organic Pigments effective July 1, 1998. Excluding Organic Pigments, sales were about the same as a year earlier. Lower sales of textile dyestuffs were offset by an increase in specialty chemical sales. Operating income declined three and 53 percent in the quarter and year to date, respectively. The decline in operating income for the quarter resulted from lower profits from dyestuffs that was mostly offset by higher profits from specialty chemicals. The decline in sales and operating income year to date, reflects the extremely competitive market that has existed for textile dyes throughout the year. Management is pleased with the 330 percent improvement in operating income on a sequential basis compared to the second quarter's depressed level of $201,000. A large new agricultural chemical project scheduled to begin production in January 1999, the acquisition of Organic Pigments and several other initiatives make management optimistic about future growth in sales and income from the chemicals segment.

Metals Segment sales declined 28 and 15 percent in the quarter and year to date, respectively, compared to the same periods one year ago. Third quarter demand for the segment's principal product, stainless steel pipe, continued to reflect the weakness that began in the second quarter. Unit volume was down 30 percent

Synalloy Corporation

Management's Discussion And Analysis Of Financial Condition
And Results Of Operations - Continued


from a year earlier while selling prices for the commodity grades 304 and 316 were 11 percent lower than a year earlier. This weakness was partially the result of the well-publicized problems in Asia and the Pacific Rim countries which led to a collapse in exports to these areas, coupled with a surge in cheap imports. Partially offsetting these negative factors was an increase in sales of non-commodity pipe made from specialty alloys. These specialties produced 21 percent of dollar pipe sales this year versus seven percent during last year's third quarter. Piping systems and process equipment had weak sales in the third quarter that led to a modest operating loss from these products. On the other hand, bookings during the quarter were excellent, leading to an increase in backlog from $5,500,000 at the start of the quarter to $18,400,000 at quarter's end. This should assure improved results from these products over the next several quarters.

Selling and administrative expense for the quarter and year to date increased to nine percent of consolidated sales, respectively, compared to last year's seven percent. The increase is due to the addition of the selling and administrative expenses of Organic Pigments and the lower sales experienced in 1998.

Cash flows from operations totaled $7,329 during the first nine months of 1998 compared to $8,620 generated during the same period one year ago. The decrease in cash flows came primarily from the decline in net income for the first nine months compared to 1997. The Company used part of the cash flows generated in 1998 to purchase 163,300 shares of the Company's common stock for $1,999, including 60,300 shares purchased for $506 in the third quarter. The purchase of Organic pigments for $3,470 was also funded out of cash flows. The Company expects that available cash and existing lines of credit will be sufficient to meet normal operating requirements, including capital expenditures and payment of dividends over the near term.

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

            The following exhibits are included herein:
            None

            The Company did not file any reports on Form 8-K during the three months ended October 3, 1998

Synalloy Corporation

	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


								SYNALLOY CORPORATION
									(Registrant)



Date:		November 6, 1998			    /s/    James G. Lane, Jr.
							James G. Lane, Jr., Chairman and
							    Chief Executive Officer



Date: 	November 6, 1998			    /s/    Gregory M. Bowie
								Gregory M. Bowie
							    Vice President, Finance