Form 10-K
period 1999-01-02
SYNALLOY CORP
filed 1999-03-26
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            Form 10-K
         x   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE FISCAL YEAR ENDED JANUARY 2, 1999

                               OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                   COMMISSION FILE  NUMBER 0-19687

                       SYNALLOY CORPORATION
            (Exact name of registrant as specified in its charter)

Delaware                                                    57-0426694
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                       Identification No.)

Croft Industrial Park, P.O. Box 5627, Spartanburg, South Carolina 29304
(Address of principal executive offices)                       Zip Code

Registrant's telephone number, including area code: (864) 585-3605

Securities registered pursuant to               Name of each exchange on
Section 12(b) Act:                              which of the registered:
	      None                                 Nasdaq National Market System
  Title of Class

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

                   Yes   X                No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing price of February 26, 1999, the aggregate market value of common stock held by non-affiliates of the registrant was $57.2 million.

The number of common shares outstanding of the registrant's common stock as of February 26, 1999 was 6,725,629.

Documents Incorporated By Reference

Portions of the proxy statement for the annual shareholders' meeting are incorporated by reference into Part III.

PART 1


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

General

Metals Segment-This segment is comprised of two wholly-owned companies, Bristol Metals, L.P., located in Bristol, Tennessee, and Whiting Metals, Inc., located in Camden, South Carolina.

Bristol manufactures welded pipe, primarily from stainless steel, but also from other corrosion- resistant metals. Pipe is produced in sizes from one-half inch to 60 inches in diameter and wall thickness up to three-quarters inch. Sixteen-inch and smaller pipe is made on equipment that forms and welds the pipe in a continuous process. Pipe larger than sixteen inches is formed on presses or rolls and welded on batch welding equipment. Pipe is normally produced in standard 20-foot lengths. However, Bristol has unusual capabilities in the production of long length pipe without circumferential welds. This can reduce installation cost for the customer. Lengths up to 60 feet can be produced in sizes up to sixteen inches in diameter. In larger sizes Bristol has a unique ability among domestic producers to make 48-foot lengths in sizes up to 30 inches.

A significant amount of the pipe produced is further processed into piping systems that conform to engineered drawings furnished by the customers. This allows the customer to take advantage of the high quality and efficiency of Bristol's fabrication shops instead of performing all of the welding on the construction site. The pipe fabricating shop can make one and one-half diameter cold bends on one-half inch through eight-inch stainless pipe with thicknesses up through schedule 40. Most of the piping systems are produced from pipe manufactured by Bristol.

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

In order to establish stronger business relationships, only a few raw material suppliers are used. Three suppliers furnish more than two-thirds of total dollar purchases of raw materials. However, raw materials are readily available from a number of different sources and the Company anticipates no difficulties in obtaining its requirements.

This segment's products are used principally by customers requiring materials that are corrosion- resistant or suitable for high-purity processes. The largest users are the chemical, petrochemical and pulp and paper industries with some other important industry users being mining, power generation, waste water treatment, brewery, food processing, petroleum and pharmaceutical.

Chemicals Segment-This segment is comprised of three operating companies:
Blackman Uhler Chemical Company (BU), a division of the Company; Manufacturers Chemicals, L.P. (MC) and Organic Pigments Corporation (OP), wholly-owned by the Company. BU has two plants, one in Augusta, Georgia and one in Spartanburg, South Carolina. Both locations are fully licensed for chemical manufacture and each maintains a permitted waste treatment system. MC is located in Cleveland, Tennessee and is fully licensed for chemical manufacture. OP is located in Greensboro, North Carolina. This segment's principal businesses are the manufacture and sale of dyes and pigments ("colors") to the textile industry, and specialty chemical products to the textile, chemical, paper and metals industries.

BU produces dyes in both liquid and powder form, and pigments primarily as a specially formulated paste. Dyes fix themselves to textile fibers by a particular reaction or penetration into the yarn fiber, whereas pigments are normally applied as a surface coating during a printing operation. Dyeing of textile fabrics in solid colors is primarily accomplished by the use of dyes. Pigment colors are uniquely suitable for printing of multi-colored patterns. Raw materials used to manufacture colors consist chiefly of organic intermediates and inorganic chemicals which are purchased from manufacturers in the United States, Europe and Asia. Currently, raw materials are readily available and management does not anticipate any difficulty in obtaining adequate supplies.

In the mid 1980s, management decided to better utilize its excellent reputation for sales and technical service by expanding its efforts to sell reactive dyes. These dyes are used for coloring cotton and rayon. The Company purchases finished and crude products that are either sold as is, or converted to liquid form for the convenience of customers. These dyes represented about 24 percent of the Chemicals Segment's sales in 1998. The Company has a distributorship agreement expiring December 31, 1999 with the company supplying about 86 percent of these products. The supplier has been the principal source of these products since 1985. Although the Company believes that this supplier will continue to be a source of these products in the future, there is no assurance of this. Loss of this supplier would have a materially adverse short-term effect on the Company's sales and net income. However, management believes that if the agreement with this supplier is not continued in the future, other suppliers could be found to replace most of the products.

In May 1994, BU acquired the sulphur dye business of Southern Dye and Chemical Company, a manufacturer of sulphur dyes utilizing an environ-mentally friendly chemical system. This process results in reduced environmental costs and shorter processing cycles. Sulphur dyes are used to dye denim, fleece garments, knits, work clothes, men's casual wear, and a variety of cotton and cotton-polyester blends.

BU is a producer of specialty chemicals for the chemical, photographic, pharmaceutical, agricultural and fiber industries. The Company has been focusing on specialty chemicals as a primary growth area over the past
several years.   Facilities and equipment have been added at both plants to provide toll and custom manufacturing of organic chemicals using reactions that include nitrations, hydrogenation, diazotizations, methylation and custom drying. These chemicals are used in a wide array of products including sun screens, UV absorbers for plastics, Cetane improver for diesel fuel, absorbers for gaseous pollutants, herbicides and intermediates for colors.

On November 25, 1996, with an effective date of October 26, 1996, the Company purchased Manufacturers Chemicals Corporation and a related Company. On December 27, 1996, the Company merged and transferred all of Manufacturers Chemicals' operations into a limited partnership. MC produces defoamers, surfactants, dye assists, softening agents, polymers and specialty lubricants for the textile, paper, chemical and metals industries. The Company also manufactures chelating agents and water treatment chemicals. Manufacturing capabilities include a wide range of chemical reactions and mixing and blending applications. MC's products are sold to direct users in a variety of manufacturing areas, directly to other chemical companies in the form of intermediates or as finished products for resale, and as contract manufacturing where the customer provides formula specifications and, in some cases, raw materials. The addition of MC complements the existing specialty chemicals area expanding its capacity and capabilities. The Company believes MC will help achieve its goal of growing specialty chemicals making this area a larger contributor to sales and profits of the Chemicals Segment.

	On August 21, 1998, the Company purchased the common stock of Organic Pigments Corporation ("OP") with an effective date of July 1, 1998. OP manufactures aqueous pigment dispersions sold to the textile industry and used in printing inks for use on paper and in paints for the industrial coatings industry. The combination of OP's and BU's pigment operations makes the Company one of the largest suppliers of pigments to the domestic textile market. The addition of OP also provides the ability to produce higher solid and finer particle size dispersions allowing the Chemicals Segment to diversify into non-textile applications.

The Chemicals Segment maintains nine laboratories for applied research and quality control which are staffed by approximately 38 employees.

Sales and Distribution

Metals Segment-The Metals Segment utilizes separate sales organizations for its different product groups. Stainless steel pipe is sold nationwide under the Brismet trade name through authorized stocking distributors with over 200 warehouse locations throughout the country. In addition, large quantity orders are shipped directly from Bristol's plant to end-user customers. Producing sales and providing service to the distributors and end-user customers are two outside sales employees, five independent manufacturers' representatives, the manager of inside sales and five inside sales employ-ees. The President also spends about 50 percent of his time in sales related matters.

Piping systems are sold nationwide under the Bristol Piping Systems trade name by three outside sales employees. They are under the direction of the Vice President in charge of piping systems who spends over half of his time in sales and service to customers. Specialty process equipment manufactured by Whiting Metals is sold by one outside sales employee and one manufacturers' representative under the direction of Whiting's President who devotes significant time to sales. Piping systems and process equipment are marketed to engineering firms and construction companies or directly to project owners. Orders are normally received as a result of competitive bids submitted in response to inquiries and bid proposals.

Chemicals Segment-Nine full-time outside sales employees and three manufacturers' representatives market colors to the textile industry nationwide. In addition, both the Presidents of BU and OP and the product manager of BU devote a substantial part of their time to sales. Specialty chemicals are sold directly to various industries nationwide by seven full-time outside sales employees, five manufacturers' representatives and one part-time consultant. In addition, the President, product manager and another employee of MC and BU's Vice President of Research and Development devote a substantial part of their time to sales.

Competition

Metals Segment-Welded stainless steel pipe is the largest sales volume product of the Metals Segment. Although information is not publicly avail-able regarding the sales of most other producers of this product, management believes that the Company is the largest domestic producer of such pipe. This commodity product is highly competitive with ten known domestic producers and imports from many different countries. The largest sales volume among the specialized products comes from fabricating light-wall stainless piping systems. Management believes the Company is the largest producer of such systems. With respect to specialty stainless process equipment, the Company has an insignificant market share on a national basis and has numerous competitors some of which may have substantially more resources than does the Company.

Chemicals Segment-About six percent of the colors sales represent niche products for which the Company is the only producer. Another approximately 28 percent of these sales represent products of which the Company is an important producer with an estimated 20 to 30 percent market share. The Company has five percent or less of the market for the remainder of its dye products. The Company is the sole producer of certain specialty chemicals manufactured for other companies under processing agreements. However, the Company's sales of specialty products are insignificant compared to the overall market for specialty chemicals. The market for most of the products is highly competitive and many competitors have substantially greater resources than does the Company.

Environmental Matters

Environmental expenditures that relate to an existing condition caused by past operations and that do not contribute to future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or cleanups are probable and the costs of these assessments and/or cleanups can be reasonably estimated. See Note for further discussion.

Research and Development Activities

The Company spent approximately $882,000 in 1998, $833,000 in 1997 and $778,000 in 1996 on research and development programs in its Chemicals Segment. Fifteen individuals, 14 of whom are graduate chemists, are engaged primarily in research and development of new products and processes, the improvement of existing products and processes, and the development of new applications for existing products.

Seasonal Nature of The Business

Many textile plants shut down for vacations in the first or second week of July. This contributes to a seasonal pattern that normally results in lower third quarter sales of colors when compared to the first and second quarters. In addition, for the past several years the fourth quarter has produced less sales of these products than the third quarter. The annual requirements of certain specialty chemicals are produced over a period of a few months as requested by the customers. Accordingly, the sales of these products may vary significantly from one quarter to another. The addition of MC has made quarterly sales of specialties more consistent. However, in total, sales and net income in any given quarter may not be representative of other quarters.

Backlogs

The Chemicals Segment operates primarily on the basis of delivering products soon after orders are received. Accordingly, backlogs are not a factor in this business. The same applies to commodity pipe sales in the Metals Segment. However, backlogs are important in the piping systems and process equipment products because they are produced only after orders are received, generally as the result of competitive bidding. Order backlogs for these products were $19,200,000, $10,600,000 and $13,100,000 at the
1998, 1997 and 1996 respective year ends.

Employee Relations

As of January 2, 1999, the Company had 564 employees. The Company considers relations with employees to be satisfactory. The number of employees of the Company represented by unions at the Bristol, Tennessee facility is 198. They are represented by two locals affiliated with the AFL-CIO and one local affiliated with the Teamsters. Contracts will expire in December 1999, March 2000 and February 2004.

Item 2 Properties

The Company operates the major plants and facilities described herein, all of which are well maintained and in good condition. All facilities throughout the Company are adequately insured. The buildings are of various types of construction including brick, steel, concrete, concrete block and sheet metal. All have adequate transportation facilities for both raw materials and finished products. The Company owns all of these plants and facilities.

                                                   Building     Land
Location	       Principal Operations                Square Feet    Acres

Spartanburg, SC    Corporate headquarters;              211,000     60.90
                   Chemical manufacturing and
                   warehouse facilities

Augusta, GA        Chemical manufacturing	               52,500	    46.00

Cleveland, TN      Chemical manufacturing	               90,000	     7.50

Greensboro, NC     Chemical manufacturing	               57,000	      3.7

Bristol, TN        Manufacturing of stainless           218,000	    73.08
                   steel pipe and stainless steel
                   and carbon piping systems

Camden, SC         Manufacturing of stainless            16,300	    12.26
                   steel vessels


Item 3 Legal Proceedings

For a discussion of legal proceedings, see "Note N" to Consolidated Financial Statements.

Item 4 Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.


PART II


Item 5 Market for the Registrant's Common Stock and Related Security Holder Matters

The Company had 1,431 common shareholders of record at January 2, 1999. The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol SYNC. Future dividend payments are dependent on earnings, capital requirements and financial conditions. The prices shown below are the last reported sales prices on The Nasdaq National Market System.


          1998                      1997

                        Dividends                 Dividends
Quarter   High     Low        Paid    High   Low        Paid
   1      16 1/2  13 3/4      0.10  18 3/4  15 1/4      0.09
   2      14 7/8  12          0.10  18 3/8  13 3/4      0.09
   3      13 1/4   7 3/4      0.10  18 3/4  14 3/4      0.09
   4      12 3/4   6          0.10  17 1/2  14 3/8      0.10


Selected Financial Data

(Dollars in thousands except for
    per share data)                        1998       1997       1996       1995       1994


Operations

    Net sales                           $ 107,257  $ 126,741  $ 126,844  $ 147,298  $ 114,519
    Gross profit                           12,203     19,715     21,108     35,323     20,056
    Selling, general and
      administrative expense               10,135      9,972      9,086     11,089      8,337
    Environmental remediation costs         1,439                     -          -      2,351
    Operating income                          629      9,744     12,022     24,234      9,368
    Net income                                 63      5,841      7,686     14,521      5,718

Financial Position
    Total assets                           71,374     73,383     76,589     80,226     62,432
    Working capital                        28,946     35,499     34,141     41,098     28,919
    Long-term debt
      less current portion                 10,000     10,200     11,200     12,619      7,911
    Shareholders' equity                   45,848     50,042     48,274     48,363     36,889

Financial Ratios
    Current ratio                           3.7:1      4.7:1      3.5:1      3.6:1      3.0:1
    Gross profit to net sales                  11%        16%        17%        24%        18%
    Long-term debt to capital                  18%        17%        19%        21%        18%
    Return on average assets                   **          8%        10%        20%        10%
    Return on average equity                   **         12%        16%        34%        16%

Per Share Data
    Net income - diluted                $     0.01 $      .83 $     1.09 $     1.98 $     0.78
    Dividends declared and paid                .40        .37        .34        .29        .25
    Book value                                6.82       7.27       6.92       6.71       5.12

Other Data
    Depreciation and amortization           3,513      3,485      2,700      2,316      1,969
    Capital expenditures                    3,686      2,854      3,833      6,455      4,214
    Employees at year end                     564        663        585        568        528
    Shareholders of record
      at year end                           1,431      1,491      1,581      1,666      1,740
    Average shares outstanding
      - diluted                             6,794      7,007      7,058      7,352      7,354

Stock Price
    Price range of Common Stock
    High                                    16 1/2     18 3/4     21 1/4     26 1/4     13 1/2
    Low                                          6     13 3/4         12     11 7/8      9 3/8
    Close                                    8 3/4   15  3/16     16 1/4     21 1/8     11 7/8



Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

	The current ratio at 1998 year end was 3.7:1 down from the previous year end ratio of 4.7:1 and up slightly from the ratio of 3.5:1 in 1996. Working capital decreased $6,553,000 to $28,946,000. Cash flows from operations totaling $10,140,000, were derived primarily from reductions of $3,407,000 in accounts receivable and $2,383,000 in inventories, and earnings totaling $5,015,000 before depreciation and amortization expense of $3,513,000 and the special environmental remediation charge of $1,439,000. The cash flows were used to fund the Organic Pigments Corporation acquisition totaling $3,472,000, make capital expenditures of $3,686,000, purchase 163,300 shares of the Company's Common Stock for $1,999,000, and pay dividends of $2,715,000. The Company expects that cash flows from 1999 operations and available borrowings will be sufficient to make long-term debt and dividend payments, and fund estimated capital expenditures of $4,500,000 and normal operating requirements.

Results of Operations

Metals Segment-The following table summarizes operating results and backlogs for the three years indicated. Reference should be made to "Note Q" to Consolidated Financial Statements.


                                  1998              1997              1996

(Amounts in thousands)           Amount    %       Amount    %       Amount    %

Net sales                      $ 55,368    100.0 $ 71,192    100.0 $ 85,027    100.0

Cost of goods sold               50,065     90.4   61,340     86.2   70,790     83.3

                                ------- -------   ------- -------   ------- -------
Gross profit                      5,303      9.6    9,852     13.8   14,237     16.7
Selling and administrative
  expense                         3,833      6.9    4,218      5.9    4,540      5.3
Environmental remediation
 costs                               61      0.2        0                 0
                                ------- -------   ------- -------   ------- -------
Operating income               $  1,409      2.5 $  5,634      7.9 $  9,697     11.4

Year-end backlogs
Piping systems and process
  equipment                    $ 19,200          $ 10,600          $ 13,100


Comparison of 1998 to 1997

	Sales declined 22 percent producing much lower operating income of $1,409,000. After six years of noteworthy unit volume growth, 1998 showed a 21 percent decline because of lower demand and a surge in imports. The unit volume decline came from lower commodity stainless pipe sales resulting primarily from a surge in cheap imports coupled with significantly low piping systems and process equipment sales. The Company chose not to compete for business when pricing was driven solely by low-priced imports, as average prices for commodity pipe declined eight percent for the year compared to last year. Lower gross profits were caused by low plant utilization rates, more competitive pricing for pipe, and a loss from piping systems. Although the stainless steel fabrication shop about broke even, a $418,000 loss was incurred in the carbon pipe fabrication shop opened in 1997. Low demand in the pulp and paper industry resulting in lower unit volumes caused the poor performance in piping systems.

Lower sales commissions and profit-based incentives accounted for the nine percent decline in selling and administrative expenses.

For information related to environmental matters, see "Note H" to Consolidated Financial Statements.

Comparison of 1997 to 1996

	Sales and operating income declined 17 and 43 percent, respectively, from 1996. These percentages as well as others in this report are after giving effect to the extra production days from having 53 weeks included in the 1997 fiscal year. The dollar decline in sales for 1997 was the result of an 18 percent decrease in average selling prices verses 1996. Unit volume was actually up slightly in 1997. After experiencing an unprecedented surge in pipe prices during 1995, the trend reversed and prices declined precipitously in 1996 back to levels existing before the price increases. A primary factor contributing to the decline in prices was the pricing trends of flat- rolled stainless steel, the raw material from which pipe is made. Pipe prices are closely tied to the cost of flat-rolled stainless steel, which experienced similar pricing fluctuations over the past three years.

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

Chemicals Segment-The following table summarizes operating results for the three years indicated. Reference should be made to "Note Q" to Consolidated Financial Statements.



                                  1998              1997              1996

(Amounts in thousands)           Amount    %       Amount    %       Amount    %

Net sales                      $ 51,889    100.0 $ 55,549    100.0 $ 41,817    100.0
Cost of goods sold               44,989     86.7   45,686     82.2   34,946     83.6
                                ------- -------   ------- -------   ------- -------
Gross profit                      6,900     13.3    9,863     17.8    6,871     16.4
Selling and administrative
  expense                         5,498     10.6    4,643      8.4    3,183      7.6
Environmental remediation
 costs                            1,378      2.7        0                 0
                                ------- -------   ------- -------   ------- -------
Operating income               $     24      0.0 $  5,220      9.4 $  3,688      8.8


Comparison of 1998 to 1997

	The Chemicals Segment experienced a sales decline of seven percent for the year and operating income fell significantly to $24,000, $1,402,000 before the special charge for environmental remediation costs. Both colors and specialty chemicals experienced a decline in sales from the prior year. Colors sales were down two percent. Without the acquisition of Organic Pigments on July 1, 1998, total Chemicals Segment sales would have declined 13 percent and colors sales would have been down 15 percent. The continued downsizing of the domestic textile industry, because of low cost imports, led to less unit volume demand for colors compared to a year earlier. Sales prices were also lower continuing the deflationary trend that has been evident for several years. Sales of specialty chemicals were down 12 percent because of lower demand for certain products and sales in 1997 from a toll project that ended in December 1997. The combination of weaker pricing for color products and low level of capacity utilization in both colors and specialty chemicals contributed to the decline in gross profits. Selling and administrative expenses increased 18 percent because of the Organic acquisition and additions to the sales staff.

For information related to environmental matters, see "Note H" to Consolidated Financial Statements.

Comparison of 1997 to 1996

	Sales and operating income increased 31 and 40 percent, respectively, aided by the acquisition of MC. The prolonged decline in textile colors sales ended in the first quarter of 1997 with each of the subsequent quarters showing improvement over the prior year quarter. The increased sales in these three quarters of about 10 percent led to a five percent increase for the year. The improvement resulted from increases in unit volumes in several of the product groups offset somewhat by falling prices from competitive pressure experienced throughout all of the textile colors product lines. The acquisition of MC propelled specialty chemicals to 44 percent of total Chemicals Segment sales for 1997. Specialty chemicals sales, without MC's sales for 1997, increased insignificantly over last year.

 Essentially all of the growth in the Chemicals Segment's operating income was produced by specialty chemicals, as profits from textile colors experi-enced only a moderate gain. The competitive pressure on selling prices continued to impair profitability throughout 1997 in textile colors. The significant increase in specialty chemicals profits came from increased volume from projects, creating improved manufacturing variances that resulted in better profit margins, and the addition of MC.

Selling and administrative expenses increased 44 percent from including expenses of MC for a full year in 1997 versus two months in 1996, and from additional selling expenses related to the addition of a BU product manager in November of 1996.

Unallocated Income and Expense

Reference should be made to "Note Q" to Consolidated Financial Statements for the schedule of these items.

Comparison of 1998 to 1997

The 28 percent decrease in corporate expenses resulted from lower profit-based incentives and professional fees. The Company benefited from lower interest expense on reduced borrowings under the line of credit with a bank, and higher interest income earned on cash invested during the year.

Comparison of 1997 to 1996

The decrease in corporate expenses resulted from lower profit-based incentives. Interest expense declined from reduced borrowings under the line of credit with a bank and a $2,000,000 reduction in long-term debt paid in June 1997.

Current Conditions and Outlook

The Metals Segment experienced a 25 percent decline in unit volume in the fourth quarter together with average sales prices that were 23 percent lower. This decline led to a 43 percent decrease in sales to $10,941,000 compared to a year earlier. A surge in cheap imports, producing lower commodity stainless pipe sales, and historically low piping systems and process equipment sales caused the unit volume decline. Average prices suffered from a shift in product mix to a much lower percentage of higher-priced products as well as 16 percent lower prices for commodity pipe. Operating income in the fourth quarter fell 89 percent to $177,000 from the prior year resulting from more competitive pricing for pipe, the shift in product mix, a loss from piping systems, and the decline in unit volume, which produced low plant utilization rates. The well-publicized economic turmoil in Asia and the Pacific Rim countries is largely responsible for the cheap import surge in stainless pipe. As long as the U. S. remains the dumping ground for the world's excess capacity, the stainless pipe business will remain uncertain. On the other hand, the 1999 outlook for piping systems and process equipment is excellent. The year begins with a solid backlog of $19,200,000, up 81 percent from a year earlier. Management expects significant profits from these products in 1999 compared to the losses suffered in 1998. The carbon shop was closed in December 1998 and a smaller shop was opened adjacent to our stainless shop. Because of the greatly reduced costs, management expects this carbon shop to operate profitably in 1999.

 	The Chemicals Segment suffered an operating loss in the fourth quarter of $1,592,000 after a $1,378,000 pretax environmental charge, on a 17 percent sales decline to $11,858,000. Colors sales were down two percent. Without the acquisition of Organic, total Chemicals Segment sales would have declined 29 percent and colors sales would have been down 26 percent. Factors causing the sales decline were identical to those experienced throughout the year as discussed in the Chemicals Segment analysis. The operating loss for the quarter came primarily from specialty chemicals as sales for the quarter were down 31 percent. The sales decline was caused by the timing of production under certain toll contracts, lower demand for certain products, and sales in 1997 from a toll project that ended in December 1997. The low level of capacity utilization led to significantly lower gross profits. Management believes that initiatives taken in 1998 will lead to better operating results in 1999 and beyond. The acquisition of Organic makes the Company a leader in the domestic textile pigments business with an unmatched ability to provide unique high quality printing systems. Organic also gives the Company an entree into aqueous dispersions used in printing inks for paper. The benefits from this acquisition are expected to become evident in 1999. The Company devoted much time and effort in 1998 perfecting the process and installing the equipment needed to manufacture an agricultural chemical under a toll agreement. Initial production has now begun and plans call for this to become the Company's largest toll product as the year progresses. In mid 1998, the Company added a salesman to market color and chemical products to
the textile industry in Central America.   Shipments were insignificant in
1998 but a meaningful amount is expected in 1999.

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

Year 2000 Compliance

The Company has completed its assessment of all systems that could be affected by the Year 2000. Based on the assessment, the Company completed software reprogramming and replacement, testing and implementation during 1998. The work included both information and production systems. The work was completed by Company employees and no significant costs were incurred other than normal personnel costs. In addition, the Company has gathered information about the Year 2000 compliance status of significant suppliers and customers and continues to monitor their compliance. To date, the Company is not aware of any Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that a supplier or customer will be Year 2000 ready. Management believes that it has an effective program in place to resolve the Year 2000 issue. Since the Company has been operating the revised software since the second quarter of 1998, and the assessment of its suppliers did not reveal a material issue that would prevent receiving necessary materials and supplies to continue normal operations, the Company has no contingency plans in place.

Although all internal programming work has been completed, if an undetected system failure should occur, or one of the Company's key suppliers does not become Year 2000 ready, the Company may not be able to complete customer orders. In addition, disruptions in the economy generally resulting from Year 2000 issues could also affect the Company. If issues related to Year 2000 should arise, the amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Item 7a Quantitative and Qualitative Disclosures About Market Risks

The Company is exposed to market risks from adverse changes in interest rates. In this regard, changes in U. S. interest rates affect the interest earned on the Company's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Company is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. There have been no significant changes in the Company's risk exposures from the prior year.
At January 2, 1999, fair value of the Company's debt obligation, which approximated the recorded value consisted of:
$665,000 notes payable under a $9,000,000 line of credit expiring on July 1, 1999 with an average variable interest rate of 5.56 percent.

$10,000,000 variable rate debt due May 1, 2002 with an average variable interest rate of 6.26 percent.

In addition, the Company's investment in Ta Chen Stainless Pipe Company, which is recorded at its fair value of $1,026,000, is subject to market risk related to equity pricing changes. Management believes that substantial fluctuations in equity prices and the resulting changes in the Company's investment would not have a material adverse impact on the Company.

Item 8 Financial Statements and Supplementary Data

The Company's consolidated financial statements, related notes, report of management and report of the independent auditors follow on subsequent pages of this report.


Consolidated Balance Sheets

January 2, 1999, January 3, 1998 and  December 28, 1996

                                           1998         1997         1996
                                          ------       ------       ------
Assets

Current assets

Cash and cash equivalents              $   117,658  $ 1,602,543  $   115,828
Accounts receivable, less allowance
 for doubtful accounts of $362,000,
 $219,000 and $208,000, respectively    12,596,592   15,201,783   17,253,534

Inventories
   Raw materials                         7,502,972    7,368,212    8,357,884
   Work-in-process                       3,755,147    4,791,379    5,112,695
   Finished goods                       14,842,842   15,287,431   16,384,891
                                       -----------  -----------  -----------
     Total inventories                  26,100,961   27,447,022   29,855,470

Deferred income taxes  (Note L)            192,000      177,000      130,000

Prepaid expenses and other
  current assets                           646,342      633,709      278,276
                                       -----------  -----------  -----------
Total current assets                    39,653,553   45,062,057   47,633,108

Cash value of life insurance             2,025,984    1,842,384    1,733,801

Investment (Note B)                      1,026,117      329,117      329,117

Property, plant and
  equipment, net (Note C)               25,495,020   23,112,324   23,627,889

Deferred charges, net and
  other assets  (Note D)                 3,173,788    3,037,470    3,265,211
                                       -----------  -----------  -----------
Total assets                           $71,374,462  $73,383,352  $76,589,126
                                       ===========  ===========  ===========



January 3, 1998, December 28, 1996 and December 30, 1995

                                           1998         1997         1996
                                          ------       ------       ------
Liabilities and Shareholders' Equity

Current liabilities

Notes payable  (Note E)                $   665,000  $       -    $ 1,500,000
Accounts payable                         7,882,778    5,544,789    6,252,449
Income taxes                                   -        310,992      332,507
Accrued expenses  (Note F)               1,383,740    3,018,850    2,492,660
Current portion of environmental
  reserves  (Note H)                       575,650      487,980      359,294
Current portion of long-term
  debt  (Note G)                           200,000      200,000    1,400,000
Notes payable to an employee (Note P)          -            -      1,154,805
                                       -----------  -----------  -----------
Total current liabilities               10,707,168    9,562,611   13,491,715

Long-term debt, less current
  portion  (Note G)                     10,000,000   10,200,000   11,200,000

Environmental reserves  (Note H)         1,846,550      782,700    1,300,100

Deferred compensation  (Note I)          1,349,940    1,323,388    1,299,176

Deferred income taxes  (Note L)          1,623,000    1,473,000    1,024,000

Contingencies  (Notes H and N)

Shareholders' equity  (Notes G, J, and K)
   Common stock, par value $1 per
     share - authorized and
     issued 8,000,000 shares             8,000,000    8,000,000    8,000,000
   Capital in excess of par value            9,491       33,475       81,746
   Retained earnings                    49,687,391   52,339,857   49,074,919
   Accumulated other
     comprehensive income                  453,000          -            -
                                       -----------  -----------  -----------
                                        58,149,882   60,373,332   57,156,665
 Less cost of Common Stock in
  treasury: 1,274,371, 1,114,179
  and 1,024,983 shares, respectively    12,302,078   10,331,679    8,882,530
                                       -----------  -----------  -----------
Total shareholders' equity              45,847,804   50,041,653   48,274,135
                                       -----------  -----------  -----------
Total liabilities and
  shareholders' equity                 $71,374,462  $73,383,352  $76,589,126
                                       ===========  ===========  ===========
See accompanying notes to financial statements.


Consolidated Statements of Income

January 2, 1999, January 3, 1998 and  December 28, 1996

                                       1998           1997          1996
                                      ------         ------         ------
Net sales                         $107,257,319   $126,740,641   $126,843,835

Cost of sales                       95,054,533    107,025,237    105,736,099
                                  ------------   ------------   ------------

Gross profit                        12,202,786     19,715,404     21,107,736

Selling, general and
  administrative expense            10,134,530      9,971,869      9,085,923

Environmental remediation costs      1,439,070            -              -
                                  ------------   ------------   ------------

Operating income                       629,186      9,743,535     12,021,813

Other (income) and expense
  Gain on sale of investment               -              -         (665,718)
  Interest expense                     673,932        741,340        838,963
  Other, net                          (141,423)       (28,565)       (20,533)
                                  ------------   ------------   ------------
Income before taxes                     96,677      9,030,760     11,869,101

Provision for income taxes              34,000      3,190,000      4,183,000
                                  ------------   ------------   ------------
Net income                        $     62,677   $  5,840,760   $  7,686,101
                                  ============   ============   ============
Net income per common share:
  Basic                                   $.01           $.84          $1.10
                                          ====           ====          =====
  Diluted                                 $.01           $.83          $1.09
                                          ====           ====          =====

See accompanying notes to financial statements.



Consolidated Statements of Shareholders' Equity

                                                           Accumulated    Cost of
                                    Capital in                Other       Common
                                   Excess of Par Retained Comprehensive  Stock in
                       Common Stock    Value     Earnings    Income      Treasury       Total

Balance at
  December 30, 1995    $8,000,000  $ 417,030  $43,774,332             $(3,828,211)  $48,363,151

Net income                                      7,686,101                             7,686,101
Stock options exercised             (335,284)                             569,292       234,008
Purchase of common
  stock for treasury                                                   (5,623,611)   (5,623,611)
Cash dividends -
  $.34 per share                               (2,385,514)                           (2,385,514)

Balance at
  December 28, 1996     8,000,000     81,746   49,074,919              (8,882,530)   48,274,135
                       ----------   --------  -----------             -----------    ----------
Net income                                      5,840,760                             5,840,760
Stock options exercised              (48,271)                             139,479        91,208
Purchase of common
  stock for treasury                                                   (1,588,628)   (1,588,628)
Cash dividends -
  $.37 per share                               (2,575,822)                           (2,575,822)
                       ----------   --------  -----------              ----------    ----------
Balance at
  January 3, 1998       8,000,000     33,475   52,339,857  $    -     (10,331,679)   50,041,653

Cumulative effect of
  change in accounting
  method, net of tax
  (Notes A and B)                                           473,000                     473,000
Comprehensive income:
  Net income                                       62,677                                62,677
  Other comprehensive
  income, net of tax
  (Notes A and B)                                           (20,000)                    (20,000)
Comprehensive income                                                                     42,677
Stock options exercised              (23,984)                              28,820         4,836
Purchase of common
  stock for treasury                                                   (1,999,219)   (1,999,219)
Cash dividends -
  $.40 per share                              (2,715,143)                            (2,715,143)
                       ----------   --------  ----------   --------   -----------   -----------
Balance at
  January 2, 1999      $8,000,000  $   9,491  $49,687,391  $453,000  $(12,302,078)  $45,847,804
                       ==========  =========  ===========  ========  ============   ===========

See accompanying notes to financial statements.



Consolidated Statements of Cash Flows

January 2, 1999, January 3, 1998 and  December 28, 1996

                                         1998           1997           1996
                                        ------         ------         ------
Operating activities
Net income                          $    62,677    $ 5,840,760    $ 7,686,101
Adjustments to reconcile net
    income to net cash provided
    by operating activities:
 Depreciation expense                 3,258,075      3,221,069      2,547,986
 Amortization of deferred charges       254,925        263,791        151,615
 Deferred compensation                   26,552         24,212         31,823
 Deferred income taxes                 (250,000)       402,000        492,000
 Provision for losses on accounts
    receivable                          142,706         11,067       (197,920)
 Loss on sale of property, plant
    and equipment                        25,162        117,586        146,022
 Cash value of life insurance          (120,490)      (108,583)      (101,772)
 Environmental reserves               1,151,520       (388,714)      (529,927)
 Gain on sale of investment                 -              -         (665,718)
 Changes in operating assets
    and liabilities:
  Accounts receivable                 3,407,106      2,040,684      2,276,838
  Inventories                         2,382,578      2,408,448      9,923,875
  Other assets                         (105,116)      (398,998)      (658,864)
  Accounts payable and
    accrued expenses                    172,719       (181,470)    (2,313,165)
  Income taxes payable                 (478,395)       (21,515)        91,338
                                    -----------    -----------    -----------
Net cash provided by
    operating activities             10,140,251     13,230,337     18,880,232

Investing activities
 Purchases of property, plant
    and equipment                    (3,685,847)    (2,853,799)    (3,832,899)
 Proceeds from sale of property,
    plant and equipment                  37,036         30,709         94,975
 Proceeds from sale of investment           -              -          826,248
 Acquisitions, net of cash and
    note payable  (Note P)           (3,456,799)           -       (4,093,807)
 (Increase)decrease in
    notes receivable                   (275,000)         7,515          6,804
                                    -----------    -----------    -----------
Net cash (used in)
    investing activities             (7,380,610)    (2,815,575)    (6,998,679)

Financing activities
 Proceeds from revolving lines
    of credit                         3,613,000     13,145,000     45,707,000
 Payments on revolving lines
    of credit                        (2,948,000)   (14,645,000)   (48,947,000)
 Principal payments on
    long-term debt                     (200,000)    (2,200,000)    (1,017,669)
 Payment of notes payable to
    an employee                             -       (1,154,805)           -
 Proceeds from exercised
    stock options                         4,836         91,208        234,008
 Purchases of treasury stock         (1,999,219)    (1,588,628)    (5,623,611)
 Dividends paid                      (2,715,143)    (2,575,822)    (2,385,514)
                                    -----------    -----------    -----------
Net cash (used in)
    financing activities             (4,244,526)    (8,928,047)   (12,032,786)
                                    -----------    -----------    -----------
(Decrease) Increase in cash
    and cash equivalents             (1,484,885)     1,486,715       (151,233)
Cash and cash equivalents at
    beginning of year                 1,602,543        115,828        267,061
                                    -----------    -----------    -----------
Cash and cash equivalents at
    end of period                   $   117,658    $ 1,602,543    $   115,828
                                    ===========    ===========    ===========


See accompanying notes to financial statements.

Notes to Consolidated Financial Statements

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

Accounting Period. The Company's fiscal year is the 52- or 53-week period ending the Saturday nearest to December 31. Fiscal year 1998 ended on January 2, 1999 and included 52 weeks. Fiscal year 1997 ended on January 3, 1998 and included 53 weeks. Fiscal year 1996 ended on December 28, 1996 and included 52 weeks.

Revenue Recognition. Revenue from product sales is recognized at the time ownership of goods transfers to the customer and the earnings process is complete.

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

Net Income Per Common Share. In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("Statement") No. 128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to the previously reported primary earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

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

Research and Development Expense. The Company incurred research and development expense of approximately $882,000, $833,000 and $778,000 in the 1998, 1997 and 1996 fiscal years, respectively.

Fair Value of Financial Instruments. The carrying amounts reported in the balance sheet for cash and cash equivalents, cash surrender value of life insurance, investment and borrowings under the Company's short-term line of credit and long-term debt approximate their fair values.

Stock Options. The Company accounts for and will continue to account for stock options under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." See Note K.

Comprehensive Income. In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" which established standards for the reporting and display of comprehensive income and its components in a full set of comparative general-purpose financial statements. The statement became effective for the Company as of January 4, 1998. Comprehensive income is defined in this statement as net income plus other comprehensive income which, under existing accounting standards, consists of unrealized gains and losses on certain investments in equity securities. Comprehensive income is reported by the Company in the Consolidated Statements of Changes in Stockholders' Equity.

Investment In Equity Securities. In 1997 and 1996 the Company's investment in Ta Chen (Note B) was accounted for on the cost method of accounting due to restrictions on trading. In 1998 the restrictions expired and in accordance with FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the investment has been recorded at fair value.

Note B Investment in Ta Chen Stainless Pipe Company

The Company has an investment available for sale in a company incorporated in the Republic of China. Ta Chen is a stainless steel pipe manufacturing company that has been operating since 1987. In October 1996 the Company sold 39.4 percent of its investment in Ta Chen for a pretax gain of $665,718.

 The Company continues to hold a 1.06 percent ownership interest.The investment is recorded at fair value as quoted on the Taiwanese stock exchange at January 2, 1999. The unrealized appreciation of the investment, totalling $697,000, is recorded as other comprehensive income included in shareholders' equity, net of deferred income taxes of $244,000.


Note C  Property, Plant and Equipment

Property, plant and equipment consist of the following:

                            1998          1997           1996

Land                   $     431,736  $    299,043  $     299,043

Land improvements            989,814     1,006,675        965,469
Buildings                 13,970,501    12,103,534     11,613,857
Machinery, fixtures
and equipment             40,570,435    36,876,635     36,506,944
Construction-in-
progress                   2,030,584       614,620        370,996
                         ----------    ----------     ----------
                          57,993,070    50,900,507     49,756,309
Less accumulated
depreciation              32,498,050    27,788,183     26,128,420
                          ----------    ----------     ----------
                       $  25,495,020  $ 23,112,324  $  23,627,889



Note D Deferred Charges

Deferred charges consist of the following:





                            1998           1997          1996

Intangibles arising
  from acquisitions     $ 2,843,965   $  2,758,965   $ 2,758,965
Software license
  agreements                477,289        448,935       448,935
Debt expense                104,316        117,116       132,645
                          ---------      ---------     ---------
                          3,425,570      3,325,016     3,340,545
Less accumulated
  amortization            1,042,317        803,359       565,263
                          ---------      ---------     ---------
                        $ 2,383,253   $  2,521,657   $ 2,775,282


Note E Notes Payable

The Company has available a line of credit totaling $9,000,000, of which $665,000 was outstanding at year end. The line expires on July 1, 1999 and bears interest at the bank's overnight cost of funds plus .75 percent (6.28 percent at January 2, 1999). The line has no compensating balance requirement. Borrowings under the line of credit are subject to the deed of trust and security agreement outlined in Note G. Average short-term borrowings outstanding during fiscal 1998, 1997 and 1996 were $61,000, $261,000 and $2,099,000 with weighted average interest rates of 5.56 percent, 6.11 percent and 6.11 percent, respectively.


Note F Accrued Expenses

Accrued expenses consist of the following:




                            1998           1997          1996

Salaries, wages
  and commissions       $   299,155   $    895,526   $ 1,477,986
Taxes, other than
  income taxes              257,203        361,040       259,452
Insurance                   276,894        213,465       273,792
Pension                     134,977        158,063       198,272
Customer advances            88,028        887,498        20,144
Other accrued items         327,483        503,258       263,014
                         ----------     ----------    ----------
                        $ 1,383,740   $  3,018,850   $ 2,492,660



Note G Long-Term Debt

Long-term debt consists of the following:


                                   1998          1997          1996
Variable percentage
(weekly tax exempt
interest rate)
Economic Development
Revenue Bond payable
in annual installments
of $200,000 through
November 1, 1999.
Interest is paid
quarterly.                    $    200,000  $    400,000  $    600,000

Unsecured commercial
note payable with
interest payable on
the dates and at
rates provided by
credit agreement,
as amended                      10,000,000    10,000,000    12,000,000
                               -----------   -----------   -----------
                                10,200,000    10,400,000    12,600,000
Less current portion               200,000       200,000     1,400,000
                               -----------   -----------   -----------
                              $ 10,000,000  $ 10,200,000  $ 11,200,000


On November 16, 1989, $2,000,000 of South Carolina Jobs-Economic
Development Authority Adjustable Mode Industrial Development Revenue Bonds were issued in connection with a project by the Company. Under the terms of issuance, the bank provided a letter of credit to support the payment of the bonds.

On July 31, 1997, the Company entered into an agreement to amend its 1995 Revolving Credit/ Term Loan Agreement and prepaid $800,000, reducing the balance owed to $10,000,000. The amendment converted the debt from a five-year term loan, payable in equal quarterly installments, to a $10,000,000 revolving line of credit expiring May 31, 2002. Interest is payable quarterly on the outstanding balance at the lower of the bank's prime rate less .25 percent or LIBOR plus .60 percent. The rate at January 2, 1999 was
5.88 percent. Borrowings are subject to the maintenance of certain financial ratios and certain other restrictive covenants. At January 2, 1999, the Company was not in compliance with one of its covenants for which the Company received a waiver and amendment on March 5, 1999. The amendment calls for an increase in the interest rate to LIBOR plus .80 percent, which may be reduced to .70 percent based upon the achievement of a certain financial ratio.

The Company made interest payments of $664,000 in 1998, $764,000 in 1997 and $958,000 in 1996. Interest expense of approximately $116,000, was capitalized in 1996. The approximate aggregate amount of all long-term debt maturities for the next five years is as follows: 1999 - $200,000; and 2002
- $10,000,000.

Note H Environmental Compliance Costs

At January 2, 1999, the Company has accrued $2,422,000 in remediation costs which, in management's best estimate, will satisfy anticipated costs of known remediation requirements as outlined below. Expenditures related to costs currently accrued are not discounted to their present values and are expected to be made over the next five to seven years. As a result of the evolving nature of the environmental regulations, the difficulty in estimating the extent and remedy of environmental contamination, and the availability and application of technology, the estimated costs for future environmental compliance and remediation are subject to uncertainties and it is not possible to predict the amount or timing of future costs of environmental matters which may subsequently be determined. Subject to the difficulty in estimating future environmental costs, the Company believes that the likelihood of material losses in excess of the amounts recorded is remote.

Prior to 1987, the Company utilized certain products at its chemical facilities that are currently classified as hazardous waste. Testing of the groundwater in the areas of the treatment impoundments at these facilities disclosed the presence of certain contaminants. In addition, several solid waste management units ("SWMUs") at the plant sites have been identified. During the latter part of 1994, the Company completed a reevaluation of its remediation plans including RCRA Facility Investigations which have been submitted for regulatory approval. In 1998 the Company completed an RCRA Facility Investigation at one of its plant sites and based on the results is currently conducting a Corrective Measures Study to be completed in 1999. After completion of the Study, a Corrective Measures Plan specifying remediation procedures to be performed will be submitted for regulatory approval in 1999. At another plant site, the Company is awaiting approval for a Phase II Monitoring Plan, which was completed in 1997. Upon receiving approval, a Corrective Measures Plan will be developed and submitted for regulatory approval. Based on the anticipated results of the studies being performed at the two sites, the Company recorded a special charge of $1,378,000 in the fourth quarter of 1998 to accrue for estimated future remedial, cleanup and monitoring costs.

The Company has identified and evaluated two SWMUs at its plant in Bristol, Tennessee that revealed residual groundwater contamination. In 1994 the Company submitted a Permit Application for Post Closure Care to the TDEC outlining a plan to address the areas identified, and received the Permit in the fourth quarter of 1994. Additional costs of $61,000 were accrued in the fourth quarter of 1998 and $153,000 remains accrued at January 2, 1999 to provide for estimated future remedial, cleanup and monitoring costs as required by the Permit.

The Company has been designated, along with others, as a potentially responsible party under the Comprehensive Environmental Response, Com-pensation, and Liability Act, or comparable state statutes, at three waste disposal sites. It is impossible to determine the ultimate costs related to these sites due to several factors such as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions which may be required, and the determination of the Company's lia-bility in proportion to other responsible parties. However, in management's opinion, these environmental matters should not have a material adverse effect upon the consolidated results of operations or financial position of the Company.

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

Note I Deferred Compensation

 The Company has a deferred compensation agreement with an officer which allows the officer to defer all or a portion of any annual incentive payable to the officer. Amounts deferred are payable upon certain events including retirement, death or termination of the officer, or a change in control of the Company. Interest accrues on amounts deferred, net of estimated income tax benefits deferred by the Company until payments are made, at rates consistent with other invested retirement funds held by the Company in accordance with the agreement. No incentive was deferred in 1998,1997 and 1996. At January 2, 1999, the amounts deferred totaled $801,000, including accrued interest earned in 1998 of $27,000.

The Company has deferred compensation agreements with certain former officers providing for payments for ten years in the event of pre-retirement death or the longer of ten years or life beginning at age 65. The present value of such vested future payments, $549,000 at January 2, 1999, has been accrued.

Note J Shareholders' Rights

On February 4, 1999, the Board of Directors adopted a new Shareholders' Rights Plan (the "Plan") to succeed the Shareholders' Rights Plan expiring on March 26, 1999. Under the terms of the Plan, which expires in March 2009, the Company declared a dividend distribution of one right for each outstanding share to holders of record at the close of business on March 26, 1999. Each Right entitles holders to purchase 2/10 of one share of Common Stock at a price of $25.00 per share. Initially, the Rights are not exercisable and will automatically trade with the Common Stock. Each right only becomes exercisable after a person or group acquires more than 22 percent of the Company's Common Stock, or announces a tender or exchange offer for more than 22 percent of the stock. At that time, each right holder, other than the acquiring person or group, may use the Right to pur-chase $25.00 worth of the Company's Common Stock at one-half of the then market price.


Note K Stock Options

A summary of activity in the Company's stock option plans is as follows:


                         Weighted Average
                          Exercise Price  Outstanding  Available
At December 30, 1995      $  7.02          221,883     162,000

Granted                   $ 18.88           21,000      (21,000)
Exercised                 $  2.63          (88,875)
                            ----------  ----------   ----------
At December 28, 1996      $ 11.17          154,008      141,000

Granted                   $ 15.13          100,500     (100,500)
Exercised                 $  5.74          (15,900)
                           ------       ----------    ---------
At January 3, 1998        $ 13.20          238,608       40,500

Authorized                                              380,000
Expired                                                 (27,000)
Granted                   $ 11.81           16,000      (16,000)
Exercised                 $  1.56           (3,108)
                          -------          -------      -------
At January 2, 1999        $ 13.25           251,500     377,500



The following table summarizes information about stock options outstanding at January 2, 1999:


                                                     ----Exercisable----
                   ---Outstanding Stock Options---  ----Stock Options---

                                --Weighted Average--

                                         Remaining             Weighted
                                         Contractual            Average
                                Exercise  Life in              Exercise
Range of Prices     Shares      Price     Years       Shares     Price

$9.75                72,000      $ 9.75     4.83      72,000     $ 9.75

$11.88 to $14.83     42,000      $12.51     5.49      36,000     $12.56

$18.88               21,000      $18.88     7.32      12,000     $18.88

$15.13              100,500      $15.13     8.32      24,900     $15.13
$10.72 to $13.63     16,000      $11.81     9.52       6,000     $13.63


The Company grants to non-employee directors, officers and key employees options to purchase common stock of the Company under three Plans adopted in 1988, 1994 and 1998. Options were granted through January 28, 1998 under the 1988 Plan. Under the 1994 Plan options may be granted through April 29, 2004, and through April 30, 2008 under the 1998 Plan at a price not less than the fair value on the date of grant. Under the 1988 and 1998 Plans, options may be exercised beginning one year after date of grant at a rate of 20 percent annually on a cumulative basis. Under the 1994 Non-Employee Directors' Plan, options may be exercised at the date of grant. At January 2, 1999, 150,900 shares of the options outstanding were fully exercisable.

The Company has elected to apply the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," (APB No.
25) in the computation of compensation expense. Under APB No. 25's intrinsic value method, compensation expense is determined by computing the excess of the market price of the shares over the exercise price on the measurement date. For the Company's options, the intrinsic value on the measurement date (or grant date) is zero, and no compensation expense is recognized. FASB Statement No. 123 requires the Company to disclose pro forma net income and income per share as if a fair value based accounting method had been used in the computation of compensation expense. The fair value of the options computed under Statement 123 would be recognized over the vesting period of the options. The fair value for the Company's options granted subsequent to December 31, 1994 was estimated at the time the options were granted using the Black Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rate of five percent; dividend yield of two percent; volatility factors of the expected market price of the Company's Common Shares of .747, .487 and .507; and an expected life of the option of seven years. The weighted average fair values on the date of grant were $7.26, $6.99 and $8.97 in 1998, 1997 and 1996, respectively. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The effects of applying Statement 123 may not be representative of the effects on reported net income in future years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The following is the pro forma information for the years ended January 2, 1999, January 3, 1998 and December 28, 1996:


                                   1998         1997          1996
Pro forma net (loss) income     $ (65,000)  $ 5,750,000   $ 7,664,000
Pro forma diluted earnings
  per share                     $   (0.01)  $      0.82   $      1.09


Note L Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company's deferred tax liabilities and assets are as follows at the respective year ends:


(Amount in thousands)                        1998       1997       1996
Deferred tax assets:
  Allowance for doubtful accounts          $    128   $     77   $    74
  Deferred compensation                         476        467       459
  Inventory capitalization                      203        194       198
  Accrued group insurance                        93         53        88
  Environmental reserves                        652        449       586
  Other                                         147         98        89
                                            -------    -------    -------
Total deferred tax assets                     1,699      1,338     1,494

Deferred tax liabilities:
  Tax over book depreciation                  2,507      2,216     1,942
  Prepaid expenses                              379        418       446
  Unrealized gain on investment                 244          -         -
                                            -------    -------    -------
Total deferred tax liabilities                3,130      2,634     2,388
                                            -------    -------    -------
Net deferred tax liabilities               $ (1,431)  $ (1,296)  $  (894)



Significant components of the provision for income taxes attributable to continuing operations are as follows:

Amount in thousands                           1998      1997       1996
Current:
  Federal                                  $    271   $ 2632     $ 3483
  State                                          13      156       208
                                            -------    -------    -------
Total current                                   284     2788       3691

Deferred:
  Federal                                      (236)     379       463
  State                                         (14)     23         29
                                            -------    -------    -------
Total deferred                                 (250)     402       492
                                            -------    -------    -------
Total                                      $     34  $ 3,190    $ 4,183



The reconciliation of income tax attributable to continuing operations computed at the U. S. federal statutory tax rates to income tax expense is:

(Amount in thousands)                    1998            1997            1996
                                 Amount       %     Amount    %     Amount     %

Tax at U.S. Statutory rates      $   33      34.0   $ 3,070   34.0  $ 4,054    34.2
State income taxes, net of
federal tax benefit                   1       1.2       119    1.3      156     1.3
Other, net                            -                   1             (27)   (0.3)
                                -------     -----   -------   ----  -------
Total                            $   34      35.2   $ 3,190   35.3  $ 4,183    35.2


Income tax payments of approximately $729,000, $2,756,000 and $3,683,000 were made in 1998, 1997 and 1996, respectively.

Note M  Benefit Plans

The Company has a 401(k) Employee Stock Ownership Plan covering all non-union employees. Employees may contribute to the Plan up to 20 percent of their salary with a maximum of $10,000 for 1998. Contributions by the employees are invested in one or more funds at the direction of the employee; however, employee contributions cannot be invested in Company stock.

Contributions by the Company are made primarily in Synalloy stock. The Company contributes on behalf of each participant who is eligible a matching contribution equal to a percentage which is determined each year by the Board of Directors. For 1998 the maximum was four percent. The matching contribution is allocated on June 30 and December 31 of each Plan year. Matching contributions of approximately $354,000, $294,000 and $233,000 were made for 1998, 1997 and 1996, respectively. The Company may also make a discretionary contribution, which shall be distributed to all eligible participants regardless of whether they contribute to the Plan. No discretionary contributions have been made to the Plan for 1998, 1997 or 1996.

The Company also contributes to union- sponsored defined contribution retirement plans. Contributions relating to these plans were approximately $484,000, $428,000 and $351,000 for the years ended 1999, 1998 and 1996, respectively.

Note N Contingencies

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

Note O Earnings Per Share


The following table sets forth the computation of basic and diluted earnings per share:

                                          1998          1997          1996
Numerator:
  Net income                          $    62,677   $ 5,840,760   $ 7,686,101


Denominator:
  Denominator for basic earnings
    per share-weighted average
    shares                              6,779,349     6,959,628     7,004,249

  Effect of dilutive securities:
    Employee stock options                 14,528        47,088        53,861
                                        ---------     ---------     ---------

  Denominator for diluted
    earnings per share                  6,793,877     7,006,716     7,058,110

  Basic earnings per share            $      0.01   $      0.84   $      1.10

  Diluted earnings per share          $      0.01   $      0.83   $      1.09


Note P Acquisitions

On August 21, 1998, the Company purchased the common stock of Organic Pigments Corporation with an effective date of July 1, 1998. Organic, located in Greensboro, North Carolina, manufactures aqueous pigment dispersions sold to the textile industry and used in printing inks for use on paper. Total cost of the acquisition was $3,472,000 including retirement of $1,095,000 in bank debt and certain acquisition costs related to the transaction. The Company funded the acquisition with available cash. The acquisition was accounted for by the purchase method of accounting with the purchase price allocated to the underlying assets based on their respective fair values at the date of acquisition. Since the purchase price was approximately equal to the fair value of the net assets acquired, no goodwill was recorded. The Company's consolidated financial statements include the results of Organic from the July 1 effective date. The acquisition did not have a material impact on 1998 operations; therefore, no pro forma data has been presented.

The purchase agreement includes certain contingent payment provisions that provide for additional payments to be made to Organic's shareholders over a three-year period. The contingent payments are based on defined sales and gross profit percentages applied to sales to be received from two potential contracts with customers Organic was negotiating with at the date of the acquisition. A third contingent payment provision would pay Organic's shareholders up to $875,000, payable one-third per year for three years, for a joint venture investment in a manufacturing plant in the Republic of China based on the equity value of the investment after the three- year period. Each payment is calculated for a one year period ending June 30 and payable August 30 for each of the next three years.

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

Note Q Industry Segments

Synalloy Corporation operates in two principal industry segments: metals and chemicals. The Company identifies such segments based on products and services. The Metals Segment consists of Bristol Metals and Whiting Metals, both wholly- owned subsidiaries. The Chemicals Segment consists of Blackman Uhler Chemical Company, a division of the Company, Manufacturers Chemicals and Organic Pigments Corporation, wholly-owned subsidiaries.

The Chemicals Segment manufactures dyes, pigments and auxiliaries for the textile industry and a wide variety of specialty chemicals for the textile, chemical, paper, metals, petroleum and pharmaceutical industries. The Metals Segment manufactures welded stainless steel pipe and highly specialized products, most of which are custom- produced to individual orders, required for corrosive and high-purity processes used principally by the chemical, petrochemical and pulp and paper industries. Products include piping systems, fittings, tanks, pressure vessels and a variety of other components.

Operating profit is total revenue less operating expenses, excluding interest expense and income taxes. Identifiable assets (all of which are in the United States) are those assets used in operations by each segment. Centralized data processing and accounting expenses are allocated to the Metals Segment and Chemicals Segment based upon estimates of their percentage of usage. Corporate assets consist principally of cash, certain investments, and property and equipment. No single customer or agency (domestic or foreign) accounted for more than ten percent of revenues in 1998, 1997 or 1996.

The Company has a distributorship agreement expiring December 31, 1999 with the company supplying about 86 percent of the products that produced about 24 percent of the Chemicals Segment's sales in 1998. The supplier has been the principal source of these products since 1985. Although the Company believes that this supplier will continue to be a source of these products in the future, there is no assurance of this. Loss of this supplier would have a materially adverse short-term effect on the Company's sales and net income. However, management believes that if the agreement with this supplier is not continued in the future, other suppliers could be found to replace most of the products.

In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which the Company has adopted in the current year. The adoption of Statement 131 did not affect results of operations or financial position.


Segment information:

(Amounts in thousands)                    1998         1997         1996
Net sales
   Metals                              $   55,368   $   71,192   $   85,027
   Chemicals                               51,889       55,549       41,817
                                        ----------   ----------   ---------
-
Total net sales                        $  107,257   $  126,741   $  126,844

Operating income
   Metals                              $    1,409   $    5,634   $    9,697
   Chemicals                                   24        5,220        3,688
                                        ----------   ----------   ---------
                                            1,433       10,854       13,385

Less unallocated corporate expense            804        1,110        1,363
                                        ----------   ----------   ---------
Operating income                              629        9,744       12,022

Other expense, net                            532          713          153
                                        ----------   ----------   ---------
Income before taxes                    $       97   $    9,031   $   11,869

Identifiable assets
   Metals                              $   32,275   $   37,838   $   41,172
   Chemicals                               35,002       30,211       31,875
   Corporate                                4,097        5,334        3,542
                                        ----------   ----------   ---------
                                       $   71,374   $   73,383   $   76,589

Depreciation and amortization
   Metals                              $    1,515   $    1,504   $    1,331
   Chemicals                                1,843        1,807        1,188
   Corporate                                  155          174          181
                                        ----------   ----------   ---------
                                       $    3,513   $    3,485   $    2,700

Capital expenditures
   Metals                              $      956   $    1,163   $    2,519
   Chemicals                                2,661        1,653        1,299
   Corporate                                   69           38           15
                                        ----------   ----------   ---------
                                       $    3,686   $    2,854   $    3,833

Geographic sales
   United States                       $  101,776   $  118,445   $  117,852
   Elsewhere                                5,481        8,296        8,992
                                        ----------   ----------   ---------
                                       $  107,257   $  126,741   $  126,844



Note R Quarterly Results (unaudited)

The following is a summary of quarterly operations for the years ended
January 2, 1999, January 3, 1998 and December 28, 1996.


                                             Net      Net Income Per
                        Net      Gross      Income    Common Share
(Thousands except      Sales     Profit     (Loss)    Diluted     Basic
  per share data)
 1998
     First Quarter   $ 30,606   $ 3,475   $    597   $     .09  $    .09
     Second Quarter    25,813     2,927        110         .02       .02
     Third Quarter     28,040     3,467        455         .07       .07
     Fourth Quarter    22,798     2,334     (1,100)      (0.16)    (0.16)

 1997
     First Quarter   $ 30,903   $ 4,246   $  1,011   $     .14  $    .14
     Second Quarter    31,205     4,832      1,386         .20       .20
     Third Quarter     31,371     4,875      1,543         .22       .22
     Fourth Quarter    33,262     5,762      1,901         .27       .28

 1996
     First Quarter   $ 36,659   $ 7,429   $  2,922   $     .41  $    .41
     Second Quarter    31,737     5,828      2,119         .30       .30
     Third Quarter     29,405     4,059      1,243         .18       .18
     Fourth Quarter    29,043     3,792      1,402         .20       .20


The Company recorded a special charge of $1,439,000 for environmental remediation costs in the fourth quarter of 1998 which reduced net income by $931,000 or $.14 per share. See Note H for further discussion.

Net income for the fourth quarter of 1996 includes a gain on the sale of an investment of $431,000, or $.06 per share. See Note B.

Note S Subsequent Event

On March 18, 1999, the Company entered into a non binding letter of intent to acquire from Rite Industries Incorporated for cash their southern dye business related to the High Point, North Carolina facility for an estimated purchase price of $13,000,000. Based on current sales, the business is expected to generate annual sales of over $32,000,000.

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

Report Of Independent Auditors

Shareholders and Board of Directors
Synalloy Corporation

We have audited the accompanying consolidated balance sheets of Synalloy Corporation as of January 2, 1999, January 3, 1998 and December 28, 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended January 2, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synalloy Corporation at January 2, 1999, January 3, 1998 and December 28, 1996 and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 2, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Greenville, South Carolina
February 5, 1999,
except for Note S, as to which the date is March 18, 1999.

Item 9 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None


PART III

A definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to regulation 14A of the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended January 2, 1999, is incorporated herein by reference.


Item 10 Directors and Executive Officers of the Registrant

Such information as required by the Securities and Exchange Commission in Regulation S-K is contained in the Company's definitive Proxy Statement in connection with its Annual Meeting to be held April 29, 1999.


Item 11 Executive Compensation

The information with respect to executive compensation and transactions is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934.


Item 12 Security Ownership of Certain Beneficial Owners and Management

The information with respect to security ownership of certain beneficial owners and management is hereby incorporated by reference from the Com-pany's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934.


Item 13 Certain Relationships and Related Transactions

None


Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K


The following documents are filed as a part of this report:


1. Financial Statements: The following consolidated financial statements of Synalloy Corporation are included in Item 8:

Consolidated Balance Sheets at January 2, 1999, January 3, 1998 and December 28, 1996

Consolidated Statements of Income for the years ended January 2, 1999, January 3, 1998 and December 28, 1996

Consolidated Statements of Shareholders' Equity for the years ended January 2, 1999, January 3, 1998 and December 28, 1996

Consolidated Statements of Cash Flows for the years ended January 2, 1999, January 3, 1998 and December 28, 1996

Notes to Consolidated Financial Statements

2. Financial Statements Schedules: The following consolidated financial statements schedule of Synalloy Corporation is included in Item 14(d).

Schedule II - Valuation and Qualifying Accounts for the years ended January 2, 1999, January 3, 1998 and December 28, 1996

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3. Listing of Exhibits:

Exhibit 22 - Subsidiaries of the Registrant

b. Reports on Form 8-K: There were no reports on Form 8-K filed during the fourth quarter of the 1998 fiscal year.

c. Exhibits: The response to this portion of Item 14 is submitted in a separate section of this report.

d. Financial Statements Schedules: The response to this portion of Item 14 is submitted as a separate section of this report.


Schedule 11 Valuation and Qualifying Accounts

              Column A                Column B     Column C         Column D    Column E

                                    Balance at    Charged to       Deductions   Balance
                                     Beginning     Cost and        Describe    at End of
            Description              of Period     Expenses           (1)        Period
Year ended January 2, 1999
Deducted from asset account:
Allowance for doubtful accounts        $219,000     $394,000 (2)     $ 206,000   $362,000

Year ended January 3, 1998
Deducted from asset account:
Allowance for doubtful accounts        $208,000     $279,000         $ 268,000   $219,000

Year ended December 28, 1996
Deducted from asset account:
Allowance for doubtful accounts        $356,000     $237,000 (2)    $ 385,000   $208,000

(1) Allowances, uncollected accounts and credit balances written off against reserve, net of recoveries.

(2) Includes a $25,000 of allowance from the acquisition of Organic
    Pigments Corporation in 1998 and $50,000 of allowance from the acquisition of Manufacturers Chemicals Corporation.


Exhibit 22 Subsidiaries of the Registrant

The Company has six wholly-owned subsidiaries. All subsidiaries are included in the Company's consolidated financial statements. The subsidiaries are as follows:

1. Synalloy Metals, Inc., formerly Bristol Metals, Inc., a Tennessee corporation

2. Whiting Metals, Inc., a South Carolina corporation

3. Manufacturers Soap and Chemical Company, a Tennessee corporation

4. Organic Pigments Corporation, a North Carolina corporation

5. Metchem, Inc., a Delaware corporation

6. Synco International, Inc., a Virgin Islands corporation

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          SYNALLOY CORPORATION

                              Registrant

By	/s/ Cheryl C. Carter		March 26, 1999
		Cheryl C. Carter		Date
		Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By	/s/ James G. Lane, Jr.		March 26, 1999
		James G. Lane, Jr.		          Date
		Chief Executive Officer and
		Chairman of the Board

By	/s/ Gregory M. Bowie		March 26, 1999
		Gregory M. Bowie		          Date
		Vice President, Finance

By	/s/ Glenn R. Oxner			March 26, 1999
		Glenn R. Oxner			          Date
		Director

By	/s/ Sibyl N. Fishburn		March 26, 1999
		Sibyl N. Fishburn		          Date
		Director

By	/s/ Carroll D. Vinson		March 26, 1998
		Carroll D. Vinson		          Date
		Director

By	/s/ Richard E. Ingram		March 26, 1999
		Richard E. Ingram		          Date
		Director