Form 10-Q
period 1999-04-03
SYNALLOY CORP
filed 1999-05-07
CIK 95953

FORM 10-Q

                    	Securities and Exchange Commission
	                          Washington, D. C. 20549

	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934
  (Mark One)

       X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarter ended April 3, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.
                                                  Number of Shares Outstanding
        Title of Class                                As of April 3, 1999
Common Stock, $1.00 Par Value                               6,671,688









	- 1 -



Synalloy Corporation

Index



PART I. 	FINANCIAL INFORMATION


Item  1. 	Financial Statements (unaudited)

            Condensed consolidated balance sheets - April 3, 1999 and January 2, 1999

            Condensed consolidated statements of income - Three months ended April 3, 1999 and April 4, 1998

            Condensed consolidated statements of cash flows - Three months ended April 3, 1999 and April 4 1998

            Notes to condensed consolidated financial statements - April 3,
            1999

            Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.	OTHER INFORMATION

Item  1.		Legal Proceedings

Item  2.		Changes in Securities

Item  3.		Defaults upon Senior Securities

Item  4.		Submission of Matters to a Vote of Security Holders

Item  5.		Other Information

Item  6.		Exhibits and Reports on Form 8-K






















                                       - 2 -

PART 1. FINANCIAL STATEMENTS


Synalloy Corporation
Condensed Consolidated Balance Sheets
                                                   Apr 3, 1999    Jan 2, 1999
                                                   (Unaudited)       (Note)
Assets
Current assets
Cash and cash equivalents                          $   160,225    $   117,658
Accounts receivable, less allowance
   for doubtful accounts                            15,614,850     12,596,592
Inventories
   Raw materials                                     8,252,762      7,502,972
   Work-in-process                                   3,992,701      3,755,147
   Finished goods                                   13,499,043     14,842,842
                                                    ----------     ----------
Total inventories                                   25,744,506     26,100,961

Deferred income taxes                                  192,000        192,000
Prepaid expenses and other current assets              625,076        646,342
                                                    ----------     ----------
Total current assets                                42,336,657     39,653,553

Cash value of life insurance                         2,046,926      2,025,984
Investment                                           1,092,117      1,026,117
Property, plant & equipment, net of accumulated
   depreciation of $33,433,000 and $32,498,000      25,999,003     25,495,020
Deferred charges and other assets                    3,106,125      3,173,788
                                                    ----------     ----------
Total assets                                       $74,580,828    $71,374,462
                                                    ==========     ==========
Liabilities and Shareholders' Equity
Current liabilities
Notes payable                                      $ 2,672,000    $   665,000
Accounts payable                                     8,250,385      7,882,778
Income taxes                                           741,609            -
Accrued expenses                                     1,880,729      1,383,740
Current portion of environmental reserves              575,650        575,650
Current portion of long-term debt                      200,000        200,000
                                                    ----------     ----------
Total current liabilities                           14,320,373     10,707,168

Long-term debt, less current portion                10,000,000     10,000,000
Environmental reserves                               1,742,038      1,846,550
Deferred compensation                                1,349,520      1,349,940
Deferred income taxes                                1,646,000      1,623,000
Contingencies

Shareholders' equity
   Common stock, par value $1 per share -
       authorized and issued 8,000,000 shares        8,000,000      8,000,000
   Capital in excess of par value                        9,491          9,491
   Retained earnings                                49,687,736     49,687,391
   Accumulated other comprehensive income              496,000        453,000
   Less cost of Common Stock in treasury           (12,670,330)   (12,302,078)
                                                    ----------     ----------
Total shareholders' equity                          45,522,897     45,847,804
                                                    ----------     ----------
Total liabilities and shareholders' equity         $74,580,828    $71,374,462
                                                    ==========     ==========

Note: The balance sheet at January 2, 1999 has been derived from the audited financial statements at that date. See accompanying notes to condensed consolidated financial statements

                                       -3 -

Synalloy Corporation
Condensed Consolidated Statements of Income

(Unaudited)                                            Three Months Ended
                                                   Apr 3, 1999    Apr 4, 1998

Net sales                                          $27,645,297    $30,605,926

Cost of sales                                       24,274,218     27,131,096
                                                    ----------     ----------

Gross profit                                         3,371,079      3,474,830

Selling, general and administrative expense          2,689,530      2,407,979
                                                    ----------     ----------

Operating income                                       681,549      1,066,851

Other (income) and expense
  Interest expense                                     159,753        166,515
  Other, net                                             3,171        (24,055)
                                                    ----------     ----------

Income before taxes                                    518,625        924,391

Provision for income taxes                             182,000        327,000
                                                    ----------     ----------

Net income                                         $   336,625    $   597,391
                                                    ==========     ==========

Net income per common share
    Basic                                                 $.05           $.09
                                                           ===            ===
    Diluted                                               $.05           $.09
                                                           ===            ===

Dividends paid per common share                           $.05           $.10
                                                           ===            ===
Average shares outstanding
    Basic                                            6,722,468      6,836,474
                                                     =========      =========
    Diluted                                          6,722,468      6,868,700
                                                     =========      =========

See accompanying notes to condensed consolidated financial statements


Synalloy Corporation
Condensed Consolidated Statements of Cash Flows

(Unaudited)                                             Three Months Ended
                                                    Apr 3, 1999    Apr 4, 1998

Operating activities
 Net income                                        $   336,625    $   597,391
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation expense                               993,883        853,993
    Amortization of deferred charges                    67,663         64,656
    Deferred compensation                                 (420)          (420)
    Provision for losses on accounts receivable        126,260         34,744
    Loss (gain) on sale of property,
      plant and equipment                                7,981           (233)
    Cash value of life insurance                       (20,942)       (19,890)
    Environmental reserves                            (104,512)       (91,739)
    Changes in operating assets and liabilities:
     Accounts receivable                            (3,144,518)    (2,178,187)
     Inventories                                       356,455      1,047,397
     Other assets                                       (1,734)        (6,983)
     Accounts payable and accrued expenses             832,515      1,425,424
     Income taxes payable                              796,690        370,549
                                                    ----------     ----------
Net cash provided by operating activities              245,946      2,096,702

Investing activities
 Purchases of property, plant and equipment         (1,515,347)      (646,125)
 Proceeds from sale of property,
   plant and equipment                                   9,500            233
                                                    ----------     ----------
Net cash used in investing activities               (1,505,847)      (645,892)

Financing activities
 Proceeds from revolving lines of credit             7,643,000        152,000
 Payments on revolving lines of credit              (5,636,000)      (152,000)
 Proceeds from exercised stock options                     -            4,837
 Purchases of treasury stock                          (368,251)    (1,493,000)
 Dividends paid                                       (336,281)      (684,893)
                                                    ----------     ----------
Net cash provided by (used in)
  financing activities                               1,302,468     (2,173,056)
                                                    ----------     ----------
Increase (decrease) in cash and cash equivalents        42,567       (722,246)

Cash and cash equivalents at beginning of year         117,658      1,602,543
                                                    ----------     ----------
Cash and cash equivalents at end of period         $   160,225    $   880,297
                                                    ==========     ==========

See accompanying notes to condensed consolidated financial statements


Synalloy Corporation
Notes To Condensed Consolidated Financial Statements
(Unaudited)

April 3, 1999

NOTE 1--BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 3, 1999, are not necessarily indicative of the results that may be expected for the year ending January 1, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended January 2, 1999.

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

NOTE 4--COMPREHENSIVE INCOME
Comprehensive income was $43,000, net of deferred income taxes of $23,000 for the three months ended April 3, 1999. Comprehensive income consists of unrealized gains and losses on the Company's foreign equity investment, and is recorded in Shareholders' Equity.

NOTE 5--SEGMENT INFORMATION

(Dollar amounts are in thousands.)              Three Months Ended
                                             Apr 3, 1999  Apr 4, 1998
Net sales
   Metals Segment                             $ 13,601     $ 17,426
   Chemicals Segment                            14,044       13,180
                                               -------      -------
                                              $ 27,645     $ 30,606
                                               =======      =======
Operating income
   Metals Segment                             $    407     $    750
   Chemicals Segment                               500          551
                                               -------      -------
                                                   907        1,301
Unallocated expenses
   Corporate                                       225          235
   Interest and debt expense,
       net of interest income                      163          142
                                               -------      -------
Income before income taxes                    $    519     $    924
                                               =======      =======


Synalloy Corporation

Management's Discussion And Analysis Of Financial Condition
And Results Of Operations


The following is management's discussion of certain significant factors that affected the Company during the quarter ended April 3, 1999. (Dollar amounts are in thousands except for per share data.)

Consolidated sales for the quarter were down, decreasing ten percent compared to the same period one year ago. Consolidated net income declined 44 percent to $337 for the quarter, or $.05 per share, compared to the same period one year ago. However, on a sequential basis sales were up 21 percent and net income showed improvement over the modest loss, before an environmental charge, suffered in the last quarter of 1998.

Chemicals Segment sales increased seven percent from a year earlier because of the acquisition of Organic Pigments effective July 1, 1998. Without this acquisition sales would have been down nine percent. Weak sales are directly related to the continuing downsizing of the domestic textile industry because of cheap imports. Operating income was down nine percent as the result of intensely competitive conditions in markets for textile colors and chemicals. Declining prices of these products generated inventory losses and weak demand led to lower profit margins. Specialty chemicals performed well during the quarter with improved sales and profits compared to the prior year. The Company is pursuing several projects that have the potential to provide momentum for the future. Management is hopeful that some of these possibilities will materialize during 1999.

Metals Segment sales in the first quarter were down 22 percent from a year earlier and operating income declined 46 percent. The sales decline resulted from a four percent decrease in unit volumes, an 11 percent decline in commodity pipe prices, and a change in product mix, with a lower percentage of sales from piping systems and process equipment. The lower operating income was caused by the sales decline, inventory losses suffered because of declining prices and competitive conditions exacerbated by cheap imports. The backlog for piping systems and process equipment ended the first quarter at $23,400 which is up $17,000 from a year earlier. This product group has operated at extremely low levels for the past year but should start to generate much higher sales by the third quarter of this year.

Selling and administrative expense for the quarter was up 12 percent from the same period last year because of the addition of the selling and administrative expenses of Organic Pigments.

Cash flows from operations totaled $246 during the first three months of 1999 compared to $2,097 generated during the same period one year ago. The decline came primarily from two factors. Accounts receivable increased $3,145 in the first quarter from an unusually low level existing at January 2, 1999, due to the increase in sales experienced in the quarter compared to the fourth quarter of 1998. In 1998, the increase in accounts receivable for the quarter totaled $2,178. In addition, inventories declined $356 during the quarter compared to a decline of $1,047 occurring in the first quarter of 1998. The Company purchased 53,925 shares of the Company's common stock for $368 during the quarter. The Company expects that available cash and existing lines of credit will be sufficient to meet normal operating requirements, including capital expenditures and payment of dividends over the near term.

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

            The following exhibits are included herein:
            None

            The Company did not file any reports on Form 8-K during the three months ended April 3, 1999

Synalloy Corporation

	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                								SYNALLOY CORPORATION
									                   (Registrant)



Date:		May 7, 1999 			    /s/    James G. Lane, Jr.
                   							James G. Lane, Jr., Chairman and
							                   Chief Executive Officer



Date: 	May 7, 1999 			    /s/    Gregory M. Bowie
                  								Gregory M. Bowie
							                   Vice President, Finance