Form 10-Q
period 1999-07-03
SYNALLOY CORP
filed 1999-08-06
CIK 95953

FORM 10-Q

                      Securities and Exchange Commission
                          Washington, D. C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
  (Mark One)

       X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarter ended July 3, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.
                                                  Number of Shares Outstanding
        Title of Class                                As of July 3, 1999
Common Stock, $1.00 Par Value                               6,576,688

Synalloy Corporation

Index



PART I.     FINANCIAL INFORMATION


Item  1.    Financial Statements (unaudited)

            Condensed consolidated balance sheets - July 3, 1999 and January 2, 1999

            Condensed consolidated statements of income - Three and six months ended July 3, 1999 and July 4, 1998

            Condensed consolidated statements of cash flows - Six months ended July 3, 1999 and July 4, 1998

            Notes to condensed consolidated financial statements - July 3,
            1999

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

PART 1. FINANCIAL STATEMENTS

Synalloy Corporation
Condensed Consolidated Balance Sheets
                                                   Jul 3, 1999    Jan 2, 1999
                                                   (Unaudited)       (Note)
Assets
Current assets
Cash and cash equivalents                          $     5,307    $   117,658
Accounts receivable, less allowance
   for doubtful accounts                            14,522,316     12,596,592
Inventories
   Raw materials                                     8,439,568      7,502,972
   Work-in-process                                   4,482,184      3,755,147
   Finished goods                                   13,661,307     14,842,842
Total inventories                                   26,583,059     26,100,961

Deferred income taxes                                  192,000        192,000
Prepaid expenses and other current assets              569,182        646,342
Total current assets                                41,871,864     39,653,553

Cash value of life insurance                         2,029,840      2,025,984
Investment                                             902,117      1,026,117
Property, plant & equipment, net of accumulated
   depreciation of $34,183,000 and $32,498,000      25,409,426     25,495,020
Deferred charges and other assets                    3,370,151      3,173,788

Total assets                                       $73,583,398    $71,374,462

Liabilities and Shareholders' Equity
Current liabilities
Notes payable                                      $       -      $   665,000
Accounts payable                                    10,868,640      7,882,778
Income taxes                                           597,709            -
Accrued expenses                                     2,040,185      1,383,740
Current portion of environmental reserves              575,650        575,650
Current portion of long-term debt                      200,000        200,000
Total current liabilities                           14,282,184     10,707,168

Long-term debt, less current portion                10,000,000     10,000,000
Environmental reserves                               1,619,468      1,846,550
Deferred compensation                                1,361,259      1,349,940
Deferred income taxes                                1,580,000      1,623,000
Contingencies

Shareholders' equity
 Common stock, par value $1 per share - authorized
  12,000,000 at July 3,1999 and 8,000,000 shares
  at January 2, 1999; issued 8,000,000 shares        8,000,000      8,000,000
 Capital in excess of par value                          9,491          9,491
 Retained earnings                                  49,684,637     49,687,391
 Accumulated other comprehensive income                372,000        453,000
 Less cost of Common Stock in treasury             (13,325,641)   (12,302,078)
Total shareholders' equity                          44,740,487     45,847,804

Total liabilities and shareholders' equity         $73,583,398    $71,374,462

Note: The balance sheet at January 2, 1999 has been derived from the audited financial statements at that date. See accompanying notes to condensed consolidated financial statements

Synalloy Corporation
Condensed Consolidated Statements of Income

(Unaudited)                  Three Months Ended          Six Months Ended
                         Jul 3, 1999   Jul 4, 1998   Jul 3, 1999   Jul 4, 1998

Net sales               $28,291,775   $25,812,612   $55,937,072   $56,418,538

Cost of sales            24,960,327    22,885,753    49,234,545    50,016,849

Gross profit              3,331,448     2,926,859     6,702,527     6,401,689

Selling, general and
  administrative expense  2,718,925     2,657,870     5,408,455     5,065,849

Operating income            612,523       268,989     1,294,072     1,335,840

Other (income) and expense
  Interest expense          196,028       163,170       355,781       329,685
  Other, net                (86,241)      (62,811)      (83,070)      (86,866)

Income before taxes         502,736       168,630     1,021,361     1,093,021

Provision for income tax    177,000        59,000       359,000       386,000

Net income              $   325,736   $   109,630   $   662,361   $   707,021

Net income per common share
    Basic                      $.05          $.02          $.10          $.10

    Diluted                    $.05          $.02          $.10          $.10


Dividends paid per common      $.05          $.10          $.10          $.19

Average shares outstanding
    Basic                 6,584,311     6,785,929     6,653,390     6,811,202

    Diluted               6,589,950     6,809,722     6,662,217     6,839,491


See accompanying notes to condensed consolidated financial statements.



















                                      - 4 -

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows

(Unaudited)                                           Six Months Ended
                                                 Jul 3, 1999    Jul 4, 1998
Operating activities
  Net income                                      $  662,361     $  707,021
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation expense                         1,954,095      1,678,438
      Amortization of deferred charges               136,301        129,785
      Deferred compensation                           11,319         12,668
      Provision for losses on accounts receivable    291,885         99,044
      Loss (gain) on sale of property, plant and
         equipment                                     5,864           (233)
      Cash value of life insurance                    (3,856)       (39,780)
      Environmental reserves                        (227,082)      (167,160)
      Changes in operating assets and liabilities:
        Accounts receivable                       (2,217,609)     1,976,430
        Inventories                                 (482,098)     1,559,654
        Other assets                                  59,496        (51,731)
        Accounts payable and accrued expenses      3,544,226      1,313,719
        Income taxes payable                         652,790       (219,651)

Net cash provided by operating activities          4,387,692      6,998,204

Investing activities
  Purchases of property, plant and equipment      (1,896,989)    (1,086,164)
  Proceeds from sale of property, plant and
    equipment                                         22,624            233
  (Increase) decrease in notes receivable           (272,000)           -

Net cash used in investing activities             (2,146,365)    (1,085,931)

Financing activities
  Proceeds from revolving lines of credit         15,949,000        152,000
  Payments on revolving lines of credit          (16,614,000)      (152,000)
  Proceeds from exercised stock options                  -            4,837
  Purchases of treasury stock                     (1,023,562)    (1,493,000)
  Dividends paid                                    (665,116)    (1,363,987)

Net cash used in financing activities             (2,353,678)    (2,852,150)

(Decrease) increase in cash and cash equivalents    (112,351)     3,060,123

Cash and cash equivalents at beginning of year       117,658      1,602,543

Cash and cash equivalents at end of period        $    5,307     $4,662,666

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Notes To Condensed Consolidated Financial Statements
(Unaudited)

July 3, 1999

NOTE 1--BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended July 3, 1999, are not necessarily indicative of the results that may be expected for the year ending January 1, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended January 2, 1999.

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

NOTE 4--COMPREHENSIVE INCOME
Comprehensive income was $202,000 and $581,000 for the three and six months ended July 3, 1999, respectively. Comprehensive income consists of net income plus unrealized losses on the Company's foreign equity investment, of $124,000 and $81,000, net of deferred income taxes of $66,000 and $43,000 for the three and six months ended July 3, 1999, respectively, and is recorded in Shareholders' Equity.

NOTE 5--SEGMENT INFORMATION
(Dollar amounts are in thousands)
                           Three Months Ended             Six Months Ended
                        Jul 3, 1999  Jul 4, 1998      Jul 3, 1999  Jul 4, 1998
  Net sales
    Metals Segment       $ 15,162     $ 13,673         $ 28,763     $ 31,099
    Chemicals Segment      13,130       12,140           27,174       25,320
                         $ 28,292     $ 25,813         $ 55,937     $ 56,419

  Operating income
    Metals Segment       $    735     $    290         $  1,142     $  1,040
    Chemicals Segment         130          201              630          752
                              865          491            1,772        1,792
  Unallocated expenses
    Corporate                 278          221              503          456
    Interest and debt
      expense, net of
      interest income          85          101              248          243
  Income before
    income taxes         $    502     $    169         $  1,021     $  1,093

Synalloy Corporation

Management's Discussion And Analysis Of Financial Condition
And Results Of Operations


The following is management's discussion of certain significant factors that affected the Company during the quarter ended July 3, 1999. (Dollar amounts are in thousands except for per share data.)

Consolidated sales for the quarter increased 10 percent and decreased one percent year to date compared to the same periods one year ago. Consolidated net income increased to $326 from $110 for the quarter and declined six percent to $662 from $707 year to date, respectively, compared to the same periods one year ago.

Metals Segment sales increased 11 percent and declined eight percent in the quarter and year to date, respectively. In spite of a 12 percent decline in average selling prices compared to last year's second quarter, a strong 26 percent increase in unit volumes produced the improvement in dollar sales.
The average price decline was driven by lower stainless steel costs and competitive pressure from cheap imports of stainless pipe. Operating income was up 153 percent because of improved results from piping systems and process equipment which more than offset a profit decline from stainless pipe.

On July 7, 1999, the International Trade Commission voted to impose antidumping and countervailing duties ranging up to 59 percent on imports of stainless steel sheet and strip in coils from eight countries. This triggered an announcement of a seven percent price increase effective July 19, 1999 by most U.S. stainless producers. The Company is in the process of preparing a new price sheet that will raise pipe prices about seven percent. Management believes this signals a reversal of the relentless decline that has driven stainless pipe prices down 50 percent since 1995. However, only time will tell if these price increases will hold up in the market place.

The $22,700,000 backlog of piping systems and process equipment at July 3, 1999 is over four times the level of a year earlier. This backlog is expected to be completed over the next six quarters and provides a foundation for good operating results from these products over that time period.

Chemicals Segment sales increased eight and seven percent in the quarter and year to date, respectively. The acquisition of Organic Pigments effective July 1, 1998 led to the increase in second quarter sales. Excluding the acquisition, sales were down nine percent. Operating income declined 35 and 16 percent in the quarter and year to date, respectively. The declines in operating income reflect the poor results from textile colors that continue to mirror the negative conditions in the domestic textile industry. Specialty chemicals results were about the same as a year earlier.

The startup of a sizeable agricultural product toll agreement has been delayed due to problems encountered in the transition from pilot to plant equipment. Management believes that corrective actions now being taken will result in the successful production of this product before year end. The Company has recently reached an agreement with an international chemical company that should lead to the largest contract processing project ever obtained by the Company. Production is scheduled to begin late this year. These two activities will have little effect on 1999 but are expected to contribute significantly to sales and profits thereafter. In spite of the dismal state of the domestic color business, the Company is pursuing several initiatives it believes will enhance future financial performance from these products.

Synalloy Corporation

Management's Discussion And Analysis Of Financial Condition
And Results Of Operations - Continued


Selling and administrative expense for the quarter and year to date were 10 percent of consolidated sales, respectively, compared to last year's 10 and nine percent.

Cash flows from operations totaled $4,388 during the first six months of 1999 compared to $6,998 generated during the same period one year ago. The decrease in cash flows came primarily from increases in accounts receivable and inventories, offset by an increase in accounts payable totaling $845 in 1999, compared to a $4,850 change from the same accounts in 1998. The decrease was offset by the $872 increase in income taxes payable form 1998 to 1999. The Company used part of the cash flows generated in 1999 to purchase in 148,925 shares of the Company's common stock for $1,024. The Company expects that available cash and existing lines of credit will be sufficient to meet normal operating requirements, including capital expenditures and payment of dividends over the near term.

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


            A. The Annual Meeting of Shareholders was held April 29, 1999 at the offices of the Company.

            B. The following individuals were elected as directors at the
               Annual Meeting:
                                          Votes For         Votes Withheld
                 1.James G. Lane, Jr.     5,965,632              50,295
                 2.Sibyl N. Fishburn      5,915,438             100,489
                 3.Richard E. Ingram      5,965,193              50,734
                 4.Glenn R. Oxner         5,915,654             100,273
                 5.Carroll D. Vinson      5,915,654             100,273

            C. The proposal to amend Article IV of the Certificate of
               Incorporation to increase authorized shares from 8,000,000 to 12,000,000, par value $1.00 was approved by a vote of 5,892,864 for, 86,988 against and 36,075 abstentions.

            D. Ernst & Young LLP, independent certified accountants, were selected as independent auditors for the fiscal year ending January 1, 2000 by a vote of 5,977,562 for, 8,338 against and 30,027 abstentions.

Item  5.    Other Information
            None

Item  6.    Exhibits And Reports On Form 8-K

            The following exhibits are included herein:
            None

            The Company did not file any reports on Form 8-K during the three months ended July 3, 1999

Synalloy Corporation

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               SYNALLOY CORPORATION
                                                   (Registrant)



Date:    August 6, 1999                     /s/    James G. Lane, Jr.
                                            James G. Lane, Jr., Chairman and
                                                Chief Executive Officer



Date:    August 6, 1999                     /s/    Gregory M. Bowie
                                                   Gregory M. Bowie
                                                Vice President, Finance