Form 10-Q
period 1999-10-02
SYNALLOY CORP
filed 1999-11-05
CIK 95953

FORM 10-Q

                      Securities and Exchange Commission
                          Washington, D. C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
  (Mark One)

       X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarter ended October 2, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.
                                                  Number of Shares Outstanding
        Title of Class                                As of October 2, 1999
Common Stock, $1.00 Par Value                               6,558,088

Synalloy Corporation

Index



PART I.     FINANCIAL INFORMATION


Item  1.    Financial Statements (unaudited)

            Condensed consolidated balance sheets - October 2, 1999 and January 2, 1999

            Condensed consolidated statements of income - Three and nine months ended October 2, 1999 and October 3, 1998

            Condensed consolidated statements of cash flows - Nine months ended October 2, 1999 and October 3, 1998

            Notes to condensed consolidated financial statements - October 2,
            1999

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

PART 1. FINANCIAL STATEMENTS

Synalloy Corporation
Condensed Consolidated Balance Sheets
                                                   Oct 2, 1999    Jan 2, 1999
                                                   (Unaudited)      (Note)
Assets
Current assets
Cash and cash equivalents                          $     4,955    $   117,658
Accounts receivable, less allowance
   for doubtful accounts                            18,504,786     12,596,592
Inventories
   Raw materials                                     8,977,648      7,502,972
   Work-in-process                                   6,297,682      3,755,147
   Finished goods                                   12,621,067     14,842,842
Total inventories                                   27,896,397     26,100,961

Deferred income taxes                                  192,000        192,000
Prepaid expenses and other current assets              304,157        646,342
Total current assets                                46,902,295     39,653,553

Cash value of life insurance                         2,054,053      2,025,984
Investment                                           1,132,117      1,026,117
Property, plant & equipment, net of accumulated
   depreciation of $35,128,000 and $32,498,000      25,220,095     25,495,020
Deferred charges and other assets                    3,296,079      3,173,788

Total assets                                       $78,604,639    $71,374,462

Liabilities and Shareholders' Equity
Current liabilities
Notes payable                                      $ 2,346,000    $   665,000
Accounts payable                                    11,910,445      7,882,778
Income taxes                                           926,238            -
Accrued expenses                                     2,834,794      1,383,740
Current portion of environmental reserves              575,650        575,650
Current portion of long-term debt                      200,000        200,000
Total current liabilities                           18,793,127     10,707,168

Long-term debt, less current portion                10,000,000     10,000,000
Environmental reserves                               1,524,490      1,846,550
Deferred compensation                                1,360,839      1,349,940
Deferred income taxes                                1,660,000      1,623,000
Contingencies

Shareholders' equity
 Common stock, par value $1 per share - authorized
  12,000,000 at October 2,1999 and 8,000,000 shares
  at January 2, 1999; issued 8,000,000 shares        8,000,000      8,000,000
 Capital in excess of par value                          9,491          9,491
 Retained earnings                                  50,186,334     49,687,391
 Accumulated other comprehensive income                522,000        453,000
 Less cost of Common Stock in treasury             (13,451,642)   (12,302,078)
Total shareholders' equity                          45,266,183     45,847,804

Total liabilities and shareholders' equity         $78,604,639    $71,374,462

Note: The balance sheet at January 2, 1999 has been derived from the audited financial statements at that date. See accompanying notes to condensed consolidated financial statements

Synalloy Corporation
Condensed Consolidated Statements of Income

(Unaudited)                 Three Months Ended          Nine Months Ended
                         Oct 2, 1999   Oct 3, 1998   Oct 2, 1999   Oct 3, 1998

Net sales               $31,024,054   $28,039,905   $86,961,126   $84,458,443

Cost of sales            26,424,178    24,572,533    75,658,723    74,589,382

Gross profit              4,599,876     3,467,372    11,302,403     9,869,061

Selling, general and
  administrative expense  3,159,168     2,601,482     8,567,623     7,667,331

Operating income          1,440,708       865,890     2,734,780     2,201,730

Other (income) and expense
  Interest expense          179,836       181,207       535,617       510,892
  Other, net                (19,661)      (19,711)     (102,731)     (106,577)

Income before taxes       1,280,533       704,394     2,301,894     1,797,415

Provision for income tax    450,000       249,000       809,000       635,000

Net income              $   830,533   $   455,394   $ 1,492,894   $ 1,162,415

Net income per common share
    Basic                      $.13          $.07          $.23          $.17

    Diluted                    $.13          $.07          $.23          $.17

Dividends paid per
  Common share                 $.05          $.10          $.15          $.30

Average shares outstanding
    Basic                 6,576,279     6,769,363     6,627,686     6,797,255

    Diluted               6,576,279     6,776,879     6,629,974     6,818,881


See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows

(Unaudited)                                           Nine Months Ended
                                                  Oct 2, 1999    Oct 3, 1998
Operating activities
  Net income                                     $ 1,492,894    $ 1,162,415
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation expense                         2,921,634      2,587,821
      Amortization of deferred charges               195,939        195,593
      Deferred compensation                           10,899         19,113
      Provision for losses on accounts receivable    594,107        206,538
      Loss on sale of property, plant and equipment    5,864         10,401
      Cash value of life insurance                   (28,069)       (64,926)
      Environmental reserves                        (322,060)      (239,022)
      Changes in operating assets and liabilities:
        Accounts receivable                       (6,502,301)       159,172
        Inventories                               (1,795,436)     1,074,255
        Other assets                                 223,955        305,262
        Accounts payable and accrued expenses      5,460,640      1,952,273
        Income taxes payable                         981,319        (39,400)

Net cash provided by operating activities          3,239,385      7,329,495

Investing activities
  Purchases of property, plant and equipment      (2,675,197)    (1,766,714)
  Proceeds from sale of property,
    plant and equipment                               22,624          9,818
  Acquisitions, net of cash                              -       (3,456,799)
  Increase in note receivables                     (237,000)           -

Net cash used in investing activities             (2,889,573)    (5,213,695)

Financing activities
  Proceeds from revolving lines of credit         25,357,000        852,000
  Payments on revolving lines of credit          (23,676,000)      (317,000)
  Proceeds from exercised stock options                  -            4,838
  Purchases of treasury stock                     (1,149,565)    (1,999,219)
  Dividends paid                                    (993,950)    (2,042,580)

Net cash used in financing activities               (462,515)    (3,501,961)

(Decrease) increase in cash and cash equivalents    (112,703)    (1,386,161)

Cash and cash equivalents at beginning of year       117,658      1,602,543

Cash and cash equivalents at end of period       $     4,955    $   216,382

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Notes To Condensed Consolidated Financial Statements
(Unaudited)

October 2, 1999

NOTE 1--BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended October 2, 1999, are not necessarily indicative of the results that may be expected for the year ending January 1, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended January 2, 1999.

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

NOTE 4--COMPREHENSIVE INCOME
Comprehensive income was $981,000 and $1,562,000 for the three and nine months ended October 2, 1999, respectively. Comprehensive income consists of net income plus unrealized gains on the Company's foreign equity investment, of $150,000 and $69,000, net of deferred income taxes of $80,000 and $37,000 for the three and nine months ended October 2, 1999, respectively, and is recorded in Shareholders' Equity.

NOTE 5--SEGMENT INFORMATION

(Dollar amounts are in thousands.)
                           Three Months Ended             Nine Months Ended
                        Oct 2, 1999  Oct 3, 1998      Oct 2, 1999  Oct 3, 1998
  Net sales
    Metals Segment       $ 17,984     $ 13,328         $ 46,747     $ 44,427
    Chemicals Segment      13,040       14,712           40,214       40,031
                         $ 31,024     $ 28,040         $ 86,961     $ 84,458

  Operating income
    Metals Segment       $  1,575     $    191         $  2,717     $  1,231
    Chemicals Segment          86          865              716        1,617
                            1,661        1,056            3,433        2,848
  Unallocated expenses
    Corporate                 200          190              703          646
    Interest and debt
      expense, net of
      interest income         180          162              428          405
  Income before
    income taxes         $  1,281     $    704         $  2,302     $  1,797

Synalloy Corporation

Management's Discussion And Analysis Of Financial Condition
And Results Of Operations


The following is management's discussion of certain significant factors that affected the Company during the quarter ended October 2, 1999. (Dollar amounts are in thousands except for per share data.)

Consolidated sales for the quarter increased 11 and three percent year to date compared to the same periods one year ago as improving conditions in the Metals Segment more than offset continued deterioration in the textile color business during the third quarter. Consolidated net income increased 82 and 28 percent for the quarter and year to date, respectively, compared to the same periods one year ago.

Metals Segment sales increased 35 and five percent in the quarter and year to date, respectively. Operating income increased 723 and 121 percent in the quarter and year to date, respectively. A strong 34 percent increase in unit volumes in the third quarter was largely responsible for the increase in dollar sales. After four years of unrelenting declines that brought stainless pipe prices down to about one-half of the high reached during 1995, the third quarter ended with prices about 15 percent above their 1999 lows. If this trend toward higher prices is supported in the market place, sales and profits from stainless pipe should continue to improve.

The piping systems business has improved dramatically from a year ago. The backlog for these products, $23,900 at October 2, 1999, is at a healthy level that should produce good operating results through the end of next year.

Chemicals Segment sales decreased 11 percent in the quarter compared to the same quarter last year, and year to date sales were slightly above last year's total. Operating income declined 90 and 56 percent in the quarter and year to date, respectively. Reduced demand coupled with lower prices for textile colors led to the declines. As foreign sourcing of dyes for the domestic textile industry has become more pervasive, sales prices have plummeted to levels that in many cases defy economic logic. Under these adverse conditions, the company is focusing its efforts on the products and customers where it can best compete effectively. Management's strategy of developing specialty chemical sales to reduce the segment's dependence on textile colors has continued to show progress. Non textile color products now represent almost one-half of sales and are expected to grow substantially next year.

Selling and administrative expenses for the quarter and year to date were 10 percent of consolidated sales compared to last year's quarter and year to date totals of nine percent. The increase in expense came from increases in profit-based incentives and the allowance for doubtful accounts to establish reserves against several potentially uncollectible receivable accounts.

Synalloy Corporation

Management's Discussion And Analysis Of Financial Condition
And Results Of Operations - Continued


Cash flows from operations totaled $3,239 during the first nine months of 1999 compared to $7,329 generated during the same period one year ago. The decrease in cash flows came primarily from increases in accounts receivable and inventories, offset by an increase in accounts payable totaling $2,837 in 1999, compared to a $3,186 decrease from the same accounts in 1998. The decrease was offset by the $1,020 increase in income taxes payable from 1998 to 1999. The Company used part of the cash flows generated in 1999 to purchase in 167,525 shares of the Company's common stock for $1,149. The Company expects that available cash and existing lines of credit will be sufficient to meet normal operating requirements, including capital expenditures and payment of dividends over the near term.

On October 22, 1999, the Company purchased 260,000 shares of its common stock at $6.25 per share, for a total purchase price of $1,625. The purchase completes the previously announced stock repurchase program and represents about four percent of the outstanding shares.


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

            The following exhibits are included herein:
            None

            The Company did not file any reports on Form 8-K during the three months ended October 2, 1999

Synalloy Corporation

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               SYNALLOY CORPORATION
                                                   (Registrant)



Date:    November 5, 1999                     /s/    James G. Lane, Jr.
                                            James G. Lane, Jr., Chairman and
                                                Chief Executive Officer



Date:    November 5, 1999                     /s/    Gregory M. Bowie
                                                   Gregory M. Bowie
                                                Vice President, Finance