Form 10-K
period 2000-01-01
SYNALLOY CORP
filed 2000-03-30
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                                Form 10-K
            X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED JANUARY 1, 2000

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
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: (864) 585-3605

Securities registered pursuant to           Name of each exchange on which
Section 12(b) of the Act:		                          registered:
   	None	                                    Nasdaq National Market System
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

                            Yes X            No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing price of February 25, 2000, the aggregate market value of common stock held by non-affiliates of the registrant was $47.2 million. The number of common shares outstanding of the registrant's common stock as of February 25, 2000 was 6,291,061.

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

In 1997 Bristol began producing carbon piping systems from pipe purchased outside since Bristol does not manufacture carbon pipe. The Company entered the carbon pipe fabrication business in order to enhance the stainless fabrication business by quoting inquiries that require both types of piping systems.

In order to establish stronger business relationships, only a few raw material suppliers are used. Three suppliers furnish more than one-half of total dollar purchases of raw materials. However, raw materials are readily available from a number of different sources and the Company anticipates no difficulties in obtaining its requirements.

This segment's products are used principally by customers requiring materials that are corrosion-resistant or suitable for high-purity processes. The largest users are the chemical, petrochemical and pulp and paper industries with some other important industry users being mining, power generation, waste water treatment, brewery, food processing, petroleum and pharmaceutical.

In February 2000, management decided to close the Whiting Metals facility which produced pressure vessels and reactors, tanks and other processing equipment. Closure is expected to be completed before the end of the second quarter of 2000. Management does not expect the closure to have a material effect on the operations of the Company.

Chemicals Segment--This segment is comprised of three operating companies:
Blackman Uhler Chemical Company (BU), a division of the Company; Manufacturers Chemicals, L.P. (MC) and Organic Pigments Corporation (OP), wholly-owned by the Company. BU has two plants, one in Augusta, Georgia and one in Spartanburg, South Carolina. Both locations are fully licensed for chemical manufacture and each maintains a permitted waste treatment system. MC is located in Cleveland, Tennessee and is fully licensed for chemical manufacture. OP is located in Greensboro, North Carolina. This segment's principal businesses are the manufacture and sale of dyes and pigments ("colors") to the textile industry, and specialty chemical products to the textile, chemical, paper and metals industries. At the end of 1999, the Chemicals Segment was reorganized into two product groups to generate benefits from the natural synergy between the different plants within the product groups. The colors group includes the Blackman Uhler dyes and pig-ments at the Spartanburg plant and the pigments produced at Organic Pigments in Greensboro. The chemicals group includes Manufacturers Chemicals in Cleveland, Tennessee, the plant in Augusta, Georgia, and the specialty chemicals produced in the Spartanburg plant.

The colors group produces dyes in both liquid and powder form, and pigments primarily as a specially formulated paste. Dyes fix themselves to textile fibers by a particular reaction or penetration into the yarn fiber, whereas pigments are normally applied as a surface coating during a printing operation. Dyeing of textile fabrics in solid colors is primarily accomplished by the use of dyes. Pigment colors are uniquely suitable for printing of multi-colored patterns. Raw materials used to manufacture colors consist chiefly of organic intermediates and inorganic chemicals which are purchased from manufacturers in the United States, Europe and Asia. Currently, raw materials are readily available and management does not anticipate any difficulty in obtaining adequate supplies.

In the mid 1980s, management decided to better utilize its excellent reputation for sales and technical service by expanding its efforts to sell reactive dyes. These dyes are used for coloring cotton and rayon. The Company purchases finished and crude products that are either sold as is, or converted to liquid form for the convenience of customers. These dyes represented about 18 percent of the Chemicals Segment's sales in 1999. The Company has a distributorship agreement expiring December 31, 2000 with the company supplying about 91 percent of these products. The supplier has been the principal source of these products since 1985. Although the Company believes that this supplier will continue to be a source of these products in the future, there is no assurance of this. Loss of this supplier would have a materially adverse short-term effect on the Company's sales and net income. However, management believes that if the agreement with this supplier is not continued in the future, other suppliers could be found to replace most of the products.

In 1994, BU acquired the sulphur dye business of Southern Dye and Chemical Company, a manufacturer of sulphur dyes utilizing an environmentally friendly chemical system. This process results in reduced environmental costs and shorter processing cycles. Sulphur dyes are used to dye denim, fleece garments, knits, work clothes, men's casual wear, and a variety of cotton and cotton-polyester blends.

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

The chemicals group is a producer of specialty chemicals for the chemical, photographic, pharmaceutical, agricultural and fiber industries at its BU plants. The Company has been focusing on specialty chemicals as a primary
growth area over the past several years.   Facilities and equipment have
been added at both plants to provide toll and custom manufacturing of organic chemicals using reactions that include nitrations, hydrogenation, diazotizations, methylation and custom drying. These chemicals are used in a wide array of products including sun screens, UV absorbers for plastics, Cetane improver for diesel fuel, absorbers for gaseous pollutants, herbicides and intermediates for colors.

In 1996, the Company purchased Manufacturers Chemicals which produces defoamers, surfactants, dye assists, softening agents, polymers and specialty lubricants for the textile, paper, chemical and metals industries. The Company also manufactures chelating agents and water treatment chemicals. Manufacturing capabilities include a wide range of chemical reactions and mixing and blending applications. MC's products are sold to direct users in a variety of manufacturing areas, directly to other chemical companies in the form of intermediates or as finished products for resale, and as contract manufacturing where the customer provides formula specifications and, in some cases, raw materials. The addition of MC complements the existing specialty chemicals area expanding its capacity and capabilities.

The Chemicals Segment maintains nine laboratories for applied research and quality control which are staffed by approximately 41 employees.

In March 2000, management made the decision to close the Augusta, Georgia plant. It is anticipated that most of the products produced in Augusta will be transferred to the Spartanburg facility. Management expects the closure to reduce negative operating variances and, accordingly, enchance future earnings. However, the company expects to take a restructuring charge in the future, which has not yet been quantified.

Sales and Distribution
Metals Segment--The Metals Segment utilizes separate sales organizations for its different product groups. Stainless steel pipe is sold nationwide under the Brismet trade name through authorized stocking distributors with over 200 warehouse locations throughout the country. In addition, large quantity orders are shipped directly from Bristol's plant to end-user customers. Producing sales and providing service to the distributors and end-user customers are three outside sales employees, four independent manufacturers' representatives, the manager of inside sales and five inside sales employees. The President also spends about 50 percent of his time in sales related matters.

Piping systems are sold nationwide under the Bristol Piping Systems trade name by three outside sales employees. They are under the direction of the Vice President in charge of piping systems who spends over half of his time in sales and service to customers. Piping systems are marketed to engineering firms and construction companies or directly to project owners. Orders are normally received as a result of competitive bids submitted in response to inquiries and bid proposals.

Chemicals Segment--Ten full-time outside sales employees and four manufacturers' representatives market colors to the textile industry nationwide. In addition, both the Presidents of BU and OP and the product manager of BU devote a substantial part of their time to sales. Specialty chemicals are sold directly to various industries nationwide by seven full-time outside sales employees, five manufacturers' representatives and one part-time consultant. In addition, the President, product manager and another employee of MC and BU's Vice President of Research and Development devote a substantial part of their time to sales.

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

Chemicals Segment--About five percent of the colors sales represent niche products for which the Company is the only producer. Another approximately 37 percent of these sales represent products of which the Company is an important producer with an estimated 20 to 30 percent market share. The Company has five percent or less of the market for the remainder of its dye products. The Company is the sole producer of certain specialty chemicals manufactured for other companies under processing agreements. However, the Company's sales of specialty products are insignificant compared to the overall market for specialty chemicals. The market for most of the products is highly competitive and many competitors have substantially greater resources than does the Company.

Environmental Matters
Environmental expenditures that relate to an existing condition caused by past operations and that do not contribute to future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or cleanups are probable and the costs of these assessments and/or cleanups can be reasonably estimated. See Note H for further discussion.

Research and Development Activities
The Company spent approximately $798,000 in 1999, $882,000 in 1998 and $833,000 in 1997 on research and development programs in its Chemicals Segment. Sixteen individuals, 13 of whom are graduate chemists, are engaged primarily in research and development of new products and processes, the improvement of existing products and processes, and the development of new applications for existing products.

Seasonal Nature of The Business
The annual requirements of certain specialty chemicals are produced over a period of a few months as requested by the customers. Accordingly, the sales of these products may vary significantly from one quarter to another. The addition of MC has made quarterly sales of specialties more consistent. However, in total, sales and net income in any given quarter may not be representative of other quarters.

Backlogs
The Chemicals Segment operates primarily on the basis of delivering products soon after orders are received. Accordingly, backlogs are not a factor in this business. The same applies to commodity pipe sales in the Metals Segment. However, backlogs are important in the piping systems products because they are produced only after orders are received, generally as the result of competitive bidding. Order backlogs for these products were $15,900,000, $19,200,000 and $10,600,000 at the 1999, 1998
and 1997 respective year ends.

Employee Relations
As of January 1, 2000, the Company had 622 employees. The Company considers relations with employees to be satisfactory. The number of employees of the Company represented by unions at the Bristol, Tennessee facility is 252. They are represented by two locals affiliated with the AFL-CIO and one local affiliated with the Teamsters. Contracts will expire in February 2004, December 2004 and March 2005.

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

                                              Building
                                               Square    Land
     Location        Principal Operations       Feet     Acres
Spartanburg, SC   Corporate Headquarters       211,000   60.90
                    manufacturing and
                    warehouse facilities

Augusta, GA       Chemical manufacturing        52,500   46.00

Cleveland, TN     Chemical manufacturing        90,000    7.50

Greensboro, NC    Chemical manufacturing        57,000    3.70

Bristol, TN       Manufacturing of             218,000   73.08
                    stainless steel pipe
                    and stainless steel
                    and carbon piping
                    systems

Camden, SC        Manufacturing of              16,300   12.26
                    stainless steel
                    vessels

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

PART II

Item 5 Market for the Registrant's Common Stock and Related Security Holder Matters

The Company had 1,226 common shareholders of record at January 1, 2000. The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol SYNC. Future dividend payments are dependent on earnings, capital requirements and financial conditions. The prices shown below are the last reported sales prices on The Nasdaq National Market System.


          1999                            1998
                          Dividends                   Dividends
Quarter   High     Low       Paid       High   Low       Paid
   1      10 3/4   6 5/8   $ 0.05      16 1/2  13 3/4  $ 0.10
   2       8 5/8   6 3/4     0.05      14 7/8  12        0.10
   3       8 3/4   6 1/2     0.05      13 1/4   7 3/4    0.10
   4       8       6 1/4     0.05      12 3/4   6        0.10


Item 6 Selected Financial Data

(Dollars in thousands except for
    per share data)                        1999       1998       1997       1996       1995
Operations
    Net sales                           $ 116,884  $ 107,257  $ 126,741  $ 126,844  $ 147,298
    Gross profit                           16,574     12,203     19,715     21,108     35,323
    Selling, general and
      administrative expense               11,335     10,135      9,972      9,086     11,089
    Environmental remediation costs             -      1,439                     -          -
    Operating income                        5,239        629      9,744     12,022     24,234
    Net income                              2,947         63      5,841      7,686     14,521

Financial Position
    Total assets                           78,053     71,374     73,383     76,589     80,226
    Working capital                        28,001     28,946     35,499     34,141     41,098
    Long-term debt
      less current portion                 10,000     10,000     10,200     11,200     12,619
    Shareholders' equity                   44,660     45,848     50,042     48,274     48,363

Financial Ratios
    Current ratio                           2.5:1      3.7:1      4.7:1      3.5:1      3.6:1
    Gross profit to net sales                  14%        11%        16%        17%        24%
    Long-term debt to capital                  18%        18%        17%        19%        21%
    Return on average assets                    4%        **          8%        10%        20%
    Return on average equity                    7%        **         12%        16%        34%

Per Share Data
    Net income - diluted                $     0.45       0.01 $      .83 $     1.09 $     1.98
    Dividends declared and paid                .20        .40        .37        .34        .29
    Book value                                7.10       6.82       7.27       6.92       6.71

Other Data
    Depreciation and amortization           3,732      3,513      3,485      2,700      2,316
    Capital expenditures                    4,214      3,686      2,854      3,833      6,455
    Employees at year end                     622        564        663        585        568
    Shareholders of record
      at year end                           1,226      1,431      1,491      1,581      1,666
    Average shares outstanding
      - diluted                             6,559      6,794      7,007      7,058      7,352

Stock Price
    Price range of Common Stock
    High                                    10 3/4     16 1/2     18 3/4     21 1/4     26 1/4
    Low                                      6 1/4          6     13 3/4         12     11 7/8
    Close                                    7 1/2      8 3/4   15  3/16     16 1/4     21 1/8

    **Less than 1%


Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The current ratio at 1999 year end was 2.5:1 down from the previous year-end ratios of 3.7:1 and 4.7:1 in 1998 and 1997, respectively. Working capital decreased $945,000 to $28,001,000. Cash flows from operations totaling $6,053,000, were derived primarily from earnings totaling $6,679,000 before depreciation and amortization expense of $3,732,000, as increases in accounts receivable of $4,471,000 and inventories of $2,718,000 were offset by increases in accounts payable and accrued expenses of $4,509,000 and income taxes payable of $1,265,000. The increases in inventories and accounts receivables and payables resulted from the increase in sales experienced in the fourth quarter of 1999 compared to the same quarter last year as discussed in the Results of Operations. Cash flows were used, along with $2,419,000 proceeds from short-term borrowings, to make capital expenditures of $4,214,000, purchase 434,568 shares of the Company's Common Stock for $2,834,000, and pay dividends of $1,309,000. The Company expects that cash flows from 2000 operations and available borrowings will be sufficient to make debt and dividend payments, and fund estimated capital expenditures of $4,400,000 and normal operating requirements.

Results of Operations

Metals Segment--The following table summarizes operating results and backlogs for the three years indicated. Reference should be made to Note Q to Consolidated Financial Statements.


                                     1999              1998              1997
(Amounts in thousands)          Amount    %       Amount    %       Amount    %
Net sales                     $ 66,055   100.0  $ 55,368    100.0 $ 71,192    100.0
Cost of goods sold              56,042    84.8    50,065     90.4   61,340     86.2
                               -------  -------   ------- -------   ------- -------
Gross profit                    10,013    15.2     5,303      9.6    9,852     13.8
Selling and administrative
  expense                        4,595     7.0     3,833      6.9    4,218      5.9
Environmental remediation
 costs                               0                61      0.2        0
                               -------  -------   ------- -------   ------- -------
Operating income              $  5,418     8.2  $  1,409      2.5 $  5,634      7.9

Year-end backlogs
Piping systems                $ 15,900          $ 19,200          $ 10,600


Comparison of 1999 to 1998

Sales increased 19 percent producing the $4,009,000 increase in operating income to $5,418,000. After six consecutive quarters of declines in unit volume growth compared to the same quarter the previous year, the final three quarters of 1999 experienced significant increases resulting in a 22 percent increase in unit volumes over 1998. The unit volume increase came primarily from commodity stainless pipe sales resulting from improved demand in the United States coupled with an increase in demand world-wide and a reduction of imports following anti-dumping judgments on stainless steel. The most important development in the metals segment during 1999 was the reversal of the relentless downtrend in stainless commodity pipe prices that had been evident since late 1995. When prices bottomed in the second quarter, they were barely half of the level reached in 1995. Average prices gained eight percent in the fourth quarter ending the year with a nine percent decline for the year compared to last year. The fourth quarter increase came from the Company's ability to pass along price increases incurred from its stainless steel suppliers. Piping systems and process equipment sales also improved significantly as unit volumes increased nine percent in 1999 over the prior year. Gross profits in 1999 almost doubled to $10,013,000 compared to 1998 as a result of the increase in unit volume offset somewhat by the selling price decline.

Selling and administrative expenses were seven percent of sales, consistent with last year. Higher sales commissions, profit-based incentives and an increase in reserves for uncollectible accounts accounted for the 20 percent increase over the prior year.

For information related to environmental matters, see Note H to Consolidated Financial Statements.

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

For information related to environmental matters, see Note H to Consolidated Financial Statements.

Chemicals Segment--The following table summarizes operating results for the three years indicated. Reference should be made to Note Q to Consolidated Financial Statements.

                                      1999              1998              1997
(Amounts in thousands)            Amount    %       Amount    %
Net sales                        50,829   100.0  $ 51,889    100.0 $ 55,549    100.0
Cost of goods sold               44,268    87.1    44,989     86.7   45,686     82.2
                                ------- -------   -------  -------  -------  -------
Gross profit                      6,561    12.9     6,900     13.3    9,863     17.8
Selling and administrative
  expense                         5,835    11.5     5,498     10.6    4,643      8.4
Environmental remediation
 costs                                0             1,378      2.7        0
                                -------  -------   ------- -------  -------  -------
Operating income                    726     1.4  $     24      0.0 $  5,220      9.4



Comparison of 1999 to 1998

The Chemical Segment experienced a sales decline of two percent for the year and operating income fell significantly to $726,000 from 1998's total of $1,402,000 before deducting a $1,378,000 special charge for environmental remediation costs. Colors sales were down six percent. Without the acquisition of Organic Pigments on July 1, 1998, total Chemicals Segment sales would have declined 11 percent and colors sales would have been down 22 percent. The decline resulted from the continued downsizing of the domestic textile industry, weak domestic demand and lower selling prices. Sales of specialty chemicals improved three percent because of higher demand from several toll projects during 1999 compared to 1998. This modest increase is well below the growth rate that the company expects from these products. Unprecedented problems with the start up of an agricultural product under a processing agreement led to a significant commitment of time and resources in 1999 with negligible related revenues. The combination of weaker pricing and demand for color products, low level of capacity utilization in both colors and specialty chemicals, and to a lesser extent, the startup problems mentioned above contributed to the decline in gross profits.

Selling and administrative expenses increased six percent over the prior year because of having a full year of expense from the Organic acquisition compared to six months last year, and an increase in reserves for uncollectible accounts.

For information related to environmental matters, see Note H to Consolidated Financial Statements.

Comparison of 1998 to 1997

The Chemicals Segment experienced a sales decline of seven percent for the year and operating income fell significantly to $24,000, or $1,402,000 before the special charge for environmental remediation costs. Both colors and specialty chemicals experienced a decline in sales from the prior year. Colors sales were down two percent. Without the acquisition of Organic Pigments on July 1, 1998, total Chemicals Segment sales would have declined 13 percent and colors sales would have been down 15 percent. The continued downsizing of the domestic textile industry, because of low cost imports, led to less unit volume demand for colors compared to a year earlier. Sales prices were also lower continuing the deflationary trend that has been evident for several years. Sales of specialty chemicals were down 12 percent because of lower demand for certain products and sales in 1997 from a toll project that ended in December 1997. The combination of weaker pricing for color products and low level of capacity utilization in both colors and specialty chemicals contributed to the decline in gross profits. Selling and administrative expenses increased 18 percent because of the Organic acquisition and additions to the sales staff.
For information related to environmental matters, see Note H to Consolidated Financial Statements.

Unallocated Income and Expense
Reference should be made to Note Q to Consolidated Financial Statements for the schedule of these items.

Comparison of 1999 to 1998

The 13 percent increase in corporate expenses resulted from salary increases and higher profit-based incentives. Interest expense offset by interest income was higher in 1999, as borrowings increased under the line of credit with a bank, and interest income declined. The Company had borrowings under the line of credit throughout 1999 compared to having cash invested most of 1998.

Comparison of 1998 to 1997

The 28 percent decrease in corporate expenses resulted from lower profit-based incentives and professional fees. The Company benefited from lower interest expense on reduced borrowings under the line of credit with a bank, and higher interest income earned on cash invested during the year.

Current Conditions and Outlook

The Metals Segment delivered a sterling performance in the fourth quarter with sales up 77 percent to $19,307,000 and operating income of $2,701,000, up over fifteen times the depressed level of a year earlier. This resulted from a combination of 39 percent higher unit volume and a 27 percent increase in average selling price. The higher average price resulted from a shift in product mix to a larger percentage of sales from piping systems and process equipment. More significantly, on a sequential basis, sales were up seven percent and operating income was 71 percent higher than in the previous quarter when the earnings recovery began to gather momentum. Prices for commodity pipe in December were about 20 percent above the 11-year lows experienced in the second quarter of 1999, and recent increases in stainless steel flat product prices make management optimistic that stainless pipe prices will continue their upward trend. The outlook for piping systems remains excellent. Although the backlog of $15,900,000 is down 15 percent from a year earlier, management expects an increase in profits from these products in 2000 compared to 1999. If the factors above continue as expected, and if demand continues to be strong, the Metals Segment should deliver excellent results in 2000.

Although Chemicals Segment sales of $10,615,000 in the fourth quarter were down 11 percent, modest operating income of $10,000 was an improvement over the $214,000 loss suffered in the last quarter of 1998 before a $1,378,000 environmental charge. Colors sales were down five percent from the fourth quarter of 1998. Factors causing the sales decline were identical to those experienced throughout the year as discussed in the Chemicals Segment analysis. Management hopes to arrest the slide in color sales and reestablish growth by: introduction of vat dyes which are a promising new product line for the company, technical improvements to its sulfur dyes which should make them more competitive and sales of pigments to non-textile users. New business from each of these initiatives has already been booked and 2000 should reflect an increasing contribution from them as the year progresses. Specialty chemicals produced five percent higher revenues in the fourth quarter of 1999 compared to the same quarter last year, and represented almost half of the segment's sales for the quarter. The timing of production under certain toll contracts caused the increase. During November 1999, the Chemicals Segment was reorganized into two product groups to become effective January 2, 2000. The colors group includes the Blackman Uhler dyes and pigments at the Spartanburg plant and the pigments produced at Organic Pigments in Greensboro. The chemicals group includes Manufacturers Chemicals in Cleveland, Tennessee, the plant in Augusta, Georgia, and the specialty chemicals produced in the Spartanburg plant. This realignment is expected to intensify management's focus and generate benefits from the natural synergy between the different plants within the product groups. See Note S to Consolidated Financial Statements.

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

Year 2000 Compliance
The Company experienced no significant disruptions in information technology and non-information technology systems from the Year 2000 date change. This resulted from the Company's planning and implementation
efforts, completed, tested and implemented during 1998.   No significant
costs related to the Year 2000 issue were incurred other than normal personnel costs during 1999. The Company continues to monitor its applications and those of its suppliers and vendors to ensure that any latent Year 2000 issues are addressed promptly. To date, the Company is not aware of any Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources.

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

At January 1, 2000, fair value of the Company's debt obligation, which approximated the recorded value, consisted of:

   $3,084,000 notes payable under a $9,000,000 line of credit expiring on July 29, 2000 with an average variable interest rate of 6.23 percent.

   $10,000,000 variable rate debt due July 31, 2002 with an average variable interest rate of 6.17 percent.

At January 2, 1999, fair value of the Company's debt obligation, which approximated the recorded value, consisted of:

   $665,000 notes payable under a $9,000,000 line of credit expiring on July 1, 1999 with an average variable interest rate of 5.56 percent.

   $10,000,000 variable rate debt due May 1, 2002 with an average variable interest rate of 6.26 percent.

In addition, the Company's investment in Ta Chen Stainless Pipe Company, which is recorded at its fair value of $1,039,000 in 1999 and $1,026,000 in 1998, is subject to market risk related to equity pricing changes. Management believes that substantial fluctuations in equity prices and the resulting changes in the Company's investment would not have a material adverse impact on the Company.

Item 8 Financial Statements and Supplementary Data

The Company's consolidated financial statements, related notes, report of management and report of the independent auditors follow on subsequent pages of this report.

Consolidated Balance Sheets

January 1, 2000, January 2, 1999 and January 3, 1998

                                           1999         1998         1997
                                          ------       ------       ------
Assets
Current assets

Cash and cash equivalents              $   120,549  $   117,658  $ 1,602,543
Accounts receivable, less allowance
 for doubtful accounts of $1,075,000,
 $362,000 and $219,000, respectively    16,354,165   12,596,592   15,201,783

Inventories
   Raw materials                         9,378,087    7,502,972    7,368,212
   Work-in-process                       6,033,389    3,755,147    4,791,379
   Finished goods                       13,407,243   14,842,842   15,287,431
                                        ----------   ----------   ----------
     Total inventories                  28,818,719   26,100,961   27,447,022

Deferred income taxes  (Note L)            406,000      192,000      177,000

Prepaid expenses and
  other current assets                     794,232      646,342      633,709
                                        ----------   ----------   ----------
Total current assets                    46,493,665   39,653,553   45,062,057

Cash value of life insurance             2,112,411    2,025,984    1,842,384

Investment (Note B)                      1,039,117    1,026,117      329,117

Property, plant and
  equipment, net  (Note C)              25,985,725   25,495,020   23,112,324

Deferred charges, net and
  other assets  (Note D)                 2,421,655    3,173,788    3,037,470
                                       -----------  -----------  -----------
Total assets                           $78,052,573  $71,374,462  $73,383,352
                                       ===========  ===========  ===========


Consolidated Balance Sheets (Continued)

January 1, 2000, January 2, 1999 and January 3, 1998

                                           1999         1998         1997
                                          ------       ------       ------
Liabilities and Shareholders' Equity
Current liabilities

Notes payable  (Note E)                $ 3,084,000  $   665,000  $         0
Accounts payable                        10,867,711    7,882,778    5,544,789
Income taxes                             1,209,874            0      310,992
Accrued expenses  (Note F)                  2957728   1,383,740    3,018,850
Current portion of
  environmental reserves  (Note H)         373,500      575,650      487,980
Current portion of
  long-term debt  (Note G)                       0      200,000      200,000
                                        ----------   ----------   ----------
Total current liabilities               18,492,813   10,707,168    9,562,611

Long-term debt, less
  current portion  (Note G)             10,000,000   10,000,000   10,200,000

Environmental reserves  (Note H)         1,661,663    1,846,550      782,700

Deferred compensation  (Note I)          1,374,210    1,349,940    1,323,388

Deferred income taxes  (Note L)          1,864,000    1,623,000    1,473,000

Contingencies  (Notes H and N)

Shareholders' equity  (Notes G, J,
  and K)
 Common stock, par value $1 per share-
  authorized 12,000,000 in 1999 and
  8,000,000 shares in 1998 and 1997;
  issued 8,000,000 shares                8,000,000    8,000,000    8,000,000
 Capital in excess of par value              9,491        9,491       33,475
 Retained earnings                      51,325,183   49,687,391   52,339,857
 Accumulated other
  comprehensive income                     461,000      453,000            0
                                        ----------   ----------   ----------
                                        59,795,674   58,149,882   60,373,332
 Less cost of Common Stock in treasury:
  1,708,939, 1,274,371 and 1,114,179
  shares, respectively                  15,135,787   12,302,078   10,331,679
                                        ----------   ----------   ----------
Total shareholders' equity              44,659,887   45,847,804   50,041,653
                                       -----------  -----------  -----------
Total liabilities and
  shareholders' equity                 $78,052,573  $71,374,462  $73,383,352
                                       ===========  ===========  ===========

See accompanying notes to financial statements.

Consolidated Statements of Income

January 1, 2000, January 2, 1999 and January 3, 1998

                                       1999           1998           1997
                                      ------         ------         ------
Net sales                         $116,883,845   $107,257,319   $126,740,641

Cost of sales                      100,310,001     95,054,533    107,025,237
                                   -----------    -----------    -----------
Gross profit                        16,573,844     12,202,786     19,715,404
Selling, general and
  administrative expense            11,335,284     10,134,530      9,971,869

Environmental remediaton costs             -        1,439,070            -

                                   -----------    -----------    -----------
Operating income                     5,238,560        629,186      9,743,535

Other (income) and expense
  Interest expense                     773,499        673,932        741,340
  Other, net                          (113,588)      (141,423)       (28,565)
                                   -----------    -----------    -----------
Income before taxes                  4,578,649         96,677      9,030,760

Provision for income taxes           1,632,000         34,000      3,190,000
                                   -----------    -----------    -----------
Net income                         $ 2,946,649    $    62,677    $ 5,840,760
                                   ===========    ===========    ===========
Net income per common share
  Basic                                   $.45           $.01           $.84
                                          ====           ====           ====
  Diluted                                 $.45           $.01           $.83
                                          ====           ====           ====

See accompanying notes to financial statements.


Consolidated Statements of Shareholders' Equity

                                                           Accumulated    Cost of
                                    Capital in                Other       Common
                                   Excess of Par Retained Comprehensive  Stock in
                       Common Stock    Value     Earnings    Income      Treasury       Total
                       ------------------------------------------------------------------------
Balance at
  December 28, 1996    $8,000,000   $ 81,746  $49,074,919             $(8,882,530)  $48,274,135

Net income                                      5,840,760                             5,840,760
Stock options exercised              (48,271)                             139,479        91,208
Purchase of common
  stock for treasury                                                   (1,588,628)   (1,588,628)
Cash dividends -
  $.37 per share                               (2,575,822)                           (2,575,822)
                       ----------   --------  -----------              ----------    ----------
Balance at
  January 3, 1998       8,000,000     33,475   52,339,857  $    -     (10,331,679)   50,041,653

Cumulative effect of
  change in accounting
  method, net of tax
  (Notes A and B)                                           473,000                     473,000
Comprehensive income:
  Net income                                       62,677                                62,677
  Other comprehensive
  income, net of tax
  (Notes A and B)                                           (20,000)                    (20,000)
Comprehensive income                                                                     42,677
Stock options exercised              (23,984)                              28,820         4,836
Purchase of common
  stock for treasury                                                   (1,999,219)   (1,999,219)
Cash dividends -
  $.40 per share                               (2,715,143)                           (2,715,143)
                       ----------   --------   ----------   -------    ----------    ----------
Balance at
  January 2, 1999       8,000,000      9,491   49,687,391   453,000   (12,302,078)   45,847,804

Comprehensive income:
  Net income                                    2,946,649                             2,946,649
  Other comprehensive
  income, net of tax
  (Notes A and B)                                             8,000                       8,000
Comprehensive income                                                                     42,677
Purchase of common
  stock for treasury                                                   (2,833,709)   (2,833,709)
Cash dividends -
  $.20 per share                               (1,308,857)                           (1,308,857)
                       ----------   --------  -----------  --------   -----------   -----------
Balance at
  January 1, 2000      $8,000,000  $   9,491  $51,325,183  $461,000  $(15,135,787)  $44,659,887
                       ==========  =========  ===========  ========  ============   ===========

See accompanying notes to financial statements.

Consolidated Statements of Cash Flows
January 1, 2000, January 2, 1999 and January 3, 1998
                                         1999           1998           1997
                                        ------         ------         ------
Operating activities
Net income                           $2,946,649     $   62,677     $5,840,760
 Adjustments to reconcile net income
 to net cash provided by
 operating activities:
  Depreciation expense                3,473,352      3,258,075      3,221,069
  Amortization of deferred charges      258,681        254,925        263,791
  Deferred compensation                  24,270         26,552         24,212
  Deferred income taxes                  22,000       (250,000)       402,000
  Provision for losses on
    accounts receivable                 713,214        142,706         11,067
  Loss on sale of property,
    plant and equipment                 180,394         25,162        117,586
  Cash value of life insurance          (86,427)      (120,490)      (108,583)
  Environmental reserves               (387,037)     1,151,520       (388,714)
  Changes in operating assets
   and liabilities:
    Accounts receivable              (4,470,787)     3,407,106      2,040,684
    Inventories                      (2,717,758)     2,382,578      2,408,448
    Other assets                        322,562        105,116       (398,998)
    Accounts payable and
      accrued expenses                4,508,840        172,719       (181,470)
    Income taxes payable              1,264,955       (478,395)       (21,515)
                                     ----------     ----------     ----------
Net cash provided by
  operating activities                6,052,908     10,140,251     13,230,337

Investing activities
  Purchases of property,
    plant and equipment              (4,214,025)    (3,685,847)    (2,853,799)
  Proceeds from sale of property,
    plant and equipment                  69,574         37,036         30,709
  Decrease (Increase) in
    notes receivable                     18,000       (275,000)         7,515
  Acquisition, net of cash (Note P)         -       (3,456,799)           -
                                     ----------     ----------     ----------
Net cash used in
  investing activities               (4,126,451)    (7,380,610)    (2,815,575)

Financing activities
  Proceeds from revolving
    lines of credit                  40,093,000      3,613,000     13,145,000
  Payments on revolving
    lines of credit                 (37,674,000)    (2,948,000)   (14,645,000)
  Principal payments on
    long-term debt                     (200,000)      (200,000)    (2,200,000)
  Purchases of treasury stock        (2,833,709)    (1,999,219)    (1,588,628)
  Dividends paid                     (1,308,857)    (2,715,143)    (2,575,822)
  Proceeds from exercised
    stock options                           -            4,836         91,208
  Payment of notes payable
    to an employee                          -              -       (1,154,805)
                                     ----------     ----------     ----------
Net cash used in
  financing activities               (1,923,566)    (4,244,526)    (8,928,047)
                                     ----------     ----------     ----------
Increase (Decrease) in cash and
  cash equivalents                        2,891     (1,484,885)     1,486,715
Cash and cash equivalents at
  beginning of year                     117,658      1,602,543        115,828
                                     ----------     ----------     ----------
Cash and cash equivalents at
  end of year                        $  120,549     $  117,658     $1,602,543
                                     ==========     ==========     ==========
See accompanying notes to financial statements.


Note A Summary of Significant Accounting Policies

Principles of Consolidation.
The financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions have been eliminated.

Use of Estimates. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting Period. The Company's fiscal year is the 52- or 53-week period ending the Saturday nearest to December 31. Fiscal year 1999 ended on January 1, 2000 and included 52 weeks. Fiscal year 1998 ended on January 2, 1999 and included 52 weeks. Fiscal year 1997 ended on January 3, 1998 and included 53 weeks.

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

The cash surrender value of life insurance is maintained with one insurance company. The Company performs a periodic evaluation of the relative credit standing of this company as it relates to the insurance industry

Research and Development Expense. The Company incurred research and development expense of approximately $798,000, $882,000 and $833,000 in the 1999, 1998 and 1997 fiscal years, respectively.

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

Comprehensive Income. In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" which established standards for the reporting and display of comprehensive income and its components in a full set of comparative general-purpose financial statements. The statement became effective for the Company as of January 4, 1998. Comprehensive income is defined in this statement as net income plus other comprehensive income which, under existing accounting standards, consists of unrealized gains and losses on certain investments in equity securities. Comprehensive income is reported by the Company in the Consolidated Statements of Shareholders' Equity.

Investment In Equity Securities. In 1997 the Company's investment in Ta Chen (Note B) was accounted for on the cost method of accounting due to restrictions on trading. In 1998 the restrictions expired and in accordance with FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the investment is recorded at fair value.

Note B Investment in Ta Chen Stainless Pipe Company
The Company has an investment available for sale in a company incorporated in the Republic of China. Ta Chen is a stainless steel pipe manufacturing company that has been operating since 1987.

The Company holds a 1.1 percent ownership interest. The investment is recorded at fair value as quoted on the Taiwanese stock exchange at January 1, 2000. The unrealized appreciation of the investment, totalling $710,000, is recorded as other comprehensive income included in shareholders' equity, net of deferred income taxes of $249,000.

Note C Property, Plant and Equipment
Property, plant and equipment consist of the following:

                            1999          1998           1997
Land                   $     431,736  $    431,736  $     299,043
Land improvements          1,000,217       989,814      1,006,675
Buildings                 13,813,142    13,970,501     12,103,534
Machinery, fixtures
and equipment             44,018,394    40,570,435     36,876,635
Construction-in-
progress                   1,609,468     2,030,584        614,620
                         ----------    ----------     ----------
                          60,872,957    57,993,070     50,900,507
Less accumulated
depreciation              34,887,232    32,498,050     27,788,183
                         ----------    ----------     ----------
                       $  25,985,725  $ 25,495,020  $  23,112,324

Note D Deferred Charges
Deferred charges consist of the following:

                             1999            1998          1997
Intangibles arising
from acquisitions       $   2,843,965   $  2,843,965   $ 2,758,965
Software license
agreements                    465,495        477,289       448,935
Debt expense                   46,500        104,316       117,116
                         -------------   ------------   -----------
                            3,355,960      3,425,570     3,325,016
Less accumulated
amortization                1,216,988      1,042,317       803,359
                         -------------   ------------   -----------
                        $   2,138,972   $  2,383,253   $ 2,521,657

Note E Notes Payable
The Company has available a line of credit totaling $9,000,000, of which $3,084,000 was outstanding at year end. The line expires on July 29, 2000 and bears interest at the bank's overnight cost of funds plus .75 percent (6.63 percent at January 1, 2000). The line has no compensating balance requirement. Borrowings under the line of credit are subject to the deed of trust and security agreement outlined in . Average short-term borrowings outstanding during fiscal 1999, 1998 and 1997 were $2,546,000, $61,000 and $261,000 with weighted average interest rates of 6.23 percent, 5.56 percent and 6.11 percent, respectively.

Note F Accrued Expenses
Accrued expenses consist of the following:

                            1999           1998          1997
Salaries, wages
  and commissions       $   884,910   $    299,155   $   895,526
Taxes, other than
  income taxes              627,325        257,203       361,040
Insurance                   355,411        276,894       213,465
Pension                     110,771        134,977       158,063
Customer advances           388,388         88,028       887,498
Other accrued items         590,923        327,483       503,258
                         ----------     ----------    ----------
                        $ 2,957,728   $  1,383,740   $ 3,018,850

Note G Long-Term Debt
Long-term debt consists of the following:

                                   1999          1998          1997
Unsecured commercial
note payable with
interest payable on
the dates and at
rates provided by
credit agreement,
as amended                     $10,000,000   $10,000,000   $10,000,000

Variable percentage
(weekly tax exempt
interest rate)
Economic Development
Revenue Bond payable
in annual installments
of $200,000 through
November 1, 1999.
Interest is paid
quarterly.                                       200,000       400,000
                               -----------   -----------   -----------
                                10,000,000    10,200,000    10,400,000
Less current portion                     -       200,000       200,000
                               -----------   -----------   -----------
                              $ 10,000,000  $ 10,000,000  $ 10,200,000

On July 31, 1997, the Company entered into an agreement to amend its 1995 Revolving Credit/ Term Loan Agreement and prepaid $800,000, reducing the balance owed to $10,000,000. The amendment converted the debt from a five-year term loan, payable in equal quarterly installments, to a $10,000,000 revolving line of credit expiring July 31, 2002. Interest is payable quarterly on the outstanding balance at the lower of the bank's prime rate less .25 percent or LIBOR plus .80 percent. The rate at January 1, 2000 was
6.30 percent. Borrowings are subject to the maintenance of certain financial ratios and certain other restrictive covenants. At January 1, 2000, the Company was not in compliance with one of its covenants for which the Company received a waiver.

The Company made interest payments of $678,000 in 1999, $664,000 in 1998 and $764,000 in 1997. Interest expense of approximately $27,000, was capitalized in 1999. The approximate aggregate amount of all long-term debt maturities for the next five years is as follows: 2002 - $10,000,000.

Note H Environmental Compliance Costs
At January 1, 2000, the Company has accrued $2,035,000 in remediation costs which, in management's best estimate, will satisfy anticipated costs of known remediation requirements as outlined below. Expenditures related to costs currently accrued are not discounted to their present values and are expected to be made over the next three to five years. As a result of the evolving nature of the environmental regulations, the difficulty in estimating the extent and remedy of environmental contamination, and the availability and application of technology, the estimated costs for future environmental compliance and remediation are subject to uncertainties and it is not possible to predict the amount or timing of future costs of environmental matters which may subsequently be determined. Subject to the difficulty in estimating future environmental costs, the Company believes that the likelihood of material losses in excess of the amounts recorded is remote.

Prior to 1987, the Company utilized certain products at its chemical facilities that are currently classified as hazardous waste. Testing of the groundwater in the areas of the treatment impoundments at these facilities disclosed the presence of certain contaminants. In addition, several solid waste management units ("SWMUs") at the plant sites have been identified. During the latter part of 1994, the Company completed a reevaluation of its remediation plans including RCRA Facility Investigations which have been submitted for regulatory approval. In 1998 the Company completed an RCRA Facility Investigation at one of its plant sites and based on the results is currently conducting a Corrective Measures Study to be completed in 2000. After completion of the Study, a Corrective Measures Plan specifying remediation procedures to be performed will be submitted for regulatory approval in 2000. At another plant site, the Company received approval for a Phase II Monitoring Plan subject to completion of additional sampling. Results of the sampling are expected to be submitted for regulatory approval in 2000. Upon receiving approval, a Corrective Measures Plan will be developed and submitted for regulatory approval. Based on the anticipated results of the studies being performed at the two sites, the Company recorded a special charge of $1,378,000 in the fourth quarter of 1998 to accrue for additional estimated future remedial, cleanup and monitoring costs and $1,940,000 remains accrued at January 1, 2000.

The Company has identified and evaluated two SWMUs at its plant in Bristol, Tennessee that revealed residual groundwater contamination. In 1994 the Company submitted a Permit Application for Post Closure Care to the TDEC outlining a plan to address the areas identified, and received the Permit in the fourth quarter of 1994. Additional costs of $61,000 were accrued in the fourth quarter of 1998 and $95,000 remains accrued at January 1, 2000 to provide for estimated future remedial, cleanup and monitoring costs as required by the Permit.

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

Note I Deferred Compensation
The Company has a deferred compensation agreement with an officer which allows the officer to defer all or a portion of any annual incentive payable to the officer. Amounts deferred are payable upon certain events including retirement, death or termination of the officer, or a change in control of the Company. Interest accrues on amounts deferred, net of estimated income tax benefits deferred by the Company until payments are made, at rates consistent with other invested retirement funds held by the Company in accordance with the agreement. No incentive was deferred in 1999,1998 and 1997. At January 1, 2000, the amounts deferred totaled $827,000, including accrued interest earned in 1999 of $26,000.

The Company has deferred compensation agreements with certain former officers providing for payments for ten years in the event of pre-retirement death or the longer of ten years or life beginning at age 65. The present value of such vested future payments, $547,000 at January 1, 2000, has been accrued.

Note J Shareholders' Rights
On February 4, 1999, the Board of Directors adopted a new Shareholders' Rights Plan (the "Plan") to succeed the Shareholders' Rights Plan which expired on March 26, 1999. Under the terms of the Plan, which expires in March 2009, the Company declared a dividend distribution of one right for each outstanding share to holders of record at the close of business on March 26, 1999. Each Right entitles holders to purchase 2/10 of one share of Common Stock at a price of $25.00 per share. Initially, the Rights are not exercisable and will automatically trade with the Common Stock. Each right only becomes exercisable after a person or group acquires more than 22 percent of the Company's Common Stock, or announces a tender or exchange offer for more than 22 percent of the stock. At that time, each right holder, other than the acquiring person or group, may use the Right to purchase $25.00 worth of the Company's Common Stock at one-half of the then market price.

Note K Stock Options
A summary of activity in the Company's stock option plans is as follows:

                            Weighted
                            Average
                             Option
                             Price    Outstanding    Available
At December 28, 1996         $11.17     154,008      141,000

Granted                      $15.13     100,500     (100,500)
Exercised                    $ 5.74     (15,900)
                           ----------  ----------   ----------
At January 3, 1998           $13.20     238,608       40,500

Authorized                                           380,000
Expired                                              (27,000)
Granted                      $11.81      16,000      (16,000)
Exercised                    $ 1.56      (3,108)
                           ----------  ----------   ----------
At January 2, 1999           $13.25     251,500      377,500

Granted                      $ 7.69     150,500     (150,500)
Exercised                         -           -
                           ---------   ---------    ----------

At January 1, 2000           $11.17     402,000      227,000

The following table summarizes information about stock options outstanding at January 1, 2000:

                                                       Exercisable
                   Outstanding Stock Options          Stock Options
                              Weighted Average
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

The Company grants to non-employee directors, officers and key employees options to purchase common stock of the Company under three Plans adopted in 1988, 1994 and 1998. Options were granted through January 28, 1998 under the 1988 Plan. Under the 1994 Plan options may be granted through April 29, 2004, and through April 30, 2008 under the 1998 Plan at a price not less than the fair value on the date of grant. Under the 1988 and 1998 Plans, options may be exercised beginning one year after date of grant at a rate of 20 percent annually on a cumulative basis. Under the 1994 Non-Employee Directors' Plan, options may be exercised at the date of grant. At January 1, 2000, 186,800 shares of the options outstanding were fully exercisable.

The Company has elected to apply the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," (APB No.
25) in the computation of compensation expense. Under APB No. 25's intrinsic value method, compensation expense is determined by computing the excess of the market price of the shares over the exercise price on the measurement date. For the Company's options, the intrinsic value on the measurement date (or grant date) is zero, and no compensation expense is recognized. FASB Statement No. 123 requires the Company to disclose pro forma net income and income per share as if a fair value based accounting method had been used in the computation of compensation expense. The fair value of the options computed under Statement 123 would be recognized over the vesting period of the options. The fair value for the Company's options granted subsequent to December 31, 1994 was estimated at the time the options were granted using the Black Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rate of five percent; dividend yield of two percent; volatility factors of the expected market price of the Company's Common Shares of .728, .747 and .487; and an expected life of the option of seven years. The weighted average fair values on the date of grant were $4.65, $7.26 and $6.99 in 1999, 1998 and 1997, respectively. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The effects of applying Statement 123 may not be representative of the effects on reported net income in future years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The following is the pro forma information for 1999, 1998 and 1997:

                                1999        1998        1997
Pro forma net (loss) income     $2,757,000  $ (65,000)  $ 5,750,000
Pro forma diluted earnings
  per share                           $.42     $(0.01)       $ 0.82

Note L Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company's deferred tax liabilities and assets are as follows at the respective year ends:

(Amount in thousands)                        1999       1998       1997
Deferred tax assets:
  Allowance for doubtful accounts          $    390   $    128   $     77
  Deferred compensation                         498        476        467
  Inventory capitalization                      231        203        194
  Accrued group insurance                       120         93         53
  Environmental reserves                        590        652        449
  Other                                          55        147         98
                                            -------    -------    -------
Total deferred tax assets                     1,884      1,699      1,338

Deferred tax liabilities:
  Tax over book depreciation                  2,703      2,507      2,216
  Prepaid expenses                              390        379        418
  Unrealized gain on investment                 249        244
                                            -------    -------    -------
Total deferred tax liabilities                3,342      3,130      2,634
                                            -------    -------    -------
Net deferred tax liabilities               $ (1,458)  $ (1,431)  $ (1,296)

Significant components of the provision for income taxes attributable to continuing operations are as follows:

Amount in thousands                           1999       1998      1997
Current:
  Federal                                  $  1,452   $    271   $ 2632
  State                                         158         13      156
                                            -------    -------    -------
Total current                                 1,610        284     2788

Deferred:
  Federal                                        21       (236)     379
  State                                           1        (14)      23
                                            -------    -------    -------
Total deferred                                   22       (250)     402
                                            -------    -------    -------
Total                                      $  1,632   $     34   $ 3190

The reconciliation of income tax attributable to continuing operations computed at the U. S. federal statutory tax rates to income tax expense is:

(Amount in thousands)             1999               1998           1997
                                 Amount    %      Amount    %   Amount    %

Tax at U.S. Statutory rates     $ 1,557    0.3   $33   34.0   $ 3,070  34.0
State income taxes, net of
federal tax benefit                 106    0.0     1    1.2       119   1.3
Other, net                          (31)  (0.0)   (8)               1
                                 ------ ------    ------ ------ ----- -----
Total                           $ 1,632   35.6   $34   35.2   $ 3,190  35.3

Income tax payments of approximately $1,011,000, $729,000 and $2,756,000 were made in 1999, 1998 and 1997, respectively.

Note M Benefit Plans
The Company has a 401(k) Employee Stock Ownership Plan covering all non-union employees. Employees may contribute to the Plan up to 20 percent of their salary with a maximum of $10,000 for 1999. Contributions by the employees are invested in one or more funds at the direction of the employee; however, employee contributions cannot be invested in Company stock.

Contributions by the Company are made primarily in Synalloy stock. The Company contributes on behalf of each participant who is eligible a matching contribution equal to a percentage which is determined each year by the Board of Directors. For 1999 the maximum was four percent. The matching contribution is allocated monthly. Matching contributions of approximately $357,000, $354,000 and $294,000 were made for 1999, 1998 and
1997, respectively. The Company may also make a discretionary contribution, which shall be distributed to all eligible participants regardless of whether they contribute to the Plan. No discretionary contributions were made to the Plan in 1999, 1998 or 1997.

The Company also contributes to union-sponsored defined contribution retirement plans. Contributions relating to these plans were approximately $512,000, $484,000 and $428,000 for 1999, 1998 and 1997, respectively.

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

Note O Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

                                        1999        1998        1997
Numerator:
  Net income                        $ 2,946,648 $    62,677 $ 5,840,760

Denominator:
  Denominator for basic earnings
    per share-weighted average
    shares                            6,558,705   6,779,349   6,959,628

  Effect of dilutive securities:
    Employee stock options                  396      14,528      47,088
                                      ---------   ---------   ---------
  Denominator for diluted
    earnings per share                6,559,101   6,793,877   7,006,716

  Basic earnings per share                $0.45       $0.01       $0.84

  Diluted earnings per share              $0.45       $0.01       $0.83

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

The purchase agreement includes a contingent payment provision that provides for additional payments to be made to Organic's shareholders over a three-year period. The provision calls for payments to Organic's shareholders up to $875,000, payable one-third per year for three years, for a joint venture investment in a manufacturing plant in the Republic of China based on the equity value of the investment after the three-year period. Each payment is calculated for a one year period ending June 30 and payable August 30 for each of the next three years. The Company made the first payment of $292,000 in August 1999.

Note Q Industry Segments
Synalloy Corporation operates in two principal industry segments: metals and chemicals. The Company identifies such segments based on products and services. The Metals Segment consists of Bristol Metals and Whiting Metals, both wholly-owned subsidiaries. The Chemicals Segment consists of Blackman Uhler Chemical Company, a division of the Company, Manufacturers Chemicals and Organic Pigments Corporation, wholly-owned subsidiaries.
The Chemicals Segment manufactures dyes, pigments and auxiliaries for the textile industry and a wide variety of specialty chemicals for the textile, chemical, paper, metals, petroleum and pharmaceutical industries. The Metals Segment manufactures welded stainless steel pipe and highly specialized products, most of which are custom-produced to individual orders, required for corrosive and high-purity processes used principally by the chemical, petrochemical and pulp and paper industries. Products include piping systems, fittings, tanks, pressure vessels and a variety of other components.

Operating profit is total revenue less operating expenses, excluding interest expense and income taxes. Identifiable assets (all of which are in the United States) are those assets used in operations by each segment. Centralized data processing and accounting expenses are allocated to the Metals Segment and Chemicals Segment based upon estimates of their percentage of usage. Corporate assets consist principally of cash, certain investments, and property and equipment. No single customer or agency (domestic or foreign) accounted for more than ten percent of revenues in 1999, 1998 or 1997.

The Company has a distributorship agreement expiring December 31, 2000 with the company supplying about 91 percent of the products that produced about 18 percent of the Chemicals Segment's sales in 1999. The supplier has been the principal source of these products since 1985. Although the Company believes that this supplier will continue to be a source of these products in the future, there is no assurance of this. Loss of this supplier would have a materially adverse short-term effect on the Company's sales and net income. However, management believes that if the agreement with this supplier is not continued in the future, other suppliers could be found to replace most of the products.

In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which the Company adopted in 1998. The adoption of Statement 131 did not affect results of operations or financial position.

Segment information:

(Amounts in thousands)                    1999       1998       1997
Net sales
   Metals                              $   66,055 $   55,368 $   71,192
   Chemicals                               50,829     51,889     55,549
                                        ---------- ---------- ----------
Total net sales                        $  116,884 $  107,257 $  126,741

Operating income
   Metals                              $    5,418 $    1,409 $    5,634
   Chemicals                                  726         24      5,220
                                        ---------- ---------- ----------
                                            6,144      1,433     10,854

Less unallocated corporate expense            905        804      1,110
                                        ---------- ---------- ----------
Operating income                            5,239        629      9,744

Other expense, net                            660        532        713
                                        ---------- ---------- ----------
Income before taxes                    $    4,579 $       97 $    9,031

Identifiable assets
   Metals                              $   37,295 $   32,275 $   37,838
   Chemicals                               36,140     35,002     30,211
   Corporate                                4,618      4,097      5,334
                                        ---------- ---------- ----------
                                       $   78,053 $   71,374 $   73,383

Depreciation and amortization
   Metals                              $    1,469 $    1,515 $    1,504
   Chemicals                                2,112      1,843      1,807
   Corporate                                  151        155        174
                                        ---------- ---------- ----------
                                       $    3,732 $    3,513 $    3,485

Capital expenditures
   Metals                              $      914 $      956 $    1,163
   Chemicals                                2,733      2,661      1,653
   Corporate                                  567         69         38
                                        ---------- ---------- ----------
                                       $    4,214 $    3,686 $    2,854

Geographic sales
   United States                       $  113,443 $  101,776 $  118,445
   Elsewhere                                3,441      5,481      8,296
                                        ---------- ---------- ----------
                                       $  116,884 $  107,257 $  126,741

Note R Quarterly results (unaudited)
The following is a summary of quarterly operations for 1999, 1998 and 1997:

                                         Net     Net Income Per
                        Net    Gross    Income    Common Share
(Thousands, except     Sales   Profit   (Loss)   Diluted     Basic
  per share data)
 1999
     First Quarter   $ 27,645 $ 3,371  $   337   $   .05    $  .05
     Second Quarter    28,292   3,331      326       .05       .05
     Third Quarter     31,024   4,600      831       .13       .13
     Fourth Quarter    29,923   5,272    1,454       .23       .23
 1998
     First Quarter   $ 30,606 $ 3,475  $   597   $   .09    $  .09
     Second Quarter    25,813   2,927      110       .02       .02
     Third Quarter     28,040   3,467      455       .07       .07
     Fourth Quarter    22,798   2,334   (1,100)    (0.16)    (0.16)

 1997
     First Quarter   $ 30,903 $ 4,246  $ 1,011   $   .14    $  .14
     Second Quarter    31,205   4,832    1,386       .20       .20
     Third Quarter     31,371   4,875    1,543       .22       .22
     Fourth Quarter    33,262   5,762    1,901       .27       .28

The Company recorded a special charge of $1,439,000 for environmental remediation costs in the fourth quarter of 1998 which reduced net income by $931,000 or $.14 per share. See Note H for further discussion.

Note S Subsequent Event
In February 2000, management decided to close the Whiting Metals facility. Closure is expected to be completed before the end of the second quarter of 2000. Management does not expect the closure to have a material effect on the operations of the Company.

In March 2000, management made the decision to close the Augusta, Georgia plant. It is anticipated that most of the products produced in Augusta will be transferred to the Spartanburg facility. Management expects the closure to reduce negative operating variances and, accordingly, enhance future earnings. However, the company expects to take a restructuring charge in the future, which has not yet been quantified.

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

Report Of Independent Auditors
Shareholders and Board of Directors
Synalloy Corporation

We have audited the accompanying consolidated balance sheets of Synalloy Corporation and subsidiaries as of January 1, 2000, January 2, 1999 and January 3, 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended January 1, 2000. Our audits also included the financial state-ment schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synalloy Corporation at January 1, 2000, January 2, 1999 and January 3, 1998 and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 1, 2000, in conformity with generally accepted accounting principles in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Greenville, South Carolina
February 5, 2000,
except for Note S, as to which the date is March 15, 2000

Item 9 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

PART III

A definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to regulation 14A of the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended January 1, 2000, is incorporated herein by reference.

Item 10 Directors and Executive Officers of the Registrant

Such information as required by the Securities and Exchange Commission in Regulation S-K is contained in the Company's definitive Proxy Statement in connection with its Annual Meeting to be held May 18, 2000.

Item 11 Executive Compensation

The information with respect to executive compensation and transactions is hereby incorporated by reference from the Company's definitive proxy state-ment to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934.

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

Item 13 Certain Relationships and Related Transactions
None

PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K

a. The following documents are filed as a part of this report:
   1.	Financial Statements: The following consolidated financial
      statements of Synalloy Corporation are included in Item 8:

      Consolidated Balance Sheets at January 1, 2000, January 2, 1999 and January 3, 1998

      Consolidated Statements of Income for the years ended January 1, 2000, January 2, 1999 and January 3, 1998

      Consolidated Statements of Shareholders' Equity for the years ended January 1, 2000, January 2, 1999 and January 3, 1998

      Consolidated Statements of Cash Flows for the years ended January 1, 2000, January 2, 1999 and January 3, 1998

      Notes to Consolidated Financial Statements

   2. Financial Statements Schedules: The following consolidated financial statements schedule of Synalloy Corporation is included in
      Item 14(d).

      Schedule II - Valuation and Qualifying Accounts for the years ended January 1, 2000, January 2, 1999 and January 3, 1998

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

   3. Listing of Exhibits:
      Exhibit 22 - Subsidiaries of the Registrant

b. Reports on Form 8-K: There were no reports on Form 8-K filed during the fourth quarter of the 1999 fiscal year.

c. Exhibits: The response to this portion of Item 14 is submitted in a separate section of this report.

d. Financial Statements Schedules: The response to this portion of Item 14 is submitted as a separate section of this report.


Schedule II Valuation and Qualifying Accounts

              Column A             Column B   Column C     Column D    Column E

                                  Balance at Charged to   Deductions    Balance
                                   Beginning  Cost and     Describe    at End of
            Description            of Period  Expenses        (1)       Period
Year ended January 1, 2000
Deducted from asset account:
Allowance for doubtful accounts    $362,000   $820,000     $107,000   $1,075,000

Year ended January 2, 1999
Deducted from asset account:
Allowance for doubtful accounts    $219,000   $394,000  (2 $206,000   $  362,000

Year ended January 3, 1998
Deducted from asset account:
Allowance for doubtful accounts    $208,000   $279,000     $268,000   $  219,000

   (1) Allowances, uncollected accounts and credit balances written off against reserve, net of recoveries.

   (2) Includes a $25,000 of allowance from the acquisition of Organic Pigments
       Corporation in 1998.

Exhibit 21 Subsidiaries of the Registrant

The Company has six wholly-owned subsidiaries. All subsidiaries are included in the Company's consolidated financial statements. The subsidiaries are as follows:

     Synalloy Metals, Inc., formerly Bristol Metals, Inc., a Tennessee corporation

     Whiting Metals, Inc., a South Carolina corporation

     Manufacturers Soap and Chemical Company, a Tennessee corporation

     Organic Pigments Corporation, a North Carolina corporation

     Metchem, Inc., a Delaware corporation

     Synco International, Inc., a Virgin Islands corporation

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SYNALLOY CORPORATION
                                Registrant

By	/s/ Cheryl C. Carter		                  March 28,2000
Cheryl C. Carter	                          Date
Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By	/s/ James G. Lane, Jr.		                March 28, 2000
	James G. Lane, Jr.		                      Date
	Chief Executive Officer and
	Chairman of the Board

By	/s/ Gregory M. Bowie		                  March 28, 2000
	Gregory M. Bowie		                        Date
	Vice President, Finance

By	/s/ Glenn R. Oxner		                    March 28, 2000
	Glenn R. Oxner		                          Date
	Director

By	/s/ Sibyl N. Fishburn		                 March 28, 2000
 Sibyl N. Fishburn		                       Date
 Director

By	/s/ Carroll D. Vinson		                 March 28, 2000
	Carroll D. Vinson		                       Date
	Director

By	/s/ Richard E. Ingram		                 March 28, 2000
	Richard E. Ingram		                       Date
	Director