Form 10-Q
period 2000-04-01
SYNALLOY CORP
filed 2000-05-05
CIK 95953

FORM 10-Q

                     	Securities and Exchange Commission
	                           Washington, D. C. 20549

                	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
	                 OF THE SECURITIES EXCHANGE ACT OF 1934
  (Mark One)

       X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarter ended April 1, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.
                                                  Number of Shares Outstanding
        Title of Class                                As of April 1, 2000
Common Stock, $1.00 Par Value                               6,291,061









Synalloy Corporation

Index



PART I. 	FINANCIAL INFORMATION


Item  1. 	Financial Statements (unaudited)

            Condensed consolidated balance sheets - April 1, 2000 and January 1, 2000

            Condensed consolidated statements of income - Three months ended April 1, 2000 and April 3, 1999

            Condensed consolidated statements of cash flows - Three months ended April 1, 2000 and April 3, 1999

            Notes to condensed consolidated financial statements - April 1,
            2000

            Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.	OTHER INFORMATION

Item  1.		Legal Proceedings

Item  2.		Changes in Securities

Item  3.		Defaults upon Senior Securities

Item  4.		Submission of Matters to a Vote of Security Holders

Item  5.		Other Information

Item  6.		Exhibits and Reports on Form 8-K






















PART 1. FINANCIAL STATEMENTS

Synalloy Corporation
Condensed Consolidated Balance Sheets
                                                   Apr 1, 2000    Jan 1, 2000
                                                   (Unaudited)       (Note)
                                                   -----------    -----------
Assets
Current assets
Cash and cash equivalents                          $    70,632    $   120,549
Accounts receivable, less allowance
   for doubtful accounts                            18,282,346     16,354,165
Inventories
   Raw materials                                    10,366,438      9,378,087
   Work-in-process                                   4,674,438      6,033,389
   Finished goods                                   14,800,238     13,407,243
                                                    ----------     ----------
Total inventories                                   29,841,114     28,818,719

Deferred income taxes                                  406,000        406,000
Prepaid expenses and other current assets              753,635        794,232
                                                    ----------     ----------
Total current assets                                49,353,727     46,493,665

Cash value of life insurance                         2,130,611      2,112,411
Investment                                           1,157,117      1,039,117
Property, plant & equipment, net of accumulated
   depreciation of $35,128,000 and $32,498,000      26,026,640     25,985,725
Deferred charges and other assets                    2,340,267      2,421,655
                                                    ----------     ----------
Total assets                                       $81,008,362    $78,052,573
                                                    ==========     ==========
Liabilities and Shareholders' Equity
Current liabilities
Notes payable                                      $ 3,418,000    $ 3,084,000
Accounts payable                                    11,707,984     10,867,711
Income taxes                                         1,667,052      1,209,874
Accrued expenses                                     3,490,406      2,957,728
Current portion of environmental reserves              373,500        373,500
                                                    ----------     ----------
Total current liabilities                           20,656,942     18,492,813

Long-term debt, less current portion                10,000,000     10,000,000
Environmental reserves                               1,576,503      1,661,663
Deferred compensation                                1,373,582      1,374,210
Deferred income taxes                                1,905,000      1,864,000
Contingencies

Shareholders' equity
 Common stock, par value $1 per share - authorized
  12,000,000 at July 3,1999 and 8,000,000 shares
  at January 2, 1999; issued 8,000,000 shares        8,000,000      8,000,000
 Capital in excess of par value                          9,491          9,491
 Retained earnings                                  52,084,654     51,325,183
 Accumulated other comprehensive income                538,000        461,000
 Less cost of Common Stock in treasury             (15,135,810)   (15,135,787)
                                                    ----------     ----------
Total shareholders' equity                          45,496,335     44,659,887
                                                    ----------     ----------
Total liabilities and shareholders' equity         $81,008,362    $78,052,573

Note: The balance sheet at January 1, 2000 has been derived from the audited financial statements at that date. See accompanying notes to condensed consolidated financial statements

Synalloy Corporation
Condensed Consolidated Statements of Income

(Unaudited)                                           Three Months Ended
                                                   Apr 1, 2000  Apr 3, 1999
                                                   -----------  -----------

                                                   c>
Net sales                                          $32,271,000  $27,645,297

Cost of sales                                       27,073,288   24,274,218
                                                    ----------   ----------

Gross profit                                         5,197,712    3,371,079

Selling, general and administrative expense          3,284,575    2,689,530
                                                    ----------   ----------

Operating income                                     1,913,137      681,549

Other (income) and expense
  Interest expense                                     238,810      159,753
  Other, net                                             7,303        3,171
                                                    ----------   ----------

Income before taxes                                  1,667,024      518,625

Provision for income taxes                             593,000      182,000
                                                    ----------   ----------

Net income                                         $ 1,074,024  $   336,625
                                                    ==========   ==========

Net income per common share
    Basic                                                 $.17         $.05
                                                          ====         ====
    Diluted                                               $.17         $.05
                                                          ====         ====

Dividends paid per common share                           $.05         $.05
                                                          ====         ====
Average shares outstanding
    Basic                                            6,291,061    6,722,468
                                                     =========    =========
    Diluted                                          6,292,257    6,722,468
                                                     =========    =========













See accompanying notes to condensed consolidated financial statements


Synalloy Corporation
Condensed Consolidated Statements of Cash Flows

(Unaudited)                                           Three Months Ended
                                                  Apr 1, 2000    Apr 3, 1999
                                                  -----------    -----------
Operating activities
  Net income                                      $1,074,024     $  336,625
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation expense                           990,876        993,883
      Amortization of deferred charges                81,386         67,663
      Deferred compensation                             (628)          (420)
      Provision for losses on accounts receivables    54,009        126,260
      (Gain) loss on sale of property,
        plant and equipment                             (576)         7,981
      Cash value of life insurance                   (18,200)       (20,942)
      Environmental reserves                         (85,160)      (104,512)
      Changes in operating assets and liabilities:
        Accounts receivable                       (1,982,190)    (3,144,518)
        Inventories                               (1,022,395)       356,455
        Other assets                                    (401)        (1,734)
        Accounts payable and accrued expenses      1,413,951        832,515
        Income taxes payable                         457,178        796,690
                                                   ---------      ---------
Net cash provided by operating activities            961,874        245,946

Investing activities
  Purchases of property, plant and equipment      (1,031,791)    (1,515,347)
  Proceeds from sale of property,
    plant and equipment                                  576          9,500
                                                   ---------      ---------
Net cash used in investing activities             (1,031,215)    (1,505,847)

Financing activities
  Proceeds from revolving lines of credit         11,175,000      7,643,000
  Payments on revolving lines of credit          (10,841,000)    (5,636,000)
  Purchases of treasury stock                            (23)      (368,251)
  Dividends paid                                    (314,553)      (336,281)
                                                  ----------     ----------
Net cash provided by financing activities             19,424      1,302,468
                                                  ----------     ----------
(Decrease) increase in cash and cash equivalents     (49,917)        42,567

Cash and cash equivalents at beginning of year       120,549        117,658
                                                  ----------     ----------
Cash and cash equivalents at end of period        $   70,632     $  160,225
                                                  ==========     ==========













See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Notes To Condensed Consolidated Financial Statements (Unaudited)
April 1, 2000
NOTE 1--BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 1, 2000, are not necessarily indicative of the results that may be expected for the year ending December 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended January 1, 2000.

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

NOTE 4--COMPREHENSIVE INCOME
Comprehensive income was $1,151,000 for the three months ended April 1, 2000. Comprehensive income consists of net income plus unrealized gains and losses on the Company's foreign equity investment of $77,000, net of deferred income taxes of $41,000 for the three months ended April 1, 2000, and is recorded in Shareholders' Equity.

NOTE 5--SEGMENT INFORMATION
(Dollar amounts are in thousands.)
                                          Three Months Ended
			                                   Apr 1, 2000  Apr 3, 1999
Net sales
   Colors Group                          $ 6,608      $ 7,622
   Specialty Chemicals Group               6,126        6,422
      Chemicals Segment                   12,734       14,044
                                          ------       ------
   Metals Segment                         19,537       13,601
                                          ------       ------
                                         $32,271      $27,645
                                          ======       ======
Operating income
   Colors Group                          $    40      $    58
   Specialty Chemicals Group                 124          442
                                          ------       ------
      Chemicals Segment                      164          500
   Metals Segment                          2,182          407
                                          ------       ------
                                           2,346          907
Unallocated expenses
   Corporate                                 433          225
   Interest, net                             246          163
                                          ------       ------
Income before income taxes               $ 1,667      $   519
                                          ======       ======

Synalloy Corporation
Notes To Condensed Consolidated Financial Statements - Continued
(Unaudited)

April 1, 2000

NOTE 5--SEGMENT INFORMATION (Continued)
During the first quarter of 2000, the Company completed the reorganization of its Chemicals Segment changing the Segment into two separately managed product groups - Colors and Specialty Chemicals. Previously, the Segment had been managed by geographic location. The amounts for the first quarter of 1999 have been restated to reflect the reorganization.

Synalloy Corporation
Management's Discussion And Analysis Of Financial Condition
And Results Of Operations

The following is management's discussion of certain significant factors that affected the Company during the quarter ended April 1, 2000. (Dollar amounts are in thousands except for per share data.)

Consolidated sales for the quarter were up, increasing 17 percent compared to the same period one year ago. Consolidated net income also increased 219 percent to $1,074 for the quarter, or $.17 per share, compared to $337, or $.05 per share, reported the same period one year ago. On a sequential basis, sales were up eight percent, however, net income declined 26 percent resulting from special charges of $576, or $.06 per share, incurred in the quarter. Per share income before the special charges was the same as the $.23 reported in the fourth quarter of 1999.

Sales in the Colors Group were down 13 percent in the first quarter, which is a continuation of the downward trend that has been evident in the domestic textile color business since 1995. Factors leading to this industry-wide malaise have been discussed in earlier press releases and periodic filings with the SEC. Management is not pleased with the modest level of operating profit but believes it is acceptable under current conditions. The Company has added vat dyes to its product line and is developing color sales outside the textile industry in an attempt to arrest the slide in color sales.

The Chemicals Group had a more modest decline in sales of five percent but operating income was down 72 percent in the first quarter. The declines were essentially attributable to results from the Augusta, Georgia plant. This plant suffered an operating loss of $583 in the quarter, including a $65 special charge for clean up of a chemical spill, compared to a $285 loss a year earlier. As previously announced, the Company plans to close the Augusta plant and move most of the equipment and production to its plant in Spartanburg, S.C. by the end of this year. Management expects the closure to reduce negative operating variances and, accordingly, enhance future earnings. However, the Company expects to take a restructuring charge in the future, which has not been quantified.

The Metals Segment had a sterling performance in the first quarter with a 44 percent increase in sales producing operating income more than five times the level of 1999's comparable quarter. The sales increase resulted from 22 percent more unit volume coupled with an 18 percent increase in average
selling prices.   The dramatic increase in income was after a $353 special
charge related to the closure of the Company's process equipment plant in Camden, S. C. The plant incurred an operating loss, before the special charge, of $127 in the quarter on sales of $581. In 1999, the plant had operating losses of $473 on sales of $2,477. Closure of the plant has now been completed and no losses are anticipated from this plant after the first quarter.

After four years of steady erosion of stainless steel pipe prices, the trend reversed in the third quarter of 1999 and prices are now about one-third higher than their lows. Most industry sources believe this trend will continue during 2000 and take prices even higher. If this occurs and demand remains strong the Metals Segment should produce excellent results for the rest of the year.

Selling and administrative expense for the quarter was negatively impacted by a $158 special charge for an unanticipated payment made under a contract related to a pre 1973 employment matter. Management does not believe this contract represents any significant financial exposure to the Company in the future. Without the special charge, selling and administrative expense was 10 percent of sales for both the first quarter of 2000 and 1999.

Synalloy Corporation

Management's Discussion And Analysis Of Financial Condition
And Results Of Operations - Continued

Cash flows from operations totaled $962 during the first three months of 2000 compared to $246 generated during the same period one year ago. The increase came primarily from net income. Accounts receivable increased $1,982 in the first quarter compared to a $3,145 increase last year which resulted from an usually low level existing at January 2, 1999, due to the increase in sales experienced in the quarter compared to the fourth quarter of 1998. Inventories increased $1,022 during the quarter compared to a decline of $356 occurring in the first quarter of 1999, offsetting the accounts receivable change. The Company expects that available cash and existing lines of credit will be sufficient to meet normal operating requirements, including capital expenditures and payment of dividends over the near term.


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

            The following exhibits are included herein:
            None

            The Company did not file any reports on Form 8-K during the three months ended April 1, 2000

                            Synalloy Corporation

                               	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    								SYNALLOY CORPORATION
									                       (Registrant)



Date:		May 5, 2000 			    /s/    James G. Lane, Jr.
                   							James G. Lane, Jr., Chairman and
		  					                 Chief Executive Officer



Date: 	May 5, 2000 			    /s/    Gregory M. Bowie
                  								Gregory M. Bowie
							                   Vice President, Finance