Form 10-Q
period 2000-07-01
SYNALLOY CORP
filed 2000-08-08
CIK 95953

FORM 10-Q

                      Securities and Exchange Commission
                          Washington, D. C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
  (Mark One)

       X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarter ended July 1, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.
                                                  Number of Shares Outstanding
        Title of Class                                As of July 1, 2000
Common Stock, $1.00 Par Value                               6,145,758

Synalloy Corporation

Index



PART I.     FINANCIAL INFORMATION


Item  1.    Financial Statements (unaudited)

            Condensed consolidated balance sheets - July 1, 2000 and January 1, 2000

            Condensed consolidated statements of income - Three and six months ended July 1, 2000 and July 3, 1999

            Condensed consolidated statements of cash flows - Six months ended July 1, 2000 and July 3, 1999

            Notes to condensed consolidated financial statements - July 1,
            2000

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

PART 1. FINANCIAL STATEMENTS

Synalloy Corporation
Condensed Consolidated Balance Sheets
                                                   Jul 1, 2000    Jan 1, 2000
                                                   (Unaudited)       (Note)
Assets
Current assets
Cash and cash equivalents                          $    42,778    $   120,549
Accounts receivable, less allowance
   for doubtful accounts                            17,551,577     16,354,165
Inventories
   Raw materials                                     8,642,125      9,378,087
   Work-in-process                                   5,958,723      6,033,389
   Finished goods                                   15,210,069     13,407,243
Total inventories                                   29,810,917     28,818,719

Deferred income taxes                                  406,000        406,000
Prepaid expenses and other current assets              754,770        794,232
Total current assets                                48,566,042     46,493,665

Cash value of life insurance                         2,148,811      2,112,411
Investment                                             926,117      1,039,117
Property, plant & equipment, net of accumulated
   depreciation of $36,665,000 and $34,887,000      26,175,958     25,985,725
Deferred charges and other assets                    2,870,015      2,421,655

Total assets                                       $80,686,943    $78,052,573

Liabilities and Shareholders' Equity
Current liabilities
Notes payable                                      $ 5,031,000    $ 3,084,000
Accounts payable                                    10,378,945     10,867,711
Income taxes                                         1,196,632      1,209,874
Accrued expenses                                     3,735,757      2,957,728
Current portion of environmental reserves              373,500        373,500
Current portion of long-term debt                            0              0
Total current liabilities                           20,715,834     18,492,813

Long-term debt, less current portion                10,000,000     10,000,000
Environmental reserves                               1,496,812      1,661,663
Deferred compensation                                1,392,635      1,374,210
Deferred income taxes                                1,824,000      1,864,000
Contingencies

Shareholders' equity
 Common stock, par value $1 per share -
  authorized 12,000,000 shares; issued
  8,000,000 shares                                   8,000,000      8,000,000
 Capital in excess of par value                          9,491          9,491
 Retained earnings                                  52,967,909     51,325,183
 Accumulated other comprehensive income                388,000        461,000
 Less cost of Common Stock in treasury             (16,107,738)   (15,135,787)
Total shareholders' equity                          45,257,662     44,659,887

Total liabilities and shareholders' equity         $80,686,943    $78,052,573

Note: The balance sheet at January 1, 2000 has been derived from the audited financial statements at that date. See accompanying notes to condensed consolidated financial statements

Synalloy Corporation
Condensed Consolidated Statements of Income

(Unaudited)                 Three Months Ended          Six Months Ended
                        Jul 1, 2000   Jul 3, 1999   Jul 1, 2000   Jul 3, 1999

Net sales               $31,891,371   $28,291,775   $64,162,371   $55,937,072

Cost of sales            26,956,152    24,960,327    54,029,440    49,234,545

Gross profit              4,935,219     3,331,448    10,132,931     6,702,527

Selling, general and
  administrative expense  2,797,533     2,718,925     6,082,108     5,408,455

Operating income          2,137,686       612,523     4,050,823     1,294,072

Other (income) and
 expense
  Interest expense          273,268       196,028       512,078       355,781
  Other, net                  4,360       (86,241)       11,663       (83,070)

Income before taxes       1,860,058       502,736     3,527,082     1,021,361

Provision for income tax    663,000       177,000     1,256,000       359,000

Net income              $ 1,197,058   $   325,736   $ 2,271,082   $   662,361

Net income per
 common share
    Basic                      $.19          $.05          $.36          $.10

    Diluted                    $.19          $.05          $.36          $.10


Dividends paid per
    common share               $.05          $.05          $.10          $.10

Average shares
 outstanding
    Basic                 6,254,721     6,584,311     6,272,891     6,653,390

    Diluted               6,254,919     6,589,950     6,273,603     6,662,217


See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows

                                                 Jul 1, 2000    Jul 3, 1999
Operating activities
  Net income                                      $2,271,082     $  662,361
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation expense                           1,974,141      1,954,095
    Amortization of deferred charges                 162,700        136,301
    Deferred compensation                             18,425         11,319
    Provision for losses on
      accounts receivable                             (9,091)       291,885
    (Gain) loss on sale of property,
      plant and equipment                             (5,426)         5,864
    Cash value of life insurance                     (36,400)        (3,856)
    Environmental reserves                          (164,851)      (227,082)
    Changes in operating assets and liabilities:
      Accounts receivable                         (1,188,321)    (2,217,609)
      Inventories                                   (992,198)      (482,098)
      Other assets                                  (239,598)        59,496
      Accounts payable and accrued expenses          249,263      3,544,226
      Income taxes payable                           (13,242)       652,790

Net cash provided by operating activities          2,026,484      4,387,692

Investing activities
  Purchases of property, plant and equipment      (2,164,374)    (1,896,989)
  Proceeds from sale of property,
    plant and equipment                                5,426         22,624
  Increase in note receivables                      (292,000)      (272,000)

Net cash used in investing activities             (2,450,948)    (2,146,365)

Financing activities
  Proceeds from revolving lines of credit         23,684,000     15,949,000
  Payments on revolving lines of credit          (21,737,000)   (16,614,000)
  Purchases of treasury stock                       (971,951)    (1,023,562)
  Dividends paid                                    (628,356)      (665,116)

Net cash provided by (used in) financing
  activities                                         346,693     (2,353,678)

Decrease in cash and cash equivalents                (77,771)      (112,351)

Cash and cash equivalents at beginning of year       120,549        117,658

Cash and cash equivalents at end of period       $    42,778     $    5,307

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Notes To Condensed Consolidated Financial Statements
(Unaudited)

July 1, 2000

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended July 1, 2000, are not necessarily indicative of the results that may be expected for the year ending December 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended January 1, 2000.

NOTE 2--INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.

NOTE 3--LEGAL MATTERS

The Company is from time-to-time subject to various claims, other possible legal actions for product liability and other damages, and other matters arising out of the normal conduct of the Company's business. Management believes that based on present information, it is unlikely that liability, if any, exists that would have a materially adverse effect on the consolidated operating results or financial position of the Company.

NOTE 4--COMPREHENSIVE INCOME

Comprehensive income was $1,047,000 and $2,198,000 for the three and six months ended July 1, 2000, respectively. Comprehensive income consists of net income less unrealized losses on the Company's foreign equity investment, of $150,000 and $73,000, net of deferred income taxes of $81,000 and $40,000 for the three and six months ended July 1, 2000, respectively, and is recorded in Shareholders' Equity.

NOTE 5--SEGMENT INFORMATION

During the first quarter of 2000, the Company completed the reorganization of its Chemicals Segment changing the Segment into two separately managed product groups - Colors and Specialty Chemicals. Previously, the Segment had been managed by geographic location. The amounts presented for the second quarter and six months of 1999 have been restated to reflect the reorganization.

Synalloy Corporation
Notes To Condensed Consolidated Financial Statements - Continued
(Unaudited)

July 1, 2000

NOTE 5--SEGMENT INFORMATION (Continued)

(Dollar amounts are in thousands.)
                              Three Months Ended        Six Months Ended
                               July 1,    July 3,       July 1,    July 3,
                                2000       1999          2000       1999

Net sales
  Colors Group               $  7,341   $  7,943      $ 13,950   $ 15,565
  Specialty Chemicals Group     5,059      5,187        11,184     11,609
    Chemicals Segment          12,400     13,130        25,134     27,174

  Metals Segment               19,491     15,162        39,028     28,763

                             $ 31,891   $ 28,292      $ 64,162   $ 55,937

Operating income
  Colors Group               $     90   $    268      $    130   $    325
  Specialty Chemicals Group      (596)      (138)         (472)       305
    Chemicals Segment            (506)       130          (342)       630

  Metals Segment                2,948        735         5,131      1,142

Unallocated expenses
  Corporate                       304        278           738        503
  Interest and debt expense,
   net of interest income         278         85           524        248

Income before income taxes   $  1,860   $    502      $  3,527   $  1,021

Synalloy Corporation

Management's Discussion And Analysis Of Financial Condition
And Results Of Operations

The following is management's discussion of certain significant factors that affected the Company during the quarter ended July 1, 2000. (Dollar amounts are in thousands except for per share data.)

Consolidated sales increased 13 and 15 percent, respectively, for the quarter and year-to-date compared to the same periods one year ago. Consolidated net income increased to $1,197 from $326 for the quarter and increased to $2,271 from $662 year-to-date, respectively, compared to the same periods one year ago.

Metals Segment sales increased 29 percent and 36 percent in the quarter and year-to-date, respectively. Operating income for the quarter and year-to-date increased over four times the levels of the prior year. The increase in sales came from eight percent higher unit volumes coupled with a 19 percent increase in average selling prices. Improvement in our principal product, commodity stainless pipe, was even more pronounced with unit volume up 14 percent and average selling price 38 percent higher than last year's second quarter. The commodity pipe percentage gains were moderated by the change in product mix that resulted from the closure in the first quarter of the Whiting Metals process equipment facility and 11 percent lower sales from piping systems. Assuming that market conditions for commodity pipe continue to be strong, the third quarter should produce a continuation of excellent results.

Chemicals Segment sales decreased six and eight percent in the quarter and year-to-date, respectively, with both Colors and Specialty Chemicals contributing to the decline. In spite of the well-chronicled negative conditions in the domestic textile color industry, the Colors Group managed to operate profitably during the second quarter as operating income for the Group declined 66 and 60 percent in the quarter and year-to- date, respectively. On the other hand, the Specialty Chemicals Group incurred an operating loss for the quarter, over half of which resulted from $308,000 in losses at the Augusta plant. The balance of the loss resulted from very low volumes at the Spartanburg plant because of normal quarterly fluctuations that occur in these products. Present schedules call for over twice as much volume in the third quarter when demand is expected to be closer to the quarterly average. Site preparation is underway in Spartanburg for the move of equipment from Augusta. The move should be completed by year-end after which the Augusta plant losses will be eliminated and profits in Spartanburg should be enhanced by improved utilization. However, the Company expects to take a restructuring charge in the future, which has not been quantified. Management is confident that initiatives underway in the Chemicals Segment will return it to acceptable profitability by the end of this year.

Selling and administrative expense for the quarter and year-to-date were nine percent of consolidated sales, respectively, compared to last year's 10 percent.

Cash flows from operations totaled $2,026 during the first six months of 2000 compared to $4,388 generated during the same period one year ago. The decrease in cash flows came primarily from increases in accounts receivable and inventories, offset by an increase in accounts payable and income taxes payable totaling $1,944 in 2000, compared to a net decline of $1,497 from the same accounts in 1999. The decrease was offset by the $1,609 increase in net income from 1999 to 2000. The Company used part of the cash flows generated in 2000 to purchase 145,300 shares of the Company's common stock for $972.
The Company expects that available cash and existing lines of credit will be sufficient to meet normal operating requirements, including capital expenditures and payment of dividends over the near term.

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


            A The Annual Meeting of Shareholders was held May 18, 2000 at the offices of the Company.

            B. The following individuals were elected as directors at the
               Annual Meeting:
						                               	     Votes For		     Votes Withheld
               1. 	James G. Lane, Jr.	     5,727,346             72,023
               2. 	Sibyl N. Fishburn	      5,727,346             72,023
               3. 	Richard E. Ingram	      5,727,346             72,023
               4. 	Glenn R. Oxner		        5,727,346             72,023
               5. 	Carroll D. Vinson	      5,727,346             72,023

            C. Ernst & Young LLP, independent certified accountants, were selected as independent auditors for the fiscal year ending December 30, 2000 by a vote of 5,770,510 for, 12,979 against and 15,880 abstentions.

Item  5.	Other Information
		None

Item  6.	Exhibits And Reports On Form 8-K

The following exhibits are included herein:

Financial Data Schedule

A Form 8-K, dated May 18, 2000, was filed May 19, 2000 pursuant to
  Item 5 of that form.

Synalloy Corporation

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               SYNALLOY CORPORATION
                                                   (Registrant)



Date:    August 8, 2000                     /s/    James G. Lane, Jr.
                                            James G. Lane, Jr., Chairman and
                                                Chief Executive Officer



Date:    August 8, 2000                     /s/    Gregory M. Bowie
                                                   Gregory M. Bowie
                                                Vice President, Finance