Form 10-Q
period 2000-09-30
SYNALLOY CORP
filed 2000-11-07
CIK 95953

FORM 10-Q

                      Securities and Exchange Commission
                          Washington, D. C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
  (Mark One)

       X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarter ended September 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.
                                                  Number of Shares Outstanding
        Title of Class                              As of September 30, 2000
Common Stock, $1.00 Par Value                               6,093,034

Synalloy Corporation

Index



PART I.     FINANCIAL INFORMATION


Item  1.    Financial Statements (unaudited)

            Condensed consolidated balance sheets - September 30, 2000 and January 1, 2000

            Condensed consolidated statements of income - Three and nine months ended September 30, 2000 and October 2, 1999

            Condensed consolidated statements of cash flows - Nine months ended September 30, 2000 and October 2, 1999

            Notes to condensed consolidated financial statements - September 30, 2000

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

PART 1. FINANCIAL STATEMENTS

Synalloy Corporation
Condensed Consolidated Balance Sheets
                                                 Sept 30, 2000    Jan 1, 2000
                                                  (Unaudited)        (Note)
Assets
Current assets
Cash and cash equivalents                          $    18,545    $   120,549
Accounts receivable, less allowance
   for doubtful accounts                            15,093,438     16,354,165
Inventories
   Raw materials                                    11,387,836      9,378,087
   Work-in-process                                   5,485,991      6,033,389
   Finished goods                                   16,116,083     13,407,243
Total inventories                                   32,989,910     28,818,719

Deferred income taxes                                  406,000        406,000
Prepaid expenses and other current assets              370,129        794,232
Total current assets                                48,878,022     46,493,665

Cash value of life insurance                         2,167,011      2,112,411
Investment                                             638,117      1,039,117
Property, plant & equipment, net of accumulated
   depreciation of $37,608,000 and $34,887,000      25,803,195     25,985,725
Deferred charges and other assets                    2,879,134      2,421,655

Total assets                                       $80,365,479    $78,052,573

Liabilities and Shareholders' Equity
Current liabilities
Notes payable                                      $ 8,063,000    $ 3,084,000
Accounts payable                                     9,372,212     10,867,711
Income taxes                                           684,337      1,209,874
Accrued expenses                                     3,226,262      2,957,728
Current portion of environmental reserves              373,500        373,500
Total current liabilities                           21,719,311     18,492,813

Long-term debt, less current portion                10,000,000     10,000,000
Environmental reserves                               1,319,097      1,661,663
Deferred compensation                                1,402,885      1,374,210
Deferred income taxes                                1,823,000      1,864,000
Contingencies

Shareholders' equity
 Common stock, par value $1 per share -
  authorized 12,000,000 shares; issued
  8,000,000 shares                                   8,000,000      8,000,000
 Capital in excess of par value                          9,491          9,491
 Retained earnings                                  52,333,863     51,325,183
 Accumulated other comprehensive income                201,000        461,000
 Less cost of Common Stock in treasury             (16,443,168)   (15,135,787)
Total shareholders' equity                          44,101,186     44,659,887

Total liabilities and shareholders' equity         $80,365,479    $78,052,573

Note: The balance sheet at January 1, 2000 has been derived from the audited financial statements at that date. See accompanying notes to condensed consolidated financial statements


Synalloy Corporation
Condensed Consolidated Statements of Income

(Unaudited)                 Three Months Ended          Nine Months Ended
                        Sep 30, 2000  Oct 2, 1999   Sep 30, 2000  Oct 2, 1999

Net sales               $24,963,661   $31,024,054   $89,126,032   $86,961,126

Cost of sales            22,733,500    26,424,178    76,762,940    75,658,723

Gross profit              2,230,161     4,599,876    12,363,092    11,302,403

Selling, general and
  administrative expense  2,484,258     3,159,168     8,566,366     8,567,623

Operating (loss) income    (254,097)    1,440,708     3,796,726     2,734,780

Other (income) and expense
  Interest expense          303,085       179,836       815,163       535,617
  Other, net                (28,162)      (19,661)      (16,499)     (102,731)

(Loss)income before taxes  (529,020)    1,280,533     2,998,062     2,301,894

Provision for income tax   (201,000)      450,000     1,055,000       809,000

Net (loss) income       $  (328,020)  $   830,533   $ 1,943,062   $ 1,492,894

Net (loss) income per
  common share
    Basic                     ($.05)         $.13          $.31          $.23

    Diluted                   ($.05)         $.13          $.31          $.23


Dividends paid per
    Common share               $.05          $.05          $.15          $.15

Average shares outstanding
    Basic                 6,120,511     6,576,279     6,222,098     6,627,686

    Diluted               6,120,541     6,576,279     6,222,306     6,629,974


See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows

                                                     Nine Months Ended
                                                Sep 30, 2000    Oct 2, 1999
Operating activities
  Net income                                     $ 1,943,062    $ 1,492,894
  Adjustments to reconcile net income to net
   Cash provided by operating activities:
    Depreciation expense                           2,966,624      2,921,634
    Amortization of deferred charges                 243,956        195,939
    Deferred compensation                             28,675         10,899
    Deferred income taxes                            100,000            -
    Provision for losses on
      accounts receivable                            103,986        594,107
    (Gain) loss on sale of property,
      plant and equipment                             (5,426)         5,864
    Cash value of life insurance                     (54,600)       (28,069)
    Environmental reserves                          (342,566)      (322,060)
    Changes in operating assets and liabilities:
      Accounts receivable                          1,156,741     (6,502,301)
      Inventories                                 (4,171,191)    (1,795,436)
      Other assets                                   155,668        223,955
      Accounts payable and accrued expenses       (1,367,965)     5,460,640
      Income taxes payable                          (525,537)       981,319

Net cash provided by operating activities            231,427      3,239,385

Investing activities
  Purchases of property, plant and equipment      (2,793,858)    (2,675,197)
  Proceeds from sale of property,
    plant and equipment                               15,190         22,624
  Acquisitions, net of cash                              -              -
  Increase in note receivables                      (292,000)      (237,000)

Net cash used in investing activities             (3,070,668)    (2,889,573)

Financing activities
  Proceeds from revolving lines of credit         34,375,000     25,357,000
  Payments on revolving lines of credit          (29,396,000)   (23,676,000)
  Principal payments on long-term debt                   -              -
  Payment of notes payable to employee                   -              -
  Proceeds from exercised stock options                  -              -
  Purchases of treasury stock                     (1,307,380)    (1,149,565)
  Dividends paid                                    (934,383)      (993,950)

Net cash provided by
  (used in) financing activities                   2,737,237       (462,515)

Decrease in cash and cash equivalents               (102,004)      (112,703)

Cash and cash equivalents at beginning of year       120,549        117,658

Cash and cash equivalents at end of period       $    18,545    $     4,955

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Notes To Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2000

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended January 1, 2000.

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

NOTE 4--COMPREHENSIVE INCOME

Comprehensive (loss) and income was ($515,000) and $1,683,000 for the three and nine months ended September 30, 2000, respectively. Comprehensive income consists of net income less unrealized losses on the Company's foreign equity investment, of $187,000 and $260,000, net of deferred income taxes of $101,000 and $141,000 for the three and nine months ended September 30, 2000, respectively, and is recorded in Shareholders' Equity.

NOTE 5--ACCOUNTING FOR DERIVITIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company does not have any material derivative instruments nor does it participate in hedging activities, therefore management believes the adoption of Financial Accounting Statements 133, 137 and 138 will not have a material impact of the financial statements of the Company.

NOTE 6--SEGMENT INFORMATION

During the first quarter of 2000, the Company completed the reorganization of its Chemicals Segment changing the Segment into two separately managed product groups - Colors and Specialty Chemicals. Previously, the Segment had been managed by geographic location. The amounts presented for the third quarter and nine months of 1999 have been restated to reflect the reorganization.

Synalloy Corporation
Notes To Condensed Consolidated Financial Statements - Continued
(Unaudited)

September 30, 2000


NOTE 6--SEGMENT INFORMATION (Continued)

(Dollar amounts are in thousands.)
                             Three Months Ended          Nine Months Ended
                         Sep 30, 2000  Oct 2, 1999   Sep 30, 2000  Oct 2, 1999
Net sales
Colors Group                 $ 6,384       $ 7,331       $20,334       $22,895
Specialty Chemicals Group      5,240         5,709        16,424        17,319
    Chemicals Segment         11,624        13,040        36,758        40,214
Metals Segment                13,340        17,984        52,368        46,747
                             $24,964       $31,024       $89,126       $86,961
Operating (loss) income
Colors Group                 $  (353)      $    37       $  (223)      $   337
Specialty Chemicals Group       (773)           69        (1,245)          374
    Chemicals Segment         (1,126)          106        (1,468)          711
Metals Segment                 1,043         1,575         6,174         2,718
                                 (83)        1,681         4,706         3,429
Unallocated expenses
Corporate                        171           200           909           703
Interest and debt expense,
    net of interest inc          275           201           799           424

(Loss) income
  before income taxes        $  (529)      $ 1,280       $ 2,998       $ 2,302


Synalloy Corporation

Management's Discussion And Analysis Of Financial Condition
And Results Of Operations

The following is management's discussion of certain significant factors that affected the Company during the quarter ended September 30, 2000. (Dollar amounts are in thousands except for per share data.)

Consolidated sales decreased 20 percent and increased three percent, respectively, for the quarter and year-to-date compared to the same periods one year ago. The Company had a consolidated net loss for the quarter of $328 compared to net income of $830 for the third quarter of 1999. However, consolidated net income year to date was up 30 percent to $1,943 compared to $1,493 compared to the same period one year ago.

Metals Segment sales decreased 26 percent and operating income declined 34 percent for the quarter. Sales year-to-date increased 12 percent and operating income increased over twice the level of the prior year. The decline in dollar sales in the quarter resulted from 42 percent lower unit volumes that were partially offset by a 27 percent increase in average selling prices. Unit volumes were also down the same 42 percent on a sequential quarterly basis. This is the steepest quarterly decline in unit volumes in management's memory. The decline appears to be caused by inventory liquidation resulting from lower prices for flat-rolled stainless steel and stainless pipe because of surcharge reductions that began in August. The surcharges reflect changes in the cost of certain raw materials, primarily nickel, that are added to the base price by the flat-rolled producers. The surcharge to be effective at the beginning of each month is announced in advance. This results in monthly price volatility that motivates distributors to add to inventories ahead of surcharge increases and reduce inventories ahead of surcharge decreases. If the decline in unit volume is not due to lower-end use demand but is the result of destocking, as industry sources believe, sales should recover quickly when distributor inventories are depleted.

Chemicals Segment sales decreased 11 and nine percent in the quarter and year-to-date, respectively, with both Colors and Specialty Chemicals contributing to the decline. The third quarter is traditionally the worst for the Textile Colors Group but management is nonetheless disappointed with the 13 percent decline in sales from a year earlier and the significant operating loss experienced during the quarter. The domestic textile color business can only be described as brutally competitive. Both unit volume demand and sales prices can't seem to find a bottom. An unavoidable consequence of price declines is inventory losses that lead to lower profit margins. This business will continue to be under pressure as long as the domestic textile industry continues to shrink because of imports from low wage countries. Management's focus is to consider all alternatives to generate a reasonable return on the capital utilized in this business.

The Augusta plant suffered a $539 operating loss in the quarter and has incurred $1,434 in losses for the first nine months of this year, which represents most of the loss of the Specialty Chemicals Group. Site preparation is underway in Spartanburg for the move of equipment from Augusta. The move should be completed by year-end after which the Augusta plant losses will be eliminated and profits in Spartanburg should be enhanced by improved utilization. However, the Company expects to take a restructuring charge in the fourth quarter, which has not been quantified. The Spartanburg plant also had a loss for the quarter as a result of lower than expected production. Management plans to bring expenses in line with production volume by year-end.

Synalloy Corporation

Management's Discussion And Analysis Of Financial Condition
And Results Of Operations - Continued

Selling and administrative expense for the quarter and year-to-date were ten percent of consolidated sales, respectively, compared to last year's ten percent.

Cash flows from operations totaled $231 during the first nine months of 2000 compared to $3,239 generated during the same period one year ago. The decrease in cash flows came primarily from an increase in inventories and a decrease in accounts payable, offset by a decrease in accounts receivable totaling $4,382 in 2000, compared to a net decrease of $2,837 from the same accounts in 1999. In addition, a decline in income taxes payable in 2000 of $526 compared to an increase of $981 in 1999 contributed to the decline. The Company used part of the cash flows generated in 2000 and short term borrowings to purchase 52,700 shares of the Company's common stock for $1,307. The Company expects that available cash and existing lines of credit will be sufficient to meet normal operating requirements, including capital expenditures and payment of dividends over the near term.

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


                                               SYNALLOY CORPORATION
                                                   (Registrant)



Date:    November 10, 2000                     /s/    James G. Lane, Jr.
                                            James G. Lane, Jr., Chairman and
                                                Chief Executive Officer



Date:    November 10, 2000                     /s/    Gregory M. Bowie
                                                   Gregory M. Bowie
                                                Vice President, Finance