Form 10-K
period 2000-12-30
SYNALLOY CORP
filed 2001-03-26
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                             Form 10-K
             X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000
                                 OR
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                     COMMISSION FILE NUMBER 0-19687

                           SYNALLOY CORPORATION
          (Exact name of registrant as specified in its charter)

Delaware                                           57-0426694
State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

Croft Industrial Park, P.O. Box 5627 Spartanburg,     South Carolina 29304
  (Address of principal executive offices)                      (Zip Code)

      Registrant's telephone number, including area code: (864) 585-3605

Securities registered pursuant          Name of each exchange on which
To Section 12(b) of the Act                       registered:
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

                        Yes   X                No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing price of March 1, 2001, the aggregate market value of common stock held by non-affiliates of the registrant was $32.1 million.

The number of common shares outstanding of the registrant's common stock as of March 1, 2001 was 5,964,368.

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

General

Metals Segment-This segment is comprised of a wholly-owned company, Bristol Metals, L.P., located in Bristol, Tennessee.

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

A significant amount of the pipe produced is further processed into piping systems that conform to engineered drawings furnished by the customers. This allows the customer to take advantage of the high quality and efficiency of Bristol's fabrication shop instead of performing all of the welding on the construction site. The pipe fabricating shop can make one and one-half diameter cold bends on one-half inch through eight-inch stainless pipe with thicknesses up through schedule 40. Most of the piping systems are produced from pipe manufactured by Bristol.

Bristol also has the capability of producing carbon piping systems from pipe purchased from outside suppliers since Bristol does not manufacture carbon pipe. Carbon pipe fabrication enhances the stainless fabrication business by allowing Bristol to quote inquiries that require both types of piping systems.

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

In the first half of 2000, management closed the Whiting Metals facility which produced pressure vessels and reactors, tanks and other processing equipment. Most of the equipment was transferred to Bristol giving it the ability to manufacture similar products.

Chemicals Segment-This segment is comprised of three operating companies:
Blackman Uhler Chemical Company (BU), a division of the Company; Manufacturers Chemicals, L.P. (MC) and Organic Pigments Corporation (OP), wholly-owned by the Company. BU has a plant in Spartanburg, South Carolina which is fully licensed for chemical manufacture and maintains a permitted waste treatment system. MC is located in Cleveland, Tennessee and is fully licensed for chemical manufacture. OP is located in Greensboro, North Carolina. This segment's principal businesses are the manufacture and sale of dyes and pigments ("colors") to the textile industry, and specialty chemical products to the textile, chemical, paper and metals industries. At the end of 1999, the Chemicals Segment was reorganized into two product groups to generate benefits from the natural synergy between the different plants within the product groups. The Colors Group includes BU dyes and pigment press cakes produced at the Spartanburg plant and pigments produced at OP in Greensboro. The Specialty Chemicals Group includes MC in Cleveland, Tennessee and the specialty chemicals produced in the Spartanburg plant.

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

In the mid 1980s, management decided to better utilize its excellent reputation for sales and technical service by expanding its efforts to sell reactive dyes. These dyes are used for coloring cotton and rayon. The Company purchases finished and crude products that are either sold as is, or converted to liquid form for the convenience of customers. These dyes represented about 27 percent of the Colors Group's sales in 2000. The Company has a distributorship agreement with a company supplying about 92 percent of these products. The supplier has been the principal source of these products since 1985. Although the Company believes that this supplier will continue to be a source of these products in the future, there is no assurance of this. Loss of this supplier would have a materially adverse short-term effect on the Company's sales and net income. However, management believes that if the agreement with this supplier is not continued in the future, other suppliers could be found to replace most of the products.

In 1994, BU acquired a sulphur dye business and began the manufacture of sulphur dyes. These dyes are used to dye denim, fleece garments, knits, work clothes, men's casual wear, and a variety of cotton and cotton-polyester blends.

In 1999 the Colors Group started to develop an additional product line for the dyeing of cotton - vat dyes. During 2000, the vat dyes were successfully introduced and the product line has been expanded. Vat dyes are used for industrial uniform fabrics (work wear) as well as other apparel fabrics and industrial fabrics that require excellent wash fastness. The addition of vat dyes gives BU product lines for the dyeing of cotton as broad as any other dyestuff supplier. BU now supplies azoic dyes (napthols, salts, bases, and rapidogen dyes for printing), reactive dyes, sulfur dyes and vat dyes for cotton and other cellulosic fibers.

In, 1998, the Company purchased the common stock of OP. OP manufactures aqueous pigment dispersions sold to the textile industry and used in printing inks for use on paper and in paints for the industrial coatings industry. The combination of OP's and BU's pigment operations makes the Company one of the largest suppliers of pigments to the domestic textile market. The addition of OP also provides the ability to produce higher solid and finer particle size dispersions allowing the Colors Group to diversify into non-textile applications.

The Specialty Chemicals Group is a producer of specialty chemicals for the chemical, photographic, pharmaceutical, agricultural and fiber industries at its BU plant. The Company has been focusing on specialty chemicals as a primary growth area over the past several years. Facilities and equipment at the plant provide toll and custom manufacturing of organic chemicals using reactions that include nitrations, hydrogenation, diazotizations, methylation and custom drying. These chemicals are used in a wide array of products including sun screens, UV absorbers for plastics, Cetane improver for diesel fuel, absorbers for gaseous pollutants, herbicides and intermediates for colors.

In 1996, the Company purchased MC which produces defoamers, surfactants, dye assists, softening agents, polymers and specialty lubricants for the textile, paper, chemical and metals industries. The Company also manufactures chelating agents and water treatment chemicals. Manufacturing capabilities include a wide range of chemical reactions and mixing and blending applications. MC's products are sold to direct users in a variety of manufacturing areas, directly to other chemical companies in the form of intermediates or as finished products for resale, and as contract manufacturing where the customer provides formula specifications and, in some cases, raw materials. The addition of MC complements the existing specialty chemicals area expanding its capacity and capabilities.

In June 2000, MC acquired the assets of a manufacturer of sulfated fats and oils. The manufacturing equipment for these products was moved to the Cleveland, Tennessee plant where both capacity and chilling capabilities were increased. These products are used as lubricants, wetting agents, detergents and emulsifiers in a variety of chemical formulations. The addition of these capabilities and processes broadens the range of sulfated products already manufactured at MC.

The Chemicals Segment maintains seven laboratories for applied research and quality control which are staffed by approximately 33 employees.

In 2000, management made the decision to close the Augusta, Georgia plant. Most of the products produced in Augusta are being transferred to the Spartanburg facility. Management expects the closure to reduce negative operating variances and, accordingly, enhance future earnings. In the third quarter of 2001, the Company expects to complete the installation of hydrogenation and distillation equipment at its Spartanburg plant which will complete the transfer of products produced in Augusta to Spartanburg.

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

Chemicals Segment-Eight full-time outside sales employees and five manufacturers' representatives market colors to the textile industry nationwide. In addition, both the Presidents of BU and OP and the market development manager of BU devote a substantial part of their time to sales. Specialty chemicals are sold directly to various industries nationwide by seven full-time outside sales employees and five manufacturers' representatives. In addition, the President, market development manager and another employee of MC and BU's Vice President of Research and Development devote a substantial part of their time to sales.

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

Chemicals Segment-About five percent of the colors sales represent niche products for which the Company is the only producer. Another approximately 34 percent of these sales represent products of which the Company is an important producer with an estimated 20 to 30 percent market share. The Company has five percent or less of the market for the remainder of its dye products. The Company is the sole producer of certain specialty chemicals manufactured for other companies under processing agreements. However, the Company's sales of specialty products are insignificant compared to the overall market for specialty chemicals. The market for most of the products is highly competitive and many competitors have substantially greater resources than does the Company.

Environmental Matters

Environmental expenditures that relate to an existing condition caused by past operations and that do not contribute to future revenue generation are expensed. Liabilities are recorded when environmental assessments and/ or cleanups are probable and the costs of these assessments and/or cleanups can be reasonably estimated. See Note I for further discussion.

Research and Development Activities

The Company spent approximately $840,000 in 2000, $798,000 in 1999 and $882,000 in 1998 on research and development programs in its Chemicals Segment. Fifteen individuals, 13 of whom are graduate chemists, are engaged primarily in research and development of new products and processes, the improvement of existing products and processes, and the development of new applications for existing products.

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

Backlogs

The Chemicals Segment operates primarily on the basis of delivering products soon after orders are received. Accordingly, backlogs are not a factor in this business. The same applies to commodity pipe sales in the Metals Segment. However, backlogs are important in the piping systems products because they are produced only after orders are received, generally as the result of competitive bidding. Order backlogs for these products were $9,200,000, $15,900,000 and $19,200,000 at the 2000, 1999 and
1998 respective year ends.

Employee Relations

As of December 30, 2000, the Company had 510 employees. The Company considers relations with employees to be satisfactory. The number of employees of the Company represented by unions at the Bristol, Tennessee facility is 195. They are represented by two locals affiliated with the AFL-CIO and one local affiliated with the Teamsters. Contracts will expire in February 2004, December 2004 and March 2005.

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


                                                        Building
                                                         Square    Land
Location                  Principal Operations            Feet     Acres
--------                  --------------------          --------   -----
Spartanburg, SC  Corporate headquarters; Chemical
                 manufacturing and warehouse facilities   211,000  60.90

Cleveland, TN    Chemical manufacturing                    90,000   7.50

Greensboro, NC   Chemical manufacturing                    57,000   3.70

Bristol, TN      Manufacturing of stainless steel pipe
                 and stainless steel and carbon piping
                 systems                                  218,000  73.08

Augusta, GA      Chemical manufacturing (1)                52,500  46.00

Camden, SC       Manufacturing of stainless steel
                 vessels (2)                               16,300  12.26

(1) Plant closing in 2001.
(2) Plant closed in 2000.


Item 3: Legal Proceedings

For a discussion of legal proceedings, see Note O to Consolidated
Financial Statements.

Item 4: Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5: Market for the Registrant's Common Stock and Related Security Holder Matters

The Company had 1,154 common shareholders of record at December 30, 2000. The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol SYNC. Future dividend payments are dependent on earnings, capital requirements and financial conditions. The prices shown below are the last reported sales prices on The Nasdaq National Market System.


              2000                      1999
                         Dividends                  Dividends
Quarter   High     Low      Paid     High     Low      Paid
   1       9 1/8   7       $ 0.05   10 3/4   6 5/8   $ 0.05
   2      8 1/16   6 3/8     0.05    8 5/8   6 3/4     0.05
   3       7 1/2   5 3/4     0.05    8 3/4   6 1/2     0.05
   4       6 1/4   4 1/2     0.05    8       6 1/4     0.05


Item 6: Selected Financial Data


(Dollars in thousands except for
    per share data)                       2000      1999      1998      1997      1996
Operations
    Net sales                          $ 113,952 $ 116,884 $ 107,257 $ 126,741 $ 126,844
    Gross profit before special and
      environmental charges               16,310    16,574    12,203    19,715    21,108
    Gross profit                          12,404    16,574    12,203    19,715    21,108
    Selling, general and
      administrative expense              11,182    11,335    10,135     9,972     9,086
    Environmental remediation costs        1,765         -     1,439         -         -
    Operating income before special
      and environmental charges            5,285     5,239     2,068     9,744    12,022
    Operating (loss) income                 (543)    5,239       629     9,744    12,022
    Net income before special and
      environmental charges                2,694     2,947       994     5,841     7,686
    Net (loss) income                     (1,083)    2,947        63     5,841     7,686

Financial Position
    Total assets                          73,068    78,053    71,374    73,383    76,589
    Working capital                       25,483    28,001    28,946    35,499    34,141
    Long-term debt
      less current portion                10,000    10,000    10,000    10,200    11,200
    Shareholders' equity                  40,173    44,660    45,848    50,042    48,274

Financial Ratios
    Current ratio                          2.4:1     2.5:1     3.7:1     4.7:1     3.5:1
    Gross profit to net sales
      before special and
      environmental charges                   14%       14%       11%       16%       17%
    Gross profit to net sales                 11%       14%       11%       16%       17%
    Long-term debt to capital                 20%       18%       18%       17%       19%
    Return on average assets (1)               4%        4%        1%        8%       10%
    Return on average equity (1)               6%        7%        2%       12%       16%

Per Share Data
    Net income before special and
    environmental charges - diluted       $ 0.44     $ 0.45    $ 0.15    $ 0.83    $ 1.09
    Net (loss) income - diluted            (0.18)      0.45      0.01      0.83      1.09
    Dividends declared and paid             0.20       0.20      0.40      0.37      0.34
    Book value                              6.74       7.10      6.82      7.27      6.92

Other Data
    Depreciation and amortization          4,069     3,732     3,513     3,485     2,700
    Capital expenditures                   3,383     4,214     3,686     2,854     3,833
    Employees at year end                    510       622       564       663       585
    Shareholders of record
      at year end                          1,154     1,226     1,431     1,491     1,581
    Average shares outstanding
      - diluted                            6,166     6,559     6,794     7,007     7,058

Stock Price
    Price range of Common Stock
    High                                    9 1/8    10 3/4    16 1/2    18 3/4    21 1/4
    Low                                     4 1/2     6 1/4     6        13 3/4    12
    Close                                   4 3/4     7 1/2     8 3/4   15 3/16    16 1/4

    (1) Return is calculated using net income before special and environmental charges.
    See Note B to Consolidated Financial Statements.


Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The current ratio at 2000 year end was 2.4:1 down from the previous year end ratios of 2.5:1 and 3.7:1 in 1999 and 1998, respectively. Working capital decreased $2,518,000 to $25,483,000. Cash flows from operations totaling $1,569,000, were derived primarily from earnings totaling $5,333,000 before depreciation and amortization expense of $4,069,000 and loss from the write-off and sale of equipment of $2,348,000. Cash flows were negatively impacted by decreases in accounts payable and accrued expenses of $4,834,000 and income taxes payable of $1,486,000, offset by a decrease in accounts receivable of $3,114,000. The decrease in accounts receivables and payables resulted from the decline in sales experienced in the fourth quarter of 2000 compared to the same quarter of 1999. Cash flows were used along with $5,146,000 net proceeds from short-term borrowings to fund capital expenditures of $3,382,000, purchase 326,693 shares of the Company's Common Stock for $1,951,000, and pay dividends of $1,234,000. The Company expects that cash flows from 2001 operations and available borrowings will be sufficient to make debt payments, and fund estimated capital expenditures of $5,500,000 and normal operating requirements.

Results of Operations

Metals Segment - The following table summarizes operating results and backlogs for the three years indicated. Reference should be made to Note R to Consolidated Financial Statements.

Metals Segment

                                   Special        2000
                          2000     Charges      Adjusted          1999            1998
(Amounts in         Amount    %     Amount   Amount    %    Amount    %     Amount    %
  thousands)
Net sales         $ 66,771  100.0   $    - $ 66,771  100.0 $ 66,055  100.0 $ 55,368  100.0
Cost of goods
  sold              53,810   80.6     (352)  53,458   80.1   56,042   84.8   50,065   90.4
                    ------  -----    -----  -------  -----  -------  -----  ------- ------
Gross profit        12,961   19.4      352   13,313   19.9   10,013   15.2    5,303    9.6
Selling and
  administrative
  expense            4,484    6.7             4,484    6.7    4,595    7.0    3,833    6.9
                    ------  -----    -----  -------  -----  -------  -----  ------- ------
Operating income
  before
  environmental
  remediation
  costs              8,477   12.7             8,829   13.2    5,418    8.2    1,470    2.7
Environmental
  remediation
  costs                 57    0.1                57    0.1        -      -       61    0.2
                    ------  -----    -----  -------  -----  -------  -----  ------- ------
Operating income  $  8,420   12.6   $  352  $ 8,772   13.1  $ 5,418    8.2 $  1,409    2.5
                    ======  =====    =====   ======  =====   ======  =====   ======  =====

Year-end backlog
Piping systems                              $ 9,200         $15,900        $ 19,200


Comparison of 2000 to 1999

While sales for the Metals Segment increased only one percent for the year, operating income before special and environmental charges was up a more robust 63 percent. Unit volumes were down 12 percent so the dollar sales increase came from a 15 percent increase in average sales prices. The big improvement in gross profits resulted from the higher prices and strong markets for stainless pipe in the first half of the year when our distributors were building inventories ahead of anticipated price increases. The last half of 2000 suffered from a reversal to a mode of inventory liquidation among our distributors as prices began to trend downward. Selling and administrative expenses declined $111,000, or two percent, and improved slightly as a percent of sales compared with last year primarily from the elimination of administration costs incurred at the Camden facility, which was closed in the first half of 2000. See Note B to Consolidated Financial Statements.

The special charge was recorded in the first quarter for the costs of closing the process equipment plant in Camden, South Carolina. In addition, $57,000 was added to the reserve for environmental remediation in the fourth quarter. For information related to environmental matters, see Note I to Consolidated Financial
Statements.

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

Selling and administrative expenses were seven percent of sales, consistent with last year. Higher sales commissions, profit-based incentives and an increase in reserves for uncollectible accounts accounted for the 20 percent increase over the prior year.
For information related to environmental matters, see Note I to Consolidated Financial Statements.

Chemicals Segment-The following tables summarize operating results for the three years indicated. Reference should be made to Note R to Consolidated Financial Statements.


Chemicals Segment

                                     Special         2000
                            2000     Charges       Adjusted          1999            1998
(Amounts in           Amount    %    Amount    Amount    %     Amount    %     Amount     %
  thousands)
Net sales           $ 47,181  100.0 $      - $ 47,181  100.0 $ 50,829  100.0 $  51,889   100.0
Cost of goods sold    47,738  101.2   (3,554)  44,184   93.6   44,268   87.1    44,989    86.7
                      ------  -----   ------   ------  -----   ------  -----    ------   -----
Gross profit            (557)  (1.2)   3,554    2,997    6.4    6,561   12.9     6,900    13.3
Selling and
  administrative
  expense              5,538   11.7        -    5,538   11.7    5,835   11.5     5,498    10.6
                      ------  -----   ------   ------  -----   ------  -----    ------   -----
Operating (loss)
  income
  before
  environmental
  remediation
  costs               (6,095) (12.9)   3,554   (2,541)  (5.4)     726    1.4     1,402     2.7
Environmental
  remediation
  costs                1,708    3.6        -    1,708    3.6        -    0.0     1,378     2.7
                      ------  -----   ------   ------  -----    -----  -----    ------   -----
Operating
  (loss) income     $ (7,803) (16.5)$  3,554 $ (4,249)  (9.0)$    726    1.4 $      24     0.0
                      ======  =====   ======   ======   ====   ======   ====    ======   =====



Colors Group

                                     Special         2000
                            2000     Charges       Adjusted          1999            1998
(Amounts in           Amount    %    Amount    Amount    %     Amount    %     Amount     %
  thousands)
Net sales           $ 25,960  100.0   $    - $ 25,960  100.0 $ 28,411  100.0  $ 30,454   100.0
Cost of goods sold    24,013   92.5     (555)  23,458   90.4   24,404   85.9    25,863    84.9
                      ------  -----     ----   ------  -----   ------  -----    ------   -----
Gross profit           1,947    7.5      555    2,502    9.6    4,007   14.1     4,591    15.1
Selling and
  administrative
  expense              3,297   12.7        -    3,297   12.7    3,689   13.0     3,568    11.7
                      ------  -----     ----   ------  -----   ------  -----    ------   -----
Operating (loss)
  income before
  before
  environmental
  remediation
  costs               (1,350)  (5.2)     555     (795)  (3.1)     318    1.1     1,023     3.4
Environmental
  remediation
  costs                1,708    6.6        -    1,708    6.6        -    0.0     1,378     4.5
                      ------  -----     ----   ------  -----   ------  -----    ------   -----
Operating
  (loss) income     $ (3,058) (11.8)  $  555 $ (2,503)  (9.6) $   318    1.1  $   (355)   (1.2)
                      ======  =====    =====   ======  =====   ======  =====    ======   =====



Specialty
Chemicals Group

                                     Special         2000
                            2000     Charges       Adjusted          1999            1998
(Amounts in           Amount    %    Amount    Amount    %     Amount    %     Amount     %
  thousands)
Net sales           $ 21,221  100.0 $      - $ 21,221  100.0 $ 22,418  100.0 $  21,435   100.0
Cost of goods sold    23,725  111.8   (2,999)  20,726   97.7   19,864   88.6    19,126    89.2
                      ------ ------   ------   ------   -----  ------  -----   -------   -----
Gross profit          (2,504) (11.8)   2,999      495    2.3    2,554   11.4     2,309    10.8
Selling and
  administrative
  expense              2,241   10.6        -    2,241   10.5    2,146    9.6     1,930     9.0
                      ------  -----   ------   ------  -----   ------  -----    ------   -----
Operating
  (loss) income     $ (4,745) (22.4) $ 2,999 $ (1,746)  (8.2) $   408    1.8       379     1.8

Augusta
  operating losses                              2,105    9.9    1,641    7.3       627     2.9
                                               ------  -----    -----  -----    ------   -----
Operating
  (loss) income
  excluding
  Augusta losses                             $    359    1.7 $  2,049    9.1 $   1,006     4.7
                                          ====== =====  ======  =====  =======  =====


Comparison of 2000 to 1999

The Chemicals Segment experienced a sales decline of seven percent for the year and an operating loss of $2,541,000 before deducting special charges totaling $3,554,000 and $1,708,000 in environmental remediation costs.

Sales were down nine percent in the Colors Group. The decline in sales resulted from a continuation of the trends that have been evident since 1995 of reduced unit volume demand and lower sales prices. Lower unit volume is the result of the downsizing in the domestic textile industry in response to cheap imports that have continued to capture a larger share of the market. Lower dye prices are primarily the result of increasing amounts of cheap imports from China and India and the intensely competitive market conditions. The lower gross profit margins were due to the same factors that affected sales plus expected losses on our new line of vat dyes during the initial year of introduction. The losses suffered from the development of our new line of vat dyes was an expected result of our strategy to provide all of the major dyes for coloring cotton which is the number one fiber used by the domestic textile industry.

Although selling and administrative expense declined $392,000, consistent with the decline in sales, the poor gross profit performance resulted in the Colors Group having a $795,000 operating loss before the special and environmental charges. The special charge was an inventory charge recorded to cover price decreases and off-standard raw materials. The environmental charges resulted from a revised estimate of the ultimate cost of sites remediation primarily at the Augusta plant that is scheduled for closing in 2001. For information related to environmental matters, see Note I to Consolidated Financial Statements.

The Specialty Chemicals Group sales were down five percent for the year. The operating loss before special charges of $1,746,000 for the year was caused by losses at the Augusta plant of $2,105,000. Excluding Augusta, operating income before the special charges was $359,000 for the year, which represents a decrease from the prior period of $1,690,000. The significant decrease was primarily the result of higher raw material and utility costs, resulting from higher oil prices, which could not be passed on to our customers because of competitive conditions. Also contributing to the decreased profitability were modestly higher labor and overhead costs and a less favorable product mix.

The special charges include a $2,324,000 write-off of fixed assets largely related to the discontinuance of a contract processing agreement covering a herbicide intermediate. The write-off amount was recorded net of a note receivable totaling $1,029,000 which will reimburse the Company for part of the capital cost, and will be received in equal payments through June 2003. Most of the equipment was at the Augusta plant and management had originally planned to move it to the Spartanburg plant. However, in December 2000, an agreement was reached to cancel the project. During the second quarter of 2001 we expect to discontinue production at the Augusta plant after completing our product supply obligations. A $610,000 provision has been recorded to cover the costs related to the shut-down. During the first quarter of 2000, the Company recorded a charge of $65,000 for cleaning up a chemical spill. Closing the Augusta plant positions the Company to better utilize its remaining facilities, which is expected to enhance future profitability. See Note B to Consolidated Financial Statements.

Selling and administrative expense increased $95,000, or four percent, and one percent of sales compared to 1999 primarily from increases in salary expense and corporate cost allocations.

Comparison of 1999 to 1998

The Chemicals Segment experienced a sales decline of two percent for the year and operating income fell significantly to $726,000 from 1998's total of $1,402,000 before deducting a $1,378,000 special charge for environmental remediation costs. Colors sales were down six percent. Without the acquisition of Organic Pigments on July 1, 1998, total Chemicals Segment sales would have declined 11 percent and colors sales would have been down 22 percent. The decline resulted from the continued downsizing of the domestic textile industry, weak domestic demand and lower selling prices. Sales of specialty chemicals improved three percent because of higher demand from several toll projects during 1999 compared to 1998. This modest increase is well below the growth rate that the Company expects from these products. Unprecedented problems with the start up of a herbicide intermediate under a processing agreement led to a significant commitment of time and resources in 1999 with negligible related revenues. The combination of weaker pricing and demand for color products, low level of capacity utilization in both colors and specialty chemicals, and to a lesser extent, the startup problems mentioned above contributed to the decline in gross profits.

Selling and administrative expenses increased six percent over the prior year because of having a full year of expense from the Organic acquisition compared to six months last year, and an increase in reserves for uncollectible accounts.

For information related to environmental matters, see Note I to Consolidated Financial Statements.

Unallocated Income and Expense

Reference should be made to Note R to Consolidated Financial
Statements for the schedule of these items.

Comparison of 2000 to 1999

The $255,000 increase, or 28 percent increase in corporate expenses resulted primarily from two factors. Included in the special charges is an unexpected $158,000 payment made under a contract related to a pre 1973 employment matter recorded in the first quarter of 2000. In addition, $103,000 in outside consulting costs was amortized during 2000 related to the installation of a new data processing system currently being installed. Other expense, net increased $468,000 as interest expense increased $411,000 from increases in borrowings and interest rates under the lines of credit with a bank. Interest income also declined $67,000 due to the Company having lower amounts of funds invested in 2000 compared to 1999.

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

Current Conditions and Outlook

The Metals Segment sales in the fourth quarter were down 25 percent from a year earlier to $14,403,000 with unit volumes down 32 percent while sales prices were up nine percent. Operating income before the environmental charge totaled $2,303,000 showing a smaller 15 percent decline. On a sequential basis, the fourth quarter showed good improvement with sales up eight percent and operating income more than double the third quarter level when inventory destocking was most intense. Because the backlog of $9,200,000 is down 42 percent from a year earlier, the piping systems division will have to book a sufficient amount of new business in order for the division to achieve the same level of sales and profits from these products in 2001 as it did in 2000. Domestic economic conditions have a direct impact on the demand for commodity pipe and piping systems. Currently, there are indications that the domestic economy may be deteriorating which could negatively impact demand and the segment's results in 2001. However, we believe our 2000 performance was significantly better than any domestic competitor and that we are positioned to remain the largest and most profitable domestic stainless pipe producer.

Sales were up two percent in the Colors Group to $5,626,000 in the fourth quarter from a year earlier. However, Colors suffered an operating loss before the special charges of $572,000 for the quarter compared to a $23,000 loss in the same quarter last year. The continued profit decline was the result of the conditions outlined in the Chemicals Segment discussions. As stated previously, the losses suffered from the development of our new line of vat dyes was an expected result of our strategy to provide all of the major dyes for coloring cotton which is the number one fiber used by the domestic textile industry. We now supply our customers with vat,
sulfur, reactive and azoic dyes as well as pigments.   No competitor
furnishes such a complete range of products for coloring cotton fibers. We augment these products with a line of disperse dyes used to color polyester, the second largest fiber used by the domestic textile industry. This positions us well to maximize the volume we can generate from the shrinking number of domestic textile producers.

The Specialty Chemicals Group sales were down six percent for the fourth quarter because of the general slowdown in the chemical industry. The operating loss before the special charges of $565,000 for the fourth quarter was caused by losses at the Augusta plant of $736,000. Excluding Augusta, operating income before charges was $171,000 in the fourth quarter, which represents a $434,000 decrease from the fourth quarter of 1999. The causes of the declines in sales and profits are consistent with those outlined previously. Most of the products produced at the Augusta plant are being transferred to the Spartanburg facility. Management expects the closure to reduce operating variances and, accordingly, enhance future earnings. In the third quarter of 2001, the Company expects to complete the installation of hydrogenation and distillation equipment at its Spartanburg plant which will complete the transfer of products produced in Augusta to Spartanburg.

During the last half of 2000, management reviewed all of our businesses with the goal of eliminating any positions not essential to current activities. At February 28, 2001 our employee count had been reduced to 470, which was down 24 percent from the January 2000 level of 622. Closing of the Augusta plant will soon result in further reductions. Management currently has an increased emphasis on reducing the capital utilized by each of the business units. We expect to generate substantial cash flow from these efforts during the first half of 2001, primarily from inventory reductions. We recognize that any business that cannot produce profits at least equal to the cost of capital should be rationalized in some manner. The Company looked at several acquisition opportunities in 2000 but was unable to find a related business at an acceptable price. We will continue examining acquisition opportunities as well as considering any transaction that is deemed advantageous to the long-term interest of our shareholders.

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

Item 7a: Quantitative and Qualitative Disclosures About Market Risks

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

Fair value of the Company's debt obligation, which approximated the recorded value, consisted of:

At December 30, 2000

$8,230,000 notes payable under a $9,000,000 line of credit expiring on July 1, 2001 with an average variable interest rate of 7.52 percent.

$10,000,000 variable rate debt due May 1, 2002 with an average variable interest rate of 7.44 percent.

At January 1, 2000

$3,084,000 notes payable under a $9,000,000 line of credit expiring on July 29, 2000 with an average variable interest rate of 6.23 percent.

$10,000,000 variable rate debt due July 31, 2002 with an average variable interest rate of 6.17 percent.

In addition, the Company's investments in equity securities, which are recorded at their fair value of $1,078,000 in 2000 and $1,039,000 in 1999, are subject to market risk related to equity pricing changes. Management believes that substantial fluctuations in equity prices and the resulting changes in the Company's investment would not have a material adverse impact on the Company.

Item 8: Financial Statements and Supplementary Data

The Company's consolidated financial statements, related notes, report of management and report of the independent auditors follow on subsequent pages of this report.



Consolidated Balance Sheets

Years ended December 30, 2000, January 1, 2000 and January 2, 1999

                                           2000         1999         1998
                                          ------       ------       ------
Assets

Current assets

Cash and cash equivalents              $       467  $   120,549  $   117,658
Accounts receivable, less allowance
 for doubtful  accounts of $1,056,000,
 $1,075,000 and $362,000, respectively  13,260,204   16,354,165   12,596,592

Inventories
   Raw materials                         7,017,023    9,378,087    7,502,972
   Work-in-process                       5,727,177    6,033,389    3,755,147
   Finished goods                       16,115,875   13,407,243   14,842,842
                                        ----------   ----------   ----------
     Total inventories                  28,860,075   28,818,719   26,100,961

Deferred income taxes (Note M)             597,000      406,000      192,000

Prepaid expenses and
 other current assets                    1,282,750      794,232      646,342
                                        ----------   ----------   ----------
Total current assets                    44,000,496   46,493,665   39,653,553

Cash value of life insurance             2,244,739    2,112,411    2,025,984

Investments (Note C)                     1,077,599    1,039,117    1,026,117

Property, plant and
 equipment, net (Note D)               22,232,822   25,985,725   25,495,020

Deferred charges, net
 and other assets (Note E)               3,512,424    2,421,655    3,173,788
                                        ----------   ----------   ----------
Total assets                           $73,068,080  $78,052,573  $71,374,462
                                        ==========   ==========   ==========



















Years ended December 30, 2000, January 1, 2000 and January 2, 1999

Liabilities and Shareholders' Equity
                                           2000         1999         1998
                                          ------       ------       ------
Current liabilities

Notes payable (Note F)                 $ 8,230,000  $ 3,084,000  $   665,000
Accounts payable                         6,113,110   10,867,711    7,882,778
Income taxes                                     -    1,209,874            -
Accrued expenses (Note G)                2,721,197    2,957,728    1,383,740
Current portion of environmental
 Reserves (Note I)                       1,452,700      373,500      575,650
Current portion of
 long-term debt (Note H)                         -            -      200,000
                                        ----------   ----------   ----------
Total current liabilities               18,517,007   18,492,813   10,707,168

Long-term debt,
 less current portion (Note H)          10,000,000   10,000,000   10,000,000

Environmental reserves (Note I)          1,859,000    1,661,663    1,846,550

Deferred compensation (Note J)           1,353,244    1,374,210    1,349,940

Deferred income taxes (Note M)           1,166,000    1,864,000    1,623,000

Contingencies (Notes I and O)

Shareholders' equity (Notes H, K, and L)
 Common stock, par value $1 per share -
 authorized 12,000,000 in 2000 and
 1999 and 8,000,000 shares in 1998;
 issued 8,000,000 shares                8,000,000    8,000,000    8,000,000
 Capital in excess of par value              9,491        9,491        9,491
 Retained earnings                      49,008,090   51,325,183   49,687,391
 Accumulated other comprehensive income    242,251      461,000      453,000
                                        ----------   ----------   ----------
                                        57,259,832   59,795,674   58,149,882
 Less cost of Common Stock in
  treasury: 2,035,632, 1,708,939 and
  1,274,371 shares, respectively        17,087,003   15,135,787   12,302,078
                                        ----------   ----------   ----------
Total shareholders' equity              40,172,829   44,659,887   45,847,804
                                        ----------   ----------   ----------
Total liabilities and
 shareholders' equity                  $73,068,080  $78,052,573  $71,374,462
                                        ==========   ==========   ==========
See accompanying notes to financial statements.










Consolidated Statements of Operations

Years ended December 30, 2000, January 1, 2000 and January 2, 1999

                                       2000          1999           1998
                                      ------        ------         ------

Net sales                         $113,951,864   $116,883,845   $107,257,319

Cost of sales                      101,548,225    100,310,001     95,054,533
                                   -----------    -----------    -----------
Gross profit                        12,403,639     16,573,844     12,202,786

Selling, general and
 Administrative expense             11,182,420     11,335,284     10,134,530

Environmental remediation costs      1,764,646              -      1,439,070
                                   -----------    -----------    -----------

Operating (loss) income               (543,427)     5,238,560        629,186

Other (income) and expense
  Interest expense                   1,184,208        773,499        673,932
  Other, net                           (56,301)      (113,588)      (141,423)
                                   -----------    -----------    -----------
(Loss) income before taxes          (1,671,334)     4,578,649         96,677

Provision for income taxes            (588,000)     1,632,000         34,000
                                   -----------    -----------    -----------
Net (loss) income                 $ (1,083,334)  $  2,946,649   $     62,677
                                   ===========    ===========    ===========
Net (loss) income per common share:
  Basic                                 $(0.18)        $ 0.45         $ 0.01
                                         =====          =====          =====
  Diluted                               $(0.18)        $ 0.45         $ 0.01
                                         =====          =====          =====

See accompanying notes to financial statements.



Consolidated Statements of Shareholders' Equity
                                                           Accumulated    Cost of
                                    Capital in                Other       Common
                                   Excess of Par Retained Comprehensive  Stock in
                       Common Stock    Value     Earnings    Income      Treasury       Total
                       ------------------------------------------------------------------------
Balance at
 January 3, 1998       $8,000,000   $ 33,475  $52,339,857  $      -  $(10,331,679)  $50,041,653

Cumulative effect of
 Change in accounting
 method, net of tax
 (Notes A and C)                                            473,000                     473,000
Comprehensive income:
 Net income                                        62,677                                62,677
 Other comprehensive
  income, net of tax
  (Notes A and C)                                           (20,000)                    (20,000)
                                                                                         ------
Comprehensive income                                                                     42,677
Stock options exercised              (23,984)                              28,820         4,836
Purchase of common
  stock for treasury                                                   (1,999,219)   (1,999,219)
Cash dividends -
 $.40 per share                                (2,715,143)                           (2,715,143)
                        ---------    -------   ----------   -------    ----------    ----------
Balance at
  January 2, 1999       8,000,000      9,491   49,687,391   453,000   (12,302,078)   45,847,804

Comprehensive income:
  Net income                                    2,946,649                             2,946,649
  Other comprehensive
  income, net of tax
  (Notes A and C)                                             8,000                       8,000
                                                                                      ---------
Comprehensive income                                                                  2,954,649
Purchase of common
  stock for treasury                                                   (2,833,709)   (2,833,709)
Cash dividends -
  $.20 per share                               (1,308,857)                           (1,308,857)
                       ----------   --------  -----------  --------   -----------   -----------
Balance at
  January 1, 2000       8,000,000      9,491   51,325,183   461,000   (15,135,787)   44,659,887

Comprehensive income:
  Net (loss)                                   (1,083,334)                           (1,083,334)
  Other comprehensive
  (loss), net of tax
  (Notes A and C)                                          (218,749)                   (218,749)
                                                                                      ---------
Comprehensive income                                                                 (1,302,083)
Purchase of common
  stock for treasury                                                   (1,951,216)   (1,951,216)
Cash dividends -
  $.20 per share                               (1,233,759)                           (1,233,759)
                        ---------   --------   ----------   -------   -----------    ----------
Balance at
  January 1, 2000      $8,000,000  $   9,491  $49,008,090  $242,251  $(17,087,003)  $40,172,829
                        =========   ========   ==========   =======   ===========    ==========

See accompanying notes to financial statements.



Consolidated Statements of Cash Flows

December 30, 2000, January 1, 2000 and January 2, 1999
                                       2000           1999          1998
                                      ------         ------        ------
Operating activities
Net (loss) income                  $(1,083,334)   $ 2,946,649   $     62,677
 Adjustments to reconcile net
 (loss) income to net cash pro-
 vided by operating activities:
  Depreciation expense               3,734,155      3,473,352      3,258,075
  Amortization of deferred charges     334,782        258,681        254,925
  Deferred compensation                (20,966)        24,270         26,552
  Deferred income taxes               (770,000)        22,000       (250,000)
  Provision for losses on
    Accounts receivable                (19,690)       713,214        142,706
  Disposition of property,
    Plant and equipment              2,347,559        180,394         25,162
  Cash value of life insurance        (132,328)       (86,427)      (120,490)
  Environmental reserves             1,276,537       (387,037)     1,151,520
  Changes in operating assets
   and liabilities:
    Accounts receivable              3,113,651     (4,470,787)     3,407,106
    Inventories                        (41,356)    (2,717,758)     2,382,578
    Other assets                      (474,151)       322,562        105,116
   Accounts payable and
    Accrued expenses                (4,833,950)     4,508,840        172,719
   Income taxes payable             (1,486,056)     1,264,955       (478,395)
                                     ---------      ---------      ---------
Net cash provided by
 operating activities                1,944,853      6,052,908     10,140,251

Investing activities

  Purchases of property,
    plant and equipment             (3,382,523)    (4,214,025)    (3,685,847)
  Proceeds from sale of property,
    Plant and equipment                 24,794         69,574         37,036
  Decrease (Increase) in
    notes receivable                  (292,000)        18,000       (275,000)
  Purchase of investment              (376,231)             -              -
  Acquisition, net of cash (Note Q)          -              -     (3,456,799)
                                     ---------      ---------      ---------
Net cash used in
 investing activities               (4,025,960)    (4,126,451)    (7,380,610)

Financing activities
  Proceeds from revolving
    lines of credit                 42,362,000     40,093,000      3,613,000
  Payments on revolving
    lines of credit                (37,216,000)   (37,674,000)    (2,948,000)
  Principal payments on
    long-term debt                           -       (200,000)      (200,000)
  Purchases of treasury stock       (1,951,216)    (2,833,709)    (1,999,219)
  Dividends paid                    (1,233,759)    (1,308,857)    (2,715,143)
  Proceeds from exercised
    stock options                            -              -          4,836
                                     ---------      ---------      ---------
Net cash provided by
 (used in) financing activities      1,961,025     (1,923,566)    (4,244,526)
                                     ---------      ---------      ---------
(Decrease) increase in
   cash and cash equivalents          (120,082)         2,891     (1,484,885)
Cash and cash equivalents at
  Beginning of year                    120,549        117,658      1,602,543
                                     ---------      ---------      ---------
Cash and cash equivalents at
  end of year                       $      467     $  120,549     $  117,658
                                     =========      =========      =========

See accompanying notes to financial statements.


Note A: Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions have been eliminated.

Use of Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting Period: The Company's fiscal year is the 52- or 53-week period ending the Saturday nearest to December 31. Fiscal year 2000 ended on December 30, 2000, 1999 ended on January 1, 2000 and fiscal year 1998 ended on January 2, 1999. All three fiscal years included 52 weeks.

Revenue Recognition: Revenue from product sales is recognized at the time ownership of goods transfers to the customer and the earnings process is complete. Shipping costs of approximately $2,099,000, 2,184,000 and 2,039,000 in 2000, 1999 and 1998, respectively, are recorded as a reduction of sales.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

Long-Lived Assets: Property, plant and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful life of the assets.

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

The Company continually reviews the recoverability of the carrying value of long-lived assets. The Company also reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. When the future undiscounted cash flows of the operation to which the assets relate do not exceed the carrying value of the asset, the assets are written down to fair value.

Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentrations of Credit Risk: Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivables and cash surrender value of life insurance.

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

Research and Development Expense: The Company incurred research and development expense of approximately $840,000, $798,000 and $882,000 in the 2000, 1999 and 1998, respectively.

Fair Value of Financial Instruments: The carrying amounts reported in the balance sheet for cash and cash equivalents, cash surrender value of life insurance, investments and borrowings under the Company's short-term line of credit and long-term debt approximate their fair values.

Stock Options: The Company accounts for and will continue to account for stock options under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." See Note L.

Comprehensive Income. Comprehensive income is comprised of net income plus other comprehensive income which, under existing accounting standards, consists of unrealized gains and losses on certain investments in equity securities. Comprehensive income is reported by the Company in the Consolidated Statements of Shareholders' Equity.

Derivatives: In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. Because the Company does not currently engage in any derivative or hedging activities, the adoption of the new statement will have no effect on earnings or the financial position of the Company.

Note B: Special Charges

In 2000, the Company recognized pretax charges of $5,829,000 for the costs of actions designed primarily to reposition the Company for improved productivity and future profitability. Pretax charges of $5,253,000 were recorded in the fourth quarter and $576,000 in the first quarter, reducing net income by $3,778,000, or $.62 per share for the year. The Company closed its Whiting Metals fabrication plant in Camden, South Carolina, in the first quarter of 2000, and is in the process of closing its Augusta, Georgia chemicals processing plant estimated to be completed in the second quarter of 2001. The rationalization of manufacturing capacity and elimination and consolidation of certain product lines should position the Company to get improved utilization of its remaining facilities. During the last half of 2000, management reviewed all of the Company's businesses with the goal of eliminating any positions not essential to current activities. At December 30, 2000, the employee count has been reduced to 510, which was down 18 percent from the January 2000 level of 622. Closing of the Augusta plant will result in further reductions.

In the Specialty Chemicals Group, a pretax charge of $2,324,000 was recorded to write-off fixed assets largely related to the discontinuance of a contract processing agreement covering a herbicide intermediate. The write-off amount was recorded net of a note receivable totaling $1,029,000 which will reimburse the Company for part of the capital cost, and will be received in equal payments through June 2003. Most of the equipment was at the Augusta plant and management had originally planned to move it to the Spartanburg, South Carolina plant. However, in December 2000, an agreement was reached to cancel the project. During the second quarter of 2001 the Company expects to discontinue production at the Augusta plant after completing its product supply obligations. Most of the remaining products produced at the Augusta plant are being transferred to the Spartanburg facility. A $610,000 provision has been recorded to cover the costs related to the closure of the Augusta plant.

The Colors Group recorded an inventory charge of $555,000 in the fourth quarter to cover price decreases and off-standard raw materials. During the first quarter, the Specialties Chemical Group recorded a charge of $65,000 for cleaning up a chemical spill. In the Metals Segment, a pretax charge of $352,000 was recorded in the first quarter for the costs of closing the Whiting plant. Certain equipment was moved to the Bristol, Tennessee plant giving the Bristol plant similar capabilities in the manufacture of process equipment.

The Colors Group and Metals Segment recorded pretax charges of $1,708,000 and $57,000, respectively, for environmental remediation costs in the fourth quarter including $1,148,000 at the Augusta plant, which is being closed. See Note I for further discussions of the environmental charges.

All of the pretax charges were recorded in cost of goods sold except for a one-time unexpected $158,000 payment made by the Company under a contract related to a pre 1973 employment matter which was recorded in corporate administrative costs in the first quarter of 2000.

The following table summarizes the impact of the items detailed above on the Company's statement of operations:


(Amounts in thousands)                          2000      1999      1998
Net sales                                     $113,952  $116,884  $107,257
 Augusta and Whiting net sales                  (1,919)   (4,919)   (5,662)
                                               -------   -------   -------
Adjusted net sales                            $112,033  $111,965  $101,595
                                               =======   =======   =======
Operating (loss) income
  Operating (loss) income before adjustments  $   (543) $  5,239  $    629
  Augusta and Whiting operating losses           2,232     2,114       461
  Special charges recorded as pretax charges     4,064         -
  Environmental remediation costs                1,765         -     1,439
                                               -------   -------   -------
Adjusted operating income                     $  7,518  $  7,353  $  2,529
                                               =======   =======   =======
Net (loss) income per share                   $  (0.18) $   0.45  $   0.01
Augusta and Whiting operating losses              0.23      0.21      0.04
Special charges and environmental
  remediation costs recorded as pretax charges    0.62         -      0.14
                                               -------   -------   -------
Adjusted net income per share                 $   0.67  $   0.66  $   0.19
                                               =======   =======   =======


Note C: Investments in Equity Securities

At December 30, 2000, investments in equity securities consist of the following:


                                              Other
              Fair Value of   Unrealized   Comprehensive    Deferred
               Investment    Appreciation   Income, Net   Income Taxes
Ta Chen        $  637,117      $ 308,000      $ 200,000     $ 108,000
Span America      440,482         64,251         42,251        22,000
                ---------       --------       --------      --------
               $1,077,599      $ 372,251      $ 242,251     $ 130,000
               ==========      =========      =========     =========


The unrealized appreciation of the investments are recorded as other comprehensive income included in shareholders' equity, net of deferred income taxes.

All the Company's investments are classified as available for sale.

Note D: Property, Plant and Equipment

Property, plant and equipment consist of the following:


                              2000          1999           1998
Land                    $    458,720  $    431,736   $    431,736
Land improvements            945,235     1,000,217        989,814
Buildings                 13,447,206    13,813,142     13,970,501
Machinery, fixtures
  and equipment           39,783,054    44,018,394     40,570,435
Construction-in-
  progress                 1,181,273     1,609,468      2,030,584
                          ----------    ----------     ----------
                          58,815,488    60,872,957     57,993,070
Less accumulated
  depreciation            33,582,666    34,887,232     32,498,050
                          ----------    ----------     ----------
                        $ 22,232,822  $ 25,985,725   $ 25,495,020
                         ===========   ===========    ===========


Note E: Deferred Charges

Deferred charges consist of the following:


                               2000           1999          1998
Intangibles arising
  from acquisitions     $   2,843,965   $  2,843,965   $ 2,843,965
Software license
  agreements                  775,134        465,495       477,289
Debt expense                   37,500         46,500       104,316
                          -----------     ----------    ----------
                            3,656,599      3,355,960     3,425,570
Less accumulated
  amortization              1,385,368      1,216,988     1,042,317
                           ----------     ----------    ----------
                        $   2,271,231   $  2,138,972   $ 2,383,253
                         ============    ===========    ==========


Note F: Notes Payable

The Company has available a line of credit totaling $9,000,000, of which $8,230,000 was outstanding at year end. The line expires on July 29, 2001 and bears interest at the bank's overnight cost of funds plus .75 percent (7.52 percent at December 30, 2000). The line has no compensating balance requirement. Borrowings under the line of credit are subject to the deed of trust and security agreement outlined in Note H. Average short-term borrowings outstanding during fiscal 2000, 1999 and 1998 were $6,029,000, 2,546,000 and $61,000 with weighted average interest rates of 7.24 percent,
6.23 percent and 5.56 percent, respectively.

Note G: Accrued Expenses

Accrued expenses consist of the following:

                             2000           1999          1998
Salaries, wages
  and commissions       $ 1,373,286    $   884,910   $   299,155
Taxes, other than
  income taxes              223,638        627,325       257,203
Insurance                   237,582        355,411       276,894
Pension                     112,070        110,771       134,977
Customer advances            57,168        388,388        88,028
Plant closing costs,
  Note B                    610,000              -             -
Other accrued items         107,453        590,923       327,483
                          ---------      ---------     ---------
                        $ 2,721,197    $ 2,957,728   $ 1,383,740
                          =========      =========     =========

Note H: Long-Term Debt

Long-term debt consists of the following:



                                   2000          1999          1998
Unsecured commercial
  note payable with
  interest payable on
  the dates and at
  rates provided by
  credit agreement,
  as amended                  $ 10,000,000  $ 10,000,000  $ 10,000,000
Other                                    -             -       200,000
                                ----------    ----------    ----------
                                10,000,000    10,000,000    10,200,000
Less current portion                     -             -       200,000
                                ----------    ----------    ----------
                              $ 10,000,000  $ 10,000,000  $ 10,000,000
                                ==========    ==========    ==========


The Company has a $10,000,000 revolving line of credit expiring July 31, 2002. Interest is payable quarterly on the outstanding balance at the lower of the bank's prime rate less .25 percent or LIBOR plus .80 percent. The rate at December 30, 2000 was 7.44 percent. Borrowings are subject to the maintenance of certain financial ratios and certain other restrictive covenants. At December 30, 2000, the Company was not in compliance with its covenants for which the Company received a waiver.

The Company made interest payments of $1,235,000 in 2000, $678,000 in 1999 and $664,000 in 1998. Interest expense of approximately $27,000, was capitalized in 1999. The approximate aggregate amount of all long-term debt maturities for the next five years is as follows: 2002 - $10,000,000.

Note I: Environmental Compliance Costs
At December 30, 2000, the Company has accrued $3,312,000 in remediation costs which, in management's best estimate, will satisfy anticipated costs of known remediation requirements as outlined below. Expenditures related to costs currently accrued are not discounted to their present values and are expected to be made over the next seven to ten years. As a result of the evolving nature of the environmental regulations, the difficulty in estimating the extent and remedy of environmental contamination, and the availability and application of technology, the estimated costs for future environmental compliance and remediation are subject to uncertainties and it is not possible to predict the amount or timing of future costs of environmental matters which may subsequently be determined. Subject to the difficulty in estimating future environmental costs, the Company believes that the likelihood of material losses in excess of the amounts recorded is remote.

Prior to 1987, the Company utilized certain products at its chemical facilities that are currently classified as hazardous waste. Testing of the groundwater in the areas of the treatment impoundments at these facilities disclosed the presence of certain contaminants. In addition, several solid waste management units ("SWMUs") at the plant sites have been identified. During 1994, the Company completed a reevaluation of its remediation plans including RCRA Facility Investigations which have been submitted for regulatory approval. In 1998 the Company completed an RCRA Facility Investigation at its Spartanburg plant site, and based on the results, completed a Corrective Measures Study in 2000. A Corrective Measures Plan specifying remediation procedures to be performed has been submitted in 2000 for regulatory approval. The Company recorded a special charge of $560,000 and has $1,468,000 accrued at December 30, 2000, to accrue for additional estimated future remedial, cleanup and monitoring costs.

At the Augusta plant site, the Company submitted in 2000 results of a Phase II Monitoring Plan for regulatory approval. Upon receiving approval, a Risk Assessment and Corrective Measures Plan will be developed and submitted for regulatory approval. A Closure and Post-Closure Care Plan was submitted in 2000 for the closure of the surface impoundment. Based on the anticipated results of the studies performed at the site, the Company recorded a special charge of $1,148,000 in the fourth quarter of 2000 and has $1,742,000 accrued at December 30, 2000 for additional estimated future remedial, cleanup and monitoring costs.

The Company has identified and evaluated two SWMUs at its plant in Bristol, Tennessee that revealed residual groundwater contamination. An Interim Corrective Measures Plan was submitted for regulatory approval in December 2000 to address the final area of contamination identified. The Company accrued $61,000 in the fourth quarter of 1998 and an additional $57,000 in the fourth quarter of 2000, of which $102,000 remains accrued at December 30, 2000, to provide for estimated future remedial and cleanup costs.

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

The Company does not anticipate any insurance recoveries to offset the environmental remediation costs it has incurred. Due to the uncertainty regarding court and regulatory decisions, and possible future legislation or rulings regarding the environment, many insurers will not cover environmental impairment risks, particularly in the chemical industry. Hence, the Company has been unable to obtain this coverage at an affordable price.
Note J: Deferred Compensation
The Company has a deferred compensation agreement with an officer which allows the officer to defer all or a portion of any annual incentive payable to the officer. Amounts deferred are payable upon certain events including retirement, death or termination of the officer, or a change in control of the Company. Interest accrues on amounts deferred, net of estimated income tax benefits deferred by the Company until payments are made, at rates consistent with other invested retirement funds held by the Company in accordance with the agreement. No incentive was deferred in 2000, 1999 and 1998. At December 30, 2000, the amounts deferred totaled $809,000, including accrued interest earned in 2000 of $42,000.

The Company has deferred compensation agreements with certain former officers providing for payments for ten years in the event of pre-retirement death or the longer of ten years or life beginning at age 65. The present value of such vested future payments, $544,000 at December 30, 2000, has been accrued.

Note K: Shareholders' Rights
On February 4, 1999, the Board of Directors adopted a new Shareholders' Rights Plan (the "Plan") to succeed the Shareholders' Rights Plan which expired on March 26, 1999. Under the terms of the Plan, which expires in March 2009, the Company declared a dividend distribution of one right for each outstanding share to holders of record at the close of business on March 26, 1999. Each Right entitles holders to purchase 2/10 of one share of Common Stock at a price of $25.00 per share. Initially, the Rights are not exercisable and will automatically trade with the Common Stock. Each right only becomes exercisable after a person or group acquires more than 15 percent of the Company's Common Stock, or announces a tender or exchange offer for more than 15 percent of the stock. At that time, each right holder, other than the acquiring person or group, may use the Right to purchase $25.00 worth of the Company's Common Stock at one-half of the then market price.
Note L: Stock Options

A summary of activity in the Company's stock option plans is as follows:


                            Weighted
                            Average
                             Option
                             Price    Outstanding    Available
At January 3, 1998          $ 13.20     238,608       40,500

Authorized                                           380,000
Expired                                              (27,000)
Granted                     $ 11.81      16,000      (16,000)
Exercised                   $  1.56      (3,108)
                             ------      ------      -------
At January 2, 1999          $ 13.25     251,500      377,500

Granted                     $  7.69     150,500     (150,500)
Exercised                                     -
                             ------     -------      -------
At January 1, 2000          $ 11.17     402,000      227,000
Expired                                 (11,750)       3,750
Granted                     $  6.75       6,000       (6,000)
Exercised                         -           -
                             ------     -------      -------
At December 30, 2000        $ 11.13     396,250      224,750
                             ======     =======      =======


The following table summarizes information about stock options outstanding at December 30, 2000:


                                                      Exercisable
                      Outstanding Stock Options      Stock Options

                              Weighted Average
                                                             Weighted
                                        Remaining             Average
     Range of                Exercise  Contractual           Exercise
  Exercise Prices    Shares    Price  Life in Years  Shares    Price
$9.75                66,500   $ 9.75      2.84      66,500   $ 9.75
$11.88 to $14.83     42,000   $12.51      3.50      42,000   $12.51
$18.88               21,000   $18.88      5.33      18,000   $18.88
$15.13               98,000   $15.13      6.33      61,200   $15.13
$10.72 to $13.63     16,000   $11.81      7.52      10,000   $12.46
$7.28 to $7.75      146,750   $ 7.69      8.41      34,150   $ 7.70
$6.75                 6,000   $ 6.75      9.38       6,000   $ 6.75


The Company grants to non-employee directors, officers and key employees options to purchase common stock of the Company under three Plans adopted in 1988, 1994 and 1998. Options were granted through January 28, 1998 under the 1988 Plan. Under the 1994 Plan options may be granted through April 29, 2004, and through April 30, 2008 under the 1998 Plan at a price not less than the fair value on the date of grant. Under the 1988 and 1998 Plans, options may be exercised beginning one year after date of grant at a rate of 20 percent annually on a cumulative basis. Under the 1994 Non-Employee Directors' Plan, options may be exercised at the date of grant. At the 2000, 1999 and 1998 respective year ends, 237,850, 186,800 and 150,900 shares of the options outstanding were fully exercisable.

The Company has elected to apply the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," (APB No.
25) in the computation of compensation expense. Under APB No. 25's intrinsic value method, compensation expense is determined by computing the excess of the market price of the shares over the exercise price on the measurement date. For the Company's options, the intrinsic value on the measurement date (or grant date) is zero, and no compensation expense is recognized. FASB Statement No. 123 requires the Company to disclose pro forma net income and income per share as if a fair value based accounting method had been used in the computation of compensation expense. The fair value of the options computed under Statement 123 would be recognized over the vesting period of the options. The fair value for the Company's options granted subsequent to December 31, 1994 was estimated at the time the options were granted using the Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rate of five percent; dividend yield of two percent; volatility factors of the expected market price of the Company's Common Shares of .703, .728 and .747; and an expected life of the option of seven years. The weighted average fair values on the date of grant were $4.25, $4.65 and $7.26 in 2000, 1999 and 1998, respectively. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The effects of applying Statement 123 may not be representative of the effects on reported net income in future years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The following is the pro forma information for 2000, 1999 and 1998:


                                     2000           1999         1998
Pro forma net (loss) income    $ (1,307,000)   $ 2,757,000    $ (65,000)
Pro forma diluted (loss)
  earnings per share                $ (0.21)        $ 0.42      $ (0.01)


Note M: Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company's deferred tax liabilities and assets are as follows at the respective year ends:


(Amount in thousands)              2000     1999      1998
Deferred tax assets:
Allowance for doubtful account   $  343   $  390    $  128
Deferred compensation               491      498       476
Inventory capitalization            340      231       203
Accrued group insurance              75      120        93
Environmental reserves              675      590       652
Other                               226       55       147
                                  -----    -----     -----
Total deferred tax assets         2,150    1,884     1,699

Deferred tax liabilities:
  Tax over book depreciation     2,202     2,703     2,507
  Prepaid expenses                 387       390       379
  Unrealized gain on investment    130       249       244
                                 -----     -----     -----
Total deferred tax liabilities   2,719     3,342     3,130
                                 -----     -----     -----
Net deferred tax liabilities    $ (569)  $(1,458) $ (1,431)
                                 =====     =====     =====

Significant components of the provision for income taxes are as follows:



Amount in thousands                2000     1999      1998
Current:
Federal                           $ 174  $ 1,452     $ 271
State                                 8      158        13
                                   ----    -----      ----
Total current                       182    1,610       284

Deferred:
Federal                           (698)       21      (236)
State                              (72)        1       (14)
                                  ----     -----      ----
Total deferred                    (770)       22      (250)
                                  ----     -----      ----
Total                            $(588)  $ 1,632     $  34
                                  ====     =====      ====

The reconciliation of income tax computed at the U. S. federal statutory tax rates to income tax expense is:


(Amount in thousands)                  2000             1999             1998
                                 Amount    %      Amount    %      Amount    %
Tax at U.S. Statutory rates      $ (568) (34.0)  $ 1,557   34.0      $ 33   34.0
State income taxes, net of
  federal tax benefit               (39)  (2.3)      106    2.3         1    1.2
Other, net                           19    1.1       (31)  (0.7)        -
                                   ----   ----     -----   ----       ---   ----
Total                            $ (588) (35.2)  $ 1,632   35.6      $ 34   35.2
                                   ====   ====     =====   ====       ===   ====

Income tax payments of approximately $1,728,000, $1,011,000 and $729,000 were made in 2000, 1999 and 1998, respectively.

Note N: Benefit Plans

The Company has a 401(k) Employee Stock Ownership Plan covering all non-union employees. Employees may contribute to the Plan up to 20 percent of their salary with a maximum of $10,500 for 2000. Contributions by the employees are invested in one or more funds at the direction of the employee; however, employee contributions cannot be invested in Company stock.

Contributions by the Company are made primarily in Synalloy stock. The Company contributes on behalf of each participant who is eligible a matching contribution equal to a percentage which is determined each year by the Board of Directors. For 2000 the maximum was four percent. The matching contribution is allocated monthly. Matching contributions of approximately $360,000, $357,000 and $354,000 were made for 2000, 1999 and
1998, respectively. The Company may also make a discretionary contribution, which shall be distributed to all eligible participants regardless of whether they contribute to the Plan. No discretionary contributions were made to the Plan in 2000, 1999 and 1998.

The Company also contributes to union-sponsored defined contribution retirement plans. Contributions relating to these plans were approximately $433,000, $512,000 and $484,000 for 2000, 1999 and 1998, respectively.

Note O: Contingencies

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
Note P: Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:


                                             2000         1999         1998
Numerator:
  Net (loss) income                     $(1,083,334) $ 2,946,649  $    62,677

Denominator:
  Denominator for basic earnings
    per share-weighted average
    shares                                6,165,568    6,558,705    6,779,349

  Effect of dilutive securities:
    Employee stock options                        -          396       14,528
                                          ---------    ---------    ---------
  Denominator for diluted
    earnings per share                    6,165,568    6,559,101    6,793,877

  Basic (loss) earnings per share           $ (0.18)      $ 0.45       $ 0.01

  Diluted (loss) earnings per share         $ (0.18)      $ 0.45       $ 0.01
                                          =========    =========    =========


Note Q: Acquisitions

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

The purchase agreement includes a contingent payment provision that provides for additional payments to be made to Organic's shareholders over a three-year period. The provision calls for payments to Organic's shareholders up to $875,000, payable one-third per year for three years, for a joint venture investment in a manufacturing plant in the Republic of China based on the equity value of the investment after the three-year period. Each payment is calculated for a one year period ending June 30 and payable August 30 for each of the next three years.The Company has made two payments of $292,000 each in August of 2000 and 1999, respectively.

Note R: Industry Segments

Synalloy Corporation operates in two principal industry segments: metals and chemicals. The Company identifies such segments based on products and services. The Metals Segment consists of Bristol Metals, a wholly-owned subsidiary. The Chemicals Segment consists of Blackman Uhler Chemical Company, a division of the Company, Manufacturers Chemicals and Organic Pigments Corporation, wholly-owned subsidiaries.

During the first quarter of 2000, the Company completed the reorganization of its Chemicals Segment, changing the Segment into two separately managed operating groups - Colors and Specialty Chemicals. Previously, the Segment had been managed by geographic location. The amounts presented for 1999 and 1998 have been restated to reflect the reorganization. The Colors Group manufactures dyes, pigments and auxiliaries primarily for the textile industry. The Specialty Chemicals Group manufacturers a wide variety of specialty chemicals for the textile, chemical, paper, metals, petroleum and pharmaceutical industries. The Metals Segment manufactures welded stainless steel pipe and highly specialized products, most of which are custom-produced to individual orders, required for corrosive and high-purity processes used principally by the chemical, petrochemical and pulp and paper industries. Products include piping systems, fittings, tanks, pressure vessels and a variety of other components.

Operating profit is total revenue less operating expenses, excluding interest expense and income taxes. Identifiable assets (all of which are in the United States) are those assets used in operations by each segment. Centralized data processing and accounting expenses are allocated to the Metals Segment and Chemicals Segment based upon estimates of their percentage of usage. Corporate assets consist principally of cash, certain investments, and property and equipment. No single customer or agency (domestic or foreign) accounted for more than ten percent of revenues in 2000, 1999 and 1998.

The Company has a distributorship agreement with a company supplying about 92 percent of the products that produced about 27 percent of the Colors Group's sales in 2000. The supplier has been the principal source of these products since 1985. Although the Company believes that this supplier will continue to be a source of these products in the future, there is no assurance of this. Loss of this supplier would have a materially adverse short-term effect on the Company's sales and net income. However, management believes that if the agreement with this supplier is not continued in the future, other suppliers could be found to replace most of the products.


Segment information

(Amounts in thousands)                     2000       1999       1998
Net sales
   Colors Group                         $  25,960  $  28,411  $  30,454
   Specialty Chemicals Group               21,221     22,418     21,435
                                          -------    -------    -------
     Chemicals                             47,181     50,829     51,889
   Metals                                  66,771     66,055     55,368
                                          -------    -------    -------
Total net sales                         $ 113,952  $ 116,884  $ 107,257
                                          =======    =======    =======

Operating (loss) income
   Colors Group                        $  (3,058)  $    318   $   (355)
   Specialty Chemicals Group              (4,745)       408        379
                                         -------     ------     ------
     Chemicals                            (7,803)       726         24
   Metals                                  8,420      5,418      1,409
                                         -------     ------     ------
                                             617      6,144      1,433

Less unallocated corporate expense         1,160        905        804
                                          ------     ------     ------
Operating (loss) income                     (543)     5,239        629

Other expense, net                         1,128        660        532
                                          ------     ------     ------
(Loss) income before taxes             $  (1,671)  $  4,579   $     97
                                          ======     ======     ======
Identifiable assets
   Colors Group                         $ 20,505   $ 21,152   $ 20,114
   Specialty Chemicals Group              12,743     14,988     14,888
                                        ---------- ---------- ----------
     Chemicals                            33,248     36,140     35,002
   Metals                                 34,670     37,295     32,275
   Corporate                               5,150      4,618      4,097
                                         -------    -------    -------
                                        $ 73,068   $ 78,053   $ 71,374
                                         =======    =======    =======
Depreciation and amortization
   Colors Group                         $    675   $    703   $    626
   Specialty Chemicals Group               1,784      1,409      1,217
                                         -------    -------    -------
     Chemicals                             2,459      2,112      1,843
   Metals                                  1,403      1,469      1,515
   Corporate                                 207        151        155
                                          ------     ------     ------
                                        $  4,069   $  3,732   $  3,513
                                          ======     ======     ======
Capital expenditures
   Colors Group                         $  1,000   $  1,114   $    366
   Specialty Chemicals Group               1,477      1,619      2,295
                                          ------     ------     ------
     Chemicals                             2,477      2,733      2,661
   Metals                                    870        914        956
   Corporate                                  36        567         69
                                          ------     ------     ------
                                        $  3,383   $  4,214   $  3,686
                                          ======     ======     ======
Geographic sales
   United States                        $111,029   $113,443   $101,776
   Elsewhere                               2,923      3,441      5,481
                                         -------    -------    -------
                                        $113,952   $116,884   $107,257
                                         =======    =======    =======

Note S: Quarterly Results (unaudited)

The following is a summary of quarterly operations for 2000, 1999 and 1998:


                                         Net      Net (Loss)
                        Net    Gross    Income    Income Per
(Thousands, except     Sales   Profit   (Loss)   Common Share
  per share data)
 2000
     First Quarter   $ 32,271 $ 5,198  $ 1,074      $ 0.17
     Second Quarter    31,891   4,935    1,197        0.19
     Third Quarter     24,964   2,230     (328)      (0.05)
     Fourth Quarter    24,826      41   (3,026)      (0.50)
 1999
     First Quarter   $ 27,645 $ 3,371  $   337      $ 0.05
     Second Quarter    28,292   3,331      326        0.05
     Third Quarter     31,024   4,600      831        0.13
     Fourth Quarter    29,923   5,272    1,454        0.23
 1998
     First Quarter   $ 30,606 $ 3,475  $   597      $ 0.09
     Second Quarter    25,813   2,927      110        0.02
     Third Quarter     28,040   3,467      455        0.07
     Fourth Quarter    22,798   2,334   (1,100)      (0.16)


The Company recorded special charges of $5,829,000 ($5,253,000 in the fourth quarter) in 2000 which reduced net income by $3,778,000 or $.62 per share ($3,405,000 or $.56 per share in the fourth quarter). See Notes B and I for further discussion.

The Company recorded a special charge of $1,439,000 for environmental remediation costs in the fourth quarter of 1998 which reduced net income by $931,000 or $.14 per share. See Note I for further discussion.

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

Report Of Independent Auditors
Shareholders and Board of Directors
Synalloy Corporation

We have audited the accompanying consolidated balance sheets of Synalloy Corporation and subsidiaries as of December 30, 2000, January 1, 2000 and January 2, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 30, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synalloy Corporation at December 30, 2000, January 1, 2000 and January 2, 1999 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2000, in conformity with generally accepted accounting principles in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP
Greenville, South Carolina
February 9, 2001


PART II

Item 9: Changes in and Disagreements With Accountants on Accounting Financial Disclosure
None

PART III

A definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to regulation 14A of the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended December 30, 2000, is incorporated herein by reference.

Item 10: Directors and Executive Officers of the Registrant

Such information as required by the Securities and Exchange Commission in Regulation S-K is contained in the Company's definitive Proxy Statement in connection with its Annual Meeting to be held April 26, 2001.

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
   1.	Financial Statements: The following consolidated financial
      statements of Synalloy Corporation are included in Item 8:

      Consolidated Statements of Operations for the years ended
      December 30, 2000, January 1, 2000 and January 2, 1999
      Consolidated Balance Sheets at December 30, 2000
      January 1, 2000 and January 2, 1999

      Consolidated Statements of Shareholders' Equity for the years ended December 30, 2000, January 1, 2000 and January 2, 1999

      Consolidated Statements of Cash Flows for the years ended
      December 30, 2000, January 1, 2000 and January 2, 1999

      Notes to Consolidated Financial Statements

   2.	Financial Statements Schedules: The following consolidated
      financial statements schedule of Synalloy Corporation is included in Item 14(d).

      Schedule II - Valuation and Qualifying Accounts for the years ended December 30, 2000, January 1, 2000 and January 2, 1999

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

   3.	Listing of Exhibits:

      Exhibit 22 - Subsidiaries of the Registrant

b. Reports on Form 8-K: There were no reports on Form 8-K filed during the fourth quarter of the 2000 fiscal year.

c. Exhibits: The response to this portion of Item 14 is submitted in a separate section of this report.

d.	Financial Statements Schedules: The response to this portion of Item 14 is submitted as a separate section of this report.


Schedule II Valuation and Qualifying Accounts
              Column A              Column B    Column C     Column D    Column E

                                   Balance at  Charged to   Deductions    Balance
                                    Beginning   Cost and     Describe    at End of
            Description             of Period   Expenses        (1)       Period
Year ended December 30, 2000
Deducted from asset account:
Allowance for doubtful accounts    $1,075,000   $391,000     $410,000   $1,056,000

Year ended January 1, 2000
Deducted from asset account:
Allowance for doubtful accounts    $  362,000   $820,000     $107,000   $1,075,000

Year ended January 2, 1999
Deducted from asset account:
Allowance for doubtful accounts    $  219,000   $349,000(2)  $206,000   $  362,000


(1) Allowances, uncollected accounts and credit balances written off against reserve, net of recoveries.
(2) Includes a $25,000 allowance from the acquisition of Organic Pigments
Corporation in 1998.


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

                  SYNALLOY CORPORATION
                       Registrant

By /s/ Cheryl C. Carter              March 27,2001
Cheryl C. Carter                        Date
Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ James G. Lane, Jr.            March 27, 2001
James G. Lane, Jr.                      Date
Chief Executive Officer and
Chairman of the Board

By /s/ Gregory M. Bowie              March 27, 2001
Gregory M. Bowie                        Date
Vice President, Finance

By /s/ Glenn R. Oxner                March 27, 2001
Glenn R. Oxner                          Date
Director

By /s/ Sibyl N. Fishburn             March 27, 2001
Sibyl N. Fishburn                       Date
Director

By /s/ Carroll D. Vinson             March 27, 2001
Carroll D. Vinson                       Date
Director