Form 10-Q
period 2001-03-31
SYNALLOY CORP
filed 2001-05-15
CIK 95953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to ____

Commission file number 0-19687

SYNALLOY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	57-0426694 (IRS Employer Identification Number)

P.O. Box 5627 Croft Industrial Park Spartanburg, South Carolina (Address of principal executive offices)	29304 (Zip code)

(864) 585-3605
(Registrant's telephone number, including area code)

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X     No       .

The number of shares outstanding of the registrant's common stock as of March 31, 2001 was 5,964,368.

Synalloy Corporation

Index

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements (unaudited)

Condensed consolidated balance sheets - March 31, 2001 and December 30, 2000

Condensed consolidated statements of income - Three months ended March 31, 2001 and April 1, 2000

Condensed consolidated statements of cash flows - Three months ended March 31, 2001 and April 1, 2000

Notes to condensed consolidated financial statements - March 31, 2001

Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

PART 1. FINANCIAL STATEMENTS

Synalloy Corporation
Condensed Consolidated Balance Sheets
	Mar 31, 2001	Dec 30, 2000
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$9,996	$467
Accounts receivable, less allowance
for doubtful accounts	13,279,206	13,260,204
Inventories
Raw materials	5,917,698	7,017,023
Work-in-process	4,136,231	5,727,177
Finished goods	15,265,060	16,115,875
Total inventories	25,318,989	28,860,075

Deferred income taxes	597,000	597,000
Prepaid expenses and other current assets	1,207,233	1,282,750
Total current assets	40,412,424	44,000,496

Cash value of life insurance	2,262,224	2,244,739
Investment	1,094,632	1,077,599
Property, plant & equipment, net of accumulated
depreciation of $34,337,000 and $33,583,000	22,226,043	22,232,822
Deferred charges and other assets	3,405,368	3,512,424

Total assets	$69,400,691	$73,068,080

Liabilities and Shareholders' Equity
Current liabilities
Notes payable	$3,608,000	$8,230,000
Accounts payable	6,918,017	6,113,110
Income taxes	1,075,018	-
Accrued expenses	1,978,454	2,721,197
Current portion of environmental reserves	1,452,214	1,452,700
Total current liabilities	15,031,703	18,517,007

Long-term debt, less current portion	10,000,000	10,000,000
Environmental reserves	1,771,189	1,859,000
Deferred compensation	1,057,427	1,353,244
Deferred income taxes	1,171,000	1,166,000
Contingencies

Shareholders' equity
Common stock, par value $1 per share - authorized
12,000,000 shares; issued 8,000,000 shares	8,000,000	8,000,000
Capital in excess of par value	9,491	9,491
Retained earnings	49,196,044	49,008,090
Accumulated other comprehensive income	250,842	242,251
Less cost of Common Stock in treasury	(17,087,005)	(17,087,003)
Total shareholders' equity	40,369,372	40,172,829

Total liabilities and shareholders' equity	$69,400,691	$73,068,080

Note: The balance sheet at December 30, 2000 has been derived from the audited financial statements at that date.
See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Operations

(Unaudited)	Three Months Ended
	Mar 31, 2001	Apr 1, 2000

Net sales	$25,102,763	$32,271,000

Cost of sales	21,502,738	27,073,288

Gross profit	3,600,025	5,197,712

Selling, general and administrative expense	2,563,998	3,284,575

Operating income	1,036,027	1,913,137

Other (income) and expense
Interest expense	281,277	238,810
Other, net	3,575	7,303

Income before taxes	751,175	1,667,024

Provision for income taxes	265,000	593,000

Net income	$486,175	$1,074,024

Net income per common share
Basic	$.08	$.17
Diluted	$.08	$.17

Dividends paid per common share	$.05	$.05

Average shares outstanding
Basic	5,964,368	6,291,061
Diluted	5,964,368	6,292,257

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows

(Unaudited)	Three Months Ended
	Mar 31, 2001	Apr 1, 2000
Operating activities
Net income	$486,175	$1,074,024
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation expense	754,210	990,876
Amortization of deferred charges	84,109	81,386
Deferred compensation	(295,817)	(628)
Provision for losses on accounts receivable	72,918)	54,009
Gain on sale of property, plant and equipment	(17,900	(576)
Cash value of life insurance	(17,485)	(18,200)
Environmental reserves	(88,297)	(85,16)
Changes in operating assets and liabilities:
Accounts receivable	(91,920)	(1,982,190)
Inventories	3,541,086	(1,022,395)
Other assets	90,017	(401)
Accounts payable and accrued expenses	(209,018)	1,413,951
Income taxes payable	1,351,200	457,178

Net cash provided by operating activities	5,659,278	961,874

Investing activities
Purchases of property, plant and equipment	(747,431)	1,031,791)
Proceeds from sale of property, plant and equipment	17,900	576

Net cash used in investing activities	(729,531)	(1,031,215)

Financing activities
Proceeds from revolving lines of credit	5,951,000	11,175,000
Payments on revolving lines of credit	(10,573,000)	(10,841,000)
Purchases of treasury stock	-	(23)
Dividends paid	(298,218)	(314,553)

Net cash (used in) provided by financing activities	(4,920,218)	19,424

Increase in cash and cash equivalents	9,529	(49,917)

Cash and cash equivalents at beginning of year	467	120,549

Cash and cash equivalents at end of period	$9,996	$70,632

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2001

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 29, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended December 30, 2000.

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

NOTE 4--COMPREHENSIVE INCOME

Comprehensive income was $496,000 and $1,151,000 for the three months ended March 31, 2001 and April 1, 2000, respectively. Comprehensive income consists of net income plus unrealized gains on the Company's equity investments of $9,000 and $77,000, net of deferred income taxes of $5,000 and $41,000 for the three months ended March 31, 2001 and April 1, 2000, respectively, and is recorded in Shareholders' Equity.
NOTE 5--SEGMENT INFORMATION

(Dollar amounts are in thousands)	Three Months Ended
	Mar 31, 2001	Apr 1, 2000

Net sales
Colors Group	$6,028	$6,608
Specialty Chemicals Group	5,592	6,126
Chemicals Segment	11,620	12,734
Metals Segment	13,483	19,537
	$25,103	$32,271

Operating income
Colors Group	$(62)	$40
Specialty Chemicals Group	248	124
Chemicals Segment	186	164
Metals Segment	1,100	2,182
	1,286	2,346

Unallocated expenses
Corporate	250	433
Interest, net	285	246
Income before income taxes	$751	$1,667

Synalloy Corporation

Management's Discussion and Analysis of Financial Condition

And Results of Operations

The following is management's discussion of certain significant factors that affected the Company during the quarter ended March 31, 2001. (Dollar amounts are in thousands except for per share data.)

Consolidated sales for the quarter were down, decreasing 22 percent compared to the same period one year ago. Consolidated net income also decreased 55 percent to $486 for the quarter, or $.08 per share, compared to $1,047, or $.17 per share, reported the same period one year ago. On a sequential basis, sales were up one percent and net income per share increased 33 percent to $.08 from last quarter's $.06 per share before special charges.

Sales in the Colors Group were down nine percent from a year earlier and an operating loss of $62 was incurred compared to the modest $40 profit reported in 2000's first quarter. Reduced unit volume demand and lower prices that were evident through the end of last year led to these weaker results. On a sequential basis, the first quarter showed improvement in sales and substantially less operating loss than was reported in the fourth quarter of 2000. During the quarter we saw the first signs that prices may be bottoming after a prolonged decline that began in 1995. We have seen a rare price increase on a dye from China and a major dye supplier is attempting to institute a modest price increase. However, it will take a significant increase in prices and further consolidation of domestic dye suppliers for our Colors Group and the industry overall to return to acceptable profitability.

The Specialty Chemicals Group had a nine percent decline in sales, but operating income was up 100 percent from the comparable quarter last year. The profit improvement came from eliminating the losses incurred last year at the Augusta, Georgia plant. That plant is being closed and a provision to cover the costs of closedown was recorded at last year-end.

Although this product group is currently being impacted by weak conditions in the chemical industry, management believes it is now positioned to reestablish the growth posture evident prior to the problems encountered in recent years

For the Metals Segment, dollar sales declined 31 percent from a year earlier as a result of 37 percent lower unit volumes partially offset by 11 percent higher average selling prices. Demand was negatively impacted by a continuation of the inventory liquidation that began in the second half of last year. End-use demand is also probably weaker than a year ago because of the economic slowdown. The higher sales prices resulted from a more favorable product mix with higher-priced special alloys and piping systems contributing a greater percentage of sales than in the first quarter of 2000. Commodity stainless pipe sales prices were actually only up four percent from a year earlier.

Operating income of $1,100 was about half the amount of last year's first quarter. The decline came from the lower sales together with negative cost variances that resulted from substantially lower production levels. Beginning in the fourth quarter of last year, the Company began an inventory reduction plan that led to production levels of commodity pipe substantially below the level of sales. The low production level necessarily led to negative cost variances as fixed costs were spread over lower unit volumes. At quarter end, the inventory was $7,005 lower than six months earlier, which represents a 35 percent decline.

Synalloy Corporation

Management's Discussion and Analysis of Financial Condition

And Results Of Operations - Continued

Market conditions are very competitive and stainless pipe prices have continued their decline. On a positive note, sequential unit volume sales of pipe were up ten percent over the fourth quarter which, in turn, were up ten percent from the third quarter of 2000 when inventory liquidation was most intense. The inventory reduction will be completed in April and production will be ramped up to equal expected sales. This should reduce the impact of negative cost variances.

At this time, the most promising industrial construction activity seems to be power generation. The bulk of the piping requirements for this activity are carbon pipe as opposed to stainless pipe. However, our piping systems operation does have some potential to get business from the power market. We have been awarded jobs totaling $430 at two separate new power plants for stainless piping systems. We are actively pursuing this market, but have not yet determined if its potential could be significant to us.

For the last two quarters, management in both Segments has been focused on inventory reduction to get the levels to a desirable percentage of sales. Inventories have been reduced by approximately $4,000 in each of these quarters, which has reduced capital utilized, increased cash flow from operations and improved liquidity.

Selling and administrative expense for the quarter declined $721, or 22 percent, compared to the first quarter last year. Incentive bonuses and sales commissions declined in the quarter compared to last year's first quarter. In addition, last year's expense included $215 from the Whiting Metals plant which was closed at the end of the first quarter last year, and a $158 special charge for an unanticipated payment made under a contract related to a pre 1973 employment matter.

Cash flows from operations totaled $5,659 during the first three months of 2001 compared to $962 generated during the same period one year ago. The increase came primarily from a $3,541 reduction in inventories. Increases in income taxes payable of $1,351 and net income before depreciation and amortization of $1,324 also contributed to the increase. The Company expects that available cash and existing lines of credit will be sufficient to meet normal operating requirements, including capital expenditures over the near term.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

The statements contained in this management discussion and analysis that are not historical facts may be forward looking statements. The forward looking statements are subject to certain risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions, the impact of competitive products and pricing, product demand and acceptance risks, raw material and other increased costs, customer delays or difficulties in the production of products, and other risks detailed from time to time in Synalloy's Securities and Exchange Commission filings. Synalloy Corporation assumes no obligation to update the information included herein.

Synalloy Corporation

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Change In Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters To A Vote Of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
Exhibit No. from Item 601 of Regulation S-B	Description
3.1	Restated Certificate of Incorporation of Registrant, as amended
3.2	Bylaws of Registrant, as amended
4.1	Form of Common Stock Certificate
4.2

Rights Agreement, dated as of February 4, 1999, as amended May 22, 2000, between registrant and American Stock Transfer and Trust Company (incorporated by reference to exhibits to Registrant's Form 8-K filed May 22, 2000 and Form 8-A filed March 29, 1999

10.1	Synalloy Corporation 1988 Long-Term Incentive Stock Plan
10.2	Synalloy Corporation Restated 1994 Non-Employee Directors' Stock Option Plan
10.3	Synalloy Corporation 1998 Long-Term Incentive Stock Plan
10.4	Restated Employment Agreement, dated January 1, 2001, between Registrant and James G. Lane, Jr.
10.5	Employment Agreement, dated November 25, 1996, between Registrant and Ronald H. Braam
10.6	Restated Salary Continuation Agreement, dated January 1, 2001, between Registrant and Ronald H. Braam
10.7	Restated Deferred Compensation Agreement, dated December 14, 1995, between Registrant and James G. Lane, Jr.
10.8	Registrant's Subsidiary and Divisional Management Incentive Plan

The Company did not file any reports on Form 8-K during the three months ended March 31, 2001

Synalloy Corporation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNALLOY CORPORATION
(Registrant)

Date: May 11, 2001	By:	/s/ James G. Lane, Jr.
James G. Lane, Jr.
President and Chief Executive Officer

Date: May 11, 2001	By:	/s/ Gregory M. Bowie
Gregory M. Bowie
Vice President Finance

Exhibit Index
Exhibit No. from Item 601 of Regulation S-B	Description
3.1	Restated Certificate of Incorporation of Registrant, as amended
3.2	Bylaws of Registrant, as amended
4.1	Form of Common Stock Certificate
4.2

Rights Agreement, dated as of February 4, 1999, as amended May 22, 2000, between registrant and American Stock Transfer and Trust Company (incorporated by reference to exhibits to Registrant's Form 8-K filed May 22, 2000 and Form 8-A filed March 29, 1999

10.1	Synalloy Corporation 1988 Long-Term Incentive Stock Plan
10.2	Synalloy Corporation Restated 1994 Non-Employee Directors' Stock Option Plan
10.3	Synalloy Corporation 1998 Long-Term Incentive Stock Plan
10.4	Restated Employment Agreement, dated January 1, 2001, between Registrant and James G. Lane, Jr.
10.5	Employment Agreement, dated November 25, 1996, between Registrant and Ronald H. Braam
10.6	Restated Salary Continuation Agreement, dated January 1, 2001, between Registrant and Ronald H. Braam
10.7	Restated Deferred Compensation Agreement, dated December 14, 1995, between Registrant and James G. Lane, Jr.
10.8	Registrant's Subsidiary and Divisional Management Incentive Plan