Form 10-Q
period 2001-06-30
SYNALLOY CORP
filed 2001-08-09
CIK 95953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

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

The number of shares outstanding of the registrant's common stock as of June 30, 2001 was 5,964,345.

Synalloy Corporation

Index

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements (unaudited)

Condensed consolidated balance sheets - June 30, 2001 and December 30, 2000

Condensed consolidated statements of income - Three and six months ended June 30, 2001 and July 1, 2000

Condensed consolidated statements of cash flows - Three and six months ended June 30, 2001 and July 1, 2000

Notes to condensed consolidated financial statements - June 30, 2001

Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

PART 1. FINANCIAL STATEMENTS
Synalloy Corporation
Condensed Consolidated Balance Sheets
	Jun 30, 2001	Dec 30, 2000
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$90,882	$467
Accounts receivable, less allowance
for doubtful accounts	12,454,881	13,260,204
Inventories
Raw materials	6,239,020	7,017,023
Work-in-process	4,619,633	5,727,177
Finished goods	13,178,783	16,115,875
Total inventories	24,037,436	28,860,075
Deferred income taxes	597,000	597,000
Prepaid expenses and other current assets	1,078,512	1,282,750
Total current assets	38,258,711	44,000,496

Cash value of life insurance	2,279,709	2,244,739
Investments	1,109,224	1,077,599
Property, plant & equipment, net of accumulated
depreciation of $35,081,000 and $33,583,000	22,345,883	22,232,822
Deferred charges and other assets	3,570,591	3,512,424
Total assets	$67,564,118	$73,068,080

Liabilities and Shareholders' Equity
Current liabilities
Notes payable	$1,973,000	$8,230,000
Accounts payable	7,501,295	6,113,110
Income taxes	781,518	-
Accrued expenses	1,918,566	2,721,197
Current portion of environmental reserves	1,452,665	1,452,700
Total current liabilities	13,627,044	18,517,007

Long-term debt, less current portion	10,000,000	10,000,000
Environmental reserves	1,677,673	1,859,000
Deferred compensation	1,056,799	1,353,244
Deferred income taxes	1,177,000	1,166,000
Contingencies

Shareholders' equity
Common stock, par value $1 per share - authorized
12,000,000 shares; issued 8,000,000 shares	8,000,000	8,000,000
Capital in excess of par value	9,491	9,491
Retained earnings	48,843,798	49,008,090
Accumulated other comprehensive income	259,434	242,251
Less cost of Common Stock in treasury	(17,087,121)	(17,087,003)
Total shareholders' equity	40,025,602	40,172,829
Total liabilities and shareholders' equity	$67,564,118	$73,068,080
Note: The balance sheet at December 30, 2000 has been derived from the audited financial statements at that date.
See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Operations

(Unaudited)	Three Months Ended		Six Months Ended
	Jun 30, 2001	Jul 1, 2000	Jun 30, 2001	Jul 1, 2000

Net sales	$22,604,723	$31,891,371	$47,707,486	$64,162,371

Cost of sales	19,987,989	26,956,152	41,490,727	54,029,440

Gross profit	2,616,734	4,935,219	6,216,759	10,132,931

Selling, general and
administrative expense	2,467,377	2,797,533	5,031,375	6,082,108

Operating income	149,357	2,137,686	1,185,384	4,050,823

Other (income) and expense
Interest expense	229,812	273,268	511,089	512,078
Other, net	3,575	4,360	7,150	11,663

(Loss) income before taxes	(84,030)	1,860,058	667,145	3,527,082

Provision for income taxes	30,000)	663,000	235,000	1,256,000

(Loss) net income	$(54,030)	$1,197,058	$432,145	$2,271,082

(Loss) net income per common share
Basic	($.01)	$.19	$.07	$.36

Diluted	($.01)	$.19	$.07	$.36

Dividends paid per
common share	$.05	$.05	$.10	$.10

Average shares outstanding
Basic	5,964,348	6,254,721	5,964,358	6,272,891

Diluted	5,965,594	6,254,919	5,964,759	6,273,603

See accompanying notes to condensed consolidated financial statements

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows

(Unaudited)	Six Months Ended
	Jun 30, 2001	Jul 1, 2000
Operating activities
Net income	$432,145	$2,271,082
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation expense	1,498,747	1,974,141
Amortization of deferred charges	168,218	162,700
Deferred compensation	(296,445)	18,425
Provision for losses on accounts receivable	121,680	(9,091)
Gain on sale of property, plant and equipment	(17,900)	(5,426)
Cash value of life insurance	(34,970)	(36,400)
Environmental reserves	(181,362)	(164,851)
Changes in operating assets and liabilities:
Accounts receivable	683,643	(1,188,321)
Inventories	4,822,639	(992,198)
Other assets	212,744	(239,598)
Accounts payable and accrued expenses	320,372	249,263
Income taxes payable	1,057,700	(13,242)

Net cash provided by operating activities	8,787,211	2,026,484

Investing activities
Purchases of property, plant and equipment	(2,082,326)	(2,164,374)
Proceeds from sale of property, plant and equipment	488,418	5,426
Increase in note receivables	(249,333)	(292,000)

Net cash used in investing activities	(1,843,241)	(2,450,948)

Financing activities
Proceeds from revolving lines of credit	11,758,000	23,684,000
Payments on revolving lines of credit	(18,015,000)	(21,737,000)
Purchases of treasury stock	(119)	(971,951)
Dividends paid	(596,436)	(628,356)

Net cash (used in) provided by financing activities	(6,853,555)	346,693

Increase in cash and cash equivalents	90,415	(77,771)

Cash and cash equivalents at beginning of year	467	120,549

Cash and cash equivalents at end of period	$90,882	$42,778

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2001

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 29, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended December 30, 2000.

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

NOTE 4--COMPREHENSIVE INCOME

Comprehensive (loss) and income was ($45,000) and $449,000 for the three and six months ended June 30, 2001, respectively. Comprehensive income consists of net income less unrealized losses on the Company's foreign equity investment, of $9,000 and $17,000, net of deferred income taxes of $6,000 and $11,000 for the three and six months ended June 30, 2001, respectively, and is recorded in Shareholders' Equity.

NOTE 5--LONG-TERM DEBT

The Company amended the Credit Agreement with its bank to extend the maturity date of the $10,000,000 unsecured commercial note payable by one year to May 1, 2003, modify the existing financial covenants, and increase the interest rate from LIBOR plus .80 percent to LIBOR plus 1.65 percent.

NOTE 6--ASSET ACQUISITION

On July 16, 2001, the Company acquired the assets of Global Chemical Solutions, Inc., a division of Rite Industries for approximately $2,500,000. The assets were purchased at the lower of market or net book value so no goodwill will be recorded. The business will operate as the Dalton Group of Manufacturers Chemicals, L.P., under the Specialty Chemicals Segment, marketing specialty dyes to the carpet and rug industry and also distributing industrial chemicals to a wide variety of industries.

Synalloy Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2001

NOTE 7--SEGMENT INFORMATION
	Three Months Ended		Six Months Ended
(Dollar amounts in thousands)	Jun 30, 2001	Jul 1, 2000	Jun 30, 2001	Jul 1, 2000
Net sales
Colors Group	$6,458	$7,341	$12,485	$13,950
Specialty Chemicals Group	5,211	5,059	10,802	11,184
Chemicals Segment	11,669	12,400	23,287	25,134
Metals Segment	10,936	19,491	24,420	39,028
	$22,605	$31,891	$47,707	$64,162
Operating income
Colors Group	9	90	(53)	130
Specialty Chemicals Group	57	(596)	305	(472)
Chemicals Segment	66	(506)	252	(342)
Metals Segment	340	2,948	1,439	5,131
	406	2,442	1,691	4,789
Unallocated expenses
Corporate	257	304	506	738
Interest and debt expense,
net of interest income	233	278	518	524

(Loss) income
before income taxes	$(84)	$1,860	$667	$3,527

Synalloy Corporation

Management's Discussion and Analysis of Financial Condition

And Results of Operations

The following is management's discussion of certain significant factors that affected the Company during the quarter ended June 30, 2001.

Consolidated sales for the quarter and year to date were down, decreasing 29 and 26 percent, respectively, compared to the same periods one year ago. The Company experienced a $54,000 consolidated net loss for the quarter, or ($.01) per share, compared to net income of $1,197,000, or $.19 per share, reported the same period one year ago. Consolidated net income year to date totaled $432,000, or $.07 per share, compared to net income of $2,271,000 or $.36 per share, one year ago.

Sales in the Colors Group were down twelve and eleven percent for the quarter and year to date, respectively, from a year earlier. Operating income was down 90 percent for the quarter from a year earlier. Year to date, the Group had an operating loss of $53,000 compared to the prior year's income of $130,000. The decline in sales compared to a year earlier resulted from the continued downsizing of the domestic textile industry. The quarter was barely profitable because of the low level of sales. On a sequential basis, sales were up 7 percent from the first quarter and the modest profit was an improvement over the operating losses suffered in the prior three quarters. Management believes that steps taken over the previous nine months, including a reduction in head count and improved efficiency of plant operations, has positioned the Company to compete effectively in this extremely difficult business.

The Specialty Chemicals Group sales were up three percent in the second quarter while operating income of $57,000 showed a significant improvement over the substantial loss suffered in last year's comparable quarter. Sales year to date fell three percent, but operating income was up substantially over the losses incurred for the same period last year. Although chemical markets are currently weak, consolidation of the Company's operations by closing the Augusta plant has positioned this Group to operate profitably in a poor market environment. The pending acquisition of Global Chemical is expected to increase sales of this Group by 25 to 30 percent on an annualized basis from the current level. This, together with the start-up of a new toll product, is expected to lead to better operating results in the second half.

The Global Chemical acquisition will operate as the Dalton Group of Manufacturers Chemicals, L.P., in Cleveland, Tennessee. The Dalton Group will continue to market specialty dyes to the carpet and rug industry and will also continue to distribute industrial chemicals to a wide variety of industries. In addition to the existing specialty chemicals that have been offered by Global, this line will be expanded to include the full range of specialty industrial chemicals produced by Manufacturers Chemicals and certain textile specialty chemicals manufactured by Blackman Uhler Chemical Company in Spartanburg, South Carolina. The new combined capabilities will significantly improve the ability of the company to service the important carpet industry and will also permit diversification into other areas such as enhancement of the Company's metal working chemical product line, additives to surface coating and janitorial compounding. The Company believes that the Dalton presence will significantly improve its capabilities of servicing this important market.

Sales in the Metals Segment were down 44 and 37 percent for the quarter and year to date, respectively, from a year earlier. Operating income was also down 89 and 72 percent for the quarter and year to date, respectively, from a year earlier. A 38 percent decline in unit volumes coupled with nine percent lower prices led to the decrease in dollar sales in the second quarter compared to a year earlier. Unit volumes have declined 40 percent for the first six months compared to the first six months of last year. The unit volume

Synalloy Corporation

Management's Discussion and Analysis of Financial Condition

And Results Of Operations - Continued

decline is the result of the slow economy's effect on capital spending, inventory liquidation and increased imports. The decline in operating income was caused by the big decrease in sales together with inventory losses that accompany lower prices. Several things make the Company optimistic that the negative factors affecting the business will diminish in the future. Recent industry-wide price increases in stainless steel make the Company hopeful that prices have bottomed for this cycle and will trend upward. Management believes that inventory liquidation is substantially completed. Action by the Bush administration to initiate an investigation into steel imports under Section 201 of the Trade Act of 1974 holds promise to alleviate the dumping of steel products into our market. Although it is not possible to know when, the cyclically weak end-use demand will inevitably improve.

Management has determined that the large number of power generation plants expected to be built over the next few years has significant potential for the Company's piping systems business. Management is encouraged by its recent efforts to generate opportunities to participate in this business. Piping systems for two power projects have been delivered and orders for two more projects have been received. The Company will soon install equipment that will expand its capabilities to handle this type of fabrication, and is focused on putting every effort into generating revenue from this source.

Selling and administrative expense for the quarter declined $315,000, or eleven percent, and $1,036,000, or 17 percent year to date, compared to the same periods last year. Incentive bonuses and sales commissions declined in the quarter and year to date compared to last year's amounts. In addition, in the first quarter of last year, selling and administrative expense included $215,000 from the Whiting Metals plant, which was closed at the end of the first quarter last year, and a $158,000 special charge for an unanticipated payment made under a contract related to a pre 1973 employment matter.

Cash flows from operations totaled $8,787,000 during the first six months of 2001 compared to $2,026,000 generated during the same period one year ago. The increase came primarily from a $4,822,000 reduction in inventories. Increases in income taxes payable of $1,057,000 and net income before depreciation and amortization of $2,100,000 also contributed to the increase. The Company expects that available cash and existing lines of credit will be sufficient to meet normal operating requirements, including capital expenditures over the near term.

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

Item 2. Changes In Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters To A Vote Of Security Holders

None

Item 5. Other Information

  The Annual Meeting of Shareholders was held April 26, 2001 at the offices of the Company.
  The following individuals were elected as directors at the Annual Meeting:
Name	Votes For	Votes Withheld
James G. Lane, Jr.	5,384,165	315,129
Sibyl N. Fishburn	5,385,409	313,885
Glenn R. Oxner	5,385,391	313,903
Carroll D. Vinson	5,385,391	313,903
Murray H. Wright	5,385,409	313,885

C. Ernst & Young, LLP, independent certified accountants, were selected as independent auditors for the fiscal year ending December 29, 2001 by at vote of 5,605,420 for, 28,446 against, and 65,428 abstentions.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
Exhibit No. from Item 601 of Regulation S-B	Description
10.5	Employment Agreement, dated June 25, 2001, between Registrant and Ralph Matera

The Company did not file any reports on Form 8-K during the three months ended June 29, 2001.

Synalloy Corporation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNALLOY CORPORATION
(Registrant)

Date: August 10, 2001	By:	/s/ James G. Lane, Jr.
James G. Lane, Jr.
President and Chief Executive Officer

Date: August 10, 2001	By:	/s/ Gregory M. Bowie
Gregory M. Bowie
Vice President Finance

-11

Exhibit Index
Exhibit No. from Item 601 of Regulation S-B	Description
10.5	Employment Agreement, dated June 25, 2001, between Registrant and Ralph Matera