Form 10-Q
period 2001-09-29
SYNALLOY CORP
filed 2001-11-13
CIK 95953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2001

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

The number of shares outstanding of the registrant's common stock as of September 29, 2001 was 5,964,345.

Synalloy Corporation

Index

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements (unaudited)

Condensed consolidated balance sheets - September 29, 2001 and December 30, 2000

Condensed consolidated statements of income - Three and nine months ended September 29, 2001 and September 30, 2000

Condensed consolidated statements of cash flows - Three and nine months ended September 29, 2001 and September 30, 2000

Notes to condensed consolidated financial statements - September 29, 2001

Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

PART 1. FINANCIAL STATEMENTS
Synalloy Corporation
Condensed Consolidated Balance Sheets
			Sep 29, 2001	Dec 30, 2000
			(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents			$37,633	$467
Accounts receivable, less allowance
for doubtful accounts			13,776,079	13,260,204
Inventories
Raw materials			7,110,377	7,017,023
Work-in-process			4,489,368	5,727,177
Finished goods			14,430,283	16,115,875
Total inventories			26,030,028	28,860,075

Deferred income taxes			597,000	597,000
Prepaid expenses and other current assets			959,020	1,282,750
Total current assets			41,399,760	44,000,496

Cash value of life insurance			2,297,194	2,244,739
Investment			1,142,631	1,077,599
Property, plant & equipment, net of accumulated
depreciation of $35,842,000 and $33,583,000			24,167,906	22,232,822
Deferred charges and other assets			3,327,762	3,512,424

Total assets			$72,335,253	$73,068,080

Liabilities and Shareholders' Equity
Current liabilities
Notes payable			$7,977,000	$8,230,000
Accounts payable			6,697,928	6,113,110
Income taxes			621,732	-
Accrued expenses			2,339,753	2,721,197
Current portion of environmental reserves			1,424,242	1,452,700
Total current liabilities			19,060,655	18,517,007

Long-term debt, less current portion			10,000,000	10,000,000
Environmental reserves			1,560,893	1,859,000
Deferred compensation			1,063,770	1,353,244
Deferred income taxes			1,196,592	1,166,000
Contingencies

Shareholders' equity
Common stock, par value $1 per share - authorized
12,000,000 shares; issued 8,000,000 shares			8,000,000	8,000,000
Capital in excess of par value			9,491	9,491
Retained earnings			48,252,455	49,008,090
Accumulated other comprehensive income			278,758	242,251
Less cost of Common Stock in treasury			(17,087,361)	(17,087,003)
Total shareholders' equity			39,453,343	40,172,829

Total liabilities and shareholders' equity			$72,335,253	$73,068,080

Note: The balance sheet at December 30, 2000 has been derived from the audited financial statements at that date.
See accompanying notes to condensed consolidated financial statements.
- 3 -
Synalloy Corporation
Condensed Consolidated Statements of Operations

(Unaudited)	Three Months Ended		Nine Months Ended
	Sep 29, 2001	Sep 30, 2000	Sep 29, 2001	Sep 30, 2000

Net sales	$22,997,272	$24,963,661	$70,704,758	$89,126,032

Cost of sales	20,379,983	22,733,500	61,855,526	76,762,940

Gross profit	2,617,289	2,230,161	8,849,232	12,363,092

Selling, general and
administrative expense	2,859,958	2,484,258	7,906,517	8,566,366

Operating (loss) income	(242,669)	(254,097)	942,715	3,796,726

Other (income) and expense
Interest expense	205,894	303,085	716,983	815,163
Other, net	3,563	(28,162)	10,713	(16,499)

(Loss) income before taxes	(452,126)	(529,020)	215,019	2,998,062

Provision for income taxes	(159,000)	(201,000)	76,000	1,055,000

Net (loss) income	$(293,126)	$(328,020)	$139,019	$1,943,062

Net (loss) income per common share
Basic	($.05)	($.05)	$.02	$.31

Diluted	($.05)	($.05)	$.02	$.31

Dividends paid per
common share	$.05	$.05	$.10	$.10

Average shares outstanding
Basic	5,964,325	6,120,511	5,964,347	6,222,098

Diluted	5,965,156	6,120,541	5,964,936	6,222,306

See accompanying notes to condensed consolidated financial statements

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows

(Unaudited)	Nine Months Ended
	Sep 29, 2001	Sep 30, 2000
Operating activities
Net income	$139,019	$1,943,062
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation expense	2,258,458	2,966,624
Amortization of deferred charges	252,326	243,956
Deferred compensation	(289,474)	28,675
Deferred income taxes	-	100,000
Provision for losses on accounts receivable	229,581	103,986
Gain on sale of property, plant and equipment	(23,400)	(5,426)
Cash value of life insurance	(52,455)	(54,600)
Environmental reserves	(326,565)	(342,566)
Changes in operating assets and liabilities:
Accounts receivable	(745,456)	1,156,741
Inventories	2,830,047	(4,171,191)
Other assets	269,341	155,668
Accounts payable and accrued expenses	(42,216)	(1,367,965)
Income taxes payable	897,914	(525,537)

Net cash provided by operating activities	5,397,120	231,427

Investing activities
Purchases of property, plant and equipment	(4,722,259)	(2,793,858)
Proceeds from sale of property, plant and equipment	551,317	15,190
Increase in note receivables	(41,000)	(292,000)

Net cash used in investing activities	(4,211,942)	(3,070,668)

Financing activities
Proceeds from revolving lines of credit	24,969,000	34,375,000
Payments on revolving lines of credit	(25,222,000)	(29,396,000)
Proceeds from exercised stock options	(361)	-
Purchases of treasury stock	-	(1,307,380)
Dividends paid	(894,651)	(934,383)

Net cash (used in) provided by financing activities	(1,148,012)	2,737,237

Increase (decrease) in cash and cash equivalents	37,166	(102,004)

Cash and cash equivalents at beginning of year	467	120,549

Cash and cash equivalents at end of period	$37,633	$18,545

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

September 29, 2001

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 29, 2001, are not necessarily indicative of the results that may be expected for the year ending December 29, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended December 30, 2000.

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

NOTE 4--COMPREHENSIVE INCOME

Comprehensive (loss) and income was ($273,000) and $142,000 for the three and nine months ended September 29, 2001, respectively. Comprehensive (loss) and income consists of net (loss) and income less and plus unrealized gains on the Company's equity investments, of $20,000 and $3,000, net of deferred income taxes of $7,000 and $1,000 for the three and nine months ended September 29, 2001, respectively, and is recorded in Shareholders' Equity.

NOTE 5--STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS ISSUED IN 2001

In June 2001, The FASB issued Statements of Financial Accounting Standards SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning December 30, 2001. We are currently assessing the impact SFAS 141 and 142 will have on our Consolidated Financial Statements.

NOTE 6--ASSET ACQUISITION

On July 16, 2001, the Company acquired the assets of Global Chemical Solutions, Inc., a division of Rite Industries for approximately $2,500,000. The assets were purchased at the lower of market or net book value so no goodwill was recorded. The business is operating as the Dalton Group of Manufacturers Chemicals, L.P., under the Specialty Chemicals Segment, marketing specialty dyes to the carpet and rug industry and also distributing industrial chemicals to a wide variety of industries.

Synalloy Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

NOTE 7-- SEGMENT INFORMATION
	THREE MONTHS ENDED		NINE MONTHS ENDED
(Dollar amount in thousands)	Sep 29, 2001	Sep 30, 2000	Sep 29, 2001	Sep 30, 2000
Net sales
Colors Group	$5,961	$6,384	$18,446	$20,334
Specialty Chemicals Group	5,015	5,240	15,818	16,424
Chemicals Segment	10,976	11,624	34,264	36,758
Metals Segment	12,021	13,340	36,441	52,368
	$22,997	$24,964	$70,705	$89,126
Operating (loss) income
Colors Group	(64)	(353)	(117)	(223)
Specialty Chemicals Group	(495)	(773)	(190)	(1,245)
Chemicals Segment	(559)	(1,126)	(307)	(1,468)
Metals Segment	533	1,043	1,973	6,174
	(26)	(83)	1,666	4,706
Unallocated expenses
Corporate	217	171	723	909
Interest and debt expense,
net of interest income	209	275	728	799

(Loss) income
before income taxes	$(452)	$(529)	$215	$2,998

NOTE 8--LONG-TERM DEBT

The Company is subject to certain financial ratios under its revolving line of credit agreements. At September 29, 2001, the Company was not in compliance with one of the covenants for which the Company received a waiver.

Synalloy Corporation

Management's Discussion and Analysis of Financial Condition

And Results of Operations

The following is management's discussion of certain significant factors that affected the Company during the quarter ended September 29, 2001.

Consolidated sales for the quarter and year to date were down, decreasing eight and 21 percent, respectively, compared to the same periods one year ago. The Company experienced a $293,000 consolidated net loss for the quarter, or ($.05) per share, compared to net loss of $328,000, or ($.05) per share, reported the same period one year ago. Consolidated net income year to date totaled $139,000, or $.02 per share, compared to net income of $1,943,000 or $.31 per share, one year ago.

Sales in the Colors Group were down one and eight percent for the quarter and year to date, respectively, from a year earlier. However, operating loss declined 82 and 47 percent for the quarter and year to date, respectively, from the same periods last year. The Colors Group operates in an extraordinarily difficult market that is suffering from the continuing downsizing of the domestic textile industry. Under these conditions we are satisfied with the one percent decrease in third quarter sales compared to last year. Although we are never pleased with losses, the modest loss in the quarter is a significant improvement over the much larger loss suffered a year earlier. The improvement is the result of reduced headcount and tight cost control. With the expansion of our line of vat dyes, we believe we now have the right products and the manufacturing efficiency to compete effectively in the domestic textile color business. Our attempts to market our pigments to non-textile customers have met with modest success. However, we have plans underway to increase our efforts in product development and sales into this large and growing market.

Sales in the Specialty Chemicals Group were down eleven and six percent for the quarter and year to date, respectively, from a year earlier. Operating loss decreased 36 and 85 percent for the quarter and year to date, respectively, from the same periods last year. The third quarter sales decline in this Group resulted primarily from the absence of hydrogenated product sales due to closing of the Augusta plant and moving of the equipment to Spartanburg earlier this year. The equipment is presently undergoing production shakedown and our first sales of hydrogenated products from Spartanburg should begin in the fourth quarter. Sales from toll products were also down compared to a year earlier because of weaker demand. A decline in sales from the Manufacturers Chemicals plant was more than offset by sales from the business they acquired in Dalton, Georgia during the quarter. The lower operating loss in the third quarter and year to date was more than accounted for by elimination of losses from the Augusta plant included in last year's totals. With hydrogenation production scheduled to recommence shortly, and with the costs of moving the business acquired in Dalton behind us, this Group is expected to show improvement in the fourth quarter.

Sales in the Metals Segment were down ten and 30 percent for the quarter and year to date, respectively, from a year earlier. Operating income was also down 49 and 68 percent for the quarter and year to date, respectively, from a year earlier. Unit volume in the third quarter showed a robust 27 percent increase over the prior year level. Unfortunately, 29 percent lower average selling prices led to the decline in dollar sales for the quarter. About one-third of the lower average price was attributable to a change in product mix, with higher-priced fabricated piping systems representing a smaller percentage of unit volume. The decline in operating income was essentially caused by inventory losses that inevitably result from falling prices. The year to date has been characterized by declining prices, industry-wide inventory liquidation, soft end use demand and intense import competition in small diameter sizes. Under these conditions the results are deemed acceptable by management.

Synalloy Corporation

Management's Discussion and Analysis of Financial Condition

And Results Of Operations - Continued

Inquiry and order levels in recent weeks have been unusually low. This leads to uncertainty about the short-term outlook for this segment. One bright spot is the increased activity in the power generation sector. Our piping systems staff is making an intense effort to develop inquiries and orders from this industry. We have had modest success to date but are hopeful that our efforts will lead to more meaningful business in the future.

Selling and administrative expense for the quarter increased $376,000, or fifteen percent, and decreased $660,000, or eight percent year to date, compared to the same periods last year. Increased selling expenses from the acquisition of the Dalton, Georgia business, a $79,000 non-recurring income item in the third quarter of last year for the Colors Group, and increased administrative costs from the addition of the new Chief Executive Officer of the Metals Segment caused the increase for the quarter. The year to date decrease came from a $573,000 reduction in incentive bonuses, the removal of selling and administrative expense of $215,000 from the Whiting Metals plant, which was closed at the end of the first quarter last year, and a $158,000 special charge in 2000 for an unanticipated payment made under a contract related to a pre 1973 employment matter.

Cash flows from operations totaled $5,397,000 during the first nine months of 2001 compared to $231,000 generated during the same period one year ago. Cash flows came from a $2,830,000 reduction in inventories, increases in income taxes payable of $898,000, and net income before depreciation and amortization of $2,650,000. The Company expects that available cash and existing lines of credit will be sufficient to meet normal operating requirements, including capital expenditures over the near term.

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

None

Synalloy Corporation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNALLOY CORPORATION
(Registrant)

Date: November 12, 2001	By:	/s/ James G. Lane, Jr.
James G. Lane, Jr.
President and Chief Executive Officer

Date: November 12, 2001	By:	/s/ Gregory M. Bowie
Gregory M. Bowie
Vice President Finance