Form 10-K
period 2001-12-29
SYNALLOY CORP
filed 2002-03-25
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001
OR

X TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-19687

SYNALLOY CORPORATION
(Exact name of registrant as specified in its charter)

                            Delaware                                                                                         57-0426694
(State or other jurisdiction of incorporation or organization)                    (I.R.S. Employer Identification No.)

Croft Industrial Park, P.O. Box 5627, Spartanburg, South Carolina 29304
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (864) 585-3605

Securities registered pursuant to Section 12(b) of the Act :              Name of each exchange on which registered :
                                    None                                                                                                   None
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

Yes X                     No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing price of February 28, 2002, the aggregate market value of common stock held by non-affiliates of the registrant was $24.6 million.

The number of common shares outstanding of the registrant's common stock as of February 28, 2002 was 5,964,304.

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

General

Metals Segment-- This segment is comprised of a wholly-owned subsidiary, Synalloy Metals, Inc. which owns 100 percent of Bristol Metals, L.P.,("Bristol") located in Bristol, Tennessee.

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

Bristol also has the capability of producing carbon piping systems from pipe purchased from outside suppliers since Bristol does not manufacture carbon pipe. Carbon pipe fabrication enhances the stainless fabrication business by allowing Bristol to quote inquiries that require both types of piping systems. Bristol can also produce pressure vessels and reactors, tanks and other processing equipment.

We have just recently installed a new large batch-type furnace and certified our welders on chrome piping systems. This allows us to effectively enter the growing power plant market segment.

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

Chemicals Segment-- This segment is comprised of two product groups: The Colors Group and the Specialty Chemicals Group. The segment includes three operating companies: Blackman Uhler Chemical Company (BU), a division of the Company, Manufacturers Soap and Chemical Company, which owns 100 percent of Manufacturers Chemicals, L.P. (MC) and Organic Pigments Corporation (OP), all wholly-owned by the Company. BU has a plant in Spartanburg, South Carolina which is fully licensed for chemical manufacture and maintains a permitted waste treatment system. MC is located in Cleveland, Tennessee and Dalton, Georgia and is fully licensed for chemical manufacture. OP is located in Greensboro, North Carolina.

The Colors Group's principal business is the manufacture and sale of dyes and pigments ("colors") to the textile and carpet industries. BU produces dyes and pigment press cakes at the Spartanburg plant and pigments are produced at OP in Greensboro. Dyes are produced in both liquid and powder form, and pigments primarily as a specially formulated paste. Dyes fix themselves to textile fibers by a particular reaction or penetration into the yarn fiber, whereas pigments are normally applied as a surface coating during a printing operation. Dyeing of textile fabrics in solid colors is primarily accomplished by the use of dyes. Pigment colors are uniquely suitable for printing of multi-colored patterns. Raw materials used to manufacture colors consist chiefly of organic intermediates and inorganic chemicals which are purchased from manufacturers in the United States, Europe and Asia. Currently, raw materials are readily available and management does not anticipate any difficulty in obtaining adequate supplies.

In the mid 1980s, management decided to better utilize its excellent reputation for sales and technical service by expanding its efforts to sell reactive dyes. These dyes are used for coloring cotton and rayon. The Company purchases finished and crude products that are either sold as is, or converted to liquid form for the convenience of customers. These dyes represented about 28 percent of the Colors Group's sales in 2001. The Company has a distributorship agreement with a company that supplies about 89 percent of these products to the Company. The supplier has been the principal source of these products since 1985. Although the Company believes that this supplier will continue to be a source of these products in the future, there is no assurance of this. Loss of this supplier would have a materially adverse short-term effect on the Company's sales and net income. However, management believes that if the agreement with this supplier is not continued in the future, other suppliers could be found to replace most of the products.

In 1994, BU acquired a sulphur dye business and began the manufacture of sulphur dyes. These dyes are used to dye denim, fleece garments, knits, work clothes, men's casual wear, and a variety of cotton and cotton-polyester blends.

In 1998, the Company purchased OP which manufactures aqueous pigment dispersions sold to the textile industry and used in printing inks for use on paper and in paints for the industrial coatings industry. The combination of OP's and BU's pigment operations makes the Company one of the largest suppliers of pigments to the domestic textile market. The addition of OP also provides the ability to produce higher solid and finer particle size dispersions allowing the Colors Group to diversify into non-textile applications.

In 1999, the Colors Group began development of an additional product line for the dyeing of cotton - vat dyes. During 2000, the vat dyes were successfully introduced and the product line has been expanded. Vat dyes are used for industrial uniform fabrics (work wear) as well as other apparel fabrics and industrial fabrics that require excellent wash fastness. The addition of vat dyes gives BU product lines for the dyeing of cotton as broad as any other dyestuff supplier. BU now supplies azoic dyes (napthols, salts, bases, and rapidogen dyes for printing), reactive dyes, sulfur dyes and vat dyes for cotton and other cellulosic fibers.

The Specialty Chemicals Group includes MC in Cleveland, Tennessee and Dalton, Georgia and specialty chemicals produced in the BU Spartanburg plant. The Group is a producer of specialty chemicals for the textile, carpet, chemical, paper, metals, photographic, pharmaceutical, agricultural and fiber industries. The Company has been focusing on specialty chemicals as a primary growth area over the past several years. Facilities and equipment at the BU plant provide toll and custom manufacturing of organic chemicals using reactions that include nitrations, hydrogenation, distillation, diazotizations, methylation and custom drying. These chemicals are used in a wide array of products including sun screens, UV absorbers for plastics, Cetane improver for diesel fuel, absorbers for gaseous pollutants, herbicides and intermediates for colors.

In1996, the Company purchased MC which produces defoamers, surfactants, dye assists, softening agents, polymers and specialty lubricants for the textile, paper, chemical and metals industries. MC also manufactures chelating agents and water treatment chemicals. Manufacturing capabilities include a wide range of chemical reactions and mixing and blending applications. MC's products are sold to direct users in a variety of manufacturing areas, directly to other chemical companies in the form of intermediates or as finished products for resale, and as contract manufacturing where the customer provides formula specifications and, in some cases, raw materials.

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

In July 2001, the Company completed an asset purchase of Global Chemical Resources (Dalton) located in Dalton, Georgia. Dalton manufactures and resells chemical specialties and heavy chemicals and blends and resells dyestuffs to the carpet and rug industries, selected textile mills and the wire drawing industry. The manufacture of liquid products was immediately transferred to the Cleveland plant, and the remaining warehousing and dye blending operation along with the shade matching lab and sales offices were moved to a leased facility in Dalton. The purchase included a licensing agreement with Ecology Works to market Dustmitex exclusively to the carpet, rug and upholstery manufacturing industries. In addition, Dalton will market the chemical specialties produced at other Specialty Chemicals Group locations.

The Chemicals Segment maintains eight laboratories for applied research and quality control which are staffed by approximately 33 employees.

In 2000, management made the decision to close the Augusta, Georgia plant. In the fourth quarter of 2001, the Company completed the installation of hydrogenation and distillation equipment at its Spartanburg plant which completed the transfer of products produced in Augusta to Spartanburg.

Sales and Distribution

Metals Segment-- The Metals Segment utilizes separate sales organizations for its different product groups. Stainless steel pipe is sold nationwide under the Brismet trade name through authorized stocking distributors with over 200 warehouse locations throughout the country. In addition, large quantity orders are shipped directly from Bristol's plant to end-user customers. Producing sales and providing service to the distributors and end-user customers are the Vice President of Sales, four outside sales employees, three independent manufacturers' representatives and six inside sales employees.

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

Chemicals Segment-- Seven full-time outside sales employees and five manufacturers' representatives market colors to the textile industry nationwide. In addition, the President of BU and the market development manager of BU devote a substantial part of their time to sales. Specialty chemicals are sold directly to various industries nationwide by nine full-time outside sales employees and four manufacturers' representatives. In addition, the President, market development manager and another employee of MC and BU's Vice President of Research and Development devote a substantial part of their time to sales.

Competition

Metals Segment-- Welded stainless steel pipe is the largest sales volume product of the Metals Segment. Although information is not publicly available regarding the sales of most other producers of this product, management believes that the Company is one of the largest domestic producers of such pipe. This commodity product is highly competitive with ten known domestic producers and imports from many different countries. The largest sales volume among the specialized products comes from fabricating light-wall stainless piping systems. Management believes the Company is one of the largest producers of such systems.

Chemicals Segment-- About six percent of the colors sales represent niche products for which the Company is the only producer. Another approximately 30 percent of these sales represent products of which the Company is an important producer with an estimated 20 to 30 percent market share. The Company has five percent or less of the market for the remainder of its dye products. The Company is the sole producer of certain specialty chemicals manufactured for other companies under processing agreements. However, the Company's sales of specialty products are insignificant compared to the overall market for specialty chemicals. The market for most of the products is highly competitive and many competitors have substantially greater resources than does the Company.

Environmental Matters

Environmental expenditures that relate to an existing condition caused by past operations and that do not contribute to future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or cleanups are probable and the costs of these assessments and/or cleanups can be reasonably estimated. See Note I to Consolidated Financial Statements for further discussion.

Research and Development Activities

The Company spent approximately $701,000 in 2001, $840,000 in 2000 and $798,000 in 1999 on research and development programs in its Chemicals Segment. Fourteen individuals, 12 of whom are graduate chemists, are engaged primarily in research and development of new products and processes, the improvement of existing products and processes, and the development of new applications for existing products.

Seasonal Nature of the Business

The annual requirements of certain specialty chemicals are produced over a period of a few months as requested by the customers. Accordingly, the sales of these products may vary significantly from one quarter to another.

Backlogs

The Chemicals Segment operates primarily on the basis of delivering products soon after orders are received. Accordingly, backlogs are not a factor in this business. The same applies to commodity pipe sales in the Metals Segment. However, backlogs are important in the piping systems products because they are produced only after orders are received, generally as the result of competitive bidding. Order backlogs for these products were $3,700,000, $9,200,000 and $15,900,000 at the 2001, 2000 and 1999 respective year ends.

Employee Relations

As of December 29, 2001, the Company had 472 employees. The Company considers relations with employees to be satisfactory. The number of employees of the Company represented by unions at the Bristol, Tennessee facility is 186. They are represented by two locals affiliated with the AFL-CIO and one local affiliated with the Teamsters. Collective bargaining contracts will expire in February 2004, December 2004 and March 2005.

Item 2 Properties

The Company operates the major plants and facilities described herein, all of which are well maintained and in good condition. All facilities throughout the Company are adequately insured. The buildings are of various types of construction including brick, steel, concrete, concrete block and sheet metal. All have adequate transportation facilities for both raw materials and finished products. The Company owns all of these plants and facilities, except as noted.

.

Location	Principal Operations	Building Square Feet	Land Acres
Spartanburg, SC	Corporate headquarters; Chemical manufacturing and warehouse facilities	211,000	60.9
Cleveland, TN	Chemical manufacturing	90,000	7.5
Greensboro, NC	Chemical manufacturing	57,000	3.7
Bristol, TN	Manufacturing of stainless steel pipe and stainless steel and carbon piping systems	218,000	73.1
Dalton, GA	Dye blending and warehouse facilities (1)	32,000	2.0
Augusta, GA	Chemical manufacturing(2)	52,500	46.0

(1) Leased facility.
(2) Plant closed in 2001

Item 3 Legal Proceedings

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

PART II

 Item 5 Market for the Registrant's Common Stock and Related Security Holder Matters

The Company had 1,120 common shareholders of record at December 29, 2001. The Company's common stock trades on the Nasdaq National Market System of The Nasdaq Stock Market under the symbol SYNC. On October 26, 2001, the Company's Board of Directors voted to suspend the cash dividend until such time as the Company's earnings return to an acceptable level. Future dividend payments, if any, will depend on earnings, capital requirements and financial conditions. The prices shown below are the last reported sales prices on The Nasdaq National Market System.

	2001			2000
Qtr	High	Low	Dividends Paid	High	Low	Dividends Paid
1	$6.25	$4.75	$.05	$9.13	$7.00	$.05
2	7.65	4.75	.05	8.06	6.38	.05
3	7.15	4.50	.05	7.50	5.75	.05
4	5.08	2.95	-	6.25	4.50	.05

Item 6 Selected Financial Data

(Dollars in thousands except for per share data)

2001

2000

1999

Operations
Net sales	$ 91,104	$ 113,952	$ 116,884

Gross profit before special and environmental charges	10,584	16,310	16,574

Gross profit	10,584	12,404	16,574

Selling, general and administrative expense	10,572	11,182	11,335

Environmental remediation costs	-	1,765	-

Operating income before special and environmental charges	12	5,285	5,239

Operating income (loss)	12	(543)	5,239

Net (loss) income before special and environmental charges	(318)	2,694	2,947

Net (loss) income	(318)	(1,083)	2,947
Financial Position
Total assets	69,759	73,068	78,053

Working capital	21,141	25,483	28,001

Long-term debt, less current portion	10,000	10,000	10,000

Shareholders' equity	38,949	40,173	44,660
Financial Ratios
Current ratio	2.2:1	2.4:1	2.5:1

Gross profit to net sales before special and environmental charges	12%	14%	14%

Gross profit to net sales	12%	11%	14%

Long-term debt to capital	20%	20%	18%

Return on average assets (1)	-	4%	4%

Return on average equity (1)	-	6%	7%
Per Share Data
Net (loss) income before special and environmental charges - diluted	$ (.05 )	$ .44	$ .45

Net (loss) income - diluted	(.05 )	(.18 )	.45

Dividends declared and paid	.15	.20	.20

Book value	6.53	6.74	7.10
Other Data
Depreciation and amortization	3,378	4,069	3,732

Capital expenditures	6,437	3,383	4,214

Employees at year end	472	510	622

Shareholders of record at year end	1,120	1,154	1,226

Average shares outstanding - diluted	5,965	6,166	6,559
Stock Price
Price range of Common Stock High Low Close	$7.65 2.95 3.60	$9.13 4.50 4.75	$10.75 6.25 7.50

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources and Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. A significant portion of the Company's accounts receivable in the Colors Group are from domestic customers in the textile industry, which has been in a steady decline over the last several years. If the financial condition of these or any other customers of the Company were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The Company writes down its inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and current market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

As with the accounts receivable, a significant portion of the Company's inventories in the Colors Group are used by domestic customers in the textile industry. In addition, most of the key raw materials are imported from Asian countries causing the Company to maintain significant amounts of inventory for certain products in order to adequately service the Colors Group's customers. If the financial condition of these customers were to deteriorate, resulting in the elimination or reduction of their demand for our products, additional inventory write-downs may be required.

As noted in Note I to Consolidated Financial Statements, the Company has accrued $2,785,000 in environmental remediation costs which, in management's best estimate, will satisfy anticipated costs of known remediation requirements as outlined in Note I. As a result of the evolving nature of the environmental regulations, the difficulty in estimating the extent and remedy of environmental contamination, and the availability and application of technology, the estimated costs for future environmental compliance and remediation are subject to uncertainties and it is not possible to predict the amount or timing of future costs of environmental matters which may subsequently be determined. Subject to the difficulty in estimating future environmental costs, the Company believes that the likelihood of material losses in excess of the amounts recorded is remote. However, any changes, including regulatory changes, may require the Company to record additional remediation reserves.

The current liquidity ratio at 2001 year end was 2.2:1 down from the year end ratios of 2.4:1 and 2.5:1 in 2000 and 1999, respectively. Working capital decreased $4,342,000 to $21,141,000 from the previous year end. Cash flows from operations totaling $10,095,000, were derived primarily from declines in inventories and accounts receivable of $5,007,000 and $2,904,000, respectively, and from earnings totaling $3,060,000 before depreciation and amortization expense of $3,378,000. The decrease in accounts receivable resulted from the decline in sales experienced in the fourth quarter of 2001 compared to the same quarter last year, while the decline in inventories came primarily from planned reductions in the Metals Segment. Cash flows were used to fund capital expenditures of $6,437,000, to acquire assets of Global Chemical Resources, for $2,818,000 (see Note Q to Consolidated Financial Statements), and to pay dividends of $895,000. The Company uses a secured $9 million bank line of credit to finance much of its current operations. This line of credit expires on May 1, 2002. The Company also has a $10 million bank revolving line of credit with the same lender, which expires May 31, 2003. Both loans are secured by the first lien on accounts receivable and inventory. The Company is in the process of negotiating replacement financing for both loans and, based on discussions with potential replacement lenders, expects to have replacement financing available by May 1, 2002. The Company does not, however, have a written commitment for such financing. The Company anticipates that such financing will be at higher rates of interest than those charged on the existing loans. Other terms of the expected replacement credit facilities will be negotiated with the lender or lenders, and some of such terms may be less favorable to the Company than those in the existing loans. The Company expects that cash flows from 2002 operations and available borrowings will be sufficient to make debt payments, fund estimated capital expenditures of $3,991,000, and meet normal operating requirements.

Results of Operations

Metals Segment-- The following table summarizes operating results and backlogs for the three years indicated. Reference should be made to Note R to Consolidated Financial Statements.

	2001		2000 Adjusted		Special Charges	2000		1999
(Amounts in thousands)
	Amount	%	Amount	%	Amount	Amount	%	Amount	%
Net sales Cost of goods sold	$ 47,343 41,116	100.0 86.8	$ 66,771 53,458	100.0 80.1	$ - (352)	$ 66,771 53,810	100.0 80.6	$ 66,055 56,042	100.0 84.8
Gross profit	6,227	13.2	13,313	19.9	352	12,961	19.4	10,013	15.2
Selling and administrative expense	3,783	8.0	4,484	6.7	-	4,484	6.7	4,595	7.0
Operating income before environmental remediation costs Environmental remediation costs	2,444 -	5.2 -	8,829 57	13.2 ..1	- -	8,477 57	12.7 ..1	5,418 -	8.2 -
Operating income	$ 2,444	5.2	$ 8,772	13.1	$ 352	$ 8,420	12.6	$ 5,418	8.2
Year-end backlog - Piping systems	$ 3,700		$ 9,200					$ 15,900

Comparison of 2001 to 2000

Dollar sales for the year were down 29 percent as the result of 18 percent lower unit volumes coupled with a 13 percent average decline in sales prices. A change in product mix, with a lower percentage of sales coming from higher-priced fabricated piping systems, led to about half of the fall in average selling prices. The other half of the reduction in sales resulted from lower prices for raw materials and the generally competitive market conditions. The unit volume decline was more than accounted for during the first half of the year when 2001 was characterized by weak markets and some inventory liquidation while the first six months of 2000 set record highs in unit volumes as the result of significant inventory building by our customers ahead of price increases. Operating income for 2001 was down 71 percent from the prior year level. During most of 2000, our selling prices were in an uptrend and end use demand was enhanced by inventory building during the first half of the year. These generally favorable conditions, together with substantial inventory profits from the rising prices, produced good profit margins. Unfortunately, 2001 was the mirror image of 2000. Our selling prices trended downward during all of 2001, leading to substantial inventory losses. We estimate that raw material costs charged to cost of goods sold were approximately $2,500,000 more than our replacement costs during the year. In addition, reduced demand led to more intense competition, which put further pressure on profit margins.

Selling and administrative expense decreased $701,000, or 16 percent. However, it increased as a percent of sales to eight percent from seven percent compared to last year. The significant decline in sales in 2001 compared to 2000 was greater than the corresponding decline in sales commissions and other selling and administrative costs over the same periods.

For information related to environmental matters, see Note to Consolidated Financial Statements.

Comparison of 2000 to 1999

While sales for the Metals Segment increased only one percent for the year, operating income before special and environmental charges was up a more robust 63 percent. Unit volumes were down 12 percent so the dollar sales increase came from a 15 percent increase in average sales prices. The big improvement in gross profits resulted from the higher prices and strong markets for stainless pipe in the first half of the year when our distributors were building inventories ahead of anticipated price increases. The last half of 2000 suffered from a reversal to a mode of inventory liquidation among our distributors as prices began to trend downward. Selling and administrative expenses declined $111,000, or two percent, and improved slightly as a percent of sales compared with 1999 primarily from the elimination of administration costs incurred at the Camden facility, which was closed in the first half of 2000. See Note B to Consolidated Financial Statements.

The special charge was recorded in the first quarter for the costs of closing the process equipment plant in Camden, South Carolina. In addition, $57,000 was added to the reserve for environmental remediation in the fourth quarter. For information related to environmental matters, see Note I to Consolidated Financial Statements.

Chemicals Segment-- The following tables summarize operating results for the three years indicated. Reference should be made to Note R to Consolidated Financial Statements.

Chemicals Segment

	2001		2000 Adjusted		Special Charges	2000		1999
(Amounts in thousands)
	Amount	%	Amount	%	Amount	Amount	%	Amount	%
Net sales Cost of goods sold	$ 43,761 39,404	100.0 90.0	$ 47,181 44,184	100.0 93.6	$ - (3,554)	$ 47,181 47,738	100.0 101.2	$ 50,829 44,268	100.0 87.1
Gross profit	4,357	10.0	2,997	6.4	3,554	(557)	(1.2)	6,561	12.9
Selling and administrative expense	5,912	13.5	5,538	11.7	-	5,538	11.7	5,835	11.5
Operating (loss) income before environmental remediation costs Environmental remediation costs	(1,555) -	(3.5)	(2,541) 1,708	(5.4) 3.6	3,554 -	(6,095) 1,708	(12.9) 3.6	726 -	1.4 ..0
Operating (loss) income	$ (1,555)	(3.5)	$ (4,249)	(9.0)	$ 3,554	$ (7,803)	(16.5)	$ 726	1.4

Colors Group

	2001		2000 Adjusted		Special Charges	2000		1999
(Amounts in thousands)
	Amount	%	Amount	%	Amount	Amount	%	Amount	%
Net sales Cost of goods sold	$ 23,135 20,608	100.0 89.1	$ 25,960 23,458	100.0 90.4	$ - (555)	$ 25,960 24,013	100.0 92.5	$ 28,411 24,404	100.0 85.9
Gross profit	2,527	10.9	2,502	9.6	555	1,947	7.5	4,007	14.1
Selling and administrative expense	3,339	14.4	3,297	12.7	-	3,297	12.7	3,689	13.0
Operating (loss) income before environmental remediation costs Environmental remediation costs	(812) -	(3.5) -	(795) 1,708	(3.1) 6.6	555 -	(1,350) 1,708	(5.2) 6.6	318 -	1.1 ..0
Operating (loss) income	$ (812)	(3.5)	$ (2,503)	(9.6)	$ 555	$ (3,058)	(11.8)	$ 318	1.1

Specialty Chemicals Group

	2001		2000 Adjusted		Special Charges	2000		1999
(Amounts in thousands)
	Amount	%	Amount	%	Amount	Amount	%	Amount	%
Net sales Cost of goods sold	$ 20,626 18,796	100.0 91.1	$ 21,221 20,726	100.0 97.7	$ - (2,999)	$ 21,221 23,725	100.0 111.8	$ 22,418 19,864	100.0 88.6
Gross profit	1,830	8.9	495	2.3	2,999	(2,504)	(11.8)	2,554	11.4
Selling and administrative expense	2,573	12.5	2,241	10.5	-	2,241	10.6	2,146	9.6
Operating (loss) income	$ (743)	(3.6)	$ (1,746)	(8.2)	$ 2,999	$ (4,745)	(22.4)	$ 408	1.8
Augusta operating losses			2,105	9.9				1,641	7.3
Operating income excluding Augusta losses			$ 359	1.7				$ 2,049	9.1

Comparison of 2001 to 2000

The eleven percent decline in Colors Group sales in 2001 resulted from the relentless and well-chronicled downsizing of the domestic textile industry that has been evident since 1995. Cost cutting efforts moderated the operating loss so that it was only two percent worse than a year earlier before the special charges in 2000 outlined in the table above and in the Comparison of 2000 to 1999 below. The textile industry downsizing has been faster and of greater magnitude than almost anyone forecast. This has made it impossible for us to cut costs and downsize our own Colors Group operations fast enough to maintain profitability. The majority of the decline in sales and operating loss came in the fourth quarter, as sales for the fourth quarter of 2001 declined $937,000 from the fourth quarter last year. Of the $812,000 loss experienced for 2001, $695,000 occurred in the fourth quarter. The fourth quarter results are discussed below in Current Conditions and Outlook.

Sales in the Specialty Chemicals Group were down three percent because of generally weak economic conditions and some business lost because of the closure of the Augusta, Georgia plant. On the other hand, sales from the acquisition of Global Chemical Resources in July of 2001 helped minimize the decline. The operating loss for 2001 was an improvement of 57 percent from the prior year loss before special charges outlined in the table above and in the Comparison of 2000 to 1999 below. The reduced loss resulted from closing the Augusta plant. The weak economy, which appeared to decline steadily over the last half of 2001, caused sales to reduce to levels causing the Group to incur significant negative manufacturing variances at both of its plants. This was offset somewhat at the MC Cleveland plant in the second half of 2001, when the manufacture of liquid products by the Dalton plant was transferred to Cleveland in July providing more through-put and improving efficiency. Most of the loss, $553,000 of the $743,000 loss for 2001, occurred in the fourth quarter and is discussed further in Current Conditions and Outlook.

Selling and administrative expense increased $42,000, or one percent, and increased as a percent of sales primarily from an increase in salary expense.

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

Although selling and administrative expense declined $392,000, consistent with the decline in sales, the poor gross profit performance resulted in the Colors Group having a $795,000 operating loss before the special and environmental charges. The special charge was an inventory charge recorded to cover price decreases and off-standard raw materials. The environmental charges resulted from a revised estimate of the ultimate cost of sites remediation primarily at the Augusta plant that closed in 2001. For information related to environmental matters, see Note I to Consolidated Financial Statements.

The Specialty Chemicals Group sales were down five percent for the year. The operating loss before special charges of $1,746,000 for the year was caused by losses at the Augusta plant of $2,105,000. Excluding Augusta, operating income before the special charges was $359,000 for 2000, which represents a decrease from 1999 of $1,690,000. The significant decrease was primarily the result of higher raw material and utility costs, resulting from higher oil prices, which could not be passed on to our customers because of competitive conditions. Also contributing to the decreased profitability were modestly higher labor and overhead costs and a less favorable product mix.

The special charges include a $2,324,000 write-off of fixed assets largely related to the discontinuance of a contract processing agreement covering a herbicide intermediate. The write-off amount was recorded net of a note receivable totaling $1,029,000 which will reimburse the Company for part of the capital cost, and is being received in equal payments through June 2003. Most of the equipment was at the Augusta plant and management had originally planned to move it to the Spartanburg plant. However, in December 2000, an agreement was reached to cancel the project. During the second quarter of 2001 we discontinued production at the Augusta plant after completing our product supply obligations. A $610,000 provision was recorded to cover the costs related to the shut- down. During the first quarter of 2000, the Company recorded a charge of $65,000 for cleaning up a chemical spill. Closing the Augusta plant positions the Company to better utilize its remaining facilities, which is expected to enhance future profitability. See Note B to Consolidated Financial Statements.

Selling and administrative expense in 2000 increased $95,000, or four percent, and one percent of sales compared to 1999 primarily from increases in salary expense and corporate cost allocations

Unallocated Income and Expense

Reference should be made to Note R to Consolidated Financial Statements for the schedule of these items.

Comparison of 2001 to 2000

Corporate expense declined $283,000, or 24 percent to $877,000. The decline resulted primarily from two factors. Included in the special adjustments for 2000 is an unexpected $158,000 payment made under a contract related to a pre 1973 employment matter recorded in the first quarter of 2000. In addition, $103,000 in outside consulting costs was expensed during 2000 related to the installation of a new data processing system. Other expense, net declined $625,000 as interest expense decreased $266,000 from decreases in borrowings and interest rates under the lines of credit with a bank. The Company also recognized gains from the sale of its Whiting plant in Camden, South Carolina of $143,000, and $68,000 from the partial sale of one of its investments. Interest income increased $143,000 primarily from interest received under a Metals Segment's contract with a customer.

Comparison of 2000 to 1999

The $255,000 increase, or 28 percent increase in corporate expenses in 2000 resulted primarily from two factors. Included in the special charges is an unexpected $158,000 payment made under a contract related to a pre 1973 employment matter recorded in the first quarter of 2000. In addition, $103,000 in outside consulting costs was amortized during 2000 related to the installation of a new data processing system currently being installed. Other expense, net increased $468,000 as interest expense increased $411,000 from increases in borrowings and interest rates under the lines of credit with a bank. Interest income also declined $67,000 due to the Company having lower amounts of funds invested in 2000 compared to 1999.

Current Conditions and Outlook

The Metals Segment's unit volumes were up seven percent for the fourth quarter of 2001 from a year earlier, but dollar sales of $10,902,000 were down 24 percent from last year's comparable period total of $14,402,000, as the result of 29 percent lower average selling prices. Most of the sales price decline came from the change in product mix to a much smaller proportion of piping systems with commodity pipe prices down a more modest seven percent. Operating income of $471,000 in 2001's fourth quarter declined 79 percent from $2,303,000 achieved a year earlier. In addition to the factors affecting the year as mentioned in the year to year comparison, the fourth quarter was negatively impacted by very low sales and profits from our piping systems products. The stainless steel pipe and fabricated piping systems businesses are inherently cyclical. Since 1987, we have produced an outstanding average return on capital employed with very high returns during the cyclically strong periods and adequate returns during the weak part of the cycle. Management believes we are well positioned to continue this trend. However, our objective is to develop new product offerings and diversify our business so that earnings will be less volatile while continuing to produce an above average return on capital.

Colors Group sales in the fourth quarter of 2001 fared even worse than the first three quarters with a 17 percent decline to $4,689,000 from $5,626,000 for the same period last year. The operating loss of $695,000 for the fourth quarter was 21 percent worse than last quarter's loss of $572,000 in 2000 before that year's special charges of $2,263,000. The last two months of the year were especially weak with sales far below the year's monthly average. This led to volume related losses that resulted in the final quarter producing the bulk of 2001's operating loss. As previously stated, the textile industry downsizing has been faster and of greater magnitude than almost anyone forecast. We are continuing to cut costs and downsize our own Colors Group operations in an effort to achieve profitability and generate cash flows from reduced working capital. We believe we ended the year with a smaller, more efficient operation that should be able to compete effectively if the domestic industry stabilizes. We have developed a modest amount of non-textile business for our pigment colors and are attempting to grow this business aggressively.

Aided by the Dalton, Georgia acquisition, fourth quarter sales in the Specialty Chemicals Group totaling $4,808,000, and the operating loss of $553,000 were about the same as last year's fourth quarter amounts of $4,797,000 and $565,000, respectively, before that year's special charges of $2,934,000. However, excluding Augusta, the Group had operating income of $171,000 in the fourth quarter of 2000 before the special charges. Without Dalton, the MC Cleveland plant experienced weaker sales in November and December coupled with increased operating costs. Due to the timing of certain toll contracts, the mix of products produced at the BU Spartanburg plant in the fourth quarter generated lower revenues and profit margins. The combination of both of these factors caused the $736,000 decline in profitability compared to the fourth quarter of last year. Since 1987 we have been focused on developing specialty chemical business to reduce our dependence on textile colors. We have been successful in building this part of the Chemicals Segment as evidenced by the approximate equal size of the two Groups at year-end. In the fourth quarter of 2001, we completed the construction of our hydrogenation and distillation project at Spartanburg and began product production at the end of the year. We are attempting to increase and complement our contract manufacturing at BU with these and other products to increase sales, leveling out production at this plant and increasing efficiency. The acquisition of Dalton expands this Group's capabilities and markets and should allow us to add products at the BU plant as well as increase through-put in the Cleveland plant. We believe specialty chemicals have good growth potential as economic conditions improve.

Management is continuing its emphasis on reducing the capital utilized by non-performing business units. We are focusing on generating cash flows from these efforts that will allow us to seek other opportunities to generate returns acceptable to investors. We recognize that any business that cannot produce profits at least equal to the cost of capital should be rationalized in some manner. We will continue examining current operations as well as acquisition opportunities considering any transaction that is deemed advantageous to the long-term interest of our shareholders.

Forward-Looking Statements

This Annual Report on Form 10-K includes and incorporates by reference "forward-looking statements" within the meaning of the securities laws. All statements that are not historical facts are "forward looking statements." The words "estimate," "project," "intend," "expect," "believe," "anticipate" and similar expressions identify forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward looking statements. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions, the impact of competitive products and pricing, product demand and acceptance risks, raw material and other increased costs, customer delays or difficulties in the production of products, unavailability of debt financing on acceptable terms and exposure to increased market interest rate risk, inability to comply with covenants and ratios required by our debt financing arrangements and other risks detailed from time to time in Synalloy's Securities and Exchange Commission filings. Synalloy Corporation assumes no obligation to update the information included in this Annual Report on Form 10-K.

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

Fair value of the Company's debt obligations, which approximated the recorded value, consisted of:

At December 29, 2001

  $7,186,000 notes payable under a $9,000,000 line of credit expiring on May 1, 2002 with an average variable interest rate of 5.47 percent.
  $10,000,000 variable rate debt due May 31, 2003 with an average variable interest rate of 6.16 percent.

At December 30, 2000,

  $8,230,000 notes payable under a $9,000,000 line of credit expiring on July 1, 2001 with an average variable interest rate of 7.52 percent.
  $10,000,000 variable rate debt due May 1, 2002 with an average variable interest rate of 7.44 percent.

In addition, the Company's investments in equity securities, which are recorded at their fair value of $885,000 in 2001 and $1,078,000 in 2000, are subject to market risk related to equity pricing changes. Management believes that substantial fluctuations in equity prices and the resulting changes in the Company's investments would not have a material adverse impact on the Company.

Item 8 Financial Statements and Supplementary Data

The Company's consolidated financial statements, related notes, report of management and report of the independent auditors follow on subsequent pages of this report.

CONSOLIDATED STATEMENT S OF OPERATIONS

(Years ended December 29, 2001, December 30, 2000 and January 1, 2000)
	2001	2000	1999
Net sales	$ 91,103,968	$ 113,951,864	$ 116,883,845
Cost of sales	80,520,104	101,548,225	100,310,001
Gross profit	10,583,864	12,403,639	16,573,844
Selling, general and administrative expense	10,572,009	11,182,420	11,335,284
Environmental remediation costs	-	1,764,646	-
Operating income (loss)	11,885	(543,427)	5,238,560
Other (income) and expense Gain on sale of assets Interest expense Other, net	(211,369) 918,035 (203,677)	- 1,184,208 (56,301)	- 773,499 (113,588)
(Loss) income before taxes	(491,134)	(1,671,334)	4,578,649
Provision for income taxes	(173,000)	(588,000)	1,632,000
Net (loss) income	$ (318,134)	$ (1,083,334)	$ 2,946,649
Net (loss) income per common share:
Basic	($.05 )	($.18 )	$.45
Diluted	($.05 )	($.18 )	$.45

See accompanying notes to financial statements

CONSOLIDATED BALANCE SHEETS
 (Years ended December 29, 2001, December 30, 2000 and January 1, 2000)
	2001	2000	1999
Assets
Current assets
Cash and cash equivalents	$ 4,989	$ 467	$ 120,549
Accounts receivable, less allowance for doubtful accounts of $1,128,000, $1,056,000 and $1,075,000, respectively	11,337,899	13,260,204	16,354,165
Inventories Raw materials Work-in-process Finished goods	7,101,443 3,556,472 14,682,330	7,017,023 5,727,177 16,115,875	9,378,087 6,033,389 13,407,243
Total inventories	25,340,245	28,860,075	28,818,719
Deferred income taxes (Note M)	325,000	597,000	406,000
Prepaid expenses and other current assets	1,068,099	1,282,750	794,232
Total current assets	38,076,232	44,000,496	46,493,665
Cash value of life insurance	2,344,139	2,244,739	2,112,411
Investments (Note C))	885,194	1,077,599	1,039,117
Property, plant and equipment, net (Note D)	25,500,074	22,550,622	26,010,377
Deferred charges, net and other assets (Note E)	2,953,348	3,194,624	2,397,003
Total assets	$ 69,758,987	$ 73,068,080	$ 78,052,573

(Years ended December 29, 2001, December 30, 2000 and January 1, 2000)
	2001	2000	1999
Liabilities and Shareholders' Equity
Current liabilities
Notes payable (Note F) Accounts payable Income taxes Accrued expenses (Note G) Current portion of environmental reserves (Note I)	$ 7,186,000 6,425,074 - 1,900,479 1,423,959	$ 8,230,000 6,113,110 - 2,721,197 1,452,700	$ 3,084,000 10,867,711 1,209,874 2,957,728 373,500
Total current liabilities	16,935,512	18,517,007	18,492,813
Long-term debt, less current portion (Note H)	10,000,000	10,000,000	10,000,000
Environmental reserves (Note I)	1,361,005	1,859,000	1,661,663
Deferred compensation (Note J)	1,074,644	1,353,244	1,374,210
Deferred income taxes (NoteM)	1,439,000	1,166,000	1,864,000
Contingencies (Notes I and O)

Shareholders' equity (Notes H, K and L)
Common stock, par value $1 per share -
authorized 12,000,000; issued 8,000,000
shares
Capital in excess of par value

Retained earnings
Accumulated other comprehensive income

	8,000,000 9,491 47,795,305 231,391	8,000,000 9,491 49,008,090 242,251	8,000,000 9,491 51,325,183 461,000
Less cost of common stock in treasury: 2,065,696, 2,035,632 and 1,708,939 shares, respectively	56,036,187 17,087,361	57,259,832 17,087,003	59,795,674 15,135,787
Total shareholders' equity	38,948,826	40,172,829	44,659,887
Total liabilities and shareholders' equity	$ 69,758,987	$ 73,068,080	$ 78,052,573

 See accompanying notes to financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Cost of Common Stock in Treasury	Total

Balance at January 2, 1999
Comprehensive income:
Net income
Other comprehensive income,
net of tax (Notes A and C)
Comprehensive income
Purchase of common stock for
  treasury
Cash dividends - $.20 per share

	$ 8,000,000	$ 9,491	$ 49,687,391 2,946,649 (1,308,857)	$ 453,000 8,000	$ (12,302,078) (2,833,709)	$ 45,847,804 2,946,649 8,000 2,954,649 (2,833,709) (1,308,857)
Balance at January 1, 2000 Comprehensive income: Net (loss) Other comprehensive (loss), net of tax (Notes A and C) Comprehensive (loss) Purchase of common stock for treasury Cash dividends - $.20 per share	8,000,000	9,491	51,325,183 (1,083,334) (1,233,759)	461,000 (218,749)	(15,135,787) (1,951,216)	44,659,887 (1,083,334) (218,749) (1,302,083) (1,951,216) (1,233,759)
Balance at December 30, 2000 Comprehensive income: Net (loss) Other comprehensive (loss), net of tax (Notes A and C) Comprehensive (loss) Purchase of common stock for treasury Cash dividends - $.15 per share	8,000,000	9,491	49,008,090 (318,134) (894,651)	242,251 (10,860)	(17,087,003) (358)	40,172,829 (318,134) (10,860) (328,994) (358) (894,651)
Balance at December 29, 2001	$ 8,000,000	$ 9,491	$ 47,795,305	$ 231,391	$ (17,087,361)	$ 38,948,826

 See accompanying notes to financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Years ended December 29, 2001, December 30, 2000 and January 1, 2000)
	2001	2000	1999

Operating activities
  Net (loss) income
    Adjustments to reconcile net income to net cash
      provided by operating activities:
  Depreciation expense
  Amortization of deferred charges
  Deferred compensation
  Deferred income taxes
  Provision for losses on accounts receivable
  Disposition of property, plant and equipment
  Cash value of life insurance
  Environmental reserves
  Changes in operating assets and liabilities:
    Accounts receivable
    Inventories
    Other assets
    Accounts payable and accrued expenses
    Income taxes payable

	$ (318,134) 3,009,269 369,093 (278,600) 509,408 72,810 (171,203) (99,400) (526,736) 2,904,451 5,006,900 314,708 (886,805) 189,351	$ (1,083,334) 3,865,443 203,494 (20,966) (726,000) (19,690) 2,347,559 (132,328) 1,276,537 3,113,651 (41,356) (850,382) (4,877,950) (1,486,056)	$ 2,946,649 3,520,932 211,101 24,270 22,000 713,214 180,394 (86,427) (387,037) (4,470,787) (2,717,758) 322,562 4,508,840 1,264,955
Net cash provided by operating activities	10,095,112	1,568,622	6,052,908

Investing activities
  Purchases of property, plant and equipment
  Proceeds from sale of property, plant and equipment
  Decrease (increase) in notes receivable
  Proceeds from sale of investment
  Acquisition, net of cash (Note Q)

	(6,436,972) 832,319 26,053 245,418 (2,818,399)	(3,382,523) 24,794 (292,000) - -	(4,214,025) 69,574 18,000 - -
Net cash used in investing activities	(8,151,581)	(3,649,729)	(4,126,451)
Financing activities Proceeds from revolving lines of credit Payments on revolving lines of credit Dividends paid Purchases of treasury stock Principal payments on long-term debt	32,108,000 (33,152,000) (894,651) (358) -	42,362,000 (37,216,000) (1,233,759) (1,951,216) -	40,093,000 (37,674,000) (1,308,857) (2,833,709) (200,000)
Net cash (used in) provided by financing activities	(1,939,009)	1,961,025	(1,923,566)
Increase (decrease) in cash and cash equivalents	4,522	(120,082)	2,891
Cash and cash equivalents at beginning of year	467	120,549	117,658
Cash and cash equivalents at end of year	$ 4,989	$ 467	$ 120,549

See accompanying notes to financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions have been eliminated.

Reclassification. For comparative purposes, certain amounts in the 2000 and 1999 financial statements have been reclassified to conform with the 2001 presentation.

Use of Estimates. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting Period. The Company's fiscal year is the 52- or 53-week period ending the Saturday nearest to December 31. Fiscal year 2001 ended on December 29, 2001, 2000 ended on December 30, 2000 and 1999 ended on January 1, 2000. All three fiscal years included 52 weeks.

Revenue Recognition. Revenue from product sales is recognized at the time ownership of goods transfers to the customer and the earnings process is complete. Shipping costs of approximately $1,640,000, $2,099,000 and $2,184,000 in 2001, 2000 and 1999, respectively, are recorded as a reduction of sales.

Inventories. Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and current market conditions.

Long-Lived Assets. Property, plant and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful life of the assets.

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

In June 2001, the FASB issued Statements of Financial Accounting Standards SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning December 30, 2001. We are currently assessing the impact SFAS 141 and 142 will have on our Consolidated Financial Statements. Application of the non amortization provisions of the statement is expected to result in an increase in net income of $110,000 per year.

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

Concentrations of Credit Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable and cash surrender value of life insurance.

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

Research and Development Expense. The Company incurred research and development expense of approximately $701,000, $840,000 and $798,000 in 2001, 2000 and 1999, respectively.

Fair Value of Financial Instruments. The carrying amounts reported in the balance sheet for cash and cash equivalents, cash surrender value of life insurance, investments and borrowings under the Company's short-term line of credit and long-term debt approximate their fair values.

Stock Options. The Company accounts for stock options under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." See Note L.

Comprehensive Income. Comprehensive income is comprised of net income plus other comprehensive income which, under existing accounting standards, consists of unrealized gains and losses on certain investments in equity securities. Comprehensive income is reported by the Company in the Consolidated Statements of Shareholders' Equity.

Note B Special Charges

In 2000, the Company recognized pretax charges of $5,829,000 for the costs of actions designed primarily to reposition the Company for improved productivity and future profitability. Pretax charges of $5,253,000 were recorded in the fourth quarter and $576,000 in the first quarter, reducing net income by $3,778,000, or $.62 per share for the year. The Company closed its Whiting Metals fabrication plant in Camden, South Carolina, in the first quarter of 2000, and closed its Augusta, Georgia chemicals processing plant in the third quarter of 2001. The rationalization of manufacturing capacity and elimination and consolidation of certain product lines should position the Company to improve utilization at its remaining facilities.

In the Specialty Chemicals Group, a pretax charge of $2,324,000 was recorded to write-off fixed assets largely related to the discontinuance of a contract processing agreement covering a herbicide intermediate. The write-off amount was recorded net of a note receivable totaling $1,029,000 which is reimbursing the Company for part of the capital cost, and is being received in equal payments through June 2003. Most of the equipment was at the Augusta plant and management had originally planned to move it to the Spartanburg, South Carolina plant. However, in December 2000, an agreement was reached to cancel the project. During the second quarter of 2001 the Company discontinued production at the Augusta plant after completing its product supply obligations. Most of the remaining products produced at the Augusta plant were transferred to the Spartanburg facility. A $610,000 provision was recorded in 2000 to cover the costs related to the closure of the Augusta plant. No additional costs were incurred during 2001.

The Colors Group recorded an inventory charge of $555,000 in the fourth quarter of 2000 to cover price decreases and off-standard raw materials. During the first quarter of 2000, the Specialty Chemicals Group recorded a charge of $65,000 for cleaning up a chemical spill. In the Metals Segment, a pretax charge of $352,000 was recorded in the first quarter of 2000 for the costs of closing the Whiting plant. Certain equipment was moved to the Bristol, Tennessee plant giving the Bristol plant similar capabilities in the manufacture of process equipment.

The Colors Group and Metals Segment recorded pretax charges of $1,708,000 and $57,000, respectively, for environmental remediation costs in the fourth quarter of 2000 including $1,148,000 at the Augusta plant, which has been closed. See Note I for further discussions of the environmental charges.

All of the pretax charges were recorded in cost of goods sold except for a one-time unexpected $158,000 payment made by the Company under a contract related to a pre 1973 employment matter which was recorded in corporate administrative costs in the first quarter of 2000.

The following table summarizes the impact of the items detailed above on the Company's statement of operations:

(Amounts in thousands)	2001	2000	1999
Net Sales Augusta and Whiting net sales	$ 91,104 -	$ 113,952 (1,919)	$ 116,884 (4,919)
Adjusted net sales	$ 91,104	$ 112,033	$ 111,965
Operating income (loss) Operating income (loss) before adjustments Augusta and Whiting operating losses Special charges recorded as pretax charges Environmental remediation costs	$ 12 - - -	$ (543) 2,232 4,064 1,765	$ 5,239 2,114 - -
Adjusted operating income	$ 12	$ 7,518	$ 7,353
Net (loss) income per share Augusta and Whiting operating losses Special charges and environmental remediation costs recorded as pretax charges	$ (.05 ) - -	$ (.18 ) ..23 ..62	$ .45 ..21 -
Adjusted net (loss) income per share	$ (.05 )	$ .67	$ .66

Note C Investments in Equity Securities

At December 29, 2001, investments in equity securities consist of the following:

	Fair Value of Investment	Unrealized Appreciation	Other Comprehensive Income, Net	Deferred Income Taxes
2001	$ 885,194	$ 356,391	$ 231,391	$ 125,000
2000	1,077,599	372,251	242,251	130,000
1999	1,039,117	710,000	461,000	249,000

The unrealized appreciation of the investments are recorded as other comprehensive income included in shareholders' equity, net of deferred income taxes.

All the Company's investments are classified as available for sale.

During 2001, the Company received $245,000 from the sale of a portion of its SpanAmerica investment realizing a pre-tax gain of $68,000.

Note D Property, Plant and Equipment

Property, plant and equipment consist of the following:

	2001	2000	1999
Land	$ 458,720	$ 458,720	$ 431,736
Land improvements	970,900	945,235	1,000,217
Buildings	16,896,378	13,447,206	13,813,142
Machinery, fixtures and equipment	42,656,337	40,436,242	44,354,306
Construction-in-progress	1,139,734	1,181,273	1,609,468
	62,122,069	56,468,676	61,208,869
Less accumulated depreciation	36,621,995	33,918,054	35,198,492
	$ 25,500,074	$ 22,550,622	$ 26,010,377

Note E Deferred Charges

Deferred charges consist of the following:

	2001	2000	1999
Intangibles arising from acquisitions	$ 2,843,965	$ 2,843,965	$ 2,843,965
Software license agreements	169,057	121,946	129,583
Debt expense	-	37,500	46,500
	3,013,022	3,003,411	3,020,048
Less accumulated amortization	1,251,868	1,049,980	905,728
	$ 1,761,154	$ 1,953,431	$ 2,114,320

Note F Notes Payable

On December 28, 2001, the Company entered into a new Credit Agreement with its bank. Under the terms of the Agreement, maximum borrowings under the line of credit facility are $9,000,000. Borrowings under the line of credit cannot exceed the lesser of the maximum commitment or the borrowing base as defined in the Agreement. The Company has $7,186,000 outstanding at year end. The line expires on May 1, 2002 and bears interest at the bank's overnight cost of funds plus an additional 1.00 percent to 3.20 percent calculated each quarter based on a fixed charge coverage ratio calculation. (4.64 percent at December 29, 2001). Available borrowings at December 29, 2001 was $9,000,000. The line has no compensating balance requirement. Average short-term borrowings outstanding during fiscal 2001, 2000 and 1999 were $4,966,000, $6,029,000 and 2,546,000 with weighted average interest rates of 5.47 percent, 7.24 percent and 6.23 percent, respectively.

Borrowings under the Credit Agreement are collateralized by accounts receivable and inventory of the Company. Borrowings are subject to the maintenance of certain financial ratios and certain other restrictive covenants. At December 29, 2001, the Company was in compliance with its covenants.

Note G Accrued Expenses

Accrued expenses consist of the following:

	2001	2000	1999
Salaries, wages and commissions	$ 634,090	$ 1,373,286	$ 884,910
Taxes, other than income taxes	402,025	223,638	627,325
Insurance	364,406	237,582	355,411
Pension	113,138	112,070	110,771
Customer advances	23,965	57,168	388,388
Plant closing costs, Note B	-	610,000	-
Other accrued items	362,855	107,453	590,923

	$ 1,900,479	$ 2,721,197	$ 2,957,728

Note H Long-Term Debt

Long-term debt consists of the following:

	2001	2000	1999
Secured commercial note payable with interest payable on the dates and at rates provided by credit agreement, as amended.	$ 10,000,000	$ 10,000,000	$ 10,000,000

The Company has a $10,000,000 revolving line of credit expiring May 31, 2003. Interest is payable quarterly on the outstanding balance at LIBOR plus an additional 1.00 percent to 3.20 percent calculated quarterly based on a fixed charge coverage ratio calculation. The rate at December 29, 2001 was 4.58 percent. Borrowings are subject to the same Credit Agreement outlined in Note F.

The Company made interest payments of $957,000 in 2001, $1,235,000 in 2000 and $678,000 in 1999. Interest expense of approximately $27,000 was capitalized in 1999.

Note I Environmental Compliance Costs

At December 29, 2001, the Company has accrued $2,785,000 in remediation costs which, in management's best estimate, will satisfy anticipated costs of known remediation requirements as outlined below. Expenditures related to costs currently accrued are not discounted to their present values and are expected to be made over the next five to eight years. As a result of the evolving nature of the environmental regulations, the difficulty in estimating the extent and remedy of environmental contamination, and the availability and application of technology, the estimated costs for future environmental compliance and remediation are subject to uncertainties and it is not possible to predict the amount or timing of future costs of environmental matters which may subsequently be determined. Subject to the difficulty in estimating future environmental costs, the Company believes that the likelihood of material losses in excess of the amounts recorded is remote.

Prior to 1987, the Company utilized certain products at its chemical facilities that are currently classified as hazardous waste. Testing of the groundwater in the areas of the treatment impoundments at these facilities disclosed the presence of certain contaminants. In addition, several solid waste management units ("SWMUs") at the plant sites have been identified. During 1994, the Company completed a reevaluation of its remediation plans including RCRA Facility Investigations which have been submitted for regulatory approval. In 1998 the Company completed an RCRA Facility Investigation at its Spartanburg plant site, and based on the results, completed a Corrective Measures Study in 2000. A Corrective Measures Plan specifying remediation procedures to be performed was submitted in 2000 for regulatory approval. The Company recorded a special charge of $560,000 in 2000 and has $1,304,000 accrued at December 29, 2001, to accrue for additional estimated future remedial, cleanup and monitoring costs.

At the Augusta plant site, the Company submitted in 2000 results of a Phase II Monitoring Plan for regulatory approval. After receiving approval, a Risk Assessment and Corrective Measures Plan was developed and submitted for regulatory approval. A Closure and Post-Closure Care Plan was submitted and approved in 2001 for the closure of the surface impoundment. Based on the anticipated results of the studies performed at the site, the Company recorded a special charge of $1,148,000 in the fourth quarter of 2000 and has $1,398,000 accrued at December 29, 2001 for additional estimated future remedial, cleanup and monitoring costs.

The Company has identified and evaluated two SWMUs at its plant in Bristol, Tennessee that revealed residual groundwater contamination. An Interim Corrective Measures Plan was submitted for regulatory approval in December 2000 to address the final area of contamination identified. The Company accrued $61,000 in the fourth quarter of 1998 and an additional $57,000 in the fourth quarter of 2000, of which $83,000 remains accrued at December 29, 2001, to provide for estimated future remedial and cleanup costs.

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

Note J Deferred Compensation

The Company has a deferred compensation agreement with a former officer and current Board of Directors' member. Amounts deferred become payable upon certain events including retirement, death or termination of the officer, or a change in control of the Company. Interest accrues on amounts deferred, net of estimated income tax benefits deferred by the Company until payments are made, at rates consistent with other invested retirement funds held by the Company in accordance with the agreement. No compensation was deferred in 2001, 2000 and 1999. The Company made a $300,000 payment in 2001. At December 29, 2001, the amounts deferred totaled $530,000, including accrued interest earned in 2001 of $21,179.

The Company has deferred compensation agreements with certain former officers providing for payments for ten years in the event of pre-retirement death or the longer of ten years or life beginning at age 65. The present value of such vested future payments, $545,000 at December 29, 2001, has been accrued.

Note K Shareholders' Rights

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

Note L Stock Options

A summary of activity in the Company's stock option plans is as follows :

	Weighted Average Exercise Price	Outstanding	Available
At January 2, 1999 Granted Exercised	$ 13.25 $ 7.69 $ -	251,500 150,500 -	377,500 (150,500) -
At January 1, 2000 Granted Exercised Cancelled Expired	$ 11.17 $ 6.75 $ -	402,000 6,000 - (3,750) (8,000)	227,000 (6,000) - 3,750 -
At December 30, 2000 Granted Exercised Cancelled Expired	$ 11.13 $ 6.05 $ -	396,250 106,000 - (28,750) (30,000)	224,750 (106,000) - 28,750 -
At December 29, 2001	$ 9.94	443,500	147,500

The following table summarizes information about stock options outstanding at December 29, 2001:

	Outstanding Stock Options			Exercisable Stock Options
		Weighted Average
Range of Prices	Shares	Exercise Price	Remaining Contractual Life in Years	Shares	Weighted Average Exercise Price
$9.75	51,500	$ 9.75	1.84	51,500	$ 9.75
$11.88 to $14.83	42,000	$ 12.51	2.50	42,000	$ 12.51
$18.88	16,000	$ 18.88	4.33	16,000	$ 18.88
$15.13	88,000	$ 15.13	5.33	71,600	$ 15.13
$10.72 to $13.63	6,000	$ 11.81	6.52	6,000	$ 13.63
$7.28 to $7.75	128,000	$ 7.69	7.41	54,800	$ 7.68
$6.75	6,000	$ 6.75	8.38	6,000	$ 6.75
$5.01 to $6.11	106,000	$ 6.05	9.58	6,000	$ 5.01

The Company grants to non-employee directors, officers and key employees options to purchase common stock of the Company under three Plans adopted in 1988, 1994 and 1998. Options were granted through January 28, 1998 under the 1988 Plan. Under the 1994 Plan options may be granted through April 29, 2004, and through April 30, 2008 under the 1998 Plan at a price not less than the fair value on the date of grant. Under the 1988 and 1998 Plans, options may be exercised beginning one year after date of grant at a rate of 20 percent annually on a cumulative basis. Under the 1994 Non-Employee Directors' Plan, options may be exercised at the date of grant. At the 2001, 2000 and 1999 respective year ends, 253,900, 237,850 and 186,800 shares of the options outstanding were fully exercisable.

The Company has elected to apply the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," (APB No. 25) in the computation of compensation expense. Under APB No. 25's intrinsic value method, compensation expense is determined by computing the excess of the market price of the shares over the exercise price on the measurement date. For the Company's options, the intrinsic value on the measurement date (or grant date) is zero, and no compensation expense is recognized. FASB Statement No. 123 requires the Company to disclose pro forma net income and income per share as if a fair value based accounting method had been used in the computation of compensation expense. The fair value of the options computed under Statement 123 would be recognized over the vesting period of the options. The fair value for the Company's options granted subsequent to December 31, 1994 was estimated at the time the options were granted using the Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rate of five percent; dividend yield of two percent; volatility factors of the expected market price of the Company's Common Shares of .690, .703 and .728; and an expected life of the option of seven years. The weighted average fair values on the date of grant were $3.54, $4.00 and $4.65 in 2001, 2000 and 1999, respectively. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The effects of applying Statement 123 may not be representative of the effects on reported net income in future years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The following is the pro forma information for 2001, 2000 and 1999:

	2001	2000	1999
Pro forma net (loss) income	$ (411,000)	$ (1,307,000)	$ 2,757,000
Pro forma diluted (loss) earnings per share	$(.07 )	$(.21 )	$.42

Note M Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows at the respective year ends:

(Amount in thousands)	2001	2000	1999
Deferred tax assets: Allowance for doubtful accounts Deferred compensation Inventory capitalization Accrued group insurance Environmental reserves Other	$ 333 384 381 122 486 41	$ 343 491 340 75 675 226	$ 390 498 231 120 590 55
Total deferred tax assets	1,747	2,150	1,884
Deferred tax liabilities: Tax over book depreciation Prepaid expenses Unrealized gain on investment	2,184 552 125	2,202 387 130	2,703 390 249
Total deferred tax liabilities	2,861	2,719	3,342
Net deferred tax liabilities	$ (1,114)	$ (569)	$ (1,458)

Significant components of the provision for income taxes are as follows:

(Amount in thousands)	2001	2000	1999
Current: Federal State	$ (701) (22)	$ 174 8	$ 1,452 158
Total current	(723)	182	1,610
Deferred: Federal State	534 16	(698) (72)	21 1
Total deferred	550	(770)	22
Total	$ (173)	$ (588)	$ 1,632

The reconciliation of income tax computed at the U. S. federal statutory tax rates to income tax expense is:

	2001		2000		1999
(Amount in thousands)	Amount	%	Amount	%	Amount	%
Tax at U.S. Statutory rates	$ (167)	(34.0)	$ (568)	(34.0)	$ 1,557	34.0%
State income taxes, net of federal tax benefit	(3)	(.6)	(39)	(2.3)	106	2.3%
Other, net	(3)	(.6)	19	1.1	(31)	(0.7% )
Total	$ (173)	(35.2)	$ (588)	(35.2)	$ 1,632	35.6%

Income tax payments of approximately $278,000, $1,728,000 and $1,011,000 were made in 2001, 2000 and 1999, respectively.

Note N Benefit Plans

The Company has a 401(k) Employee Stock Ownership Plan covering all non-union employees. Employees may contribute to the Plan up to 20 percent of their salary with a maximum of $10,500 for 2001. Contributions by the employees are invested in one or more funds at the direction of the employee; however, employee contributions cannot be invested in Company stock.

Contributions by the Company are made primarily in Synalloy stock. The Company contributes on behalf of each participant who is eligible a matching contribution equal to a percentage which is determined each year by the Board of Directors. For 2001 the maximum was four percent. The matching contribution is allocated monthly. Matching contributions of approximately $342,000, $360,000 and $357,000 were made for 2001, 2000 and 1999, respectively. The Company may also make a discretionary contribution, which shall be distributed to all eligible participants regardless of whether they contribute to the Plan. No discretionary contributions were made to the Plan in 2001, 2000 and, 1999.

The Company also contributes to union-sponsored defined contribution retirement plans. Contributions relating to these plans were approximately $467,000, $433,000 and $512,000 for 2001, 2000 and 1999, respectively.

Note O Contingencies

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

Note P Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2001	2000	1999
Numerator: Net (loss) income	$ (318,134)	$ (1,083,334)	$ 2,946,649
Denominator: Denominator for basic earnings per share -weighted average shares Effect of dilutive securities: Employee stock options	5,964,336 538	6,165,568 -	6,558,705 396
Denominator for diluted earnings per share	5,964,874	6,165,568	6,559,101
Basic (loss) earnings per share	($.05 )	($.18)	$.45
Diluted (loss) earnings per share	($.05 )	($.18)	$.45

Note Q Acquisitions

On July 16, 2001, the Company purchased certain assets of Global Chemical Resources, located in Dalton Georgia. Dalton manufactures and resells chemical specialties and heavy chemicals and blends and resells dyestuffs to the carpet and rug industries, selected textile mills and the wire drawing industry. Total cost of the acquisition was $2,818,000. The Company funded the acquisition with available cash. The acquisition was accounted for by the purchase method of accounting with the purchase price allocated to the underlying assets based on their respective fair values at the date of acquisition. Since the purchase price was approximately equal to the fair value of the net assets acquired, no goodwill was recorded. The Company's consolidated financial statements include the results of Dalton from the date of acquisition. The acquisition did not have a material impact on 2001 operations; therefore, no pro forma data has been presented.

Note R Industry Segments

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

The Colors Group manufactures dyes, pigments and auxiliaries primarily for the textile and carpet industries. The Specialty Chemicals Group manufacturers a wide variety of specialty chemicals for the textile, carpet, chemical, paper, metals, petroleum and pharmaceutical industries. The Metals Segment manufactures welded stainless steel pipe and highly specialized products, most of which are custom-produced to individual orders, required for corrosive and high-purity processes used principally by the chemical, petrochemical and pulp and paper industries. Products include piping systems, fittings, tanks, pressure vessels and a variety of other components.

Operating profit is total revenue less operating expenses, excluding interest expense and income taxes. Identifiable assets (all of which are in the United States) are those assets used in operations by each segment. Centralized data processing and accounting expenses are allocated to the Metals Segment and Chemicals Segment based upon estimates of their percentage of usage. Corporate assets consist principally of cash, certain investments, and property and equipment. No single customer or agency (domestic or foreign) accounted for more than ten percent of revenues in 2001, 2000 and1999.

The Company has a distributorship agreement with a company that supplies about 89, 92 and 91 percent of the products that produced about 28, 27 and 18 percent of the Colors Group's sales in 2001, 2000 and 1999, respectively. The supplier has been the principal source of these products since 1985. Although the Company believes that this supplier will continue to be a source of these products in the future, there is no assurance of this. Loss of this supplier would have a materially adverse short-term effect on the Company's sales and net income. However, management believes that if the agreement with this supplier is not continued in the future, other suppliers could be found to replace most of the products.

Segment information:

(Amounts in thousands)	2001	2000	1999
Net sales Colors Group Specialty Chemicals Group	$ 23,135 20,626	$ 25,960 21,221	$ 28,411 22,418
Chemicals Metals	43,761 47,343	47,181 66,771	50,829 66,055
Total net sales	$ 91,104	$ 113,952	$ 116,884
Operating (loss) income Colors Group Specialty Chemicals Group	(812) (743)	$ (3,058) (4,745)	$ 318 408
Chemicals Metals	(1,555) 2,444	(7,803) 8,420	726 5,418
	889	617	6,144
Less unallocated corporate expense	877	1,160	905
Operating income (loss)	12	(543)	5,239
Other expense, net	503	1,128	660
Income (loss) before taxes	$ (491)	$ (1,671)	$ 4,579
Identifiable assets Colors Group Specialty Chemicals Group	$ 20,406 16,728	$ 20,505 12,743	$ 21,152 14,988
Chemicals Metals Corporate	37,134 27,124 5,501	33,248 34,670 5,150	36,140 37,295 4,618
	$ 69,759	$ 73,068	$ 78,053
Depreciation and amortization Colors Group Specialty Chemicals Group	$ 791 824	$ 675 1,784	$ 703 1,409
Chemicals Metals Corporate	1,615 1,395 368	2,459 1,403 207	2,112 1,469 151
	$ 3,378	$ 4,069	$ 3,732
Capital expenditures Colors Group Specialty Chemicals Group	$ 157 4,089	$ 1,000 1,477	$ 1,114 1,619
Chemicals Metals Corporate	4,246 1,171 1,019	2,477 870 36	2,733 914 567
	$ 6,436	$ 3,383	$ 4,214
Geographic sales United States Elsewhere	$ 87,298 3,806	$ 111,029 2,923	$ 113,443 3,441
	$ 91,104	$ 113,952	$ 116,884

Note S Quarterly Results (unaudited)

The following is a summary of quarterly operations for 2001, 2000 and 1999:

(Thousands, except per share data)	Net Sales	Gross Profit	Net Income (loss)	Net Income (loss) Per Common Share
2001 First Quarter Second Quarter Third Quarter Fourth Quarter	$ 25,103 22,605 22,997 20,399	$ 3,600 2,632 2,617 1,735	$ 486 (54) (293) (457)	$.08 (.01 ) (.05 ) (.08 )
2000 First Quarter Second Quarter Third Quarter Fourth Quarter	$ 32,271 31,891 24,964 24,826	$ 5,198 4,935 2,230 41	$ 1,074 1,197 (328) (3,026)	$.17 ..19 (.05 ) (.50 )
1999 First Quarter Second Quarter Third Quarter Fourth Quarter	$ 27,645 28,292 31,024 29,923	$ 3,371 3,331 4,600 5,272	$ 337 326 831 1,454	$.05 ..05 ..13 ..23

The Company recorded special charges of $5,829,000 ($5,253,000 in the fourth quarter) in 2000 which reduced net income by $3,778,000 or $.62 per share ($3,405,000 or $.56 per share in the fourth quarter). See Notes B and I for further discussion

Note T Subsequent Event

On March 6, 2002, the Company was notified by its bank, Wachovia Bank, N.A., that it would only renew the $9 million bank line of credit, which expires on May 1, 2002, through its subsidiary Congress Financial assuming an agreement could be negotiated with Congress. The Company also has a $10 million line of credit with Wachovia, and although it expires May 31, 2003, the Company expects the line to be renewed as part of any refinancing agreement. The Company is in the process of negotiating replacement financing for both loans and, based on discussions with potential replacement lenders, expects to have replacement financing available by May 1, 2002. However, due to the timing of the notification, the Company has not had sufficient time to obtain a written commitment for such financing. The Company anticipates that such financing will be at higher rates of interest than those charged on the existing loans. Other terms of the expected replacement credit facilities will be negotiated with the lender or lenders, and some of such terms may be less favorable to the Company than those in the existing loans.

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

Report of Independent Auditors

Shareholders and Board of Directors
Synalloy Corporation

We have audited the accompanying consolidated balance sheets of Synalloy Corporation and subsidiaries as of December 29, 2001, December 30, 2000 and January 1, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 29, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synalloy Corporation and subsidiaries at December 29, 2001, December 30, 2000 and January 1, 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements and schedule taken as a whole, presents fairly in all material respects the information set forth therein.

Greenville, South Carolina
February 15, 2002
except for Note T, as to which the date is March 6, 2002

Item 9 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

PART III

Item 10 Directors and Executive Officers of the Registrant

Incorporated by reference to the information set forth under the captions "Election of Directors", "Executive Officers" and Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement to be used in connection with its Annual Meeting of Shareholder to be held April 25, 2002 (the "Proxy Statement").

Item 11 Executive Compensation

Incorporated by reference to the information set forth under the caption "Remuneration of Directors and Officers" in the Proxy Statement.

Item 12 Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

Item 13 Certain Relationships and Related Transactions

None

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K

a. The following documents are filed as a part of this report:

1. Financial Statements: The following consolidated financial statements of Synalloy Corporation are included in Item 8:

Consolidated Statements of Operations for the years ended December 29, 2001, December 30, 2000 and January 1, 2000

Consolidated Balance Sheets at December 29, 2001, December 30, 2000 and January 1, 2000

Consolidated Statements of Shareholders' Equity for the years ended December 29, 2001, December 30, 2000 and January 1, 2000

Consolidated Statements of Cash Flows for the years ended December 29, 2001, December 30, 2000 and January 1, 2000

Notes to Consolidated Financial Statements

2. Financial Statements Schedules: The following consolidated financial statements schedule of Synalloy Corporation is included in Item 14(d).

    Schedule II - Valuation and Qualifying Accounts for the years ended December 29, 2001, December 30, 2000 and January 1, 2000

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3. Listing of Exhibits:

    "See Exhibit Index"

  Reports on Form 8-K: There were no reports on Form 8-K filed during the fourth quarter of the 2001 fiscal year.
  Exhibits: The response to this portion of Item 14 is submitted in a separate section of this report.
  Financial Statements Schedules: The response to this portion of Item 14 is submitted as a separate section of this report.

Schedule II Valuation and Qualifying Accounts

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Deductions Describe (1)	Balance at End of Period
Year ended December 29, 2001 Deducted from asset account: Allowance for doubtful accounts	$ 1,056,000	$ 295,000	$ 223,000	$ 1,128,000
Year ended December 30, 2000 Deducted from asset account: Allowance for doubtful accounts	$ 1,075,000	$ 391,000	$ 410,000	$ 1,056,000
Year ended January 1, 2000 Deducted from asset account: Allowance for doubtful accounts	$ 362,000	$ 820,000	$ 107,000	$ 1,075,000

(1) Allowances, uncollected accounts and credit balances written off against reserve, net of recoveries.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By /s/ Ralph Matera                                   March 25, 2002
Ralph Matera                                                     Date
Chief Executive Officer

By /s/ Gregory M. Bowie                           March 25, 2002
Gregory M. Bowie                                             Date
Chief Financial Officer

SYNALLOY CORPORATION
Registrant

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ James G. Lane, Jr.                              March 25, 2002
James G. Lane, Jr.                                                Date
Chairman of the Board

By /s/ Glenn R. Oxner                                  March 25, 2002
Glenn R. Oxner                                                     Date
Director

By /s/ Sibyl N. Fishburn                              March 25, 2002
Sibyl N. Fishburn                                                 Date
Director

By /s/ Carroll D. Vinson                              March 25, 2002
Carroll D. Vinson                                                 Date
Director

By /s/ Murray H. Wright                            March 25, 2002
Murray H. Wright                                               Date
Director

Exhibit No. from Item 601 of Regulation S-B	Description
3.1	Restated Certificate of Incorporation of Registrant, as amended, incorporated by reference to Registrant's Form 10-Q for the period ended March 31, 2001 (the "first quarter 2001 Form 10-Q")
3.2	Bylaws of Registrant, as amended, incorporated by reference to the first quarter 2001 Form 10-Q
4.1	Form of Common Stock Certificate, incorporated by reference to the first quarter 2001 Form 10-Q
4.2

Rights Agreement, dated as of February 4, 1999, as amended May 22, 2000, between registrant and American Stock Transfer and Trust Company (incorporated by reference to exhibits to Registrant's Form 8-K filed May 22, 2000 and Form 8-A filed March 29, 1999, incorporated by reference to the first quarter 2001 Form 10-Q

10.1	Synalloy Corporation 1988 Long-Term Incentive Stock Plan, incorporated by reference to the first quarter 2001 Form 10-Q
10.2	Synalloy Corporation Restated 1994 Non-Employee Directors' Stock Option Plan, incorporated by reference to the first quarter 2001 Form 10-Q
10.3	Synalloy Corporation 1998 Long-Term Incentive Stock Plan, incorporated by reference to the first quarter 2001 Form 10-Q
10.4	Restated Employment Agreement, dated January 1, 2001, between Registrant and James G. Lane, Jr., incorporated by reference to the first quarter 2001 Form 10-Q
10.5	Employment Agreement, dated November 25, 1996, between Registrant and Ronald H. Braam, incorporated by reference to the first quarter 2001 Form 10-Q
10.6	Restated Salary Continuation Agreement, dated January 1, 2001, between Registrant and Ronald H. Braam, incorporated by reference to the first quarter 2001 Form 10-Q
10.7	Restated Deferred Compensation Agreement, dated December 14, 1995, between Registrant and James G. Lane, Jr., incorporated by reference to the first quarter 2001 Form 10-Q
10.8	Registrant's Subsidiary and Divisional Management Incentive Plan, incorporated by reference to the first quarter 2001 Form 10-Q
10.9	Employment Agreement, dated July 25, 2001, between Registrant and Ralph Matera, incorporated by reference to Registrant's Form 10-Q for the period ended June 30, 2001
10.10	Credit Agreement, dated as of December 31, 2001, between Registrant and Wachovia Bank, N. A., and related documents
21	Subsidiaries of the Registrant