Form 10-Q
period 2002-03-30
SYNALLOY CORP
filed 2002-05-10
CIK 95953

FORM 10-Q

Securities and Exchange Commission
Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Period Ended March 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

Title of Class	Number of shares Outstanding as of March 30, 2002
Common Stock, $1.00 Par Value	5,964,304

Synalloy Corporation

Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Condensed consolidated balance sheets - March 30, 2002 and December 29, 2001
Condensed consolidated statements of income - Three months ended March 30, 2002 and March 31, 2001
Condensed consolidated statements of cash flows - Three months ended March 30, 2002 and March 31, 2001
Notes to condensed consolidated financial statements - March 30, 2002
Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Changes in Securities
Item 3.	Defaults upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

PART 1. FINANCIAL STATEMENTS
Synalloy Corporation
Condensed Consolidated Balance Sheets	Mar 30, 2002	Dec 29, 2001
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$232,232	$4,989
Accounts receivable, less allowance
for doubtful accounts	11,810,230	11,337,899
Inventories
Raw materials	8,117,599	7,101,443
Work-in-process	3,204,570	3,556,472
Finished goods	12,612,362	14,682,330
Total inventories	23,934,531	25,340,245

Deferred income taxes	325,000	325,000
Prepaid expenses and other current assets	1,323,830	1,068,099
Total current assets	37,625,823	38,076,232

Cash value of life insurance	2,310,521	2,344,139
Investment	611,117	885,194
Property, plant & equipment, net of accumulated
depreciation of $37,451,000 and $36,622,000	25,220,906	25,500,074
Deferred charges and other assets	2,972,790	2,953,348

Total assets	$68,741,157	$69,758,987

Liabilities and Shareholders' Equity
Current liabilities
Notes payable	$7,070,000	$7,186,000
Accounts payable	6,585,278	6,425,074
Accrued expenses	2,216,750	1,900,479
Current portion of environmental reserves	1,423,771	1,423,959
Total current liabilities	17,295,799	16,935,512

Long-term debt, less current portion	10,000,000	10,000,000
Environmental reserves	1,248,383	1,361,005
Deferred compensation	806,403	1,074,644
Deferred income taxes	1,413,000	1,439,000
Contingencies

Shareholders' equity
Common stock, par value $1 per share - authorized
12,000,000 shares; issued 8,000,000 shares	8,000,000	8,000,000
Capital in excess of par value	9,491	9,491
Retained earnings	46,872,442	47,795,305
Accumulated other comprehensive income	183,000	231,391
Less cost of Common Stock in treasury	(17,087,361)	(17,087,361)
Total shareholders' equity	37,977,572	38,948,826

Total liabilities and shareholders' equity	$68,741,157	$69,758,987
Note: The balance sheet at December 29, 2001 has been derived from the audited financial statements at that date.
See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Operations

(Unaudited)	Three Months Ended
	Mar 30, 2002	Mar 31, 2001

Net sales	$20,422,691	$25,102,763

Cost of sales	18,837,266	21,502,738

Gross profit	1,585,425	3,600,025

Selling, general and administrative expense	2,855,447	2,563,998

Operating loss	(1,270,022)	(254,097)

Other (income) and expense
Gain on sale of investment	(89,016)	-
Interest expense	219,096	281,277
Other, net	23,763	3,575

(Loss) income before taxes	(1,423,865)	751,175

Provision for income taxes	(501,000)	265,000

Net (loss) income	$(922,865)	$486,175

Net (loss) income per common share
Basic	($.15)	$.08

Diluted	($.15)	$.08

Dividends paid per
common share	$.00	$.05

Average shares outstanding
Basic	5,964,304	5,964,368

Diluted	5,964,304	5,964,368

See accompanying notes to condensed consolidated financial statements

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows

(Unaudited)	Three Months Ended
	Mar 30, 2002	Mar 31, 2001
Operating activities
Net (loss) income	$(922,865)	$486,175
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation expense	844,231	754,210
Amortization of deferred charges	35,642	84,109
Deferred compensation	(268,241)	(295,817)
Deferred income taxes	(26,000)	-
Provision for losses on accounts receivable	1,396	72,918
Loss (gain) on sale of property, plant and equipment	36,839	(17,900)
Cash value of life insurance	33,618	(17,485)
Environmental reserves	(112,810)	(88,297)
Changes in operating assets and liabilities:
Accounts receivable	(473,727)	(91,920)
Inventories	1,405,714	3,541,086
Other assets	(495,387)	90,017
Accounts payable and accrued expenses	996,475	(209,018)
Income taxes payable	(520,000)	1,351,200

Net cash provided by operating activities	534,885	5,659,278

Investing activities
Purchases of property, plant and equipment	(611,902)	(747,431)
Proceeds from sale of property, plant and equipment	10,000	17,900
Proceeds from sale of investment	285,260	-
Proceeds received from note receivables	125,000	-

Net cash used in investing activities	(191,642)	(729,531)

Financing activities
Proceeds from revolving lines of credit	6,879,000	5,951,000
Payments on revolving lines of credit	(6,995,000)	(10,573,000)
Dividends paid	-	(298,218)

Net cash used in financing activities	(116,000)	(4,920,218)

Increase in cash and cash equivalents	227,243	9,529

Cash and cash equivalents at beginning of year	4,989	467

Cash and cash equivalents at end of period	$232,232	$9,996

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

March 30, 2002

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 28, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended December 29, 2001.

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

NOTE 4--COMPREHENSIVE INCOME

Comprehensive (loss) and income was approximately ($923,000) and $496,000 for the three months ended March 30, 2002 and March 31, 2001, respectively. Comprehensive income consists of net income plus unrealized gains on the Company's equity investments of $0 and $9,000, net of deferred income taxes of $0 and $5,000 for the three months ended March 30, 2002 and March 31, 2001, respectively, and is recorded in Shareholders' Equity.

NOTE 5--SEGMENT INFORMATION

(Dollar amounts are in thousands.)

	THREE MONTHS ENDED
(Dollar amount in thousands)	Mar 30, 2002	Mar 31, 2001
Net sales
Colors Group	$4,664	$6,028
Specialty Chemicals Group	5,508	5,592
Chemicals Segment	10,172	11,620
Metals Segment	10,251	13,483
	$20,423	$25,103
Operating (loss) income
Colors Group	(528)	(62)
Specialty Chemicals Group	(123)	248
Chemicals Segment	(651)	186
Metals Segment	(333)	1,100
	(984)	1,286
Unallocated expenses
Corporate	197	250
Interest, net	243	285
(Loss) income before income taxes	$(1,424)	$751

Synalloy Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

March 30, 2002

NOTE 6--STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS ISSUED IN 2001

In June 2001, the FASB issued Statements of Financial Accounting Standards SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. We are initially applying Statement 142 on January 1, 2002. The goodwill was acquired prior to July 1, 2001 and prior to the adoption of Statement 142, was amortized using the straight-line method over 40 years. We expect to perform the first of the required impairment tests of goodwill in the second quarter of 2002, and do not believe the impact of adopting SFAS 141 and 142 will have a material effect on our Consolidated Financial Statements. The amortization expense and adjusted net income of the Company for the first quarter of initial application and the same quarter last year are as follows (we recognized no extraordinary items in those periods):

	Mar 30, 2002	Mar 31, 2001
Reported net (loss) income	$ (922,865)	$ 486,175
Goodwill amortization	-	42,528
Tax effect	-	(15,000)
Adjusted net (loss) income	$ (922,865)	$ 513,703
Basic and diluted (loss) earnings per share
Reported net (loss) income	$(.15)	$.08
Goodwill amortization, net of tax	-	.01
Adjusted net (loss) income	$(.15)	$.09

NOTE 7--LONG-TERM DEBT

On March 6, 2002, the Company was notified by its bank that it would not renew the $9 million bank line of credit, which was to expire on May 1, 2002, but was amended to expire on June 15, 2002. The Company also has a $10 million line of credit with the same bank, and although it expires May 31, 2003, the Company expects the line to be renewed as part of a new refinancing agreement with another lender. The Company is in the process of obtaining replacement financing for both loans and has a preliminary agreement with a replacement lender. The Company expects to have the agreement in place by May 31, 2002. The Company anticipates that such financing will be at slightly higher effective rates of interest with those charged on the existing loans.

Synalloy Corporation

Management's Discussion and Analysis Of Financial Condition

And Results Of Operations

The following is management's discussion of certain significant factors that affected the Company during the quarter ended March 30, 2002.

Consolidated sales for the quarter were down, decreasing 19 percent compared to the same period one year ago. The Company realized a consolidated net loss of $923,000 for the quarter, or $.15 per share compared to net income of $486,000 or $.08 per share reported the same period one year ago.

Sales in the Colors Group were down 23 percent from a year earlier resulting in an operating loss of $528,000 compared to a $62,000 loss reported in 2001's first quarter. The poor unit volume and prices experienced in the last two months of 2001 continued through the first quarter for dyes, causing the loss. Although sales were slightly below last year's fourth quarter total of $4,689,000, the operating loss improved from the prior quarter's loss of $695,000. Pigment colors accounted for the sequential improvement realizing a small profit for the quarter. Although the level of dye sales is expected to increase over the balance of the year due to obtaining several successful bids, it will be difficult for the Group to return to profitability by the end of the year. Management is currently evaluating options to minimize future losses and better utilize the capital employed by this Group.

The Specialty Chemicals Group had a 2 percent decline in sales, but incurred an operating loss of $123,000 compared to $248,000 of operating income for the same quarter last year. However, the loss came in the first month as the Group was profitable for the last two months of the quarter. Sales increased 15 percent from last year's fourth quarter total of $4,808,000 and the operating loss was a substantial improvement over the prior quarter's loss of $553,000. The improvement came from a combination of slightly improved business conditions and increased production at the Spartanburg plant from the timing of certain toll projects. We believe this Group should continue to show improvement consistent with the general economy, but there can be no assurance that this will occur.

Dollar sales in the Metals Segment declined 24 percent from a year earlier as a result of 34 percent lower average selling prices partially offset by 15 percent higher unit volumes. Although end-use demand has appeared to improve slightly, pricing has continued to deteriorate as commodity prices have fallen to the record low levels of 1999. Commodity stainless pipe sales prices were down 18 percent from a year earlier, and 5 percent from the fourth quarter of 2001. The lower average selling prices also resulted from a less favorable product mix with higher-priced piping systems contributing a much smaller percentage of sales than in the first quarter of 2001.

The operating loss of $333,000 incurred by the Metals Segment was significantly below last year's first quarter operating income of $1,100,000. The decline came from the lower selling prices coupled with very poor piping system sales as piping systems more than accounted for the operating loss. Market conditions continue to be very competitive as stainless pipe prices have continued to decline over the past six quarters. In recent weeks however, we have seen increases in demand and selling prices. We are hopeful that this trend will continue over the balance of the year, which should generate an improvement in profitability, but there can be no assurance that this will occur.

Synalloy Corporation

Management's Discussion And Analysis Of Financial Condition

And Results Of Operations - Continued

Prospects for the piping systems are very poor as very few quoting opportunities are available. The weakened economy has curtailed power generation construction, which appeared to be the most promising industrial construction activity only a few months ago, restricting our ability to penetrate that market. We are attempting to pursue new markets to increase piping system sales and although it will take time to materialize, based on prior business cycles, management believes we can increase our backlog to a profitable level.

Consolidated selling and administrative expense for the quarter increased $291,000, or 11 percent, compared to the first quarter of last year. Increased selling expenses from the acquisition of the Dalton, Georgia business, accounted for the increase.

Cash flows from operations totaled $535,000 during the first three months of 2002 compared to $5,659,000 generated during the same period one year ago. The decline came primarily from a $3,541,000 reduction in inventories during the first quarter of last year. Decreases in income taxes payable of $1,871,000 and the first quarter's net loss before depreciation and amortization of $43,000 compared to net income before depreciation and amortization of $1,324,000 realized last year, also contributed to the decline. The Company expects that available cash and existing lines of credit will be sufficient to meet normal operating requirements, including capital expenditures over the near term (See Footnote 7 on Page 7).

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

Item 5. Other Information

None

Item 6. Exhibits And Reports On Form 8-K

The following exhibits are included herein:

None

The Company did not file any reports on Form 8-K during the three months ended March 30, 2002.

Synalloy Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNALLOY CORPORATION
(Registrant)

Date: May 10, 2002	By:	/s/ Ralph Matera
Ralph Matera.
Chief Executive Officer

Date: May 10, 2002	By:	/s/ Gregory M. Bowie
Gregory M. Bowie
Vice President Finance