Form 10-Q
period 2002-06-29
SYNALLOY CORP
filed 2002-08-09
CIK 95953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2002

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

The number of shares outstanding of the registrant's common stock as of June 29, 2002 was 5,964,304.

Synalloy Corporation

Index

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements (unaudited)

Condensed consolidated balance sheets - June 29, 2002 and December 29, 2001

Condensed consolidated statements of income - Three and six months ended June 29, 2002 and June 30, 2001

Condensed consolidated statements of cash flows - Three and six months ended June 29, 2002 and June 30, 2001

Notes to condensed consolidated financial statements - June 29, 2002

Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

PART 1. FINANCIAL STATEMENTS
Synalloy Corporation
Condensed Consolidated Balance Sheets	Jun 29, 2002	Dec 29, 2001
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$64,025	$4,989
Accounts receivable, less allowance
for doubtful accounts	11,396,938	11,337,899
Inventories
Raw materials	6,822,376	7,101,443
Work-in-process	3,164,718	3,556,472
Finished goods	8,913,402	14,682,330
Total inventories	18,900,496	25,340,245

Deferred income taxes	325,000	325,000
Income tax receivable	2,525,645	86,831
Prepaid expenses and other current assets	1,214,443	981,268
Total current assets	34,426,547	38,076,232

Cash value of life insurance	2,326,771	2,344,139
Investment	386,996	885,194
Property, plant & equipment, net of accumulated
depreciation of $34,281,000 and $36,622,000	22,040,543	25,500,074
Deferred charges and other assets	2,557,648	2,953,348

Total assets	$61,728,505	$69,758,987

Liabilities and Shareholders' Equity
Current liabilities
Notes payable	$4,198,000	$7,186,000
Accounts payable	6,329,211	6,425,074
Accrued expenses	2,391,353	1,900,479
Current portion of environmental reserves	1,423,771	1,423,959
Total current liabilities	14,342,335	16,935,512

Long-term debt, less current portion	10,000,000	10,000,000
Environmental reserves	1,174,200	1,361,005
Deferred compensation	811,031	1,074,644
Deferred income taxes	1,413,000	1,439,000
Contingencies

Shareholders' equity
Common stock, par value $1 per share - authorized
12,000,000 shares; issued 8,000,000 shares	8,000,000	8,000,000
Capital in excess of par value	9,491	9,491
Retained earnings	42,892,809	47,795,305
Accumulated other comprehensive income	183,000	231,391
Less cost of Common Stock in treasury:
2,065,696 shares	(17,087,361)	(17,087,361)
Total shareholders' equity	33,997,939	38,948,826

Total liabilities and shareholders' equity	$61,738,505	$69,758,987
Note: The balance sheet at December 29, 2001 has been derived from the audited financial statements at that date.
See accompanying notes to condensed consolidated financial statements.
- 3 -

Synalloy Corporation
Condensed Consolidated Statements of Operations

(Unaudited)	Three Months Ended		Six Months Ended
	Jun 29, 2002	Jun 30, 2001	Jun 29, 2002	Jun 30, 2001

Net sales	$22,013,073	$22,604,723	$42,435,764	$47,707,486
Cost of sales
Before inventory write down	20,035,901	19,972,805	38,873,167	41,475,543
Inventory write down	2,470,565	-	2,470,565	-
Total cost of sales	22,506,466	19,972,805	41,343,732	41,475,543
Gross profit	(493,393)	2,631,918	1,092,032	6,231,943

Selling, general and
administrative expense	2,804,645	2,482,561	5,660,092	5,046,559
Cost of writing down
property and equipment	2,267,643	-	2,267,643	-

Operating (loss) income	(5,565,681)	149,357	(6,835,703)	1,185,384

Other (income) and expense
Gain on sale of investment	-	-	(89,016)	-
Interest expense	212,237	229,812	431,333	511,089
Other, net	1,238	3,575	25,001	7,150

(Loss) income before income taxes	(5,779,156)	(84,030)	(7,203,021)	667,145

(Benefit) provision for income taxes	(2,035,000)	(30,000)	(2,536,000)	235,000
(Loss) income before cumulative
effect of a change
in accounting principle	(3,744,156)	(54,030)	(4,667,021)	432,145
Cumulative effect of a change
in accounting principle	-	-	(235,473)	-

Net (loss) income	$(3,744,156)	$(54,030)	$(4,902,494)	$432,145

Net (loss) income per common share
Basic and diluted
Before cumulative effect of a
change in accounting principle	($.63)	($.01)	($.78)	$.07
Cumulative effect of a change
in accounting principle	-	-	($.04)	-
	($.63)	($.01)	($.82)	$.07

Dividends paid per
common share	$.00	$.05	$.00	$.10
Average shares outstanding
Basic	5,964,304	5,964,348	5,964,304	5,964,358
Diluted	5,964,304	5,965,594	5,964,304	5,964,759

See accompanying notes to condensed consolidated financial statements
		-4-
Synalloy Corporation
Condensed Consolidated Statements of Cash Flows

(Unaudited)	Six Months Ended
	Jun 29, 2002	Jun 30, 2001
Operating activities
Net income	$(4,902,494)	$432,145
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation expense	1,688,486	1,498,747
Amortization of deferred charges	71,721	168,218
Deferred compensation	(263,613)	(296,445)
Deferred income taxes	(26,000)	-
Provision for losses on accounts receivable	(10,798)	121,680
Provision for write down of inventories	2,470,565	-
Loss (gain) on sale of property, plant and equipment	73,148	(17,900)
Provision for write down of plant and equipment	2,267,643	-
Write-off of goodwill	362,473	-
Cash value of life insurance	17,368	(34,970)
Environmental reserves	(186,993)	(181,362)
Changes in operating assets and liabilities:
Accounts receivable	(48,241)	683,643
Inventories	3,969,184	4,822,639
Other assets	(419,707)	212,744
Accounts payable and accrued expenses	308,180	320,372
Income taxes payable	(2,438,814)	1,057,700
Net cash provided by operating activities	2,932,108	8,787,211

Investing activities
Purchases of property, plant and equipment	(1,068,260)	(2,082,326)
Proceeds from sale of property, plant and equipment	498,514	488,418
Proceeds from sale investments	434,674	-
Increase (decrease) in note receivables	250,000	(249,333)
Net cash used in investing activities	114,928	(1,843,241)

Financing activities
Proceeds from revolving lines of credit	12,392,000	11,758,000
Payments on revolving lines of credit	(15,380,000)	(18,015,000)
Proceeds from exercised stock options	-	(119)
Dividends paid	-	(596,436)
Net cash used in financing activities	(2,988,000)	(6,853,555)

Increase in cash and cash equivalents	59,036	90,415
Cash and cash equivalents at beginning of year	4,989	467

Cash and cash equivalents at end of period	$64,025	$90,882

See accompanying notes to condensed consolidated financial statements.
-5-

Synalloy Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

June 29, 2002

NOTE 1--BASIS OF PRESENTATION

BASIS OF PRESENTATION: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 29, 2002, are not necessarily indicative of the results that may be expected for the year ending December 28, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended December 29, 2001.

CHANGE IN ACCOUNTNG PRINCIPLE: In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets ("Statements") effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company has applied the new standards on accounting for goodwill and other intangible assets during the first six months of 2002, which resulted in a one-time charge of $235,000, or $.04 per share, representing the cumulative effect of a change in accounting principle, recorded as a restatement in the first quarter and included in the year-to-date numbers. If the application of the non-amortization provisions of the Statements had been adopted as of the first quarter of 2001, net income and earnings per share would have increased by $28,000, or less than $.01 per share, and $55,000, or $.01 per share, for the three and six months ended June 30, 2001, respectively.

NOTE 2--INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. An inventory charge of $2,471,000 was recorded, $1,800,000 for the Colors Group and $671,000 for the Metals Segment. The Company has historically sold off excess inventory slowly to avoid distressed pricing that would be required to dispose of the excess inventory more quickly. With the price erosion that has occurred over the first six months of the year and weak business conditions that currently exist, excess inventories have not been reduced as much as planned. Therefore, excess inventories have been written down to reflect management's estimate of the values that can be realized under a plan to dispose of excess inventories as quickly as feasible.

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

NOTE 4--COMPREHENSIVE INCOME

Comprehensive (loss) and income was ($3,744,000) and ($4,950,000) for the three and six months ended June 29, 2002, respectively, and ($45,000) and $449,000 for the three and six months ended June 30, 2001, respectively. Comprehensive income consists of net income less unrealized gains and (losses) on the Company's foreign equity investment, of $0 and ($48,000), net of deferred taxes of $0 and tax benefit of $26,000, for the three and six months ended June 29, 2002, respectively, and $9,000 and $17,000, net of deferred income taxes of $6,000 and $11,000 for the three and six months ended June 30, 2001, respectively, and is recorded in Shareholders' Equity.

Synalloy Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

June 29, 2002

NOTE 5--LONG-TERM DEBT

On July 26, 2002, the Company entered into a new Credit Agreement with a new bank to provide a $19,000,000 line of credit expiring on July 25, 2004, and refinanced the Company's notes payable and long term debt replacing the existing bank indebtedness. The Company anticipates reducing the amount owed under the line of credit to approximately $10,000,000 over the next twelve months and has therefore classified $10,000,000 as long term debt. Current interest rates are prime plus .25 percent or LIBOR plus 2.75 percent, and can vary based on EBITDA performance from prime to prime plus .75 percent and LIBOR plus 2.50 percent to LIBOR plus 3.25 percent. Borrowings under the Agreement are limited to a borrowing base calculation including eligible accounts receivable, inventories, and cash surrender value of the Company's life insurance as defined in the Agreement. As of July 27, 2002, the amount available for borrowing was $14,971,000 of which $13,590,000 was borrowed leaving $1,381,000 of availability. Covenants include, among others, maintaining certain EBITDA and tangible net worth amounts, and restrictions on the payment of dividends.

NOTE 6--ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

In August 2001, the FASB issued Statements of Financial Accounting Standards No. 144, Accounting for the Impairment or disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. The Company completed an impairment assessment on the plant and equipment located at Spartanburg, S.C. This resulted in the recording of a $2,267,000 impairment loss on the plant and equipment, $1,786,000 related to the Colors Group and $481,000 to the Specialty Chemicals Group. The impairment loss was calculated based on the excess of the carrying amount of the long-lived assets over their fair value. Management utilized its best estimate to determine fair values including market conditions, experience in acquiring and disposing of similar plant and equipment, and estimates of future cash flows, to test for recoverability of the long-lived assets. After completing an analysis of the business at the site and exploring other options that were available, it became apparent that the facility could not adequately recover the fixed costs related to the facility under current business conditions. Accordingly, a write-down of the plant and equipment was recorded.

Synalloy Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

June 29, 2002

NOTE 7--SEGMENT INFORMATION
	Three Months Ended		Six Months Ended
(Dollar amounts in thousands)	Jun 29, 2002	Jun 30, 2001	Jun 29, 2002	Jun 30, 2001
Net sales
Colors Group	$5,544	$6,458	$10,208	$12,485
Specialty Chemicals Group	5,992	5,211	11,500	10,802
Chemicals Segment	11,536	11,669	21,708	23,287
Metals Segment	10,477	10,936	20,728	24,420
	$22,013	$22,605	$42,436	$47,707
Operating (loss) income
Colors Group	(3,919)	9	(4,470)	(53)
Specialty Chemicals Group	(249)	57	(372)	305
Chemicals Segment	(4,168)	66	(4,842)	252
Metals Segment	(1,201)	340	(1,533)	1,439
	(5,369)	406	(6,375)	1,691
Unallocated expenses
Corporate	197	257	395	506
Interest and debt expense,
net of interest income	213	233	433	518
(Loss) income
before income taxes	$(5,779)	$(84)	$(7,203)	$667

	Jun 29, 2002	Dec 29, 2001
Identifiable assets
Colors Group	$15,527	$20,406
Specialty Chemicals Group	16,032	16,728
Chemicals	31,559	37,134
Metals	23,445	27,124
Corporate	6,735	5,501
	$61,739	$69,759

Synalloy Corporation

Management's Discussion and Analysis of Financial Condition

And Results of Operations

The following is management's discussion of certain significant factors that affected the Company during the quarter ended June 29, 2002.

Consolidated sales for the quarter and year to date were down, decreasing three and eleven percent, respectively, compared to the same periods one year ago. The Company experienced a $3,744,000 consolidated net loss for the quarter, or $.63 per share, and $4,902,000, or $.82 per share, year to date, compared to a $54,000 net loss, or $.01 per share, and net income of $432,000, or $.07, reported the same periods one year ago. Excluding charges discussed below, the net losses for the second quarter and year to date of 2002 were $612,000, or $.10 per share, and $1,534,000, or $.26 per share, respectively.

In accordance with the requirements of FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and FAS 142, "Goodwill and Other Intangible Assets," impairment assessments were performed on the plant and equipment located at Spartanburg, S.C. and goodwill. This resulted in the recording of a $2,267,000 impairment loss on the plant and equipment, $1,786,000 related to the Colors Group and $481,000 to the Specialty Chemicals Group. The assessments also resulted in the write-off of $362,000 of goodwill, $201,000 in the Metals Segment and $161,000 in the Colors Group, which has been recorded as a restatement in the first quarter reflecting the cumulative effect of a change in accounting principle, and is included in the year-to-date numbers in accordance with FAS 142. An inventory charge of $2,471,000 was also recorded, $1,800,000 for the Colors Group and $671,000 for the Metals Segment. The Company has historically sold off excess inventory slowly to avoid distressed pricing that would be required to dispose of the excess inventory more quickly. With the price erosion that has occurred over the first six months of the year and weak business conditions that currently exist, excess inventories have not been reduced as much as planned. Therefore, excess inventories have been written down to reflect management's estimate of the values that can be realized under a plan to dispose of excess inventories as quickly as feasible. Finally, a $97,000 environmental charge was accrued in the Colors Group to provide for a proposed settlement of a claim related to shipment of waste to an outside waste disposal site during the 1980s.

Sales in the Colors Group declined 14 percent and 18 percent for the quarter and year to date, respectively, from the same periods last year because of reduced unit volume demand and lower sales prices for dyes. Although the Group incurred an operating loss for the quarter, most of the loss came from the sale of excess dye inventories at distressed prices. Pigment colors continued to generate a small operating profit for the quarter consistent with the first quarter, and the operating loss before write-downs for dyes was about one-third of the loss incurred in the first quarter of this year. Primarily as a result of reducing excess inventories, the group generated $887,000 of operating cash flows in the quarter.

The devastating effect of cheap imports on the domestic textile industry led to a huge decrease in demand for textile dyes over the past several years. Primarily because of this, our Spartanburg plant is now substantially underutilized. After completing an analysis of the business at the site and exploring other options that were available, it became apparent that the facility could not adequately recover the fixed costs related to the facility under current business conditions. Accordingly, a write-down of the plant and equipment was recorded. Management believes that this write-down, coupled with the inventory write-down discussed above, better reflects the invested capital structure required for the two businesses at this facility, giving them a better opportunity to earn an acceptable return on invested capital. However, there can be no assurance that this will occur, and due to the volatile conditions existing in the textile industry, it is possible that further adjustments may be considered necessary in future quarters.

Synalloy Corporation

Management's Discussion and Analysis of Financial Condition

And Results Of Operations - Continued

Specialty Chemicals Group sales were up 15 percent for the second quarter and six percent for the first six months. Operating income before write-downs decreased in the first half but showed a four-fold increase in the quarter compared to the modest operating profit a year earlier. Management is hopeful that improving business conditions that were evident in the second quarter will continue in future quarters.

Dollar sales in the Metals Segment declined four percent for the quarter and 15 percent for the year from the same periods a year earlier as a result of 22 and 29 percent lower average selling prices partially offset by 23 and 19 percent higher unit volumes for the quarter and year to date, respectively. Market conditions experienced in the first quarter of 2002 continued through the second quarter as commodity prices remained weak and sales of higher-priced piping systems stayed at a very low level. The decline in prices resulting from extremely competitive market conditions, together with a change in product mix to a lower percentage of higher margin large diameter pipe and piping systems, led to the operating loss before write-offs.

Most of the inventory write-down is the result of excess inventories of fittings, flanges and special alloy pipe related to the piping systems business. The unexpectedly low level of new orders has impacted this product group to the extent that use of some of this inventory is uncertain. Management has estimated the value that may be realized from the sale or return of the excess inventory and written the inventory down accordingly.

Although market conditions continue to be very competitive, a general price increase was implemented for commodity pipe in June that appears to be holding. In addition, piping systems backlog increased 69 percent from the extremely low levels at the end of the first quarter and bidding activity appears to be increasing slightly. If these favorable trends continue, they provide the opportunity to return to and increase profitability over the second half of 2002, although there is no assurance that this will occur.

Selling and administrative expense for the quarter increased $322,000, or 13 percent, and $614,000, or twelve percent year to date, compared to the same periods last year. Increased selling expenses from the acquisition of the Dalton, Georgia business in the third quarter of last year by the Specialty Chemicals Group, and the $97,000 waste disposal claim detailed above, accounted for the increase.

Cash flows from operations totaled $2,932,000 during the first six months of 2002 compared to $8,787,000 generated during the same period one year ago. The decline came primarily from the net operating loss and decreases in cash provided from changes in inventory and accounts receivable of $853,000 and $732,000, respectively, from the same period last year. The Company expects that available cash and existing lines of credit will be sufficient to meet normal operating requirements, including capital expenditures over the near term.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters To A Vote Of Security Holders

None

Item 5. Other Information

  The Annual Meeting of Shareholders was held April 25, 2002 at the Company's Bristol Metals facilities in Bristol, Tennessee.
  The following individuals were elected as directors at the Annual Meeting:
Name	Votes For	Votes Withheld
James G. Lane, Jr.	4,809,987	594,596
Ralph Matera	4,811,868	592,715
Sibyl N. Fishburn	4,810,405	594,178
Glenn R. Oxner	4,811,405	593,178
Carroll D. Vinson	4,811,405	593,178
Murray H. Wright	4,811,105	593,478

C. Stockholders voted to amend the 1998 Stock Option Plan to increase the number of shares reserved for issuance under the plan by a vote of 3,564,863 for, 1,336,916 against and 502,803 abstentions.

D. Ernst & Young, LLP, independent certified accountants, were selected as independent auditors for the fiscal year ending December 28, 2002 by at vote of 5,356,782 for, 34,489 against, and 13,312 abstentions.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
Exhibit No. from Item 601 of Regulation S-B	Description
10.11	Loan and Security Agreement, dated as of July 26, 2002, between Registrant and Foothill Capital Corporation, and related documents

The Company did not file any reports on Form 8-K during the three months ended June 29, 2002.

Synalloy Corporation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNALLOY CORPORATION
(Registrant)

Date: August 9, 2001	By:	s/ Ralph Matera
Ralph Matera
President and Chief Executive Officer

Date: August 9, 2001	By:	/s/ Gregory M. Bowie
Gregory M. Bowie
Vice President Finance

-12

Exhibit Index
Exhibit No. from Item 601 of Regulation S-B	Description
10.11	Loan and Security Agreement, dated as of July 26, 2002, between Registrant and Foothill Capital Corporation, and related documents