Form 10-Q
period 2002-09-28
SYNALLOY CORP
filed 2002-11-08
CIK 95953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 28, 2002

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

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. Yes____ No _x_

The number of shares outstanding of the registrant's common stock as of September 28, 2002 was 5,964,304.

Synalloy Corporation

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed consolidated balance sheets - September 28, 2002 and December 29, 2001

Condensed consolidated statements of operations - Three and nine months ended September 28, 2002 and September 29, 2001

Condensed consolidated statements of cash flows - Nine months ended September 28, 2002 and September 29, 2001

Notes to condensed consolidated financial statements - September 28, 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 4. Control and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

PART 1. FINANCIAL STATEMENTS
Synalloy Corporation
Condensed Consolidated Balance Sheets	Sep 28, 2002	Dec 29, 2001
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$4,785	$4,989
Accounts receivable, less allowance
for doubtful accounts	13,088,874	11,337,899
Inventories
Raw materials	6,487,423	7,101,443
Work-in-process	3,198,478	3,556,472
Finished goods	9,286,211	14,682,330
Total inventories	18,972,112	25,340,245

Deferred income taxes	325,000	325,000
Income taxes receivable	1,556,322	86,831
Prepaid expenses and other current assets	703,926	981,268
Total current assets	34,651,019	38,076,232

Cash value of life insurance	2,302,950	2,344,139
Investment	237,582	885,194
Property, plant & equipment, net of accumulated
depreciation of $35,107,000 and $36,622,000	21,908,955	25,500,074
Deferred charges and other assets	2,773,587	2,953,348

Total assets	$61,874,093	$69,758,987

Liabilities and Shareholders' Equity
Current liabilities
Notes payable	$2,827,006	$7,186,000
Accounts payable	8,270,875	6,425,074
Accrued expenses	2,183,801	1,900,479
Current portion of environmental reserves	1,380,254	1,423,959
Total current liabilities	14,661,936	16,935,512

Long-term debt, less current portion	10,000,000	10,000,000
Environmental reserves	945,020	1,361,005
Deferred compensation	814,092	1,074,644
Deferred income taxes	1,413,000	1,439,000
Contingencies

Shareholders' equity
Common stock, par value $1 per share - authorized
12,000,000 shares; issued 8,000,000 shares	8,000,000	8,000,000
Capital in excess of par value	9,491	9,491
Retained earnings	42,934,915	47,795,305
Accumulated other comprehensive income	183,000	231,391
Less cost of Common Stock in treasury:
2,065,696 shares	(17,087,361)	(17,087,361)
Total shareholders' equity	34,040,045	38,948,826

Total liabilities and shareholders' equity	$61,874,093	$69,758,987
Note: The balance sheet at December 29, 2001 has been derived from the audited financial statements at that date.
See accompanying notes to condensed consolidated financial statements.
-3-
Synalloy Corporation
Condensed Consolidated Statements of Operations

(Unaudited)	Three Months Ended			Nine Months Ended
	Sep 28, 2002	Sep 29, 2001		Sep 28, 2002	Sep 29, 2001

Net sales	$21,957,953		$22,997,272	$64,393,722	$70,704,758
Cost of sales
Before inventory write down	19,276,350		20,379,983	58,149,517	61,855,526
Inventory write down	-		-	2,470,565	-
Total cost of sales	19,276,350		20,379,983	60,620,082	61,855,526
Gross profit	2,681,603		2,617,289	3,773,640	8,849,232

Selling, general and
administrative expense	2,435,023		2,859,959	8,095,115	7,906,518
Cost of writing down
property and equipment	-		-	2,267,643	-

Operating income (loss)	246,580		(242,670)	(6,589,118)	942,714

Other (income) and expense
Gain on sale of investment	-		-	(89,016)	-
Interest expense	181,985		205,894	613,318	716,983
Other, net	491		3,563	25,497	10,713

Income (loss) before taxes	64,104		(452,127)	(7,138,917)	215,018

Provision (benefit) for income taxes	22,000		(159,000)	(2,514,000)	76,000
Income (loss) before cumulative effect of a change in accounting principle

	42,104		(293,127)	(4,624,917)	139,018
Cumulative effect of a change
in accounting principle	-		-	(235,473)	-

Net income (loss)	$42,104		$(293,127)	$(4,860,390)	$139,018

Net income (loss) per common share
Basic and diluted
Before cumulative effect of a
change in accounting principle	$.01		($.05)	($.78)	$.02
Cumulative effect of a change in accounting principle	-		-	($.04)	-
	$.01		($.05)	($.82)	$.02

Dividends paid per
common share	$.00		$.05	$.00	$.10
Average shares outstanding
Basic	5,964,304		5,964,325	5,964,304	5,964,347
Diluted	5,964,304		5,965,156	5,964,304	5,964,936

See accompanying notes to condensed consolidated financial statements
		-4-
Synalloy Corporation
Condensed Consolidated Statements of Cash Flows

(Unaudited)	Nine Months Ended
	Sep 28, 2002	Sep 29, 2001
Operating activities
Net (loss) income	$(4,860,390)	$139,019
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation expense	2,477,264	2,258,458
Amortization of deferred charges	118,374	252,326
Deferred compensation	(260,552)	(289,474)
Deferred income taxes	(26,000)	-
Provision for losses on accounts receivable	138,865	229,581
Provision for write down of inventories	2,470,565	-
Loss (gain) on sale of property, plant and equipment	13,276	(23,400)
Provision for write down of plant and equipment	2,267,643	-
Write-off of goodwill	362,473	-
Cash value of life insurance	41,189	(52,455)
Environmental reserves	(459,690)	(326,565)
Changes in operating assets and liabilities:
Accounts receivable	(1,889,840)	(745,456)
Inventories	3,897,568	2,830,047
Other assets	(264,609)	269,341
Accounts payable and accrued expenses	2,042,292	(42,216)
Income taxes payable	(1,469,491)	897,914
Net cash provided by operating activities	4,598,937	5,397,120

Investing activities
Purchases of property, plant and equipment	(1,767,437)	(4,722,259)
Proceeds from sale of property, plant and equipment	568,202	551,317
Proceeds from sale of investments	584,088	-
Proceeds from (increase) in note receivables	375,000	(41,000)
Net cash used in investing activities	(240,147)	(4,211,942)

Financing activities
Proceeds from revolving lines of credit	27,620,568	24,969,000
Payments on revolving lines of credit	(31,979,562)	(25,222,000)
Purchase of treasury stock	-	(361)
Dividends paid	-	(894,651)
Net cash used in financing activities	(4,358,994)	(1,148,012)

(Decrease) increase in cash and cash equivalents	(204)	37,166
Cash and cash equivalents at beginning of year	4,989	467

Cash and cash equivalents at end of period	$4,785	$37,633

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

September 28, 2002

NOTE 1--BASIS OF PRESENTATION

BASIS OF PRESENTATION: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 28, 2002, are not necessarily indicative of the results that may be expected for the year ending December 28, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended December 29, 2001.

CHANGE IN ACCOUNTING PRINCIPLE: In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets ("Statements") effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company applied the new standards on accounting for goodwill and other intangible assets during the first nine months of 2002, which resulted in a one-time charge of $235,000, or $.04 per share, representing the cumulative effect of a change in accounting principle, recorded as a restatement in the first quarter and included in the year-to-date numbers. If the application of the non-amortization provisions of the Statements had been adopted as of the first quarter of 2001, net income and earnings per share would have increased by $28,000, or less than $.01 per share, and $83,000, or $.01 per share, for the three and nine months ended September 29, 2001, respectively.

NOTE 2--INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. An inventory charge of $2,471,000 was recorded in the second quarter of 2002, $1,800,000 for the Colors Group and $671,000 for the Metals Segment. The Company has historically sold off excess inventory slowly to avoid distressed pricing that would be required to dispose of the excess inventory more quickly. With the price erosion that occurred over the first six months of the year and weak business conditions that currently exist, excess inventories were not reduced as much as planned. Therefore, excess inventories were written down to reflect management's estimate of the values that can be realized under a plan to dispose of excess inventories as quickly as feasible.

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

NOTE 4--COMPREHENSIVE INCOME

Comprehensive (loss) and income was ($3,744,000) and ($4,950,000) for the three and nine months ended September 28, 2002, respectively, and ($273,000) and $142,000 for the three and nine months ended September 29, 2001, respectively. Comprehensive income consists of net income less unrealized gains and (losses) on the Company's foreign equity investment, of $0 and ($48,000), net of deferred taxes of $0 and tax benefit of $26,000, for the three and nine months ended September 28, 2002, respectively, and $20,000 and $3,000, net of deferred income taxes of $7,000 and $1,000 for the three and nine months ended September 29, 2001, respectively, and is recorded in Shareholders' Equity.

Synalloy Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

September 28, 2002

NOTE 5--LONG-TERM DEBT

On July 26, 2002, the Company entered into a new Credit Agreement with a new bank to provide a $19,000,000 line of credit expiring on July 25, 2004, and refinanced the Company's notes payable and long term debt replacing the existing bank indebtedness. Although the line of credit does not expire until 2004, the Company anticipates reducing the amount owed under the line of credit to approximately $10,000,000 over the next twelve months and has therefore classified $2,827,000 as a current liability. Current interest rates are prime plus .25 percent or LIBOR plus 2.75 percent, and can vary based on EBITDA performance from prime to prime plus .75 percent and LIBOR plus 2.50 percent to LIBOR plus 3.25 percent. Borrowings under the Agreement are limited to a borrowing base calculation including eligible accounts receivable, inventories, and cash surrender value of the Company's life insurance as defined in the Agreement. As of September 28, 2002, the amount available for borrowing was $16,500,000 of which $12,827,000 was borrowed leaving $3,673,000 of availability. Covenants include, among others, maintaining certain EBITDA and tangible net worth amounts, and restrictions on the payment of dividends.

NOTE 6--ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

In August 2001, the FASB issued Statements of Financial Accounting Standards No. 144, Accounting for the Impairment or disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. The Company completed an impairment assessment on the plant and equipment located at Spartanburg, S.C., and at the end of the second quarter of 2002, recorded a $2,267,000 impairment loss on the plant and equipment, $1,786,000 related to the Colors Group and $481,000 to the Specialty Chemicals Group. The impairment loss was calculated based on the excess of the carrying amount of the long-lived assets over their fair value. Management utilized its best estimate to determine fair values including market conditions, experience in acquiring and disposing of similar plant and equipment, and estimates of future cash flows, to test for recoverability of the long-lived assets. After completing an analysis of the business at the site and exploring other options that were available, it became apparent that the facility could not adequately recover the fixed costs related to the facility under current business conditions. Accordingly, a write-down of the plant and equipment was recorded.

7-

Synalloy Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

September 28, 2002

NOTE 7--SEGMENT INFORMATION
(Dollar amount in thousands)
	THREE MONTHS ENDED		NINE MONTHS ENDED
	Sep 28, 2002	Sep 29, 2001	Sep 28, 2002	Sep 29, 2001
Net sales
Colors Group	$4,966	$5,961	$15,174	$18,446
Specialty Chemicals Group	5,870	5,015	17,370	15,818
Chemicals Segment	10,836	10,976	32,544	34,264
Metals Segment	11,122	12,021	31,850	36,441
	$21,958	$22,997	$64,394	$70,705
Operating income (loss)
Colors Group	77	(64)	(4,393)	(117)
Specialty Chemicals Group	357	(495)	(15)	(190)
Chemicals Segment	434	(559)	(4,408)	(307)
Metals Segment	8	533	(1,525)	1,973
	442	(26)	(5,933)	1,666
Unallocated expenses
Corporate	196	217	590	723
Interest and debt expense, net of interest income
	182	209	616	728

Income (loss)
before income taxes and cumulative effect of a change in accounting principle	$64	$(452)	$(7,139)	$215

Synalloy Corporation

Management's Discussion and Analysis of Financial Condition

And Results of Operations

The following is management's discussion of certain significant factors that affected the Company during the quarter ended September 28, 2002.

Consolidated sales for the quarter and year to date were down, decreasing five and nine percent, respectively, compared to the same periods one year ago. However, the Company reported $42,000 of consolidated net income for the quarter, or $.01 per share compared to a $293,000 net loss, or $.05 per share for the same period one year ago. The Company experienced a $4,860,000 net loss, or $.81 per share, year to date compared to net income of $139,000, or $.02 per share for the same period last year. Excluding charges discussed below, the net loss year to date for 2002 was $ $1,492,000, or $.25 per share.

Sales in the Colors Group declined 17 percent and 18 percent for the quarter and year to date, respectively, from the same periods last year because of lower sales prices for dyes. After experiencing four consecutive quarters of operating losses, the Group had $77,000 of operating income for the quarter. The operating income reflects improved market conditions and the Group's efforts to lower operating expenses and material costs in its dye business over the past six months. Pigment colors continued to generate a small operating profit for the quarter consistent with the first six months. The year-to-date operating loss, before write-downs discussed below, occurred partly from the reduction of excess inventories and unabsorbed operating costs incurred in the first two quarters of 2002. Demand for textile dyes has returned to more normal levels than the extremely low levels experienced in the fourth quarter of 2001 and first two quarters of 2002. Pounds sold have increased by more than 20 percent over the preceding quarter for the second and third quarters reflecting increases in overall demand and market share. The combination of the cost savings and volume increases has resulted in increased profitability incrementally over the first three quarters of 2002. At the end of the second quarter, the Company recorded inventory and plant and equipment writedowns as discussed below. At the beginning of September, the Group implemented additional cost reductions including reductions of personnel and non-critical operating expense items. Management believes that the writedowns and cost reductions have lowered operating costs to levels that should allow the Group to operate at break even or better under current levels of sales and material costs, although there is no assurance that this will occur.

Specialty Chemicals Group sales were up 17 percent for the third quarter and 10 percent for the first nine months compared to the same periods last year. The improved operating performance for the quarter resulted from a significant increase in toll and other contract business compared to the third quarter of last year. The significant loss incurred in the third quarter of last year resulted from the absence of hydrogenated product sales resulting from the Augusta plant closing and moving of related equipment during the quarter, and limited toll production from weak demand. Business conditions have shown improvement through the first three quarters of 2002 for this Group causing the favorable comparisons of year-to-date sales and operating income to the same periods last year. Management believes this trend should continue through the end of 2002, although there is no assurance that this will occur.

In the Metals Segment, dollar sales declined 8 percent for the quarter and 13 percent for the first nine months from the same periods a year earlier as a result of 14 percent and 24 percent lower average selling prices partially offset by 7 percent and 15 percent higher unit volumes for the quarter and year to date, respectively. Market conditions experienced in the first six months of 2002 continued through the third quarter as commodity prices remained weak and sales of higher-priced piping systems stayed at a very low level. Despite the poor market conditions, the Segment returned to profitability after two consecutive quarters of operating losses. However, the decline in prices resulting from extremely competitive market conditions, together with a product mix composed of a lower percentage of higher-margin large diameter pipe and piping systems, continued to negatively impact profitability. As a result of the poor conditions, pip-

Synalloy Corporation

Management's Discussion and Analysis of Financial Condition

And Results Of Operations - Continued

ing systems sustained a modest operating loss for the quarter and is responsible for almost all of the year-to-date operating loss. Beginning in September, cost reductions, including reductions of personnel and non-critical operating expense items, were implemented and market conditions began to improve slightly. These two factors resulted in the Segment achieving the operating income for the quarter.

Over the last month of the third quarter and early into the fourth quarter, sales demand for commodity pipe has improved and pricing appears to have stabilized somewhat. In addition, piping systems backlog continues to increase from the extremely low levels that existed at the end of the first quarter. If these favorable trends continue, they provide the opportunity for profitability to improve for the fourth quarter over the third quarter and first six months of 2002, although there is no assurance that this will occur.

In accordance with the requirements of FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and FAS 142, "Goodwill and Other Intangible Assets," impairment assessments were performed in the second quarter of 2002 on the plant and equipment located at Spartanburg, S.C. and goodwill. The assessment resulted in the recording at the end of the second quarter of a $2,267,000 impairment loss on the plant and equipment, $1,786,000 related to the Colors Group and $481,000 to the Specialty Chemicals Group. The devastating effect of cheap imports on the domestic textile industry led to a huge decrease in demand for textile dyes over the past several years. Primarily because of this, our Spartanburg plant has been substantially underutilized. After completing an analysis of the business at the site and exploring other options that were available, it became apparent that the facility could not adequately recover the fixed costs related to the facility under current business conditions. Accordingly, a write-down of the plant and equipment was recorded. The assessments also resulted in the write-off of $362,000 of goodwill, $201,000 in the Metals Segment and $161,000 in the Colors Group, which was recorded as a restatement in the first quarter reflecting the cumulative effect of a change in accounting principle, and is included in the year-to-date numbers above in accordance with FAS 142. An inventory charge of $2,471,000 was also recorded in the second quarter, $1,800,000 for the Colors Group and $671,000 for the Metals Segment. The Company has historically sold off excess inventory slowly to avoid distressed pricing that would be required to dispose of the excess inventory more quickly. With the price erosion that occurred over the first six months of the year and weak business conditions that existed, excess inventories were not reduced as much as planned. Most of the inventory write-down in the Metals Segment was the result of excess inventories of fittings, flanges and special alloy pipe related to the piping systems business. The unexpectedly low level of new orders impacted piping systems' products to the extent that use of some of this inventory became uncertain. Therefore, excess inventories were written down to reflect management's estimate of the values that could be realized under a plan to scrap, sell or return the excess inventory as quickly as feasible. Finally, a $97,000 environmental charge was accrued in the second quarter for the Colors Group to provide for a proposed settlement of a claim related to shipment of waste to an outside waste disposal site during the 1980s.

Selling and administrative expense for the quarter decreased $425,000, or 15 percent, and increased $189,000, or two percent year to date, compared to the same periods last year. The cost reductions discussed above coupled with increased selling expenses from the acquisition of the Dalton, Georgia business in the third quarter of last year by the Specialty Chemicals Group caused the decline for the quarter. Year to date, increased selling expenses from the Dalton acquisition and the $97,000 waste disposal claim recorded in the second quarter as detailed above, accounted for the year to date increase.

Synalloy Corporation

Management's Discussion and Analysis of Financial Condition

And Results Of Operations - Continued

Cash flows from operations totaled $4,599,000 during the first nine months of 2002 compared to $5,397,000 generated during the same period one year ago. The decline came primarily from the net operating loss and a decrease in cash used from the increase in accounts receivable of $1,144,000 from the same period last year, offset by an increase in cash generated from reductions in inventory of $1,068,000 and an increase in accounts payable of $1,846,000 from the same period last year. The Company expects that available cash and existing lines of credit will be sufficient to meet normal operating requirements, including capital expenditures over the near term.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

The statements contained in this management discussion and analysis that is not historical facts may be forward looking statements. The forward looking statements are subject to certain risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions, the impact of competitive products and pricing, product demand and acceptance risks, raw material and other increased costs, customer delays or difficulties in the production of products, and other risks detailed from time to time in Synalloy's Securities and Exchange Commission filings. Synalloy Corporation assumes no obligation to update the information included herein.

Item 4. Controls and Procedures.

(a)  Based on their evaluation of the issuer's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-14(c) and 240.15d-14(c)) as of a date within 90 days prior to the filing of this quarterly report, the issuer's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures was adequate.

(b)  There were no significant changes in the issuer's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Synalloy Corporation

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes In Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters To A Vote Of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

None

The Company did not file any reports on Form 8-K during the three months ended September 28, 2002.

Synalloy Corporation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNALLOY CORPORATION
(Registrant)

Date: November 8, 2002	By:	/s/ Ralph Matera
Ralph Matera

President and Chief Executive Officer

Date: November 8, 2002	By:	/s/ Gregory M. Bowie
Gregory M. Bowie
Vice President Finance

CERTIFICATIONS

I, Gregory M. Bowie, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Synalloy Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date November 8, 2002	/s/ Gregory M. Bowie
Gregory M. Bowie Vice President, Finance

I, Ralph Matera, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Synalloy Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date November 8, 2002	/s/ Ralph Matera
Ralph Matera Chief Executive Officer