Form 10-K
period 2002-12-28
SYNALLOY CORP
filed 2003-03-25
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
Form 10-K
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 0-19687
SYNALLOY CORPORATION (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	57-0426694 I.R.S. Employer Identification No.)
Croft Industrial Park, P.O. Box 5627, Spartanburg, South Carolina 29304 (Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (864) 585-3605
Securities registered pursuant to Section 12(b) of the Act : Name of each exchange on which registered None None Title of Class
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $1.00 Par Value (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X             No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes____              No X

Based on the closing price as of June 29, 2002, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $18 million. Based on the closing price of February 25, 2003, the aggregate market value of common stock held by non-affiliates of the registrant was $24 million. The registrant did not have any non-voting common equity outstanding at either date.

The number of shares outstanding of the registrant's common stock as of February 25, 2003 was 5,964,304.

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

Bristol also has the capability of producing carbon and chrome piping systems from pipe purchased from outside suppliers since Bristol does not manufacture carbon or chrome pipe. Carbon and chrome pipe fabrication enhances the stainless fabrication business by allowing Bristol to quote inquiries utilizing any of these three material types. Bristol can also produce pressure vessels and reactors, tanks and other processing equipment.

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

Chemicals Group-- This group is comprised of two business segments: Colors Segment and Specialty Chemicals Segment. The Group includes three operating companies: Blackman Uhler Chemical Company (BU), a division of the Company, Manufacturers Soap and Chemical Company, which owns 100 percent of Manufacturers Chemicals, L.P. (MC), and Organic-Pigments Corporation (OP), all wholly-owned by the Company. BU has a plant in Spartanburg, South Carolina which is fully licensed for chemical manufacture and maintains a permitted waste treatment system. MC is located in Cleveland, Tennessee and Dalton, Georgia and is fully licensed for chemical manufacture. OP is located in Greensboro, North Carolina.

The Colors Segment's principal business is the manufacture and sale of dyes and pigments ("colors") to the textile, carpet, flexographic printing, graphic arts and coatings industries. BU produces dyes at the Spartanburg plant and pigments are produced at OP in Greensboro. Dyes are produced in both liquid and powder form, and pigments primarily as a specially formulated paste. Dyes fix themselves to textile fibers by a particular reaction or penetration into the yarn fiber, whereas pigments are normally applied as a surface coating during a printing operation. Dyeing of textile fabrics in solid colors is primarily accomplished by the use of dyes. Pigment colors are uniquely suitable for printing of multi-colored patterns. Raw materials used to manufacture colors consist chiefly of organic intermediates and inorganic chemicals which are purchased from manufacturers in the United States, Europe and Asia. Currently, raw materials are readily available and management does not anticipate any difficulty in obtaining adequate supplies.

In the mid 1980s, management decided to better utilize its excellent reputation for sales and technical service by expanding its efforts to sell reactive dyes. These dyes are used for coloring cotton and rayon. The Company purchases finished and crude products that are either sold as is, or converted to liquid form for the convenience of customers. These dyes represented about 13 percent of the Colors Segment's sales in 2002. The Company has a distributorship agreement with a company that supplies about 90 percent of these products to the Company. The supplier has been the principal source of these products since 1985. Although the Company believes that this supplier will continue to be a source of these products in the future, there is no assurance of this. Loss of this supplier would have a materially adverse short-term effect on the Company's sales and net income. However, management believes that if the agreement with this supplier is not continued in the future, other suppliers could be found to replace most of the products.

In 1994, BU acquired a sulphur dye business and began the manufacture of sulphur dyes. These dyes are used to dye denim, fleece garments, knits, work clothes, men's casual wear, and a variety of cotton and cotton-polyester blends.

In 1998, the Company purchased OP which manufactures aqueous pigment dispersions sold to the textile industry and used in printing inks for use on paper and in paints for the industrial coatings industry. The combination of OP's and BU's pigment operations makes the Company one of the largest suppliers of pigments to the domestic textile market. The addition of OP also provides the ability to produce higher solid and finer particle size dispersions allowing the Colors Segment to diversify into non-textile applications.

In 1999, the Colors Segment began development of an additional product line for the dyeing of cotton - vat dyes. During 2000, the vat dyes were successfully introduced and the product line has been expanded. Vat dyes are used for industrial uniform fabrics (work wear) as well as other apparel fabrics and industrial fabrics that require excellent wash fastness. The addition of vat dyes gives BU product lines for the dyeing of cotton as broad as any other dyestuff supplier. BU now supplies azoic dyes (napthols, salts, bases, and rapidogen dyes for printing), reactive dyes, sulfur dyes and vat dyes for cotton and other cellulosic fibers.

The Specialty Chemicals Segment includes MC in Cleveland, Tennessee and Dalton, Georgia and specialty chemicals produced in the BU Spartanburg plant. The Segment is a producer of specialty chemicals for the textile, carpet, chemical, paper, metals, photographic, pharmaceutical, agricultural and fiber industries. The Company has been focusing on specialty chemicals as a primary growth area over the past several years. Facilities and equipment at the BU plant provide toll and custom manufacturing of organic chemicals using reactions that include nitrations, hydrogenation, distillation, diazotizations, methylation and custom drying. These chemicals are used in a wide array of products including sun screens, UV absorbers for plastics, Cetane improver for diesel fuel, absorbers for gaseous pollutants, herbicides, anti-wicking agents, fire retardants, processing aids for PVC and paper resins.

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

In July 2001, the Company completed an asset purchase of Global Chemical Resources (Dalton) located in Dalton, Georgia. Dalton manufactures and resells chemical specialties and heavy chemicals and blends and resells dyestuffs to the carpet and rug industries, selected textile mills and the wire drawing industry. The manufacture of liquid products was immediately transferred to the Cleveland plant, and the remaining warehousing and dye blending operation along with the shade matching lab and sales offices were moved to a leased facility in Dalton. In addition, Dalton markets the chemical specialties produced at other Specialty Chemicals Segment locations.

The Chemicals Group maintains eight laboratories for applied research and quality control which are staffed by 30 employees.

In 2000, management made the decision to close the Augusta, Georgia plant. In the fourth quarter of 2001, the Company completed the installation of hydrogenation and distillation equipment at its Spartanburg plant which completed the transfer of products produced in Augusta to Spartanburg.

Sales and Distribution

Metals Segment-- The Metals Segment utilizes separate sales organizations for its different product groups. Stainless steel pipe is sold nationwide under the Brismet trade name through authorized stocking distributors with over 200 warehouse locations throughout the country. In addition, large quantity orders are shipped directly from Bristol's plant to end-user customers. Producing sales and providing service to the distributors and end-user customers are the Vice President of Sales, two outside sales employees, four independent manufacturers' representatives and six inside sales employees.

Piping systems are sold nationwide under the Bristol Piping Systems trade name by two outside sales employees. They are under the direction of the Vice President in charge of piping systems who spends over half of his time in sales and service to customers. Piping systems are marketed to engineering firms and construction companies or directly to project owners. Orders are normally received as a result of competitive bids submitted in response to inquiries and bid proposals.

Colors Segment-- Five full-time outside sales employees and 14 manufacturers' representatives market colors to the textile industry nationwide. In 2002, OP added a market development manager who spends all of his time selling non-textile pigments. In addition, the President of OP and the market development manager of BU devote a substantial part of their time to sales.

Specialty Chemicals Segment-- Specialty chemicals are sold directly to various industries nationwide by ten full-time outside sales employees and four manufacturers' representatives. In addition, the President, market development manager and another employee of MC devote a substantial part of their time to sales.

Competition

Metals Segment-- Welded stainless steel pipe is the largest sales volume product of the Metals Segment. Although information is not publicly available regarding the sales of most other producers of this product, management believes that the Company is one of the largest domestic producers of such pipe. This commodity product is highly competitive with eight known domestic producers and imports from many different countries. The largest sales volume among the specialized products comes from fabricating light-wall stainless piping systems. Management believes the Company is one of the largest producers of such systems.

Colors Segment-- About six percent of the colors sales represent niche products for which the Company is the only producer. Another approximately 30 percent of these sales represent products of which the Company is an important producer with an estimated 20 to 30 percent market share. The Company has five percent or less of the market for the remainder of its dye products.

Specialty Chemicals Segment-- The Company is the sole producer of certain specialty chemicals manufactured for other companies under processing agreements. However, the Company's sales of specialty products are insignificant compared to the overall market for specialty chemicals. The market for most of the products is highly competitive and many competitors have substantially greater resources than does the Company.

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

Research and Development Activities

The Company spent approximately $524,000 in 2002, $701,000 in 2001 and $840,000 in 2000 on research and development programs in its Chemicals Segment. Sixteen individuals, 11 of whom are graduate chemists, are engaged primarily in research and development of new products and processes, the improvement of existing products and processes, and the development of new applications for existing products.

Seasonal Nature of The Business

The annual requirements of certain specialty chemicals are produced over a period of a few months as requested by the customers. Accordingly, the sales of these products may vary significantly from one quarter to another.

Backlogs

The Colors and Specialty Chemicals Segments operate primarily on the basis of delivering products soon after orders are received. Accordingly, backlogs are not a factor in these businesses. The same applies to commodity pipe sales in the Metals Segment. However, backlogs are important in the piping systems products because they are produced only after orders are received, generally as the result of competitive bidding. Order backlogs for these products were $5,800,000, $3,700,000 and $9,200,000 at the 2002, 2001and 2000 respective year ends.

Employee Relations

As of December 28, 2002, the Company had 406 employees. The Company considers relations with employees to be satisfactory. The number of employees of the Company represented by unions at the Bristol, Tennessee facility is 163. They are represented by two locals affiliated with the AFL-CIO and one local affiliated with the Teamsters. Collective bargaining contracts will expire in February 2004, December 2004 and March 2005.

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

(1) Leased facility.
(2) Plant closed in 2001.

Location	Principal Operations	Building Square Feet	Land Acres
Spartanburg, SC	Corporate headquarters; Chemical manufacturing and warehouse facilities	211,000	60.9
Cleveland, TN	Chemical manufacturing	90,000	8.6
Greensboro, NC	Chemical manufacturing	57,000	3.7
Bristol, TN	Manufacturing of stainless steel pipe and stainless steel and carbon piping systems	218,000	73.1
Dalton, GA	Dye blending and warehouse facilities (1)	32,000	2.0
Augusta, GA	Chemical manufacturing(2)	52,500	46.0

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

PART II

Item 5 Market for the Registrant's Common Stock and Related Security Holder Matters

The Company had 1,082 common shareholders of record at December 28, 2002. The Company's common stock trades on the Nasdaq National Market System of The Nasdaq Stock Market under the symbol SYNC. On October 26, 2001, the Company's Board of Directors voted to suspend cash dividends. On July 26, 2002, the Company entered into a new credit agreement which prohibits the payment of dividends. The prices shown below are the last reported high and low sales prices for the common stock for each full quarterly period in the last two fiscal years as quoted on The Nasdaq National Market System.

	2002			2001
Qtr	High	Low	Dividends Paid	High	Low	Dividends Paid
1	$5.05	$3.47	-	$6.25	$4.75	$.05
2	4.92	2.93	-	7.65	4.75	.05
3	4.10	1.69	-	7.15	4.50	.05
4	4.85	2.03	-	5.08	2.95	-

Item 6 Selected Financial Data

(Dollars in thousands except for per share data)
2002
		2001	2000	1999	1998

Operations

Net sales	$ 85,461	$ 91,104	$ 113,952	$ 116,884	$ 107,257

Gross profit	5,641	10,584	12,404	16,574	12,203

Selling, general and administrative expense	10,176	10,572	11,182	11,335	10,135

Long-lived asset impairment and environmental remediation costs (1)	2,365	-	1,765	-	1,439

Operating (loss) income	(6,900)	12	(543)	5,239	629

Net (loss) income	(4,843)	(318)	(1,083)	2,947	63

Financial Position

Total assets	59,966	69,846	73,344	78,053	71,374

Working capital	20,060	21,141	25,483	28,001	28,946

Long-term debt, less current portion	10,000	10,000	10,000	10,000	10,000

Shareholders' equity	33,874	38,949	40,173	44,660	45,848

Financial Ratios

Current ratio	2.5	2.2	2.4	2.5	3.7

Gross profit to net sales	7%	12%	11%	14%	11%

Long-term debt to capital	23%	20%	20%	18%	18%

Return on average assets	-	-	4%	4%	1%

Return on average equity	-	-	6%	7%	2%

Per Share Data

Net (loss) income - diluted	$ (.81)	$ (.05)	$ (.18)	$ .45	$ .01

Dividends declared and paid	-	.15	.20	.20	.40

Book value	5.68	6.53	6.74	7.10	6.82

Other Data

Depreciation and amortization	3,380	3,378	4,069	3,732	3,513

Capital expenditures	2,152	6,437	3,383	4,214	3,686

Employees at year end	406	472	510	622	564

Shareholders of record at year end	1,082	1,120	1,154	1,226	1,431

Average shares outstanding - diluted	5,964	5,965	6,166	6,559	6,794

Stock Price

Price range of Common Stock High Low Close	$5.05 1.69 4.13	$7.65 2.95 3.60	$9.13 4.50 4.75	$10.75 6.25 7.50	$16.50 6.00 8.75

Special and Environmental Charges

Environmental remediation costs (1)	97	-	1,765	-	1,439

Special charges (1)	4,738	-	4,064	-	-

(1) See Notes B and C to Consolidated Financial Statements

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. A significant portion of the Company's accounts receivable in the Colors Segment are from domestic customers in the textile industry, which has been in a steady decline over the last several years. If the financial condition of these or any other customers of the Company were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The Company writes down its inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and current market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

As with the accounts receivable, a significant portion of the Company's inventories in the Colors Segment are used by domestic customers in the textile industry. In addition, most of the key raw materials are imported from Asian countries causing the Company to maintain significant amounts of inventory for certain products in order to adequately service the Colors Segment's customers. If the financial condition of these customers were to deteriorate, resulting in the elimination or reduction of their demand for our products, additional inventory write-downs may be required.

As noted in Note I to Consolidated Financial Statements, the Company has accrued $1,584,000 in environmental remediation costs which, in management's best estimate, will satisfy anticipated costs of known remediation requirements as outlined in Note I. As a result of the evolving nature of the environmental regulations, the difficulty in estimating the extent and remedy of environmental contamination, and the availability and application of technology, the estimated costs for future environmental compliance and remediation are subject to uncertainties and it is not possible to predict the amount or timing of future costs of environmental matters which may subsequently be determined. Subject to the difficulty in estimating future environmental costs, the Company believes that the likelihood of material losses in excess of the amounts recorded is remote. However, any changes, including regulatory changes, may require the Company to record additional remediation reserves.

Liquidity and Capital Resources

The current ratio at 2002 year end was 2.5:1 which is up from the previous year end ratios of 2.2:1 in 2001 and 2.4:1 in 2000. Working capital decreased $1,081,000 to $20,060,000. Cash flows from operations, totaling $3,273,000, were derived primarily from declines in inventories of $3,115,000 and $1,209,000 in tax refunds received in 2002 related to 2001, offset by the net loss incurred totaling $1,463,000, before depreciation and amortization expense of $3,380,000, and $1,201,000 of environmental remediation costs paid in 2002. The decline in inventories came primarily from planned reductions in the Metals and Colors Segments. The Company also generated $1,881,000 of cash from the sale of non-operating investments and under utilized property, plant and equipment. Cash flows were used to reduce debt by $3,323,000 and make capital expenditures of $2,152,000. The Company expects that cash flows from 2003 operations and available borrowings will be sufficient to make debt payments and fund estimated capital expenditures of $4,200,000 and normal operating requirements. On July 26, 2002, the Company entered into a new Credit Agreement with a new bank to provide a $19,000,000 line of credit expiring on July 25, 2004, and refinanced the Company's notes payable and long term debt replacing the existing bank indebtedness. Although the line of credit does not expire until 2004, the Company anticipates reducing the amount owed under the line of credit to approximately $10,000,000 over the next twelve months and has therefore classified $3,863,000 as a current liability. Borrowings under the Agreement are limited to a borrowing base calculation including eligible accounts receivable, inventories, and cash surrender value of the Company's life insurance as defined in the Agreement. As of December 28, 2002, the amount available for borrowing was $17,138,000 of which $13,863,000 was borrowed leaving $3,276,000 of availability. Covenants include, among others, restrictions on the payment of dividends.

Results of Operations

Consolidated sales were down for 2002, decreasing six percent from the same period one year ago, as the Company incurred a loss for 2002 of $.81 per share. This compares to a loss of $.05 per share in the prior year. For the fourth quarter of 2002, the Company had a profit of $17,000 on a 6 percent increase in sales to $21,675,000. This compares to a loss of $457,000 in the last quarter of 2001.

Consolidated operating results for 2002 were significantly impacted by several transactions that were recorded during the year. In the second quarter of 2002, the Company recorded charges discussed in the Segment comparisons below totaling $3,368,000, net of tax, or $.56 per share. The Company sold certain non-operating assets during 2002, including its investments in equity securities, for an after-tax gain of $392,000, or $.07 per share, of which $349,000, or $.06 per share, was recorded in the fourth quarter of 2002.

Consolidated selling, general and administrative expense for 2002 declined $396,000 to $10,176,000 compared to 2001, and was 12 percent of sales for both 2002 and 2001. Beginning in September 2002, cost reductions, including reductions of personnel and non-critical operating expenses, were implemented, many of which impacted selling, general and administrative expense.

Metals Segment-- The following table summarizes operating results and backlogs for the three years indicated. Reference should be made to Note R to the Consolidated Financial Statements.

	2002		2001		2000
(Dollar amounts in thousands)
	Amount	%	Amount	%	Amount	%
Net sales Cost of goods sold	$ 43,364 41,411	100.0% 95.5%	$ 47,343 41,116	100.0% 86.8%	$ 66,771 53,810	100.0% 80.6%
	------------	------------	------------	------------	------------	------------
Gross profit	1,953	4.5%	6,227	13.2%	12,961	19.4%
Selling and administrative expense	3,605	8.3%	3,783	8.0%	4,541	6.8%
	------------	------------	------------	------------	------------	------------
Operating (loss) income	$ (1,652)	(3.8%)	$ 2,444	5.2%	$ 8,420	12.6%
	========	=======	========	=======	========	=======
Special charges described below Write-down of inventories Plant closure costs Environmental remediation costs	$ 671 - -		$ - - -		$ - 295 57
	========	=======	========	=======	========	=======
Year-end backlog - Piping systems	$ 5,800		$ 3,700		$ 9,200
	========		========		========

Comparison of 2002 to 2001 - Metals Segment

Dollar sales for the year were down eight percent as the result of an 18 percent average decline in sales prices offset by a twelve percent increase in unit volumes. Extremely competitive market conditions, together with a change in product mix, with a lower percentage of sales coming from higher-priced fabricated piping systems, led to the fall in average selling prices. The increase in volume came primarily from the increase in sales of lower-margin smaller diameter commodity pipe. The market conditions, together with the change in product mix had a significant effect on profits as the Segment incurred an operating loss of $981,000 for 2002 compared to operating income of $2,444,000 in 2001. Also contributing to the loss was the recording of a $671,000 charge in the second quarter of 2002 to write down inventory. The Company has historically sold off excess inventory slowly to avoid distressed pricing that would be required to dispose of the excess inventory more quickly. With the price erosion that occurred over the first six months of the year and weak business conditions that existed, excess inventories were not reduced as much as planned. Most of the inventory write-down was the result of excess inventories of fittings, flanges and special alloy pipe related to the piping systems business. The unexpectedly low level of new orders impacted piping systems' products to the extent that use of some of this inventory became uncertain. Therefore, excess inventories were written down to reflect management's estimate of the values that could be realized under a plan to scrap, sell or return the excess inventory as quickly as feasible.

Although fabricated piping systems' volume was down for the year, it improved slightly in the fourth quarter compared to the first three quarters of this year. Management achieved modest success in obtaining non-stainless projects for fabricated piping systems during 2002 with most of the fourth quarter's sales coming from non-stainless projects. However, projects requiring stainless steel pipe, which is provided by the Segment's pipe manufacturing plant, were significantly below prior years' levels. This reduction in volume through the pipe manufacturing plant impacted the absorption of operating costs which also contributed to the lack of profitability by the Segment for the year.

Selling and administrative expense decreased $178,000, or five percent. However, it increased slightly as a percent of sales compared to last year as a result of the decline in sales in 2002 compared to 2001. Beginning in September, cost reductions, including reductions of personnel and non-critical operating expense items, were implemented many of which impacted selling and administrative expense. As a result, selling and administrative expense for the fourth quarter of 2002 declined to $717,000 or six percent of sales as compared to $933,000 or nine percent of sales for the same period last year.

Comparison of 2001 to 2000 - Metals Segment

Dollar sales for 2001 were down 29 percent from 2000 as the result of 18 percent lower unit volumes coupled with a 13 percent average decline in sales prices. A change in product mix, with a lower percentage of sales coming from higher-priced fabricated piping systems, led to about half of the fall in average selling prices. The other half of the reduction in sales resulted from lower prices for raw materials and the generally competitive market conditions. The unit volume decline was more than accounted for during the first half of the year when 2001 was characterized by weak markets and some inventory liquidation while the first six months of 2000 set record highs in unit volumes as the result of significant inventory building by our customers ahead of price increases. Operating income for 2001 was down 71 percent from the prior year level. During most of 2000, our selling prices were in an uptrend and end use demand was enhanced by inventory building during the first half of the year. These generally favorable conditions, together with substantial gross profit increases from the rising prices, produced good profit margins. Unfortunately, 2001 was the mirror image of 2000. Our selling prices trended downward during all of 2001, leading to substantial gross profit declines. We estimate that raw material costs charged to cost of goods sold were approximately $2,500,000 more than our replacement costs during the year. In addition, reduced demand led to more intense competition, which put further pressure on profit margins.

Selling and administrative expense decreased $701,000, or 16 percent in 2001. However, it increased as a percent of sales to eight percent from seven percent compared to the prior year. The significant decline in sales in 2001 compared to 2000 was greater than the corresponding decline in sales commissions and other selling and administrative costs over the same periods.

For information related to environmental matters, see Note I to Consolidated Financial Statements.

Chemicals Group-- The following tables summarize operating results for the three years indicated. Reference should be made to Note R to Consolidated Financial Statements.

Colors Segment
	2002		2001		2000
(Dollar amounts in thousands)
	Amount	%	Amount	%	Amount	%
Net sales Cost of goods sold	$ 19,182 18,983	100.0% 99.0%	$ 23,135 20,608	100.0% 89.1%	$ 25,960 24,013	100.0% 92.5%
	------------	------------	------------	-----------	------------	------------
Gross profit	199	1.0%	2,527	10.9%	1,947	7.5%
Selling and administrative expense	3,003	15.7%	3,339	14.4%	3,297	12.7%
Long-lived asset impairment cost	1,786	9.3%	-		-
Environmental remediation costs	97.5%		-		1,708	6.6%
	------------	------------	------------	-----------	------------	------------
Operating loss	$ (4,687)	(24.5%)	$ (812)	(3.5%)	$ (3,058)	(11.8%)
	========	=======	=======	======	=======	=======
Special charges described below Write-down of inventories Write-down of plant and equipment Environmental remediation costs	$ 1,800 1,786 97		$ - - -		$ 555 - 1,708
	========	=======	=======	======	=======	=======

Specialty Chemicals Segment
	2002		2001		2000
(Dollar amounts in thousands)
	Amount	%	Amount	%	Amount	%
Net sales Cost of goods sold	$ 22,915 19,426	100.0% 84.8%	$ 20,626 18,796	100.0% 91.1%	$ 21,221 23,725	100.0% 111.8%
	------------	------------	------------	-----------	------------	------------
Gross profit	3,489	15.2%	1,830	8.9%	(2,504)	(11.8%)
Selling and administrative expense	2,786	12.2%	2,573	12.5%	2,241	10.6%
Long-lived asset impairment cost	481	2.1%	-		-
	------------	------------	------------	-----------	------------	------------
Operating income (loss)	$ 222.9%		$ (743)	(3.6%)	$ (4,745)	(22.4%)
	========	=======	=======	======	=======	=======
Special charges described below Write-down of plant and equipment Augusta operating and closure costs	$ 481 -		$ - -		$ 2,324 2,780
	========	=======	=======	======	=======	=======

 Chemicals Group
	2002		2001		2000
(Dollar amounts in thousands)
	Amount	%	Amount	%	Amount	%
Net sales Cost of goods sold	$ 42,097 38,409	100.0% 91.2%	$ 43,761 39,404	100.0% 90.0%	$ 47,181 47,738	100.0% 101.2%
	------------	------------	------------	-----------	------------	------------
Gross profit	3,688	8.8%	4,357	10.0%	(557)	(1.2% )
Selling and administrative expense	5,789	13.8%	5,912	13.5%	5,538	11.7%
Long-lived asset impairment and environmental remediation costs	2,364	5.6%	-		1,708	3.6%
	------------	------------	------------	-----------	------------	------------
Operating loss	$ (4,465)	(10.6%)	$ (1,555)	(3.5%)	$ (7,803)	(16.5%)
	========	=======	=======	======	=======	=======

Comparison of 2002 to 2001 - Colors Segment

Sales declined 17 percent for the year from the same period last year reflecting the continuing contraction of the textile industry. The operating loss for 2002 occurred primarily from the recording of an impairment charge of $1,786,000, described below, an inventory charge of $1,800,000 and an environmental charge of $97,000, all recorded in the second quarter of 2002. The poor sales performance also contributed to the loss, as market conditions continued to be extremely competitive impacting margins and creating unabsorbed operating costs. The Segment implemented an aggressive inventory reduction program in the first two quarters of 2002 which also impacted profitability. As previously stated, the Company has historically sold off excess inventory slowly to avoid distressed pricing that would be required to dispose of the excess inventory more quickly. With the price erosion that occurred over the first six months of the year and weak business conditions that existed, excess inventories were not reduced as much as planned and the inventory charge was recorded.

Sales demand had shown limited improvement in the third quarter and first half of the fourth quarter of 2002. In addition, cost reductions implemented at the beginning of September, including reductions of personnel and non-critical operating expense items had a positive impact on the last half of the year. However, the improved sales activity diminished over the last half of the fourth quarter. The reduced sales volume caused the Segment to incur an operating loss for the fourth quarter. The loss was disappointing since the Segment had $77,000 of operating profit for the third quarter of 2002 after four consecutive quarters of operating losses. The Segment was able to generate $1,644,000 of cash flow for 2002, resulting primarily from the inventory reduction program.

Selling and administrative expense for 2002 totaled $3,003,000 which is $336,000 below the prior year's amount primarily as a result of the cost reductions discussed previously. However, selling and administrative expense as a percent of sales was 16 percent which was one percent above the prior year's percentage due to the significant decline in sales.

The Spartanburg plant, which includes the Colors Segment dye business and part of the Specialty Chemicals Segment's operations, was substantially under utilized and generating operating losses, primarily because of deteriorating market conditions. The Segments were able to minimize the operating losses for these operations through the first quarter of 2002 and 2002 business plans for this facility showed positive cash flows for these operations going forward. Although the Colors Segment experienced a significant decline of textile dye sales in the first quarter of 2002, management believed that this situation was temporary and seasonal and would not continue. Indications existed that conditions should improve in the near term, such as increases in month-to-month sales and sales order activity, supporting the evaluation. Based on historical results and management's projections, the operations were expected to generate positive cash flows and did not support a write down at the end of the first quarter. Although conditions improved slightly during the second quarter, there were sufficient new indications, including the unexpected loss of expected dye business, increases in pricing pressure from competitors, and reductions in expected revenues in the Specialty Chemicals Segment's tolling business, to require management to revise its projections to better reflect what management believed were current market conditions. After completing an analysis of the businesses, evaluations of the plant and equipment values at the site, completing projected cash flow calculations, and exploring other options that were available, it became apparent that the facility could not adequately recover costs related to the facility under current business conditions. Accordingly, an impairment charge of $2,267,000, $1,786,000 related to the Colors Segment and $481,000 to the Specialty Chemicals Segment was recorded in the second quarter of 2002 to write down the plant and equipment reflecting the undiscounted cash flow assessments.

For information related to environmental matters, see Note I to Consolidated Financial Statements.

Comparison of 2001 to 2000 - Colors Segment

The eleven percent decline in Colors Segment sales in 2001 resulted from the relentless and well-chronicled downsizing of the domestic textile industry that has been evident since 1995. Cost cutting efforts moderated the operating loss so that it was only two percent worse than a year earlier before the special charges in 2000 outlined in the table above. The textile industry downsizing has been faster and of greater magnitude than almost anyone forecast. This made it impossible for us to cut costs and downsize our own Colors Segment operations fast enough to maintain profitability. The majority of the decline in sales and operating loss came in the fourth quarter, as sales for the fourth quarter of 2001 declined $937,000 from the fourth quarter of 2000. Of the $812,000 loss experienced for 2001, $695,000 occurred in the fourth quarter.

Selling and administrative expense for 2001 increased $42,000, or one percent from the prior year, and increased as a percent of sales primarily from an increase in salary expense.

Comparison of 2002 to 2001 - Specialty Chemicals Segment

Sales were up 11 percent for the year from the same period last year and the Segment had operating profits for 2002 of $222,000, including a $481,000 impairment charge as discussed above, compared to an operating loss of $743,000 for 2001. The improved performance was experienced at both of the Segment's locations as both operations ended the year profitable. Several factors, including improved business conditions, increases in toll and other contract business compared to last year, and cost reductions implemented in the third quarter, including reductions of personnel and non-critical operating expense items, led to the increase in sales and profits. These factors were most prevalent in the last six months of 2002 as the Segment had $594,000 of operating income compared to an operating loss of $372,000 for the first six months of 2002.

Selling and administrative expense for 2002 totaled $2,786,000 which is $213,000 above last year's amount primarily as a result of increased selling expenses from the acquisition of the Dalton, Georgia business in the third quarter of 2001, offset by the cost reductions described above. Selling and administrative expenses as a percent of sales remained consistent at twelve percent for 2002 and 2001.

Comparison of 2001 to 2000 - Specialty Chemicals Segment

Sales in the Specialty Chemicals Segment were down three percent because of generally weak economic conditions and some business lost because of the closure of the Augusta, Georgia plant. On the other hand, sales from the acquisition of Global Chemical Resources in July of 2001 helped minimize the decline. The operating loss for 2001 was an improvement of 57 percent from the prior year loss before special charges outlined in the table above. The reduced loss resulted from closing the Augusta plant. The weak economy, which appeared to decline steadily over the last half of 2001, caused sales to reduce to levels causing the Segment to incur significant negative manufacturing variances at both of its plants. This was offset somewhat at the MC Cleveland plant in the second half of 2001, when the manufacture of liquid products by the Dalton plant was transferred to Cleveland in July providing more through-put and improving efficiency. Most of the loss, $553,000 of the $743,000 loss for 2001, occurred in the fourth quarter. The MC Cleveland plant experienced weaker sales in November and December of 2001 coupled with increased operating costs. Due to the timing of certain toll contracts, the mix of products produced at the BU Spartanburg plant in the fourth quarter generated lower revenues and profit margins. The combination of both of these factors caused the decline in profitability.

Selling and administrative expense for 2001 increased $332,000, or 15 percent from the prior year, and increased as a percent of sales as a result of increased selling expenses from the acquisition of the Dalton, Georgia business in the third quarter of 2001.

For information related to environmental matters, see Note I to Consolidated Financial Statements.

Unallocated Income and Expense

Reference should be made to Note R to Consolidated Financial Statements for the schedule of these items.

Comparison of 2002 to 2001 - Corporate

Corporate expense declined $94,000, or 11 percent to $783,000 for 2002 compared to 2001. The decline resulted primarily from cost reductions implemented at the beginning of September, including reductions of personnel and non-critical operating expense items. Other expense, net in 2002 declined $291,000 from last year's total. The Company sold certain non-operating assets during 2002, including its investment in a foreign corporation, for pre-tax gains of $605,000. In 2001 the company recognized gains from the sale of its Whiting plant in Camden, South Carolina of $143,000 and $68,000 from the partial sale of one of its investments. Interest expense in 2002 decreased $72,000 compared to last year from decreases in borrowings under the lines of credit with a bank. Interest income decreased $183,000 primarily from interest received in 2001 under a Metals Segment's contract with a customer.

Comparison of 2001 to 2000 - Corporate

Corporate expense for 2001 declined $283,000, or 24 percent to $877,000 from 2000. The decline resulted primarily from two factors. Included in the special adjustments for 2000 is an unexpected $158,000 payment made under a contract related to a pre 1973 employment matter recorded in the first quarter of 2000. In addition, $103,000 in outside consulting costs was expensed during 2000 related to the installation of a new data processing system. Other expense, net declined $625,000 as interest expense decreased $266,000 from decreases in borrowings and interest rates under the lines of credit with a bank. The Company also recognized gains from the sale of its Whiting plant in Camden, South Carolina of $143,000, and $68,000 from the partial sale of one of its investments. Interest income increased $143,000 primarily from interest received under a Metals Segment's contract with a customer.

Current Conditions and Outlook

Metals Segment's dollar sales for the fourth quarter of 2002 were up six percent as unit volumes increased four percent and sales prices improved two percent compared to the same period last year. Almost all of the volume increase came from lower-margin smaller diameter commodity pipe which resulted in the $127,000 operating loss experienced for the quarter compared to operating income of $471,000 for the same period last year. The Segment achieved modest success in obtaining non-stainless projects for fabricated piping systems during 2002 with most of the fourth quarter's sales coming from non-stainless projects. However, projects requiring stainless steel pipe, which is provided by the Segment's pipe manufacturing plant, were significantly below prior years' fourth quarter levels. This reduction in volume through the pipe manufacturing plant impacted the absorption of operating costs which also contributed to the lack of profitability by the Segment for the fourth quarter. The loss incurred in the quarter was offset somewhat by cost reductions, implemented in September of 2002. The poor economy that currently exists has had a significant impact on domestic capital spending and, coupled with the competitive environment that exists in this Segment's industry, has made it very difficult to maintain profitability. Sales in December 2002 and the first few weeks of 2003 have been very weak. However, order activity appears to be increasing and a price increase, instituted in December, appears to be holding. In addition, fabricated piping systems' backlog has increased 56 percent to $5,800,000 from 2001, much of which requires stainless steel pipe. Although the piping systems' backlog increased significantly, the timing of the projects is spread throughout the year and management does not expect to increase piping systems production significantly in the first quarter.

Colors Segment's sales for the fourth quarter of 2002 were 15 percent below the same quarter last year. Even though sales were down, the operating loss experienced in the fourth quarter declined by more than 50 percent from the loss incurred in the same quarter last year. The improvement in results reflects the cost reductions implemented at the beginning of September 2002. Although the Segment experienced improved sales activity over the last half of 2002, this diminished over the last half of the fourth quarter. The reduced sales volume caused the Segment to incur an operating loss for the fourth quarter. Although the poor sales activity has continued into the first few weeks of 2003, management believes this reflects a seasonal trend and duplicates sales activity that occurred over similar periods last year. Management believes that sales will return to a more normal level before the end of the first quarter and is hopeful that this will provide the opportunity for the Segment to improve operating results, although there is no assurance that this will occur.

Specialty Chemicals Segment sales increased 15 percent for the fourth quarter of 2002 compared to the same period of the prior year. Several factors, including improved business conditions, increases in toll and other contract business compared to last year, and cost reductions implemented in the third quarter led to the increase in sales and a $236,000 operating profit realized in the quarter compared to the $553,000 operating loss incurred for the same period last year. Management believes that the existing favorable conditions described above should continue into 2003. However, first quarter revenues and profitability have historically been poor for this Segment due primarily to the timing of toll and contract work. The poor economic conditions that currently exist along with the timing of the Segment's toll and contract business can have a negative impact on sales and profitability. Management believes the Segment is better positioned to minimize this impact, although there is no assurance that this will occur.

Forward-Looking Statements

This Annual Report on Form 10-K includes and incorporates by reference "forward-looking statements" within the meaning of the securities laws. All statements that are not historical facts are "forward looking statements." The words "estimate," "project," "intend," "expect," "believe," "anticipate," "plan" and similar expressions identify forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward looking statements. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions, the impact of competitive products and pricing, product demand and acceptance risks, raw material and other increased costs, customer delays or difficulties in the production of products, unavailability of debt financing on acceptable terms and exposure to increased market interest rate risk, inability to comply with covenants and ratios required by our debt financing arrangements and other risks detailed from time to time in Synalloy's Securities and Exchange Commission filings. Synalloy Corporation assumes no obligation to update the information included in this Annual Report on Form 10-K.

Item 7a Quantitative and Qualitative Disclosures About Market Risks

The Company is exposed to market risks from adverse changes in interest rates. In this regard, changes in U. S. interest rates affect the interest earned on the Company's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Company is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. There have been no significant changes in the Company's risk exposures from the prior year other than the sale of the Company's investments in equity securities.

Fair value of the Company's debt obligations, which approximated the recorded value, consisted of:

At December 28, 2002

  $13,863,000 ($3,863,000 classified as current) under a $19,000,000 line of credit expiring July 25, 2004 with an average variable interest rate of 5.41 percent.

At December 29, 2001

  $7,186,000 notes payable under a $9,000,000 line of credit that expired on July 25, 2002 with an average variable interest rate of 5.47 percent.
  $10,000,000 variable rate debt that expired on July 25, 2002 with an average variable interest rate of 6.16 percent.
  Item 8 Financial Statements and
  Supplementary Data

The Company's consolidated financial statements, related notes, report of management and report of the independent auditors follow on subsequent pages of this report.

Consolidated Balance Sheets
(Years ended December 28, 2002, December 29, 2001 and December 30, 2000)
	2002	2001	2000
Assets

Current assets
Cash and cash equivalents	$48,656	$4,989	$467
Accounts receivable, less allowance for doubtful accounts of $1,248,000, $1,128,000 and $1,056,000, respectively	11,424,904	11,337,899	13,260,204
Inventories Raw materials Work-in-process Finished goods	7,053,787 3,586,785 9,113,902 ----------------	7,101,443 3,556,472 14,682,330 ----------------	7,017,023 5,727,177 16,115,875 ----------------
Total inventories	19,754,474	25,340,245	28,860,075
Deferred income taxes (Note M)	479,000	325,000	597,000
Income tax receivable	1,342,435	86,831	276,182
Prepaid expenses and other current assets	541,696 ----------------	1,068,099 ----------------	1,282,750 ----------------
Total current assets	33,591,165	38,163,063	44,276,678
Cash value of life insurance	2,381,299	2,344,139	2,244,739
Investments (Note D)	-	885,194	1,077,599
Property, plant and equipment, net (Note E)	21,206,419	25,500,074	22,550,622
Deferred charges, net and other assets (Note F)	2,787,336 ----------------	2,953,348 ----------------	3,194,624 ----------------
Total assets
	$59,966,219 =========	$69,845,818 =========	$73,344,262 =========

(Years ended December 28, 2002, December 29, 2001 and December 30, 2000)
	2002	2001	2000
Liabilities and Shareholders' Equity

Current liabilities
Current portion of long-term debt (Note G) Accounts payable Accrued expenses (Note H) Current portion of environmental reserves (Note I)	$3,863,088 7,039,179 1,612,794 1,016,454 --------------	$7,186,000 6,425,074 1,987,310 1,423,959 --------------	$8,230,000 6,113,110 2,997,379 1,452,700 --------------
Total current liabilities	13,531,515	17,022,343	18,793,189
Long-term debt, less current portion (Note G)	10,000,000	10,000,000	10,000,000
Environmental reserves (Note I)	567,696	1,361,005	1,859,000
Deferred compensation (Note J)	814,662	1,074,644	1,353,244
Deferred income taxes (Note M)	1,178,000	1,439,000	1,166,000

Shareholders' equity (Notes G, K and L)
Common stock, par value $1 per share -
authorized 12,000,000; issued 8,000,000
shares
Capital in excess of par value

Retained earnings
Accumulated other comprehensive income

	8,000,000 9,491 42,952,216 - --------------	8,000,000 9,491 47,795,305 231,391 --------------	8,000,000 9,491 49,008,090 242,251 --------------
Less cost of common stock in treasury: 2,035,696, 2,035,696 and 2,035,632, respectively	50,961,707 17,087,361 --------------	56,036,187 17,087,361 --------------	57,259,832 17,087,003 --------------
Total shareholders' equity	33,874,346 --------------	38,948,826 --------------	40,172,829 --------------
Total liabilities and shareholders' equity
	$59,966,219 =========	$69,845,818 =========	$73,344,262 =========

See accompanying notes to financial statements

Consolidated Statements of Operations
(Years ended December 28, 2002, December 29, 2001 and December 30, 2000)
	2002	2001	2000
Net sales
	$85,461,394	$91,103,968	$113,951,864
Cost of sales	79,820,103 --------------	80,520,104 --------------	101,548,225 --------------
Gross profit	5,641,291	10,583,864	12,403,639
Selling, general and administrative expense	10,176,414	10,572,009	11,182,420
Long-lived asset impairment and environmental remediation costs (Note C)	2,364,643 --------------	- --------------	1,764,646 --------------
Operating (loss) income	(6,899,766)	11,885	(543,427)
Other (income) and expense Gain on sale of investments and assets Interest expense Other, net	(605,061) 846,188 (29,277) --------------	(211,369) 918,035 (203,677) --------------	- 1,184,208 (56,301) --------------
Loss before taxes	(7,111,616)	(491,134)	(1,671,334)
Benefit for income taxes	(2,504,000) --------------	(173,000) --------------	(588,000) --------------
Loss before cumulative effect of a change in accounting principle	(4,607,616)	(318,134)	(1,083,334)
Cumulative effect, net of income tax of $127,000, of a change in accounting principle (Note B)	(235,473) --------------	- --------------	- --------------
Net loss
	$(4,843,089) =========	$(318,134) ========	$(1,083,334) =========
Net loss per basic and diluted common share:

Loss before cumulative effect of a change in accounting principle Cumulative effect of a change in accounting principle (Note B)	($.77) ($.04) --------------	($.05 ) - --------------	($.18 ) - --------------
Net loss
	($.81) ========	($.05) ========	($.18) ========

See accompanying notes to financial statements

Consolidated Statements of Shareholders' Equity
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Cost of Common Stock in Treasury	Total
Balance at January 1, 2000	$8,000,000	$9,491	$51,325,183	$461,000	$(15,135,787)	$44,659,887
Comprehensive income:
Net loss			(1,083,334)			(1,083,334)
Other comprehensive loss, net of tax (Notes A and D)				(218,749)		(218,749)
						---------------
Comprehensive loss						(1,302,083)
Purchase of common stock for treasury					(1,951,216)	(1,951,216)
Cash dividends - $.20 per share			(1,233,759)			(1,233,759)
	---------------	---------------	---------------	---------------	---------------	---------------
Balance at December 30, 2000	8,000,000	9,491	48,008,090	242,251	(17,087,003)	40,172,829
Comprehensive income:
Net loss			(318,134)			(318,134)
Other comprehensive loss, net of tax (Notes A and D)				(10,860)		(10,860)
						---------------
Comprehensive loss						328,994
Purchase of common stock for treasury					(358)	(358)
Cash dividends - $.15 per share			(894,651)			(894,651)
	---------------	---------------	---------------	---------------	---------------	---------------
Balance at December 29, 2001	8,000,000	9,491	47,795,305	231,391	(17,087,361)	38,948,826
Comprehensive income:
Net loss			(4,843,089)			(4,843,089)
Reclassification adjustments for gains included in net loss, net of tax (Notes A and D)				(231,391)		(231,391)
						---------------
Comprehensive loss						(5,074,480)
	---------------	---------------	---------------	---------------	---------------	---------------
Balance at December 28, 2002	$8,000,000	$9,491	$49,952,216	$-	$(17,087,361)	$33,874,346
	=========	==========	=========	==========	=========	=========

See accompanying notes to financial statements

Consolidated Statements of Cash Flows
(Years ended December 28, 2002, December 29, 2001 and December 30, 2000)	2002	2001	2000
Operating activities

Net loss	$(4,843,089)	$(318,134)	$(1,083,334)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation expense	3,183,971	3,009,269	3,865,443
Amortization of deferred charges	195,610	369,093	203,494
Deferred compensation	(259,982)	(278,600)	(20,966)
Deferred income taxes	(290,000)	509,408	(726,000)
Provision for losses on accounts receivable	521,639	72,810	(19,690)
Provision for write-down of inventories	2,470,565	-	-
Provision for write-down of property, plant
and equipment	2,267,643	-	2,323,505
(Loss) gain on sale of property, plant and equipment	62,390	(171,203)	24,054
Write-off of goodwill	362,473	-	-
Gain on sale of investments	(605,061)	(67,934)	-
Cash value of life insurance	(37,160)	(99,400)	(132,328)
Environmental reserves	(1,200,814)	(526,736)	1,276,537
Changes in operating assets and liabilities:
Accounts receivable	(608,644)	2,904,451	3,113,651
Inventories	3,115,206	5,006,900	(41,356)
Other assets	(45,810)	382,642	(850,382)
Accounts payable	614,105	311,964	(4,754,601)
Accrued expenses	(374,516)	(1,198,769)	(123,349)
Income taxes payable	(1,255,604)	189,351	(1,486,056)
	-----------------	-----------------	-----------------
Net cash provided by operating activities	3,272,922	10,095,112	1,568,622

Investing activities

Purchases of property, plant and equipment	(2,152,086)	(6,436,972)	(3,382,523)
Proceeds from sale of property, plant and equipment	949,389	832,319	24,794
Decrease (increase) in notes receivable	365,175	26,053	(292,000)
Proceeds from sale of investments	931,179	245,418	-
Acquisition, net of cash	-	(2,818,399)	-
	-----------------	-----------------	-----------------
Net cash provided by (used in) investing activities	93,657	(8,151,581)	(3,649,729)

Financing activities

Proceeds from revolving lines of credit	51,807,339	32,108,000	42,362,000
Payments on revolving lines of credit	(55,130,251)	(33,152,000)	(37,216,000)
Dividends paid	-	(894,651)	(1,233,759)
Purchase of treasury stock	-	(358)	(1,951,216)
	-----------------	-----------------	-----------------
Net cash (used in) provided by financing activities	(3,322,912)	(1,939,009)	1,961,025
	-----------------	-----------------	-----------------
Increase (decrease) in cash and cash equivalents	43,667	4,522	(120,082)

Cash and cash equivalents at beginning of year	4,989	467	120,549
	-----------------	-----------------	-----------------
Cash and cash equivalents at end of period	$48,656	$4,989	$467
	========	========	========

 See accompanying notes to financial statements

Note A Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions have been eliminated.

Reclassification. For comparative purposes, certain amounts in the 2001 and 2000 financial statements have been reclassified to conform with the 2002 presentation.

Use of Estimates. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting Period. The Company's fiscal year is the 52- or 53-week period ending the Saturday nearest to December 31. Fiscal year 2002 ended on December 28, 2002, 2001 ended on December 29, 2001 and 2000 ended on December 30, 2000. All three fiscal years included 52 weeks.

Revenue Recognition. Revenue from product sales is recognized at the time ownership of goods transfers to the customer and the earnings process is complete. Shipping costs of approximately $1,803,000, $1,640,000 and $2,099,000 in 2002, 2001 and 2000, respectively, are recorded as a reduction of sales.

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

The costs of software licenses are amortized over five years using the straight-line method. Debt expenses are amortized over the periods of the underlying debt agreements using the straight-line method.

Intangibles arising from acquisitions represent the excess of cost over fair value of net assets of businesses acquired. In June 2001, the FASB issued Statements of Financial Accounting Standards SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separate intangible assets that are not deemed to have an indefinite life are amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company has applied the new accounting rules beginning December 30, 2001. Application of the non amortization provisions of the statement resulted in an increase in net income of $110,000 or $.02 per share in 2002, and would have impacted 2001 and 2000 by the same amounts.

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

Research and Development Expense. The Company incurred research and development expense of approximately $524,000, $701,000 and $840,000 in 2002, 2001 and 2000, respectively.

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

In December 2002, the FASB issued Statement No. 148 (SFAS No. 148), "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company adopted the disclosure requirements of this Statement in 2002.

Comprehensive Income. Comprehensive income is comprised of net income plus other comprehensive income which, under existing accounting standards, consists of unrealized gains and losses on certain investments in equity securities. Comprehensive income is reported by the Company in the Consolidated Statements of Shareholders' Equity.

Note B Change in Accounting Principle

In accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" ("the Statements") are effective for fiscal years beginning after December 15, 2001. Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the new accounting standards. In accordance with the requirements of the Statements, impairment assessments were performed at the end of the second quarter of 2002 on goodwill recorded at each of the operating entities. The assessment resulted in an impairment charge of $362,000 of goodwill, $201,000 in the Metals Segment and $161,000 in the Colors Segment. The write-down was recorded as a one-time after-tax charge of $235,000, or $.04 per share, which was recorded as a restatement in the first quarter of 2002 reflecting the cumulative effect of a change in accounting principle. The impairment assessment was updated through year-end on the remaining goodwill related to the acquisition of Manufacturers Chemicals and no further write-down was considered necessary.

Note C Special Charges

Accounting For The Impairment Of Long-lived Assets . In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. During the second quarter of 2002, the Company completed an impairment assessment on the plant and equipment located at Spartanburg, S.C. The Spartanburg plant was substantially under utilized and generating operating losses, primarily because of deteriorating market conditions. The Company began experiencing certain indications that the operations at this site were deteriorating further, including the unexpected loss of expected dye business, increases in pricing pressure from competitors, and reductions in expected revenues in the specialty chemical tolling business. As a result, the Company revised its business plans and projections to better reflect what management believed were current market conditions. After completing an analysis of the business at the site and exploring other options that were available, it became apparent that the facility could not adequately recover the fixed costs related to the facility under current business conditions. This resulted in the recording in the second quarter of 2002 of a $2,267,000 impairment loss on the plant and equipment, $1,786,000 related to the Colors Segment and $481,000 to the Specialty Chemicals Segment. The impairment loss was calculated based on the excess of the carrying amount of the long-lived assets over their fair value. Management utilized its best estimate to determine fair values including market conditions, experience in acquiring and disposing of similar plant and equipment, and estimates of future cash flows, to test for recoverability of the long-lived assets. The impairment assessments have been updated through year-end and no further write-downs were deemed necessary.

Other Special Charges. In the second quarter of 2002 inventory charges of $2,471,000 were recorded to cost of goods sold, $1,800,000 for the Colors Segment and $671,000 for the Metals Segment. The Company has historically sold off excess inventory slowly to avoid distressed pricing that would be required to dispose of the excess inventory more quickly. With the price erosion that has occurred over the first six months of the year and weak business conditions that currently exist, excess inventories have not been reduced as much as planned. Therefore, excess inventories have been written down to reflect management's estimate of the values that can be realized under a plan to dispose of excess inventories as quickly as feasible. As further discussed in Note I, a $97,000 environmental charge was accrued in the second quarter of 2002 in the Colors Segment to provide for a proposed settlement of a claim related to shipment of waste to an outside waste disposal site during the 1980s.

In 2000, the Company recognized pretax charges of $5,829,000 for the costs of actions designed primarily to reposition the Company for improved productivity and future profitability. Pretax charges of $5,253,000 were recorded in the fourth quarter and $576,000 in the first quarter, reducing net income by $3,778,000, or $.62 per share for the year. The Company closed its Whiting Metals fabrication plant in Camden, South Carolina in the first quarter of 2000, and closed its Augusta, Georgia chemicals processing plant in the third quarter of 2001.

In the Specialty Chemicals Segment, a pretax charge of $2,324,000 was recorded in 2000 to write off fixed assets largely related to the discontinuance of a contract processing agreement covering a herbicide intermediate. The write-off amount was recorded net of a note receivable totaling $1,029,000, $244,000 at December 28, 2002, which is reimbursing the Company for part of the capital cost, and is being received in equal payments through June 2003. Most of the equipment was at the Augusta plant and management had originally planned to move it to the Spartanburg, South Carolina plant. However, in December 2000, an agreement was reached to cancel the project. During the second quarter of 2001, the Company discontinued production at the Augusta plant after completing its product supply obligations. Most of the remaining products produced at the Augusta plant were transferred to the Spartanburg facility. A $610,000 provision was recorded in 2000 to cover the costs related to the closure of the Augusta plant. No additional costs were incurred during 2002 or 2001.

The Colors Segment recorded an inventory charge of $555,000 in the fourth quarter of 2000 to cover price decreases and off-standard raw materials. During the first quarter of 2000, the Specialty Chemicals Segment recorded a charge of $65,000 for cleaning up a chemical spill. In the Metals Segment, a pretax charge of $352,000 was recorded in the first quarter of 2000 for the costs of closing the Whiting plant.

The Colors Segment and Metals Segment recorded pretax charges of $1,708,000 and $57,000, respectively, for environmental remediation costs in the fourth quarter of 2000 including $1,148,000 at the Augusta plant, which has been closed. See Note I for further discussions of the environmental charges.

All of the pretax charges for 2000 were recorded in cost of goods sold except for a one-time unexpected $158,000 payment made by the Company under a contract related to a pre 1973 employment matter which was recorded in corporate administrative costs in the first quarter of 2000.

Note D Investments in Equity Securities

During 2002, the Company sold its investment in Ta Chen International Corp. for $701,000, realizing a pretax gain of $418,000. The Company also sold the remaining shares of its investment in SpanAmerica for $285,000 realizing a pretax gain of $87,000.

During 2001, the Company received $245,000 from the sale of a portion of its SpanAmerica investment realizing a pre-tax gain of $68,000.

Investments in equity securities consisted of the following:

	Fair Value of Investment	Unrealized Appreciation	Other Comprehensive Income, Net	Deferred Income Taxes
2001	$ 885,194	$ 356,391	$ 231,391	$ 125,000
2000	1,077,599	372,251	242,251	130,000

The unrealized appreciation of the investments were recorded as other comprehensive income included in shareholders' equity, net of deferred income taxes.

All the Company's investments were classified as available for sale.

Note E Property, Plant and Equipment

Property, plant and equipment consist of the following:

	2002	2001	2000
Land	$ 406,868	$ 458,720	$ 458,720
Land improvements	953,390	970,900	945,235
Buildings	14,227,581	16,896,378	13,447,206
Machinery, fixtures and equipment	40,855,133	42,656,337	40,436,242
Construction-in-progress	283,739	1,139,734	1,181,273
	-----------------	-----------------	-----------------
	56,726,711	62,122,069	56,468,676
Less accumulated depreciation	35,520,292	36,621,995	33,893,926
	-----------------	-----------------	-----------------
Total property, plant and equipment	$ 21,206,419	$ 25,500,074	$ 22,550,622
	==========	==========	==========

Note F Deferred Charges

Deferred charges consist of the following:

	2002	2001	2000
Goodwill	$ 2,050,559	$ 2,843,965	$ 2,843,965
Product license agreements	150,000	169,057	121,946
Debt expense	473,285	-	37,500
	-----------------	-----------------	-----------------
	2,673,844	3,013,022	3,003,411
Less accumulated amortization	816,674	1,251,868	1,049,980
	-----------------	-----------------	-----------------
	$ 1,857,170	$ 1,761,154	$ 1,953,431
	==========	==========	==========

Note G Line of Credit

On July 26, 2002, the Company entered into a new Credit Agreement with a new bank to provide a $19,000,000 line of credit expiring on July 25, 2004, and refinanced the Company's notes payable and long term debt replacing the existing bank indebtedness. Although the line of credit does not expire until 2004, the Company anticipates reducing the amount owed under the line of credit to approximately $10,000,000 over the next twelve months and has therefore classified $3,863,000 as a current liability. Current interest rates are prime plus .25 percent or LIBOR plus 2.75 percent, and can vary based on EBITDA performance from prime to prime plus .75 percent and LIBOR plus 2.50 percent to LIBOR plus 3.25 percent. The Company has the option of electing to borrow portions of the outstanding loan balance under the LIBOR plus 2.50 rate, and has had $12,000,000 subject to that rate since July 26. The rates at December 28, 2002 were 4.5 percent for borrowings based on the prime rate, and 4.5888 percent for borrowings based on the LIBOR rate. Borrowings under the Agreement are limited to a borrowing base calculation including eligible accounts receivable, inventories, and cash surrender value of the Company's life insurance as defined in the Agreement. As of December 28, 2002, the amount available for borrowing was $17,138,000 of which $13,863,000 was borrowed leaving $3,276,000 of availability.

Borrowings under the Credit Agreement are collateralized by accounts receivable, inventory, cash surrender value of life insurance and the equipment located at the Manufacturers Chemicals and Bristol Metals plants. Covenants include, among others, maintaining certain EBITDA and tangible net worth amounts, and prohibits the payment of dividends.

Average short-term borrowings outstanding during fiscal 2002, 2001 and 2000 were $4,178,000, $4,966,000 and $6,029,000 with weighted average interest rates of 5.41 percent, 5.47 percent and 7.24 percent, respectively. The Company made interest payments of $668,000 in 2002, $957,000 in 2001 and $1,235,000 in 2000.

Note H Accrued Expenses

Accrued expenses consist of the following:

	2002	2001	2000
Salaries, wages and commissions	$ 382,311	$ 634,090	$ 1,373,286
Insurance	319,919	364,406	237,582
Interest	141,879	68,621	59,375
Pension	124,608	113,138	112,070
Taxes, other than income taxes	118,152	402,025	223,638
Advances from customers	77,011	23,965	57,168
Plant closing costs, (Note C)	-	-	610,000
Other accrued items	448,914	381,065	276,404
	----------------	--------------	---------------
Total accrued expenses	$ 1,612,794	$ 1,987,310	$ 2,997,379
	=========	========	=========

Note I Environmental Compliance Costs

At December 28, 2002, the Company has accrued $1,584,000 in remediation costs which, in management's best estimate, will satisfy anticipated costs of known remediation requirements as outlined below. Expenditures related to costs currently accrued are not discounted to their present values and are expected to be made over the next two to five years. As a result of the evolving nature of the environmental regulations, the difficulty in estimating the extent and remedy of environmental contamination, and the availability and application of technology, the estimated costs for future environmental compliance and remediation are subject to uncertainties and it is not possible to predict the amount or timing of future costs of environmental matters which may subsequently be determined. Subject to the difficulty in estimating future environmental costs, the Company believes that the likelihood of material losses in excess of the amounts recorded is remote.

Prior to 1987, the Company utilized certain products at its chemical facilities that are currently classified as hazardous waste. Testing of the groundwater in the areas of the treatment impoundments at these facilities disclosed the presence of certain contaminants. In addition, several solid waste management units ("SWMUs") at the plant sites have been identified. During 1994, the Company completed a reevaluation of its remediation plans including RCRA Facility Investigations which have been submitted for regulatory approval. In 1998 the Company completed an RCRA Facility Investigation at its Spartanburg plant site, and based on the results, completed a Corrective Measures Study in 2000. A Corrective Measures Plan specifying remediation procedures to be performed was submitted in 2000 for regulatory approval. The Company recorded a special charge of $560,000 in 2000 and has $1,284,000 accrued at December 28, 2002, to accrue for additional estimated future remedial, cleanup and monitoring costs.

At the Augusta plant site, the Company submitted in 2000 results of a Phase II Monitoring Plan for regulatory approval. After receiving approval, a Risk Assessment and Corrective Measures Plan was developed and submitted for regulatory approval. A Closure and Post-Closure Care Plan was submitted and approved in 2001 for the closure of the surface impoundment. Based on the anticipated results of the studies performed at the site, the Company recorded a special charge of $1,148,000 in the fourth quarter of 2000. The Company completed the surface impoundment during 2002, and has $218,000 accrued at December 28, 2002 for additional estimated future remedial, cleanup and monitoring costs.

The Company has identified and evaluated two SWMUs at its plant in Bristol, Tennessee that revealed residual groundwater contamination. An Interim Corrective Measures Plan was submitted for regulatory approval in December 2000 to address the final area of contamination identified. The Company accrued $61,000 in the fourth quarter of 1998 and an additional $57,000 in the fourth quarter of 2000, of which $82,000 remains accrued at December 28, 2002, to provide for estimated future remedial and cleanup costs.

The Company has been designated, along with others, as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act, or comparable state statutes, at three waste disposal sites. During 2002, the Company settled its obligation at one of the sites accruing $97,000 in June 2002. It is impossible to determine the ultimate costs related to the remaining two sites due to several factors such as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions which may be required, and the determination of the Company's liability in proportion to other responsible parties. At the present time, the Company does not have sufficient information to form an opinion as to whether it has any liability, or the amount of such liability, if any. However, it is reasonably possible that some liability exists.

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

Note J Deferred Compensation

The Company has a deferred compensation agreement with a former officer and current Board of Directors' member. Amounts deferred became payable upon retirement of the officer. Interest accrued on amounts deferred, net of estimated income tax benefits deferred by the Company until payments were made, at rates consistent with other invested retirement funds held by the Company in accordance with the agreement. No compensation was deferred in 2002, 2001 and 2000. The Company made a $266,000 payment in 2002. At December 28, 2002, the amount deferred totaled $272,000, including accrued interest earned in 2002 of $9,000. The remaining balance was paid in January 2003.

The Company has deferred compensation agreements with certain former officers providing for payments for ten years in the event of pre-retirement death or the longer of ten years or life beginning at age 65. The present value of such vested future payments, $542,000 at December 28, 2002, has been accrued.

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

Note L Stock Options

A summary of activity in the Company's stock option plans is as follows:

	Weighted Average Exercise Price	Outstanding	Available
At January 1, 2000	$11.17	402,000	223,000

Granted	6.75	6,000	(6,000)
Exercised	-	-	-
Cancelled		(3,750)	3,750
Expired		(8,000)	-
	-------------	-------------	-------------
At December 30, 2000	$11.13	396,250	220,750

Granted	6.05	106,000	(106,000)
Exercised	-	-	-
Cancelled		(28,750)	28,750
Expired		(30,000)	-
	------------	-------------	-------------
At December 2, 2001	$9.94	443,500	143,500

Authorized			222,000
Granted	$4.65	163,500	(163,500)
Exercised	$-	-	-
Cancelled		(3,750)	3,750
	-------------	-------------	-------------
At December 28, 2002	$8.52	603,250	205,750
	=======	========	========

The following table summarizes information about stock options outstanding at December 28, 2002:

	Outstanding Stock Options			Exercisable Stock Options
		Weighted Average
Range of Prices	Shares	Exercise Price	Remaining Contractual Life in Years	Shares	Weighted Average Exercise Price
$9.75	51,500	$ 9.75	.84	51,500	$ 9.75
$11.88 to $14.83	42,000	$ 12.51	1.50	42,000	$ 12.51
$18.88	16,000	$ 18.88	3.33	16,000	$ 18.88
$15.13	88,000	$ 15.13	4.33	88,000	$ 15.13
$13.63	6,000	$ 13.63	5.53	6,000	$ 13.63
$7.28 to $7.75	124,250	$ 7.68	6.41	76,950	$ 7.68
$6.75	6,000	$ 6.75	7.39	6,000	$ 6.75
$5.01 to $6.11	106,000	$ 6.05	8.58	26,000	$ 5.86
$4.65	163,500	$ 4.65	9.32	7,500	$ 4.65

The Company grants to non-employee directors, officers and key employees options to purchase common stock of the Company under three Plans adopted in 1988, 1994 and 1998. Options were granted through January 28, 1998 under the 1988 Plan. Under the 1994 Plan options may be granted through April 29, 2004, and through April 30, 2008 under the 1998 Plan at a price not less than the fair value on the date of grant. Under the 1988 and 1998 Plans, options may be exercised beginning one year after date of grant at a rate of 20 percent annually on a cumulative basis. Under the 1994 Non-Employee Directors' Plan, options may be exercised at the date of grant. At the 2002, 2001 and 2000 respective year ends, 319,950, 253,900 and 237,850 shares of the options outstanding were fully exercisable.

The Company has elected to apply the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," (APB No. 25) in the computation of compensation expense. Under APB No. 25's intrinsic value method, compensation expense is determined by computing the excess of the market price of the shares over the exercise price on the measurement date. For the Company's options, the intrinsic value on the measurement date (or grant date) is zero, and no compensation expense is recognized. FASB Statement No. 123 requires the Company to disclose pro forma net income and income per share as if a fair value based accounting method had been used in the computation of compensation expense. The fair value of the options computed under Statement No. 123 would be recognized over the vesting period of the options. The fair value for the Company's options granted subsequent to December 31, 1994 was estimated at the time the options were granted using the Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000, respectively: risk-free interest rate of five percent; volatility factors of the expected market price of the Company's Common Shares of .694, .690 and .703; an expected life of the option of seven years. The dividend yield used in the calculation was zero percent for 2002 and two percent for 2001 and 2000. The weighted average fair values on the date of grant were $3.26, $3.54 and $4.00 in 2002, 2001 and 2000, respectively. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The effects of applying Statement No. 123 may not be representative of the effects on reported net income in future years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The following is the pro forma information for 2002, 2001 and 2000:

	2002	2001	2000
Net loss reported	$ (4,843,089)	$ (318,134)	$ (1,083,334)
Compensation expense, net of tax	(199,370)	(93,076)	(224,081)
	-------------	-------------	-------------
Pro forma net loss	$ (5,042,459)	$ (411,210)	$ (1,307,415)
	========	========	========
Basic and diluted loss per share	$ (.81)	$ (.05)	$ (.18)
	-------------	-------------	-------------
Compensation expense, net of tax	(.04)	(.02)	(.03 )
	-------------	-------------	-------------
Pro forma basic and diluted loss per share	$ (.85)	$ (.07)	$ (.21)
	========	========	========

Note M Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows at the respective year ends:

(Dollar amounts in thousands)
	2002	2001	2000
Deferred tax assets: Allowance for doubtful accounts Deferred compensation Inventory capitalization Accrued group insurance Environmental reserves Other	$ 287 296 386 109 358 233	$ 333 384 381 122 486 41	$ 343 491 340 75 675 226
	--------	--------	--------
Total deferred tax assets	1,669	1,747	2,150
	--------	--------	--------
Deferred tax liabilities: Tax over book depreciation Prepaid expenses Unrealized gain on investment	1,831 537 -	2,184 552 125	2,202 387 130
	--------	--------	--------
Total deferred tax liabilities	2,368	2,861	2,719
	--------	--------	--------
Net deferred tax liabilities	$ (699)	$ (1,114)	$ (569)
	=====	=====	=====

Significant components of the provision for income taxes are as follows:

(Dollar amounts in thousands)
	2002	2001	2000
Current: Federal State	$ (2,180) (34)	$ (701) (22)	$ 174 8
	----------	----------	----------
Total current	(2,214)	(723)	182
Deferred: Federal State	(286) (4)	534 16	(698) (72)
	----------	----------	----------
Total deferred	(290)	550	(770)
	----------	----------	----------
Total	$ (2,504)	$ (173)	$ (588)
	=======	======	=======

The reconciliation of income tax computed at the U. S. federal statutory tax rates to income tax expense is:

	2002		2001		2000
(Dollar amount in thousands)	Amount	%	Amount	%	Amount	%
Tax at U.S. Statutory rates	$ (2,414)	34.0%	$ (167)	34.0%	$ (568)	34.0%
State income taxes, net of federal tax benefit	(25)	..3%	(3)	..6%	(39)	2.3%
Other, net	(65)	.9%	(3)	.6%	19	(1.1%)
	------------	-----------	-----------	-----------	-----------	-----------
Total	$ (2,504)	35.2%	$ (173)	35.2%	$ (588)	35.2%
	=======	======	======	======	======	======

Income tax payments of approximately $93,000, $278,000 and $1,728,000 were made in 2002, 2001 and 2000, respectively.

Note N Benefit Plans

The Company has a 401(k) Employee Stock Ownership Plan covering all non-union employees. Employees may contribute to the Plan up to 100 percent of their salary with a maximum of $11,000 for 2002. Contributions by the employees are invested in one or more funds at the direction of the employee; however, employee contributions cannot be invested in Company stock.

Contributions by the Company are made primarily in Synalloy stock. The Company contributes on behalf of each participant who is eligible a matching contribution equal to a percentage which is determined each year by the Board of Directors. For 2002 the maximum was four percent. The matching contribution is allocated monthly. Matching contributions of approximately $334,000, $342,000 and $360,000 were made for 2002, 2001 and 2000, respectively. The Company may also make a discretionary contribution, which shall be distributed to all eligible participants regardless of whether they contribute to the Plan. No discretionary contributions were made to the Plan in 2002, 2001 and 2000.

The Company also contributes to union-sponsored defined contribution retirement plans. Contributions relating to these plans were approximately $386,000, $467,000 and $433,000 for 2002, 2001 and 2000, respectively.

Note O Contingencies

The Company is from time to time subject to various claims, other possible legal actions for product liability and other damages, and other matters arising out of the normal conduct of the Company's business. Other than the environmental contingencies discussed in Note I, management believes that based on present information, the likelihood that liability, if any exists, is remote.

Note P Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:
(Dollar amounts in thousands)	2002	2001	2000
Numerator:
Net loss	$(4,843,089)	$(318,134)	$(1,083,334)
Denominator:
Denominator for basic earnings
per share-weighted average shares	5,964,304	5,964,336	6,165,568
Effect of dilutive securities:
Employee stock options	-	538	-
	---------------	-------------	-------------
Denominator for diluted
earnings per share	5,964,304	5,964,874	6,165,568
	========	========	========
Basic loss per share	$(.81)	$(.05)	$(.18)
	========	========	========
Diluted loss per share	$(.81)	$(.05)	$(.18)
	========	========	========

The diluted earnings per share calculation excludes the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti dilutive effect. The Company had 603,250, 437,500 and 396,250 weighted average shares of common stock which were not included in the diluted earnings per share calculation as their effect was anti-dilutive in 2002, 2001 and 2000, respectively.

Note Q Acquisitions

On July 16, 2001, the Company purchased certain assets of Global Chemical Resources, located in Dalton, Georgia. Dalton manufactures and resells chemical specialties and heavy chemicals and blends and resells dyestuffs to the carpet and rug industries, selected textile mills and the wire drawing industry. Total cost of the acquisition was $2,818,000. The Company funded the acquisition with available cash. The acquisition was accounted for by the purchase method of accounting with the purchase price allocated to the underlying assets based on their respective fair values at the date of acquisition. Since the purchase price was approximately equal to the fair value of the net assets acquired, no goodwill was recorded. The Company's consolidated financial statements include the results of Dalton from the date of acquisition. The acquisition did not have a material impact on 2001 operations; therefore, no pro forma data has been presented.

Note R Industry Segments

Synalloy Corporation operates in three principal industry segments: metals, colors and specialty chemicals. The Company identifies such segments based on products and services. The Metals Segment consists of Bristol Metals, a wholly-owned subsidiary. The Colors and Chemicals Segments consist of Blackman Uhler Chemical Company, a division of the Company, and Manufacturers Chemicals and Organic Pigments Corporation, which are wholly-owned subsidiaries.

The Colors Segment manufactures dyes, pigments and auxiliaries primarily for the textile, carpet, flexographic printing, graphic arts and coatings industries. The Specialty Chemicals Segment manufactures a wide variety of specialty chemicals for the textile, carpet, chemical, paper, metals, petroleum and pharmaceutical industries. The Metals Segment manufactures welded stainless steel pipe and highly specialized products, most of which are custom-produced to individual orders, required for corrosive and high-purity processes used principally by the chemical, petrochemical and pulp and paper industries. Products include piping systems, fittings, tanks, pressure vessels and a variety of other components.

Operating profit is total revenue less operating expenses, excluding interest expense and income taxes. Identifiable assets (all of which are in the United States) are those assets used in operations by each segment. Centralized data processing and accounting expenses are allocated to the three Segments based upon estimates of their percentage of usage. Corporate assets consist principally of cash, certain investments, and property and equipment. No single customer or agency (domestic or foreign) accounted for more than ten percent of revenues in 2002, 2001 and 2000.

The Company has a distributorship agreement with a company that supplies about 90, 89 and 92 percent of the products that produced about 13, 28 and 27 percent of the Colors Segment's sales in 2002, 2001 and 2000, respectively. The supplier has been the principal source of these products since 1985. Although the Company believes that this supplier will continue to be a source of these products in the future, there is no assurance of this. Loss of this supplier would have a materially adverse short-term effect on the Company's sales and net income. However, management believes that if the agreement with this supplier is not continued in the future, other suppliers could be found to replace most of the products.

Segment information:

(Dollars in thousands except per share data)	2002	2001	2000
Net sales
Color Segment	$19,182	$23,135	$25,960
Specialties Segment	22,915	20,626	21,221
	-----------	-----------	-----------
Chemicals Group	42,097	43,761	47,181
Metals Segment	43,364	47,343	66,771
	-----------	-----------	-----------
Total net sales	$85,461	$91,104	$113,952
	======	======	======
Operating (loss) income
Colors Segment	(4,687)	(812)	(3,058)
Specialties Segment	222	(743)	(4,745)
	-----------	-----------	-----------
Chemicals Group	(4,465)	(1,555)	(7,803)
Metals Segment	(1,652)	2,444	8,420
	-----------	-----------	-----------
	(6,117)	889	617
Less unallocated corporate expense	783	877	1,160
	-----------	-----------	-----------
Operating (loss) income	(6,900)	12	(543)
Other expense, net	212	503	1,128
	-----------	-----------	-----------
Loss before taxes	$(7,112)	$(491)	$(1,671)
	======	======	======
Identifiable assets
Colors Segment	$11,567	$20,406	$20,505
Specialties Segment	16,352	16,728	12,743
	-----------	-----------	-----------
Chemicals Group	27,919	37,134	33,248
Metals Segment	25,907	27,124	34,670
Corporate	6,140	5,588	5,426
	-----------	-----------	-----------
	$59,966	$69,846	$73,344
	======	======	======
Depreciation and amortization
Colors Segment	$616	$791	$675
Specialties Segment	884	824	1,784
	-----------	-----------	-----------
Chemicals Group	1,500	1,615	2,459
Metals Segment	1,391	1,395	1,403
Corporate	489	368	207
	-----------	-----------	-----------
	$3,380	$3,378	$4,069
	======	======	======
Capital expenditures
Colors Segment	$154	$157	$1,000
Specialties Segment	1,259	4,089	1,477
	-----------	-----------	-----------
Chemicals Group	1,413	4,246	2,477
Metals Segment	378	1,171	870
Corporate	361	1,019	36
	-----------	-----------	-----------
	$2,152	$6,436	$3,383
	======	======	======
Geographic sales
United States	$83,067	$87,298	$111,029
Elsewhere	2,394	3,806	2,923
	-----------	-----------	-----------
	$85,461	$91,104	$113,952
	======	======	======
Note S Quarterly Results (unaudited)

The following is a summary of quarterly operations for 2002, 2001 and 2000:

				Net (Loss) Income Per Common Share
	Net Sales	Gross Profit	Net (Loss) Income	Diluted	Basic
2002
First Quarter	$20,422	$1,585	$(1,158)	$(.19)	$(.19)
Second Quarter	22,013	(493)	(3,744)	(.63)	(.63)
Third Quarter	21,958	2,681	42.01		.01
Fourth Quarter	21,068	1,868	17.00		.00
2001
First Quarter	$25,103	$3,600	$486	$.08	$.08
Second Quarter	22,605	2,632	(54)	(.01)	(.01)
Third Quarter	22,997	2,617	(293)	(.05)	(.05)
Fourth Quarter	20,399	1,735	(457)	(.08)	(.08)
2000
First Quarter	$32,271	$5,198	$1,074	$.17	$.17
Second Quarter	31,891	4,935	1,197.19		.19
Third Quarter	24,964	2,230	(328)	(.05)	(.05)
Fourth Quarter	24,826	41	(3,026)	(.50)	(.50)

First quarter Net Income and Per Share numbers for 2002 include a goodwill impairment charge of $235,000 and $.04 per share, respectively.

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

Report of Independent Auditors

Shareholders and Board of Directors
Synalloy Corporation

We have audited the accompanying consolidated balance sheets of Synalloy Corporation and subsidiaries as of December 28, 2002, December 29, 2001 and December 30, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 28, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synalloy Corporation and subsidiaries at December 28, 2002, December 29, 2001 and December 30, 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements and schedule taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note B to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" in the year ending December 28, 2002.

Ernst & Young LLP

Greenville, South Carolina
February 21, 2003

Item 9 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

PART III

Item 10 Directors and Executive Officers of the Registrant

Incorporated by reference to the information set forth under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement to be used in connection with its Annual Meeting of Shareholder to be held April 24, 2003 (the "Proxy Statement").

Item 11 Executive Compensation

Incorporated by reference to the information set forth under the caption "Remuneration of Directors and Officers" in the Proxy Statement.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the information set forth under the captions "Beneficial Owners of More Than Five Percent of the Company's Common Stock" and "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

Equity Compensation Plan Information

The following table sets forth aggregated information as of December 31, 2002 about all of the Company's equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders	603,250	$8.52	205,750
Equity compensation plans not approved by security holders	0	0	0
	------------	------------	------------
Total	603,250	$8.52	205,750
	=======	=======	=======

At the February 6, 2003 meeting of the Board of Directors, the Board determined that for the 12-month period beginning at the 2003 Annual Meeting of Shareholders, each non-employee Director elected to serve will receive 5,000 shares of the Company's stock in lieu of an annual cash retainer and an option to purchase 1,500 shares of the Company's stock. The above table does not reflect the 25,000 shares to be issued to the newly elected non-employee directors.

Item 13 Certain Relationships and Related Transactions

None

Item 14 Disclosure Controls and Procedures

(a) Based on their evaluation of the issuer's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-14(c) and 240.15d-14(c)) as of a date within 90 days prior to the filing of this annual report, the issuer's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures was adequate.

(b) There were no significant changes in the issuer's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as a part of this report:

1. Financial Statements: The following consolidated financial statements of Synalloy Corporation are included in Item 8:

Consolidated Balance Sheets for the years ended December 28, 2002, December 29, 2001 and December 30, 2000
Consolidated Statements of Operations at December, 28, 2002, December 29, 2001 and December 30, 2000Consolidated Statements of Shareholders' Equity for the years ended December 28, 2002, December 29, 2001 and December 30, 2000
Consolidated Statements of Cash Flows for the years ended December, 28, 2002, December 29, 2001 and December 30, 2000
Notes to Consolidated Financial Statements

2. Financial Statements Schedules: The following consolidated financial statements schedule of Synalloy Corporation is included in Item 15(d).

Schedule II - Valuation and Qualifying Accounts for the years ended December 28, 2002, December 29, 2001 and December 30, 2000

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3. Listing of Exhibits:

See "Exhibit Index"

(b). Reports on Form 8-K: There were no reports on Form 8-K filed during the fourth quarter of the 2002 fiscal year.

(c). Exhibits: The response to this portion of Item 15 is submitted in a separate section of this report.

(d). Financial Statements Schedules: The response to this portion of Item 15 is submitted as a separate section of this report.

Schedule II Valuation and Qualifying Accounts

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Deductions Describe (1)	Balance at End of Period
Year ended December 28, 2002 Deducted from asset account: Allowance for doubtful accounts	$ 1,128,000	$ 522,000	$ 402,000	$ 1,248,000
Year ended December 29, 2001 Deducted from asset account: Allowance for doubtful accounts	$ 1,056,000	$ 295,000	$ 223,000	$ 1,128,000
Year ended December 30, 2000 Deducted from asset account: Allowance for doubtful accounts	$ 1,075,000	$ 391,000	$ 410,000	$ 1,056,000

(1) Allowances, uncollected accounts and credit balances written off against reserve, net of recoveries.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By /s/ Ralph Matera Ralph Matera Chief Executive Officer	March 25, 2003 Date
By /s/ Gregory M. Bowie Chief Financial Officer	March 25, 2003 Date
SYNALLOY CORPORATION Registrant

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ James G. Lane, Jr. James G. Lane, Jr. Chairman of the Board	March 25, 2003 Date
By /s/ Glenn R. Oxner Glenn R. Oxner Director	March 25, 2003 Date
By /s/ Sibyl N. Fishburn Sibyl N. Fishburn Director	March 25, 2003 Date
By /s/ Carroll D. Vinson Carroll D.Vinson Director	March 25, 2003 Date
By /s/ Murray H. Wright Murray H. Wright Director	March 25, 2003 Date

Certifications

I, Gregory M. Bowie, certify that:

1. I have reviewed this annual report on Form 10-K of Synalloy Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 5, 2003	/s/ Gregory M. Bowie Gregory M. Bowie Chief Financial Officer

Certification

I, Ralph Matera, certify that:

1. I have reviewed this annual report on Form 10-K of Synalloy Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 5, 2003	/s/ Ralph Matera Ralph Matera Chief Executive Officer

Exhibit No. from Item 601 of Regulation S-B	Description
3.1	Restated Certificate of Incorporation of Registrant, as amended, incorporated by reference to Registrant's Form 10-Q for the period ended March 31, 2001 (the "first quarter 2001 Form 10-Q")
3.2	Bylaws of Registrant, as amended, incorporated by reference to the first quarter 2001 Form 10-Q
4.1	Form of Common Stock Certificate, incorporated by reference to the first quarter 2001 Form 10-Q
4.2

Rights Agreement, dated as of February 4, 1999, as amended May 22, 2000, between registrant and American Stock Transfer and Trust Company, incorporated by reference to exhibits to Registrant's Form 8-K filed May 22, 2000 and Form 8-A filed March 29, 1999, to the first quarter 2001 Form 10-Q

10.1	Synalloy Corporation 1988 Long-Term Incentive Stock Plan, incorporated by reference to the first quarter 2001 Form 10-Q
10.2	Synalloy Corporation Restated 1994 Non-Employee Directors' Stock Option Plan, incorporated by reference to the first quarter 2001 Form 10-Q
10.3	Synalloy Corporation 1998 Long-Term Incentive Stock Plan, incorporated by reference to the first quarter 2001 Form 10-Q
10.4	Restated Employment Agreement, dated January 1, 2001, between Registrant and James G. Lane, Jr., incorporated by reference to the first quarter 2001 Form 10-Q
10.5	Employment Agreement, dated November 25, 1996, between Registrant and Ronald H. Braam, incorporated by reference to the first quarter 2001 Form 10-Q
10.6	Restated Salary Continuation Agreement, dated January 1, 2001, between Registrant and Ronald H. Braam, incorporated by reference to the first quarter 2001 Form 10-Q
10.7	Amendment to Restated Salary Continuation Agreement, dated January 1, 2001, between Registrant and Ronald H. Braam, incorporated by reference to the first quarter 2001 Form 10-Q
10.7	Restated Deferred Compensation Agreement, dated December 14, 1995, between Registrant and James G. Lane, Jr., incorporated by reference to the first quarter 2001 Form 10-Q
10.8	Registrant's Subsidiary and Divisional Management Incentive Plan, incorporated by reference to the first quarter 2001 Form 10-Q
10.9	Employment Agreement, dated July 25, 2001, between Registrant and Ralph Matera, incorporated by reference to Registrant's Form 10-Q for the period ended June 30, 2001
10.11

Loan and Security Agreement, dated as of July 26, 2002 between Registrant and Foothill Capital Corporation, and related documents, incorporated by reference to the Registrant's Form 10-Q for the period ended June 29, 2002

21	Subsidiaries of the Registrant