Form 10-Q
period 2003-03-29
SYNALLOY CORP
filed 2003-05-13
CIK 95953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to ____

Commission file number 0-19687

SYNALLOY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	57-0426694 (IRS Employer Identification Number)

2155 West Croft Circle Spartanburg, South Carolina (Address of principal executive offices)	29302 (Zip code)

(864) 585-3605
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X     No       .

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. Yes____ No _x_

The number of shares outstanding of the registrant's common stock as of May 12, 2003 was 5,964,304.


Synalloy Corporation

Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Condensed consolidated balance sheets - March 29, 2003 and December 28, 2002
Condensed consolidated statements of income - Three months ended March 29, 2003 and March 30, 2002
Condensed consolidated statements of cash flows - Three months ended March 29, 2003 and March 30, 2002
Notes to condensed consolidated financial statements - March 29, 2003
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 4.	Controls and Procedures

PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K
Signatures and Certifications


PART I
Item 1. Financial Statements
Synalloy Corporation
Condensed Consolidated Balance Sheets	Mar 29, 2003	Dec 28, 2002
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$4,039	$48,656
Accounts receivable, less allowance
for doubtful accounts	12,403,066	11,424,904
Inventories
Raw materials	7,580,140	7,053,787
Work-in-process	4,090,905	3,586,785
Finished goods	9,773,402	9,113,902
Total inventories	21,444,447	19,754,474

Deferred income taxes	479,000	479,000
Income taxes receivable	1,575,483	1,342,435
Prepaid expenses and other current assets	695,451	541,696
Total current assets	36,601,486	33,591,165

Cash value of life insurance	2,396,299	2,381,299
Property, plant & equipment, net of accumulated
depreciation of $36,243,000 and $35,520,000	20,754,526	21,206,419
Deferred charges and other assets	2,804,080	2,787,336

Total assets	$62,556,391	$59,966,219
	=========	=========
Liabilities and Shareholders' Equity
Current liabilities
Notes payable	$5,510,636	$3,863,088
Accounts payable	7,573,558	7,039,179
Accrued expenses	2,813,796	1,612,794
Current portion of environmental reserves	982,965	1,016,454
Total current liabilities	16,880,955	13,531,515

Long-term debt, less current portion	10,000,000	10,000,000
Environmental reserves	419,015	567,696
Deferred compensation	542,311	814,662
Deferred income taxes	1,178,000	1,178,000

Shareholders' equity
Common stock, par value $1 per share - authorized
12,000,000 shares; issued 8,000,000 shares	8,000,000	8,000,000
Capital in excess of par value	9,491	9,491
Retained earnings	42,613,980	42,952,216
Less cost of Common Stock in treasury:
2,065,696 shares	(17,087,361)	(17,087,361)
Total shareholders' equity	33,536,110	33,874,346

Total liabilities and shareholders' equity	$62,556,391	$59,966,219
	=========	=========
Note: The balance sheet at December 28, 2002 has been derived from the audited financial statements at that date. See accompanying notes to condensed consolidated financial statements.
Synalloy Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended
	March 29, 2003	(1Restated) March 30, 2002

Net sales	$20,298,570	$20,422,691

Cost of sales	18,124,278	18,837,266

Gross profit	2,174,292	1,585,425

Selling, general and administrative expense	2,463,730	2,855,447

Operating loss	(289,438)	(1,270,022)

Other (income) and expense
Gain on sale of investments	-	(65,916)
Interest expense	246,296	219,096
Other, net	(7,498)	663

Loss before taxes	(528,236)	(1,423,865)

Benefit for income taxes	(190,000)	(501,000)

Loss before cumulative effect of a change in
accounting principle	(338,236)	(922,865)

Cumulative effect, net of income tax of $127,000, of a change
in accounting principle	-	(235,473)

Net loss	$(338,236)	$(1,158,338)
	==========	==========

Net loss per basic and diluted common share:
Before cumulative effect of a change in accounting principle	($.06)	($.15)
Cumulative effect of a change in accounting principle	$ -	($.04)
	($.06)	($.19)
	=========	=========
Shares Outstanding
Basic	5,964,304	5,964,304
	=========	=========
Diluted	5,964,304	5,964,304
	=========	=========
1Restated for implementation of FAS 142
See accompanying notes to condensed consolidated financial statements


Synalloy Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)	Three Months Ended
		(1Restated)
Operating activities	March 29, 2003	March 30, 2002
Net loss	$(338,236)	$(1,158,338)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation expense	737,199	844,231
Amortization of deferred charges	86,106	35,642
Deferred compensation	(272,351)	(268,241)
Deferred income taxes	-	(26,000)
Provision for losses on accounts receivable	67,846	1,396
Loss (gain) on sale of property, plant and equipment	(2,690)	36,839
Write-off of goodwill	-	362,473
Gain on sale of investment	-	(65,916)
Cash value of life insurance	(15,000)	33,618
Environmental reserves	(182,170)	(112,810)
Changes in operating assets and liabilities:
Accounts receivable	(1,046,008)	(473,727)
Inventories	(1,689,973)	1,405,714
Other assets	(484,683)	(429,471)
Accounts payable	534,379	767,035
Accrued expenses	1,201,002	229,440
Income taxes payable	(233,048)	(647,000)
Net cash (used in) provided by operating activities	(1,637,627)	534,885

Investing activities
Purchases of property, plant and equipment	(287,616)	(611,902)
Proceeds from sale of property, plant and equipment	5,000	10,000
Decrease in note receivables	228,078	125,000
Proceeds from sale of investments	-	285,260
Net cash used in investing activities	(54,538)	(191,642)

Financing activities
Proceeds from revolving lines of credit	22,070,809	6,879,000
Payments on revolving lines of credit	(20,423,261)	(6,995,000)
Net cash provided by (used in) financing activities	1,647,548	(116,000)

(Decrease) increase in cash and cash equivalents	(44,617)	227,243
Cash and cash equivalents at beginning of year	48,656	4,989

Cash and cash equivalents at end of period	$4,039	$232,232
	==========	=========
1Restated for implementation of FAS 142
See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

March 29, 2003

NOTE 1--

BASIS OF PRESENTATION: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 29, 2003, are not necessarily indicative of the results that may be expected for the year ending January 3, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended December 28, 2002.

CHANGE IN ACCOUNTING PRINCIPLE: In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets ("Statements") effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company applied the new standards on accounting for goodwill and other intangible assets during the second quarter of 2002, which resulted in a one-time charge of $235,000, or $.04 per share, representing the cumulative effect of a change in accounting principle, recorded as a restatement in the first quarter and included in the year-to-date numbers.

NOTE 2--INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.

NOTE 3--STOCK OPTIONS

The Company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Standards Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Statement of Financial Accounting Standards No. 123 requires the Company to disclose pro forma net income and income per share data as if a fair value based accounting method had been used in the computation of compensation expense. Under APB No. 25, because the exercise price of the Company's employee stock options at least equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. For purposes of the following pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period:


Synalloy Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

March 29, 2003

	THREE MONTHS ENDED
	March 29, 2003	March 30, 2002
Net loss reported	$(338,236)	$(1,158,338)
Compensation expense, net of tax	(41,835)	(59,921)
Pro forma net loss	$(380,071)	$(1,218,259)
	========	=========
Basic and diluted loss per share	$(.06)	$(.19)
Compensation expense, net of tax	(.01)	(.01)
Pro forma basic and diluted net loss per share	$(.07)	$(.20)
	========	========

NOTE 4--SEGMENT INFORMATION
(Dollar amounts in thousands)
	THREE MONTHS ENDED
	March 29, 2003	March 30, 2002
Net sales
Colors Segment	$4,619	$4,664
Specialty Chemicals Segment	5,917	5,508
Chemicals Group	10,536	10,172
Metals Segment	9,763	10,251
	$20,299	$20,423
	=======	=======
Operating (loss) income
Colors Segment	(6)	(528)
Specialty Chemicals Segment	52	(123)
Chemicals Group	46	(651)
Metals Segment	(100)	(333)
	(54)	(984)
Unallocated expenses
Corporate	236	286
Interest, net Gain on sale of assets	238	219
	-	(65)

Loss before income taxes and cumulative effect of a change in accounting principle	$(528)	$(1,424)
	=======	=======


Synalloy Corporation

Item 2.   Management's Discussion and Analysis of Financial Condition and
         Results of Operations

The following is management's discussion of certain significant factors that affected the Company during the quarter ended March 29, 2003.

Consolidated sales for the quarter were down slightly, decreasing less than one percent compared to the same period one year ago. The Company realized a consolidated net loss of $338,000 for the quarter, or $.06 per share compared to a net loss of $1,158,000 or $.19 per share reported the same period one year ago.

Sales in the Colors Segment were down one percent from a year earlier resulting in an operating loss of $6,000 compared to a $528,000 loss reported in 2002's first quarter. Selling prices continued to decline causing the sales decline. The significant reduction in operating loss came from an increase in unit volumes resulting in improved cost recoveries of manufacturing costs, and from cost reductions implemented in the third quarter of last year. The Colors Segment has generated positive cash flows for four consecutive quarters and operating costs have been reduced to levels consistent with current sales volumes. However, the textile industry continues to struggle and competition among dye suppliers to maintain market share reflects the excess capacity that exists for supplying textile dyes. Management is continuing to explore ways of improving its return on capital for this Segment and minimizing capital employed.

The Specialty Chemicals Segment had a seven percent increase in sales which generated operating income of $52,000 compared to a $123,000 operating loss for the same quarter last year. The improvement resulted from a combination of slightly improved business conditions, especially at the Cleveland, Tennessee plant, and from cost reductions implemented in the third quarter of last year. The Segment has now had four consecutive profitable quarters reflecting the Company's objective of expanding sales into non-textile markets and moving away from the textile industry as current sales to the textile industry are running less than fifteen percent.

Dollar sales in the Metals Segment declined five percent from a year earlier as a result of 21 percent lower unit volumes partially offset by 22 percent higher average selling prices. The lower unit volumes came from lower piping systems sales and commodity pipe sales for the first two months of 2003. However, commodity pipe unit volumes for the month of March 2003 were back in line with the monthly averages of 2002. The increase in selling prices came from a more favorable product mix and to a lesser extent, price increases for commodity pipe. The operating loss of $100,000 was about one-third last year's first quarter operating loss of $333,000, and piping systems more than accounted for the operating loss. The decline in operating loss came from the improvement in selling prices coupled with the cost reductions implemented in the third quarter of last year, offset by the poor piping system performance. We are currently experiencing increases in demand and selling prices for commodity pipe as evidenced by our March results. We are hopeful that this trend will continue over the balance of the year, which should generate an improvement in profitability, but there can be no assurance that this will occur.


Synalloy Corporation

Management's Discussion And Analysis of Financial Condition and
Results of Operations - Continued

Consolidated selling and administrative expense for the quarter decreased $392,000, or 14 percent, compared to the first quarter of last year, and was 12 percent of sales for the quarter compared to 14 percent for the first quarter of last year. Cost reductions implemented in the third quarter of 2002 accounted for the decrease.

 Cash flows used in operations for the quarter totaled $1,638,000 compared to cash flows provided by operations of $535,000 for the first three months of 2002. The significant decline came primarily from a $1,690,000 increase in inventories resulting almost totally from the purchase of stainless steel raw material for a specific project that is expected to be produced and shipped over the second quarter. This increase compares to a $1,406,000 decrease in inventories for the same period last year as the Company was in an inventory reduction program. The Company has filed its Federal income tax return for 2002 and expects to collect a $2,000,000 refund in the second quarter by applying the 2002 loss against prior years' taxable income. Although the line of credit does not expire until 2004, the Company anticipates reducing the amount owed under the line of credit to approximately $10,000,000 over the next twelve months and has therefore classified $5,511,000 as a current liability. Borrowings under the line of credit are limited to a borrowing base calculation including eligible accounts receivable, inventories, and cash surrender value of the Company's life insurance as defined in the agreement related to the line of credit. As of March 29, 2003, the amount available for borrowing was $18,000,000 of which $15,511,000 was borrowed leaving $2,489,000 of availability. Covenants include, among others, restrictions on the payment of dividends. The Company expects that available cash and existing lines of credit will be sufficient to meet normal operating requirements, including capital expenditures over the near term.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

The statements contained in this management discussion and analysis that are not historical facts may be forward looking statements. The forward looking statements are subject to certain risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of their dates. The following factors, among others, could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions, the impact of competitive products and pricing, product demand and acceptance risks, raw material and other increased costs, customer delays or difficulties in the production of products, and other risks detailed from time to time in Synalloy's Securities and Exchange Commission filings. Synalloy Corporation assumes no obligation to update the information included herein.


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


PART II: OTHER INFORMATION

Synalloy Corporation

Item 6.	Exhibits And Reports On Form 8-K
The following exhibits are included herein:
None
The Company did not file any reports on Form 8-K during the three months ended March 29, 2003


Synalloy Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNALLOY CORPORATION
(Registrant)

Date: May 12, 2003	By:	/s/ Ralph Matera
Ralph Matera
President and Chief Executive Officer

Date: May 12, 2003	By:	/s/ Gregory M. Bowie
Gregory M. Bowie
Vice President Finance and Chief Financial Officer


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
Date: May 12, 2003	/s/ Gregory M. Bowie
Gregory M. Bowie Vice President, Finance & Chief Financial Officer


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
Date: May 12, 2003	/s/ Ralph Matera
Ralph Matera Chief Executive Officer
