Form 10-Q
period 2003-06-28
SYNALLOY CORP
filed 2003-08-14
CIK 95953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 28, 2003

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

The number of shares outstanding of the registrant's common stock as of August 14, 2003 was 5,989,304.


Synalloy Corporation

Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Condensed consolidated balance sheets - June 28, 2003 and December 28, 2002
Condensed consolidated statements of income - Three and six months ended June 28, 2003 and June 29, 2002
Condensed consolidated statements of cash flows - Six months ended June 28, 2003 and June 29, 2002
Notes to condensed consolidated financial statements - June 28, 2003
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 4.	Controls and Procedures

PART II. OTHER INFORMATION
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
Signatures

PART I
Item 1. FINANCIAL STATEMENTS
Synalloy Corporation
Condensed Consolidated Balance Sheets	Jun 28, 2003	Dec 28, 2002
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$4,798	$48,656
Accounts receivable, less allowance
for doubtful accounts	13,208,097	11,424,904
Inventories
Raw materials	7,489,991	7,053,787
Work-in-process	2,891,442	3,586,785
Finished goods	9,647,940	9,113,902
Total inventories	20,029,373	19,754,474

Deferred income taxes	479,000	479,000
Income taxes receivable	-	1,342,435
Prepaid expenses and other current assets	515,191	541,696
Total current assets	34,236,459	33,591,165

Cash value of life insurance	2,411,299	2,381,299
Property, plant & equipment, net of accumulated
depreciation of $36,243,000 and $35,520,000	19,731,139	21,206,419
Deferred charges and other assets	2,770,824	2,787,336

Total assets	$59,149,721	$59,966,219
	=========	=========
Liabilities and Shareholders' Equity
Current liabilities
Notes payable	$2,800,421	$3,863,088
Accounts payable	6,724,543	7,039,179
Income taxes payable	1,176,665	-
Accrued expenses	1,971,177	1,612,794
Current portion of environmental reserves	907,069	1,016,454
Total current liabilities	13,579,875	13,531,515

Long-term debt, less current portion	10,000,000	10,000,000
Environmental reserves	127,678	567,696
Deferred compensation	542,865	814,662
Deferred income taxes	1,178,000	1,178,000
Contingencies

Shareholders' equity
Common stock, par value $1 per share - authorized
12,000,000 shares; issued 8,000,000 shares	8,000,000	8,000,000
Capital in excess of par value	9,491	9,491
Retained earnings	42,799,173	42,952,216
Less cost of Common Stock in treasury:
2,065,696 shares	(17,087,361)	(17,087,361)
Total shareholders' equity	33,721,303	33,874,346

Total liabilities and shareholders' equity	$59,149,721	$59,966,219
	=============	=============
Note: The balance sheet at December 28, 2002 has been derived from the audited financial statements at that date.
See accompanying notes to condensed consolidated financial statements.
- 3 -


Synalloy Corporation
Condensed Consolidated Statements of Operations

(Unaudited)	Three Months Ended		Six Months Ended
	Jun 28, 2003	Jun 29, 2002	Jun 28, 2003	Jun 29, 2002

Net sales	$24,155,029	$22,013,073	$44,453,599	$42,435,764

Cost of sales
Total cost of sales	21,072,671	22,506,466	39,196,949	41,343,732

Gross profit (loss)	3,082,358	(493,393)	5,256,650	1,092,032

Selling, general and
administrative expense	2,564,432	2,804,645	5,028,162	5,660,092
Cost of writing down
property and equipment	-	2,267,643	-	2,267,643

Operating income (loss)	517,926	(5,565,681)	228,488	(6,835,703)

Other (income) and expense
Gain on sale of investments	-	-	-	(65,916)
Interest expense	236,130	212,237	482,426	431,333
Other, net	(6,397)	1,238	(13,895)	1,901

Income (loss) before taxes	288,193	(5,779,156)	(240,043)	(7,203,021)

Provision benefit for income taxes	103,000	(2,035,000)	(87,000)	(2,536,000)
Income (loss) before cumulative
effect of a change in
accounting principle	185,193	(3,744,156)	(153,043)	(4,667,021)
Cumulative effect, net of income
tax of $127,000, of a change
in accounting principle	-	-	-	(235,473)

Net income (loss)	$185,193	$(3,744,156)	$(153,043)	$(4,902,494)
	=========	=========	=========	=========
Net income (loss) per common share:
Basic and diluted
Before cumulative effect of a
change in accounting principle	$.03	($.63)	($.03)	($.78)
Cumulative effect of a change
in accounting principle	-	-	-	($.04)
	$.03	($.63)	($.03)	($.82)
	====	====	====	====
Average shares outstanding
Basic	5,964,304	5,964,304	5,964,304	5,964,304
	=========	=========	=========	=========
Diluted	5,967,168	5,964,304	5,964,304	5,964,304
	=========	=========	=========	=========
See accompanying notes to condensed consolidated financial statements
		-4-


Synalloy Corporation
Condensed Consolidated Statements of Cash Flows

(Unaudited)	Six Months Ended
	Jun 28, 2003	Jun 29, 2002
Operating activities
Net loss	$(153,043)	$(4,902,494)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation expense	1,474,400	1,688,486
Amortization of deferred charges	172,212	71,721
Deferred compensation	(271,797)	(263,613)
Deferred income taxes	-	(26,000)
Provision for losses on accounts receivable	136,887	(10,798)
Provision for write down of inventories	-	2,470,565
Provision for write down of plant and equipment	-	2,267,643
Loss (gain) on sale of property, plant and equipment	(3,680)	73,148
Write-off of goodwill	-	362,473
Gain on sale of investments	-	(65,916)
Cash value of life insurance	(30,000)	17,368
Environmental reserves	(549,403)	(186,993)
Changes in operating assets and liabilities:
Accounts receivable	(1,920,080)	(48,241)
Inventories	(274,899)	3,969,184
Other assets	(475,885)	(353,791)
Accounts payable	(314,636)	(95,863)
Accrued expenses	358,383	404,043
Income taxes payable	2,519,100	(2,438,814)
Net cash provided by operating activities	667,559	2,932,108

Investing activities
Purchases of property, plant and equipment	(473,758)	(1,068,260)
Proceeds from sale of property, plant and equipment	478,318	498,514
Decrease in note receivables	346,690	250,000
Proceeds from sale of investments	-	434,674
Net cash provided by investing activities	351,250	114,928

Financing activities
Proceeds from revolving lines of credit	46,244,628	12,392,000
Payments on revolving lines of credit	(47,307,295)	(15,380,000)
Net cash used in financing activities	(1,062,667)	(2,988,000)

(Decrease) increase in cash and cash equivalents	(43,858)	59,036
Cash and cash equivalents at beginning of year	48,656	4,989

Cash and cash equivalents at end of period	$4,798	$64,025
	=========	=========
See accompanying notes to condensed consolidated financial statements.
-5-


Synalloy Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

June 28, 2003

NOTE 1--

BASIS OF PRESENTATION: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 28, 2003, are not necessarily indicative of the results that may be expected for the year ending January 3, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended December 28, 2002.

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

NOTE 3--STOCK OPTIONS

The Company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Standards Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Statement of Financial Accounting Standards No. 123 requires the Company to disclose pro forma net income and income per share data as if a fair value based accounting method had been used in the computation of compensation expense. Under APB No. 25, because the exercise price of the Company's employee stock options at least equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. For purposes of the following pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period:


Synalloy Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

June 28, 2003
		THREE MONTHS ENDED	SIX MONTHS ENDED
	Jun 28, 2003	Jun 29, 2002	Jun 28, 2003	Jun 29, 2002

Net income (loss) reported	$185,000	$(3,744,000)	$(153,000)	$(4,902,000)
Compensation expense,
net of tax	(4,700)	(46,200)	(46,500)	(88,000)

Pro forma net income (loss)	$180,300	$(3,790,200)	$(199,500)	$(4,990,000)
	========	=========	=========	=========
Basic and diluted income
(loss) per share	$.03	($.63)	($.03)	($.82)
Compensation expense,
net of tax	$.00	($.01)	($.01)	($.01)
Pro forma basic and diluted
income (loss) per share	$.03	($.64)	($.04)	($.83)
	====	====	====	====

NOTE 4--SEGMENT INFORMATION
(Dollar amount in thousands)	THREE MONTHS ENDED		SIX MONTHS ENDED
	Jun 28, 2003	Jun 29, 2002	Jun 28, 2003	Jun 29, 2002
Net sales
Colors Segment	$4,294	$5,544	$8,913	$10,208
Specialty Chemicals Segment	6,636	5,992	12,553	11,500
Chemicals Group	10,930	11,536	21,466	21,708
Metals Segment	13,225	10,477	22,988	20,728
	$24,155	$22,013	$44,454	$42,436
	======	======	======	======
Operating income (loss)
Colors Segment	$(95)	$(3,919)	$(101)	$(4,447)
Specialty Chemicals Segment	435	(249)	488	(372)
Chemicals Group	340	(4,168)	387	(4,819)
Metals Segment	415	(1,201)	315	(1,533)
	755	(5,369)	702	(6,352)
Unallocated expenses
Corporate	$237	$197	$474	$484
Gain on sale of assets	-	-	-	(66)
Interest expense	236	212	482	431
Other (income) expense	(6)	1	(14)	2

Income (loss)
before income taxes
and cumulative effect of
a change in accounting
principle	$288	$(5,779)	$(240)	$(7,203)
	=======	=======	=======	=======


Synalloy Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

June 28, 2003

NOTE 5 -- SECOND QUARTER 2002 WRITE-DOWN

Impairment assessments were performed in the second quarter of 2002 on the plant and equipment located at Spartanburg, S.C. and goodwill. The assessments resulted in the recording at the end of the second quarter of 2002 of a $2,267,000 impairment loss on the plant and equipment, $1,786,000 related to the Colors Group and $481,000 to the Specialty Chemicals Group. The assessments also resulted in the write-off of $362,000 of goodwill, $201,000 in the Metals Segment and $161,000 in the Colors Group, which was recorded as a restatement in the first quarter of 2002 reflecting the cumulative effect of a change in accounting principle. An inventory charge of $2,471,000 was also recorded in the second quarter of 2002, $1,800,000 for the Colors Group and $671,000 for the Metals Segment. Finally, a $97,000 environmental charge was accrued in the second quarter of 2002 for the Colors Group. A complete explanation of these charges is included in the Company's 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 6-- NEW ACCOUNTING PRONOUNCEMENT

In January 2003, the FASB released Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that all primary beneficiaries of Variable Interest Entities (VIE) consolidate that entity. FIN 46 is effective immediately for VIEs created or acquired after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a VIE it acquired before February 1, 2003. The Company has determined that it has not created or modified any relationships or contracts since February 1, 2003 that could result in potential VIEs. The Company is in the process of identifying any relationships that existed prior to February 1, 2003 that could potentially be classified as a VIE. The impact on the Company's financial statements is not known at this time.


Synalloy Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

June 28, 2003

NOTE 7--SUBSEQUENT EVENT

On July 22, 2003, the Company signed an Asset Purchase Agreement with Rite Industries, Inc. ("Rite")(the "Purchase Agreement"). Under the Purchase Agreement, the Company agreed to purchase certain assets of Rite which Rite used in its business of the manufacture and sale of dyestuff and related chemicals in High Point, North Carolina and in Clifton, New Jersey. The Purchase Agreement covered substantially all of the operating assets of Rite.

The transactions under the Purchase Agreement were structured as follows: (i) the Company purchased certain "Surplus Assets", including surplus and idle production and laboratory equipment (as listed in the Purchase Agreement), from Rite for $35,000 on the signing of the Purchase Agreement; (ii) at "Closing" on July 25, 2003, the Company purchased certain remaining production and laboratory equipment from Rite for $165,000; and (iii) the Company agreed to purchase after Closing, for use or resale, Rite's salable inventory as The Company has need of it (this is in essence a supply agreement for inventory).

Closing of the above transactions was contingent on a number of factors including the following: consent to the transaction by the Company's primary lender; and Rite, with Rite's consent, being placed in receivership under North Carolina law by its primary lender. Rite was placed in receivership on July 23, 2003.

On July 24, 2003, the Company completed the organization of Blackman Uhler, LLC ("BU") as a Delaware limited liability company. The Company contributed all of the Company's assets, except real estate, used in the Company's dyestuff business, which is part of the Colors Segment, to BU in exchange for an 80% ownership interest in BU, a capital account of $800,000 and a note payable to the Company in an amount equal to the book value of the assets contributed reduced by $800,000. Northern Dye Equities, LLC (Delaware), whose members are comprised of a former principal and former employees of Rite, contributed $200,000 to acquire the other 20% ownership interest in BU. BU entered into a lease agreement, a trademark license agreement and a services agreement with the Company for space in the Company's Spartanburg plant and management and other services for a fee. The Company currently intends in the near future to transfer to another former principal of Rite a 5% interest in BU, thereby reducing the Company's interest to 75%.

On July 25, 2003, the Company assigned its rights under the Purchase Agreement to BU and BU and Rite closed the transactions contemplated under the Purchase Agreement upon transfer of Rite's assets to BU by the receiver. BU is expected to continue to use the assets purchased from Rite for substantially the purposes for which Rite used them.

As an ancillary part of the foregoing transactions, on July 24, 2003, the Company refinanced its loans with Wells Fargo Foothill, its primary lender, extending the maturity date to July 26, 2006, increasing its available borrowing capacity from $19,000,000 to $23,000,000 and adding BU as a borrower under the loan agreements. There were no material changes to the other terms and conditions of the agreement. The Company funded the foregoing transactions under this borrowing.


Synalloy Corporation

Item 2.   Management's Discussion and Analysis of Financial Condition and
         Results of Operations

The following is management's discussion of certain significant factors that affected the Company during the quarter ended June 28, 2003.

Consolidated sales for the quarter and year to date were up, increasing ten and five percent compared to the same periods one year ago, respectively. The Company achieved consolidated net income of $185,000 for the quarter, or $.03 per share, and a net loss of $153,000, or $.03 per share, year to date, compared to a net loss of $3,744,000, or $.63 per share, and a net loss of $4,902,000, or $.82 per share, reported the same periods one year ago.

Sales in the Colors Segment declined 23 percent and thirteen percent for the quarter and year to date, respectively, from the same periods last year because of reduced unit volume demand and lower sales prices for dyes and pigments. Although the Segment incurred an operating loss for the quarter, the loss was a 60 percent improvement over the operating loss incurred in 2002 before the write-downs recorded at the end of the second quarter of last year, as discussed below. The significant reduction in operating loss came from cost reductions implemented in the third quarter of last year. However, the level of unit volumes and lower sales prices prohibited the Segment from operating profitably during the quarter and first six months of 2003. The Segment was able to generate $266,000 and $488,000 of operating cash flows for the quarter and year to date, respectively.

Specialty Chemicals Segment sales were up eleven percent for the second quarter and nine percent for the first six months, respectively, from the prior year. Operating income was up 88 percent for the quarter compared to 2002, and for the first six months increased more than 400 percent from the same period last year before the write-down as discussed below. The Spartanburg location experienced a significant increase in sales for May and June from the timing of several contract campaigns which accounted for the increases in sales and profitability. These campaigns will expire during July, however, there continues to be sufficient demand within this Segment's business for us to believe this Segment should continue to operate profitably for the third quarter, but there can be no assurance that this will occur.

Dollar sales in the Metals Segment increased 26 percent for the quarter and eleven percent for the year from the same periods a year earlier as a result of 27 percent and 25 percent higher average selling prices partially offset by one percent and eleven percent lower unit volumes for the quarter and year to date, respectively. The increase in selling prices resulted primarily from a change in product mix to a higher percentage of higher margin large diameter pipe and piping systems which led to the significant improvement in operating income. Cost reductions implemented in the third quarter of last year also contributed to the profit improvement. Commodity pipe more than accounted for all of the operating income earned in the first six months of 2003. Increased activity for piping systems allowed it to operate profitably for the second quarter of 2003, but not enough to offset the loss incurred in the first quarter. Surcharges paid on stainless steel raw materials more than doubled during the first six months compared to the same period last year. However, the Segment was able to pass through most of these cost increases which also accounted for part of the increase in selling prices.


Synalloy Corporation

Management's Discussion and Analysis of Financial Condition
and Results of Operations - Continued

Market conditions continue to be very competitive and sales activity for commodity pipe continues to be sporadic, consistent with current conditions in the construction industry. Despite these conditions, piping systems' backlog increased 33 percent to $6,400,000 from the previous quarter ending amount of $4,800,000, which gives piping systems the opportunity to maintain profitability for the balance of the year, subject to customer's changes in scheduling requirements for our material. While we are encouraged by the second quarter results, current economic conditions, especially in the construction sector, add an element of uncertainty to the performance of this Segment for the balance of 2003.

Consolidated selling and administrative expense for the quarter decreased $240,000, or nine percent, and for the year decreased $632,000, or eleven percent, compared to the same periods last year, respectively. Cost reductions implemented in the third quarter of 2002 accounted for the majority of the decrease.

Impairment assessments were performed in the second quarter of 2002 on the plant and equipment located at Spartanburg, S.C. and goodwill. The assessments resulted in the recording at the end of the second quarter of 2002 of a $2,267,000 impairment loss on the plant and equipment, $1,786,000 related to the Colors Group and $481,000 to the Specialty Chemicals Group. The assessments also resulted in the write-off of $362,000 of goodwill, $201,000 in the Metals Segment and $161,000 in the Colors Group, which was recorded as a restatement in the first quarter of 2002 reflecting the cumulative effect of a change in accounting principle. An inventory charge of $2,471,000 was also recorded in the second quarter of 2002, $1,800,000 for the Colors Group and $671,000 for the Metals Segment. Finally, a $97,000 environmental charge was accrued in the second quarter of 2002 for the Colors Group. A complete explanation of these charges is included in the Company's 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commision.

Cash flows provided by operations for the first six months of 2003 totaled $668,000 compared to cash flows provided by operations of $2,932,000 for the first six months of 2002. The significant decline came primarily from a $1,920,000 increase in 2003 of accounts receivable resulting from the increase in sales during the second quarter of 2003 and a $3,969,000 planned reduction in inventories occurring in the first six months of 2002 compared to a modest $275,000 increase in inventories in 2003 resulting primarily from higher stainless steel material costs, offset by a $2,600,000 Federal income tax refund received by applying the 2002 loss against prior years' taxable income. As discussed in Note 5 of the Notes to Condensed Financial Statements above, on July 24, 2003, the Company refinanced its debt with its bank extending the maturity date to July 26, 2006, with no significant changes made to the terms and conditions other than those outlined in Note 5. Borrowings under the line of credit are limited to a borrowing base calculation including eligible accounts receivable, inventories, and cash surrender value of the Company's life insurance as defined in the agreement related to the line of credit. As of June 28, 2003, the amount available for borrowing was $18,000,000 of which $12,800,000 was borrowed leaving $5,200,000 of availability. Covenants include, among others, restrictions on the payment of dividends. The Company expects that available cash and existing lines of credit will be sufficient to meet normal operating requirements, including capital expenditures over the near term.


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


PART II:  OTHER INFORMATION

Synalloy Corporation

Item 5.	Other Information
A.	The Annual Meeting of Shareholders was held April 24, 2003 at the Company's Corporate Headquarters in Spartanburg, South Carolina.
B.	The following individuals were elected as directors at the Annual Meeting:
	Name	Votes For	Votes Withheld
	James G. Lane, Jr.	5,483,624	226,876
	Ralph Matera	5,483,857	226,643
	Sibyl N. Fishburn	5,483,932	226,568
	Glenn R. Oxner	5,484,457	226,043
	Carroll D. Vinson	5,484,479	226,021
	Murray H. Wright	5,484,479	226,021

Item 6.	Exhibits And Reports On Form 8-K
A.	Exhibits
	See Index of Exhibits
B.	Reports on Form 8-K filed during the three months ended June 28, 2003
	None


Synalloy Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNALLOY CORPORATION
(Registrant)

Date: August 14, 2003	By:	/s/ Ralph Matera
Ralph Matera
President and Chief Executive Officer

Date: August 14, 2003	By:	/s/ Gregory M. Bowie
Gregory M. Bowie
Vice President Finance and Chief Financial Officer


Index to Exhibits

Exhibit No. from Item 601 of Regulation S-K	Description
Ex 31	Certification 302
Ex 32	Certification Pursuant to 18 U.S.C. Section 1350
