Form 10-Q
period 2003-09-27
SYNALLOY CORP
filed 2003-11-07
CIK 95953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 27, 2003

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

The number of shares outstanding of the registrant's common stock as of November 7, 2003 was 5,989,304.


Synalloy Corporation

Index

 _______________________________________________________________________________________________________________

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Condensed consolidated balance sheets - September 27, 2003 and December 28, 2002
Condensed consolidated statements of income - Three and nine months ended September 27, 2003 and September 28, 2002
Condensed consolidated statements of cash flows - Nine months ended September 27, 2003 and September 28, 2002
Notes to condensed consolidated financial statements - September 27, 2003
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 4.	Controls and Procedures

PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K
Signatures

PART I
Item 1. FINANCIAL STATEMENTS
Synalloy Corporation
Condensed Consolidated Balance Sheets	Sep 27, 2003	Dec 28, 2002
	(Unaudited)	(Note)
	-------------------	-------------------
Assets
Current assets
Cash and cash equivalents	$779	$48,656
Accounts receivable, less allowance
for doubtful accounts	16,500,454	11,424,904
Inventories
Raw materials	8,000,893	7,053,787
Work-in-process	3,535,617	3,586,785
Finished goods	10,382,788	9,113,902
	----------------	----------------
Total inventories	21,919,298	19,754,474

Deferred income taxes	479,000	479,000
Income taxes receivable	-	1,342,435
Prepaid expenses and other current assets	411,126	541,696
	----------------	----------------
Total current assets	39,310,657	33,591,165

Cash value of life insurance	2,426,299	2,381,299
Property, plant & equipment, net of accumulated
depreciation of $37,666,000 and $35,520,000	19,870,673	21,206,419
Deferred charges and other assets	2,739,031	2,787,336
	----------------	----------------
Total assets	$64,346,660	$59,966,219
	=========	=========
Liabilities and Shareholders' Equity
Current liabilities
Notes payable	$-	$3,863,088
Accounts payable	7,296,363	7,039,179
Income taxes payable	1,171,009	-
Accrued expenses	2,742,663	1,612,794
Current portion of environmental reserves	861,779	1,016,454
	----------------	----------------
Total current liabilities	12,071,814	13,531,515

Long-term debt, less current portion	16,503,952	10,000,000
Environmental reserves	44,780	567,696
Deferred compensation	543,420	814,662
Deferred income taxes	1,178,000	1,178,000

Minority interest in a subsidiary	176,924	-

Shareholders' equity
Common stock, par value $1 per share - authorized
12,000,000 shares; issued 8,000,000 shares	8,000,000	8,000,000
Capital in excess of par value	-	9,491
Retained earnings	42,705,285	42,952,216
Less cost of Common Stock in treasury:
2,010,696 and 2,035,696 shares	(16,877,515)	(17,087,361)
	----------------	----------------
Total shareholders' equity	33,827,770	33,874,346
	----------------	----------------
Total liabilities and shareholders' equity	$64,346,660	$59,966,219
	=========	=========
Note: The balance sheet at December 28, 2002 has been derived from the audited financial statements at that date.
See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Operations
(Unaudited)	Three Months Ended	Nine Months Ended
Sep 27, 2003	Sep 28, 2002	Sep 27, 2003	Sep 28, 2002
----------------	---------------	-----------------	----------------
Net sales	$25,850,592	$21,957,953	$70,304,191	$64,393,722

Cost of sales
Total cost of sales	22,741,292	19,276,350	61,938,241	60,620,082
------------------	-----------------	------------------	------------------
Gross profit	3,109,300	2,681,603	8,365,950	3,773,640

Selling, general and administrative expense	3,221,540	2,435,023	8,249,702	8,095,115
Cost of writing down property and equipment	-	-	-	2,267,643
------------------	-----------------	------------------	------------------
Operating (loss) income	(112,240)	246,580	116,248	(6,589,118)

Other (income) and expense
Gain on sale of investments	-	-	-	(89,016)
Interest expense	224,909	181,985	707,335	613,318
Other, net	(268,916)	491	(282,811)	25,497
------------------	-----------------	------------------	------------------
(Loss) income before taxes	(68,233)	64,104	(308,276)	(7,138,917)
Minority Interest	(73,076)	-	(73,076)	-
Provision (benefit) for income taxes	1,000	22,000	(86,000)	(2,514,000)
------------------	-----------------	------------------	------------------
Income (loss) before cumulative effect of a change in accounting principle	3,843	42,104	(149,200)	(4,624,917)
Cumulative effect, net of income tax of $127,000, of a change in accounting principle	-	-	-	(235,473)
------------------	-----------------	------------------	------------------
Net income (loss)	$3,843	$42,104	$(149,200)	$(4,860,390)
==========	========	=========	==========
Net income (loss) per common share:
Basic and diluted

Before cumulative effect of a change in accounting principle	0.00	$	$ 0.01	$ (0.02)	$ (0.78)

Cumulative effect of a change in accounting principle	$ 0.00	$ 0.00	$ 0.00	$ (0.04)
------------------	-----------------	------------------	------------------
$ 0.00	$ 0.01	$ (0.02)	$ (0.82)
==========	========	=========	==========
Average shares outstanding
Basic	5,988,755	5,964,304	5,972,454	5,964,304
==========	========	=========	==========
Diluted	6,021,351	5,964,304	5,980,528	5,964,304
==========	========	=========	==========
See accompanying notes to condensed consolidated financial statements
Synalloy Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)	Nine Months Ended
Sep 27, 2003	Sep 28, 2002
Operating activities
Net loss	$(149,200)	$(4,860,390)
Adjustments to reconcile net loss to net cash
(Used in) provided by operating activities:
Depreciation expense	2,210,560	2,477,264
Amortization of deferred charges	256,855	118,374
Deferred compensation	(271,242)	(260,552)
Deferred income taxes	-	(26,000)
Provision for losses on accounts receivable	247,845	138,865
Provision for write down of inventories	-	2,470,565
Provision for write down of plant and equipment	-	2,267,643
(Gain) loss on sale of property, plant and equipment	(4,446)	13,276
Write-off of goodwill	-	362,473
Cash value of life insurance	(45,000)	41,189
Environmental reserves	(677,591)	(459,690)
Issuance of treasury stock for director fees	102,625	-
Minority interests in operations of subsidiary	(73,076)	-
Changes in operating assets and liabilities:
Accounts receivable	(5,323,395)	(1,889,840)
Inventories	(2,164,824)	3,897,568
Other assets	(424,671)	(264,609)
Accounts payable	257,184	1,845,801
Accrued expenses	1,129,869	196,491
Income taxes payable	2,513,444	(1,469,491)
------------------	------------------
Net cash (used in) provided by operating activities	(2,415,063)	4,598,937

Investing activities
Purchases of property, plant and equipment	(1,350,581)	(1,767,437)
Proceeds from sale of property, plant and equipment	480,213	568,202
Decrease in note receivables	346,690	375,000
Proceeds from sale of interest in subsidiary	250,000	-
Proceeds from sale of investments	-	584,088
-----------------	------------------
Net cash used in investing activities	(273,678)	(240,147)

Financing activities
Net proceeds (payments) from revolving lines of credit	2,640,864	(4,358,994)
-----------------	------------------
Net cash provided by (used in) financing activities	2,640,864	(4,358,994)
-----------------	------------------
(Decrease) in cash and cash equivalents	(47,877)	(204)
Cash and cash equivalents at beginning of year	48,656	4,989
-----------------	------------------
Cash and cash equivalents at end of period	$779	$4,785
========	==========
See accompanying notes to condensed consolidated financial statements.


Synalloy Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

September 27, 2003

NOTE 1--

BASIS OF PRESENTATION: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 27, 2003, are not necessarily indicative of the results that may be expected for the year ending January 3, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended December 28, 2002.

CHANGE IN ACCOUNTING PRINCIPLE: In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets ("Statements") effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer being amortized but are be subject to annual impairment tests in accordance with the Statements. Other intangible assets continue to be amortized over their useful lives. The Company applied the new standards on accounting for goodwill and other intangible assets during the second quarter of 2002, which resulted in a one-time charge of $235,000, or $.04 per share, representing the cumulative effect of a change in accounting principle, recorded as a restatement in the first quarter and included in the year-to-date numbers.

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

NOTE 3--STOCK OPTIONS

The Company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Standards Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Statement of Financial Accounting Standards No. 123 requires the Company to disclose pro forma net income and income per share data as if a fair value based accounting method had been used in the computation of compensation expense. Under APB No. 25, because the exercise price of the Company's employee stock options at least equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. For purposes of the following pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period:


Synalloy Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

September 27, 2003
	Three Months Ended		Nine Months Ended
	Sep 27, 2003	Sep 28, 2002	Sep 27, 2003	Sep 28, 2002
	-------------------	-------------------	-------------------	-------------------
Net income (loss) reported	$4,000	$42,000	$(149,000)	$(4,860,000)
Compensation expense, net of tax	(44,000)	(51,000)	(90,000)	(139,000)
	----------------	----------------	----------------	----------------
Pro forma net loss	$(40,000)	$(9,000)	$(239,000)	$(4,999,000)
	=========	=========	=========	=========
Basic and diluted income (loss) per share	$.00	$.01	($.02)	($.82)
Compensation expense, net of tax	($.01)	($.01)	($.02)	($.02)
	----------------	----------------	----------------	----------------
Pro forma basic and diluted loss per share	($.01)	$.00	($.04)	($.84)
	=========	=========	=========	=========

NOTE 4--SEGMENT INFORMATION
(Dollar amount in thousands)	Three Months Ended		Nine Months Ended
	Sep 27, 2003	Sep 28, 2002	Sep 27, 2003	Sep 28, 2002
	-------------------	-------------------	-------------------	-------------------
Net sales
Colors Segment	$8,535	$4,966	$17,447	$15,174
Specialty Chemicals Segment	5,778	5,870	18,330	17,370
	-----------------	-----------------	-----------------	-----------------
Chemicals Group	14,313	10,836	35,777	32,544
Metals Segment	11,538	11,122	34,527	31,850
	-----------------	-----------------	-----------------	-----------------
	$25,851	$21,958	$70,304	$64,394
	==========	==========	==========	==========
Operating (loss) income
Colors Segment	(292)	77	(393)	(4,370)
Specialty Chemicals Segment	224	357	712	(15)
	-----------------	-----------------	-----------------	-----------------
Chemicals Group	(68)	434	319	(4,385)
Metals Segment	221	8	536	(1,525)
	-----------------	-----------------	-----------------	-----------------
	153	442	855	(5,910)
Unallocated expenses (income)
Corporate	192	196	666	680
Gain on sale of assets	-	-	-	(89)
Interest expense	225	182	707	613
Other (income) expense	(269)	-	(283)	25
	-----------------	-----------------	-----------------	-----------------
Income (loss) before income taxes and cumulative effect of a change in accounting principle	$5	$64	$(235)	$(7,139)
	=========	=========	=========	=========


Synalloy Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

September 27, 2003

NOTE 5 -- SECOND QUARTER 2002 WRITE-DOWN

Impairment assessments were performed in the second quarter of 2002 on the plant and equipment located at Spartanburg, S.C. and goodwill. The assessments resulted in the recording at the end of the second quarter of 2002 of a $2,267,000 impairment loss on the plant and equipment, $1,786,000 related to the Colors Group and $481,000 to the Specialty Chemicals Group. The assessments also resulted in the write-off of $362,000 of goodwill, $201,000 in the Metals Segment and $161,000 in the Colors Group, which was recorded as a restatement in the first quarter of 2002 reflecting the cumulative effect of a change in accounting principle. An inventory charge of $2,471,000 was also recorded in the second quarter of 2002, $1,800,000 for the Colors Group and $671,000 for the Metals Segment. Finally, a $97,000 environmental charge was accrued in the second quarter of 2002 for the Colors Group. A complete explanation of these charges is included in the Company's 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The Company completed goodwill and impairment assessments as of the end of the third quarter of 2003 and concluded that no write-offs were necessary.

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


Synalloy Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

September 27, 2003

NOTE 7-- ACQUISITION

On July 22, 2003, the Company signed an Asset Purchase Agreement with Rite Industries, Inc. ("Rite")(the "Purchase Agreement"). Under the Purchase Agreement, the Company agreed to purchase certain assets of Rite, which Rite used in its business of the manufacture and sale of dyestuff and related chemicals in High Point, North Carolina and in Clifton, New Jersey. The Purchase Agreement covered substantially all of the operating assets of Rite. The financial statements of the Company include operations acquired from Rite since July 22, 2003.

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

On July 24, 2003, the Company completed the organization of Blackman Uhler, LLC ("BU") as a Delaware limited liability company. The Company contributed all of the Company's assets, except real estate, used in the Company's dyestuff business, which is part of the Colors Segment, to BU in exchange for an 75% ownership interest in BU, a capital account of $750,000 and a note payable to the Company in an amount equal to the book value of the assets contributed reduced by $750,000. Northern Dye Equities, LLC (Delaware), whose members are comprised of a former principal and former employees of Rite, contributed $250,000 to acquire the other 25% ownership interest in BU. BU entered into a lease agreement, a trademark license agreement and a services agreement with the Company for space in the Company's Spartanburg plant and management and other services for a fee.

On July 25, 2003, the Company assigned its rights under the Purchase Agreement to BU and BU and Rite closed the transactions contemplated under the Purchase Agreement upon transfer of Rite's assets to BU by the receiver. BU is continuing to use the assets purchased from Rite for substantially the purposes for which Rite used them.

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


Synalloy Corporation

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations

__________________________________________________________________________________

The following is management's discussion of certain significant factors that affected the Company during the quarter ended September 27, 2003.

Consolidated sales for the quarter and year to date were up, increasing 18 percent and nine percent compared to the same periods one year ago, respectively. The Company had consolidated net income of $4,000 for the quarter, or $.00 per share, and a net loss of $149,000, or $.02 per share, year to date, compared to net income of $42,000, or $.01 per share, and a net loss of $4,860,000, or $.82 per share, reported the same periods one year ago.

Sales in the Colors Segment increased 72 percent and 15 percent for the quarter and year to date, respectively, from the same periods last year reflecting the impact of acquiring certain assets of Rite Industries, Inc. ("Rite") on July 23, 2003. Without the addition of Rite's sales, revenues in the segment would have decreased 20 percent and 15 percent for the quarter and year to date, respectively, from the same periods last year reflecting the continued decline in the textile industry. Although the Segment incurred an operating loss for the quarter, management estimates that about $350,000 of non-recurring costs have been incurred transitioning the operations acquired from Rite into the existing Colors business. The Segment has been reimbursing Rite for part of its operating costs at its plant in High Point, North Carolina where it continues to blend and ship dyes for the Segment. By the end of October, production in High Point was discontinued and the blending operation installed in the Segment's Spartanburg plant has become fully operational. At that time the Segment should begin to experience the anticipated benefits expected from the acquisition, but there can be no assurance that this will occur.

Specialty Chemicals Segment sales and operating income declined two percent and 37 percent for the third quarter from the same period last year, respectively. However, for the nine months, sales and operating income increased six percent and 53 percent before write-down, from last year's amounts, respectively. The Spartanburg location experienced a significant increase in sales for May, June and July of 2003 from the timing of several contract campaigns accounting for significant increases in sales and profitability for the second quarter of 2003 over the same period last year. In 2002, similar campaigns ran more heavily in the third quarter, causing the declines in sales and profits for the quarter compared to the third quarter of last year. Management believes that there continues to be sufficient demand within this Segment's business to provide the opportunity for it to operate profitably for the fourth quarter, but there can be no assurance that this will occur.

Dollar sales in the Metals Segment increased four percent for the quarter and eight percent for the year from the same periods a year earlier as a result of 14 percent and 21 percent higher average selling prices partially offset by nine percent and eleven percent lower unit volumes for the quarter and year to date, respectively. The increase in selling prices resulted primarily from a change in product mix to a higher percentage of higher margin large diameter pipe, which led to the significant improvement in operating income, continuing a trend that began in the second quarter. Cost reductions implemented in the third quarter of last year also contributed to the profit improvement. While commodity pipe generated operating income for the quarter and first nine months of 2003, piping systems continued to struggle incurring losses for the quarter and year to date. Piping systems' backlog continues to hold at a better than average level declining $1,000,000 from the 2003 second quarter ending amount of $6,400,000. However, due to the customers' scheduling requirements for our material, it was unable to get a sufficient amount of work in the shop from the backlog to enable piping systems to profitably for the quarter. Surcharges paid on stainless steel raw materials continued to increase during the


Synalloy Corporation

Management's Discussion and Analysis of Financial Condition
and Results of Operations - Continued
_______________________________________________________________________

quarter and were approximately 100 percent higher at the quarter-end from last year's third quarter-end. The Segment was able to pass through most of these cost increases, which also accounted for part of the increase in selling prices.

Market conditions continue to be very competitive and sales activity for commodity pipe continues to be sporadic, consistent with current conditions in the construction industry. While we continue to be encouraged by commodity pipe's results, the poor performance by piping systems coupled with current conditions in the construction sector, provide an element of uncertainty to the performance of this Segment for the fourth quarter.

Consolidated selling and administrative expense for the quarter increased $787,000, or 32 percent, and for the year increased $155,000, or two percent, compared to the same periods last year, respectively. The addition of the Rite business in the Colors Segment in July of 2003 accounted for the majority of the increase for the third quarter. The increase in selling and administrative expense reflected in the year-to-date numbers was caused primarily by the Rite acquisition offset somewhat by cost reductions implemented in the third quarter of 2002.

Included in other income for the third quarter of 2003 is $150,000 of non-recurring income from the sale of an intangible asset and $119,000 in dividend income received from the Company's life insurance policies. A write-down was recorded in the second quarter of 2002 which is reflected in the last year's year-to-date numbers. Impairment assessments were performed in the second quarter of 2002 on the plant and equipment located at Spartanburg, S.C. and goodwill. The assessments resulted in the recording at the end of the second quarter of 2002 of a $2,267,000 impairment loss on the plant and equipment, $1,786,000 related to the Colors Group and $481,000 to the Specialty Chemicals Group. The assessments also resulted in the write-off of $362,000 of goodwill, $201,000 in the Metals Segment and $161,000 in the Colors Group, which was recorded as a restatement in the first quarter of 2002 reflecting the cumulative effect of a change in accounting principle. No similar impairment of goodwill was deemed necessary in 2003. An inventory charge of $2,471,000 was also recorded in the second quarter of 2002, $1,800,000 for the Colors Group and $671,000 for the Metals Segment. Finally, a $97,000 environmental charge was accrued in the second quarter of 2002 for the Colors Group. A complete explanation of these charges is included in the Company's 2002 Annual Report on Form 10-K.

Cash flows used in operations for the first nine months of 2003 totaled $2,415,000 compared to cash flows provided by operations of $4,599,000 for the first nine months of 2002. The significant use of cash flows experienced in the first nine months of 2003 came primarily from the Rite acquisition as accounts receivables and inventories for the Colors Segment increased $4,041,000, net of a $934,000 increase in accounts payable. The use was offset by the receipt of a $2,600,000 Federal income tax refund generated by applying the 2002 loss against prior years' taxable income. Reductions in inventory accounted for $3,898,000 of the cash provided during the first nine months of 2002. As discussed in Note 5 of the Notes to Condensed Consolidated Financial Statements above, on July 24, 2003, the Company refinanced its debt with its bank extending the maturity date to July 26, 2006, with no significant changes made to the terms and conditions other than those outlined in Note 5. Borrowings under the line of credit are limited to a borrowing base calculation including eligible accounts receivable, inventories, and cash surrender value of the Company's life insurance as defined


Synalloy Corporation

Management's Discussion and Analysis of Financial Condition
and Results of Operations - Continued
_______________________________________________________________________

in the agreement related to the line of credit. As of September 27, 2003, the amount available for borrowing was $22,203,000 of which $16,504,000 was borrowed leaving $5,699,000 of availability. Covenants include, among others, restrictions on the payment of dividends. The Company expects that available cash and existing lines of credit will be sufficient to meet normal operating requirements, including capital expenditures over the near term.

The Company dismissed Ernst & Young LLP as its independent auditor effective September 26, 2003. The decision to change accountants was approved by the Audit Committee of the Board of after a review of its auditing requirement and the cost thereof in light of change resulting from the Sarbanes-Oxley Act of 2002. Elliott Davis, LLC, certified public accountants, was engaged by the Company on September 26, 2003 to audit the Company's financial statement for the year ending January 3, 2004.

Effective October 6, 2003, the Company changed its stock symbol to SYNL.

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


Synalloy Corporation

Item 4. Controls and Procedures

Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures, as of the end of the period covered by this quarterly report, was adequate.

No disclosure is required under 17 C.F.R. Section 228.308(c).


Synalloy Corporation

PART II:  OTHER INFORMATION
Item 6.	Exhibits And Reports On Form 8-K

__________________________________________________________________________________

A.	Exhibits
See Index of Exhibits
B.	Report on Form 8-K filed during the three months ended September 27, 2003

Report on Form 8-K filed August 11, 2003 related to the Company's acquisition of certain assets of Rite Industries, Inc.

Report on Form 8-K filed October 2, 2003 pursuant to Item 4, Change in Registrant's Certifying Accountant


Synalloy Corporation

Signatures

 __________________________________________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNALLOY CORPORATION
(Registrant)

Date: November 7, 2003	By:	/s/ Ralph Matera
Ralph Matera
President and Chief Executive Officer

Date: November 7, 2003	By:	/s/ Gregory M. Bowie
Gregory M. Bowie
Vice President Finance and Chief Financial Officer


Synalloy Corporation

Index to Exhibits

_______________________________________________________________________

Exhibit No. from Item 601 of Regulation S-K	Description
Ex 31	Certification 302
Ex 32	Certification Pursuant to 18 U.S.C. Section 1350
