Form 10-K
period 2004-01-03
SYNALLOY CORP
filed 2004-03-30
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
Form 10-K
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 3, 2004
OR
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 0-19687
SYNALLOY CORPORATION (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	57-0426694 I.R.S. Employer Identification No.)
Croft Industrial Park, P.O. Box 5627, Spartanburg, South Carolina 29304 (Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (864) 585-3605
Securities registered pursuant to Section 12(b) of the Act : None Title of Class	Name of each exchange on which registered None
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
Yes      No X

Based on the closing price as of June 28, 2003, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $32 million. Based on the closing price of March 1, 2004, the aggregate market value of common stock held by non-affiliates of the registrant was $40 million. The registrant did not have any non-voting common equity outstanding at either date.

The number of shares outstanding of the registrant's common stock as of March 1, 2004 was 5,989,304.
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

This segment's products are used principally by customers requiring materials that are corrosion-resistant or suitable for high-purity processes. The largest users are the chemical, petrochemical and pulp and paper industries with some other important industry users being mining, power generation, waste water treatment, liquid natural gas, brewery, food processing, petroleum and pharmaceutical.

Chemicals Group-- This group is comprised of two business segments: Colors Segment and Specialty Chemicals Segment. The Group includes four operating companies: Blackman Uhler Chemical Company (BU Specialties), a division of the Company; Manufacturers Soap and Chemical Company, which owns 100 percent of Manufacturers Chemicals, L.P. (MC); Organic-Pigments Corporation (OP); and Blackman Uhler, LLC (BU Colors). MC and OP are wholly-owned subsidiaries of the Company and BU Colors is 75 percent owned by the Company. BU Specialties and BU Colors operate out of a plant in Spartanburg, South Carolina which is fully licensed for chemical manufacture and maintains a permitted waste treatment system. BU Colors also has a sales and distribution facility in Clifton, New Jersey. MC is located in Cleveland, Tennessee and Dalton, Georgia and is fully licensed for chemical manufacture. OP is located in Greensboro, North Carolina.

The Colors Segment includes OP and BU Colors. The Colors Segment's principal business is the manufacture and sale of dyes and pigments ("colors") to the paper, textile, carpet, flexographic printing, graphic arts and coatings industries. BU Colors produces dyes at the Spartanburg plant and pigments are produced at OP in Greensboro. Dyes are produced in both liquid and powder form, and pigments primarily as a specially formulated paste. Dyes fix themselves to textile fibers by a particular reaction or penetration into the yarn fiber, whereas pigments are normally applied as a surface coating during a printing operation. Dyeing of textile fabrics in solid colors is primarily accomplished by the use of dyes. Pigment colors are uniquely suitable for printing of multi-colored patterns. Raw materials used to manufacture colors consist chiefly of organic intermediates and inorganic chemicals which are purchased from manufacturers in the United States, Europe and Asia. Currently, raw materials are readily available and management does not anticipate any difficulty in obtaining adequate supplies.

The Company purchased OP in 1998. OP manufactures aqueous pigment dispersions sold to the textile industry and used in printing inks for use on paper and in paints for the industrial coatings industry. The addition of OP provided the ability to produce higher solid and finer particle size dispersions allowing the Colors Segment to diversify into non-textile applications.

On July 29, 2003, the Company acquired certain assets of Rite Industries. These assets along with Synalloy's existing textile dye business were placed into a newly formed subsidiary of the Company called Blackman Uhler, LLC (BU Colors). The newly formed company is owned 75 percent by the Company with the remaining percentage owned by a group of former Rite Industries executives now associated with BU Colors. The acquisition provides a significant number of customers in the paper and other non-textile industries and expands the Colors Segment's non-textile sales base. Combining the production capacity and eliminating duplicated overhead costs provides the opportunity to reduce operating costs. It also provides a more diverse product offering and stronger selling and technical support capabilities.

The Specialty Chemicals Segment includes MC in Cleveland, Tennessee and Dalton, Georgia and specialty chemicals produced in the BU Specialties plant. The Segment is a producer of specialty chemicals for the textile, carpet, chemical, paper, metals, photographic, pharmaceutical, agricultural and fiber industries. The Company has been focusing on specialty chemicals as a primary growth area over the past several years. Facilities and equipment at the BU Specialties plant provide toll and custom manufacturing of organic chemicals using reactions that include nitrations, hydrogenation, distillation, diazotizations, methylation and custom drying. These chemicals are used in a wide array of products including sun screens, UV absorbers for plastics, Cetane improver for diesel fuel, absorbers for gaseous pollutants, herbicides, anti-wicking agents, fire retardants, processing aids for PVC and paper resins.

The Company purchased MC in 1996. MC produces defoamers, surfactants, dye assists, softening agents, polymers and specialty lubricants for the textile, paper, chemical and metals industries. MC also manufactures chelating agents and water treatment chemicals. Manufacturing capabilities include a wide range of chemical reactions and mixing and blending applications. MC's products are sold to direct users in a variety of manufacturing areas, directly to other chemical companies in the form of intermediates or as finished products for resale, and as contract manufacturing where the customer provides formula specifications and, in some cases, raw materials.

In 2000, MC acquired the assets of a manufacturer of sulfated fats and oils. The manufacturing equipment for these products was moved to the Cleveland, Tennessee plant where both capacity and chilling capabilities were increased. These products are used as lubricants, wetting agents, detergents and emulsifiers in a variety of chemical formulations. The addition of these capabilities and processes broadens the range of sulfated products already manufactured at MC.

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

The Chemicals Group maintains eight laboratories for applied research and quality control which are staffed by 32 employees.

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

Colors Segment-- Ten full-time outside sales employees and 19 manufacturers' representatives market colors to the textile industry nationwide. In addition, the market development manager of BU Colors devotes a substantial part of his time to sales.

Specialty Chemicals Segment-- Specialty chemicals are sold directly to various industries nationwide by 11 full-time outside sales employees and four manufacturers' representatives. In addition, the President, market development manager and another employee of MC devote a substantial part of their time to sales.

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

Colors Segment-- The market for dyes and pigments is highly competitive and the Company has less than ten percent of the market for its products.

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

Research and Development Activities

The Company spent approximately $457,000 in 2003, $524,000 in 2002 and $701,000 in 2001 on research and development programs in its Chemicals Group. Nine individuals, all of whom are graduate chemists, are engaged primarily in research and development of new products and processes, the improvement of existing products and processes, and the development of new applications for existing products.

Seasonal Nature of the Business

The annual requirements of certain specialty chemicals are produced over a period of a few months as requested by the customers. Accordingly, the sales of these products may vary significantly from one quarter to another.

Backlogs

The Colors and Specialty Chemicals Segments operate primarily on the basis of delivering products soon after orders are received. Accordingly, backlogs are not a factor in these businesses. The same applies to commodity pipe sales in the Metals Segment. However, backlogs are important in the piping systems products because they are produced only after orders are received, generally as the result of competitive bidding. Order backlogs for these products were $6,700,000, $5,800,000 and $3,700,000 at the 2003, 2002 and 2001 respective year ends.

Employee Relations

As of January 3, 2004, the Company had 470 employees. The Company considers relations with employees to be satisfactory. The number of employees of the Company represented by unions at the Bristol, Tennessee facility is 170. They are represented by two locals affiliated with the AFL-CIO and one local affiliated with the Teamsters. Collective bargaining contracts will expire in December 2004, March 2005 and February 2009.

Financial Information About Geographic Areas

Information about revenues derived from domestic and foreign customers is set forth in Note R to the Consolidated Financial Statements.

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
Location	Principal Operations	Building Square Feet	Land Acres
Spartanburg, SC	Corporate headquarters; Chemical manufacturing and warehouse facilities	211,000	60.9
Cleveland, TN	Chemical manufacturing	90,000	8.6
Greensboro, NC	Chemical manufacturing	57,000	3.7
Bristol, TN	Manufacturing of stainless steel pipe and stainless steel piping systems	218,000	73.1
Dalton, GA	Dye blending and warehouse facilities (1)	32,000	2.0
Clifton, NJ	Office and warehouse facilities (1)	9,600	-
Augusta, GA	Chemical manufacturing(2)	52,500	46.0

(1) Leased facility.
(2) Plant closed in 2001.

Item 3 Legal Proceedings

For a discussion of legal proceedings, see Note O to the Consolidated Financial Statements.

Item 4 Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5 Market for the Registrant's Common Stock and Related Security Holder Matters

The Company had 1,039 common shareholders of record at January 3, 2004. The Company's common stock trades on the Nasdaq National Market System of The Nasdaq Stock Market and changed its trading symbol to SYNL effective October 6, 2003. On October 26, 2001, the Company's Board of Directors voted to suspend cash dividends. On July 26, 2002, the Company entered into a new credit agreement which prohibits the payment of dividends. The prices shown below are the last reported high and low sales prices for the common stock for each full quarterly period in the last two fiscal years as quoted on The Nasdaq National Market System.

	2003		2002
Qtr	High	Low	High	Low
1	$4.24	$3.96	$5.05	$3.47
2	5.50	3.97	4.92	2.93
3	6.40	5.34	4.10	1.69
4	8.54	5.50	4.85	2.03

The information required by Item 201(d) of Regulation S-K is set forth under Part III, Item 12 of this Form 10-K.

Item 6 Selected Financial Data

(Dollars in thousands except for per share data)	2003	2002	2001	2000	1999
Operations
Net sales	$ 98,808	$ 85,461	$ 91,104	$ 113,952	$ 116,884

Gross profit	11,068	5,641	10,584	12,404	16,574

Selling, general and administrative expense	12,132	10,176	10,572	11,182	11,335

Long-lived asset impairment and environmental remediation costs (1)	681	2,365	-	1,765	-

Operating (loss) income	(1,745)	(6,900)	12	(543)	5,239

Net (loss) income	(1,421)	(4,843)	(318)	(1,083)	2,947
Financial Position
Total assets	64,925	59,966	69,846	73,344	78,053

Working capital	28,706	20,060	21,141	25,483	28,001

Long-term debt, less current portion	18,761	10,000	10,000	10,000	10,000

Shareholders' equity	32,556	33,874	38,949	40,173	44,660
Financial Ratios
Current ratio	3.5	2.5	2.2	2.4	2.5

Gross profit to net sales	11%	7%	12%	11%	14%

Long-term debt to capital	37%	23%	20%	20%	18%

Return on average assets	-	-	-	4%	4%

Return on average equity	-	-	-	6%	7%
Per Share Data
Net (loss) income - diluted	$ (.24 )	$ (.81 )	$ (.05 )	$ (.18 )	$ .45

Dividends declared and paid	-	-	.15	.20	.20

Book value	5.44	5.68	6.53	6.74	7.10
Other Data
Depreciation and amortization	3,072	3,380	3,378	4,069	3,732

Capital expenditures	2,009	2,152	6,437	3,383	4,214

Employees at year end	470	406	472	510	622

Shareholders of record at year end	1,039	1,082	1,120	1,154	1,226

Average shares outstanding - diluted	5,997	5,964	5,965	6,166	6,559
Stock Price
Price range of Common Stock High Low Close	$8.54 3.96 6.92	$5.05 1.69 4.13	$7.65 2.95 3.60	$9.13 4.50 4.75	$10.75 6.25 7.50
Special and Environmental Charges

Environmental remediation costs (1)	-	97	-	1,765	-

Special charges (1)	1,452	4,738	-	4,064	-

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

As with the accounts receivable, a significant portion of the Company's inventories in the Colors Segment are used by domestic customers in the textile industry. In addition, most of the key raw materials are imported from Asian countries which requires the Company to maintain significant amounts of inventory for certain products in order to adequately service the Colors Segment's customers in a timely manner. If the financial condition of these customers were to deteriorate, resulting in the elimination or reduction of their demand for our products, additional inventory write-downs may be required.

As noted in Note I to the Consolidated Financial Statements, the Company has accrued $845,000 in environmental remediation costs which, in management's best estimate, will satisfy anticipated costs of known remediation requirements as outlined in Note I. As a result of the evolving nature of the environmental regulations, the difficulty in estimating the extent and remedy of environmental contamination, and the availability and application of technology, the estimated costs for future environmental compliance and remediation are subject to uncertainties and it is not possible to predict the amount or timing of future costs of environmental matters which may subsequently be determined. Subject to the difficulty in estimating future environmental costs, the Company believes that the likelihood of material losses in excess of the amounts recorded is remote. However, any changes, including regulatory changes, may require the Company to record additional remediation reserves.

Liquidity and Capital Resources

The current ratio for the year ended January 3, 2004, was 3.5:1, which is up from the previous year-end ratios of 2.5:1 in 2002 and 2.2:1 in 2001. Working capital increased $8,646,000 to $28,706,000 and cash flows used in operations totaled $3,820,000. The increase in working capital and use of cash flows came primarily from increases in accounts receivable and inventories of $4,845,000 and $5,136,000, respectively, offset by an increase of $1,410,000 in accounts payable. Also contributing to the cash use was the net loss incurred of $1,421,000 offset by depreciation and amortization expense of $3,072,000, and the receipt of a $2,653,000 tax refund from prior years. The increases in inventories, accounts receivable and accounts payable were generated from a combination of the acquisition of the Rite Industries' assets by the Colors Segment, and increased sales activity in the Metals Segment discussed in the Segment comparisons below. An increase in line of credit borrowings of $4,898,000 funded the working capital increase along with capital expenditures of $2,009,000. The Company expects that cash flows from 2004 operations and available borrowings will be sufficient to make debt payments and fund estimated capital expenditures of $2,400,000 and normal operating requirements. On July 26, 2002, the Company entered into a new Credit Agreement with a new lender to provide a $19,000,000 line of credit. On July 24, 2003, the Agreement was amended increasing the borrowing amount to $23,000,000, primarily under the existing terms, and extending the expiration date to July 25, 2006. Borrowings under the Agreement are limited to a borrowing base calculation including eligible accounts receivable, inventories, and cash surrender value of the Company's life insurance as defined in the Agreement. As of January 3, 2004, the amount available for borrowing was $23,000,000 of which $18,761,000 was borrowed leaving $4,239,000 of availability. Covenants include, among others, a prohibition on the payment of dividends. At January 3, 2004, the Company was in violation of its earnings covenant for which the Company received a waiver from its lender.

Results of Operations

Comparison of 2003 to 2002

The Company incurred a consolidated loss for 2003 of $.24 per share on a 16 percent sales increase to $98,808,000. This compares to a loss of $.81 per share in the prior year. For the fourth quarter of 2003, the Company had a loss of $1,272,000, or $.21 per share, on a 35 percent increase in sales to $28,504,000. This compares to net income of $17,000, or $.00 per share earned in the fourth quarter of 2002.

Consolidated operating results were significantly impacted by several transactions that were recorded during the year. In the fourth quarter of 2003, the Company recorded charges discussed in the Segment comparisons below totaling $979,000, net of tax, or $.17 per share. Without the charges, losses of $442,000 and $293,000, or $.07 and $.05 per share, were incurred for the year ended and fourth quarter of 2003, respectively. Included in the 2003 other income are $150,000 of non-recurring income received from the sale of the Company's NASDAQ stock symbol, and $119,000 in dividend income received from the Company's life insurance policies, both recorded in the third quarter of 2003.

Consolidated selling, general and administrative expense for 2003 increased $1,956,000 to $12,132,000 compared to 2002 and was 12 percent of sales for both 2003 and 2002. The acquisition of the Rite Industries operations by the Colors Segment accounted for almost all of the dollar increase offset somewhat by cost reductions of personnel and non-critical operating expense items, many of which impacted selling and administrative expense, implemented in the third quarter of 2002.

Comparison of 2002 to 2001

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
	2003		2002		2001
(Dollar amounts in thousands)	Amount	%	Amount	%	Amount	%
Net sales Cost of goods sold	$ 48,674 44,086	100.0% 90.6%	$ 43,364 41,411	100.0% 95.5%	$ 47,343 41,116	100.0% 86.8%
Gross profit	4,588	9.4%	1,953	4.5%	6,227	13.2%
Selling and administrative expense	3,285	6.7%	3,605	8.3%	3,783	8.0%
Operating income (loss)	$ 1,303	2.7%	$ (1,652)	(3.8%)	$ 2,444	5.2%

Special charges described below Write-down of inventories	$ -		$ 671		$ -
Year-end backlog - Piping systems	$ 6,700		$ 5,800		$ 3,700
Comparison of 2003 to 2002 - Metals Segment

Dollar sales increased 12 percent for the year from the same period a year earlier. The increase for the year resulted from 19 percent higher average selling prices partially offset by six percent lower unit volumes. Surcharges paid on stainless steel raw materials increased throughout the year increasing from an average of about $.12 per pound in December 2002 to an average of about $.38 per pound in December 2003. The Segment was able to pass through most of these cost increases, which accounted for most of the increase in selling prices, especially in the fourth quarter. The increase in the year-to-date selling price also resulted from a change in product mix to a higher percentage of higher-margin large diameter pipe, experienced primarily in the second and third quarters of 2003. The combination of higher selling prices and favorable product mix along with cost reductions implemented in the third quarter of 2002 contributed to the significant profit improvement experienced for the year compared to the same period of 2002. While commodity pipe generated operating income for the year, piping systems did not fare as well, incurring losses for the year consistent with 2002. Piping systems' backlog maintained a better than average level throughout the year, ending the year at $6,700,000. However, due to the customers' scheduling requirements for our material, we were unable to get a sufficient amount of work in the shop from the backlog to enable piping systems to operate profitably through the first nine months. The situation improved in the fourth quarter as piping systems was able to generate a modest profit for the quarter.

Selling and administrative expense decreased $320,000, or nine percent, and declined slightly as a percentage of sales compared to 2002 as a result of cost reductions implemented in September of 2002, including reductions of personnel and non-critical operating expense items, many of which impacted selling and administrative expense.

Comparison of 2002 to 2001 - Metals Segment

Dollar sales for 2002 were down eight percent as the result of an 18 percent average decline in sales prices offset by a 12 percent increase in unit volumes. Extremely competitive market conditions, together with a change in product mix, with a lower percentage of sales coming from higher-priced fabricated piping systems, led to the fall in average selling prices. The increase in volume came primarily from the increase in sales of lower-margin smaller diameter commodity pipe. The market conditions, together with the change in product mix had a significant effect on profits as the Segment incurred an operating loss of $981,000 for 2002 compared to operating income of $2,444,000 in 2001. Also contributing to the loss was the recording of a $671,000 charge in the second quarter of 2002 to write down inventory. The Company has historically sold off excess inventory slowly to avoid distressed pricing that would be required to dispose of the excess inventory more quickly. With the price erosion that occurred over the first six months of the year and weak business conditions that existed, excess inventories were not reduced as much as planned. Most of the inventory write-down was the result of excess inventories of fittings, flanges and special alloy pipe related to the piping systems business. The unexpectedly low level of new orders impacted piping systems' products to the extent that use of some of this inventory became uncertain. Therefore, excess inventories were written down to reflect management's estimate of the values that could be realized under a plan to scrap, sell or return the excess inventory as quickly as feasible.

Although fabricated piping systems' volume was down for 2002, it improved slightly in the fourth quarter of 2002 compared to the first three quarters of the same year. Management achieved modest success in obtaining non-stainless projects for fabricated piping systems during 2002 with most of the fourth quarter's sales coming from non-stainless projects. However, projects requiring stainless steel pipe, which is provided by the Segment's pipe manufacturing plant, were significantly below prior years' levels. This reduction in volume through the pipe manufacturing plant impacted the absorption of operating costs which also contributed to the lack of profitability by the Segment for the year.

Selling and administrative expense decreased $178,000, or five percent in 2002 compared to the prior year. However, it increased slightly as a percent of sales compared to the prior year as a result of the decline in sales in 2002 compared to 2001. Beginning in September 2002, cost reductions, including reductions of personnel and non-critical operating expense items, were implemented many of which impacted selling and administrative expense. As a result, selling and administrative expense for the fourth quarter of 2002 declined to $717,000 or six percent of sales as compared to $933,000 or nine percent of sales for the same period of the previous year.

Chemicals Group-- The following tables summarize operating results for the three years indicated. Reference should be made to Note R to the Consolidated Financial Statements.

Specialty Chemicals Segment
	2003		2002		2001
(Dollar amounts in thousands)	Amount	%	Amount	%	Amount	%
Net sales Cost of goods sold	$ 24,013 20,569	100.0% 85.7%	$ 22,915 19,426	100.0% 84.8%	$ 20,626 18,796	100.0% 91.1%
Gross profit	3,444	14.3%	3,489	15.2%	1,830	8.9%
Selling and administrative expense	2,709	11.3%	2,786	12.2%	2,573	12.5%
Long-lived asset impairment cost	-	.0%	481	2.1%	-
Operating income (loss)	$ 735	3.0%	$ 222.9%		$ (743)	(3.6%)

Special charges described below Write-down of plant and equipment	$ -		$ 481		$ -

Colors Segment
	2003		2002		2001
(Dollar amounts in thousands)	Amount	%	Amount	%	Amount	%
Net sales Cost of goods sold	$ 26,121 23,085	100.0% 88.4%	$ 19,182 18,983	100.0% 99.0%	$ 23,135 20,608	100.0% 89.1%
Gross profit	3,036	11.6%	199	1.0%	2,527	10.9%
Selling and administrative expense	5,305	21.3%	3,003	15.7%	3,339	14.4%
Minority interest in loss	(250)	(1.0% )
Long-lived asset impairment cost	681.7%		1,786	9.3%	-
Environmental remediation costs	-	.0%	97.5%		-
Operating loss	$ (2,700)	(10.4% )	$ (4,687)	(24.5%)	$ (812)	(3.5%)

Special charges described below Write-down of inventories Write-down of plant and equipment Environmental remediation costs	$ 771 681 -		$ 1,800 1,786 97		$ - - -

Chemicals Group
	2003		2002		2001
(Dollar amounts in thousands)	Amount	%	Amount	%	Amount	%
Net sales Cost of goods sold	$ 50,134 43,654	100.0% 87.1%	$ 42,097 38,409	100.0% 91.2%	$ 43,761 39,404	100.0% 90.0%
Gross profit	6,480	12.9%	3,688	8.8%	4,357	10.0%
Selling and administrative expense	8,014	16.0%	5,789	13.8%	5,912	13.5%
Minority interest in loss	(250)	(.5% )
Long-lived asset impairment and environmental remediation costs	681	1.4%	2,364	5.6%	-
Operating loss	$ (1,965)	(4.0% )	$ (4,465)	(10.6% )	$ (1,555)	(3.5%)
Comparison of 2003 to 2002- Specialty Chemicals Segment

Sales were up five percent and operating income increased 232 percent for the year from 2002 as both of this Segment's locations ended the year profitable. The large increase in operating income was mostly due to a $481,000 impairment charge taken in 2002 discussed in the comparison of 2002 to 2001 below. The Segment was unable to pass higher operating costs, especially energy costs, to its customers which more than offset additional margin contribution received from the increased sales volume. As a result, the Segment experienced a reduction in gross profits for the year compared to 2002. The Segment has been able to expand production at its Spartanburg location by adding new products, which provides a better opportunity for the location to more evenly absorb manufacturing cost and avoid significant negative manufacturing variances this location has historically experienced. This allowed the location to operate profitably for the year. However, the location continues to have significant swings in profitability from the timing of its contract tolling campaigns as it incurred losses in the first and fourth quarters of 2003, while generating profits in the second and third quarters of 2003.

Selling and administrative expense for 2002 includes the impairment charge discussed below of $481,000. Without the charge, selling and administrative expense declined $77,000 in 2003 compared to the adjusted 2002 total of $2,786,000. Selling and administrative expenses as a percent of sales declined to 11 percent in 2003 compared to 12 percent in 2002. The decline came from cost reductions implemented in the fourth quarter of 2002, including reductions of personnel, many of which impacted selling and administrative expense.

Comparison of 2002 to 2001 - Specialty Chemicals Segment

Sales were up 11 percent for 2002 as compared to 2001 and the Segment had operating profits for 2002 of $222,000, including a $481,000 impairment charge as discussed in the Comparison of 2002 to 2001 - Colors Segment, compared to an operating loss of $743,000 for 2001. The improved performance was experienced at both of the Segment's locations as both operations ended the year profitable. Several factors, including improved business conditions, increases in toll and other contract business compared to the prior year, and cost reductions implemented in the third quarter of 2002, including reductions of personnel and non-critical operating expense items, led to the increase in sales and profits. These factors were most prevalent in the last six months of 2002 as the Segment had $594,000 of operating income compared to an operating loss of $372,000 for the first six months of 2002.

Selling and administrative expense for 2002 totaled $2,786,000 which is $213,000 above the 2001 amount primarily as a result of increased selling expenses from the acquisition of the Dalton, Georgia business in the third quarter of 2001, offset by the cost reductions described above. Selling and administrative expenses as a percent of sales remained consistent at 12 percent for 2002 and 2001.

Comparison of 2003 to 2002 - Colors Segment

Sales increased 36 percent for 2003 from the same period of 2002 reflecting the impact of acquiring certain assets of Rite Industries, Inc. ("Rite") on July 23, 2003. Without the addition of Rite's sales, revenues in the Segment would have decreased 15 percent for 2003 from the same period of 2002 reflecting the continued decline in the textile industry. The acquisition of Rite provides a significant amount of non-textile dye sales, $6,292,000 in 2003, primarily to the paper industry. During a transition period, the Segment reimbursed Rite for part of its operating costs at its plant in High Point, North Carolina where it blended and shipped dyes for the Segment. By the middle of November 2003, production in High Point was discontinued and the blending operation installed in the Segment's Spartanburg plant became fully operational. The Segment incurred significant non-recurring costs transitioning the operations acquired from Rite into the existing Colors business as the transition was more difficult than anticipated. The Segment also incurred $667,000 of bad debt expense for 2003, primarily from accounts receivable write-offs due to the bankruptcy of several customers. The difficult transition performance and accounts receivable write-offs, coupled with the impact from the deteriorated conditions in the textile industry, accounted for the majority of the Segment's significant losses incurred for the year without including the charges recorded for writing down plant, equipment and inventory in both years as discussed below and in the comparison of 2002 to 2001.

As a result of the continuing downward trends in the textile industry producing poor results for this Segment, the Company is downsizing its dye business servicing the textile industry. The Company has entered into an agreement, which is expected to close before the end of March 2004, to sell the Segment's liquid dye business comprised of vat, sulfur, liquid disperse and liquid reactive dyes with annual sales of approximately $4,500,000. Several customers and related products serviced by the Segment's remaining textile dye business have been rationalized. The Segment is reducing staff and eliminating applicable manufacturing and support functions. At 2003 year-end, a $290,000 pretax charge was recorded to write down inventories related to discontinuing affected product lines and $191,000 was recorded to write off impaired plant and equipment utilized by the liquid dye business. The Segment will continue to maintain several specialty dye products to service the textile industry, including the hosiery industry and certain other textile customers with which the Segment has had long-term relationships.

The Segment's pigment business located in Greensboro, North Carolina, experienced a significant downturn in textile business during the last six months of 2003 incurring losses during that period. Although the non-textile portion of the pigment business is growing, it is not expanding fast enough to offset the declining textile business. The reduced volume did not produce sufficient contribution margin to offset operating costs causing the losses. As a result of lost business, mainly from customers closing their operations, the location accumulated excessive inventories with few or no customers available to systematically sell off and or blend off the inventory. As a result, a $481,000 inventory charge was recorded in the fourth quarter of 2003. Also during the fourth quarter of 2003, the Company completed an impairment assessment on the plant and equipment located at Greensboro and based on the results of the assessment, recorded a $490,000 impairment loss. See Note C to the Consolidated Financial Statements.

Selling and administrative expense increased $2,302,000 in 2003 over last year's amount and was 21 percent of sales compared to 16 percent. The increases came from adding sales and administrative personnel from the acquisition of Rite discussed above.

Comparison of 2002 to 2001 - Colors Segment

Sales declined 17 percent in 2002 from 2001 reflecting the continuing contraction of the textile industry. The operating loss for 2002 occurred primarily from the recording of an impairment charge of $1,786,000, described below, an inventory charge of $1,800,000 and an environmental charge of $97,000, all recorded in the second quarter of 2002. The poor sales performance also contributed to the loss, as market conditions continued to be extremely competitive, impacting margins and creating unabsorbed operating costs. The Segment implemented an aggressive inventory reduction program in the first two quarters of 2002 which also impacted profitability. As previously stated, the Company has historically sold off excess inventory slowly to avoid distressed pricing that would be required to dispose of the excess inventory more quickly. With the price erosion that occurred over the first six months of 2002 and weak business conditions that existed, excess inventories were not reduced as much as planned and the inventory charge was recorded.

Sales demand showed limited improvement in the third quarter and first half of the fourth quarter of 2002. In addition, cost reductions implemented at the beginning of September 2002, including reductions of personnel and non-critical operating expense items had a positive impact on the last half of 2002. However, the limited improved sales activity diminished over the last half of the fourth quarter of 2002. The reduced sales volume caused the Segment to incur an operating loss for the fourth quarter of 2002. The loss was disappointing since the Segment had $77,000 of operating profit for the third quarter of 2002 after four consecutive quarters of operating losses. The Segment was able to generate $1,644,000 of cash flow for 2002, resulting primarily from the inventory reduction program.

Selling and administrative expense for 2002 totaled $3,003,000, which was $336,000 below the prior year's amount, primarily as a result of the cost reductions discussed previously. However, selling and administrative expense as a percent of sales was 16 percent which was one percent above the prior year's percentage due to the significant decline in sales.

The Spartanburg plant, which includes the Colors Segment dye business and part of the Specialty Chemicals Segment's operations, was substantially underutilized and generated operating losses in 2002, primarily because of deteriorating market conditions. The Segments were able to minimize the operating losses for these operations through the first quarter of 2002, and 2002 business plans for this facility anticipated positive cash flows for these operations going forward. Although the Colors Segment experienced a significant decline of textile dye sales in the first quarter of 2002, management believed that this situation was temporary and seasonal and would not continue. There were indications that conditions should improve in the near term, such as increases in month-to-month sales and sales order activity. Based on historical results and management's projections, the operations were expected to generate positive cash flows and did not support a write down at the end of the first quarter of 2002. Although conditions improved slightly during the second quarter, there were sufficient new indications, including the unexpected loss of anticipated dye business, increases in pricing pressure from competitors, and reductions in expected revenues in the Specialty Chemicals Segment's tolling business, to require management to revise its projections to better reflect what management believed were current market conditions. After completing an analysis of the businesses, evaluations of the plant and equipment values at the site, completing projected cash flow calculations, and exploring other options that were available, it became apparent that the facility could not adequately recover costs related to the facility under current business conditions. Accordingly, an impairment charge of $2,267,000, $1,786,000 related to the Colors Segment and $481,000 to the Specialty Chemicals Segment, was recorded in the second quarter of 2002 to write down the plant and equipment reflecting the undiscounted cash flow assessments.

For information related to environmental matters, see Note I to the Consolidated Financial Statements.

Unallocated Income and Expense

Reference should be made to Note R to the Consolidated Financial Statements for the schedule that includes these items.

Comparison of 2003 to 2002 - Corporate

Corporate expense increased $51,000, or seven percent to $833,000 for 2003 compared to 2002. The increase resulted primarily from an increase in directors' fees and expenses. In 2003, the Company began paying the directors' retainer fees by issuing shares of its common stock, and issued 25,000 shares expensing $103,000 as retainer fees compared to $66,000 paid and expensed in 2002. Other expense, net in 2003 included $150,000 of non-recurring income received from the sale of the Company's NASDAQ stock symbol, and $119,000 in dividend income received from the Company's life insurance policies, both recorded in the third quarter of 2003. Other expense, net in 2002 included the sale of certain non-operating assets, including its investment in a foreign corporation, for a pre-tax gain of $605,000. Interest expense in 2003 increased $150,000 from last year from increases in borrowings under the lines of credit with a lender.

Comparison of 2002 to 2001 - Corporate

Corporate expense declined $94,000, or 11 percent to $783,000 for 2002 compared to 2001. The decline resulted primarily from cost reductions implemented at the beginning of September 2002, including reductions of personnel and non-critical operating expense items. Other expense, net in 2002 declined $291,000 from 2001's total. The Company sold certain non-operating assets during 2002, including its investment in a foreign corporation, for pre-tax gains of $605,000. In 2001 the Company recognized gains from the sale of its Whiting plant in Camden, South Carolina of $143,000 and $68,000 from the partial sale of one of its investments. Interest expense in 2002 decreased $72,000 compared to 2001 from decreases in borrowings under the lines of credit with a lender. Interest income decreased $183,000 primarily from interest received in 2001 under a Metals Segment's contract with a customer.

Current Conditions and Outlook

Metals Segment's dollar sales increased 23 percent for the fourth quarter of 2003 from the same period a year earlier. The increase for the quarter resulted from eight percent higher average selling prices coupled with nine percent higher unit volumes. The Segment has been able to pass through most of the surcharge cost increases as discussed above, which accounted for most of the increase in selling prices in the fourth quarter. Piping systems' work through the shop improved significantly in the fourth quarter of 2003, allowing it to generate a modest profit for the quarter. The combination of piping systems' profitability and higher unit volumes and selling prices in commodity pipe contributed to the significant profit improvement experienced in the fourth quarter of 2003 compared to the same quarter of 2002. This Segment is tied very closely to domestic capital spending. Although market conditions in this Segment continue to be very competitive, sales activity, pricing and unit volumes for commodity pipe have improved over the past several months, consistent with an apparent improvement in the construction industry. Management is optimistic about the current conditions that exist in the commodity pipe market. If piping systems can continue to generate sufficient volume through its operations and the construction sector continues to improve, management believes this Segment has a good chance to continue to operate profitably in 2004, especially in the first six months, but there can be no assurance that this will occur.

Specialty Chemicals Segment's sales increased three percent for the fourth quarter of 2003 from the same period of 2002. However, operating income declined 90 percent. The increase in sales for the fourth quarter of 2003 compared to the same period last year came from the Cleveland location. The Spartanburg location experienced a decline in fourth quarter of 2003 sales from the timing of several contract campaigns. The campaigns were completed by the end of the third quarter of 2003 compared to their running into the fourth quarter during 2002, causing declines in sales and profits for the 2003 fourth quarter compared to the 2002 quarter. The Segment has been able to expand production in Spartanburg by adding new products, which should help to reduce the significant swings in quarterly profits and losses historically experienced at this location. Management is encouraged by the performance of this Segment and believes it is positioned to continue to grow from new product opportunities. This Segment's business tends to be impacted by general economic conditions. Assuming no significant downturn in the general economy, management feels this Segment has a good chance to continue to operate profitably in 2004, especially in the first six months, but there can be no assurance that this will occur.

Colors Segment sales increased 116 percent for the fourth quarter of 2003 from the same period of 2002 reflecting the impact of acquiring the Rite assets. Without the addition of Rite's sales, revenues in the segment would have decreased slightly for the 2003 quarter from the same period of the prior year. The Segment incurred $475,000 of bad debt expense for the fourth quarter of 2003, primarily from accounts receivable write-offs due to the bankruptcy of several customers. The difficult transition performance up through November of 2003 and accounts receivable write-offs, coupled with the impact of the deteriorated conditions in the textile industry, resulted in the Segment incurring significant losses in the fourth quarter without including the charges recorded for writing down plant, equipment and inventory. The Company's color business has always been primarily dependent on the domestic textile industry. It has proven to be impossible to avoid the fallout from the well-chronicled decline of this industry resulting from cheap imports. Management believes the downsizing of the textile portion of this Segment's business will reduce its exposure to the inventory valuation and accounts receivable collection problems that have contributed to the operating losses incurred by this Segment. Management believes that by focusing on the non-textile dye business acquired from Rite and the non-textile pigment business, the Segment has the potential to operate profitably going forward, but there can be assurance that this will occur.

Forward-Looking Statements

This Annual Report on Form 10-K includes and incorporates by reference "forward-looking statements" within the meaning of the securities laws. All statements that are not historical facts are "forward looking statements." The words "estimate," "project," "intend," "expect," "believe," "anticipate," "plan" and similar expressions identify forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward looking statements. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions, the impact of competitive products and pricing, product demand and acceptance risks, raw material and other increased costs, customer delays or difficulties in the production of products, unavailability of debt financing on acceptable terms and exposure to increased market interest rate risk, inability to comply with covenants and ratios required by our debt financing arrangements and other risks detailed from time-to-time in Synalloy's Securities and Exchange Commission filings. Synalloy Corporation assumes no obligation to update the information included in this Annual Report on Form 10-K.

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

Fair value of the Company's debt obligations, which approximated the recorded value, consisted of:

At January 3, 2004

$18,761,000 under a $23,000,000 line of credit expiring July 25, 2006 with an average variable interest rate of 3.82 percent.

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

Consolidated Statements of Operations
Years ended January 3, 2004, December 28, 2002 and December 29, 2001	2003	2002	2001
Net sales	$ 98,808,441	$ 85,461,394	$ 91,103,968
Cost of sales	87,740,452	79,820,103	80,520,104
Gross profit	11,067,989	5,641,291	10,583,864
Selling, general and administrative expense	12,131,785	10,176,414	10,572,009
Long-lived asset impairment and environmental remediation costs (Note C)	680,850	2,364,643	-
Operating (loss) income	(1,744,646)	(6,899,766)	11,885
Other (income) and expense Interest expense Other, net Gain on sale of investments and assets	996,003 (340,001) -	846,188 (29,277) (605,061)	918,035 (203,677) (211,369)
Loss before taxes	(2,400,648)	(7,111,616)	(491,134)
Minority interest in loss of subsidiary	(250,000)	-	-
Benefit from income taxes	(730,000)	(2,504,000)	(173,000)
Loss before cumulative effect of a change in accounting principle	(1,420,648)	(4,607,616)	(318,134)
Cumulative effect, net of income tax of $127,000, of a change in accounting principle (Note B)	-	(235,473)	-
Net loss	$ (1,420,648)	$ (4,843,089)	$ (318,134)
Net loss per basic and diluted common share:
Loss before cumulative effect of a change in accounting principle	($.24)	($.77 )	($.05 )
Cumulative effect of a change in accounting principle (Note B)	-	($.04)	-
Net loss	($.24 )	($.81)	($.05 )

Consolidated Balance Sheets
Years ended January 3, 2004, December 28, 2002 and December 29, 2001	2003	2002	2001
Assets
Current assets
Cash and cash equivalents	$ 2,110	$ 48,656	$ 4,989
Accounts receivable, less allowance for doubtful accounts of $323,000, $1,248,000 and $1,128,000, respectively	15,545,238	11,424,904	11,337,899
Inventories Raw materials Work-in-process Finished goods	10,504,072 4,641,392 8,973,810	7,053,787 3,586,785 9,113,902	7,101,443 3,556,472 14,682,330
Total inventories	24,119,274	19,754,474	25,340,245
Deferred income taxes (Note M)	172,000	479,000	325,000
Prepaid expenses and other current assets	346,736	541,696	1,068,099
Income tax receivable	-	1,342,435	86,831
Total current assets	40,185,358	33,591,165	38,163,063
Cash value of life insurance	2,467,457	2,381,299	2,344,139
Investments (Note D)	-	-	885,194
Property, plant and equipment, net (Note E)	19,563,499	21,206,419	25,500,074
Deferred charges, net and other assets (Note F)	2,708,720	2,787,336	2,953,348
Total assets	$ 64,925,034	$ 59,966,219	$ 69,845,818

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable Accrued expenses (Note H) Current portion of environmental reserves (Note I) Current portion of long-term debt (Note G)	$ 8,448,757 2,374,062 656,254 -	$ 7,039,179 1,612,794 1,016,454 3,863,088	$ 6,425,074 1,987,310 1,423,959 7,186,000
Total current liabilities	11,479,073	13,531,515	17,022,343
Long-term debt, less current portion (Note G)	18,761,415	10,000,000	10,000,000
Environmental reserves (Note I)	188,249	567,696	1,361,005
Deferred compensation (Note J)	543,975	814,662	1,074,644
Deferred income taxes (Note M)	1,396,000	1,178,000	1,439,000

Shareholders' equity (Notes G, K and L)
Common stock, par value $1 per share -
authorized 12,000,000; issued 8,000,000
shares
Capital in excess of par value

Retained earnings
Accumulated other comprehensive income

	8,000,000 - 41,433,837 -	8,000,000 9,491 42,952,216 -	8,000,000 9,491 47,795,305 231,391
Less cost of common stock in treasury: 2,010,696, 2,035,696 and 2,035,696 respectively	49,433,837 16,877,515	50,961,707 17,087,361	56,036,187 17,087,361
Total shareholders' equity	32,556,322	33,874,346	38,948,826
Total liabilities and shareholders' equity	$ 64,925,034	$ 59,966,219	$ 69,845,818

Consolidated Statements of Shareholders' Equity
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Cost of Common Stock in Treasury	Total
Balance at December 30, 2000	$ 8,000,000	$ 9,491	$49,008,090	$ 242,251	$(17,087,003)	$40,172,829
Comprehensive income:
Net loss			(318,134)			(318,134)
Other comprehensive loss, net of tax (Notes A and D)				(10,860)		(10,860)
Comprehensive loss						(328,994)
Purchase of common stock for treasury					(358)	(358)
Cash dividends - $.15 per share			(894,651)			(894,651)
Balance at December 29, 2001	8,000,000	9,491	47,795,305	231,391	(17,087,361)	38,948,826
Comprehensive income:
Net loss			(4,843,089)			(4,843,089)
Other comprehensive loss, net of tax (Notes A and D)				(231,391)		(231,391)
Comprehensive loss						(5,074,480)
Balance at December 28, 2002	8,000,000	9,491	42,952,216	-	(17,087,361)	33,874,346
Net loss			(1,420,648)			(1,420,648)
Issuance of common stock from the treasury		(9,491)	(97,731)		209,846	102,624
Balance at January 3, 2004	$ 8,000,000	$ -	$41,433,837	$ -	$(16,877,515)	$32,556,322
See accompanying notes to financial statements

Consolidated Statements of Cash Flows

	2003	2002	2001

Operating activities
Net loss
Adjustments to reconcile net loss to cash
provided by operating activities:
Depreciation expense
Amortization of deferred charges
Deferred compensation
Deferred income taxes
Provision for losses on accounts receivable
Provision for write-down of inventories
Provision for write-down of plant and equipment
(Gain) loss on sale of property, plant and equipment
Cash value of life insurance
Environmental reserves
Minority interest in operations of subsidiary
Issuance of treasury stock for director fees
Write-off of goodwill
Gain on sale of investments
Changes in operating assets and liabilities:
Accounts receivable
Inventories
Other assets
Accounts payable
Accrued expenses
Income taxes payable

	$ (1,420,648) 2,692,082 380,016 (270,687) (730,000) 724,799 771,000 680,850 (8,886) (86,158) (739,647) (250,000) 102,624 - - (4,845,133) (5,135,800) (453,130) 1,409,578 761,007 2,597,696	$ (4,843,089) 3,183,971 195,610 (259,982) (290,000) 521,639 2,470,565 2,267,643 62,390 (37,160) (1,200,814) - - 362,473 (605,061) (608,644) 3,115,206 (45,810) 614,105 (374,516) (1,255,604)	$ (318,134) 3,009,269 369,093 (278,600) 509,408 72,810 - - (171,203) (99,400) (526,736) - - - (67,934) 2,904,451 5,006,900 382,642 311,964 (1,198,769) 189,351
Net cash (used in) provided by operating activities	(3,820,437)	3,272,922	10,095,112

Investing activities
Purchases of property, plant and equipment
Proceeds from sale of property, plant and equipment
Decrease in notes receivable
Proceeds from sale of investment in subsidiary
Acquisitions, net of cash
Proceeds from sale of investment

	(2,008,506) 487,380 346,690 250,000 (200,000) -	(2,152,086) 949,389 365,175 - - 931,179	(6,436,972) 832,319 26,053 - (2,818,399) 245,418
Net cash (used in) provided by investing activities	(1,124,436)	93,657	(8,151,581)
Financing activities Proceeds from (payments on) revolving lines of credit Dividends paid Purchases of treasury stock	4,898,327 - -	(3,322,912) - -	(1,044,000) (894,651) (358)
Net cash provided (used in) by financing activities	4,898,327	(3,322,912)	(1,939,009)
(Decrease) increase in cash and cash equivalents	(46,546)	43,667	4,522
Cash and cash equivalents at beginning of year	48,656	4,989	467
Cash and cash equivalents at end of year	$ 2,110	$ 48,656	$ 4,989

See accompanying notes to financial statements

Notes to Consolidated Financial Statements

Note A Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned except Blackman Uhler, LLC which is 75 percent owned by the Company (see Note Q). All significant intercompany transactions have been eliminated.

Reclassification. For comparative purposes, certain amounts in the 2001 financial statements have been reclassified to conform with the 2003 and 2002 presentation.

Use of Estimates. The preparation of the financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting Period. The Company's fiscal year is the 52- or 53-week period ending the Saturday nearest to December 31. Fiscal year 2003 ended on January 3, 2004, fiscal year 2002 ended on December 28, 2002 and 2001 ended on December 29, 2001. The 2003 fiscal year included 53 weeks and 2002 and 2001 fiscal years included 52 weeks.

Revenue Recognition. Revenue from product sales is recognized at the time ownership of goods transfers to the customer and the earnings process is complete. Shipping costs of approximately $2,252,000, $1,803,000 and $1,640,000 in 2003, 2002 and 2001, respectively, are recorded as a reduction of sales.

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

Intangibles arising from acquisitions represent the excess of cost over fair value of net assets of businesses acquired. In June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separate intangible assets that are not deemed to have an indefinite life are amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill, recorded in the Specialty Chemicals Segment's assets, and intangible assets acquired prior to July 1, 2001, the Company has applied the new accounting rules beginning December 30, 2001. Application of the non amortization provisions of the statement resulted in an increase in net income of $110,000 or $.02 per share in 2003 and 2002, and would have impacted 2001 by the same amounts.

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

Accounts receivable from the sale of products are recorded at net realizable value and the Company grants credit to customers on an unsecured basis. Substantially all of the Company's accounts receivable are due from companies located throughout the United States. The Company provides an allowance for doubtful collections that is based upon a review of outstanding receivables, historical collection information and existing economic conditions. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables are generally due within 30 to 45 days. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.

The cash surrender value of life insurance is the contractual amount on policies maintained with one insurance company. The Company performs a periodic evaluation of the relative credit standing of this company as it relates to the insurance industry.

Research and Development Expense. The Company incurred research and development expense of approximately $457,000, $524,000 and $701,000 in 2003, 2002 and 2001, respectively.

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

Variable Interest Entities. In January 2003, the FASB released Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that all primary beneficiaries of Variable Interest Entities (VIE) consolidate that entity. FIN 46 is effective immediately for VIEs created or acquired after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a VIE it acquired before February 1, 2003. The Company has determined that it has not created or modified any relationships or contracts since February 1, 2003 that could result in potential VIEs and did not identify any relationships that existed prior to February 1, 2003 that could potentially be classified as a VIE. As a result, there was no impact on the Company's financial statements in 2003.

Note B Change in Accounting Principle

In accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" ("the Statements"), goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Impairment assessments were performed at the end of the second quarter of 2002 on goodwill recorded at each of the operating entities. The assessment resulted in an impairment charge of $362,000 of goodwill, $201,000 in the Metals Segment and $161,000 in the Colors Segment. The write-down was recorded as a one-time after-tax charge of $235,000, or $.04 per share, which was recorded as a restatement in the first quarter of 2002 reflecting the cumulative effect of a change in accounting principle. The impairment assessment was updated through 2003 year-end on the remaining goodwill related to the acquisition of Manufacturers Chemicals and no further write-down was considered necessary.

Note C Special Charges

Accounting For The Impairment Of Long-lived Assets . In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. During the fourth quarter of 2003, the Company completed an impairment assessment on the plant and equipment located at Greensboro, North Carolina. Pigment sales to the textile industry out of the Greensboro plant have declined, especially in the last six months of 2003 and as a result the plant has become underutilized generating operating losses over the last six months of 2003, primarily because of deteriorating market conditions in the textile industry. After completing an analysis of the business at the site and exploring other options that were available, it became apparent that the facility could not adequately recover the fixed costs related to the facility under current business conditions. This resulted in the recording of a $490,000 impairment loss in the fourth quarter of 2003 on the plant and equipment. The impairment loss was calculated based on the excess of the carrying amount of the long-lived assets over their fair value. Management utilized its best estimate to determine fair values including market conditions, experience in acquiring and disposing of similar plant and equipment, and estimates of future cash flows, to test for recoverability of the long-lived assets. During the second quarter of 2002, the Company completed an impairment assessment on the plant and equipment located at Spartanburg, South Carolina. The Spartanburg plant was substantially underutilized and generating operating losses, primarily because of deteriorating market conditions. The Company began experiencing certain indications that the operations at this site were deteriorating further, including the unexpected loss of anticipated dye business, increases in pricing pressure from competitors, and reductions in expected revenues in the specialty chemical tolling business. As a result, the Company revised its business plans and projections to better reflect what management believed were current market conditions. After completing an analysis of the business at the site and exploring other options that were available, it became apparent that the facility could not adequately recover the fixed costs related to the facility under current business conditions. This resulted in the recording in the second quarter of 2002 of a $2,267,000 impairment loss on the plant and equipment, $1,786,000 related to the Colors Segment and $481,000 to the Specialty Chemicals Segment. The impairment loss was calculated as described above. The impairment assessments at Spartanburg were updated through the 2003 year-end which resulted in the recording of an additional write-down of $191,000 in the fourth quarter of 2003 against plant and equipment utilized by the Colors Segment's liquid dye business, which is currently being sold (see below).

Other Special Charges. As a result of the continuing downward trends in the textile industry and poor financial performance of the Colors Segment, the Company began at the end of the fourth quarter of 2003 downsizing its dye business servicing the textile industry. The Company has entered into an agreement, which is expected to close before the end of March 2004, to sell the Segment's liquid dye business composed of vat, sulfur, liquid disperse and liquid reactive dyes with annual sales of approximately $4,500,000. Several customers and related products serviced by the Segment's remaining textile dye business have been rationalized. In the fourth quarter of 2003, a $290,000 inventory charge was recorded to cost of goods sold to write down inventories related to discontinuing affected product lines. As discussed above, the Colors Segment's pigment business located in Greensboro, North Carolina, experienced a significant downturn in textile business during the last six months of 2003. As a result of lost business, mainly from customers closing their operations, the location accumulated excessive inventories with few or no customers available to systematically sell or blend off the inventory. As a result a $481,000 inventory charge was recorded to cost of goods sold in the fourth quarter of 2003. In the second quarter of 2002 inventory charges of $2,471,000 were recorded to cost of goods sold, $1,800,000 for the Colors Segment and $671,000 for the Metals Segment. The Company has historically sold off excess inventory slowly to avoid distressed pricing that would be required to dispose of the excess inventory more quickly. With the price erosion that occurred over the first six months of 2002 and weak business conditions that existed, excess inventories were not reduced as much as planned. Therefore, excess inventories were written down to reflect management's estimate of the market values. As further discussed in Note I, a $97,000 environmental charge was accrued in the second quarter of 2002 in the Colors Segment to provide for a proposed settlement of a claim related to shipment of waste to an outside waste disposal site during the 1980s.

Note D Investments in Equity Securities

During 2002, the Company sold its investment in Ta Chen International Corp. for $701,000, realizing a pretax gain of $418,000. The Company also sold the remaining shares of its investment in SpanAmerica for $285,000, realizing a pretax gain of $87,000.

During 2001, the Company received $245,000 from the sale of a portion of its SpanAmerica investment, realizing a pre-tax gain of $68,000.

Investments in equity securities consisted of the following:
	Fair Value of Investment	Unrealized Appreciation	Other Comprehensive Income, Net	Deferred Income Taxes
2001	$ 885,194	$ 356,391	$ 231,391	$ 125,000

The unrealized appreciation of the investments were recorded as other comprehensive income included in shareholders' equity, net of deferred income taxes.

All the Company's investments were classified as available for sale.

Note E Property, Plant and Equipment

Property, plant and equipment consist of the following:

	2003	2002	2001
Land	$ 406,868	$ 406,868	$ 458,720
Land improvements	957,218	953,390	970,900
Buildings	13,916,819	14,227,581	16,896,378
Machinery, fixtures and equipment	40,404,271	40,855,133	42,656,337
Construction-in-progress	839,171	283,739	1,139,734
	56,524,347	56,726,711	62,122,069
Less accumulated depreciation	36,960,848	35,520,292	36,621,995
Total property, plant and equipment	$ 19,563,499	$ 21,206,419	$ 25,500,074
Note F Deferred Charges

Deferred charges consist of the following:
	2003	2002	2001
Goodwill	$ 2,050,559	$ 2,050,559	$ 2,843,965
Product license agreements	150,000	150,000	169,057
Debt expense	763,285	473,285	-
Other	68,402	-	-
	3,032,246	2,673,844	3,013,022
Less accumulated amortization	1,196,690	816,674	1,251,868
	$ 1,835,556	$ 1,857,170	$ 1,761,154
Note G Line of Credit

On July 26, 2002, the Company entered into a new Credit Agreement with a new lender to provide a $19,000,000 line of credit expiring on July 25, 2004, and refinanced the Company's notes payable and long-term debt replacing the existing bank indebtedness. On July 24, 2003, the agreement was amended, increasing the borrowing amount to $23,000,000, primarily under the existing terms, and extending the expiration date to July 25, 2006. Current interest rates are prime plus .25 percent or LIBOR plus 2.75 percent, and can vary based on EBITDA performance from prime to prime plus .75 percent and LIBOR plus 2.50 percent to LIBOR plus 3.25 percent. The Company has the option of electing to borrow portions of the outstanding loan balance under the LIBOR plus 2.50 rate, and has had $10,000,000 subject to that rate since July 28, 2003. The rates at January 3, 2004 were 4.0 percent for borrowings based on the prime rate, and 3.6631 percent for borrowings based on the LIBOR rate. Borrowings under the Agreement are limited to a borrowing base calculation including eligible accounts receivable, inventories, and cash surrender value of the Company's life insurance as defined in the Agreement. As of January 3, 2004, the amount available for borrowing was $23,000,000 of which $18,761,000 was borrowed leaving $4,239,000 of availability.

Borrowings under the Credit Agreement are collateralized by accounts receivable, inventory, cash surrender value of life insurance and the equipment located at the Manufacturers Chemicals and Bristol Metals plants. Covenants include, among others, maintaining certain EBITDA and tangible net worth amounts, and prohibit the payment of dividends.

Average borrowings outstanding during fiscal 2003, 2002 and 2001 were $14,923,000, $14,178,000 and $14,966,000 with weighted average interest rates of 3.82 percent, 5.41 percent and 5.47 percent, respectively. The Company made interest payments of $747,000 in 2003, $668,000 in 2002 and $957,000 in 2001. At January 3, 2004, the Company was in violation of its earnings covenant for which the Company received a waiver from the lender.

Note H Accrued Expenses

Accrued expenses consist of the following:

	2003	2002	2001
Salaries, wages and commissions	$ 569,502	$ 382,311	$ 634,090
Insurance	390,533	319,919	364,406
Interest	100,387	141,879	68,621
Pension	118,339	124,608	113,138
Taxes, other than income taxes	190,128	118,152	402,025
Advances from customers	597,805	77,011	23,965
Other accrued items	407,368	448,914	381,065
Total accrued expenses	$ 2,374,062	$ 1,612,794	$ 1,987,310
Note I Environmental Compliance Costs

At January 3, 2004, the Company has accrued $845,000 in remediation costs which, in management's best estimate, will satisfy anticipated costs of known remediation requirements as outlined below. Expenditures related to costs currently accrued are not discounted to their present values and are expected to be made over the next two to three years. As a result of the evolving nature of the environmental regulations, the difficulty in estimating the extent and remedy of environmental contamination, and the availability and application of technology, the estimated costs for future environmental compliance and remediation are subject to uncertainties and it is not possible to predict the amount or timing of future costs of environmental matters which may subsequently be determined. Subject to the difficulty in estimating future environmental costs, the Company believes that the likelihood of material losses in excess of the amounts recorded is remote.

Prior to 1987, the Company utilized certain products at its chemical facilities that are currently classified as hazardous waste. Testing of the groundwater in the areas of the treatment impoundments at these facilities disclosed the presence of certain contaminants. In addition, several solid waste management units ("SWMUs") at the plant sites have been identified. During 1994, the Company completed a reevaluation of its remediation plans including RCRA Facility Investigations which have been submitted for regulatory approval. In 1998 the Company completed an RCRA Facility Investigation at its Spartanburg plant site, and based on the results, completed a Corrective Measures Study in 2000. A Corrective Measures Plan specifying remediation procedures to be performed was submitted in 2000 for regulatory approval. The Company recorded a special charge of $560,000 in 2000 and has $606,000 accrued at January 3, 2004, to provide for additional estimated future remedial, cleanup and monitoring costs.

At the Augusta plant site, the Company submitted in 2000 results of a Phase II Monitoring Plan for regulatory approval. After receiving approval, a Risk Assessment and Corrective Measures Plan was developed and submitted for regulatory approval. A Closure and Post-Closure Care Plan was submitted and approved in 2001 for the closure of the surface impoundment. Based on the anticipated results of the studies performed at the site, the Company recorded a special charge of $1,148,000 in the fourth quarter of 2000. The Company completed the surface impoundment during 2002, and has $156,000 accrued at January 3, 2004 for additional estimated future remedial, cleanup and monitoring costs.

The Company has identified and evaluated two SWMUs at its plant in Bristol, Tennessee that revealed residual groundwater contamination. An Interim Corrective Measures Plan was submitted for regulatory approval in December 2000 to address the final area of contamination identified. The Company accrued $61,000 in the fourth quarter of 1998 and an additional $57,000 in the fourth quarter of 2000, of which $83,000 remains accrued at January 3, 2004, to provide for estimated future remedial and cleanup costs.

The Company has been designated, along with others, as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act, or comparable state statutes, at two waste disposal sites. During 2002, the Company settled its obligation at one of the sites, accruing $97,000 in June 2002. It is impossible to determine the ultimate costs related to the remaining two sites due to several factors such as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions which may be required, and the determination of the Company's liability in proportion to other responsible parties. At the present time, the Company does not have sufficient information to form an opinion as to whether it has any liability, or the amount of such liability, if any. However, it is reasonably possible that some liability exists.

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

Note J Deferred Compensation

The Company had a deferred compensation agreement with a former officer and current Board of Directors member. Amounts deferred became payable upon retirement of the officer in 2002. Interest accrued on amounts deferred, net of estimated income tax benefits deferred by the Company until payments were made, at rates consistent with other invested retirement funds held by the Company in accordance with the agreement. The Company made a $266,000 payment in 2002. At December 28, 2002, the amount deferred totaled $272,000 and the remaining balance was paid in January 2003.

The Company has deferred compensation agreements with certain former officers providing for payments for ten years in the event of pre-retirement death or the longer of ten years or life beginning at age 65. The present value of such vested future payments, $544,000 at January 3, 2004, has been accrued.

Note K Shareholders' Rights

On February 4, 1999, the Board of Directors adopted a new Shareholders' Rights Plan (the "Plan") to succeed the Shareholders' Rights Plan which expired on March 26, 1999. Under the terms of the Plan, which expires in March 2009, the Company declared a dividend distribution of one right for each outstanding share to holders of record at the close of business on March 26, 1999. Each Right entitles holders to purchase 2/10 of one share of Common Stock at a price of $25.00 per share. Initially, the Rights are not exercisable and will automatically trade with the Common Stock. Each right becomes exercisable only after a person or group acquires more than 15 percent of the Company's Common Stock, or announces a tender or exchange offer for more than 15 percent of the stock. At that time, each right holder, other than the acquiring person or group, may use the Right to purchase $25.00 worth of the Company's Common Stock at one-half of the then market price.

Note L Stock Options

A summary of activity in the Company's stock option plans is as follows:

	Weighted Average Exercise Price	Outstanding	Available
At December 30, 2000	$11.13	396,250	220,750

Granted	$6.05	106,000	(106,000)
Exercised	$-	-	-
Cancelled		(28,750)	28,750
Expired		(30,000)	-
At December 29, 2001	$9.94	443,500	143,500

Authorized			222,000
Granted	$4.65	163,500	(163,500)
Exercised	$-	-	-
Cancelled		(3,750)	3,750
Expired		-
At December 28, 2002	$8.52	603,250	205,750

Granted	$6.12	97,000	(97,000)
Exercised	$-	-	-
Cancelled		(50,250)	50,250
Expired		(55,500)	-
At January 3, 2004	$6.16	594,500	159,000

The following table summarizes information about stock options outstanding at January 3, 2004:
	Outstanding Stock Options		Exercisable Stock Options
		Weighted Average
Range of Prices	Shares	Exercise Price	Remaining Contractual Life in Years	Shares	Weighted Average Exercise Price
$11.88 to $14.83	39,000	$ 12.44	.46	39,000	$ 12.44
$18.88	14,500	$ 18.88	2.32	14,500	$ 18.88
$15.13	82,500	$ 15.13	3.32	82,500	$ 15.13
$13.63	4,500	$ 13.63	4.32	4,500	$ 13.63
$7.28 to $7.75	103,000	$ 7.71	5.37	83,300	$ 7.71
$6.75	4,500	$ 6.75	6.37	4,500	$ 6.75
$5.01 to $6.11	106,000	$ 6.05	7.56	46,000	$ 5.97
$4.65	143,500	$ 4.65	8.31	34,700	$ 4.65
$5.82 to $6.21	97,000	$ 6.12	9.79	-	$ 6.12

The Company grants to non-employee directors, officers and key employees options to purchase common stock of the Company under three Plans adopted in 1988, 1994 and 1998. Options were granted through January 28, 1998 under the 1988 Plan. Under the 1994 Plan options may be granted through April 29, 2004, and through April 30, 2008 under the 1998 Plan at a price not less than the fair value on the date of grant. Under the 1988 and 1998 Plans, options may be exercised beginning one year after date of grant at a rate of 20 percent annually on a cumulative basis. Under the 1994 Non-Employee Directors' Plan, options may be exercised at the date of grant. At the 2003, 2002 and 2001 respective year ends, 309,000, 319,950 and 253,900 shares of the options outstanding were fully exercisable.

The Company has elected to apply the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," (APB No. 25) in the computation of compensation expense. Under APB No. 25's intrinsic value method, compensation expense is determined by computing the excess of the market price of the shares over the exercise price on the measurement date. For the Company's options, the intrinsic value on the measurement date (or grant date) is zero, and no compensation expense is recognized. FASB Statement No. 123 requires the Company to disclose pro forma net income and income per share as if a fair value based accounting method had been used in the computation of compensation expense. The fair value of the options computed under Statement No. 123 would be recognized over the vesting period of the options. The fair value for the Company's options granted subsequent to December 31, 1994 was estimated at the time the options were granted using the Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002 and 2001, respectively: risk-free interest rate of five percent; volatility factors of the expected market price of the Company's Common Shares of .676, .694 and .690; an expected life of the option of seven years. The dividend yield used in the calculation was zero percent for 2003 and 2002 and two percent for 2001. The weighted average fair values on the date of grant were $4.22, $3.26 and $3.54 in 2003, 2002 and 2001, respectively. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The effects of applying Statement No. 123 may not be representative of the effects on reported net income in future years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The following is the pro forma information for 2003, 2002 and 2001:
	2003	2002	2001
Net loss reported	$ (1,420,648)	$ (4,843,089)	$ (318,134)
Compensation expense, net of tax	(127,066)	(199,370)	(93,076)
Pro forma net loss	$ (1,547,714)	$ (5,042,459)	$ (411,210)
Basic and diluted loss per share	$ (.24 )	$ (.81 )	$ (.05 )
Compensation expense, net of tax	(.02)	(.04 )	(.02 )
Pro forma basic and diluted loss per share	$ (.26)	$ (.85 )	$ (.07 )
Note M Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows at the respective year ends:

	2003	2002	2001
Deferred tax assets: Allowance for doubtful accounts Deferred compensation Inventory capitalization Accrued group insurance Environmental reserves NOL carryforward Other	$ 46 196 384 132 305 822 -	$ 287 296 386 109 358 - 233	$ 333 384 381 122 486 - 41
Total deferred tax assets	1,885	1,669	1,747
Deferred tax liabilities: Tax over book depreciation Prepaid expenses Other	1,897 523 689	1,831 537 -	2,184 552 125
Total deferred tax liabilities	3,109	2,368	2,861
Net deferred tax liabilities	$ (1,224)	$ (699)	$ (1,114)

Significant components of the provision for income taxes are as follows:

	2003	2002	2001
Current: Federal State	$ - -	$ (2,180) (34)	$ (701) (22)
Total current	-	(2,214)	(723)
Deferred: Federal State	(730) -	(286) (4)	534 16
Total deferred	(730)	(290)	550
Total	$ (730)	$ (2,504)	$ (173)

The reconciliation of income tax computed at the U. S. federal statutory tax rates to income tax expense is:
	2003		2002		2001
(Dollar amount in thousands)	Amount	%	Amount	%	Amount	%
Tax at U.S. Statutory rates	$ (731)	34.0%	$ (2,414)	34.0%	$ (167)	34.0%
State income taxes, net of federal tax benefit	(28)	1.4%	(25)	..3%	(3)	..6%
Other, net	29	(1.4% )	(65)	.9%	(3)	.6%
Total	$ (730)	34.0%	$ (2,504)	35.2%	$ (173)	35.2%

Income tax payments of approximately $71,000, $93,000 and $278,000 were made in 2003, 2002 and 2001, respectively. The Company has a Federal net operating loss carryforward (NOL) of $2,526,000 which expires in 2023.

Note N Benefit Plans

The Company has a 401(k) Employee Stock Ownership Plan covering all non-union employees. Employees may contribute to the Plan up to 100 percent of their salary with a maximum of $12,000 for 2003. Contributions by the employees are invested in one or more funds at the direction of the employee; however, employee contributions cannot be invested in Company stock.

Contributions by the Company are made primarily in Synalloy stock. The Company contributes on behalf of each participant who is eligible a matching contribution equal to a percentage which is determined each year by the Board of Directors. For 2003 the maximum was four percent. The matching contribution is allocated bi-monthly. Matching contributions of approximately $331,000, $334,000 and $342,000 were made for 2003, 2002 and 2001, respectively. The Company may also make a discretionary contribution, which shall be distributed to all eligible participants regardless of whether they contribute to the Plan. No discretionary contributions were made to the Plan in 2003, 2002 and 2001.

The Company also contributes to union-sponsored defined contribution retirement plans. Contributions relating to these plans were approximately $276,000, $265,000 and $339,000 for 2003, 2002 and 2001, respectively.

Note O Contingencies

The Company is from time-to-time subject to various claims, other possible legal actions for product liability and other damages, and other matters arising out of the normal conduct of the Company's business. Other than the environmental contingencies discussed in Note I, management believes that based on present information, the likelihood that liability, if any exists, is remote.

Note P Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2003	2002	2001
Numerator: Net loss	$ (1,420,648)	$ (4,843,089)	$ (318,134)
Denominator: Denominator for basic earnings per share -weighted average shares Effect of dilutive securities: Employee stock options	5,976,905 20,225	5,964,304 -	5,964,336 538
Denominator for diluted earnings per share	5,997,130	5,964,304	5,964,874
Basic loss per share	$ (.24 )	$ (.81)	$ (.05)
Diluted loss per share	$ (.24)	$ (.81)	$ (.05)

The diluted earnings per share calculation excludes the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. The Company had 574,275, 603,250 and 437,500 weighted average shares of common stock which were not included in the diluted earnings per share calculation as their effect was anti-dilutive in 2003, 2002 and 2001, respectively.

Note Q Acquisitions

On July 23, 2003 the Company purchased certain assets of Rite Industries. These assets along with Synalloy's existing textile dye business were placed in a newly formed subsidiary of the Company called Blackman Uhler, LLC (BU Colors). The newly formed company is owned 75 percent by the Company with the remaining percentage owned by a group of former Rite Industries executives now associated with BU Colors. The acquisition provides a significant number of customers in the paper and other non-textile industries expanding the Color Segment's non-textile sales base. Total cost of the acquisition was $200,000 and the Company funded the acquisition with available cash. On July 16, 2001, the Company purchased certain assets of Global Chemical Resources, located in Dalton, Georgia. Dalton, which is part of the Specialty Chemicals Segment, manufactures and resells chemical specialties and heavy chemicals and blends and resells dyestuffs to the carpet and rug industries, selected textile mills and the wire drawing industry. Total cost of the acquisition was $2,818,000. The Company funded the acquisition with available cash. Both acquisitions were accounted for by the purchase method of accounting with the purchase price allocated to the underlying assets based on their respective fair values at the date of acquisition. Since both purchase prices were approximately equal to the fair value of the net assets acquired, no goodwill was recorded on either transaction. The Company's consolidated financial statements include the results of both acquisitions from the date of acquisition. Neither acquisition had a material impact on 2003 and 2001 operations, respectively; therefore, no pro forma data has been presented.

Note R Industry Segments

Synalloy Corporation operates in three principal industry segments: metals, colors and specialty chemicals. The Company identifies such segments based on products and services. The Metals Segment consists of Bristol Metals, a wholly-owned subsidiary. The Colors and Chemicals Segments consist of Blackman Uhler Chemical Company, a division of the Company, Manufacturers Chemicals and Organic-Pigments Corporation, wholly-owned subsidiaries, and Blackman Uhler, LLC which is 75 percent owned by the Company.

The Colors Segment manufactures dyes, pigments and auxiliaries primarily for the paper, textile, carpet, flexographic printing, graphic arts and coatings industries. The Specialty Chemicals Segment manufactures a wide variety of specialty chemicals for the textile, carpet, chemical, paper, metals, petroleum and pharmaceutical industries. The Metals Segment manufactures welded stainless steel pipe and highly specialized products, most of which are custom-produced to individual orders, required for corrosive and high-purity processes used principally by the chemical, petrochemical and pulp and paper industries. Products include piping systems, fittings, tanks, pressure vessels and a variety of other components.

Operating profit is total revenue less operating expenses, excluding interest expense and income taxes. Identifiable assets (all of which are in the United States) are those assets used in operations by each segment. Centralized data processing and accounting expenses are allocated to the three Segments based upon estimates of their percentage of usage. Corporate assets consist principally of cash, certain investments, and property and equipment. No single customer or agency (domestic or foreign) accounted for more than ten percent of revenues in 2003, 2002 and 2001.

Segment information:

	2003	2002	2001
Net sales Specialties Segment Colors Segment	$ 24,013 26,121	$ 22,915 19,182	$ 20,626 23,135
Chemicals Group Metals Segment	50,134 48,674	42,097 43,364	43,761 47,343
Total net sales	$ 98,808	$ 85,461	$ 91,104
Operating (loss) income Specialties Segment Colors Segment	735 (2,700)	222 (4,687)	(743) (812)
Chemicals Group Metals Segment	(1,965) 1,303	(4,465) (1,652)	(1,555) 2,444
	(662)	(6,117)	889
Less unallocated corporate expense	833	783	877
Operating (loss) income	(1,495)	(6,900)	12
Other expense, net	656	212	503
Loss before taxes	$ (2,151)	$ (7,112)	$ (491)
Identifiable assets Specialties Segment Colors Segment	$ 16,007 14,152	$ 16,352 11,567	$ 16,728 20,406
Chemicals Group Metals Segment Corporate	30,159 29,472 5,294	27,919 25,907 6,140	37,134 27,124 5,588
	$ 64,925	$ 59,966	$ 69,846
Depreciation and amortization Specialties Segment Colors Segment	$ 818 278	$ 884 616	$ 824 791
Chemicals Group Metals Segment Corporate	1,096 1,329 647	1,500 1,391 489	1,615 1,395 368
	$ 3,072	$ 3,380	$ 3,378
Capital expenditures Specialties Segment Colors Segment	$ 484 764	$ 1,259 154	4,089 157
Chemicals Group Metals Segment Corporate	1,248 697 64	1,413 378 361	4,246 1,171 1,019
	$ 2,009	$ 2,152	$ 6,436
Geographic sales United States Elsewhere	$ 96,226 2,582	$ 83,067 2,394	$ 87,298 3,806
	$ 98,808	$ 85,461	$ 91,104
Note S Quarterly Results (unaudited)

The following is a summary of quarterly operations for 2003, 2002 and 2001:
(Dollars in thousands, except per share data)	Net Sales	Gross Profit	Net (Loss) Income	Net (Loss) Income Per Common Share Diluted Basic
2003 First Quarter Second Quarter Third Quarter Fourth Quarter	$ 20,298 24,155 25,851 28,504	$ 2,175 3,082 3,109 2,702	$ (338) 185 4 (1,272)	$(.06) ..03 ..00 (.21)	$(.06) ..03 ..00 (.21)
2002 First Quarter Second Quarter Third Quarter Fourth Quarter	$ 20,422 22,013 21,958 21,068	$ 1,585 (493) 2,681 1,868	$ (1,158) (3,744) 42 17	$(.19 ) (.63 ) ..01 ..00	$(.19 ) (.63 ) ..01 ..00
2001 First Quarter Second Quarter Third Quarter Fourth Quarter	$ 25,103 22,605 22,997 20,399	$ 3,600 2,632 2,617 1,735	$ 486 (54) (293) (457)	$.08 (.01 ) (.05 ) (.08 )	$.08 (.01 ) (.05 ) (.08 )

First quarter Net Income and Per Share numbers for 2002 include a goodwill impairment charge of $235,000 and $.04 per share, respectively.

Report of Management

The accompanying financial statements have been prepared in conformity with U. S. generally accepted accounting principles and the financial statements for the year ended January 3, 2004 have been audited by Dixon Hughes PLLC, Independent Auditors. The financial statements for the years ended December 28, 2002 and December 29, 2001 have been audited by Ernst & Young LLP. Management of the Company assumes responsibility for the accuracy and reliability of the financial statements. In discharging such responsibility, management has established certain standards which are subject to continuous review and are monitored through the Company's financial management. The Board of Directors pursues its oversight role for the financial statements through its Audit Committee which consists of outside directors. The Audit Committee meets on a regular basis with representatives of management and Dixon Hughes PLLC.

Report of Independent Auditors

Shareholders and Board of Directors
Synalloy Corporation

We have audited the accompanying consolidated balance sheet of Synalloy Corporation (a Delaware corporation) and subsidiaries as of January 3, 2004 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. Our audit also includes the financial statement schedule listed in the index at Item 15(a). These consolidated financial statements and schedule for the year ended January 3, 2004 are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Synalloy Corporation as of December 28, 2002 and December 29, 2001, were audited by other auditors whose report dated February 21, 2003, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the January 3, 2004, consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synalloy Corporation and subsidiaries as of January 3, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the January 3, 2004 basic consolidated financial statements and schedule taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Dixon Hughes PLLC

Charlotte, North Carolina
February 18, 2004

Shareholders and Board of Directors
Synalloy Corporation

We have audited the accompanying consolidated balance sheets of Synalloy Corporation and subsidiaries as of December 28, 2002 and December 29, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 28, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synalloy Corporation and subsidiaries at December 28, 2002 and December 29, 2001, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements and schedule taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note B to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" in the year ending December 28, 2002.

/s/ Ernst & Young LLP

Greenville, South Carolina
February 21, 2003

Item 9 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Ernst & Young LLP ("E&Y"), certified public accountants, which had served as the Company's principal independent accountant since the Company's inception, was dismissed from such position effective September 26, 2003. Auditor's reports issued by E&Y on the Company's financial statements for each of the Company's fiscal years ended December 28, 2002 and December 29, 2001 contained no adverse opinion or disclaimer of opinion, nor was modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was approved by the Audit Committee of the Board of Directors after a review of the Company's auditing requirements and the cost thereof in light of changes resulting from the Sarbanes-Oxley Act of 2002. During the fiscal years ended December 28, 2002 and December 29, 2001, and the subsequent interim periods preceding the dismissal of E&Y, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to E&Y's satisfaction, would have caused E&Y to make reference to the subject matter of the disagreement in its reports on the financial statements for such years. None of the kinds of events required to be reported under Item 304(a) (1) (v) of the SEC's Regulation S-K occurred during Company's fiscal years ended December 28, 2002 and December 29, 2001, or the subsequent interim periods preceding the dismissal of E&Y.

Elliott Davis, LLP, certified public accountants, was engaged by the Company on September 26, 2003 to audit the Company's financial statements for the year ending January 3, 2004. During the Company's two most recent fiscal years and the subsequent interim periods prior to engaging Elliott Davis, the Company did not consult Elliott Davis regarding any matter required to be reported under Item 304(a)(2) of the SEC's Regulation S-K. Elliott Davis was subsequently dismissed as the Company's independent auditors, effective December 2, 2003. Elliott Davis did not audit the Company's financial statements and did not issue an opinion on the Company's financial statements. The decision to dismiss Elliott Davis was approved by the Audit Committee of the Board of Directors. From the engagement of Elliott Davis until its dismissal, there were no disagreements with the firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Elliott Davis, would have caused it to make reference to the subject matter of the disagreement in its reports on the financial statements. None of the kinds of events required to be reported under Item 304(a) (1) (v) of the SEC's Regulation S-K occurred during Company's two most recent fiscal years and the subsequent interim periods preceding the dismissal of Elliott Davis.

The Audit Committee of the Board of Directors of Synalloy Corporation (the "Company") has approved the engagement of Dixon Hughes PLLC, the successor in the merger of its current independent auditors, Crisp Hughes Evans LLP, and the firm of Dixon Odom PLLC, as its independent auditors effective with the successful merger of the two firms. On March 1, 2004, the Audit Committee of the Board of Directors was notified that the merger of the two firms was completed and that the firm of Crisp Hughes Evans LLP ceased to exist. The Company engaged Crisp Hughes Evans LLP on December 2, 2003, as its new Independent public accountants. Crisp Hughes Evans LLP did not audit the Company's consolidated financial statements and has not issued an opinion on the Company's consolidated financial statements. During the period from December 2, 2003 through the merger of Crisp Hughes Evans LLP with Dixon Odom PLLC, there were no disagreements between the Company and Crisp Hughes Evans LLP on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Crisp Hughes Evans LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its report. During the Company's two most recent fiscal years and the subsequent interim periods prior to engaging Dixon Hughes, the Company did not consult Dixon Hughes regarding any of the matters required to be reported under Item 304(a) (2) of the SEC's Regulation S-K.

Item 9A Controls and Procedures

Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures, as of the end of the period covered by this annual report, was adequate.

No disclosure is required under 17 C.F.R. Section 228.308.

PART III

Item 10 Directors and Executive Officers of the Registrant

Incorporated by reference to the information set forth under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement to be used in connection with its Annual Meeting of Shareholder to be held April 29, 2004 (the "Proxy Statement").

Audit Committee Financial Expert. The Company's Board of Directors has determined that the Company has at least one "audit committee financial expert," as that term is defined by Item 401(h) of Regulation S-K promulgated by the Securities and Exchange Commission, serving on its Audit Committee. Mr. Carroll Vinson meets the terms of the definition. Pursuant to the terms of Item 401(h) of Regulation S-K a person who is determined to be an "audit committee financial expert" will not be deemed an expert for any purpose as a result of being designated or identified as an "audit committee financial expert" pursuant to Item 401, and such designation or identification does not impose on such person any duties, obligations or liability that are greater than the duties, obligations or liability imposed on such person as a member of the Audit Committee and Board of Directors in the absence of such designation or identification. Further, the designation or identification of a person as an "audit committee financial expert" pursuant to Item 401 does not affect the duties, obligations or liability of any other member of the Audit Committee or Board of Directors.

Audit Committee. The Company has a separately designated standing Audit Committee of the board of Directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Carroll D. Vinson, Murray H. Wright and Craig C. Bram.

Code of Ethics. The Company's Board of Directors has adopted a Code of Ethics that applies to the Company's Chief Executive Officer, Vice President, Finance and corporate and divisional controllers. The Code of Ethics is available on the Company's website at: www.synalloy.com. Any amendment to, or waiver from, this Code of Ethics will be posted on the Company's internet site.

Item 11 Executive Compensation

Incorporated by reference to the information set forth under the caption "Remuneration of Directors and Officers" in the Proxy Statement.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the information set forth under the captions "Beneficial Owners of More Than Five Percent of the Company's Common Stock" and "Security Ownership of Management" in the Proxy Statement.

Equity Compensation Plan Information. The following table sets forth aggregated information as of January 3, 2004 about all of the Company's equity compensation plans.
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	594,500	$6.16	159,000
Equity compensation plans not approved by security holders	0	0	0
Total	594,500	$6.16	159,000

At the February 6, 2003 meeting of the Board, the Board determined that for the 12-month period beginning at the 2003 Annual Meeting of Shareholders, each non-employee Director elected to serve would receive 5,000 shares of the Company's stock in lieu of the annual cash retainer and option to purchase 1,500 shares of the Company's stock that had been provided to directors upon election in prior years. On February 5, 2004, the Board determined that for the 12-month period beginning at the 2004 Annual Meeting of Shareholders, each non-employee Director elected to serve will receive a retainer equivalent to $25,000 to be paid in stock, the number of shares to be determined by the stock price on the day prior to the Annual Meeting of Shareholders. The shares granted to the Directors are not registered and are subject to forfeiture in whole or in part upon the occurrence of certain events. The above table does not reflect these shares issued to non-employee directors.

Item 13 Certain Relationships and Related Transactions

None

Item 14 Principal Accountant Fees and Services

Incorporated by reference to the information set forth under the caption "Independent Public Accountants - Fees Paid to Independent Auditors" in the Proxy Statement.

PART IV

Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)	The following documents are filed as a part of this report:
	1.	Financial Statements: The following consolidated financial statements of Synalloy Corporation are included in Item 8:
Consolidated Statements of Operations at January 3, 2004, December 28, 2002 and December 29, 2001
Consolidated Balance Sheets for the years ended January 3, 2004, December 28, 2002 and December 29, 2001
Consolidated Statements of Shareholders' Equity for the years ended January 3, 2004, December 28, 2002 and December 29, 2001
Consolidated Statements of Cash Flows for the years ended January 3, 2004, December 28, 2002 and December 29, 2001
Notes to Consolidated Financial Statements
	2.	Financial Statements Schedules: The following consolidated financial statements schedule of Synalloy Corporation is included in Item 15(d).
Schedule II - Valuation and Qualifying Accounts for the years ended January 3, 2004, December 28, 2002 and December 29, 2001

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

	3.	Listing of Exhibits:
See "Exhibit Index"
(b.)

Reports on Form 8-K: There were three reports on Form 8-K filed during the fourth quarter of the 2003 fiscal year. Form 8-Ks were filed on October 2, 2003 and December 9, 2003 disclosing information pursuant to Item 4. A Form 8-K was filed October 22, 2003 disclosing information pursuant to Item 12.

(c.)		Exhibits: The response to this portion of Item 15 is submitted in a separate section of this report.
(d.)		Financial Statements Schedules: The response to this portion of Item 15 is submitted as a separate section of this report.

Schedule II Valuation and Qualifying Accounts

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Deductions Describe (1)	Balance at End of Period
Year ended January 3, 2004 Deducted from asset account: Allowance for doubtful accounts	$ 1,248,000	$ 725,000	$1,650,000	$ 323,000
Year ended December 28, 2002 Deducted from asset account: Allowance for doubtful accounts	$ 1,128,000	$ 522,000	$ 402,000	$ 1,248,000
Year ended December 29, 2001 Deducted from asset account: Allowance for doubtful accounts	$ 1,056,000	$ 295,000	$ 223,000	$ 1,128,000

(1) Allowances, uncollected accounts and credit balances written off against reserve, net of recoveries.

 Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By /s/ Ralph Matera Ralph Matera Chief Executive Officer	March 30, 2004 Date
By /s/ Gregory M. Bowie Gregory M. Bowie Chief Financial Officer	March 30, 2004 Date

SYNALLOY CORPORATION
Registrant

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ James G. Lane, Jr. James G. Lane, Jr. Chairman of the Board	March 30, 2004 Date
By /s/ Craig C. Bram Craig C. Bram Director	March 30, 2004 Date
By /s/ Sibyl N. Fishburn Sibyl N. Fishburn Director	March 30, 2004 Date
By /s/ Carroll D. Vinson Carroll D. Vinson Director	March 30, 2004 Date
By /s/ Murray H. Wright Murray H. Wright Director	March 30, 2004 Date

Index to Exhibits
Exhibit No. from Item 601 of Regulation S-B	Description
2.1	Purchase Agreement between Synalloy Corporation and Rite Industries, Inc., as amended, incorporated by reference to Registrant's Form 8-K filed August 11, 2003
3.1	Restated Certificate of Incorporation of Registrant, as amended, incorporated by reference to Registrant's Form 10-Q for the period ended March 31, 2001 (the "first quarter 2001 Form 10-Q")
3.2	Bylaws of Registrant, as amended, incorporated by reference to the first quarter 2001 Form 10-Q
4.1	Form of Common Stock Certificate, incorporated by reference to the first quarter 2001 Form 10-Q
4.2

Rights Agreement, dated as of February 4, 1999, as amended May 22, 2000, between registrant and American Stock Transfer and Trust Company, incorporated by reference to exhibits to Registrant's Form 8-K filed May 22, 2000 and Form 8-A filed March 29, 1999, to the first quarter 2001 Form 10-Q

10.1	Synalloy Corporation 1988 Long-Term Incentive Stock Plan, incorporated by reference to the first quarter 2001 Form 10-Q
10.2	Synalloy Corporation Restated 1994 Non-Employee Directors' Stock Option Plan, incorporated by reference to the first quarter 2001 Form 10-Q
10.3	Synalloy Corporation 1998 Long-Term Incentive Stock Plan, incorporated by reference to the first quarter 2001 Form 10-Q
10.8	Registrant's Subsidiary and Divisional Management Incentive Plan, incorporated by reference to the first quarter 2001 Form 10-Q
10.10	Amended Employment Agreement, dated July 25, 2003, between Registrant and Ralph Matera
10.11

Loan and Security Agreement, dated as of July 26, 2002 between Registrant and Foothill Capital Corporation, and related documents, incorporated by reference to the Registrant's Form 10-Q for the period ended June 29, 2002

10.11.1	Amended Loan and Security Agreement, dated as of January 28, 2003 between Registrant and Foothill Capital Corporation
10.12	Amended Loan and Security Agreement, dated as of July 24, 2003 between Registrant and Foothill Capital Corporation
10.13	Amended Loan and Security Agreement, dated as of January 12, 2004 between Registrant and Foothill Capital Corporation
10.14	Amended Salary Continuation Agreement, dated February 6, 2003, between Registrant and Ronald H. Braam
10.15	Amended Employment Agreement, dated November 1, 2003, between Registrant and Ronald H. Braam
21	Subsidiaries of the Registrant
31	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32	Certifications Pursuant to 18 U.S.C. Section 1350