Form 10-Q
period 2004-04-03
SYNALLOY CORP
filed 2004-05-11
CIK 95953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 3, 2004

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

The number of shares outstanding of the registrant's common stock as of April 3, 2004 was 5,989,304.

Synalloy Corporation

Index

 PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Condensed consolidated balance sheets - April 3, 2004 and January 3, 2004
Condensed consolidated statements of income - Three months ended April 3, 2004 and March 29, 2003
Condensed consolidated statements of cash flows - Three months ended April 3, 2004 and March 29, 2003
Notes to condensed consolidated financial statements - April 3, 2004
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 4.	Controls and Procedures

PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K
Signatures and Certifications

PART I
Item 1. FINANCIAL STATEMENTS
Synalloy Corporation
Condensed Consolidated Balance Sheets	Apr 3, 2004	Jan 3, 2004
	(Unaudited)	(Note)
	-----------------	-----------------
Assets
Current assets
Cash and cash equivalents	$4,830	$2,110
Accounts receivable, less allowance
for doubtful accounts	19,340,290	15,545,238
Inventories
Raw materials	9,379,648	10,504,072
Work-in-process	3,385,072	4,641,392
Finished goods	8,801,972	8,973,810
	-----------------	-----------------
Total inventories	21,566,692	24,119,274

Note receivable	1,000,000	-
Deferred income taxes	172,000	172,000
Prepaid expenses and other current assets	451,326	346,736
	-----------------	-----------------
Total current assets	42,535,138	40,185,358

Cash value of life insurance	2,482,457	2,467,457
Property, plant & equipment, net of accumulated
depreciation of $37,657,000 and $36,961,000	19,354,726	19,563,499
Deferred charges and other assets	2,737,140	2,708,720
	-----------------	-----------------
Total assets	$67,109,461	$64,925,034
	=========	=========
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$8,701,237	$8,448,757
Accrued expenses	2,597,408	2,374,062
Current portion of environmental reserves	633,080	656,254
	-----------------	-----------------
Total current liabilities	11,931,725	11,479,073

Long-term debt, less current portion	19,585,038	18,761,415
Environmental reserves	94,153	188,249
Deferred compensation	544,412	543,975
Deferred income taxes	1,733,307	1,396,000

Shareholders' equity
Common stock, par value $1 per share - authorized
12,000,000 shares; issued 8,000,000 shares	8,000,000	8,000,000
Retained earnings	42,098,341	41,433,837
Less cost of Common Stock in treasury:
2,010,696 shares	(16,877,515)	(16,877,515)
	-----------------	-----------------
Total shareholders' equity	33,220,826	32,556,322
	-----------------	-----------------
Total liabilities and shareholders' equity	$67,109,461	$64,925,034
	=========	=========
Note: The balance sheet at January 3, 2004 has been derived from the audited consolidated financial statements at that date.
See accompanying notes to condensed consolidated financial statements.

- 3 -

Synalloy Corporation
Condensed Consolidated Statements of Operations

(Unaudited)	Three Months Ended
	Apr 3, 2004	Mar 29, 2003
	-----------------	-----------------
Net sales	$33,481,907	$20,298,570

Cost of sales	28,509,763	18,124,278
	-----------------	-----------------
Gross profit	4,972,144	2,174,292

Selling, general and administrative expense	3,638,378	2,463,730
	-----------------	-----------------
Operating income (loss)	1,333,766	(289,438)

Other (income) and expense
Interest expense	311,282	246,296
Other, net	(20)	(7,498)
	-----------------	-----------------
Income (loss) before taxes	1,022,504	(528,236)

Provision for (benefit from) income taxes	358,000	(190,000)
	-----------------	-----------------
Net income (loss)	$664,504	$(338,236)
	=========	=========
Net income (loss) per common share:
Basic	$.11	($.06)
	===	====
Diluted	$.11	($.06)
	===	====

Average shares outstanding
Basic	5,989,304	5,964,304
	=========	=========
Diluted	6,066,061	5,964,304
	=========	=========

See accompanying notes to condensed consolidated financial statements.

	-4-

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows

(Unaudited)	Three Months Ended
	Apr 3, 2004	Mar 29, 2003
	-------------------	-------------------
Operating activities
Net income (loss)	$664,504	$(338,236)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation expense	761,625	737,199
Amortization of deferred charges	125,431	86,106
Deferred compensation	437	(272,351)
Deferred income taxes	337,307	-
Provision for losses on accounts receivable	316,026	67,846
Gain on sale of property, plant and equipment	(15,107)	(2,690)
Increase in cash value of life insurance	(15,000)	(15,000)
Environmental reserves	(117,270)	(182,170)
Changes in operating assets and liabilities:
Accounts receivable	(4,111,078)	(1,046,008)
Inventories	2,552,582	(1,689,973)
Other assets	(258,441)	(484,683)
Accounts payable	252,480	534,379
Accrued expenses	223,346	1,201,002
Income taxes payable	-	(233,048)
	-----------------	-----------------
Net cash provided by (used in) operating activities	716,842	(1,637,627)

Investing activities
Purchases of property, plant and equipment	(555,537)	(287,616)
Proceeds from sale of property, plant and equipment	17,792	5,000
(Increase) decrease in note receivables	(1,000,000)	228,078
	-----------------	-----------------
Net cash used in investing activities	(1,537,745)	(54,538)

Financing activities
Proceeds from revolving lines of credit	823,623	1,647,548
	-----------------	-----------------
Net cash provided by financing activities	823,623	1,647,548

Increase (decrease) in cash and cash equivalents	2,720	(44,617)
Cash and cash equivalents at beginning of year	2,110	48,656
	-----------------	-----------------
Cash and cash equivalents at end of period	$4,830	$4,039
	=========	=========

See accompanying notes to condensed consolidated financial statements.

-5-

Synalloy Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

April 3, 2004

NOTE 1--

BASIS OF PRESENTATION: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 3, 2004, are not necessarily indicative of the results that may be expected for the year ending January 1, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended January 3, 2004.

NOTE 2--INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.

NOTE 3--SALE OF ASSETS

On March 8, 2004, the Company completed the sale of its liquid dye business, comprised of vat, sulfur, liquid disperse and liquid reactive dyes, for a purchase price of $1,500,000 which was approximately the book value of the assets sold. Consequently, there was no gain or loss from the sale. The Company received $500,000 at closing and recorded a $1,000,000 note receivable for the balance which will be received in three equal quarterly payments with the final payment due December 8, 2004. Applicable staff reductions and the elimination of manufacturing and support functions have been completed.

NOTE 4--STOCK OPTIONS

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

Synalloy Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

April 3, 2004
	Three Months Ended
	Apr 3, 2004	Mar 29, 2003
	-----------------	-----------------
Net income (loss) reported	$665,000	$(338,000)
Compensation expense,
net of tax	(56,000)	(33,000)
	-----------------	-----------------
Pro forma net income (loss)	$609,000	$(371,000)
	=========	=========
Basic and diluted income
(loss) per share	$.11	($.06)
Compensation expense,
net of tax	($.01)	($.01)
	---------	---------
Pro forma basic and diluted
Income (loss) per share	$.10	($.07)
	====	====

NOTE 5--SEGMENT INFORMATION
(Dollar amount in thousands)	Three Months Ended
	Apr 3, 2004	Mar 29, 2003
	-----------------	-----------------
Net sales
Colors Segment	$8,352	$4,619
Specialty Chemicals Segment	7,519	5,917
	-----------------	-----------------
Chemicals Group	15,871	10,536
Metals Segment	17,611	9,763
	-----------------	-----------------
	$33,482	$20,299
	========	=========
Operating income (loss)
Colors Segment	(107)	(6)
Specialty Chemicals Segment	668	52
	-----------------	-----------------
Chemicals Group	561	46
Metals Segment	1,075	(100)
	-----------------	-----------------
	1,636	(54)
Unallocated expenses
Corporate	302	236
Interest expense	311	246
Other (income) expense	-	(8)
	-----------------	-----------------
Income (loss) before taxes	$1,023	$(528)
	========	=========

Synalloy Corporation

Item 2.   Management's Discussion and Analysis of Financial Condition and
         Results of Operations

The following is management's discussion of certain significant factors that affected the Company during the quarter ended April 3, 2004.

Consolidated sales for the quarter were up 65 percent compared to the same period one year ago. The Company had consolidated net income of $665,000, or $.11 per share, compared to a consolidated net loss of $338,000 for the quarter, or $.06 per share reported the same period one year ago.

Sales in the Colors Segment were up 81 percent from the first quarter of last year; however, the Segment experienced an operating loss of $107,000 compared to a $6,000 loss reported in 2003's first quarter. The significant increase in sales reflects the impact of acquiring certain assets of Rite Industries, Inc. ("Rite") on July 23, 2003. Without the addition of Rite's sales, revenues in the segment would have decreased 36 percent from the same period last year. Sales activity for this Segment improved month to month throughout the quarter as business conditions have improved from the beginning of the year within this Segment's markets. The operating loss for the quarter resulted from the recording of $181,000 of bad debt expense, primarily due to the bankruptcy of several customers. On March 8, 2004, the Company completed the sale of its liquid dye business, comprised of vat, sulfur, liquid disperse and liquid reactive dyes, for a purchase price approximately equal to the book value of the assets sold. The sale significantly reduces exposure to the troubled domestic textile industry and eliminates a product group that had been unprofitable for some time. Applicable staff reductions and the elimination of manufacturing and support functions have been completed. The Segment also reduced other non-essential personnel and support costs during the quarter. After completing several difficult quarters and a significant reorganization of operations, management is optimistic that this segment is positioned to operate profitably going forward.

The Specialty Chemicals Segment had a 27 percent increase in sales which generated operating income of $668,000 compared to operating income of $52,000 for the same quarter last year. The sales improvement came from improved business conditions, especially at the Spartanburg, South Carolina plant. The profit improvement came from a combination of higher manufacturing cost absorption resulting from the increased volume experienced at both plants, coupled with the increase of several higher margin tolling contracts at both facilities. The Segment also benefited from the production of new products at its Spartanburg location. Management is excited about a new line of fire retardant chemicals that has the potential to be our largest ever specialty chemical product. Applications for this new line of chemicals include mattresses, furniture and home appliances which are subject to new fire retardant regulations that will become effective in 2005. In addition, our products offer a safer alternative to the use of brominated compounds used in products currently servicing these industries. Qualifications of these products are progressing in each of these areas and we anticipate

Synalloy Corporation

Item 2.   Management's Discussion and Analysis of Financial Condition and
         Results of Operations

generating material revenues from this product beginning in the second or third quarter. Assuming no significant downturn in the general economy, management feels this Segment has a good chance to continue to operate profitably over the balance of 2004.

Dollar sales for the Metals Segment increased 80 percent from a year earlier as a result of 59 percent higher unit volumes and 13 percent higher average selling prices. Sales activity for pipe was very strong for the quarter evidenced by the significant volume increase. Surcharges paid on stainless steel raw materials continued to increase throughout the first quarter in addition to base price increases. Four selling price increases were implemented during the quarter allowing the Segment to pass through these cost increases, which along with the increased volume, accounted for the increase in revenues. Because of the steadily increasing raw material and selling prices throughout the quarter, the Segment benefited from selling lower cost inventories which coupled with the increases in volume and selling prices, contributed to the significant profit improvement experienced for the quarter compared to the same period last year. While commodity pipe generated operating income for the quarter, piping systems incurred a loss for the quarter consistent with the same quarter last year. However, management is pleased that Piping systems' backlog increased $5,000,000, or 75 percent, from the 2003 year end amount reflecting the increase in construction activity that appears to be occurring. We are beginning to see increases in customers' scheduling requirements and we expect work through the shop to increase steadily over the second quarter. Management is optimistic about the current conditions that exist in the commodity pipe market. Most of the Segment's pipe is sold through distribution and activity with our customers continues to be very strong, indicating an improved level of domestic capital spending and construction activity. If piping systems can capitalize on its backlog as expected and the currently strong demand for our pipe continues, management believes this Segment has a good chance to continue to operate profitably.

Over the past three years the Company, together with its competitors, has suffered through weak capital spending and a relentless decline in the domestic textile industry. During this time management has focused on increasing productivity, reducing dependence on the textile industry and developing new products. We are confident that the Company is positioned to deliver solid results when economic conditions are favorable. The first quarter of 2004 evidenced the best financial results in over three years, and management is hopeful that the conditions that led to these results will continue.

Consolidated selling and administrative expense for the quarter increased $1,175,000, or 48 percent, compared to the first quarter of last year, but was 11 percent of sales for the quarter compared to 12 percent for the first quarter of last year. Cost reductions implemented in the third quarter of 2002 accounted for the decrease.

Synalloy Corporation

Management's Discussion And Analysis of Financial Condition and
Results of Operations - Continued

Cash flows provided by operations totaled $717,000 for the quarter compared to cash flows used in operations of $1,638,000 for the first three months of 2003. The increase came from earnings of $1,552,000 before deducting depreciation and amortization and a $2,553,000 decline in inventories, resulting primarily from the sale of the liquid dye business discussed above, offset by a $4,111,000 increase in accounts receivables coming from the significant increase in sales experienced in the quarter. Borrowings under the line of credit are limited to a borrowing base calculation including eligible accounts receivable, inventories, and cash surrender value of the Company's life insurance as defined in the agreement related to the line of credit. As of April 3, 2004, the amount available for borrowing was $23,000,000 of which $19,585,000 was borrowed leaving $3,415,000 of availability. Covenants include, among others, restrictions on the payment of dividends. The Company was in compliance with its debt covenants as of April 3, 2004, and expects that available cash and existing lines of credit will be sufficient to meet normal operating requirements, including capital expenditures over the near term.

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

No disclosure is required under 17 C.F.R. Section 229.308(c).

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

SYNALLOY CORPORATION
(Registrant)

Date: May 11, 2004	By:	/s/ Ralph Matera
Ralph Matera
President and Chief Executive Officer

Date: May 11, 2004	By:	/s/ Gregory M. Bowie
Gregory M. Bowie
Vice President Finance and Chief Financial Officer