Form 10-Q
period 2004-07-03
SYNALLOY CORP
filed 2004-08-12
CIK 95953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 3, 2004

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

The number of shares outstanding of the registrant's common stock as of July 3, 2004 was 6,014,764.

Synalloy Corporation

Index

 PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
Condensed consolidated balance sheets - July 3, 2004 and January 3, 2004
Condensed consolidated statements of income - Three and six months ended July 3, 2004 and June 28, 2003
Condensed consolidated statements of cash flows - Three and six months ended July 3, 2004 and June 28, 2003
Notes to condensed consolidated financial statements - July 3, 2004
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 4.	Controls and Procedures

PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K
Signatures and Certifications

PART I
Item 1. FINANCIAL STATEMENTS
Synalloy Corporation
Condensed Consolidated Balance Sheets	Jul 3, 2004	Jan 3, 2004
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$3,005	$2,110
Accounts receivable, less allowance
for doubtful accounts	17,168,044	15,545,238
Inventories
Raw materials	11,435,219	10,504,072
Work-in-process	5,518,324	4,641,392
Finished goods	10,606,404	8,973,810
	----------------	----------------
Total inventories	27,559,947	24,119,274

Note Receivable	666,667	-
Deferred income taxes	172,000	172,000
Prepaid expenses and other current assets	432,099	346,736
	----------------	----------------
Total current assets	46,001,762	40,185,358

Cash value of life insurance	2,497,457	2,467,457
Property, plant & equipment, net of accumulated
depreciation of $38,399,000 and $36,961,000	19,008,671	19,563,499
Deferred charges and other assets	2,614,558	2,708,720
	----------------	----------------
Total assets	$70,122,448	$64,925,034
	=========	=========
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$11,378,564	$8,448,757
Accrued expenses	3,305,974	2,374,062
Current portion of environmental reserves	547,278	656,254
	----------------	----------------
Total current liabilities	15,231,816	11,479,073

Long-term debt, less current portion	18,581,565	18,761,415
Environmental reserves	-	188,249
Deferred compensation	544,850	543,975
Deferred income taxes	1,925,307	1,396,000

Shareholders' equity
Common stock, par value $1 per share - authorized
12,000,000 shares; issued 8,000,000 shares	8,000,000	8,000,000
Retained earnings	42,502,717	41,433,837
Less cost of Common Stock in treasury:
1,985,236 and 2,010,696 shares, respectively	(16,663,807)	(16,877,515)
	----------------	----------------
Total shareholders' equity	33,838,910	32,556,322
	----------------	----------------
Total liabilities and shareholders' equity	$70,122,448	$64,925,034
	=========	=========
Note: The balance sheet at January 3, 2004 has been derived from the audited consolidated financial statements at that date.
See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Operations

(Unaudited)	Three Months Ended		Six Months Ended
	Jul 3, 2004	Jun 28, 2003	Jul 3, 2004	Jun 28, 2003
	------------------	------------------	------------------	------------------
Net sales	$30,494,733	$24,155,029	$63,976,640	$44,453,599

Cost of sales	26,279,718	21,072,671	54,789,481	39,196,949
	---------------	---------------	---------------	---------------
Gross profit	4,215,015	3,082,358	9,187,159	5,256,650

Selling, general and
administrative expense	3,235,798	2,564,432	6,874,176	5,028,162
	---------------	---------------	---------------	---------------
Operating income	979,217	517,926	2,312,983	228,488

Other (income) and expense
Interest expense	300,208	236,130	611,490	482,426
Other, net	(6)	(6,397)	(26)	(13,895)
	---------------	---------------	---------------	---------------
Income (loss) before taxes	679,015	288,193	1,701,519	(240,043)
Provision for (benefit from)
income taxes	238,000	103,000	596,000	(87,000)
	---------------	---------------	---------------	---------------
Net income (loss)	$441,015	$185,193	$1,105,519	$(153,043)
	========	========	========	========
Net income (loss) per common share:
Basic	$.07	$.03	$.18	($.03)
	===	===	===	===
Diluted	$.07	$.03	$.18	($.03)
	===	===	===	===

Average shares outstanding
Basic	6,005,274	5,964,304	5,997,289	5,964,304
Diluted	6,151,708	5,967,168	6,107,990	5,964,304

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows

(Unaudited)	Six Months Ended
	Jul 3, 2004	Jun 28, 2003
Operating activities
Net income (loss)	$1,105,519	$(153,043)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation expense	1,524,028	1,474,400
Amortization of deferred charges	250,862	172,212
Deferred compensation	875	(271,797)
Deferred income taxes	529,307	-
Provision for losses on accounts receivable	529,981	136,887
Gain on sale of property, plant and equipment	(15,107)	(3,680)
Cash value of life insurance	(30,000)	(30,000)
Environmental reserves	(297,225)	(549,403)
Issuance of treasury stock for Director fees	124,989	-
Changes in operating assets and liabilities:
Accounts receivable	(2,152,787)	(1,920,080)
Inventories	(3,440,673)	(274,899)
Other assets	(242,063)	(475,885)
Accounts payable	2,929,807	(314,636)
Accrued expenses	931,912	358,383
Income taxes payable	-	2,519,100
	----------------	----------------
Net cash provided by operating activities	1,749,425	667,559

Investing activities
Purchases of property, plant and equipment	(971,885)	(473,758)
Proceeds from sale of property, plant and equipment	17,792	478,318
(Increase) decrease in note receivables	(666,667)	346,690
	----------------	----------------
Net cash (used in) provided by investing activities	(1,620,760)	351,250

Financing activities
Proceeds from revolving lines of credit	(179,850)	(1,062,667)
Proceeds from exercised stock options	52,080	-
	----------------	----------------
Net cash used in financing activities	(127,770)	(1,062,667)
	----------------	----------------
Increase (decrease) in cash and cash equivalents	895	(43,858)
Cash and cash equivalents at beginning of year	2,110	48,656
	----------------	----------------
Cash and cash equivalents at end of period	$3,005	$4,798
	=========	=========

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Notes To Condensed Consolidated Financial Statements
(Unaudited)

July 3, 2004

NOTE 1--

BASIS OF PRESENTATION: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended July 3, 2004, are not necessarily indicative of the results that may be expected for the year ending January 1, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended January 3, 2004.

NOTE 2--INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.

NOTE 3--SALE OF ASSETS

On March 8, 2004, the Company completed the sale of its liquid dye business, comprised of vat, sulfur, liquid disperse and liquid reactive dyes, for a purchase price of $1,500,000 which was approximately the book value of the assets sold. Consequently, there was no gain or loss from the sale. The Company received $500,000 at closing and recorded a $1,000,000 note receivable for the balance, which will be received in three equal quarterly payments with the final payment due December 8, 2004. The first payment of $333,000 was received in June of 2004, leaving a balance of $667,000 at July 3, 2004.

NOTE 4--DEFERRED CHARGES AND OTHER ASSETS

Included in Deferred Charges and Other Assets is $2,051,000 of goodwill arising from acquisitions as of July 3, 2004 and January 3, 2004, which is evaluated annually for impairment.

NOTE 5--STOCK OPTIONS

The Company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Standards Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Statement of Financial Accounting Standards No. 123 requires the Company to disclose pro forma net income and income per share data as if a fair value based accounting method had been used in the computation of compensation expense. Under APB No. 25, because the exercise price of the Company's employee stock options at least equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. For the first six months of 2004, options exercised, cancelled and expired totaled 41,000, 22,500 and 11,200 shares, respectively, leaving 519,800 options outstanding at July 3, 2004. For purposes of the following pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period:

Synalloy Corporation
Notes To Condensed Consolidated Financial Statements

(Unaudited)

July 3, 2004
	Three Months Ended		Six Months Ended
	Jul 3, 2004	Jun 28, 2003	Jul 3, 2004	Jun 28, 2003

Net income (loss) reported	$441,000	$185,000	$1,106,000	$(153,000)
Compensation expense,
net of tax	(38,000)	(5,000)	(94,000)	(38,000)
	-------------	-------------	-------------	-------------
Pro forma net income (loss)	$403,000	$180,000	$1,012,000	$(191,000)
	========	========	========	========
Basic and diluted income
(loss) per share	$.07	$.03	$.18	($.03)
Compensation expense,
net of tax	($.01)	$.00	($.02)	($.01)
	--------	--------	--------	--------
Pro forma basic and diluted
income (loss) per share	$.06	$.03	$.16	($.04)
	====	====	====	====

NOTE 6--SEGMENT INFORMATION
	Three Months Ended		Six Months Ended
	Jul 3, 2004	Jun 28, 2003	Jul 3, 2004	Jun 28, 2003
Net sales
Colors Segment	$7,848,000	$4,294,000	$16,200,000	$8,913,000
Specialty Chemicals Segment	7,676,000	6,636,000	15,195,000	12,553,000
	---------------	---------------	---------------	---------------
Chemicals Group	15,524,000	10,930,000	31,395,000	21,466,000
Metals Segment	14,971,000	13,225,000	32,582,000	22,988,000
	---------------	---------------	---------------	---------------
	$30,495,000	$24,155,000	$63,977,000	$44,454,000
	=========	=========	=========	=========
Operating income (loss)
Colors Segment	(243,000)	(95,000)	(350,000)	(101,000)
Specialty Chemicals Segment	297,000	436,000	964,000	488,000
	---------------	---------------	---------------	---------------
Chemicals Group	54,000	341,000	614,000	387,000
Metals Segment	1,197,000	415,000	2,272,000	315,000
	---------------	---------------	---------------	---------------
	1,251,000	756,000	2,886,000	702,000
Unallocated expenses
Corporate	272,000	238,000	573,000	474,000
Interest expense	300,000	236,000	611,000	482,000
Other (income) expense	-	(6,000)	-	(14,000)
	---------------	---------------	---------------	---------------
Income (loss)	$679,000	$288,000	$1,702,000	$(240,000)
	=========	=========	=========	=========

Synalloy Corporation

Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations

The following is management's discussion of certain significant factors that affected the Company during the quarter ended July 3, 2004.

Consolidated sales for the quarter and Year-to-date were up, increasing 26 and 44 percent compared to the same periods one year ago, respectively. The Company achieved consolidated net income of $441,000 for the quarter, or $.07 per share, and $1,106,000, or $.18 per share, Year-to-date, compared to net income of $185,000, or $.03 per share, and a net loss of $153,000, or $.03 per share, reported the same periods one year ago.

Sales in the Colors Segment were up 83 percent and 82 percent for the quarter and Year-to-date, respectively, from a year earlier; however, the Segment experienced operating losses of $243,000 and $350,000 compared to losses of $95,000 and $101,000 reported in 2003's second quarter and year-to-date, respectively. The significant increase in sales reflects the impact of acquiring certain assets of Rite Industries, Inc. in the third quarter of 2003, partially offset by the sale of the Segment's liquid dye business in the first quarter of this year. The Segment experienced poor business conditions in all of its product lines, especially in the first half of the second quarter, negatively impacting sales volumes and margins. We have continued to downsize our operations, cutting costs, and in June implemented price increases throughout our product lines. While we are disappointed in the second quarter's results, we believe the combination of the price increases and cost structure we have going into the third quarter will give us the chance to improve this Segment's results for the balance of 2004.

Sales in the Specialty Chemicals Segment were up 16 percent for the second quarter and 21 percent for the first six months, respectively, from the prior year. Operating income declined 32 percent for the quarter compared to 2003, but increased 98 percent for the first six months compared to the same period last year. The sales improvement came from improved business conditions experienced through the first six months of this year. The decline in profits for the quarter came from the timing of certain tolling contracts at the Spartanburg location. The timing of our production for these contracts varies from year to year based on customer requirements resulting in significant swings in profits from quarter-to-quarter when compared to the prior year. The increase in profits for the first six months came from a combination of higher manufacturing cost absorption resulting from the increased volume experienced at both plants, coupled with the increase of several higher margin tolling contracts at both facilities. Management continues to be optimistic about a new line of fire retardant chemicals that we should begin producing in the third quarter. Applications for this new line of chemicals include mattresses, furniture and home appliances which are subject to new fire retardant regulations that will become effective in 2005. In addition, our products offer a safer alternative to the use of brominated compounds used in products currently servicing these industries. Qualifications of these products are progressing with good success in each of the applications. Regulations in California will require mattress manufacturers to begin utilizing fire retardant products that conform to the new regulations in their production process beginning January 1, 2005. As a result, we anticipate generating material revenues from this product beginning in the fourth quarter. Assuming no significant downturn in the general economy, management believes this Segment has a good chance to continue to operate profitably over the balance of 2004.

Synalloy Corporation

Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations

Dollar sales for the Metals Segment increased 13 percent for the quarter and 42 percent for the year from the same periods a year earlier. The increase for the quarter resulted from 23 percent higher average selling prices partially offset by 13 percent lower unit volumes compared to last year's second quarter. The six-month increase over the first six months of 2003 resulted from 24 percent higher average selling prices coupled with a 19 percent increase in unit volumes. Operating income increased 188 percent and 622 percent for the quarter and year-to-date, respectively, compared to the same periods last year. Although pipe sales declined sequentially from the first quarter of 2004, the Segment experienced an eleven percent increase in operating profit compared to the first quarter of 2004. The Segment continues to benefit from selling price increases implemented to offset the continued increases in surcharges included in raw material costs. Because of the steadily increasing raw material and selling prices throughout the quarter and first six months, the Segment generated higher profits from selling lower cost inventories, which contributed to the significant profit improvement experienced for the quarter and year-to-date compared to the same periods last year. A high level of uncertainty exists within the nickel market, the primary component of stainless steel surcharges. Most of the Segment's pipe is sold through distributors that spent the first quarter of 2004 increasing inventories in anticipation of higher pricing from increased surcharges. However, since surcharges appeared to be leveling or declining during the second quarter, distributors were hesitant to restock inventories, which led to the unit volume decline compared to the first quarter. While commodity pipe generated operating income, piping systems incurred a loss for the quarter and year-to-date. However, piping systems' backlog continued to increase and is now $10,000,000, or 150% higher than the 2003 year-end amount. We are confident that, subject to unexpected changes in customers' scheduling requirements, work through the shop will increase steadily over the third quarter, which will allow piping systems to begin to operate profitably. Subject to the nickel surcharge uncertainty, management continues to be optimistic about the current conditions that exist in the commodity pipe market. Surcharges are expected to increase in the third quarter giving us the opportunity to continue to capitalize on favorable inventory costs. If piping systems can capitalize on its backlog as expected, management believes this Segment has a good chance to continue to operate profitably.

Consolidated selling and administrative expense for the second quarter increased $671,000 and $1,846,000, or 26 and 37 percent, compared to the second quarter and six months of last year, respectively, and 11 percent of sales for the quarter and six months compared to 11 percent for the second quarter and six months of last year. Consolidated selling and administrative expense in the second quarter declined eleven percent from the first quarter of 2004 and 17 percent from the fourth quarter of 2003 reflecting cost reductions implemented in both the first and second quarters of this year. The quarter and six month increases from last year came from the acquisition of the Rite assets in July of 2003.

Cash flows provided by operations totaled $1,749,000 for the first six months of 2004 compared to $668,000 for the first six months of 2003. The increase came from earnings of $2,880,000 before deducting depreciation and amortization, compared to last year's six month total of $1,494,000, and an increase in accounts payable of $2,930,000. Cash flows in the first six months were reduced by a $3,441,000 increase in inventories primarily in the Metals Segment resulting from increase in stainless steel raw material costs discussed above, and a $2,153,000 increase in

Synalloy Corporation

Management's Discussion And Analysis of Financial Condition and
Results of Operations - Continued

accounts receivables coming from the increase in sales experienced in the quarter. Borrowings under the line of credit are limited to a borrowing base calculation including eligible accounts receivable, inventories, and cash surrender value of the Company's life insurance as defined in the agreement related to the line of credit. As of July 3, 2004, the amount available for borrowing was $23,000,000 of which $18,582,000 was borrowed leaving $4,418,000 of availability. Covenants include, among others, restrictions on the payment of dividends. The Company was in compliance with its debt covenants as of July 3, 2004, and expects that available cash and existing lines of credit will be sufficient to meet normal operating requirements, including capital expenditures over the near term.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

The statements contained in this release that are not historical facts may be forward looking statements. The forward looking statements are subject to certain risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The following factors could cause actual results to differ materially from historical results or those anticipated; adverse economic conditions, the impact of competitive products and pricing, product demand and acceptance risks, raw material and other increased costs, customer delays or difficulties in the production of products, unavailability of debt financing on acceptable terms and exposure to increased market interest rate risk, inability to comply with covenants and ratios required by our debt financing arrangements and other risks detailed from time to time in Synalloy's Securities and Exchange Commission filings. The preliminary earnings shown herein are forward looking statements and are subject to change for any adjustments resulting from the auditing process. Synalloy Corporation assumes no obligation to update the information included in this release.

Item 4. Controls and Procedures.

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

No disclosure is required under 17 C.F.R. Section 229.308(c).

Item 5.	Other Information
A.	The Annual Meeting of Shareholders was held April 29, 2004 at the Company's Corporate Headquarters in Spartanburg, South Carolina.
B.	The following individuals were elected as directors at the Annual Meeting:
	Name	Votes For	Votes Withheld
	James G. Lane, Jr.	5,675,583	14,629
	Ralph Matera	5,678,275	11,937
	Sibyl N. Fishburn	5,674,976	15,236
	Carroll D. Vinson	5,676,305	13,907
	Murray H. Wright	5,678,275	11,397
	Craig C. Bram	5,678,275	11,937

PART II: OTHER INFORMATION

Synalloy Corporation

Item 6.		Exhibits And Reports On Form 8-K
The following exhibits are included herein:
	10.4	Amended Employment Agreement, dated July 1, 2005, between Registrant and Ralph Matera
	31	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
	32	Certifications Pursuant to 18 U.S.C. Section 1350
A Form 8-K was filed April 23, 2004 disclosing information pursuant to Item 12.

Synalloy Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNALLOY CORPORATION
(Registrant)

Date: August 10, 2004	By:	/s/ Ralph Matera
Ralph Matera
President and Chief Executive Officer

Date: August 10, 2004	By:	/s/ Gregory M. Bowie
Gregory M. Bowie
Vice President Finance and Chief Financial Officer