Form 10-Q
period 2004-10-02
SYNALLOY CORP
filed 2004-11-15
CIK 95953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 2, 2004

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

The number of shares outstanding of the registrant's common stock as of October 2, 2004 was 6,019,564.

Synalloy Corporation
Index

 PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
Condensed consolidated balance sheets - October 2, 2004 and January 3, 2004
Condensed consolidated statements of income - Three and nine months ended October 2, 2004 and September 27, 2003
Condensed consolidated statements of cash flows - Nine months ended October 2, 2004 and September 27, 2003
Notes to condensed consolidated financial statements - October 2, 2004
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 4.	Controls and Procedures

PART II. OTHER INFORMATION
Item 6.	Exhibits
Signatures and Certifications

Item 1. FINANCIAL STATEMENTS
Synalloy Corporation
Condensed Consolidated Balance Sheets	Oct 2, 2004	Jan 3, 2004
	(Unaudited)	(Note)
Assets	-----------------	-----------------
Current assets
Cash and cash equivalents	$77,491	$2,110
Accounts receivable, less allowance
for doubtful accounts	15,740,014	15,545,238
Inventories
Raw materials	13,597,045	10,504,072
Work-in-process	6,619,797	4,641,392
Finished goods	11,387,877	8,973,810
	-----------------	-----------------
Total inventories	31,604,719	24,119,274

Note Receivable	333,334	-
Deferred income taxes	172,000	172,000
Prepaid expenses and other current assets	79,792	346,736
	-----------------	-----------------
Total current assets	48,007,350	40,185,358

Cash value of life insurance	2,512,457	2,467,457
Property, plant & equipment, net of accumulated
depreciation of $39,151,000 and $36,961,000	18,908,599	19,563,499
Deferred charges and other assets	2,491,977	2,708,720
	-----------------	-----------------
Total assets	$71,920,383	$64,925,034
	==========	==========
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$11,885,189	$8,448,757
Accrued expenses	2,623,970	2,374,062
Current portion of environmental reserves	834,022	656,254
	-----------------	-----------------
Total current liabilities	15,343,181	11,479,073

Long-term debt, less current portion	20,208,861	18,761,415
Environmental reserves	-	188,249
Deferred compensation	545,287	543,975
Deferred income taxes	1,933,049	1,396,000

Shareholders' equity
Common stock, par value $1 per share - authorized
12,000,000 shares; issued 8,000,000 shares	8,000,000	8,000,000
Retained earnings	42,513,522	41,433,837
Less cost of Common Stock in treasury:
1,980,436 and 2,010,696 shares	(16,623,517)	(16,877,515)
	-----------------	-----------------
Total shareholders' equity	33,890,005	32,556,322
	-----------------	-----------------
Total liabilities and shareholders' equity	$71,920,383	$64,925,034
	==========	==========
Note: The balance sheet at January 3, 2004 has been derived from the audited consolidated financial statements at that date.
See accompanying notes to condensed consolidated financial statements.

- 3 -

Synalloy Corporation
Condensed Consolidated Statements of Operations

(Unaudited)	Three Months Ended		Nine Months Ended
	Oct 2, 2004	Sep 27, 2003	Oct 2, 2004	Sep 27, 2003
	----------------	----------------	----------------	----------------
Net sales	$29,086,069	$25,850,592	$93,062,709	$70,304,191

Cost of sales	25,361,889	22,741,292	80,151,370	61,938,241
	----------------	----------------	----------------	----------------
Gross profit	3,724,180	3,109,300	12,911,339	8,365,950

Selling, general and
administrative expense	3,345,350	3,221,540	10,219,526	8,249,702
	----------------	----------------	----------------	----------------
Operating income (loss)	378,830	(112,240)	2,691,813	116,248

Other (income) and expense
Interest expense	335,080	224,909	946,570	707,335
Other, net	(26)	(268,916)	(52)	(282,811)
	----------------	----------------	----------------	----------------
Income (loss) before taxes	43,776	(68,233)	1,745,295	(308,276)

Minority Interest	-	(73,076)	-	(73,076)
Provision for (benefit from)
income taxes	15,000	1,000	611,000	(86,000)
	----------------	----------------	----------------	----------------
Net income (loss)	$28,776	$3,843	$1,134,295	$(149,200)
	==========	==========	==========	==========
Net income (loss) per common share:
Basic	$.00	$.00	$.19	($.02)
	===	===	===	===
Diluted	$.00	$.00	$.19	($.02)
	===	===	===	===

Average shares outstanding
Basic	6,016,399	5,988,755	6,003,659	5,972,454
	==========	==========	==========	==========
Diluted	6,176,874	6,021,351	6,130,324	5,980,528
	==========	==========	==========	==========
See accompanying notes to condensed consolidated financial statements
	-4-

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows

(Unaudited)	Nine Months Ended
	Oct 2, 2004	Sep 27, 2003
Operating activities	----------------	----------------
Net income (loss)	$1,134,295	$(149,200)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation expense	2,287,992	2,210,560
Amortization of deferred charges	376,293	256,855
Deferred compensation	1,312	(271,242)
Deferred income taxes	537,049	-
Provision for losses on accounts receivable	717,147	247,845
Gain on sale of property, plant and equipment	(16,821)	(4,446)
Cash value of life insurance	(45,000)	(45,000)
Environmental reserves	(10,481)	(677,591)
Minority interests in operations of subsidiary	-	(73,076)
Issuance of treasury stock for Director fees	124,989	102,624
Changes in operating assets and liabilities:
Accounts receivable	(911,923)	(5,323,395)
Inventories	(7,485,445)	(2,164,824)
Other assets	107,393	(424,671)
Accounts payable	3,436,432	257,184
Accrued expenses	249,908	1,129,870
Income taxes payable	-	2,513,444
	----------------	----------------
Net cash provided by (used in) operating activities	503,140	(2,415,063)

Investing activities
Purchases of property, plant and equipment	(1,639,563)	(1,350,581)
Proceeds from sale of property, plant and equipment	23,292	480,213
(Increase) decrease in note receivables	(333,334)	346,690
Proceeds from sale of interest in subsidiary	-	250,000
	----------------	----------------
Net cash used in investing activities	(1,949,605)	(273,678)

Financing activities
Proceeds from revolving lines of credit	1,447,446	2,640,864
Proceeds from exercised stock options	74,400	-
	----------------	----------------
Net cash provided by financing activities	1,521,846	2,640,864
	----------------	----------------
Increase (decrease) in cash and cash equivalents	75,381	(47,877)
Cash and cash equivalents at beginning of year	2,110	48,656
	----------------	----------------
Cash and cash equivalents at end of period	$77,491	$779
	=========	=======

See accompanying notes to condensed consolidated financial statements.
-5-

Synalloy Corporation
Notes To Condensed Consolidated Financial Statements
(Unaudited)

October 2, 2004

NOTE 1--

BASIS OF PRESENTATION: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended October 2, 2004, are not necessarily indicative of the results that may be expected for the year ending January 1, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended January 3, 2004.

NOTE 2--INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.

NOTE 3--SALE OF ASSETS

On March 8, 2004, the Company completed the sale of its liquid dye business, comprised of vat, sulfur, liquid disperse and liquid reactive dyes, for a purchase price of $1,500,000 which was approximately the book value of the assets sold. Consequently, there was no gain or loss from the sale. The Company received $500,000 at closing and recorded a $1,000,000 note receivable for the balance, which will be received in three equal quarterly payments. The first two payments of $333,000 each have been received leaving a balance of $334,000 at October 2, 2004, which is due on December 27, 2004.

NOTE 4--DEFERRED CHARGES AND OTHER ASSETS

Included in Deferred Charges and Other Assets is $2,051,000 of goodwill arising from acquisitions as of July 3, 2004 and January 3, 2004, which is evaluated annually for impairment.

NOTE 5--STOCK OPTIONS

The Company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Standards Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Statement of Financial Accounting Standards No. 123 requires the Company to disclose pro forma net income and income per share data as if a fair value based accounting method had been used in the computation of compensation expense. Under APB No. 25, because the exercise price of the Company's employee stock options at least equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. For the first six months of 2004, options exercised, cancelled and expired totaled 45,800, 28,500 and 11,200 shares, respectively, leaving 509,000 options outstanding at October 2 2004. For purposes of the following pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period:

Synalloy Corporation
Notes To Condensed Consolidated Financial Statements

(Unaudited)

October 2, 2004
	Three Months Ended		Nine Months Ended
	Oct 2, 2004	Sep 27, 2003	Oct 2, 2004	Sep 27, 2003

Net income (loss) reported	$29,000	$4,000	$1,134,000	$(149,000)
Compensation expense,
net of tax	(35,000)	(46,000)	(129,000)	(84,000)
	----------------	----------------	----------------	----------------
Pro forma net income (loss)	$(6,000)	$(42,000)	$1,005,000	$(233,000)
	=========	=========	=========	=========
Basic and diluted income
(loss) per share	$.00	$.00	$.19	($.02)
Compensation expense,
net of tax	($.01)	($.01)	($.02)	($.01)

Pro forma basic and diluted
income (loss) per share	($.01)	($.01)	$.17	($.03)

NOTE 6--SEGMENT INFORMATION
	Three Months Ended		Nine Months Ended
	Oct 2, 2004	Sep 27, 2003	Oct 2, 2004	Sep 27, 2003
Net sales
Colors Segment	$7,321,000	$8,535,000	$23,521,000	$17,447,000
Specialty Chemicals Segment	7,615,000	5,778,000	22,810,000	18,330,000
	----------------	----------------	----------------	----------------
Chemicals Group	14,936,000	14,313,000	46,331,000	35,777,000
Metals Segment	14,150,000	11,538,000	46,732,000	34,527,000
	----------------	----------------	----------------	----------------
	$29,086,000	$25,851,000	$93,063,000	$70,304,000
	=========	=========	=========	=========
Operating income (loss)
Colors Segment	$(181,000)	$(365,000)	$(531,000)	$(466,000)
Specialty Chemicals Segment	345,000	224,000	1,309,000	712,000
	----------------	----------------	----------------	----------------
Chemicals Group	164,000	(141,000)	778,000	246,000
Metals Segment	702,000	221,000	2,975,000	536,000
	----------------	----------------	----------------	----------------
	866,000	80,000	3,753,000	782,000
Unallocated expenses
Corporate	487,000	192,000	1,061,000	666,000
Interest expense	335,000	225,000	947,000	707,000
Other (income) expense		(269,000)		(283,000)
	----------------	----------------	----------------	----------------
Income (loss) before taxes	$44,000	$5,000	$1,745,000	$(235,000)
	=========	=========	=========	=========

Synalloy Corporation
Notes To Condensed Consolidated Financial Statements

(Unaudited)

October 2, 2004

NOTE 7--SUBSEQUENT EVENT

On October 26, 2004, the Company signed a letter of intent with an investment group to sell its Blackman Uhler, LLC dye business which comprises less than twenty percent of the Company's sales for the first nine months of 2004. The sale is contingent on several factors, including the buyer meeting certain financial conditions and the entering into of definitive agreements. The Company expects the sale to be completed in the fourth quarter of 2004. Upon completion of the sale, the Company's pigment business, located in Greensboro, North Carolina and currently a part of the Colors Segment, will become a part of the Specialty Chemicals Segment's operations in Spartanburg and Cleveland, Tennessee. The Company does not expect to incur a material loss to record the sale. This sale will allow the Company to reduce debt and focus resources on other segments of the business.

Synalloy Corporation

Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations

The following is management's discussion of certain significant factors that affected the Company during the quarter ended October 2, 2004.

Consolidated sales for the quarter and year-to-date were up, increasing 13 and 32 percent compared to the same periods one year ago, respectively. The Company generated consolidated net income of $29,000 for the quarter, or $.00 per share, and $1,134,000, or $.19 per share, year-to-date, compared to net income of $4,000, or $.00 per share, and a net loss of $149,000, or $.02 per share, reported the same periods one year ago.

Sales in the Colors Segment declined fourteen percent and increased 35 percent for the quarter and year-to-date, respectively, from the same periods last year. The Segment experienced operating losses of $181,000 and $531,000 compared to losses of $292,000 and $393,000 reported in 2003's third quarter and year-to-date, respectively. The decline in sales for the quarter came from the sale of the Segment's liquid dye business in the first quarter of 2004 coupled with efforts to downsize the Segment's dye operations. The increase in year-to-date sales reflects the impact of acquiring certain assets of Rite Industries, Inc. ("Rite") in the third quarter of 2003, partially offset by the sale of the liquid dye business and the downsizing of the dye operations. The Segment continued to experience the poor business conditions that existed in the second quarter of this year through the third quarter, negatively impacting sales volumes and margins. In the last half of the quarter, the Segment began to experience favorable impacts from the downsizing of operations and cost cutting implemented in the second and third quarters, and price increases implemented in June throughout our product lines. However, the improvements were not enough to make the Segment profitable for the quarter. The Segment continues to operate in a difficult business environment but we believe that, subject to an even further decline in industry conditions, the Segment is positioned to improve its results for the balance of 2004.

On October 26, 2004, the Company signed a letter of intent with an investment group to sell its Blackman Uhler, LLC dye business which comprises less than twenty percent of the Company's sales for the first nine months of 2004. The sale is contingent on several factors, including the buyer meeting certain financial conditions and the entering into of definitive agreements. The Company expects the sale to be completed in the fourth quarter of 2004. Upon completion of the sale, the Company's pigment business, located in Greensboro, North Carolina and currently a part of the Colors Segment, will become a part of the Specialty Chemicals Segment's operations in Spartanburg and Cleveland, Tennessee. The Company does not expect to incur a material loss to record the sale. This sale will allow the Company to reduce debt and focus resources on other segments of the business.

Sales in the Specialty Chemicals Segment were up 32 percent for the third quarter and 24 percent year-to-date, respectively, from the same periods last year. Operating income also increased 54 percent for the quarter and 84 percent year-to-date, respectively, compared to the same periods last year. The improvement in sales and margins came from a combination of improved business conditions that have existed throughout 2004, the addition of several new products at the Spartanburg location, and the favorable impact of higher manufacturing cost absorption resulting from the increased volume experienced at both plants. Management continues to be optimistic about a new line of fire retardant chemicals. Although we were hopeful that production would begin in the third quarter, we are confident that sales of these products will begin in the fourth quarter and grow into significant volumes in the first half of 2005. Applications for this new line

Synalloy Corporation

Management's Discussion And Analysis of Financial Condition and
Results of Operations - Continued

of chemicals include mattresses, furniture and home appliances, which are subject to new fire retardant regulations that will become effective in 2005. In addition, our products offer a safer alternative to the use of brominated compounds used in products currently servicing these industries. Qualifications of these products are progressing with good success in each of the applications. Regulations in California will require mattress manufacturers to begin utilizing fire retardant products that conform to the new regulations in their production process beginning January 1, 2005. Assuming there will be no significant downturn in the general economy, management believes this Segment has a good chance to continue to operate profitably over the balance of 2004.

Dollar sales for the Metals Segment increased 23 percent for the quarter and 35 percent year-to-date, respectively, from the same periods last year. The increase for the quarter resulted from 63 percent higher average selling prices partially offset by 22 percent lower unit volumes compared to last year's third quarter. The year-to-date increase over the first nine months of 2003 resulted from 34 percent higher average selling prices coupled with a four percent increase in unit volumes. Operating income increased 218 percent and 455 percent for the quarter and year-to-date, respectively, compared to the same periods last year. The Segment continues to benefit from selling price increases implemented to offset the continued increases in surcharges included in raw material costs. Because of the steadily increasing raw material and selling prices throughout the quarter and first nine months, the Segment continues to generate higher profits from selling lower cost inventories, which contributed to the significant profit improvement experienced for the quarter and year-to-date compared to the same periods last year. In addition, the Segment was able to supplement standard commodity pipe sales with an increase in higher margin special alloy sales, which also contributed to the higher margins experienced in the third quarter. A high level of uncertainty exists within the nickel market, the primary component of stainless steel surcharges. Most of the Segment's pipe is sold through distributors that spent the first quarter of 2004 increasing inventories in anticipation of higher pricing from increased surcharges. However, due to the uncertainty from changes in surcharges, distributors have been hesitant to restock inventories. In addition, there appeared to be a slow down in commodity pipe demand during the third quarter. Both of these factors led to the unit volume decline compared to the third quarter of 2003. While commodity pipe generated operating income, piping systems incurred a loss for the quarter and year-to-date. Piping systems' backlog declined thirteen percent from the second quarter of 2004, but remains 116 percent higher than the 2003 year-end amount. Although we began to experience an increase in activity through the shop in the quarter, there was insufficient volume to allow piping systems to operate profitably. Subject to unexpected changes in customers' scheduling requirements, work through the shop should increase steadily over the fourth quarter, which will allow piping systems to begin to operate profitably. Subject to the nickel surcharge uncertainty, management continues to be optimistic about the current conditions that exist in the commodity pipe market. Surcharges are expected to continue to rise in the fourth quarter giving us the opportunity to continue to capitalize on favorable inventory costs. If piping systems can capitalize on its backlog as expected, management believes this Segment has a good chance to continue to operate profitably.

Consolidated selling and administrative expense for the third quarter increased $124,000 and $1,970,000, or four and 24 percent, compared to the third quarter and nine months of last year, respectively, and was 11 percent of sales for the quarter and nine months compared to 12 percent for the third quarter and nine months of last year. The increase for the quarter resulted principally

Synalloy Corporation

Management's Discussion And Analysis of Financial Condition and
Results of Operations - Continued

from the recording of a $200,000 environmental charge to reflect the anticipated settlement with the Environmental Protection Agency of the Company's obligation as a Potentially Responsible Party in the clean up of a waste disposal site. The year to date increase from last year came from the Rite acquisition in July of 2003 coupled with the environmental accrual. Cash flows provided by operations totaled $503,000 for the first nine months of 2004 compared to a cash usage of $2,415,000 for the first nine months of 2003. The cash provided in 2004 came principally from earnings of $3,799,000 before deducting depreciation and amortization. This was reduced by increases in accounts receivable and inventories, net of an increase in accounts payable, which resulted almost entirely from the increases in the cost of stainless steel discussed above in the Metals Segment. The cash usage experienced in 2003 came primarily from an increase in accounts receivable and inventories of $7,488,000, caused by the Rite acquisition, offset by earnings of $2,318,000 before deducting depreciation and amortization, and a tax refund of $2,500,000. The Company has recorded a provision for losses on accounts receivable of $717,000 at October 2, 2004 compared to $248,000 at last year's third quarter-end, which the Company feels is necessary to reflect the accounts receivable collection experience throughout 2004. Borrowings under the line of credit are limited to a borrowing base calculation including eligible accounts receivable, inventories, and cash surrender value of the Company's life insurance as defined in the agreement related to the line of credit. As of October 2, 2004, the amount available for borrowing was $23,000,000 of which $20,209,000 was borrowed leaving $2,791,000 of availability. Covenants include, among others, restrictions on the payment of dividends. The Company was in compliance with its debt covenants as of October 2, 2004, and expects that available cash and existing lines of credit will be sufficient to meet normal operating requirements, including capital expenditures over the near term.

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

No disclosure is required under 17 C.F.R. Section 229.308(c).

Item 5. Other Information

PART II: OTHER INFORMATION

Synalloy Corporation

Item 6.		Exhibits
The following exhibits are included herein:
	10.16	Amended Loan and Security Agreement, dated as of September 1, 2004 between Registrant and Wells Fargo Foothill, Inc.
	31	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
	32	Certifications Pursuant to 18 U.S.C. Section 1350
A Form 8-K was filed July 29, 2004 disclosing information pursuant to Items 7 and 12.

Synalloy Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNALLOY CORPORATION
(Registrant)

Date: November 15, 2004	By:	/s/ Ralph Matera
Ralph Matera
President and Chief Executive Officer

Date: November 15, 2004	By:	/s/ Gregory M. Bowie
Gregory M. Bowie
Vice President Finance and Chief Financial Officer