Form 10-K
period 2005-01-01
SYNALLOY CORP
filed 2005-03-28
CIK 95953

SYNALLOY CORPORATION

FORM 10-K FOR PERIOD ENDED JANUARY 1, 2005

INDEX

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
Form 10-K
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 1, 2005
OR
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 0-19687
SYNALLOY CORPORATION (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	57-0426694 I.R.S. Employer Identification No.)
Croft Industrial Park, P.O. Box 5627, Spartanburg, South Carolina 29304 (Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (864) 585-3605
Securities registered pursuant to Section 12(b) of the Act : None	Name of each exchange on which registered None
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

Based on the closing price as of July 3, 2004, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $52.3 million. Based on the closing price of February 25, 2005, the aggregate market value of common stock held by non-affiliates of the registrant was $52.2 million. The registrant did not have any non-voting common equity outstanding at either date.

The number of shares outstanding of the registrant's common stock as of February 25, 2005 was 6,026,764.
Documents Incorporated By Reference
Portions of the proxy statement for the annual shareholders' meeting are incorporated by reference into Part III. page 1

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

General

Metals Segment-- This segment is comprised of a wholly-owned subsidiary, Synalloy Metals, Inc. which owns 100 percent of Bristol Metals, L.P., ("Bristol") located in Bristol, Tennessee.

Bristol manufactures welded pipe, primarily from stainless steel, but also from other corrosion-resistant metals. Pipe is produced in sizes from one-half inch to 112 inches in diameter and wall thickness up to one inch. Sixteen-inch and smaller pipe is made on equipment that forms and welds the pipe in a continuous process. Pipe larger than sixteen inches is formed on presses or rolls and welded on batch welding equipment. Pipe is normally produced in standard 20-foot lengths. However, Bristol has unusual capabilities in the production of long length pipe without circumferential welds. This can reduce installation cost for the customer. Lengths up to 60 feet can be produced in sizes up to sixteen inches in diameter. In larger sizes Bristol has a unique ability among domestic producers to make 48-foot lengths in sizes up to 36 inches. During 2004 Bristol added the ability to x-ray pipe in real time mode. This new technology was incorporated with updated material handling equipment to double the efficiency of x-raying pipe. Bristol is also expanding the capabilities for forming large pipe on its existing batch equipment. The project, which will be completed in the first quarter of 2005, will give Bristol its capability to produce 36-inch diameter pipe in 48-foot lengths and with increased wall thickness of up to one inch. The increase in wall thickness is allowing Bristol to make pipe of 12-inch through 112-inch diameter with a wall thickness of one inch. Also included in this project is the addition of a shear that has the capacity of shearing stainless steel plate up to one-inch thick.

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

In order to establish stronger business relationships, only a few raw material suppliers are used. Five suppliers furnish more than two-thirds of total dollar purchases of raw materials. However, raw materials are readily available from a number of different sources and the Company anticipates no difficulties in obtaining its requirements.

This segment's products are used principally by customers requiring materials that are corrosion-resistant or suitable for high-purity processes. The largest users are the chemical, petrochemical and pulp and paper industries with some other important industry users being mining, power generation, waste water treatment, liquid natural gas ("LNG"), brewery, food processing, petroleum and pharmaceutical.

Specialty Chemicals Segment-- This Segment includes three operating companies: Blackman Uhler Chemical Company (BU Specialties), a division of the Company; Manufacturers Soap and Chemical Company, which owns 100 percent of Manufacturers Chemicals, L.P. (MC) and Organic-Pigments Corporation (OP). MC and OP are wholly-owned subsidiaries of the Company. BU Specialties operates out of a plant in Spartanburg, South Carolina which is fully licensed for chemical manufacture and maintains a permitted waste treatment system. MC is located in Cleveland, Tennessee and Dalton, Georgia and is fully licensed for chemical manufacture. OP is located in Greensboro, North Carolina. The Segment is a producer of specialty chemicals for the textile, carpet, chemical, paper, metals, photographic, pharmaceutical, agricultural, fiber and paint industries. The Company has been focusing on specialty chemicals as a primary growth area over the past several years. Facilities and equipment at the BU Specialties plant produce proprietary product and also provide toll and custom manufacturing of organic chemicals using reactions that include nitrations, hydrogenation, distillation, diazotizations, methylation and custom drying. These chemicals are used in a wide array of products including UV absorbers for plastics, Cetane improver for diesel fuel, absorbers for gaseous pollutants, herbicides, anti-wicking agents, fire retardants, processing aids for PVC, cosmetics, automotive products and paper resins.

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

The Company purchased OP in 1998. OP manufactures aqueous pigment dispersions sold to the textile industry and used in printing inks for use on paper and in paints for the industrial coatings industry. OP also sells pigments to the flexographic printing and graphic arts industries. Pigment colors are uniquely suitable for printing of multi-colored patterns. Raw materials used to manufacture pigments consist chiefly of organic intermediates and inorganic chemicals which are purchased from manufacturers in the United States, Europe and Asia. Currently, raw materials are readily available and management does not anticipate any difficulty in obtaining adequate supplies. The addition of OP provided the ability to produce higher solid and finer particle size dispersions providing opportunities to diversify into non-textile applications.

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

In 2001, the Company acquired the assets of a manufacturer and reseller of chemical specialties and dyestuffs located in Dalton, Georgia. Dalton resells chemical specialties and heavy chemicals and blends and resells dyestuffs to the carpet and rug industries, selected textile mills and the wire drawing industry. The manufacture of the liquid products is done primarily at the Cleveland plant, and the warehousing and dye blending operation along with the shade matching lab and sales offices are located at a leased facility in Dalton. In addition, Dalton markets the chemical specialties produced at other Specialty Chemicals Segment locations.

The Specialty Chemicals Segment maintains seven laboratories for applied research and quality control which are staffed by 28 employees.

Please see Note R to the Consolidated Financial Statements for financial information about the Company's segments.

Sales and Distribution

Metals Segment-- The Metals Segment utilizes separate sales organizations for its different product groups. Stainless steel pipe is sold nationwide under the Brismet trade name through authorized stocking distributors at warehouse locations throughout the country. In addition, large quantity orders are shipped directly from Bristol's plant to end-user customers. Producing sales and providing service to the distributors and end-user customers are the Vice President of Sales, two outside sales employees, four independent manufacturers' representatives and seven inside sales employees. Reference should be made to Note R to the Consolidated Financial Statements.

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

Specialty Chemicals Segment-- Specialty chemicals are sold directly to various industries nationwide by ten full-time outside sales employees and seven manufacturers' representatives. In addition, the President and market development manager of MC devote a substantial part of their time to sales.

Competition

Metals Segment-- Welded stainless steel pipe is the largest sales volume product of the Metals Segment. Although information is not publicly available regarding the sales of most other producers of this product, management believes that the Company is one of the larger domestic producers of such pipe. This commodity product is highly competitive with eight known domestic producers and imports from many different countries. The largest sales volume among the specialized products comes from fabricating stainless, nickel alloys and chrome alloys piping systems. Management believes the Company is one of the larger producers of such systems. There is also significant competition in the piping systems markets with nine known domestic suppliers with similar capabilities as Bristol, along with many other smaller suppliers.

Specialty Chemicals Segment-- The Company is the sole producer of certain specialty chemicals manufactured for other companies under processing agreements and also produces proprietary specialty chemicals. The Company's sales of specialty products are insignificant compared to the overall market for specialty chemicals. The market for most of the products is highly competitive and many competitors have substantially greater resources than does the Company. The market for dyes and pigments is highly competitive and the Company has less than ten percent of the market for its products.

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

Research and Development Activities

The Company spent approximately $551,000 in 2004, $457,000 in 2003 and $524,000 in 2002 on research and development programs in its Specialty Chemicals Segment. Nine individuals, all of whom are graduate chemists, are engaged primarily in research and development of new products and processes, the improvement of existing products and processes, and the development of new applications for existing products.

Seasonal Nature of the Business

The annual requirements of certain specialty chemicals are produced over a period of a few months as requested by the customers. Accordingly, the sales of these products may vary significantly from one quarter to another.

Backlogs

The Specialty Chemicals Segment operates primarily on the basis of delivering products soon after orders are received. Accordingly, backlogs are not a factor in these businesses. The same applies to commodity pipe sales in the Metals Segment. However, backlogs are important in the piping systems products because they are produced only after orders are received, generally as the result of competitive bidding. Order backlogs for these products were $11,500,000 at the end of 2004, all of which should be completed in 2005, and $6,700,000 and $5,800,000 at the 2003 and 2002 respective year ends.

Employee Relations

As of January 1, 2005, the Company had 442 employees. The Company considers relations with employees to be satisfactory. The number of employees of the Company represented by unions at the

Bristol, Tennessee facility is 176. They are represented by two locals affiliated with the AFL-CIO and one local affiliated with the Teamsters. Collective bargaining contracts will expire in February 2009, December 2009 and March 2010

Financial Information About Geographic Areas

Information about revenues derived from domestic and foreign customers is set forth in Note R to the Consolidated Financial Statements.

Item 2 Properties

The Company operates the major plants and facilities listed below, all of which are in adequate condition for their current usage. All facilities throughout the Company are adequately insured. The buildings are of various types of construction including brick, steel, concrete, concrete block and sheet metal. All have adequate transportation facilities for both raw materials and finished products. The Company owns all of these plants and facilities, except as noted.
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

(1) Leased facility.
(2) Plant closed in 2001.

Item 3 Legal Proceedings

For a discussion of legal proceedings, see Notes I and O to the Consolidated Financial Statements.

Item 4 Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5 Market for the Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company had 1,009 common shareholders of record at January 1, 2005. The Company's common stock trades on the NASDAQ National Market System of The NASDAQ Stock Market and changed its trading symbol to SYNL effective October 6, 2003. In 2001, the Company's Board of Directors voted to suspend cash dividends, and on July 26, 2002, the Company entered into a new credit agreement which prohibits the payment of dividends. The prices shown below are the last reported high and low sales prices for the common stock for each full quarterly period in the last two fiscal years as quoted on The NASDAQ National Market System.

	2004		2003
Qtr	High	Low	High	Low
-------------	---------------	---------------	---------------	---------------
1st	$ 8.69	$ 6.52	$ 4.24	$ 3.96
2nd	10.62	6.70	5.50	3.97
3rd	10.75	9.25	6.40	5.30
4th	10.75	9.40	8.54	5.50

The information required by Item 201(d) of Regulation S-K is set forth under Part III, Item 12 of this Form 10-K. Pursuant to the compensation arrangement with directors discussed under Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in this Form 10-K, on February 5, 2004, the Company issued to each of its directors except Ralph Matera, 2,852 shares of its common stock (an aggregate of 14,260 shares). Issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because no public offering was involved. During the fiscal year ended January 1, 2005, the Registrant issued shares of common stock to the following classes of persons upon the exercise of options issued pursuant to the Registrant's 1998 Stock Option Plan. Issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering.
Date Issued	Class of Purchasers	# of Shares Issued	Aggregate Exercise Price
-------------------	---------------------------------------	---------------------------	------------------------------------
5/17/2004	Officers and Employees	11,200	$52,080
9/1/2004	Officers and Employees	4,800	$22,320

Item 6 Selected Financial Data

(Dollars amounts in thousands except for per share data)
Selected Financial Data and Other Financial Information

	2004	2003 (1)	2002 (1)	2001 (1)	2000 (1)
	----------	---------	----------	----------	----------
Operations
Net sales	$99,839	$80,408	$74,351	$76,986	$95,233
Gross profit	13,976	8,389	6,174	8,461	14,425
Selling, general & administrative expense	9,432	8,177	8,001	7,975	8,635
Asset impairment & environmental costs	-	490	481	-	3,351
Operating income (loss)	4,544	(278)	(2,308)	486	2,439
Net income (loss) continuing operations	2,274	(580)	(1,633)	(17)	850
Net loss discontinued operations	(1,100)	(840)	(2,975)	(307)	(1,933)
Net income (loss)	1,174	(1,421)	(4,843)	(318)	(1,083)
Financial Position
Total assets	71,202	64,925	59,966	69,759	73,068
Working capital	35,088	28,706	20,060	21,141	25,483
Long-term debt, less current portion	21,205	18,761	10,000	10,000	10,000
Shareholders' equity	33,930	32,556	33,874	38,949	40,173
Financial Ratios
Current ratio	3.8	3.5	2.5	2.2	2.4
Gross profit to net sales	14%	10%	8%	11%	15%
Long-term debt to capital	38%	37%	23%	20%	20%
Return on average assets	3%	-	-	-	1%
Return on average equity	7%	-	-	-	2%
Per Share Data (income/(loss) - diluted)
Net income (loss) continuing operations	$.37	$(.10)	$(.27)	$-	$.14
Net loss discontinued operations	(.18)	(.14)	(.50)	(.05)	(.31)
Net income (loss)	.19	(.24)	(.81)	(.05)	(.18)
Dividends declared and paid	-	-	-	.15	.20
Book value	5.64	5.44	5.68	6.53	6.74
Other Data
Depreciation and amortization	3,068	2,976	2,981	2,824	3,646
Capital expenditures	2,313	1,325	2,035	6,280	2,471
Employees at year end	442	470	406	472	510
Shareholders of record at year end	1,009	1,039	1,082	1,120	1,154
Average shares outstanding - diluted	6,142	5,997	5,964	5,965	6,166
Stock Price
Price range of Common Stock
High	$10.75	$8.54	$5.05	$7.65	$9.13
Low	6.52	3.96	1.69	2.95	4.50
Close	9.90	6.92	4.13	3.60	4.75

(1) See Note Q to Consolidated Financial Statements.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of any of the customers of the Company were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The Company writes down its inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and current market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

As noted in Note I to the Consolidated Financial Statements, the Company has accrued $1,121,000 in environmental remediation costs which, in management's best estimate, will satisfy anticipated costs of known remediation requirements as outlined in Note I. As a result of the evolving nature of the environmental regulations, the difficulty in estimating the extent and remedy of environmental contamination, and the availability and application of technology, the estimated costs for future environmental compliance and remediation are subject to uncertainties and it is not possible to predict the amount or timing of future costs of environmental matters which may subsequently be determined. Subject to the difficulty in estimating future environmental costs, the Company believes that the likelihood of material losses in excess of the amounts recorded is remote. However, any changes, including regulatory changes, may require the Company to record additional remediation reserves.

As noted in Notes C and Q to the Consolidated Financial Statements, the Company has recorded asset impairment charges under SFAS 144 in each of the last three years including a $581,000 charge in 2004 as part of the loss recognized for discontinued operations. Based on assessments performed on the continuing assets of the Company, which indicated no write-downs were deemed necessary, the Company believes that it is unlikely that these types of impairment charges will continue to occur. However, if business conditions at any of the plant sites were to deteriorate to an extent where cash flows and other impairment measurements indicate values for the related long-lived assets are less than the carrying values of those assets, additional impairment charges may be necessary.

In the fourth quarter of 2004, the Financial Accounting Standards Board ("FASB") issued Statements No. 151, "Inventory Costs" and No. 153, "Exchanges of Nonmonetary Assets," both having an effective date in June of 2005. The Company does not believe either statement will have an impact on the Company's financial statements.

Liquidity and Capital Resources

The current ratio for the year ended January 1, 2005, was 3.8:1, which is up from the previous year-end ratios of 3.5:1 in 2003 and 2.5:1 in 2002. Working capital for 2004 increased $6,382,000 to $35,088,000 from the amount in 2003. Cash flows provided by operations totaled $504,000 coming from $4,280,000 provided by discontinuing operations offset by $3,776,000 used in continuing operations. The increase in working capital and use of cash flows from continuing operations came primarily from increases in inventories and accounts receivable of $7,836,000 and $3,238,000, respectively, offset by an increase of $399,000 in accounts payable and net income from continuing operations of $5,342,000 before depreciation and amortization expense of $3,068,000. The increases in inventories came from the Metals Segment due primarily to raw material cost increases and to a lesser extent, increased units discussed in the Metals Segment comparisons below. The accounts receivable increases were generated from increased sales activity experienced in December of 2004 as compared to the same period in 2003. The cash flows provided by discontinued operations were derived from declines in accounts receivable and inventories coupled with an increase in accounts payable totaling $1,433,000, $2,319,000 and $370,000, respectively. The cash flows were generated from the sale of the Company's liquid dye business in the first quarter of 2004 and the planned reduction of the remaining dye business assets in anticipation of selling off this business as discussed in the Discontinued Operations discussion below. An increase in line of credit borrowings of $2,444,000 funded capital expenditures of $2,313,000. The Company expects that cash flows from 2005 operations and available borrowings will be sufficient to make debt payments and fund estimated capital expenditures of $2,600,000 and normal operating requirements. On July 26, 2002, the Company entered into a new Credit Agreement with a new lender to provide a $19,000,000 line of credit. On July 24, 2003, the Agreement was amended increasing the borrowing amount to $23,000,000, primarily under the existing terms, and extending the expiration date to July 25, 2006. Borrowings under the Agreement are limited to a borrowing base calculation including eligible accounts receivable, inventories, and cash surrender value of the Company's life insurance as defined in the Agreement. As of January 1, 2005, the amount available for borrowing was $23,000,000 of which $21,205,000 was borrowed leaving $1,795,000 of availability. Covenants include, among others, a prohibition on the payment of dividends.

Results of Operations

Comparison of 2004 to 2003

The Company generated net earnings from continuing operations of $2,274,000, or $.37 per share, on a 24 percent sales increase to $99,839,000 in 2004. This compares to a loss from continuing operations of $580,000, or $.10 per share, in 2003. For the fourth quarter of 2004, the Company had earnings from continuing operations of $714,000, or $.12 per share, compared to a loss from continuing operations of $508,000, or $.08 per share, on a twelve percent increase in sales to $24,308,000. The Company recorded losses from discontinued operations of $1,100,000, or $.18 per share, and $673,000, or $.11 per share, for the year and fourth quarter of 2004, respectively, compared to net losses of $840,000, or $.14 per share, and $764,000, or $.13 per share for the same periods of 2003. As a result, the Company earned $1,174,000, or $.19 per share, for 2004 and $40,000, or $.01 per share, for the fourth quarter compared to a loss in 2003 of $1,420,000, or $.24 pre share, and a loss of $1,272,000, or $.21 per share, for the fourth quarter of 2003.

Consolidated gross profits improved to 14 percent of sales in 2004 compared to ten percent experienced in 2003 coming primarily from the Metals Segment as discussed in the Metals Segment comparisons below. Consolidated selling, general and administrative expense for 2004 increased $1,255,000 to $9,432,000 compared to 2003, but declined as a percent of sales to nine percent in 2004 from ten percent in 2003. The dollar increase came primarily from a combination of profit incentives paid in the Metals Segment and the recording of environmental charges in Corporate expenses discussed in the Corporate comparisons below.

Comparison of 2003 to 2002

For 2003, the Company incurred a consolidated loss from continuing operations of $580,000, or $.10 per share, on an eight percent sales increase to $80,408,000. This compares to a loss from continuing operations of $1,633,000, or $.27 per share, in 2002. For the fourth quarter of 2003, the Company had a loss from continuing operations of $508,000, or $.08 per share, compared to having net income from continuing operations of $120,000, or $.02 per share in 2002, on a twelve percent increase in sales to $21,782,000. The Company recorded losses from discontinued operations of $841,000, or $.14 per share, and $764,000, or $.13 per share, for the year and fourth quarter of 2003, respectively, compared to losses of $2,975,000, or $.50 per share, and $103,000, or $.02 per share for the same periods in 2002.

The Company incurred a consolidated loss for 2003 of $1,421,000, or $.24 per share compared to a loss of $4,843,000, or $.81 per share in 2002. For the fourth quarter of 2003, the Company had a loss of $1,272,000, or $.21 per share. This compares to net income of $17,000, or $.00 per share earned in the fourth quarter of 2002. Consolidated results from continuing operations in 2003 were significantly impacted by several transactions that were recorded during the year. In the fourth quarter of 2003, the Company recorded charges discussed in the 2003 compared to 2002 Segment comparisons below totaling $655,000, net of tax, or $.11 per share. Included in the 2003 other income are $150,000 of non-recurring income received from the sale of the Company's NASDAQ stock symbol, and $119,000 in dividend income received from the Company's life insurance policies, both recorded in the third quarter of 2003.

Although consolidated selling, general and administrative expense for 2003 increased $176,000 to $8,177,000 compared to 2002, they declined as a percent of sales to ten percent from eleven percent. The decline in percentage of sales came from cost reductions of personnel and non-critical operating expense items, many of which impacted selling and administrative expense, implemented in the third quarter of 2002.

Metals Segment-- The following table summarizes operating results and backlogs for the three years indicated. Reference should be made to Note R to the Consolidated Financial Statements.
	2004		2003		2002
(Amount in thousands)	Amount	%	Amount	%	Amount	%

Net Sales	$ 62,565	100.0%	$ 48,674	100.0%	$ 43,364	100.0%

Cost of goods sold	53,950	86.2%	44,086	90.6%	41,411	95.5%
	------------	---------	------------	---------	------------	---------
Gross profit	8,615	13.8%	4,588	9.4%	1,953	4.5%

Selling and administrative
expense	4,038	6.5%	3,285	6.7%	3,605	8.3%
	------------	---------	------------	---------	------------	---------

Operating income (loss)	$ 4,577	7.3%	$ 1,303	2.7%	$ (1,652)	(3.8%)
	========	=====	========	=====	========	=====
Special charges described below
Write-down of inventories	$ -		$ -		$ 671

Year-end backlogs -
Piping systems	$ 11,500		$ 6,700		$ 5,800
	========		========		========

Comparison of 2004 to 2003 - Metals Segment

Dollar sales increased 29 percent for the year and 12 percent for the fourth quarter of 2004 from the same periods of 2003. The increase for the year resulted from 42 percent higher average selling prices partially offset by seven percent lower unit volumes. The increase for the quarter resulted from 77 percent higher average selling prices offset by 36 percent lower unit volumes. Surcharges paid on stainless steel raw materials increased throughout the year increasing from an average of about $.38 per pound in December 2003 to an average of about $.78 per pound in December 2004. The Segment was able to pass through most of these cost increases, which accounted for most of the increase in selling prices, and benefited throughout 2004 from selling price increases implemented to offset the continued increases in surcharges included in raw material costs. Because of the steadily increasing raw material and selling prices experienced throughout the year, the Segment generated higher profits from selling lower cost inventories, which contributed to the significant gross profit improvement experienced for the year and fourth quarter compared to the same periods last year. The most noteworthy accomplishment in the Segment's pipe business in 2004 was a 72 percent increase in special alloy sales which rose to 21 percent of pipe sales. This is the highest level ever achieved and is the result of the Segment's focus on developing more non-commodity pipe business where profit margins are higher. Although the piping systems business had a loss for the year, after experiencing three consecutive quarters of losses in 2004, piping systems generated an operating profit for the fourth quarter. The fourth quarter was the first one in 2004 where customers' scheduling requirements allowed piping systems to get a sufficient amount of work into the shop to enable the operation to operate profitably for the quarter. Piping systems' backlog ended the year at $11,500,000, all of which should be completed in 2005, compared to a $6,700,000 backlog at the end of 2003.

Selling and administrative expense increased $753,000, or 23 percent compared to 2003, but remained at seven percent of sales. The increase in dollars came primarily from increases in profit based incentives, sales commissions from increased sales, and bad debt expense. The Company increased its reserves for bad debts to offset exposure from the higher level of accounts receivable consistent with the increase in sales activity experienced through 2004.

Comparison of 2003 to 2002 - Metals Segment

Dollar sales increased 12 percent in 2003 compared to 2002. The increase for the year resulted from 19 percent higher average selling prices partially offset by six percent lower unit volumes. Surcharges paid on stainless steel raw materials increased throughout the year increasing from an average of about $.12 per pound in December 2002 to an average of about $.38 per pound in December 2003. The Segment was able to pass through most of these cost increases, which accounted for most of the increase in selling prices, especially in the fourth quarter. The increase in the year-to-date selling price also resulted from a change in product mix to a higher percentage of higher-margin large diameter pipe, experienced primarily in the second and third quarters of 2003. The combination of higher selling prices and favorable product mix along with cost reductions implemented in the third quarter of 2002 contributed to the significant gross profit improvement experienced for the year compared to the same period of 2002. While commodity pipe generated operating income for the year, piping systems did not fare as well, incurring losses for the year consistent with 2002. Piping systems' backlog maintained a better than average level throughout the year, ending the year at $6,700,000. However, due to the customers' scheduling requirements for our material, we were unable to get a sufficient amount of work into the shop to enable piping systems to operate profitably through the first nine months. The situation improved in the fourth quarter, and piping systems was able to generate a modest profit for the quarter.

Selling and administrative expense for 2003 decreased $320,000 compared to 2002, or nine percent, and declined slightly as a percentage of sales as a result of cost reductions implemented in September of 2002, including reductions of personnel and non-critical operating expense items, many of which impacted selling and administrative expense.

Specialty Chemicals Segment-- The following tables summarize operating results for the three years indicated. Reference should be made to Note R to the Consolidated Financial Statements.
	2004		2003		2002
(Amount in thousands)	Amount	%	Amount	%	Amount	%

Net Sales	$ 37,274	100.0%	$ 31,734	100.0%	$ 30,987	100.0%

Cost of goods sold	31,913	85.6%	27,932	88.0%	26,766	86.4%
	------------	---------	------------	---------	------------	---------
Gross profit	5,361	14.4%	3,802	12.0%	4,221	13.6%

Selling and administrative
expense	3,822	10.3%	3,910	12.3%	3,520	11.4%

Long-lived asset impairment cost	-	-	490	1.5%	481	1.6%
	------------	---------	------------	---------	------------	---------

Operating income (loss)	$ 1,539	4.1%	$ (598)	(1.8%)	$ 220.6%
	========	=====	========	=====	========	=====
Special charges described below
Write-down of inventories	$ -		$ 481		$ -
Write-down of plant & equipment	$ -		$ 490		$ 481

Comparison of 2004 to 2003- Specialty Chemicals Segment

Sales were up $5,540,000, or 17 percent, gross profits increased $1,559,000, or 41 percent, and operating income was $1,539,000 compared to a loss of $598,000 in 2004 compared to 2003, respectively. Favorable market conditions for most of the Segments' products and new product development at the Spartanburg location accounted for the increase in sales. The 41 percent increase in gross profits in 2004 compared to 2003 resulted from improved profitability at all three of the chemical plants, and from a $481,000 inventory charge in 2003 at the Greensboro plant discussed below. Unlike 2003, the Segment was able to pass some of the higher operating costs, especially energy costs, to its customers which allowed the Segment to generate additional margin contribution from the increased sales volume. For the fourth quarter of 2004, sales were up $830,000, or 11 percent and gross profits increased $610,000, or 167 percent compared to 2003. Fourth quarter operating income was $146,000 compared to a loss of $1,120,000 in the fourth quarter of 2003. The modest level of profitability in the fourth quarter was caused primarily by poor results at the Spartanburg plant because of the low level of contract campaigns. This location often has volatility in its production levels quarter to quarter because of the customers' scheduling requirements. Included in operating income in the fourth quarter of 2003 were the $481,000 inventory charge and a $490,000 impairment loss discussed below. Management is pleased with the dramatic improvement achieved without any benefit from a new product that was the object of much of the Segment's effort in 2004.

Selling and administrative expense declined $88,000 in 2004 compared to 2003, and declined as a percent of sales to ten percent in 2004 compared to 12 percent in 2003. The decline came primarily from reduced bad debt expense at OP caused by the need to increase bad debt reserves in 2003 to account for several customer bankruptcies.

Comparison of 2003 to 2002- Specialty Chemicals Segment

Sales were up a modest two percent and gross profits declined ten percent for 2003 compared to 2002. Profitability in both years was negatively impacted from the recording of long-lived asset impairment write-downs of $490,000 in 2003, discussed in the following paragraph, and $481,000 in 2002 on assets located at the Spartanburg location. Gross profits in 2003 were also hurt by an inventory adjustment discussed below. The Segment was unable to pass higher operating costs, especially energy costs, to its customers. As a result, the Segment experienced only a one percent increase in gross profits for the year compared to 2002, adjusted for the $481,000 inventory write-down. The Segment has been able to expand production at its Spartanburg location by adding new products, which provides a better opportunity for the location to more evenly absorb manufacturing cost and avoid significant negative manufacturing variances this location has historically experienced. This allowed the location to operate profitably for the year. However, the location continues to have significant swings in profitability from the timing of its contract tolling campaigns as it incurred losses in the first and fourth quarters of 2003, while generating profits in the second and third quarters of 2003.

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

Selling and administrative expense increased $390,000 in 2003 compared to 2002, Selling and administrative expenses as a percent of sales increased to 12 percent in 2003 compared to 11 percent in 2002. The increase came primarily from increases in sales commissions from higher sales and bad debt expense at OP caused by the need to increase bad debt reserves in 2003 to account for several customer bankruptcies, coupled with $45,000 of non-recurring miscellaneous income received in 2002 from warehouse rentals at one of the locations.

For information related to environmental matters, see Note I to the Consolidated Financial Statements.

Discontinued Operations

On July 23, 2003 the Company purchased certain assets of Rite Industries. These assets along with Synalloy's existing textile dye business were placed in a newly formed subsidiary of the Company called Blackman Uhler, LLC (BU Colors). The newly formed company is owned 90 percent by the Company with the remaining percentage owned by a group of former Rite Industries executives. The acquisition provided a new customer base in the paper and other non-textile industries. Total cost of the acquisition was $200,000 and the Company funded the acquisition with available cash. As a result of the continuing downward trends in the textile industry and poor financial performance of the textile dye business, the Company decided at the end of the fourth quarter of 2003 to divest the liquid dye portion of its dye business servicing the textile industry, and began downsizing the remaining dye business. In the fourth quarter of 2003, a $290,000 inventory charge was recorded to cost of goods sold to write down inventories related to the liquid dye product lines. On March 25, 2004, the Company entered into an agreement to sell the liquid dye business comprised of vat, sulfur, liquid disperse and liquid reactive dyes with annual sales of approximately $4,500,000 for approximately its net book value, and several customers and related products of the remaining textile dye business were rationalized. Business conditions in the remaining dye business were poor throughout 2004, especially in the first six months, as BU Colors experienced operating losses in every quarter of 2004. In the third quarter of 2004, the Company decided to attempt to sell the remaining dye business and on December 28, 2004, entered into an Agreement to sell the dye business, closing the sale on January 31, 2005. The terms included the sale of the inventory of BU Colors along with certain equipment and other property associated with the business being sold, and the licensing of certain intellectual property, for a purchase price of approximately $4,872,000 of which $4,022,000 was paid at closing, and the balance of $850,000 will be payable over time based on the operations of the purchaser. In December of 2004, the Company completed an impairment assessment on the plant and equipment located at the Spartanburg facility related to the BU Colors operations. As a result, the Company recognized an impairment loss of $581,000 from the write-down of plant and equipment. As a result of the sale of the dye business, the Company has discontinued the operations of BU Colors and has presented the financial information of BU Colors as discontinued operations, including restating 2003 and 2002.

Unallocated Income and Expense

Reference should be made to Note R to the Consolidated Financial Statements for the schedule that includes these items.

Comparison of 2004 to 2003 - Corporate

Corporate expense increased $589,000, or 60 percent, to $1,572,000 for 2004 compared to 2003. The increase resulted primarily from the addition of environmental expenses of $572,000 to accrue for $372,000 of environmental remediation costs in the fourth quarter of 2004 at the Spartanburg facility and from the recording of a $200,000 environmental charge in the second quarter of 2004 to reflect the settlement with the Environmental Protection Agency of the Company's obligation as a Potentially Responsible Party in the clean up of a waste disposal site. Reference should be made to Note I to the

Consolidated Financial Statements. Interest expense in 2004 increased $131,000 from 2003 from increases in borrowings and the prime interest rate under the lines of credit with a lender.

Comparison of 2003 to 2002 - Corporate

Corporate expense increased $107,000, or twelve percent to $983,000 for 2003 compared to 2002. The increase resulted primarily from an increase in directors' fees and expenses. In 2003, the Company began paying the directors' retainer fees by issuing shares of its common stock, and issued 25,000 shares expensing $103,000 as retainer fees compared to $66,000 paid and expensed in 2002. Other expense, net in 2003 included $150,000 of non-recurring income received from the sale of the Company's NASDAQ stock symbol, and $119,000 in dividend income received from the Company's life insurance policies, both recorded in the third quarter of 2003. Other expense, net in 2002 included the sale of certain non-operating assets, including its investment in a foreign corporation, for a pre-tax gain of $605,000. Interest expense in 2003 increased $150,000 from 2002 due to increases in borrowings under the lines of credit with a lender.

Current Conditions and Outlook

Market conditions in the Metals Segment have improved over the past three months, from December 2004 through February 2005, as sales activity, pricing and unit volumes for commodity pipe have increased from levels experienced over the last half of 2004. Management remains optimistic about the current conditions that exist in the commodity pipe and specialty alloy markets. The Segment has been successful in penetrating new markets, such as projects in the LNG industry, where management believes there is significant growth potential. If piping systems can continue to generate sufficient volume through its operations, and demand for piping continues at it current level, management believes the Metals Segment will operate profitably in 2005.

Management is pleased with the dramatic improvement achieved by the Specialty Chemicals Segment even without any benefit from a new product line that was the object of much of the Segment's effort in 2004. The Segment has introduced a new line of fire retardant chemicals. Applications for this new line of chemicals include mattresses, furniture and home appliances, which are subject to new fire retardant regulations that we believe will become effective in 2005. Qualifications of our products continue to have good success in each of the applications. In addition, our products offer a safer alternative to the use of certain compounds used in products currently servicing these industries. Regulations in California are now requiring mattress manufacturers to utilize fire retardant products that conform to the new regulations in their production process which began January 1, 2005. Management was hopeful that Federal regulations similar to regulations adopted by California would be in place in the first half of 2005, but it now appears that it will be sometime in the first quarter of 2006 before the Federal regulations will address the issue. As a result of these delays, the Segment was unable to generate significant production in 2004. However, management remains confident that demand for fire retardant products will ramp up in the second half of 2005 and grow into significant volumes. Management is encouraged by the performance of this Segment and believes it is positioned to continue to grow from new product opportunities, which has been the hallmark of our Specialty Chemicals Segment. This Segment's business tends to be impacted by general economic conditions, and assuming no significant downturn in the general economy, management expects this Segment to operate profitably in 2005.

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

Fair value of the Company's debt obligations, which approximated the recorded value, consisted of:

At January 1, 2005

$21,205,000 under a $23,000,000 line of credit expiring July 25, 2006 with an average variable interest rate of 4.95 percent.

At January 3, 2004

$18,761,000 under a $23,000,000 line of credit expiring July 25, 2006 with an average variable interest rate of 3.82 percent.

Item 8 Financial Statements and Supplementary Data

The Company's consolidated financial statements, related notes, report of management and report of the independent auditors follow on subsequent pages of this report.

Consolidated Statements of Operations
Year ended January 1, 2005, January 3, 2004 and December 28, 2002
	2004	2003	2002
	----------------------	----------------------	----------------------
Net sales	$99,839,004	$80,407,856	$74,350,688
Cost of sales	85,862,952	72,018,585	68,176,670
	----------------------	----------------------	----------------------
Gross profit	13,976,052	8,389,271	6,174,018

Selling, general and administrative expense	9,431,583	8,177,000	8,000,611

Long-lived asset impairment (Note C)	-	490,000	481,173
	----------------------	----------------------	----------------------
Operating income (loss)	4,544,469	(277,729)	(2,307,766)

Other (income) and expense
Interest expense	1,067,089	936,490	846,188
Other, net	(52)	(339,839)	(29,277)
Gain on sale of investments and assets	-	-	(605,061)
	----------------------	----------------------	----------------------
Income (loss) from continuing operations before income tax	3,477,432	(874,380)	(2,519,616)

Provision for (benefit from) income taxes	1,203,000	(294,000)	(887,000)
	----------------------	----------------------	----------------------
Net income (loss) from continuing operations
before cumulative effect of a change in accounting principle	2,274,432	(580,380)	(1,632,616)
	----------------------	----------------------	----------------------
Loss from discontinued operations	(1,671,314)	(1,276,268)	(4,592,000)
(Benefit) from income taxes	(571,000)	(436,000)	(1,617,000)
	----------------------	----------------------	----------------------
Net loss from discontinued operations (Note Q)	(1,100,314)	(840,268)	(2,975,000)
Net income (loss) before cumulative effect of a
change in accounting principle	1,174,118	(1,420,648)	(4,607,616)
Cumulative effect, net of income tax of $127,000, of
a change in accounting principle (Note B)	-	-	(235,473)
	----------------------	----------------------	----------------------
Net income (loss)	$1,174,118	$(1,420,648)	$(4,843,089)
	=============	=============	=============
Net income (loss) per basic common share:
Net income (loss) from continuing operations
before cumulative effect of a change in accounting principle	$.38	($.10)	($.27)
Net loss from discontinued operations	($.18)	($.14)	($.50)
Cumulative effect of a change in accounting
principle (Note B)	$.00	$.00	($.04)
Net income (loss)	$.20	($.24)	($.81)
page 18
Net income (loss) per diluted common share:
Net income (loss) from continuing operations
before cumulative effect of a change in
accounting principle	$.37	($.10)	($.27)
Net loss from discontinued operations	($.18)	($.14)	($.50)
Cumulative effect of a change in accounting
principle (Note B)	$.00	$.00	($.04)
Net income (loss)	$.19	($.24)	($.81)
See accompanying notes to financial statements.

Consolidated Balance Sheets

January 1, 2005, and January 3, 2004
	2004	2003
	----------------------	----------------------
Assets
Current assets

Cash and cash equivalents	$292,350	$1,110
Accounts receivable, less allowance for doubtful
accounts of $678,000 and $242,000 respectively	14,471,257	11,844,025

Inventories
Raw materials	12,502,420	8,037,483
Work-in-process	5,823,339	4,622,779
Finished goods	8,024,373	5,853,608
	----------------------	----------------------
Total inventories	26,350,132	18,513,870

Deferred income taxes (Note M)	933,000	81,000
Prepaid expenses and other current assets	263,913	319,609
Current assets of discontinued operations (Note Q)	5,383,372	9,425,744
	----------------------	----------------------
Total current assets	47,694,024	40,185,358

Cash value of life insurance	2,554,099	2,467,457

Property, plant and equipment, net (Note E)	18,228,863	18,432,687

Deferred charges, net and other assets (Note F)	2,725,363	2,708,720

Non-current assets of discontinued operations (Note Q)	-	1,130,812
	----------------------	----------------------
Total assets	$71,202,349	$64,925,034
	=============	=============

January 1, 2005 and January 3, 2004
	2004	2003
	----------------------	----------------------
Liabilities and Shareholders' Equity
Current liabilities

Accounts payable	$8,086,458	$7,687,835
Accrued expenses (Note H)	2,243,101	2,168,045
Current portion of environmental reserves (Note I)	916,754	656,254
Income taxes	10,609	-
Current liabilities of discontinued operations (Note Q)	1,349,316	966,939
	----------------------	----------------------
Total current liabilities	12,606,238	11,479,073

Long-term debt (Note G)	21,205,066	18,761,415

Environmental reserves (Note I)	204,000	188,249

Deferred compensation (Note J)	542,217	543,975

Deferred income taxes (Note M)	2,715,000	1,290,000

Non-current liabilities of discontinued operations (Note Q)	-	106,000

Shareholders' equity (Notes G, K, and L)
Common stock, par value $1 per share - Authorized 12,000,000 shares: issued 8,000,000 shares	8,000,000	8,000,000
Retained earnings	42,553,345	41,433,837
	----------------------	----------------------
	50,553,345	49,433,837
Less cost of Common Stock in treasury: 1,980,436 and 2,010,696 shares, respectively	16,623,517	16,877,515
	----------------------	----------------------
Total shareholders' equity	33,929,828	32,556,322
	----------------------	----------------------
Total liabilities and shareholders' equity	$71,202,349	$64,925,034
	=============	=============
See accompanying notes to financial statements.

Consolidated Statements of Shareholders' Equity
				Accumulated
		Capital in		Other	Cost of Common
		Excess of Par	Retained	Comprehensive	Stock in
	Common Stock	Value	Earnings	Income	Treasury	Total
	---------------------	--------------------	---------------------	-------------------------	----------------------	----------------------
Balance at December 29, 2001	$8,000,000	$9,491	$47,795,305	$231,391	$(17,087,361)	$38,948,826

Comprehensive income:
Net loss			(4,843,089)			(4,843,089)
Reclassification adjustments for gains
included in net loss,
net of tax (Notes A and D)				(231,391)		(231,391)
Comprehensive loss						(5,074,480)

	---------------------	--------------------	---------------------	-------------------------	----------------------	----------------------
Balance at December 28, 2002	8,000,000	9,491	42,952,216	-	(17,087,361)	33,874,346

Net loss			(1,420,648)			(1,420,648)
Issuance of common stock
from the treasury		(9,491)	(97,731)		209,846	102,624

	---------------------	--------------------	---------------------	-------------------------	----------------------	----------------------
Balance at January 3, 2004	8,000,000	-	41,433,837	-	(16,877,515)	32,556,322

Net income			1,174,118			1,174,118
Issuance of common stock
from the treasury		5,292			119,697	124,989
Stock options exercised		(5,292)	(54,610)		134,301	74,399

	---------------------	--------------------	---------------------	-------------------------	----------------------	----------------------
Balance at January 1, 2005	$8,000,000	$-	$42,553,345	$-	$(16,623,517)	$33,929,828
	=============	===========	============	===============	=============	=============
See accompanying notes to financial statements.

Consolidated Statements of Cash Flows

Year ended January 1, 2005, January 3, 2004 and December 28, 2002
	2004	2003	2002
	----------------------	----------------------	----------------------
Operating activities
Net income (loss) from continuing operations	$2,274,432	$(580,380)	$(1,632,616)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by continuing operating activities:
Depreciation expense	2,565,948	2,596,171	2,790,943
Amortization of deferred charges	501,724	380,016	189,773
Deferred compensation	(1,758)	(270,687)	(259,982)
Deferred income taxes	573,000	(745,000)	(290,000)
Provision for losses on accounts receivable	610,525	189,010	366,484
Provision for write-down of inventories	-	481,000	600,000
Provision for write-down of property, plant and equipment	-	490,000	481,173
Loss (gain) on sale of property, plant and equipment	9,607	(1,756)	66,560
Cash value of life insurance	(86,642)	(86,158)	(37,160)
Environmental reserves	276,251	(739,647)	(1,200,814)
Issuance of treasury stock for director fees	124,989	102,625	-
Gain on sale of investments and assets	-	-	(605,061)
Changes in operating assets and liabilities:
Accounts receivable	(3,237,757)	(1,727,492)	(860,653)
Inventories	(7,836,262)	(2,649,840)	864,178
Other assets	(34,672)	(426,004)	(53,950)
Accounts payable	398,623	1,003,232	929,896
Accrued expenses	75,057	664,244	(326,762)
Income taxes payable	10,609	2,597,696	(1,184,604)
	----------------------	----------------------	----------------------
Net cash (used in) provided by continuing
operating activities	(3,776,326)	1,277,030	(162,595)
Net cash provided by (used in)
discontinued operating activities	4,279,848	(5,256,799)	3,799,423
	----------------------	----------------------	----------------------
Net cash provided by (used in) operating activities	503,522	(3,979,769)	3,636,828
Investing activities
Purchases of property, plant and equipment	(2,313,219)	(1,324,656)	(2,034,724)
Proceeds from sale of property, plant and equipment	10,887	11,862	468,121
(Increase) decrease in notes receivable	(428,000)	346,690	365,175
Proceeds from sale of investment	-	-	931,179
	----------------------	----------------------	----------------------
Net cash used in investing activities	(2,730,332)	(966,104)	(270,249)
Financing activities
Proceeds from (payments on) revolving lines of credit	2,443,651	4,898,327	(3,322,912)
Proceeds from exercised stock options	74,399	-	-
	----------------------	----------------------	----------------------
Net cash provided by (used in) financing activities	2,518,050	4,898,327	(3,322,912)
	----------------------	----------------------	----------------------
Increase (decrease) in cash and cash equivalents	291,240	(47,546)	43,667
Cash and cash equivalents at beginning of year	1,110	48,656	4,989
	----------------------	----------------------	----------------------
Cash and cash equivalents at end of year	$292,350	$1,110	$48,656
	=============	=============	=============
See accompanying notes to financial statements.

Notes to Consolidated Financial Statements

Note A Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned except Blackman Uhler, LLC which is 90 percent owned by the Company (See Note Q). All significant intercompany transactions have been eliminated.

Reclassification. For comparative purposes, certain amounts in the 2003 and 2002 financial statements have been reclassified to conform with the 2004 presentation. (See Note Q.)

Use of Estimates. The preparation of the financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting Period. The Company's fiscal year is the 52- or 53-week period ending the Saturday nearest to December 31. Fiscal year 2004 ended on January 1, 2005, fiscal year 2003 ended on January 3, 2004, and fiscal year 2002 ended on December 28, 2002. The 2004 and 2002 fiscal years included 52 weeks and 2003 fiscal year included 53 weeks.

Revenue Recognition. Revenue from product sales is recognized at the time ownership of goods transfers to the customer and the earnings process is complete. Shipping costs of approximately $1,443,000, $1,617,000 and $1,480,000 in 2004, 2003 and 2002, respectively, are recorded as a reduction of sales.

Inventories. Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and current market conditions. In the fourth quarter of 2004, the FASB issued Statement No. 151, "Inventory Costs" which has an effective date in June of 2005. The Company does not believe the statement will have an impact on the Company's financial statements.

Long-Lived Assets. Property, plant and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful life of the assets. Land improvements and buildings are depreciated over a range of ten to 40 years, and machinery, fixtures and equipment are depreciated over a range of three to 20 years.

The costs of software licenses are amortized over five years using the straight-line method. Debt expenses are amortized over the periods of the underlying debt agreements using the straight-line method.

Intangibles arising from acquisitions represent the excess of cost over fair value of net assets of businesses acquired. Goodwill and indefinite lived intangible assets are not amortized but are reviewed annually for impairment. Other intangible assets that are not deemed to have an indefinite life are amortized over their useful lives.

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

Research and Development Expense. The Company incurred research and development expense of approximately $551,000, $457,000 and $524,000 in 2004, 2003 and 2002, respectively.

Fair Value of Financial Instruments. The carrying amounts reported in the balance sheet for cash and cash equivalents, cash surrender value of life insurance, investments and borrowings under the Company's line of credit approximates its fair value.

Stock Options. The Company accounts for stock options under Accounting Principles Board Opinion 25 (APB 25), "Accounting for Stock Issued to Employees." See Note L.

In December 2002, the FASB issued Statement No. 148 (SFAS No. 148), "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company adopted the disclosure requirements of this Statement in 2002.

In December 2004, the FASB recently enacted Statement of Financial Accounting Standards 123-revised 2004 ("SFAS 123R"), "Share-Based Payment" which replaces SFAS 123 and supersedes APB 25. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005.

Comprehensive Income. Comprehensive income is comprised of net income plus other comprehensive income which, under existing accounting standards, consists of unrealized gains and losses on certain investments in equity securities. Comprehensive income is reported by the Company in the Consolidated Statements of Shareholders' Equity.

Variable Interest Entities. In January 2003, the FASB released Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that all primary beneficiaries of Variable Interest Entities (VIE) consolidate that entity. FIN 46 is effective immediately for VIEs created or acquired after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a VIE it acquired before February 1, 2003. The Company has determined that it has not created or modified any relationships or contracts since February 1, 2003 that could result in potential VIEs and did not identify any relationships that existed prior to February 1, 2003 where the Company would be identified as the primary beneficiary of a VIE. As a result, there was no impact on the Company's financial statements in 2004 or 2003.

Note B Change in Accounting Principle

In accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" ("the Statements"), goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Impairment assessments were performed at the end of the second quarter of 2002 on goodwill recorded at each of the operating entities. The assessment resulted in an impairment charge of $362,000 of goodwill, $201,000 in the Metals Segment and $161,000 in discontinued operations. The write-down was recorded as a one-time after-tax charge of $235,000, or $.04 per share, which was recorded as a restatement in the first quarter of 2002 reflecting the cumulative effect of a change in accounting principle. The impairment assessment was updated through 2004 year-end on the remaining goodwill related to the acquisition of Manufacturers Chemicals and no further write-down was considered necessary.

Note C Special Charges

Accounting For The Impairment Of Long-Lived Assets. During the fourth quarter of 2003, the Company completed an impairment assessment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), on the plant and equipment located at Greensboro, North Carolina. Pigment sales to the textile industry out of the Greensboro plant declined steadily through the year, especially in the last six months of 2003 and as a result the plant had become underutilized generating operating losses over the last six months of 2003, primarily because of deteriorating market conditions in the textile industry. After completing an analysis of the business at the site and exploring other options that were available, it became apparent that the facility could not adequately recover the fixed costs related to the facility under current business conditions. This resulted in the recording of a $490,000 impairment loss in the fourth quarter of 2003 on the plant and equipment. The impairment loss was calculated based on the excess of the carrying amount of the long-lived assets over their fair value. Management utilized its best estimate to determine fair values including market conditions, experience in acquiring and disposing of similar plant and equipment, and estimates of future cash flows, to test for recoverability of the long-lived assets.

During the second quarter of 2002, the Company completed an impairment assessment on the plant and equipment located at Spartanburg, South Carolina. The Spartanburg plant was substantially underutilized and generating operating losses, primarily because of deteriorating market conditions. The Company began experiencing certain indications that the operations at this site were deteriorating further, including the unexpected loss of anticipated dye business, increases in pricing pressure from competitors, and reductions in expected revenues in the specialty chemical tolling business. As a result, the Company revised its business plans and projections to better reflect what management believed were current market conditions. After completing an analysis of the business at the site and exploring other options that were available, it became apparent that the facility could not adequately recover the fixed costs related to the facility under current business conditions. This resulted in the recording in the second quarter of 2002 of a $2,267,000 impairment loss on the plant and equipment, $1,786,000 related to discontinued operations and $481,000 to the Specialty Chemicals Segment. The impairment loss was calculated as described above. The impairment assessments at Spartanburg were updated through the 2003 year-end which resulted in the recording of an additional write-down of $191,000 in the fourth quarter of 2003 against plant and equipment utilized by discontinued operations. The impairment assessments at both facilities have been updated through the 2004 year-end and no additional write-downs were deemed necessary at either the Greensboro location or the continuing operations at the Spartanburg location. (See Note Q)

Other Special Charges. As discussed above, the specialty chemicals Segment's pigment business located in Greensboro, North Carolina, experienced a significant downturn in textile business during the last six months of 2003. As a result of lost business, mainly from customers closing their operations, the location accumulated excessive inventories with few or no customers available to systematically sell or blend off the inventory. As a result a $481,000 inventory charge was recorded to cost of goods sold in the fourth quarter of 2003. In the second quarter of 2002 inventory charges of $2,471,000 were recorded to cost of goods sold, $1,800,000 for discontinued operations and $671,000 for the Metals Segment. The Company has historically sold off excess inventory slowly to avoid distressed pricing that would be required to dispose of the excess inventory more quickly. With the price erosion that occurred over the first six months of 2002 and weak business conditions that existed, excess inventories were not reduced as much as planned. Therefore, excess inventories were written down to reflect management's estimate of the market values. As further discussed in Note I, a $97,000 environmental charge was accrued in the second quarter of 2002 to provide for a proposed settlement of a claim related to shipment of waste to an outside waste disposal site during the 1980s.

Note D Investments in Equity Securities

During 2002, the Company sold its investment in Ta Chen International Corp. for $701,000, realizing a pretax gain of $418,000. The Company also sold the remaining shares of its investment in Span America for $285,000, realizing a pretax gain of $87,000. The unrealized appreciation of the investments was recorded as other comprehensive income included in shareholders' equity, net of deferred income taxes.

Note E Property, Plant and Equipment

Property, plant and equipment consist of the following:

	2004	2003
	----------------	----------------
Land	$ 406,868	$ 406,868
Land improvements	949,378	957,218
Buildings	14,035,167	13,916,819
Machinery, fixtures and equipment	39,216,151	38,235,522
Construction-in-progress	1,153,699	812,594
	----------------	----------------
	55,761,263	54,329,021
Less accumulated depreciation	37,532,400	35,896,334
	----------------	----------------
Total property, plant & equipment	$18,228,863	$18,432,687
	=========	=========

Note F Deferred Charges

Deferred charges consist of the following:
	2004	2003
	----------------	----------------
Goodwill	$ 2,050,559	$ 2,050,559
Product license agreements	150,000	150,000
Debt expense	913,285	763,285
	----------------	----------------
	3,113,844	2,963,844
Less accumulated amortization	1,651,614	1,173,290
	----------------	----------------
Total deferred charges	$ 1,462,230	$ 1,790,554
	=========	=========

Note G Line of Credit

On July 26, 2002, the Company entered into a Credit Agreement with a lender to provide a $19,000,000 line of credit expiring on July 25, 2004, and refinanced the Company's notes payable and long-term debt replacing the existing bank indebtedness. On July 24, 2003, the agreement was amended, increasing the borrowing amount to $23,000,000, primarily under the existing terms, and extending the expiration date to July 25, 2006. Current interest rates are the bank's prime rate or LIBOR plus 2.75 percent, and can vary based on EBITDA performance from prime to prime plus .75 percent and LIBOR plus 2.50 percent to LIBOR plus 3.25 percent. The Company has the option of electing to borrow portions of the outstanding loan balance under the LIBOR plus 2.50 rate, and has had $10,000,000 subject to that rate since July 28, 2003. The rates at January 1, 2005 were 5.25 percent for borrowings based on the prime rate, and 4.61 percent for borrowings based on the LIBOR rate. Borrowings under the Agreement are limited to a borrowing base calculation including eligible accounts receivable, inventories, and cash surrender value of the Company's life insurance as defined in the Agreement. As of January 1, 2005, the amount available for borrowing was $23,000,000 of which $21,205,000 was borrowed leaving $1,795,000 of availability.

Borrowings under the Credit Agreement are collateralized by accounts receivable, inventory, cash surrender value of life insurance and the equipment located at the Manufacturers Chemicals and Bristol Metals plants. At January 1, 2005, the Company was in compliance with its debt covenants which include, among others, maintaining certain EBITDA and tangible net worth amounts, and prohibit the payment of dividends.

Average borrowings outstanding during fiscal 2004, 2003 and 2002 were $19,338,000, $14,923,000, and $14,178,000 with weighted average interest rates of 4.17 percent, 3.82 percent and 5.41 percent, respectively. The Company made interest payments of $798,000 in 2004, $747,000 in 2003, and $668,000 in 2002.

Note H Accrued Expenses

Accrued expenses consist of the following:

	2004	2003
	-----------------	-----------------
Salaries, wages and commissions	$ 948,110	$ 463,825
Advances from customers	467,727	597,805
Insurance	121,737	390,533
Interest	111,189	100,387
Pension	135,681	118,339
Taxes, other than income taxes	205,318	190,128
Other accrued items	253,339	307,028
	-----------------	-----------------
Total accrued expenses	$ 2,243,101	$ 2,168,045
	==========	==========

Note I Environmental Compliance Costs

At January 1, 2005, the Company has accrued $1,121,000 in remediation costs which, in management's best estimate, will satisfy anticipated costs of known remediation requirements as outlined below. Expenditures related to costs currently accrued are not discounted to their present values and are expected to be made over the next four years. As a result of the evolving nature of the environmental regulations, the difficulty in estimating the extent and remedy of environmental contamination, and the availability and application of technology, the estimated costs for future environmental compliance and remediation are subject to uncertainties and it is not possible to predict the amount or timing of future costs of environmental matters which may subsequently be determined. Subject to the difficulty in estimating future environmental costs, the Company believes that the likelihood of material losses in excess of the amounts recorded is remote.

Prior to 1987, the Company utilized certain products at its chemical facilities that are currently classified as hazardous waste. Testing of the groundwater in the areas of the treatment impoundments at these facilities disclosed the presence of certain contaminants. In addition, several solid waste management units ("SWMUs") at the plant sites have been identified. In 1998 the Company completed an RCRA Facility Investigation at its Spartanburg plant site, and based on the results, completed a Corrective Measures Study in 2000. A Corrective Measures Plan specifying remediation procedures to be performed was submitted in 2000 for regulatory approval. In the fourth quarter of 2004, a remediation project was started to clean up two of the three remaining SWMU's on the Spartanburg plant site which is expected to be completed in the second quarter of 2005. The Company has $530,000 accrued at January 1, 2005, to provide for completion of this project. The Company also has $132,000 accrued to provide for additional estimated future remedial, cleanup and monitoring costs.

At the Augusta plant site, the Company submitted in 2000 results of a Phase II Monitoring Plan for regulatory approval. After receiving approval, a Risk Assessment and Corrective Measures Plan was developed and submitted for regulatory approval. A Closure and Post-Closure Care Plan was submitted and approved in 2001 for the closure of the surface impoundment. Based on the anticipated results of the studies performed at the site, the Company recorded a special charge of $1,148,000 in the fourth quarter of 2000. The Company completed the surface impoundment during 2002, and has $115,000 accrued at January 1, 2005 for additional estimated future remedial, cleanup and monitoring costs.

The Company has identified and evaluated two SWMUs at its plant in Bristol, Tennessee that revealed residual groundwater contamination. An Interim Corrective Measures Plan was submitted for regulatory approval in December 2000 to address the final area of contamination identified. The Company has $80,000 accrued at January 1, 2005, to provide for estimated future remedial and cleanup costs.

The Company has been designated, along with others, as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act, or comparable state statutes, at two waste disposal sites. The Company settled its obligations at both of the sites, recording in selling, general and administrative expense $97,000 in the second quarter of 2002, and $200,000 in the third quarter of 2004.

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

Note J Deferred Compensation

The Company has deferred compensation agreements with certain former officers providing for payments for ten years in the event of pre-retirement death or the longer of ten years or life beginning at age 65. The present value of such vested future payments, $542,000 at January 1, 2005, has been accrued.

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

Note K Shareholders' Rights

The Company has a Shareholders' Rights Plan (the "Plan") which expires in March 2009. Under the terms of the Plan, the Company declared a dividend distribution of one right for each outstanding share to holders of record at the close of business on March 26, 1999. Each Right entitles holders to purchase 2/10 of one share of Common Stock at a price of $25.00 per share. Initially, the Rights are not exercisable and will automatically trade with the Common Stock. Each right becomes exercisable only after a person or group acquires more than 15 percent of the Company's Common Stock, or announces a tender or exchange offer for more than 15 percent of the stock. At that time, each right holder, other than the acquiring person or group, may use the Right to purchase $25.00 worth of the Company's Common Stock at one-half of the then market price.

Note L Stock Options

A summary of activity in the Company's stock option plans is as follows:

	Weighted
	Average
	Exercise
	Price	Outstanding	Available
	----------------	----------------	----------------
At December 29, 2001	$ 9.94	443,500	143,500
Authorized			222,000
Granted	$ 4.65	163,500	(163,500)
Exercised	$ -	-
Cancelled		(3,750)	3,750
Expired		-	-
	----------------	----------------	----------------
At December 28, 2002	$ 8.52	603,250	205,750
Authorized
Granted	$ 6.12	97,000	(97,000)
Exercised	$ -	-
Cancelled		(50,250)	50,250
Expired		(55,500)	-
	----------------	----------------	----------------
At January 3, 2004	$ 6.16	594,500	159,000
Authorized
Granted	$ -	-	-
Exercised	$ 4.65	(16,000)
Cancelled		(32,500)	32,500
Expired		(41,000)	(18,500)
	----------------	----------------	----------------
At January 1, 2005	$ 5.96	505,000	173,000
	=========	=========	=========

The following table summarizes information about stock options outstanding at January 1, 2005:
			Outstanding Stock Options			Exercisable Stock Options
				Weighted Average		Weighted
					Remaining		Average
Range of				Exercise	Contractual		Exercise
Exercise Prices			Shares	Price	Life in Years	Shares	Price
-----------------------------------			--------------------------------------------------			----------------------------------
$ 14.83			4,500	$ 14.83	0.31	4,500	$ 14.83
$ 18.88			14,500	$ 18.88	1.32	14,500	$ 18.88
$ 15.13			76,000	$ 15.13	2.32	76,000	$ 15.13
$ 13.63			4,500	$ 13.63	3.32	4,500	$ 13.63
$ 7.28	to	$ 7.75	89,500	$ 7.70	4.39	89,500	$ 7.70
$ 6.75			4,500	$ 6.75	5.37	4,500	$ 6.75
$ 5.01	to	$ 6.11	106,000	$ 6.05	6.57	66,000	$ 6.01
$ 4.65			113,500	$ 4.65	7.31	49,900	$ 4.65
$ 5.82	to	$ 6.21	92,000	$ 6.14	8.80	18,400	$ 6.14
			--------------			-------------
			505,000			327,800
			========			=======

The Company has three stock option plans. It grants to non-employee directors, officers and key employees options to purchase common stock of the Company under the 1998 Plan. Options were granted through January 28, 1998 under the 1988 Plan, and under the 1994 Plan, options were granted through April 29, 2004. Options may be granted through April 30, 2008 under the 1998 Plan at a price not less than the fair value on the date of grant. Under the 1988 and 1998 Plans, options may be exercised beginning one year after date of grant at a rate of 20 percent annually on a cumulative basis. Under the 1994 Non-Employee Directors' Plan, options may be exercised at the date of grant. At the 2004 and 2003 respective year ends, 327,800 and 309,000 shares of the options outstanding were fully exercisable.

The Company has elected to apply the provisions of APB 25 in the computation of compensation expense. Under APB No. 25's intrinsic value method, compensation expense is determined by computing the excess of the market price of the shares over the exercise price on the measurement date. For the Company's options, the intrinsic value on the measurement date (or grant date) is zero, and no compensation expense is recognized. SFAS 123 requires the Company to disclose pro forma net income and income per share as if a fair value based accounting method had been used in the computation of compensation expense. The fair value of the options computed under Statement No. 123 would be recognized over the vesting period of the options. The fair value for the Company's options granted subsequent to December 31, 1994 was estimated at the time the options were granted using the Black-Scholes option pricing model. There were no options granted in 2004. The following weighted-average assumptions were used for 2003 and 2002, respectively: risk-free interest rate of five percent; volatility factors of the expected market price of the Company's Common Shares of .676 and .694; an expected life of the option of seven years. The dividend yield used in the calculation was zero percent for 2003 and 2002. The weighted average fair values on the date of grant were $4.22 in 2003 and $3.26 in 2002. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The effects of applying SFAS 123 may not be representative of the effects on reported net income in future years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The following is the pro forma information for 2004, 2003 and 2002:
	2004	2003	2002
	------------------	------------------	------------------
Net income (loss) reported	$ 1,174,118	$(1,420,648)	$(4,843,089)
Compensation expense, net of tax	(138,566)	(127,066)	(199,370)
	------------------	------------------	------------------
Pro forma net income (loss)	$ 1,035,552	$(1,547,714)	$(5,042,459)
	==========	==========	==========

Basic income (loss) per share	$ .20	$ (.24)	$ (.81)
Compensation expense, net of tax	(.03)	(.02)	(.03)
	------------------	------------------	------------------
Pro forma basic income (loss) per share	$ .17	$ (.26)	$ (.84)
	==========	==========	==========
Diluted income (loss) per share	$ .19	$ (.24)	$ (.81)
Compensation expense, net of tax	(.02)	(.02)	(.03)
	------------------	------------------	------------------
Pro forma diluted income (loss) per share	$ .17	$ (.26)	$ (.84)
	==========	==========	==========

Note M Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows at the respective year ends:
(Amount in thousands)	2004	2003
	------------	------------
Deferred tax assets:
Allowance for doubtful accounts	$ 224	$ 17
Deferred compensation	206	196
Inventory capitalization	318	374
Accrues group insurance	119	132
Environmental reserves	108	305
NOL carryforward	11	822
	------------	------------
Deferred tax assets	986	1,846

Deferred tax liabilities:
Tax over book depreciation	2,037	1,832
Prepaid expenses	511	523
Other	220	314
	------------	------------
	2,768	2,669
	------------	------------
	$ (1,782)	$ (823)
	=======	=======

Significant components of the provision for and (benefit from) income taxes for continuing operations are as follows:
(Amount in thousands)	2004	2003	2002
	------------	------------	------------
Current:
Federal	$ 1,443	$ -	$ (1,263)
State	45	-	(18)
	------------	------------	------------
Total current	1,488	-	(1,281)

Deferred:
Federal	(233)	(294)	389
State	(52)	-	5
	------------	------------	------------
Total deferred	(285)	(294)	394
	------------	------------	------------
Total	$ 1,203	$ (294)	$ (887)
	=======	=======	=======

The reconciliation of income tax computed at the U. S. federal statutory tax rates to income tax expense for continuing operations is:
(Amounts in thousands)	2004		2003		2002
	Amount	%	Amount	%	Amount	%
	-------------	----------	-------------	---------	-------------	---------
Tax at US statutory rates	$ 1,182	34.0%	$ (297)	34.0%	$ (857)	34.0%

State income taxes, net of
Federal tax benefit	45	1.3%	(12)	1.4%	(35)	1.4%

Other, net	(24)	(0.7%)	15	(1.8%)	5	(0.2%)
	-------------	----------	-------------	---------	------------	--------
Total	$ 1,203	34.6%	$ (294)	33.6%	$ (887)	35.2%
	========	=====	========	=====	========	=====

Income tax payments of approximately $72,000, $71,000 and $93,000 were made in 2004, 2003 and 2002, respectively. The Company has a Federal net operating loss carryforward (NOL) of $468,000 which expires in 2023. Management has determined that no valuation allowance related to deferred tax assets is necessary at January 1, 2005 and January 3, 2004.

Note N Benefit Plans

The Company has a 401(k) Employee Stock Ownership Plan covering all non-union employees. Employees may contribute to the Plan up to 100 percent of their salary with a maximum of $13,000 for 2004. Contributions by the employees are invested in one or more funds at the direction of the employee; however, employee contributions cannot be invested in Company stock.

Contributions by the Company are made primarily in Synalloy stock. The Company contributes on behalf of each participant who is eligible a matching contribution equal to a percentage which is determined each year by the Board of Directors. For 2004 the maximum was four percent. The matching contribution is allocated bi-monthly. Matching contributions of approximately $348,000, $331,000 and $334,000 were made for 2004, 2003 and 2002, respectively. The Company may also make a discretionary contribution, which shall be distributed to all eligible participants regardless of whether they contribute to the Plan. No discretionary contributions were made to the Plan in 2004, 2003 and 2002.

The Company also contributes to union-sponsored defined contribution retirement plans. Contributions relating to these plans were approximately $333,000, $276,000, and $265,000 for 2004, 2003 and 2002, respectively.

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

Note P Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:
	2004	2003	2002
	-----------------	-----------------	-----------------
Numerator:
Net income (loss) from continuing
operations	$ 2,274,432	$ (580,380)	$ (1,632,616)

Denominator:
Denominator for basic earnings per
share - weighted average shares	6,007,365	5,976,905	5,964,304
Effect of dilutive securities:
Employee stock options	134,302	20,225	-
	-----------------	-----------------	-----------------
Denominator for diluted
earnings per share	6,141,667	5,997,130	5,964,304
	==========	==========	==========
Basic income (loss) per share	$ .38	$ (.10)	$ (.27)
	==========	==========	==========
Diluted income (loss) per share	$ .37	$ (.10)	$ (.27)
	==========	==========	==========

The diluted earnings per share calculation excludes the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. The Company had 370,698, 574,275, and 603,250 weighted average shares of common stock which were not included in the diluted earnings per share calculation as their effect was anti-dilutive in 2004, 2003 and 2002, respectively.

Note Q Discontinued Operations

On July 23, 2003 the Company purchased certain assets of Rite Industries. These assets along with Synalloy's existing textile dye business were placed in a newly formed subsidiary of the Company called Blackman Uhler, LLC (BU Colors). The newly formed company is owned 90 percent by the Company with the remaining percentage owned by a group of former Rite Industries executives. The acquisition provided a new customer base in the paper and other non-textile industries. Total cost of the acquisition was $200,000 and the Company funded the acquisition with available cash. As a result of the continuing downward trends in the textile industry and poor financial performance of the textile dye business, the Company decided at the end of the fourth quarter of 2003 to divest the liquid dye portion of its dye business servicing the textile industry, and began downsizing the remaining dye business. In the fourth quarter of 2003, a $290,000 inventory charge was recorded to cost of goods sold to write down inventories related to the liquid dye product lines. On March 25, 2004, the Company entered into an agreement to sell the liquid dye business comprised of vat, sulfur, liquid disperse and liquid reactive dyes with annual sales of approximately $4,500,000 for approximately its net book value, and several customers and related products of the remaining textile dye business were rationalized. Business conditions in the remaining dye business were poor throughout 2004, especially in the first six months, and BU Colors experienced operating losses in every quarter of 2004. In the third quarter of 2004, the Company decided to attempt to sell the remaining dye business and on December 28, 2004, entered into an Agreement to sell the dye business, closing the sale on January 31, 2005. The terms included the sale of the inventory of BU Colors along with certain equipment and other property associated with the business being sold, and the licensing of certain intellectual property, for a purchase price of approximately $4,872,000 of which $4,022,000 was paid at closing, and the balance of $850,000 will be payable over time based on the operations of the purchaser. As a result of the sale of the dye business, the Company has discontinued the operations of BU Colors and has presented the financial information of BU Colors as discontinued operations, including restating 2003 and 2002. In December of 2004, the Company completed an impairment assessment in accordance with SFAS No. 144, on the plant and equipment located at the Spartanburg facility related to the BU Colors operations. As a result, the Company recognized an impairment loss of $581,000 from the write-down of plant and equipment. Financials of the discontinued operations are as follows:

Balance Sheets of Discontinued Operations
January 1, 2005 and January 3, 2004	2004	2003
	-----------------	-----------------
Assets
Current assets
Accounts receivable, net	$ 2,057,910	$ 3,701,213
Inventories	3,286,837	5,605,404
Other current assets	38,625	119,127
	-----------------	-----------------
Total current assets	5,383,372	9,425,744
Property, plant and equipment, net	-	1,130,812
	-----------------	-----------------
Total assets	$ 5,383,372	$ 10,556,556
	==========	==========
Liabilities
Current liabilities
Accounts payable	$ 1,130,677	$ 760,922
Accrued expenses	218,639	206,017
	-----------------	-----------------
Total current liabilities	1,349,316	966,939
Deferred income taxes	-	106,000
Due to Synalloy Corporation	4,034,056	9,483,617
	-----------------	-----------------
Total liabilities	$ 5,383,372	$ 10,556,556
	==========	==========

Statements of Discontinued Operations
Year ended January 1, 2005, January 3, 2004 and December 28, 2002
	2004	2003	2002
	-----------------	-----------------	-----------------
Net sales	$ 21,979,133	$ 18,400,585	$ 11,110,706
Cost of sales	18,989,359	15,721,867	11,643,433
Gross profit (loss)	2,989,774	2,678,718	(532,727)
Selling, general and administrative expense	3,827,007	3,954,785	2,175,803
	-----------------	-----------------	-----------------
Operating loss	(837,233)	(1,276,067)	(2,708,530)

Long-lived asset impairment costs (Note C)	581,024	190,850	1,883,470
Interest expense, net	253,057	59,351	-
Minority interest	-	(250,000)	-
	-----------------	-----------------	-----------------
Loss from discontinued operations	$(1,671,314)	$(1,276,268)	$(4,592,000)
	==========	==========	==========

Note R Industry Segments

The Company operates in two principal industry segments: metals and specialty chemicals. The Company identifies such segments based on products and services. The Metals Segment consists of Bristol Metals, a wholly-owned subsidiary. The Chemicals Segment consists of Blackman Uhler Chemical Company, a division of the Company, Manufacturers Chemicals and Organic-Pigments Corporation (OP), wholly-owned subsidiaries of the Company. In 2003 and 2002, the Company operated in three industry segments including the two segments discussed above and the Colors Segment. The Colors Segment consisted of OP and Blackman Uhler, LLC (BU Colors), which is 90 percent owned by the Company. The Colors Segment manufactured dyes, pigments and auxiliaries. As a result of the sale of the Color Segment's dye business, discussed in Note Q, and movement of the management responsibilities of OP into the Specialty Chemicals Segment in the second quarter of 2004, the financial reporting of OP has been included within the Specialty Chemicals Segment for 2004, BU Colors has been reclassified into discontinued operations, and 2003 and 2002 amounts in the segment table below have been restated to account for the discontinued operations and reflect the change in OP reporting.

The Specialty Chemicals Segment manufactures a wide variety of specialty chemicals and pigments for the textile, carpet, chemical, paper, metals, petroleum, paint and pharmaceutical industries. The Metals Segment manufactures welded stainless steel pipe and highly specialized products, most of which are custom-produced to individual orders, required for corrosive and high-purity processes used principally by the chemical, petrochemical and pulp and paper industries. Products include piping systems, fittings, tanks, pressure vessels and a variety of other components.

Operating profit is total revenue less operating expenses, excluding interest expense and income taxes of the continuing operations. Identifiable assets, all of which are located in the United States, are those assets used in operations by each segment. Centralized data processing and accounting expenses are allocated to the two Segments based upon estimates of their percentage of usage. Corporate assets consist principally of cash, certain investments, and property and equipment. The Metals Segment had one domestic distribution customer (Hughes Supply, Inc.) that accounted for approximately 20 percent, 19 percent and 14 percent of the Metal Segment's revenues in 2004, 2003 and 2002, respectively, and 13 percent in 2004 and 12 percent in 2003 of consolidated revenues. Loss of this customer's revenues would have a material adverse effect on both the Metals Segment and the Company. No single customer or agency (domestic or foreign) of the Specialty Chemicals Segment accounted for more than ten percent of revenues in 2004, 2003 and 2002.

Segment Information:

(Amount in thousands)	2004	2003	2002
	---------------	---------------	---------------
Net sales
Specialty Chemicals Segment	$ 37,274	$ 31,734	$ 30,987
Metals Segment	62,565	48,674	43,364
	---------------	---------------	---------------
	$ 99,839	$ 80,408	$ 74,351
	=========	=========	=========
Operating income (loss)
Specialty Chemicals Segment	$ 1,539	$ (598)	$ 220
Metals Segment	4,577	1,303	(1,652)
	---------------	---------------	---------------
	6,116	705	(1,432)
Less unallocated corporate expenses	1,572	983	876
	---------------	---------------	---------------
Operating income (loss)	4,544	(278)	(2,308)
Other expense, net	1,067	596	212
	---------------	---------------	---------------
Income (loss) from continuing operations	$ 3,477	$ (874)	$ (2,520)
	=========	=========	=========
Identifiable assets
Specialty Chemicals Segment	$ 21,890	$ 19,603
Metals Segment	37,804	29,472
Corporate	6,125	5,294
	---------------	---------------
Continuing operations	65,819	54,369
Discontinued operations	5,383	10,556
	---------------	---------------
	$ 71,202	$ 64,925
	=========	=========
Depreciation and amortization
Specialty Chemicals Segment	$ 971	$ 1,000	$ 1,101
Metals Segment	1,291	1,329	1,391
Corporate	342	647	489
	---------------	---------------	---------------
	$ 2,604	$ 2,976	$ 2,981
	=========	=========	=========
Capital expenditures
Specialty Chemicals Segment	$ 596	$ 564	$ 1,296
Metals Segment	1,703	697	378
Corporate	14	64	361
	---------------	---------------	---------------
	$ 2,313	$ 1,325	$ 2,035
	=========	=========	=========
Geographic sales
United States	$ 96,677	$ 77,394	$ 72,288
Elsewhere	3,162	3,014	2,063
	---------------	---------------	---------------
	$ 99,839	$ 80,408	$ 74,351
	=========	=========	=========

Note S Quarterly Results (unaudited)

The following is a summary of quarterly operations for 2004 and 2003:
(Amount in thousands)	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	---------------	---------------	---------------	---------------
2004
Net Sales	$ 27,046	$ 24,746	$ 23,739	$ 24,308
Gross Profit	3,848	3,599	3,056	3,473
Net Income from continuing operations	727	653	180	714
Per Common Share - Diluted	0.12	0.11	0.03	0.12
Per Common Share - Basic	0.12	0.11	0.03	0.12
Net (loss) from discontinued operations	(63)	(212)	(151)	(674)
Per Common Share - Diluted	(0.01)	(0.04)	(0.03)	(0.11)
Per Common Share - Basic	(0.01)	(0.04)	(0.03)	(0.11)
Net Income	664	441	29	40
Per Common Share - Diluted	0.11	0.07	0.00	0.01
Per Common Share - Basic	0.11	0.07	0.00	0.01

2003
Net Sales	$ 17,610	$ 21,800	$ 19,216	$ 21,782
Gross Profit	1,729	2,659	2,158	1,843
Net Income (loss) from continuing operations	(352)	157	123	(508)
Per Common Share - Diluted	(0.06)	0.03	0.02	(0.08)
Per Common Share - Basic	(0.06)	0.03	0.02	(0.08)
Net (loss) from discontinued operations	14	28	(119)	(764)
Per Common Share - Diluted	0.00	0.00	(0.02)	(0.13)
Per Common Share - Basic	0.00	0.00	(0.02)	(0.13)
Net Income (loss)	(338)	185	4	(1,272)
Per Common Share - Diluted	(0.06)	0.03	0.00	(0.21)
Per Common Share - Basic	(0.06)	0.03	0.00	(0.21)

Report of Management

The accompanying financial statements have been prepared in conformity with U. S. generally accepted accounting principles and the financial statements for the years ended January 1, 2005 and January 3, 2004 have been audited by Dixon Hughes PLLC, Independent Auditors. The financial statements for the year ended December 28, 2002 have been audited by Ernst & Young LLP. Management of the Company assumes responsibility for the accuracy and reliability of the financial statements. In discharging such responsibility, management has established certain standards which are subject to continuous review and are monitored through the Company's financial management. The Board of Directors pursues its oversight role for the financial statements through its Audit Committee which consists of outside directors. The Audit Committee meets on a regular basis with representatives of management and Dixon Hughes PLLC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Synalloy Corporation

We have audited the accompanying consolidated balance sheets of Synalloy Corporation (a Delaware corporation) and subsidiaries as of January 1, 2005 and January 3, 2004 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. Our audits also include the financial statement schedule listed in the index at Item 15(a). These consolidated financial statements and schedule for the years ended January 1, 2005 and January 3, 2004 are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Synalloy Corporation for the year ended December 28, 2002, were audited by other auditors whose report dated February 21, 2003, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the January 1, 2005 and January 3, 2004, consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synalloy Corporation and subsidiaries as of January 1, 2005 and January 3, 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the January 1, 2005 and January 3, 2004 basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Dixon Hughes PLLC

Charlotte, NC

February 14, 2005

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Synalloy Corporation

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Synalloy Corporation and subsidiaries for the year ended December 28, 2002. Our audit also included the financial information as of December 28, 2002 and for the year then ended contained in the financial statement schedule listed in the Index at 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows of Synalloy Corporation and subsidiaries for the year ended December 28, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial information as of December 28, 2002 and for the year then ended contained in the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

February 21, 2003,

Except for Note Q, as to which the date is

February 14, 2005

Item 9 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Ernst & Young LLP ("E&Y"), certified public accountants, which had served as the Company's principal independent accountant since the Company's inception, was dismissed from such position effective September 26, 2003. Auditor's report issued by E&Y on the Company's financial statements for each of the Company's fiscal year ended December 28, 2002 contained no adverse opinion or disclaimer of opinion, nor was modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was made by the Audit Committee of the Board of Directors after a review of the Company's auditing requirements and the cost thereof in light of changes resulting from the Sarbanes-Oxley Act of 2002. During the fiscal year ended December 28, 2002, and the subsequent interim periods preceding the dismissal of E&Y, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to E&Y's satisfaction, would have caused E&Y to make reference to the subject matter of the disagreement in its reports on the financial statements for such years. None of the kinds of events required to be reported under Item 304(a) (1) (v) of the SEC's Regulation S-K occurred during Company's fiscal year ended December 28, 2002, or the subsequent interim periods preceding the dismissal of E&Y.

Elliott Davis, LLP, certified public accountants, was engaged by the Company on September 26, 2003 to audit the Company's financial statements for the year ending January 3, 2004. During the Company's two most recent fiscal years and the subsequent interim periods prior to engaging Elliott Davis, the Company did not consult Elliott Davis regarding any matter required to be reported under Item 304(a)(2) of the SEC's Regulation S-K. Elliott Davis was subsequently dismissed as the Company's independent auditors, effective December 2, 2003. Elliott Davis did not audit the Company's financial statements and did not issue an opinion on the Company's financial statements. The decision to dismiss Elliott Davis was made by the Audit Committee of the Board of Directors. From the engagement of Elliott Davis until its dismissal, there were no disagreements with the firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Elliott Davis, would have caused it to make reference to the subject matter of the disagreement in its reports on the financial statements. None of the kinds of events required to be reported under Item 304(a) (1) (v) of the SEC's Regulation S-K occurred during Company's two most recent fiscal years and the subsequent interim periods preceding the dismissal of Elliott Davis.

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

Item 9A Controls and Procedures

Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the period covered by this annual report, were effective.

No disclosure is required under 17 C.F.R. Section 228.308.

Item 9B Other Information

Not applicable

PART III

Item 10 Directors and Executive Officers of the Registrant

Incorporated by reference to the information set forth under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement to be used in connection with its Annual Meeting of Shareholder to be held April 28, 2005 (the "Proxy Statement").

Audit Committee Financial Expert. The Company's Board of Directors has determined that the Company has at least one "audit committee financial expert," as that term is defined by Item 401(h) of Regulation S-K promulgated by the Securities and Exchange Commission, serving on its Audit Committee. Mr. Carroll D. Vinson meets the terms of the definition. Pursuant to the terms of Item 401(h) of Regulation S-K a person who is determined to be an "audit committee financial expert" will not be deemed an expert for any purpose as a result of being designated or identified as an "audit committee financial expert" pursuant to Item 401, and such designation or identification does not impose on such person any duties, obligations or liability that are greater than the duties, obligations or liability imposed on such person as a member of the Audit Committee and Board of Directors in the absence of such designation or identification. Further, the designation or identification of a person as an "audit committee financial expert" pursuant to Item 401 does not affect the duties, obligations or liability of any other member of the Audit Committee or Board of Directors.

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

Equity Compensation Plan Information. The following table sets forth aggregated information as of January 3, 2005 about all of the Company's equity compensation plans.
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(c)
Equity compensation plans approved by security holders	505,000	$5.96	173,000
Equity compensation plans not approved by security holders	0	0	0
Total	505,000	$5.96	173,000
	=======	=======	=======

On February 5, 2004, the Board determined that for the 12-month period beginning at the 2004 Annual Meeting of Shareholders, each non-employee Director elected to serve will receive a retainer equivalent to $25,000 to be paid in stock, the number of shares to be determined by the stock price on the day prior to the Annual Meeting of Shareholders. On February 3, 2005, the Board of Directors voted that the 2005 non-employee Directors' retainer would remain unchanged from 2004. The shares granted to the Directors are not registered and are subject to forfeiture in whole or in part upon the occurrence of certain events. The above table does not reflect these shares issued to non-employee directors.

Item 13 Certain Relationships and Related Transactions

None

Item 14 Principal Accountant Fees and Services

Incorporated by reference to the information set forth under the caption "Independent Public Accountants - Fees Paid to Independent Auditors" and "Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" in the Proxy Statement.

PART IV

Item 15 Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:
	1.	Financial Statements: The following consolidated financial statements of Synalloy Corporation are included in Item 8:
Consolidated Statements of Operations at January 1, 2005, January 3, 2004 and December 28, 2002
Consolidated Balance Sheets for the years ended January 1, 2005 and January 3, 2004
Consolidated Statements of Shareholders' Equity for the years ended January 1, 2005, January 3, 2004 and December 28, 2002
Consolidated Statements of Cash Flows for the years ended January 1, 2005, January 3, 2004 and December 28, 2002
Notes to Consolidated Financial Statements
	2.	Financial Statements Schedules: The following consolidated financial statements schedule of Synalloy Corporation is included in Item 15(d)
Schedule II - Valuation and Qualifying Accounts for the years ended January 1, 2005, January 3, 2004 and December 28, 2002

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

	3.	Listing of Exhibits:
See "Exhibit Index"

Schedule II Valuation and Qualifying Accounts

Column A	Column B	Column C	Column D	Column E
	Balance at	Charged to		Balance at
	Beginning	Cost and	Deductions	End of
Description	of Period	Expenses	Describe(1)	Period

Year ended January 1, 2005
Deducted from asset account:
Allowance for doubtful accounts	$ 242,000	$ 610,000	$ 174,000	$ 678,000

Year ended January 3, 2004
Deducted from asset account:
Allowance for doubtful accounts	$ 536,000	$ 189,000	$ 483,000	$ 242,000

Year ended December 28, 2002
Deducted from asset account:
Allowance for doubtful accounts	$ 549,000	$ 367,000	$ 380,000	$ 536,000

(1) Allowances, uncollected accounts and credit balances written off against reserve, net of recoveries.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By /s/ Ralph Matera Ralph Matera Chief Executive Officer	March 28, 2005 Date
By /s/ Gregory M. Bowie Gregory M. Bowie Chief Financial Officer	March 28, 2005 Date

SYNALLOY CORPORATION
Registrant

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ James G. Lane, Jr. James G. Lane, Jr. Chairman of the Board	March 28, 2005 Date
By /s/ Craig C. Bram Craig C. Bram Director	March 28, 2005 Date
By /s/ Sibyl N. Fishburn Sibyl N. Fishburn Director	March 28, 2005 Date
By /s/ Carroll D. Vinson Carroll D. Vinson Director	March 28, 2005 Date
By /s/ Murray H. Wright Murray H. Wright Director	March 28, 2005 Date

Index to Exhibits
Exhibit No. from Item 601 of Regulation S-B	Description
3.1	Restated Certificate of Incorporation of Registrant, as amended, incorporated by reference to Registrant's Form 10-Q for the period ended March 31, 2001 (the "first quarter 2001 Form 10-Q")
3.2	Bylaws of Registrant, as amended, incorporated by reference to the first quarter 2001 Form 10-Q
4.1	Form of Common Stock Certificate, incorporated by reference to the first quarter 2001 Form 10-Q
4.2

Rights Agreement, dated as of February 4, 1999, as amended May 22, 2000, between registrant and American Stock Transfer and Trust Company, incorporated by reference to exhibits to Registrant's Form 8-K filed May 22, 2000 and Form 8-A filed March 29, 1999

10.1	Synalloy Corporation 1988 Long-Term Incentive Stock Plan, incorporated by reference to the first quarter 2001 Form 10-Q
10.2	Synalloy Corporation Restated 1994 Non-Employee Directors' Stock Option Plan, incorporated by reference to the first quarter 2001 Form 10-Q
10.3	Synalloy Corporation 1998 Long-Term Incentive Stock Plan, incorporated by reference to the first quarter 2001 Form 10-Q
10.4	Registrant's Subsidiary and Divisional Management Incentive Plan, incorporated by reference to the first quarter 2001 Form 10-Q
10.5

Loan and Security Agreement, dated as of July 26, 2002 between Registrant and Foothill Capital Corporation, and related documents, incorporated by reference to the Registrant's Form 10-Q for the period ended June 29, 2002

10.6

Amended Loan and Security Agreement, dated as of January 28, 2003 between Registrant and Foothill Capital Corporation, incorporated by reference to Registrant's Form 10-K for the year ended January 3, 2004 (the "2003 Form 10-K")

10.7	Amended Loan and Security Agreement, dated as of July 24, 2003 between Registrant and Foothill Capital Corporation, incorporated by reference to Registrant's 2003 Form 10-K
10.8	Amended Loan and Security Agreement, dated as of January 12, 2004 between Registrant and Foothill Capital Corporation, incorporated by reference to Registrant's 2003 Form 10-K
10.9	Amended loan and Security Agreement, dated as of September 1, 2004, between Registrant and Wells Fargo Foothill, Inc. incorporated by reference to the Form 10Q for the period ended October 2, 2004
10.10	Amended Loan and Security Agreement, dated as of January 31, 2005 between Registrant and Wells Fargo Foothill, Inc.
10.11	Amended Loan and Security Agreement, dated as of February 15, 2005 between Registrant and Wells Fargo Foothill, Inc.
10.12	Amended Salary Continuation Agreement, dated February 6, 2003, between Registrant and Ronald H. Braam, incorporated by reference to the 2003 Form 10-K
10.13	Amended Employment Agreement, dated November 1, 2003, between Registrant and Ronald H. Braam, incorporated by reference to the 2003 Form 10-K
10.14	Amendment dated March 5, 2005 to Employment Agreement, dated November 1, 2003, between Registrant and Ronald H. Braam page 48
10.15	Amended Employment Agreement, dated July 1, 2004, between Registrant and Ralph Matera, incorporated by reference to the Form 10-Q for the period ended July 3, 2004
10.16	Employment Agreement between Registrant and Howard L. Printz, dated July 23, 2003
10.17	Agreement between Registrant's Bristol Metals, L. P. subsidiary and the United Steelworkers of America Local 4586, dated December 9, 2004
10.18	Asset Purchase Agreement between Registrant and Greenville Colorants, LLC, dated December 23, 2004
21	Subsidiaries of the Registrant
31	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32	Certifications Pursuant to 18 U.S.C. Section 1350