Form 10-Q
period 2005-04-02
SYNALLOY CORP
filed 2005-05-17
CIK 95953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 2, 2005

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

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. Yes ____ No   X

The number of shares outstanding of the registrant's common stock as of April 2, 2005 was 6,034,979.

Synalloy Corporation

Index

 PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Condensed consolidated balance sheets - April 2, 2005 and January 1, 2005
Condensed consolidated statements of income - Three months ended April 2, 2005 and April 3, 2004
Condensed consolidated statements of cash flows - Three months ended April 2, 2005 and April 3, 2004
Notes to condensed consolidated financial statements - April 2, 2005
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 4.	Controls and Procedures

PART II. OTHER INFORMATION
Item 6.	Exhibits
Signatures and Certifications

Item 1. FINANCIAL STATEMENTS
Synalloy Corporation
Condensed Consolidated Balance Sheets	Apr 2, 2005	Jan 1, 2005
	(Unaudited)	(Note)
Assets	------------------	------------------
Current assets
Cash and cash equivalents	$ 4,369	$ 292,350
Accounts receivable, less allowance
for doubtful accounts	20,141,981	14,471,257
Inventories
Raw materials	10,162,680	12,502,420
Work-in-process	5,128,547	5,823,339
Finished goods	6,799,171	8,024,373
	------------------	------------------
Total inventories	22,090,398	26,350,132

Deferred income taxes	933,000	933,000
Prepaid expenses and other current assets	348,555	263,913
Current assets of discontinued operations	198,907	5,383,372
	------------------	------------------
Total current assets	43,717,210	47,694,024

Cash value of life insurance	2,566,099	2,554,099
Property, plant & equipment, net of accumulated
depreciation of $38,241,000 and $37,532,000	18,108,338	18,228,863
Deferred charges and other assets	2,703,872	2,725,363
	------------------	------------------
Total assets	$ 67,095,519	$ 71,202,349
	==========	==========

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$ 7,593,650	$ 8,086,458
Accrued expenses	2,729,592	2,243,101
Current portion of environmental reserves	441,085	916,754
Income taxes payable	557,643	10,609
Current liabilities of discontinued operations	226,840	1,349,316
	------------------	------------------
Total current liabilities	11,548,810	12,606,238

Long-term debt	16,656,430	21,205,066
Environmental reserves	204,000	204,000
Deferred compensation	542,280	542,217
Deferred income taxes	2,715,000	2,715,000

Shareholders' equity
Common stock, par value $1 per share - authorized
12,000,000 shares; issued 8,000,000 shares	8,000,000	8,000,000
Retained earnings	43,942,545	42,553,345
Less cost of Common Stock in treasury:
1,965,021 and 1,980,436 shares	(16,513,546)	(16,623,517)
	------------------	------------------
Total shareholders' equity	35,428,999	33,929,828
	------------------	------------------
Total liabilities and shareholders' equity	$ 67,095,519	$ 71,202,349
	==========	==========
Note: The balance sheet at January 1, 2005 has been derived from the audited consolidated financial statements at that date.
See accompanying notes to condensed consolidated financial statements.
- 3 -
Synalloy Corporation
Condensed Consolidated Statements of Operations

(Unaudited)	Three Months Ended
	Apr 2, 2005	Apr 3, 2004
	------------------	------------------
Net sales	$32,734,490	$27,045,410

Cost of goods sold	27,595,935	23,197,439
	------------------	------------------

Gross profit	5,138,555	3,847,971

Selling, general and administrative expense	2,769,639	2,458,729
	------------------	------------------

Operating income	2,368,916	1,389,242

Other (income) and expense
Interest expense	234,309	271,392
Other, net	(8,892)	(20)
	------------------	------------------
Income from continuing operations before income taxes	2,143,499	1,117,870
Provision for income taxes	646,000	391,000
	------------------	------------------
Net income from continuing operations	1,497,499	726,870

Loss from discontinued operations	(61,254)	(95,366)
Benefit from income taxes	(21,000)	(33,000)
	------------------	------------------
Net loss from discontinued operations	(40,254)	(62,366)
	------------------	------------------
Net income	$1,457,245	$664,504
	==========	==========
Net income (loss) per basic and diluted common share:
Income from continuing operations	$.25	$.12
Loss from discontinued operations	($.01)	($.01)
	------------------	------------------
Net income	$.24	$.11
	==========	==========
Average shares outstanding
Basic	6,026,037	5,989,304
	==========	==========
Diluted	6,168,434	6,066,061
	==========	==========

See accompanying notes to condensed consolidated financial statements

-4-

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows

(Unaudited)	Three Months Ended
	Apr 2, 2005	Apr 3, 2004
	-----------------	-----------------
Operating activities
Net income from continuing operations	$1,497,499	$726,870
Adjustments to reconcile net income to net cash
provided by continuing operating activities:
Depreciation expense	717,218	706,331
Amortization of deferred charges	9,600	125,431
Deferred compensation	63	437
Deferred income taxes	-	337,307
Provision for losses on accounts receivable	165,761	174,969
Gain on sale of property, plant and equipment	(300)	(2,602)
Cash value of life insurance	(12,000)	(15,000)
Environmental reserves	(475,669)	(117,270)
Changes in operating assets and liabilities:
Accounts receivable	(5,758,130)	(3,544,574)
Inventories	4,259,734	1,770,805
Other assets	(151,105)	(263,088)
Accounts payable	(492,808)	321,351
Accrued expenses	486,491	173,371
Income taxes payable	547,034	-
	-----------------	-----------------
Net cash provided by continuing
operating activities	793,388	394,338

Net cash provided by
discontinued operating activities	4,021,735	294,968
	-----------------	-----------------
Net cash provided by operating activities	4,815,123	689,306

Investing activities
Purchases of property, plant and equipment	(596,693)	(515,496)
Proceeds from sale of property, plant and equipment	300	5,287
Increase in notes receivable	-	(1,000,000)
	-----------------	-----------------
Net cash used in investing activities	(596,393)	(1,510,209)

Financing activities
(Payments on) proceeds from revolving lines of credit	(4,548,636)	823,623
Proceeds from exercised stock options	41,925	-
	-----------------	-----------------
Net cash (used in) provided by financing activities	(4,506,711)	823,623
	-----------------	-----------------
(Decrease) increase in cash and cash equivalents	(287,981)	2,720
Cash and cash equivalents at beginning of period	292,350	1,110
	-----------------	-----------------
Cash and cash equivalents at end of period	$4,369	$3,830
	=========	=========

See accompanying notes to condensed consolidated financial statements.

-5-

Synalloy Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

April 2, 2005

NOTE 1-- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 2, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended January 1, 2005.

NOTE 2--INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.

NOTE 3--SALE OF ASSETS AND DISCONTINUED OPERATIONS

At the end of 2004, the Company sold certain of the assets associated with the Blackman Uhler, LLC dye business effective January 31, 2005. The sale has been completed and relevant operations were transferred to the purchaser by the end of the first quarter of 2005. The operations of the Colors Segment are being reported as discontinued operations.

NOTE 4--DEFERRED CHARGES AND OTHER ASSETS

Included in Deferred Charges and Other Assets is $2,051,000 of goodwill representing the excess of cost over fair value of net assets of businesses acquired. The amount recorded is evaluated annually for impairment.

NOTE 5--STOCK OPTIONS

The Company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Standards Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Statement of Financial Accounting Standards No. 123 requires the Company to disclose pro forma net income and income per share data as if a fair value based accounting method had been used in the computation of compensation expense. Under APB No. 25, because the exercise price of the Company's employee stock options at least equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. For the first three months of 2005, options exercised, cancelled and expired totaled 26,766, 17,300 and 5,000 shares, respectively, leaving 505,000 options outstanding at April 2 2005. For purposes of the following pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period:

Synalloy Corporation
Notes To Condensed Consolidated Financial Statements

(Unaudited)

April 2, 2005

	Three Months Ended
	Apr 2, 2005	Apr 3, 2004
	------------------	------------------
Net income reported	$ 1,457,000	$ 665,000
Compensation expense, net of tax	(72,000)	(56,000)
	------------------	------------------
Pro forma net income	$ 1,385,000	$ 609,000
	==========	=========
Basic and diluted income per share	$.24	$.11
Compensation expense, net of tax	($.01)	($.01)
	------------------	------------------
Pro forma basic and diluted income per share	$.23	$.10
	==========	=========

NOTE 6--SEGMENT INFORMATION
	Three Months Ended
	Apr 2, 2005	Apr 3, 2004
	-----------------	-----------------
Net sales
Specialty Chemicals Segment	$11,520,000	$ 9,434,000
Metals Segment	21,214,000	17,611,000
	-----------------	-----------------
	$32,734,000	$27,045,000
	==========	=========
Operating income
Specialty Chemicals Segment	$ 748,000	$ 663,000
Metals Segment	2,149,000	1,075,000
	-----------------	-----------------
	2,897,000	1,738,000
Unallocated expenses
Corporate	529,000	349,000
Interest expense	234,000	271,000
Other (income) expense	(9,000)	-
	-----------------	-----------------
Income from continuing operations	$ 2,143,000	$ 1,118,000
	==========	=========

Synalloy Corporation

Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations

The following is management's discussion of certain significant factors that affected the Company during the quarter ended April 2, 2005.

Consolidated sales for the quarter from continuing operations were up, increasing 21 percent compared to the same period one year ago. The Company generated consolidated net income from continuing operations of $1,497,000, or $.25 per share compared to net earnings from continuing operations of $727,000, or $.12 per share, in 2004's first quarter. The Company recorded net losses from discontinued operations of $40,000, or $.01 per share, and $62,000, or $.01 per share, for the first quarter of 2005 and 2004, respectively. As a result, the Company earned $1,457,000, or $.24 per share, in the first quarter of 2005 compared to earning $665,000, or $.11 per share, in the first quarter of 2004.

Sales in the Specialty Chemicals Segment were up 22 percent in the first quarter of 2005 from the first quarter of 2004. Operating income was $748,000 and $663,000 for the first quarter of 2005 and 2004, respectively. The 13 percent increase in operating income in 2005 resulted primarily from the increase in sales as all three locations experienced improvements in sales and profits for the quarter as compared to the same quarter last year. As discussed in previous quarters, the Segment has introduced a new line of fire retardant chemicals and began receiving orders of the products at the end of the first quarter of 2005. Applications for this new line of chemicals include mattresses, furniture and home appliances, which are subject to proposed Federal fire retardant regulations that we believe will become effective in early 2006. Regulations already exist in California requiring mattress manufacturers to utilize fire retardant products that conform to the new regulations in their production process which began January 1, 2005. Qualifications of our products continue to have good success in each of the applications. In addition, our products offer a safer alternative to the use of certain compounds used in products currently servicing these industries. Management continues to expect the demand for fire retardant products to ramp up in the second half of 2005 and grow into significant volumes by the end of 2005. This Segment's business tends to be impacted by general economic conditions, and assuming no significant downturn in the general economy, management expects this Segment to continue to operate profitably going forward.

Dollar sales in the Metals Segment increased 20 percent for the first quarter of 2005 from the same quarter a year earlier. The increase resulted from 61 percent higher average selling prices partially offset by 26 percent lower unit volumes. Operating income doubled to $2,149,000 for the first quarter of 2005 compared to the same quarter last year. Surcharges paid on stainless steel raw materials increased about 50 percent in the quarter compared to 2004's first quarter. The Segment was able to pass through most of these cost increases which accounted for most of the increase in selling prices. Commodity pipe sales contributed to the decline in lower unit volumes from the first quarter of 2004, however, unit volumes were about 40 percent higher than 2004's third and fourth quarter amounts. The unit decline was partially offset by higher margin specialty alloy sales which increased for the sixth consecutive quarter. Because of the steadily increasing raw material and selling prices experienced in the quarter, the Segment generated higher profits from selling lower cost inventories which, coupled with the increase in special alloy sales, contributed to the significant profit improvement experienced for the quarter compared to the same period last year. Piping systems generated an operating profit in the first quarter compared to a loss experienced in the first quarter of 2004. Piping systems' backlog as of the end of the first quarter of 2005 was $12,900,000 compared to an $11,700,000 backlog at the end of the first

Synalloy Corporation

Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations - Continued

quarter of 2004. Although market conditions in this Segment continue to be very competitive, sales activity, pricing and unit volumes for commodity pipe have continued to improve over the past several quarters. Management remains optimistic about the current conditions that exist in the commodity pipe and specialty alloy markets. The Segment has been successful in penetrating new markets, such as projects in the LNG industry, where management believes there is significant growth potential. If piping systems can continue to generate sufficient volume through its operations, and demand for piping continues at it current level, management believes this Segment will continue to operate profitably.

Consolidated selling and administrative expense for the first quarter of 2005 increased $311,000, or 13 percent, compared to the first quarter of last year. However the expense was eight percent of sales for the quarter compared to nine percent for the same quarter last year. The dollar increase for the quarter resulted principally from profit incentives and environmental compliance costs. The Company is providing income taxes at an effective tax rate of 30 percent in the first quarter of 2005 compared to 35 percent in the same period last year, which resulted from reevaluating accruals for certain income tax contingencies provided for in previous periods.

At the end of 2004, the Company sold certain of the assets associated with the Blackman Uhler, LLC (BU) dye business effective January 31, 2005. The sale has been completed and relevant operations were transferred to the purchaser by the end of the first quarter of 2005. The operations of the Colors Segment are being reported as discontinued operations and the loss from discontinued operations reported for the first quarter came primarily from payments of severance to terminated employees.

In the first quarter of 2005, accounts receivable increased by $5,758,000 from the year ended 2004 amount. The increase resulted from the significant increase in sales, primarily in the Metals Segment, experienced in the quarter over the fourth quarter of 2004. Inventories declined $4,260,000 in the first quarter compared to the 2004 year ended amount as a result of planned inventory reductions in the Metals Segment. The sell of the BU dye business, along with collections of its accounts receivables, generated approximately $4,000,000 of cash during the first quarter and was included in the net cash provided by discontinued operating activities. These funds and net cash generated from continuing operating activities were used to reduce long term debt by $4,549,000 in the first quarter from the year end balance.

Synalloy Corporation

Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations - Continued

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Form 10-Q includes and incorporates by reference "forward-looking statements" within the meaning of the securities laws. All statements that are not historical facts are "forward-looking statements." The words "estimate," "project," "intend," "expect," "believe," "anticipate," "plan" and similar expressions identify forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions, the impact of competitive products and pricing, product demand and acceptance risks, raw material and other increased costs, customer delays or difficulties in the production of products, unavailability of debt financing on acceptable terms and exposure to increased market interest rate risk, inability to comply with covenants and ratios required by our debt financing arrangements and other risks detailed from time-to-time in Synalloy's Securities and Exchange Commission filings. Synalloy Corporation assumes no obligation to update the information included in this Form 10-Q.

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

No disclosure is required under 17 C.F.R. Section 229.308(c).

Item 5. Other Information

PART II: OTHER INFORMATION
Item 6.		Exhibits
The following exhibits are included herein:
	31	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
	32	Certifications Pursuant to 18 U.S.C. Section 1350
	3.1	Restated Certificate of Incorporation of Registrant, as amended
	10.19	Amended Loan and Security Agreement, dated as of March 21, 2005, between Registrant and Wells Fargo Foothill, Inc.

The Company filed a Form 8-K on February 2, 2005 pursuant to Item 8.01. Form 8-Ks were filed on February 15, 2005 and April 28, 2005 disclosing information pursuant to Item 1.01. A Form 8-K was filed on February 17, 2005 disclosing information pursuant to Items 2.02 and 9.01.

Synalloy Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNALLOY CORPORATION
(Registrant)

Date: May 16, 2005	By:	/s/ Ralph Matera
Ralph Matera
President and Chief Executive Officer

Date: May 16, 2005	By:	/s/ Gregory M. Bowie
Gregory M. Bowie
Vice President Finance and Chief Financial Officer