Form 10-Q
period 2005-07-02
SYNALLOY CORP
filed 2005-08-15
CIK 95953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 2, 2005

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

The number of shares outstanding of the registrant's common stock as of July 2, 2005 was 6,072,480.

Synalloy Corporation

Index

 PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Condensed consolidated balance sheets - July 2, 2005 and January 1, 2005
Condensed consolidated statements of income - Three and six months ended July 2, 2005 and July 3, 2004
Condensed consolidated statements of cash flows - Six months ended July 2, 2005 and July 3, 2004
Notes to condensed consolidated financial statements - July 2, 2005
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 4.	Controls and Procedures

PART II. OTHER INFORMATION
Item 6.	Exhibits
Signatures and Certifications

Item 1. FINANCIAL STATEMENTS
Synalloy Corporation
Condensed Consolidated Balance Sheets	Jul 2, 2005	Jan 1, 2005
	(Unaudited)	(Note)
	------------------	------------------
Assets
Current assets
Cash and cash equivalents	$ 6,672	$ 292,350
Accounts receivable, less allowance for doubtful accounts	18,257,718	14,471,257
Inventories
Raw materials	9,882,448	12,502,420
Work-in-process	5,210,374	5,823,339
Finished goods	6,619,236	8,024,373
	------------------	------------------
Total inventories	21,712,058	26,350,132

Deferred income taxes	969,000	933,000
Prepaid expenses and other current assets	290,632	263,913
Current assets of discontinued operations	-	5,383,372
	------------------	------------------
Total current assets	41,236,080	47,694,024

Cash value of life insurance	2,578,099	2,554,099
Property, plant & equipment, net of accumulated
depreciation of $38,959,000 and $37,532,000	17,787,831	18,228,863
Deferred charges and other assets	2,697,122	2,725,363
	------------------	------------------

Total assets	$ 64,299,132	$ 71,202,349
	==========	==========

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$ 8,691,472	$ 8,086,458
Accrued expenses	4,077,756	2,243,101
Current portion of environmental reserves	394,082	916,754
Income taxes payable	1,338,187	10,609
Current liabilities of discontinued operations	-	1,349,316
	------------------	------------------
Total current liabilities	14,501,497	12,606,238

Long-term debt	10,141,514	21,205,066
Environmental reserves	204,000	204,000
Deferred compensation	542,342	542,217
Deferred income taxes	2,260,000	2,715,000

Shareholders' equity
Common stock, par value $1 per share - authorized
12,000,000 shares; issued 8,000,000 shares	8,000,000	8,000,000
Retained earnings	44,898,220	42,553,345
Less cost of Common Stock in treasury:
1,927,520 and 1,980,436 shares	(16,248,441)	(16,623,517)
	------------------	------------------
Total shareholders' equity	36,649,779	33,929,828
	------------------	------------------
Total liabilities and shareholders' equity	$ 64,299,132	$ 71,202,349
	==========	==========
Note: The balance sheet at January 1, 2005 has been derived from the audited consolidated financial statements at that date.
See accompanying notes to condensed consolidated financial statements.
- 3 -

Synalloy Corporation
Condensed Consolidated Statements of Operations

(Unaudited)	Three Months Ended		Six Months Ended
	Jul 2, 2005	Jul 3, 2004	Jul 2, 2005	Jul 3, 2004
	-----------------	-----------------	----------------	---------------
Net sales	$ 30,828,516	$ 24,746,071	$63,563,006	$51,791,481

Cost of goods sold	26,567,123	21,147,182	54,163,058	44,344,621
	-----------------	-----------------	----------------	---------------

Gross profit	4,261,393	3,598,889	9,399,948	7,446,860
Selling, general and
administrative expense	2,581,335	2,354,266	5,350,974	4,812,995
	-----------------	-----------------	----------------	---------------

Operating income	1,680,058	1,244,623	4,048,974	2,633,865

Other (income) and expense
Interest expense	216,363	243,583	450,672	514,975
Other, net	(22,847)	(6)	(31,739)	(26)
	-----------------	-----------------	----------------	---------------

Income form continuing
operations before income taxes	1,486,542	1,001,046	3,630,041	2,118,916
Provision for income taxes	443,000	348,000	1,089,000	739,000
	-----------------	-----------------	----------------	---------------
Net income from
continuing operations	1,043,542	653,046	2,541,041	1,379,916

Loss from discontinued operations	(12,159)	(322,031)	(73,413)	(417,397)
Benefit from income taxes	(1,000)	(110,000)	(22,000)	(143,000)
	-----------------	-----------------	----------------	---------------
Net loss from discontinued operations	(11,159)	(212,031)	(51,413)	(274,397)
	-----------------	-----------------	----------------	---------------
Net income	$ 1,032,383	$ 441,015	$ 2,489,628	$ 1,105,519
	==========	==========	==========	==========
Net income (loss) per basic common share:
Income from continuing operations	$.17	$.11	$.42	$.23
Loss from discontinued operations	($.00)	($.04)	($.01)	($.05)
Net income	$.17	$.07	$.41	$.18
	=====	=====	=====	=====

Net income (loss) per diluted common share:
Income from continuing operations	$.17	$.11	$.41	$.23
Loss from discontinued operations	($.00)	($.04)	($.01)	($.04)
	---------	---------	---------	---------
Net income	$.17	$.07	$.40	$.18
	=====	=====	=====	=====
Average shares outstanding
Basic	6,053,999	6,005,274	6,040,018	5,997,289
Dilutive effect from stock options	149,301	146,434	136,849	110,701
	-----------------	-----------------	----------------	---------------
Diluted	6,203,300	6,151,708	6,176,867	6,107,990
	==========	==========	==========	==========
See accompanying notes to condensed consolidated financial statements

- 4 -

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows

(Unaudited)	Six Months Ended
	Jul 2, 2005	Jul 3, 2004
	-----------------	-----------------
Operating activities
Net income from continuing operations	$ 2,541,041	$ 1,379,916
Adjustments to reconcile net income to net cash
provided by continuing operating activities:
Depreciation expense	1,434,436	1,413,440
Amortization of deferred charges	19,200	250,862
Deferred income taxes	(491,000)	529,307
Provision for losses on accounts receivable	304,261	339,075
Gain on sale of property, plant and equipment	(3,350)	(2,602)
Cash value of life insurance	(24,000)	(30,000)
Environmental reserves	(522,672)	(297,225)
Issuance of treasury stock for director fees	125,005	124,989
Changes in operating assets and liabilities:
Accounts receivable	(4,012,367)	(2,579,735)
Inventories	4,638,074	(5,103,826)
Other assets	(95,908)	(279,948)
Accounts payable	605,014	3,163,596
Accrued expenses	1,834,655	906,115
Income taxes payable	1,327,578	-
	-----------------	-----------------
Net cash provided by (used in) continuing
operating activities	7,679,967	(186,036)

Net cash provided by
discontinued operating activities	3,982,643	1,905,719
	-----------------	-----------------

Net cash provided by operating activities	11,662,610	1,719,683

Investing activities
Purchases of property, plant and equipment	(993,404)	(929,638)
Proceeds from sale of property, plant and equipment	3,350	5,287
Increase in notes receivable	-	(666,667)
	-----------------	-----------------
Net cash used in investing activities	(990,054)	(1,591,018)

Financing activities
Payments on long-term debt	(11,063,552)	(179,850)
Proceeds from exercised stock options	105,318	52,080
	-----------------	-----------------
Net cash used in financing activities	(10,958,234)	(127,770)
	-----------------	-----------------
Decrease in cash and cash equivalents	(285,678)	895
Cash and cash equivalents at beginning of period	292,350	1,110
	-----------------	-----------------
Cash and cash equivalents at end of period	$ 6,672	$ 2,005
	=========	=========
See accompanying notes to condensed consolidated financial statements.
- 5 -

Synalloy Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

July 2, 2005

NOTE 1-- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended July 2, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended January 1, 2005.

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

NOTE 5--STOCK OPTIONS

The Company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Standards Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Statement of Financial Accounting Standards No. 123 requires the Company to disclose pro forma net income and income per share data as if a fair value based accounting method had been used in the computation of compensation expense. Under APB No. 25, because the exercise price of the Company's employee stock options at least equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. For the first six months of 2005, options exercised, cancelled and expired totaled 70,998, 17,300 and 9,500 shares, respectively, leaving 487,202 options outstanding at July 2 2005. For purposes of the following pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period:

Synalloy Corporation
Notes To Condensed Consolidated Financial Statements

(Unaudited)

July 2, 2005

	Three Months Ended		Year to Date
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
	------------------	------------------	------------------	------------------
Net income reported	$1,032,000	$441,000	$2,490,000	$1,106,000
Compensation expense,
net of tax	-	(56,000)	-	(84,000)
	------------------	------------------	------------------	------------------
Pro forma net income	$1,032,000	$385,000	$2,490,000	$1,022,000
	==========	==========	==========	==========

Basic income per share	$.17	$.07	$.41	$.18
Compensation expense,	-------	-------	-------	-------
net of tax	$.00	($.01)	$.00	($.01)
	-------	-------	-------	-------
Pro forma basic
income per share	$.17	$.06	$.41	$.17
	====	====	====	====
Diluted income per share	$.17	$.07	$.40	$.18
Compensation expense,
net of tax	$.00	($.01)	$.00	($.01)
Pro forma diluted	-------	-------	-------	-------
income per share	$.17	$.06	$.40	$.17
	====	====	====	====

NOTE 6--SEGMENT INFORMATION
	Three Months Ended		Year to Date
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
	-----------------	-----------------	-----------------	-----------------
Net sales
Specialty Chemicals Segment	$11,068,000	$ 9,775,000	$22,588,000	$19,209,000
Metals Segment	19,761,000	14,971,000	40,975,000	32,582,000
	-----------------	-----------------	-----------------	-----------------
	$30,829,000	$24,746,000	$63,563,000	$51,791,000
	==========	==========	==========	==========
Operating income
Specialty Chemicals Segment	$ 243,000	$ 367,000	$ 991,000	$ 1,030,000
Metals Segment	1,911,000	1,197,000	4,060,000	2,272,000
	-----------------	-----------------	-----------------	-----------------
	2,154,000	1,564,000	5,051,000	3,302,000
Unallocated expenses
Corporate	474,000	319,000	1,002,000	668,000
Interest expense	216,000	244,000	451,000	515,000
Other (income) expense	(23,000)	-	(32,000)	-
	-----------------	-----------------	-----------------	-----------------
Income from continuing operations	$ 1,487,000	$ 1,001,000	$ 3,630,000	$ 2,119,000
	==========	==========	==========	==========

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 7--HEDGING TRANSACTIONS

The Company is a party to derivative instruments that are designated and qualify as hedges under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and related pronouncements. The Company's objective in using these instruments is to protect its earnings and cash flows from fluctuations in the fair value of a selected commodity. In the ordinary course of business, the Company's income and cash flows may be affected by fluctuations in the price of nickel which is a component of stainless steel raw materials used in its production of stainless steel pipe. The Company is subject to raw material surcharges on the nickel component from its stainless steel suppliers. For certain non-cancelable fixed price sales contracts having delivery dates in the future, the Company is not able to obtain fixed price purchase commitments to cover the nickel surcharge component of the stainless steel raw material requirements of the sales contract creating a cost exposure from fluctuations in the nickel surcharges. Where such exposure exists, the Company uses cash settled commodity price swaps with durations approximately equal to the expected delivery dates of the applicable raw materials to hedge the price of its nickel requirements. The Company designates these instruments as fair value hedges and the resulting changes in their fair value are recorded as inventory costs. Subsequent gains and losses are recognized into cost of products sold in the same period as the underlying physical transaction. While these hedging activities may protect the Company against higher nickel prices, they may also prevent us from realizing possible lower raw material costs in the event that the market price of nickel falls below the price stated in a forward sale or futures contract.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions. In this documentation, the Company specifically identifies the asset, liability and non-cancelable commitment that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to that item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis. The Company discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; when the derivative expires; when it is probable that the forecasted transaction will not occur; when a hedged firm commitment no longer meets the definition of a firm commitment; or when management determines that designation of the derivative as a hedge instrument is no longer appropriate.

In May 2005, the Company entered into a derivative transaction to hedge the price of nickel, a component of stainless steel raw materials. The futures contract covers approximately 100 metric tonnes of nickel and expires in December 2005. As of July 2, 2005, the condensed consolidated balance sheet includes a deferred current asset and an offsetting current liability of $179,000, representing the fair value of the contract on July 2, 2005. The effect on cash of settling this amount is expected to be offset by the difference in the price paid for the nickel surcharge component of the raw materials being hedged.

Synalloy Corporation

Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations

The following is management's discussion of certain significant factors that affected the Company during the quarter ended July 2, 2005.

Consolidated sales for the quarter and first six months of 2005 from continuing operations were up, increasing 25 and 23 percent, respectively, compared to the same periods one year ago. The Company generated consolidated net income from continuing operations of $1,043,000, or $.17 per share for the second quarter of 2005 compared to net income from continuing operations of $653,000, or $.11 per share, in 2004's second quarter. For the first six months, the Company generated consolidated net income from continuing operations of $2,541,000, or $.41 per share compared to net income from continuing operations of $1,380,000, or $.23 per share in 2004. The Company recorded net losses from discontinued operations of $11,000, or $.00 per share, and $51,000, or $.01 per share, for the quarter and first six months of 2005, respectively, compared to losses of $212,000, or $.04 and $274,000, or $.05 for the same periods last year. As a result, the Company had net income of $1,032,000, or $.17 per share, and $2,490,000, or $.40 per share, for the second quarter and first six months of 2005, respectively, compared to net income of $441,000, or $.07 per share, and $1,106,000, or $.18 per share, for the same periods last year.

Sales in the Specialty Chemicals Segment were up 13 percent for the second quarter and 18 percent for the first six months of 2005, respectively, from the prior year. However, operating income declined 34 percent for the second quarter and four percent for the first six months, respectively, from the prior year. Although the Cleveland, Tennessee location continued to experience good increases in sales and profits, the Spartanburg, S.C. location performed poorly for the quarter in both sales and profits causing the operating income decline experienced in the quarter compared to the same quarter last year. Spartanburg's decline in sales came from a decline in contract manufacturing in the second quarter as contract customers' product requirements were either reduced or pushed out into subsequent quarters. The reduction in sales created the poor operating results coming primarily from negative manufacturing variances. As discussed in previous quarters, the Segment has introduced a new line of fire retardant chemicals and began receiving orders for the products at the end of the first quarter of 2005. Sales order activity has increased steadily throughout the second quarter to a variety of customers. Applications for this new line of chemicals include mattresses, furniture and home appliances. Proposed Federal fire retardant regulations governing mattress flammability are expected to become effective in January 2007, and management expects similar regulations covering furniture and appliances to follow shortly thereafter. Regulations already exist in California requiring mattress manufacturers to utilize fire retardant products that conform to the new regulations in their production process which began January 1, 2005. Qualifications of our products continue to have good success in each of the applications. In addition, our products offer a safer alternative to the use of certain compounds used in products currently servicing these industries. As we begin the third quarter, activity among the major mattress manufacturers related to this issue has picked up significantly caused by the expected 2007 regulation deadline. Based on the positive test results our products continue to achieve, management continues to expect the demand for fire retardant products to ramp up in the fourth quarter of 2005 and grow into significant volumes in the first six months of 2006. Management anticipates that sales activity from contract manufacturing at the Spartanburg location will improve during the third and fourth quarter to levels more consistent with the first quarter of 2005. This Segment's business tends to be impacted by general economic conditions, and assuming the increase in contract manufacturing and no significant downturn in the general economy, management expects this Segment to continue to operate profitably going forward.

Synalloy Corporation

Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations - Continued

Dollar sales for the Metals Segment increased 32 percent for the second quarter and 26 percent for the first six months of 2005 from the same periods a year earlier. The increases resulted from 36 percent and 25 percent higher average selling prices partially offset by four percent and 17 percent lower unit volumes compared to last year's second quarter and year to date amounts, respectively. Operating income increased 60 percent and 78 percent for the quarter and year-to-date, respectively, compared to the same periods last year. Surcharges paid on stainless steel raw materials increased about 45 percent in the second quarter compared to the same quarter in 2004, but increased only about nine percent from the first quarter of 2005 halting the significant increases experienced over the past several quarters. The Segment was able to pass through most of these cost increases which accounted for most of the increase in selling prices. Consistent with the first quarter of 2005, commodity pipe sales in the second quarter contributed to the decline in lower unit volumes from the second quarter of 2004, partially offset by higher margin specialty alloy sales. Because of the steadily increasing raw material and selling prices experienced in the quarter and first six months, the Segment generated higher profits from selling lower cost inventories which, coupled with the increase in special alloy sales, contributed to the significant profit improvement experienced for the quarter and six months compared to the same periods last year. Piping systems generated operating profits in the quarter and six months of 2005 compared to losses experienced in the same periods of 2004. Piping systems' backlog improved to $18,000,000 at the end of the second quarter of 2005 which was up $5,100,000, or 40 percent, from the first quarter of 2005 and eight percent over the 2004 second quarter end backlog of $16,700,000. A significant amount of the increase came from a LNG project to be completed over the first half of 2006. Market conditions for commodity pipe softened during the second quarter carrying over into the beginning of the third quarter. However, specialty alloy sales continue to be strong and management remains optimistic about the current conditions that exist in the specialty alloy markets. The Segment has been successful in penetrating new markets, such as projects in the LNG industry, where management believes there is significant growth potential. If piping systems can continue to generate sufficient volume through its operations, and demand for commodity and special alloy piping continue at their current levels, management believes this Segment will continue to operate profitably.

Consolidated selling and administrative expense for the second quarter and first six months of 2005 increased $227,000, or ten percent, and $538,000, or eleven percent, respectively, compared to the same periods last year. However the expense was eight percent of sales for the quarter and year to date compared to nine percent for the same periods last year. The dollar increase for the quarter resulted principally from profit incentives and environmental compliance costs. The Company is providing income taxes at an effective tax rate of 30 percent in the first six months of 2005 compared to 35 percent in the same period last year, which resulted from reevaluating accruals for certain income tax contingencies provided for in previous periods.

At the end of 2004, the Company sold certain of the assets associated with the Blackman Uhler, LLC ("BU") dye business effective January 31, 2005. The sale has been completed and relevant operations were transferred to the purchaser by the end of the first quarter of 2005. The operations of the Colors Segment are being reported as discontinued operations and the loss from discontinued operations reported for the quarter and first six months of 2005 came primarily from payments of severance to terminated employees.

In the first six months of 2005, accounts receivable increased by $4,012,000 from the year ended 2004 amount. The increase resulted from the significant increase in sales, primarily in the Metals

Synalloy Corporation

Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations - Continued

Segment, as discussed above, over the fourth quarter of 2004. Inventories declined $4,638,000 over the first six months compared to the 2004 year ended amount as a result of planned inventory reductions in the Metals Segment. The sale of the BU dye business, along with collections of its accounts receivables, generated approximately $4,000,000 of cash during the first quarter and was included in the net cash provided by discontinued operating activities. These funds and net cash generated from continuing operating activities were used to reduce long term debt by $11,064,000 by the end of the second quarter from the year end balance.

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

No disclosure is required under 17 C.F.R. Section 229.308(c).

Item 5. Other Information

A.	The Annual Meeting of Shareholders was held April 28, 2005 at the Company's Corporate Headquarters in Spartanburg, South Carolina.
B.	The following individuals were elected as directors at the Annual Meeting:
	Name	Votes For	Votes Withheld
	James G. Lane, Jr.	4,390,455	1,370,284
	Ralph Matera	4,399,865	1,360,874
	Sibyl N. Fishburn	4,387,283	1,373,456
	Carroll D. Vinson	4,394,144	1,366,595
	Murray H. Wright	4,403,620	1,357,119
	Craig C. Bram	4,403,602	1,357,137

C.	Shareholders approved the 2005 Stock Awards Plan by a vote of 3,293,411 for, 521,584 against and 25,203 abstentions.

PART II: OTHER INFORMATION
Item 6.		Exhibits
The following exhibits are included herein:
	31	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
	32	Certifications Pursuant to 18 U.S.C. Section 1350
The Company filed a Form 8-K on April 25, 2005 pursuant to Items 2.02 and 9.01. A Form 8-K was filed on April 29, 2005 disclosing information pursuant to Item 1.01.

Synalloy Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNALLOY CORPORATION
(Registrant)

Date: August 15, 2005	By:	/s/ Ralph Matera
Ralph Matera
President and Chief Executive Officer

Date: August 15, 2005	By:	/s/ Gregory M. Bowie
Gregory M. Bowie
Vice President Finance and Chief Financial Officer