Form 10-Q
period 2005-10-01
SYNALLOY CORP
filed 2005-11-14
CIK 95953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 1, 2005

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ____ No   X

The number of shares outstanding of the registrant's common stock as of October 1, 2005 was 6,101,690.

Synalloy Corporation

Index

 PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Condensed consolidated balance sheets - October 1, 2005 and January 1, 2005
Condensed consolidated statements of income - Three and nine months ended October 1, 2005 and October 2, 2004
Condensed consolidated statements of cash flows - Nine months ended October 1, 2005 and October 2, 2004
Notes to condensed consolidated financial statements October 1, 2005
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 4.	Controls and Procedures

PART II. OTHER INFORMATION
Item 6.	Exhibits
Signatures and Certifications

Item 1. FINANCIAL STATEMENTS
Synalloy Corporation
Condensed Consolidated Balance Sheets	Oct 1, 2005	Jan 1, 2005
	(Unaudited)	(Note)
	------------------	------------------
Assets
Current assets
Cash and cash equivalents	$ 4,783	$ 292,350
Accounts receivable, less allowance
for doubtful accounts	18,218,210	14,471,257
Inventories
Raw materials	12,693,478	12,502,420
Work-in-process	6,473,175	5,823,339
Finished goods	8,060,083	8,024,373
	------------------	------------------
Total inventories	27,226,736	26,350,132

Deferred income taxes	1,117,000	933,000
Prepaid expenses and other current assets	194,550	263,913
Current assets of discontinued operations	-	5,383,372
	------------------	------------------
Total current assets	46,761,279	47,694,024

Cash value of life insurance	2,590,099	2,554,099
Property, plant & equipment, net of accumulated
depreciation of $39,684,000 and $37,532,000	18,017,302	18,228,863
Deferred charges and other assets	2,597,372	2,725,363
	------------------	------------------
Total assets	$ 69,966,052	$ 71,202,349
	==========	==========

Liabilities and Shareholders' Equity
Current liabilities
Notes payable	$ 11,639,798	$ -
Accounts payable	12,942,760	8,086,458
Accrued expenses	3,370,300	2,243,101
Current portion of environmental reserves	183,051	916,754
Income taxes payable	1,779,764	10,609
Current liabilities of discontinued operations	-	1,349,316
	------------------	------------------
Total current liabilities	29,915,673	12,606,238

Long-term debt	-	21,205,066
Environmental reserves	204,000	204,000
Deferred compensation	542,404	542,217
Deferred income taxes	2,129,000	2,715,000
Shareholders' equity
Common stock, par value $1 per share - authorized
12,000,000 shares; issued 8,000,000 shares	8,000,000	8,000,000
Retained earnings	45,260,370	42,553,345
Less cost of Common Stock in treasury:
1,898,310 and 1,980,436 shares	(16,085,395)	(16,623,517)
	------------------	------------------
Total shareholders' equity	37,174,975	33,929,828
	------------------	------------------
Total liabilities and shareholders' equity	$ 69,966,052	$ 71,202,349
	==========	==========

Note: The balance sheet at January 1, 2005 has been derived from the audited consolidated financial statements at that date.
See accompanying notes to condensed consolidated financial statements.
- 3 -

Synalloy Corporation
Condensed Consolidated Statements of Operations

(Unaudited)	Three Months Ended		Nine Months Ended
	Oct 1, 2005	Oct 2, 2004	Oct 1, 2005	Oct 2, 2004
	------------------	------------------	------------------	------------------
Net sales	$ 30,078,982	$ 23,739,046	$ 93,641,988	$ 75,530,527

Cost of goods sold	26,577,117	20,683,313	80,740,175	65,027,934
	------------------	------------------	------------------	------------------

Gross profit	3,501,865	3,055,733	12,901,813	10,502,593
Selling, general and
administrative expense	2,528,932	2,513,275	7,879,906	7,326,270
	------------------	------------------	------------------	------------------

Operating income	972,933	542,458	5,021,907	3,176,323

Other (income) and expense
Interest expense	228,749	268,460	679,421	783,435
Other, net	-	(26)	(31,739)	(52)
Income from continuing
operations before income taxes	744,184	274,024	4,374,225	2,392,940
Provision for income taxes	219,000	94,000	1,308,000	833,000
	------------------	------------------	------------------	------------------
Net income from
continuing operations	525,184	180,024	3,066,225	1,559,940

Loss from discontinued operations	-	(230,248)	(73,413)	(647,645)
Benefit from income taxes	-	(79,000)	(22,000)	(222,000)
	------------------	------------------	------------------	------------------

Net loss from discontinued operations	-	(151,248)	(51,413)	(425,645)
	------------------	------------------	------------------	------------------

Net income	$ 525,184	$ 28,776	$ 3,014,812	$ 1,134,295
	==========	==========	==========	==========

Net income (loss) per basic common share:
Income from continuing operations	$.09	$.03	$.51	$.26
Loss from discontinued operations	$.00	($.03)	($.01)	($.07)
	------------------	------------------	------------------	------------------
Net income	$.09	$.00	$.50	$.19
	==========	==========	==========	==========

Net income (loss) per diluted common share:
Income from continuing operations	$.09	$.03	$.50	$.25
Loss from discontinued operations	$.00	($.03)	($.01)	($.06)
	------------------	------------------	------------------	------------------
Net income	$.09	$.00	$.49	$.19
	==========	==========	==========	==========

Average shares outstanding
Basic	6,087,108	6,016,399	6,055,715	6,003,659
Dilutive effect from stock options	77,512	160,475	73,446	126,665
	------------------	------------------	------------------	------------------
Diluted	6,164,620	6,176,874	6,129,161	6,130,324
	==========	==========	==========	==========

See accompanying notes to condensed consolidated financial statements

	-4-
Synalloy Corporation
Condensed Consolidated Statements of Cash Flows

(Unaudited)	Nine Months Ended
	Oct 1, 2005	Oct 2, 2004
	-----------------	-----------------
Operating activities
Net income from continuing operations	$ 3,066,225	$ 1,559,940
Adjustments to reconcile net income to net cash
provided by (used in) continuing operating activities:
Depreciation expense	2,161,154	2,122,110
Amortization of deferred charges	28,800	376,293
Deferred income taxes	(770,000)	537,049
Provision for losses on accounts receivable	453,837	489,772
Gain on sale of property, plant and equipment	10,550	(4,316)
Cash value of life insurance	(36,000)	(45,000)
Environmental reserves	(733,703)	(10,481)
Issuance of treasury stock for director fees	125,005	124,989
Changes in operating assets and liabilities:
Accounts receivable	(4,122,435)	(1,371,268)
Inventories	(876,604)	(9,294,766)
Other assets	90,386	83,548
Accounts payable	4,856,302	3,221,999
Accrued expenses	1,127,199	215,988
Income taxes payable	1,769,155	-
	-----------------	-----------------
Net cash provided by (used in) continuing
operating activities	7,149,871	(1,994,143)

Net cash provided by
discontinued operating activities	3,982,643	2,448,163
	-----------------	-----------------

Net cash provided by operating activities	11,132,514	454,020

Investing activities
Purchases of property, plant and equipment	(1,963,493)	(1,577,938)
Proceeds from sale of property, plant and equipment	3,350	10,787
Increase in notes receivable	-	(333,334)
	-----------------	-----------------
Net cash used in investing activities	(1,960,143)	(1,900,485)

Financing activities
(Payments on) proceeds from long-term debt	(9,565,268)	1,447,446
Proceeds from exercised stock options	105,330	74,400
	-----------------	-----------------
Net cash (used in) provided by financing activities	(9,459,938)	1,521,846
	-----------------	-----------------

(Decrease) increase in cash and cash equivalents	(287,567)	75,381
Cash and cash equivalents at beginning of period	292,350	1,110
	-----------------	-----------------

Cash and cash equivalents at end of period	$ 4,783	$ 76,491
	=========	=========
See accompanying notes to condensed consolidated financial statements.
- 5 -

Synalloy Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

October 1, 2005

NOTE 1-- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended October 1, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended January 1, 2005.

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

NOTE 5--STOCK OPTIONS

The Company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Standards Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Statement of Financial Accounting Standards No. 123 (SFAS 123) requires the Company to disclose pro forma net income and income per share data as if a fair value based accounting method had been used in the computation of compensation expense. Under APB 25, because the exercise price of the Company's employee stock options at least equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. For the first nine months of 2005, options exercised, cancelled and expired totaled 131,700, 106,100 and 9,500 shares, respectively, leaving 337,700 options outstanding at October 1, 2005. For purposes of the following pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period:

Synalloy Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)
	Three Months Ended		Year-to-Date
	Oct 1, 2005	Oct 2, 2004	Oct 1, 2005	Oct 2, 2004
	------------------	------------------	------------------	------------------
Net income reported	$ 525,000	$ 29,000	$ 3,015,000	$ 1,134,000
Compensation expense,
net of tax	-	(35,000)	-	(129,000)
	------------------	------------------	------------------	------------------
Pro forma net income	$ 525,000	$ (6,000)	$ 3,015,000	$ 1,005,000
	==========	==========	==========	==========
Basic income per share	$.09	$.00	$.50	$.19
Compensation expense,
net of tax	$.00	($.01)	$.00	($.02)
Pro forma basic
income (loss) per share	$.09	($.01)	$.50	$.17

Diluted income per share	$.09	$.00	$.49	$.19
Compensation expense,
net of tax	$.00	($.01)	$.00	($.02)
Pro forma diluted
income (loss) per share	$.09	($.01)	$.49	$.17

In December 2004, the FASB recently enacted Statement of Financial Accounting Standards 123-revised 2004 (SFAS 123R), "Share-Based Payment" which replaces SFAS 123 and supersedes APB 25. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107), which provides the Staff's views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuations of share-based payments for public companies.

The Company is currently evaluating SFAS 123R and SAB 107 to determine the fair value method to measure compensation expense, the appropriate assumptions to include in the fair value model and the transition method to use upon adoption. The adoption of SFAS No. 123R's fair value method is not expected to have a significant impact on the Company's results of operations and overall financial position. However, the actual impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on assumptions used in the fair value model as well as the levels of share-based payments granted in the future. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

Synalloy Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

NOTE 6--SEGMENT INFORMATION
	Three Months Ended		Year-to-Date
	Oct 1, 2005	Oct 2, 2004	Oct 1, 2005	Oct 2, 2004
	-----------------	-----------------	----------------	----------------
Net sales
Specialty Chemicals Segment	$10,980,000	$ 9,589,000	$33,568,000	$28,799,000
Metals Segment	19,099,000	14,150,000	60,074,000	46,732,000
	-----------------	-----------------	----------------	----------------

	$30,079,000	$23,739,000	$93,642,000	$75,531,000
	==========	==========	=========	=========
Operating income
Specialty Chemicals Segment	$ 382,000	$ 375,000	$ 1,374,000	$ 1,405,000
Metals Segment	1,038,000	702,000	5,098,000	2,974,000
	-----------------	-----------------	----------------	----------------
	1,420,000	1,077,000	6,472,000	4,379,000
Unallocated expenses
Corporate	447,000	535,000	1,451,000	1,203,000
Interest expense	229,000	268,000	679,000	783,000
Other (income) expense	-	-	(32,000)	-
	-----------------	-----------------	----------------	----------------

Income from continuing operations	$ 744,000	$ 274,000	$ 4,374,000	$ 2,393,000
	==========	==========	=========	=========

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

Synalloy Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

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

In May 2005, the Company entered into a derivative transaction to hedge the price of nickel, a component of stainless steel raw materials. The futures contract covers approximately 100 metric tonnes of nickel and expires in December 2005. As of October 1, 2005, the condensed consolidated balance sheet includes a deferred current asset and an offsetting current liability of $264,000, representing the fair value of the contract on October 1, 2005. The effect on cash of settling this amount is expected to be offset by the difference in the price paid for the nickel surcharge component of the raw materials being hedged.

NOTE 8--REFINANCING OF LONG-TERM DEBT

The Company's existing credit agreement expires on July 26, 2006 which is less than one year from the period ended date of October 1, 2005. Accordingly, the debt has been reclassified to a current liability in the balance sheet. On October 25, 2005, the Company has entered into a $27,000,000 financing commitment with a bank to replace our existing lender. The commitment expires on December 1, 2005 if the execution of a definitive loan agreement is not completed. The commitment provides for a revolving line of credit of $20,000,000, which includes a $5,000,000 sub-limit for swing line loans requiring additional pre-approval by the bank, and a 5 year $7,000,000 term loan requiring equal quarterly payments of $117,000 with a balloon payment at the expiration date. Terms and conditions under the proposed facility are equal to or better than the Company's current debt facility.

Synalloy Corporation

Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations

The following is management's discussion of certain significant factors that affected the Company during the quarter ended October 1, 2005.

Consolidated sales for the quarter and first nine months of 2005 from continuing operations were up, increasing 27 and 24 percent, respectively, compared to the same periods one year ago. The Company experienced a 192 percent increase in third quarter net income from continuing operations to $525,000, or $.09 per share, on a 27 percent increase in sales to $30,079,000. This compares to net income from continuing operations of $180,000, or $.03 per share, for the same quarter last year on sales of $23,739,000. For the first nine months of 2005, net income from continuing operations was up 97 percent to $3,066,000, or $.50 per share, compared to net income from continuing operations of $1,560,000, or $.25 per share, for the same period of 2004, on a 24 percent increase in sales to $93,642,000. The Company recorded a net loss from discontinued operations of $51,000, or $.01 per share, in the first six months of 2005. In 2004, the Company recorded net losses from discontinued operations of $151,000, or $.03 per share, in the third quarter, and $426,000, or $.06 per share for the first nine months. As a result, the Company had net income of $525,000, or $.09 per share, and $3,015,000, or $.49 per share, for the third quarter and first nine months of 2005, respectively, compared to net income of $29,000, or $.00 per share, and $1,134,000, or $.19 per share, for the same periods last year.

Sales in the Specialty Chemicals Segment continued to be strong with increases of 15 percent in the third quarter and 17 percent in the first nine months of 2005, compared to the same periods last year. Operating income was up two percent for the third quarter and down two percent for the first nine months compared to the prior year. The Cleveland, Tennessee and Greensboro, North Carolina locations continued to experience good increases in sales and profits for the quarter reflecting a healthy demand for their products. The good profit improvements at these locations were offset by an operating loss in contract manufacturing in the third quarter of this year, as the product mix changed and customers' product requirements were either reduced or pushed out into subsequent quarters. However, sales levels at the Spartanburg location improved in September and are expected to continue at a profitable level throughout the fourth quarter. As discussed in previous quarters, the Segment has introduced a new line of fire retardant chemicals and began receiving orders for the products at the end of the first quarter of 2005. Sales order activity has increased steadily over the first nine months to a variety of customers. Applications for this new line of chemicals include mattresses, furniture and home appliances, which are subject to proposed Federal fire retardant regulations that are expected to become effective by the end of 2006. Regulations already exist in California requiring mattress manufacturers to utilize fire retardant products that conform to the new regulations in their production process beginning on January 1, 2005. Qualifications of our products continue to have good success in each of the applications. In addition, our products offer a safer alternative to the use of certain compounds used in products currently servicing these industries. Based on the positive test results our products continue to achieve, management expects the demand for fire retardant products to continue to increase and grow into significant volumes during 2006. If this proprietary product grows as expected it will reduce the Spartanburg plant's dependence on contract processing and reduce the volatility of its operating results. Assuming that contract manufacturing improves as expected in the fourth quarter and that no significant downturn in the general economy occurs, management expects this Segment to continue to operate profitably.

Synalloy Corporation

Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations - Continued

Dollar sales for the Metals Segment increased 35 percent for the third quarter of 2005 resulting from a combination of 28 percent higher average selling prices and five percent higher unit volumes compared to the third quarter of last year. Dollar sales increased 29 percent for the first nine months of 2005 resulting from 44 percent higher average selling prices partially offset by eleven percent lower unit volumes compared to the same period last year. Operating income surged higher by 48 percent and 71 percent for the quarter and first nine months of 2005, respectively, compared to the same periods last year. Surcharges paid on stainless steel raw materials increased about 40 percent in the third quarter compared to the same quarter in 2004, but were about equal to amounts paid in the second quarter of 2005 halting the significant increases experienced over the past several quarters. The Segment was able to pass through most of these cost increases which accounted for most of the increase in selling prices. After experiencing five consecutive quarters of declining unit volumes in commodity pipe sales when compared to the same quarters of the prior year, unit volumes in the third quarter increased over the third quarter of 2004. Sales of higher margin specialty alloy pipe remained strong in the third quarter as unit volumes increased over the same quarter of the prior year for the fifth consecutive quarter. Because of the steadily increasing raw material costs and selling prices experienced in the first half of the year, the Segment generated higher profits from selling lower cost inventories. However because raw material costs stabilized in the third quarter, the profits realized from this source in the third quarter was substantially less than in each of the previous two quarters. Piping systems generated operating profits from higher sales and gross margins in the quarter and nine months compared to losses experienced in the same periods of 2004. The improvement came from a combination of obtaining better profit margins on contracts, increased productivity through the fabrication shop, and favorable inventory costs. As a result of all of the factors listed above, the Segment experienced significant profit improvement for the quarter and nine months compared to the same periods last year. Piping systems' backlog improved to $22,200,000 at the end of the third quarter of 2005 which was up $4,200,000, or 23 percent from the second quarter of 2005 and 53 percent over the year earlier backlog of $14,500,000. A significant amount of the increase came from an LNG project to be completed over the first half of 2006. Market conditions for commodity pipe softened during the second quarter of 2005 and this carried over into the first two months of the third quarter. However, it is encouraging that the markets showed some improvement in September. Specialty alloy sales continue to be strong and management remains optimistic about the current conditions that exist in the specialty alloy markets. Piping systems' backlog should continue to provide a level of sales for piping systems to operate profitably over the next several quarters. The Segment has been successful in penetrating new markets, such as projects in the LNG industry, where management believes there is significant growth potential. If piping systems can continue to generate sufficient volume through its operations, and demand for commodity and special alloy piping continue at their current levels, management believes this Segment will continue to operate profitably.

Consolidated selling and administrative expense for the third quarter and first nine months of 2005 increased $16,000, or one percent, and $554,000, or eight percent, respectively, compared to the same periods last year. However, the expense was eight percent of sales for the quarter and year to date compared to eleven and ten percent for the same periods last year. The dollar increase for the nine months resulted principally from profit incentives and environmental compliance costs. The Company is providing income taxes at an effective tax rate of 30 percent in the first nine months of 2005 compared to 35 percent in the same period last year, which resulted from reevaluating accruals for certain income tax contingencies provided for in previous periods.

Synalloy Corporation

Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations - Continued

At the end of 2004, the Company sold certain of the assets associated with the Blackman Uhler, LLC ("BU") dye business effective January 31, 2005. The sale has been completed and relevant operations were transferred to the purchaser by the end of the first quarter of 2005. The operations of the Colors Segment are being reported as discontinued operations and the loss from discontinued operations reported for the first nine months of 2005 came primarily from payments of severance to terminated employees in the first and second quarters.

In the first nine months of 2005, accounts receivable increased by $4,122,000 from the year ended 2004 amount. The increase resulted from the significant increase in sales, primarily in the Metals Segment, as discussed above, over the fourth quarter of 2004. Inventories increased $877,000 over the first nine months compared to the 2004 year ended amount. Inventories in the Specialty Chemicals Segment have increased $1,371,000 since 2004 year end primarily as a result of increasing raw material unit costs in the Chemicals Segment, offset by a $494,000 decline in the Metals Segment. The increase in accounts receivables and inventories was offset by an increase in accounts payable of $4,856,000 resulting from the increase in operating activities during the third quarter of 2005 compared to 2004 year end as discussed above. The sale of the BU dye business, along with collections of its accounts receivables, generated approximately $4,000,000 of cash during the first quarter and was included in the net cash provided by discontinued operating activities. These funds and net cash generated from continuing operating activities were used to reduce long term debt by $9,600,000 by the end of the third quarter from the year end balance.

The Company's existing credit agreement expires on July 26, 2006 which is less than one year from the period ended date of October 1, 2005. Accordingly, the debt has been reclassified to a current liability in the balance sheet. On October 25, 2005, the Company has entered into a $27,000,000 financing commitment with a bank to replace our existing lender. The commitment expires on December 1, 2005 if the execution of a definitive loan agreement is not completed. The commitment provides for a revolving line of credit of $20,000,000, which includes a $5,000,000 sub-limit for swing line loans requiring additional pre-approval by the bank, and a 5 year $7,000,000 term loan requiring equal quarterly payments of $117,000 with a balloon payment at the expiration date. Terms and conditions under the proposed facility are equal to or better than the Company's current debt facility. Management is pleased that our operating results over the past several quarters and current financial position have allowed us to execute this commitment and put in place a debt facility that should benefit the Company going forward.

As discussed in Note 5 to Condensed Consolidated Financial Statements above, the Company is currently evaluating SFAS 123R, which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income, and SAB 107 to determine the fair value method to measure compensation expense, the appropriate assumptions to include in the fair value model and the transition method to use upon adoption. The adoption of SFAS No. 123R's fair value method is not expected to have a significant impact on the Company's results of operations and overall financial position. However, the actual impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on assumptions used in the fair value model as well as the levels of share-based payments granted in the future. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

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

No disclosure is required under 17 C.F.R. Section 229.308(c).

Item 5. Other Information

PART II: OTHER INFORMATION
Item 6.		Exhibits
The following exhibits are included herein:
	31	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer
	32	Certifications Pursuant to 18 U.S.C. Section 1350

The Company filed a Form 8-K on July 29, 2005 pursuant to Items 2.02 and and 9.01. The Company filed a Form 8-K on August 18, 2005 pursuant to Item 5.02. A Form 8-K was filed on September 14, 2005 disclosing information pursuant to Items 1.01 and 5.02. The Company filed a second Form 8-K on September 14, 2005 pursuant to Items 1.01 and 9.01.

Synalloy Corporation

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNALLOY CORPORATION
(Registrant)

Date: November 14, 2005	By:	/s/ Gregory M. Bowie
Gregory M. Bowie
Vice President Finance and Chief Financial Officer