Form 10-K
period 2005-12-31
SYNALLOY CORP
filed 2006-03-27
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
Form 10-K
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
OR
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 0-19687
SYNALLOY CORPORATION (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	57-0426694 (I.R.S. Employer Identification No.)
Croft Industrial Park, P.O. Box 5627, Spartanburg, South Carolina 29304 (Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (864) 585-3605
Securities registered pursuant to Section 12(b) of the Act : None	Name of each exchange on which registered None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $1.00 Par Value (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes __ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes __ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X      No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

Larger accelerated Filer __      Accelerated filer __ Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes __ No X

Based on the closing price as of July 1, 2005, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $52.3 million. Based on the closing price of February 24, 2006, the aggregate market value of common stock held by non-affiliates of the registrant was $66.4 million. The registrant did not have any non-voting common equity outstanding at either date.

The number of shares outstanding of the registrant's common stock as of February 24, 2006 was 6,109,989.
Documents Incorporated By Reference
Portions of the proxy statement for the annual shareholders' meeting are incorporated by reference into Part III.

Forward-Looking Statements

This Annual Report on Form 10-K includes and incorporates by reference "forward-looking statements" within the meaning of the securities laws. All statements that are not historical facts are "forward looking statements." The words "estimate," "project," "intend," "expect," "believe," "anticipate," "plan" and similar expressions identify forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward looking statements. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions, the impact of competitive products and pricing, product demand and acceptance risks, raw material and other increased costs, raw materials availability, customer delays or difficulties in the production of products, environmental issues, unavailability of debt financing on acceptable terms and exposure to increased market interest rate risk, inability to comply with covenants and ratios required by our debt financing arrangements and other risks detailed from time-to-time in Synalloy's Securities and Exchange Commission filings. Synalloy Corporation assumes no obligation to update any forward-looking information included in this Annual Report on Form 10-K.

<page 1>

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

The Company's business is divided into two segments, the Metals Segment and the Specialty Chemicals Segment. The Metals Segment, operating as Bristol Metals, L.P. ("Bristol"), manufactures pipe and piping systems from stainless steel and other alloys for the chemical, petrochemical, pulp and paper, mining, power generation including nuclear, waste water treatment, liquid natural gas, brewery, food processing, petroleum, pharmaceutical and other industries. The Specialty Chemicals Segment is comprised of three operating companies: Blackman Uhler Chemical Company ("BU Specialties"), Spartanburg, South Carolina; Organic Pigments ("OP"), recently relocated to Spartanburg, South Carolina; and Manufacturers Chemicals, L. P. ("MC"), Cleveland, Tennessee and Dalton, Georgia. The Segment produces specialty chemicals, pigments and dyes for the textile, carpet, chemical, paper, metals, photographic, pharmaceutical, agricultural, fiber, paint, automotive, petroleum, cosmetics and other industries.

General

Metals Segment-This Segment is comprised of a wholly-owned subsidiary, Synalloy Metals, Inc. which owns 100 percent of Bristol Metals, L.P., located in Bristol, Tennessee.

Bristol manufactures welded pipe, primarily from stainless steel, but also from other corrosion-resistant metals. Pipe is produced in sizes from one-half inch to 112 inches in diameter and wall thickness up to one inch. Sixteen-inch and smaller pipe is made on equipment that forms and welds the pipe in a continuous process. Pipe larger than sixteen inches is formed on presses or rolls and welded on batch welding equipment. Pipe is normally produced in standard 20-foot lengths. However, Bristol has unusual capabilities in the production of long length pipe without circumferential welds. This can reduce installation cost for the customer. Lengths up to 60 feet can be produced in sizes up to sixteen inches in diameter. In larger sizes Bristol has a unique ability among domestic producers to make 48-foot lengths in sizes up to 36 inches. During 2004 Bristol added the ability to x-ray pipe in real time mode. This new technology was incorporated with updated material handling equipment to double the efficiency of x-raying pipe. In 2005, Bristol also expanded its capabilities for forming large pipe on its existing batch equipment giving Bristol the capability to produce 36-inch diameter pipe in 48-foot lengths and with increased wall thickness of up to one inch. Also included in the expansion was the addition of a shear that has the capacity of shearing stainless steel plate up to one-inch thick. Bristol completed an expansion in the first quarter of 2006 that will allow the manufacture of pipe up to 42 inches utilizing more readily available raw materials at lower costs along with automated hydro-testing equipment for pipe up to 72 inches.

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

<page 2>

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

This Segment's products are used principally by customers requiring materials that are corrosion-resistant or suitable for high-purity processes. The largest users are the chemical, petrochemical and pulp and paper industries with some other important industry users being mining, power generation including nuclear, waste water treatment, liquid natural gas ("LNG"), brewery, food processing, petroleum, and pharmaceutical.

Specialty Chemicals Segment- This Segment includes three operating companies: Blackman Uhler Chemical Company, a division of the Company; Manufacturers Soap and Chemical Company, which owns 100 percent of Manufacturers Chemicals, L.P.; and Organic-Pigments Corporation. Manufacturers Soap and Chemical Company and OP are wholly-owned subsidiaries of the Company. BU Specialties and OP operate out of a plant in Spartanburg, South Carolina which is fully licensed for chemical manufacture and maintains a permitted waste treatment system. MC is located in Cleveland, Tennessee and Dalton, Georgia and is fully licensed for chemical manufacture. The Segment produces specialty chemicals, pigments and dyes for the textile, carpet, chemical, paper, metals, photographic, pharmaceutical, agricultural, fiber, paint, automotive, petroleum, cosmetics and other industries.

MC, purchased by the Company in 1996, produces over 500 specialty formulations and intermediates for use in a wide variety of applications and industries. MC's primary product lines focus on the areas of defoamers, surfactants and lubricating agents. Over 20 years ago, MC began diversifying its marketing efforts and expanding beyond traditional textile chemical markets. These three fundamental product lines find their way into a large number of manufacturing businesses. Over the years, the customer list has grown to include end users and chemical companies that supply paper, metal working, surface coatings, water treatment, mining and janitorial applications. MC's strategy has been to focus on industries and markets that have good prospects for sustainability in the U.S. in light of global trends. MC's marketing strategy relies on sales to end users through its own sales force, but it also sells chemical intermediates to other chemical companies and distributors. It also has close working relationships with a significant number of major chemical companies that outsource their production for regional manufacture and distribution to companies like MC. MC has been ISO registered since 1995.

MC has utilized acquisitions to help further expand its markets. An acquisition in 2000 enabled the Company to enter into the sulfation of fats and oils. These products are used in a wide variety of applications and represent a renewable resource, animal and vegetable derivatives, as alternatives to more expensive and non-renewable petroleum derivatives. In 2001 MC acquired the assets of a Dalton, Georgia based company that serves the carpet and rug markets and also focuses on processing aids for wire drawing. MC Dalton blends and sells specialty dyestuffs and resells heavy chemicals and specialty chemicals, manufactured in MC's Cleveland plant, to its markets out of its leased warehousing facility. The Dalton site also contains a shade matching laboratory and sales offices for the group.

BU Specialties' business activities involve contract production and toll manufacturing for a number of domestic and international chemical companies. It also produces a small number of finished products and intermediates that are marketed by MC. This location has also focused on markets that are believed to be long-term outlets for its production and capacity. BU Specialties carries out high temperature condensation like MC; but also hydrogenates, methylates, distills, sulfates, epoxidizes,
<page 3>

grinds and spray dries chemicals to its customers' specifications. The location also is registered for FIFRA regulated agricultural products and it hammermills, dry blends and has excellent control for exothermic reactions. Both the MC and BU Specialties sites have extensive chemical storage and blending capabilities. BU Specialties has produced products that are used in oil refining, automotive applications, cosmetics, agriculture and the paper industry. Like MC, it is focusing primarily on raw materials and product lines that will rely on renewable vegetable sourced chemicals for future growth and expansions of its business.

During the first quarter of 2006, OP's operations were relocated to Spartanburg from Greensboro, North Carolina. OP's production equipment, laboratories, sales office and warehousing were relocated into available areas of the Spartanburg plant, and the Greensboro plant site will be sold and the profit is expected to cover the cost of relocation. Going forward, the improved utilization of facilities in Spartanburg and the ability for BU and OP to share certain services will bring economies to both business units. OP sells aqueous pigment dispersions that have traditionally been used by the textile industry. While certain textile business both domestic and offshore continue to contribute a significant portion of OP's revenues, it, too, is continuing to diversify into stable markets that are believed to be sustainable in the future. These include applications for printing inks, graphic arts, paints, industrial coatings, flexographic printing, plastic and agriculture. The dispersions are produced from organic intermediates and inorganic chemicals, sourced domestically, as well as from Asia and Europe. Redundant sources exist for most of the Company's pigments bases. OP is known for its higher solid and finer particle size dispersions that are especially suited for non-textile applications.

The Specialty Chemicals Segment maintains seven laboratories for applied research and quality control which are staffed by 25 employees.

Most raw materials used by the Segment are generally available from numerous independent suppliers while some raw material needs are met by a sole supplier or only a few suppliers. However, the Company anticipates no difficulties in obtaining its requirements.

Please see Note P to the Consolidated Financial Statements for financial information about the Company's Segments.

Sales and Distribution

Metals Segment- The Metals Segment utilizes separate sales organizations for its different product groups. Stainless steel pipe is sold nationwide under the Brismet trade name through authorized stocking distributors at warehouse locations throughout the country. In addition, large quantity orders are shipped directly from Bristol's plant to end-user customers. Producing sales and providing service to the distributors and end-user customers are the Vice President of Sales, two outside sales employees, five independent manufacturers' representatives and eight inside sales employees. The Metals Segment had one domestic customer (Hughes Supply, Inc.) that accounted for approximately 11 percent, 20 percent and 19 percent of the Metals Segment's revenues in 2005, 2004 and 2003, respectively, and 13 percent of consolidated revenues in 2004. Loss of this customer's revenues would have a material adverse effect on both the Metals Segment and the Company.

Piping systems are sold nationwide under the Bristol Piping Systems trade name by three outside sales employees. They are under the direction of the President of Bristol who spends a substantial amount of his time in sales and service to customers. Piping systems are marketed to engineering firms and construction companies or directly to project owners. Orders are normally received as a result of competitive bids submitted in response to inquiries and bid proposals.

Specialty Chemicals Segment- Specialty chemicals are sold directly to various industries nationwide by ten full-time outside sales employees and five manufacturers' representatives. In the fourth quarter
<page 5>

of 2005, the Segment hired an employee to manage the sales and manufacturing operations of BU Specialties bringing over 30 years of experience in the chemical industry. In addition, the President and market development manager of MC devote a substantial part of their time to sales. The Specialty Chemicals Segment had one domestic customer that accounted for approximately 12 percent of the Specialty Chemicals Segment's revenues in 2005, and less than ten percent for 2004 and 2003, respectively. Loss of this customer's revenues would have a material adverse effect on the Segment.

Competition

Metals Segment- Welded stainless steel pipe is the largest sales volume product of the Metals Segment. Although information is not publicly available regarding the sales of most other producers of this product, management believes that the Company is one of the largest domestic producers of such pipe. This commodity product is highly competitive with eight known domestic producers and imports from many different countries. The largest sales volume among the specialized products comes from fabricating stainless, nickel alloys and chrome alloys piping systems. Management believes the Company is one of the largest producers of such systems. There is also significant competition in the piping systems markets with nine known domestic suppliers with similar capabilities as Bristol, along with many other smaller suppliers.

Specialty Chemicals Segment- The Company is the sole producer of certain specialty chemicals manufactured for other companies under processing agreements and also produces proprietary specialty chemicals. The Company's sales of specialty products are insignificant compared to the overall market for specialty chemicals. The market for most of the products is highly competitive and many competitors have substantially greater resources than does the Company. The market for pigments and dyes is highly competitive and the Company has less than ten percent of the market for its products.

Environmental Matters

Environmental expenditures that relate to an existing condition caused by past operations and that do not contribute to future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or cleanups are probable and the costs of these assessments and/or cleanups can be reasonably estimated. See Note G to Consolidated Financial Statements for further discussion.

Research and Development Activities

The Company spent approximately $566,000 in 2005, $551,000 in 2004 and $457,000 in 2003 on research and development activities in its Specialty Chemicals Segment. Nine individuals, all of whom are graduate chemists, are engaged primarily in research and development of new products and processes, the improvement of existing products and processes, and the development of new applications for existing products.

Seasonal Nature of the Business

The annual requirements of certain specialty chemicals are produced over a period of a few months as requested by the customers. Accordingly, the sales of these products may vary significantly from one quarter to another.

Backlogs

The Specialty Chemicals Segment operates primarily on the basis of delivering products soon after orders are received. Accordingly, backlogs are not a factor in these businesses. The same applies to commodity pipe sales in the Metals Segment. However, backlogs are important in the piping systems products because they are produced only after orders are received, generally as the result of competitive bidding. Order backlogs for these products were $20,100,000 at the end of 2005, all of
<page 6>

which should be completed in 2006, and $11,500,000 and $6,700,000 at the 2004 and 2003 respective year ends.

Employee Relations

As of December 31, 2005, the Company had 434 employees. The Company considers relations with employees to be satisfactory. The number of employees of the Company represented by unions, all located at the Bristol, Tennessee facility, is 246. They are represented by two locals affiliated with the AFL-CIO and one local affiliated with the Teamsters. Collective bargaining contracts will expire in February 2009, December 2009 and March 2010.

Financial Information About Geographic Areas

Information about revenues derived from domestic and foreign customers is set forth in Note P to the Consolidated Financial Statements.

Item 1A Risk Factors

There are inherent risks and uncertainties associated with our business that could adversely affect our operating performance and financial condition. Set forth below are descriptions of those risks and uncertainties that we believe to be material, but the risks and uncertainties described are not the only risks and uncertainties that could affect our business. Reference should be made to "Forward looking Statements" above, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 below.

Cyclical Demand. The cyclical nature of the industries in which our customers operate causes demand for our products to be cyclical, creating uncertainty regarding future profitability. Various changes in general economic conditions affect the industries in which our customers operate. These changes include decreases in the rate of consumption or use of our customers' products due to economic downturns. Other factors causing fluctuation in our customers' positions are changes in market demand, capital spending, lower overall pricing due to domestic and international overcapacity, lower priced imports, currency fluctuations, and increases in use or decreases in prices of substitute materials. As a result of these factors, our profitability has been and may in the future be subject to significant fluctuation.

Product Pricing and Raw Material Costs. From time-to-time, intense competition and excess manufacturing capacity in the commodity stainless steel industry have resulted in reduced prices, excluding raw material surcharges, for many of our stainless steel products sold by the Metals Segment. These factors have had and may have an adverse impact on our revenues, operating results and financial condition. Although inflationary trends in recent years have been moderate, during the same period stainless steel raw material costs, including surcharges on stainless steel, have been volatile. While we are able to mitigate some of the adverse impact of rising raw material costs, such as passing through surcharges to customers, rapid increases in raw material costs may adversely affect our results of operations. Surcharges on stainless steel are also subject to rapid declines which can result in similar declines in selling prices causing a possible marketability problem on the related inventory as well as negatively impacting revenues and profitability. While there has been ample availability of raw materials, there continues to be a significant consolidation of stainless steel suppliers throughout the world which could have an impact on the cost and availability of stainless steel in the future. The ability to implement price increases is dependent on market conditions, economic factors, raw material costs, including surcharges on stainless steel, and availability, competitive factors, operating costs and other factors, some of which are beyond our control. In addition, to the extent that we have quoted prices to customers and accepted customer orders for products prior to purchasing necessary raw materials, or have existing contracts, we may be unable to raise the price of products to cover all or part of the increased cost of the raw materials.

<page 7>

The Specialty Chemicals Segment uses significant quantities of a variety of specialty and commodity chemicals in its manufacturing processes which are subject to price and availability fluctuations. Any significant variations in the cost and availability of our specialty and commodity materials may negatively affect our business, financial condition or results of operations. The raw materials we use are generally available from numerous independent suppliers. However, some of our raw material needs are met by a sole supplier or only a few suppliers. If any supplier that we rely on for raw materials ceases or limits production, we may incur significant additional costs, including capital costs, in order to find alternate, reliable raw material suppliers. We may also experience significant production delays while locating new supply sources. Purchase prices and availability of these critical raw materials are subject to volatility. Some of the raw materials used by this Segment are derived from petrochemical-based feedstocks, such as crude oil and natural gas, which have been subject to historical periods of rapid and significant movements in price. These fluctuations in price could be aggravated by factors beyond our control such as political instability, and supply and demand factors, including OPEC production quotas and increased global demand for petroleum-based products. At any given time we may be unable to obtain an adequate supply of these critical raw materials on a timely basis, on price and other terms acceptable, or at all. If suppliers increase the price of critical raw materials, we may not have alternative sources of supply. We selectively pass changes in the prices of raw materials to our customers from time-to-time. However, we cannot always do so, and any limitation on our ability to pass through any price increases could affect our financial performance.

We rely upon third parties for our supply of energy resources consumed in the manufacture of our products in both of our Segments. The prices for and availability of electricity, natural gas, oil and other energy resources are subject to volatile market conditions. These market conditions often are affected by political and economic factors beyond our control. Disruptions in the supply of energy resources could temporarily impair the ability to manufacture products for customers. Further, increases in energy costs that cannot be passed on to customers, or changes in costs relative to energy costs paid by competitors, has and may continue to adversely affect our profitability.

Competition. We actively compete with companies producing the same or similar products and, in some instances, with companies producing different products designed for the same uses. We encounter competition from both domestic and foreign sources in price, delivery, service, performance, product innovation and product recognition and quality, depending on the product involved. For some of our products, our competitors are larger and have greater financial resources and less debt than we do. As a result, these competitors may be better able to withstand a change in conditions within the industries in which we operate, a change in the prices of raw materials or a change in the economy as a whole. Our competitors can be expected to continue to develop and introduce new and enhanced products and more efficient production capabilities, which could cause a decline in market acceptance of our products. Current and future consolidation among our competitors and customers also may cause a loss of market share as well as put downward pressure on pricing. Our competitors could cause a reduction in the prices for some of our products as a result of intensified price competition. Competitive pressures can also result in the loss of major customers. If we cannot compete successfully, our business, financial condition and consolidated results of operations could be adversely affected.

Environmental Issues. The applicability of numerous environmental laws to our manufacturing facilities could cause us to incur material costs and liabilities. We are subject to federal, state, and local environmental, safety and health laws and regulations concerning, among other things, emissions to the air, discharges to land and water and the generation, handling, treatment and disposal of hazardous waste and other materials. Under certain environmental laws, we can be held strictly liable for hazardous substance contamination of any real property we have ever owned, operated or used as a disposal site. We are also required to maintain various environmental permits and licenses, many of

<page 8>

which require periodic modification and renewal. Our operations entail the risk of violations of those laws and regulations, and we cannot assure you that we have been or will be at all times in compliance with all of these requirements. In addition, these requirements and their enforcement may become more stringent in the future. Although we cannot predict the ultimate cost of compliance with any such requirements, the costs could be material. Non-compliance could subject us to material liabilities, such as government fines, third-party lawsuits or the suspension of non-compliant operations. We also may be required to make significant site or operational modifications at substantial cost. Future developments also could restrict or eliminate the use of or require us to make modifications to our products, which could have a significant negative impact on our results of operations and cash flows. At any given time, we are involved in claims, litigation, administrative proceedings and investigations of various types involving potential environmental liabilities, including cleanup costs associated with hazardous waste disposal sites at our facilities. We cannot assure you that the resolution of these environmental matters will not have a material adverse effect on our results of operations or cash flows. The ultimate costs and timing of environmental liabilities are difficult to predict. Liability under environmental laws relating to contaminated sites can be imposed retroactively and on a joint and several basis. We could incur significant costs, including cleanup costs, civil or criminal fines and sanctions and third-party claims, as a result of past or future violations of, or liabilities under, environmental laws. For additional information related to environmental matters, see Note G to the Consolidated Financial Statements.

Facilities Operations. We are dependent upon the continued safe operation of our production facilities. In our Specialty Chemicals Segment, these production facilities are subject to hazards associated with the manufacture, handling, storage and transportation of chemical materials and products, including leaks and ruptures, explosions, fires, inclement weather and natural disasters, unscheduled downtime and environmental hazards which could result in liability for workplace injuries and fatalities. In addition, some of our production facilities are highly specialized, which limits our ability to shift production to other facilities in the event of an incident at a particular facility. If a production facility, or a critical portion of a production facility, were temporarily shut down, we likely would incur higher costs for alternate sources of supply for our products. We cannot assure you that we will not experience these types of incidents in the future or that these incidents will not result in production delays or otherwise have a material adverse effect on our business, financial condition or results of operations.

Collective Bargaining Agreements. Certain of our employees in the Metals Segment are covered by collective bargaining agreements, and the failure to renew these agreements could result in labor disruptions and increased labor costs. We have 246 employees represented by unions at the Bristol, Tennessee facility, or 57 percent of the total employees of the Company. They are represented by two locals affiliated with the AFL-CIO and one local affiliated with the Teamsters. Collective bargaining contracts will expire in February 2009, December 2009 and March 2010. Although we believe that our present labor relations are satisfactory, our failure to renew these agreements on reasonable terms as the current agreements expire could result in labor disruptions and increased labor costs, which could adversely affect our financial performance.

Financial Risks. The limits imposed on us by the restrictive covenants contained in our credit facilities could prevent us from obtaining adequate working capital, making acquisitions or capital improvements, or cause us to lose access to our facilities. Our existing credit facilities contain restrictive covenants that limit our ability to, among other things, borrow money or guarantee the debts of others, use assets as security in other transactions, make investments or other restricted payments or distributions, change our business or enter into new lines of business, and sell or acquire assets or merge with or into other companies. In addition, our credit facilities require us to meet financial ratios which could limit our ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict our financing activities. Our ability to comply with the covenants and other terms of our credit facilities
<page 9>

will depend on our future operating performance. If we fail to comply with such covenants and terms, we will be in default and the maturity of the related debt could be accelerated and become immediately due and payable. We may be required to obtain waivers from our lender in order to maintain compliance under our credit facilities, including waivers with respect to our compliance with certain financial covenants. If we are unable to obtain any necessary waivers and the debt under our credit facilities is accelerated, our financial condition would be adversely affected.

We may not have access to capital in the future. We may need new or additional financing in the future to expand our business or refinance existing indebtedness. If we are unable to access capital on satisfactory terms and conditions, we may not be able to expand our business or meet our payment requirements under our existing credit facilities. Our ability to obtain new or additional financing will depend on a variety of factors, many of which are beyond our control. We may not be able to obtain new or additional financing because we may have substantial debt or because we may not have sufficient cash flow to service or repay our existing or future debt. In addition, depending on market conditions and our financial performance, equity financing may not be available on satisfactory terms or at all.

Insurance. We have maintained various forms of insurance, including insurance covering claims related to our properties and risks associated with our operations. Our existing property and liability insurance coverages contain exclusions and limitations on coverage. From time-to-time, in connection with renewals of insurance, we have experienced additional exclusions and limitations on coverage, larger self-insured retentions and deductibles and higher premiums, primarily from our Specialty Chemicals operations. As a result, in the future our insurance coverage may not cover claims to the extent that it has in the past and the costs that we incur to procure insurance may increase significantly, either of which could have an adverse effect on our results of operations.

Product Development. We believe that we must continue to enhance our existing products and to develop and manufacture new products with improved capabilities in order to continue to be a market leader. We also believe that we must continue to make improvements in our productivity in order to maintain our competitive position. When we invest in new technologies, processes, or production capabilities, we face risks related to construction delays, cost over-runs and unanticipated technical difficulties. Our inability to anticipate, respond to or utilize changing technologies could have a material adverse effect on our business and our consolidated results of operations.

Acquisitions and Dispositions. We have historically utilized acquisitions and dispositions in an effort to strategically position our businesses and improve our ability to compete. We plan to continue to do this by seeking specialty niches, acquiring businesses complementary to existing strengths and continually evaluating the performance and strategic fit of our existing business units. We consider acquisition, joint ventures, and other business combination opportunities as well as possible business unit dispositions. From time-to-time, management holds discussions with management of other companies to explore such opportunities. As a result, the relative makeup of the businesses comprising our Company is subject to change. Acquisitions, joint ventures, and other business combinations involve various inherent risks, such as: assessing accurately the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition or other transaction candidates; the potential loss of key personnel of an acquired business; our ability to achieve identified financial and operating synergies anticipated to result from an acquisition or other transaction; and unanticipated changes in business and economic conditions affecting an acquisition or other transaction.

Internal Control. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
<page 10>

Item 1B Unresolved Staff Comments

Not applicable.

Item 2 Properties

The Company operates the major plants and facilities listed below, all of which are in adequate condition for their current usage. All facilities throughout the Company are adequately insured. The buildings are of various types of construction including brick, steel, concrete, concrete block and sheet metal. All have adequate transportation facilities for both raw materials and finished products. The Company owns all of these plants and facilities, except the dye blending and warehouse facilities located in Dalton, Ga.
Location	Principal Operations	Building Square Feet	Land Acres
Spartanburg, SC	Corporate headquarters; Chemical manufacturing and warehouse facilities	211,000	60.9
Cleveland, TN	Chemical manufacturing	90,000	8.6
Greensboro, NC
Chemical manufacturing (1)
		57,000	3.7
Bristol, TN	Manufacturing of stainless steel pipe and stainless steel piping systems	218,000	73.1
Dalton, GA	Dye blending and warehouse facilities (2)	32,000	2.0
Augusta, GA	Chemical manufacturing(3)	52,500	46.0

(1) Plant closed in March 2006 and currently held for sale.

(2) Leased facility.
(3) Plant closed in 2001.

Item 3 Legal Proceedings

For a discussion of legal proceedings, see Notes G and M to the Consolidated Financial Statements.

Item 4 Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

<page 11>

PART II

Item 5 Market for the Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company had 935 common shareholders of record at December 31, 2005. The Company's common stock trades on the NASDAQ National Market System of The NASDAQ Stock Market and changed its trading symbol to SYNL effective October 6, 2003. In 2001, the Company's Board of Directors voted to suspend cash dividends, and on December 13, 2005, the Company entered into a new credit agreement which allows the payment of dividends replacing the prior facility which prohibited their payment. The prices shown below are the high and low sales prices for the common stock for each full quarterly period in the last two fiscal years as quoted on The NASDAQ National Market System.

	2005		2004
Quarter	High	Low	High	Low
1	$ 10.57	$ 9.10	$ 8.69	$ 6.52
2	12.34	9.43	10.62	6.70
3	11.64	9.27	10.75	9.25
4	11.25	9.20	10.75	9.40

The information required by Item 201(d) of Regulation S-K is set forth under Part III, Item 12 of this Form 10-K. Pursuant to the compensation arrangement with directors discussed under Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in this Form 10-K, on April 28, 2005, the Company issued to each of its directors, except Ralph Matera, 2,195 shares of its common stock (an aggregate of 10,975 shares). On January 23, 2006, the Company issued 549 shares to Ralph Matera as compensation for his service as a director for the fourth quarter of 2005. Issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because no public offering was involved. During the fiscal year ended December 31, 2005, the Registrant issued shares of common stock to the following classes of persons upon the exercise of options issued pursuant to the Registrant's 1998 Stock Option Plan. Issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering.
Date Issued	Class of Purchasers	Number of Shares Issued	Aggregate Exercise Price
2/9/2005	Officers and Employees	7,200	$ 41,918
2/28/2005	Officers and Employees	16,366	$ 99,996
4/1/2005	Officers and Employees	3,200	$ 14,880
5/16/2005	Officers and Employees	32,732	$ 199,993
5/23/2005	Officers and Employees	3,100	$ 19,065
6/6/2005	Officers and Employees	4,400	$ 25,724
6/9/2005	Officers and Employees	1,600	$ 7,440
6/17/2005	Officers and Employees	2,400	$ 11,160
7/20/2005	Officers and Employees	1,600	$ 7,440
8/2/2005	Officers and Employees	16,366	$ 99,996
8/23/2005	Officers and Employees	42,736	$ 243,345
10/26/2005	Officers and Employees	6,150	$ 40,223
		--------------	--------------
		137,850	$ 811,180
		========	========

<page 12>

Item 6 Selected Financial Data

(Dollar amounts in thousands except for per share data)
Selected Financial Data and Other Financial Information

	2005	2004	2003	2002	2001
Operations
Net sales	$128,927	$99,839	$80,408	$74,351	$76,986
Gross profit	16,781	13,976	8,389	6,174	8,461
Selling, general & administrative expense	10,369	9,432	8,177	8,001	7,975
Asset impairment & environmental costs	-	-	490	481	-
Operating income (loss)	6,412	4,544	(278)	(2,308)	486
Net income (loss) continuing operations	5,147	2,274	(580)	(1,633)	(17)
Net loss discontinued operations	(51)	(1,100)	(840)	(2,975)	(307)
Net income (loss)	5,096	1,174	(1,421)	(4,843)	(318)
Financial Position
Total assets	70,982	71,202	64,925	59,966	69,759
Working capital	28,664	35,088	28,706	20,060	21,141
Long-term debt, less current portion	8,091	21,205	18,761	10,000	10,000
Shareholders' equity	39,296	33,930	32,556	33,874	38,949
Financial Ratios
Current ratio	2.5	3.8	3.5	2.5	2.2
Gross profit to net sales	13%	14%	10%	8%	11%
Long-term debt to capital	17%	38%	37%	23%	20%
Return on average assets	7%	3%	-	-	-
Return on average equity	14%	7%	-	-	-
Per Share Data (income/(loss) - diluted)
Net income (loss) continuing operations	$.84	$.37	$(.10)	$(.27)	$-
Net loss discontinued operations	(.01)	(.18)	(.14)	(.50)	(.05)
Net income (loss)	.83	.19	(.24)	(.81)	(.05)
Dividends declared and paid	-	-	-	-	.15
Book value	6.43	5.64	5.44	5.68	6.53
Other Data
Depreciation and amortization	2,862	3,068	2,976	2,981	2,824
Capital expenditures	3,246	2,313	1,325	2,035	6,280
Employees at year end	434	442	470	406	472
Shareholders of record at year end	935	1,009	1,039	1,082	1,120
Average shares outstanding - diluted	6,139	6,142	5,997	5,964	5,965
Stock Price
Price range of Common Stock
High	$12.34	$10.75	$8.54	$5.05	$7.65
Low	9.10	6.52	3.96	1.69	2.95
Close	10.46	9.90	6.92	4.13	3.60

<page 13>

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

As noted in Note G to the Consolidated Financial Statements, the Company has accrued $715,000 in environmental remediation costs which, in management's best estimate, will satisfy anticipated costs of known remediation requirements as outlined in Note G. As a result of the evolving nature of the environmental regulations, the difficulty in estimating the extent and remedy of environmental contamination, and the availability and application of technology, the estimated costs for future environmental compliance and remediation are subject to uncertainties and it is not possible to predict the amount or timing of future costs of environmental matters which may subsequently be determined. Subject to the difficulty in estimating future environmental costs, the Company believes that the likelihood of material losses in excess of the amounts recorded is remote. However, any changes, including regulatory changes, may require the Company to record additional remediation reserves.

As noted in Notes B and O to the Consolidated Financial Statements, the Company has recorded asset impairment charges under SFAS 144 in 2004 and 2003 including a $581,000 charge in 2004 as part of the loss recognized for discontinued operations. Based on assessments performed in 2005 on the continuing assets of the Company, which indicated no write-downs were deemed necessary, the Company believes that it is unlikely that these types of impairment charges will continue to occur. However, if business conditions at any of the plant sites were to deteriorate to an extent where cash flows and other impairment measurements indicate values for the related long-lived assets are less than the carrying values of those assets, additional impairment charges may be necessary.

Liquidity and Capital Resources

Cash flows provided by operations during 2005 totaled $15,425,000, $11,443,000 provided by continuing operations and $3,983,000 provided by discontinued operations. This compares to cash flows provided by operations in 2004 totaling $620,000, $4,397,000 provided by discontinued operations offset by $3,776,000 used in continuing operations. As a result, cash flows from 2005

<page 14>

continuing operations increased $14,379,000 from the 2004 amount. Inventories declined $1,868,000 in 2005 after increasing $7,836,000 in 2004. Throughout 2004, the Metals Segment experienced raw material cost increases, primarily in the form of surcharges on stainless steel purchases and had on hand a higher than normal amount of inventory units at year end causing the significant increase in 2004. The increases in raw material costs continued through the first six months of 2005, then stabilized over the last six months. In addition, the Segment completed a planned reduction in 2005 of inventory units to a more acceptable level which resulted in the net reduction in inventory dollars at 2005 year end. Accounts receivable increased $7,825,000 in 2005 compared to increasing $3,238,000 in 2004. The increases came primarily from the significant improvement in sales experienced in both 2005, up 29 percent, and 2004, up 24 percent, over prior year amounts, as both operating Segments responded to rising raw material and operating costs with higher selling prices, coupled to a lesser extent by selling more unit volumes. Accounts payable increased $3,105,000 in 2005 compared to an increase of $399,000 in 2004. The 2005 increase came primarily from increases in the costs of raw materials discussed above combined with the timing of receipt and payment of stainless steel raw materials by the Metals Segment in 2005 compared to 2004. Cash flows were also generated by the receipt of $4,483,000 from the anti-dumping settlement of which $1,866,000 was paid out in January 2006, discussed in the Results of Operations below. Accrued income taxes of $1,721,000 accrued against 2005 earnings increased $1,711,000 in 2005 which the Company expects to pay in the first quarter of 2006. Finally, cash flows were positively impacted by net income from continuing operations of $8,009,000 before depreciation and amortization expense of $2,862,000 compared to $5,342,000 generated in 2004. The cash flows provided by discontinued operations were derived from declines in accounts receivable and inventories offset by a decrease in accounts payable totaling $2,862,000, $3,287,000 and $1,131,000, respectively. The cash flows were generated from the liquidation of the net assets realted to the sale of the Company's dye business at the end of 2004 as discussed in the Discontinued Operations discussion below. The net effect of the items described above was to increase current liabilities by $6,724,000 which also caused working capital for 2005 to decrease by $6,424,000 to $28,664,000 from the amount in 2004, of which $4,034,000 of the decrease came from discontinued operations. The current ratio for the year ended December 31, 2005, also declined to 2.5:1 from the year-end ratio of 3.8:1 in 2004. Based on the payment dates of many of the liabilities described above, the Company expects to utilize its revolving line of credit during the first quarter of 2006 to provide funds for payment of the liabilities which should bring the working capital level and current ratio more in line with historical levels while increasing the amount of long-term debt outstanding.

The Company utilized the cash flows generated in 2005 to pay down its debt by $12,648,000 and fund capital expenditures of $3,246,000. The Company expects that cash flows from 2006 operations and available borrowings will be sufficient to make debt payments and fund estimated capital expenditures of $3,600,000 and normal operating requirements. On December 13, 2005, the Company entered into a Credit Agreement with a lender to provide a $27,000,000 line of credit expiring on December 31, 2010, and refinanced the Company's existing bank indebtedness. The Agreement provides for a revolving line of credit of $20,000,000, which includes a $5,000,000 sub-limit for swing-line loans requiring additional pre-approval by the bank, and a five-year $7,000,000 term loan requiring equal quarterly payments of $117,000 with a balloon payment at the expiration date. Borrowings under the revolving line of credit are limited to a borrowing base calculation including eligible accounts receivable, inventories, and cash surrender value of the Company's life insurance as defined in the Agreement. As of December 31, 2005, the amount available for borrowing was $15,000,000 of which $1,557,000 was borrowed leaving $13,443,000 of availability. Borrowings under the Credit Agreement are collateralized by substantially all of the assets of the Company. At December 31, 2005, the Company was in compliance with its debt covenants which include, among others, maintaining certain EBITDA, fixed charge and tangible net worth amounts.

<page 15>

Results of Operations

Comparison of 2005 to 2004

The Company generated net income from continuing operations of $5,147,000, or $.84 per share, on a 29 percent sales increase to $128,927,000. This compares to net income from continuing operations of $2,274,000, or $.37 per share, on a 24 percent sales increase to $99,839,000 in 2004. For the fourth quarter of 2005, the Company had net income from continuing operations of $2,081,000, or $.34 per share, on a 45 percent increase in sales to $35,285,000, compared to net income for the fourth quarter of 2004 of $714,000, or $.12 per share, on a 12 percent increase in sales to $24,308,000. The Company recorded a net loss from discontinued operations of $51,000, or $.01 per share, for both the year and first six months of 2005, compared to net losses of $1,100,000, or $.18 per share, and $673,000, or $.11 per share, for the year and fourth quarter of 2004, respectively. As a result, the Company had net income of $5,096,000, or $.83 per share, compared to net income of $1,174,000, or $.19 per share, for 2004 and net income of $2,081,000, or $.34 per share, for the fourth quarter of 2005 compared to net income of $40,000, or $.01 per share, for the fourth quarter of 2004.

Consolidated gross profits increased by $2,805,000 in 2005 compared to 2004, however as a percent of sales they declined one percent to 13 percent of sales in 2005 compared to 2004. Substantially all of the increase in dollars came from the Metals Segment and the one percent percentage decline came from the Specialties Chemicals Segment as discussed in the Segment comparisons below. Consolidated selling, general and administrative expense for 2005 increased $937,000 to $10,369,000 compared to 2004, but declined as a percent of sales to eight percent in 2005 compared to nine percent in 2004. The dollar increase came primarily from a combination of profit incentives paid in the Metals Segment, increased general insurance expense, and an increase in unallocated corporate expenses and the recording of environmental charges discussed in Comparison of Corporate Expenses below.

Consolidated operating results for 2005 were significantly impacted by several transactions that were recorded during the fourth quarter. In December of 2005, the Company, along with several other domestic stainless steel pipe producers, received funds from the settlement of an anti-dumping duty order against a foreign producer and importer of stainless steel pipe issued under the Continued Dumping and Subsidy Offset Act. The order covered the period from June 22, 1992 to November 30, 1994. As a result the Company recorded a gain of $2,542,000. The Company's OP subsidiary has an $840,000 note receivable from an affiliated company in which OP owns 45 percent. The affiliated company has as its primary asset a minority investment in a Chinese pigment plant under a joint venture agreement that expires in 2008 from which OP purchases some of its raw materials. The joint venture had been profitable since 1998, but is expected to report an operating loss for 2005 and has indicated that market and operating conditions are not expected to improve and it is anticipating incurring losses going forward. Based on the current and anticipated operating losses of the joint venture and other factors the Company was able to ascertain, the likelihood that the affiliated company will be able to repay the note receivable is unlikely. The receivable was written off at December 31, 2005 and the $840,000 loss was included in other expense. Included in selling and administrative expense is a $300,000 environmental accrual recorded at year end to provide for remediation of ground contamination at the Company's Augusta, Georgia plant which was closed in 2001. Reference should be made to Notes B and G to the Consolidated Financial Statements.

Comparison of 2004 to 2003

The Company generated net earnings from continuing operations of $2,274,000, or $.37 per share, on a 24 percent sales increase to $99,839,000 in 2004. This compares to a loss from continuing operations of $580,000, or $.10 per share, in 2003. For the fourth quarter of 2004, the Company had
<page 16>

earnings from continuing operations of $714,000, or $.12 per share, compared to a loss from continuing operations of $508,000, or $.08 per share, on a 12 percent increase in sales to $24,308,000. The Company recorded losses from discontinued operations of $1,100,000, or $.18 per share, and $673,000, or $.11 per share, for the year and fourth quarter of 2004, respectively, compared to net losses of $840,000, or $.14 per share, and $764,000, or $.13 per share for the same periods of 2003. As a result, the Company earned $1,174,000, or $.19 per share, for 2004 and $40,000, or $.01 per share, for the fourth quarter of 2004 compared to a loss in 2003 of $1,421,000, or $.24 per share, and a loss of $1,272,000, or $.21 per share, for the fourth quarter of 2003.

Consolidated gross profits improved to 14 percent of sales in 2004 compared to ten percent experienced in 2003 coming primarily from the Metals Segment as discussed in the Metals Segment 2004 to 2003 comparisons below. Consolidated selling, general and administrative expense for 2004 increased $1,255,000 to $9,432,000 compared to 2003, but declined as a percent of sales to nine percent in 2004 from ten percent in 2003. The dollar increase came primarily from a combination of profit incentives paid in the Metals Segment and the recording of environmental charges in corporate expenses discussed in the Comparison of Corporate Expenses for 2004 to 2003 below.

Metals Segment-- The following table summarizes operating results and backlogs for the three years indicated. Reference should be made to Note P to the Consolidated Financial Statements.
	2005		2004		2003
(Amount in thousands)	Amount	%	Amount	%	Amount	%

Net Sales	$ 84,051	100.0%	$ 62,565	100.0%	$ 48,674	100.0%

Cost of goods sold	72,742	86.5%	53,950	86.2%	44,086	90.6%
	-------------	---------	-------------	---------	-------------	---------
Gross profit	11,309	13.5%	8,615	13.8%	4,588	9.4%

Selling and administrative
expense	4,494	5.3%	4,038	6.5%	3,285	6.7%
	-------------	---------	-------------	---------	-------------	---------

Operating income (loss)	$ 6,815	8.1%	$ 4,577	7.3%	$ 1,303	2.7%
	=======	=====	=======	=====	=======	=====
Year-end backlogs -
Piping systems	$ 20,100		$ 11,500		$ 6,700
	=======	=====	=======	=====	=======	=====

Comparison of 2005 to 2004 - Metals Segment

The Metals Segment accomplished noteworthy sales growth of 34 percent for the year and 51 percent for the fourth quarter of 2005 compared to a year earlier. The increases resulted from a combination of 33 percent and three percent higher average selling prices and one percent and 49 percent higher unit volumes for the year and fourth quarter, respectively. Gross profit for the Segment improved $2,694,000, or 31 percent, and remained basically unchanged at 13.5 percent of sales for 2005 compared to 13.8 percent in 2004. In the fourth quarter of 2005 compared to 2004, gross profit increased $216,000 or nine percent, but decreased 4.5 percent of sales to 11.3 percent from the fourth quarter of 2004. During the first six months of 2005, surcharges paid on stainless steel raw materials increased steadily and the Segment was able to increase selling prices to pass on the increased costs. Because of the steadily increasing raw material costs and selling prices experienced throughout 2004 and the first half of 2005, the Segment generated higher profits from selling lower cost inventories. However, because raw material costs and selling prices stabilized in the second half of 2005, the profits realized from this source in the third and fourth quarters of 2005 were substantially less than profits
<page 17>

realized in 2004 as well as the first two quarters of 2005. The significant increase in unit volume experienced in the fourth quarter came primarily from commodity pipe sales as management focused on improving its market share of commodity pipe. This change in product mix to a higher level of commodity pipe also contributed to the lower margins experienced in the fourth quarter of 2005. Sales of higher margin specialty alloy pipe improved steadily throughout 2005 as unit volumes increased over the same quarter of the prior year for six consecutive quarters starting in the third quarter of 2004. In addition, piping systems benefited from its strong backlog as sales and profitability increased each quarter in 2005 compared to the preceding quarter.

Selling and administrative expense increased $456,000, or 11 percent in 2005 when compared to 2004, but declined to five percent of sales in 2005 compared to seven percent of sales in 2004. The increase in dollars came primarily from increases in profit based incentives, sales commissions from increased sales, and an increase in general insurance expense. As a result of all of the factors listed above, the Segment experienced significant sales and profit improvement for the year compared to 2004, as the Segment achieved a 49 percent increase in operating income for 2005 and a seven percent increase in the fourth quarter compared to the same periods in 2004.

Comparison of 2004 to 2003 - Metals Segment

Dollar sales increased 29 percent for the year and 12 percent for the fourth quarter of 2004 from the same periods of 2003. The increase for 2004 resulted from 42 percent higher average selling prices partially offset by seven percent lower unit volumes. The increase for the fourth quarter of 2004 resulted from 77 percent higher average selling prices offset by 36 percent lower unit volumes. Surcharges paid on stainless steel raw materials increased throughout the year increasing from an average of about $.38 per pound in December 2003 to an average of about $.78 per pound in December 2004. The Segment was able to pass through most of these cost increases, which accounted for most of the increase in selling prices, and benefited throughout 2004 from selling price increases implemented to offset the continued increases in surcharges included in raw material costs. Because of the steadily increasing raw material and selling prices experienced throughout 2004, the Segment generated higher profits from selling lower cost inventories, which contributed to the significant gross profit improvement experienced for the year and fourth quarter or 2004 compared to the same periods of 2003. The most noteworthy accomplishment in the Segment's pipe business in 2004 was a 72 percent increase in special alloy sales which rose to 21 percent of pipe sales. As of 2004, this was the highest level ever achieved and was the result of the Segment's focus on developing more non-commodity pipe business where profit margins are higher. Although the piping systems business had a loss for 2004, after experiencing three consecutive quarters of losses in 2004, piping systems generated an operating profit for the fourth quarter. The fourth quarter was the first one in 2004 where customers' scheduling requirements allowed piping systems to get a sufficient amount of work into the shop to enable the operation to operate profitably for the quarter. Piping systems' backlog ended the year at $11,500,000, compared to a $6,700,000 backlog at the end of 2003.

Selling and administrative expense increased $753,000, or 23 percent in 2004 when compared to 2003, but remained at seven percent of sales. The increase in dollars came primarily from increases in profit based incentives, sales commissions from increased sales, and bad debt expense. The Company increased its reserves for bad debts to offset exposure from the higher level of accounts receivable consistent with the increase in sales activity experienced through 2004.

<page 18>

Specialty Chemicals Segment-- The following tables summarize operating results for the three years indicated. Reference should be made to Note P to the Consolidated Financial Statements.
	2005		2004		2003
(Amount in thousands)	Amount	%	Amount	%	Amount	%

Net Sales	$ 44,876	100.0%	$ 37,274	100.0%	$ 31,734	100.0%

Cost of goods sold	39,403	87.8%	31,913	85.6%	27,932	88.0%
	-------------	---------	-------------	---------	-------------	---------
Gross profit	5,473	12.2%	5,361	14.4%	3,802	12.0%

Selling and administrative
Expense	3,834	8.5%	3,822	10.3%	3,910	12.3%

Long-lived asset impairment cost	-	-	-	-	490	1.5%
	-------------	---------	-------------	---------	-------------	---------

Operating income (loss)	$ 1,639	3.7%	$ 1,539	4.1%	$ (598)	(1.8%)
	======	=====	======	=====	======	=====

Comparison of 2005 to 2004- Specialty Chemicals Segment

The Specialty Chemicals Segment produced strong sales growth of 20 percent and 33 percent for the year and fourth quarter of 2005, respectively. Gross profit for the Segment improved $112,000, or two percent, but decreased as a percent of sales 2.2 percent to 12.2 percent from 2004's percentage. In the fourth quarter of 2005 compared to 2004, gross profit increased $191,000 or 20 percent, and decreased as a percent of sales 1.2 percent to 10.3 percent from the fourth quarter of 2004. The Segment experienced favorable business conditions throughout 2005 as demand for its products remained strong. The profit improvement for the year did not keep pace with the sales growth because of increased raw material and operating costs coming primarily from the increase in crude oil prices negatively impacting oil-based raw material costs and utility and transportation costs. Although the Segment implemented selling price increases throughout the year, it was unable to increase prices consistent with the increases in manufacturing costs which caused an erosion of gross profits. Also impacting profitability was the effect of changes in product mix and expenses, including contract tolling, at the Spartanburg plant related to new products and upgrading of the staff in expectation of higher production levels in 2006. The Spartanburg location lost a high margin tolling contract in 2005 that also hurt profitability at the plant. Although the Segment was able to add several new contracts in Spartanburg during the fourth quarter of 2005, they were not placed in production long enough to offset the lost profits.

Selling and administrative expense remained relatively flat in 2005 compared to 2004, and declined as a percent of sales to nine percent in 2005 compared to ten percent in 2004 resulting from management's efforts to maintain an even level of sales and administrative expense to offset the higher manufacturing costs the Segment is experiencing. Management was pleased with the overall performance of the Segment, considering the negative impact of steadily rising raw material and operating costs experienced throughout 2005, as operating income increased slightly to $1,639,000 and $265,000 for the year and fourth quarter of 2005, respectively, compared to $1,539,000 and $134,000 for the same periods of 2004.

Comparison of 2004 to 2003- Specialty Chemicals Segment

Sales were up $5,540,000, or 17 percent, gross profits increased $1,559,000, or 41 percent, and
<page 19>

operating income was $1,539,000 compared to a loss of $598,000 in 2004 compared to 2003, respectively. Favorable market conditions for most of the Segments' products and new product development at the Spartanburg location accounted for the increase in sales. The 41 percent increase in gross profits in 2004 compared to 2003 resulted from improved profitability at all three of the chemical plants, and from a $481,000 inventory charge in 2003 at the Greensboro plant discussed below. Unlike 2003, the Segment was able to pass some of the higher operating costs during 2004, especially energy costs, to its customers which allowed the Segment to generate additional margin contribution from the increased sales volume. For the fourth quarter of 2004, sales were up $830,000, or 11 percent and gross profits increased $610,000, or 167 percent compared to 2003. Fourth quarter operating income was $146,000 compared to a loss of $1,120,000 in the fourth quarter of 2003. The modest level of profitability in the fourth quarter of 2004 was caused primarily by poor results at the Spartanburg plant because of the low level of contract campaigns. This location has often had volatility in its production levels quarter to quarter because of the customers' scheduling requirements. Included in operating income in the fourth quarter of 2003 were a $481,000 inventory charge and a $490,000 impairment loss. The Segment's pigment business located in Greensboro, North Carolina, experienced a significant downturn in textile business during the last six months of 2003 incurring losses during that period. Although the non-textile portion of the pigment business was growing, it was not expanding fast enough to offset the declining textile business. The reduced volume did not produce sufficient contribution margin to offset operating costs causing the losses. As a result of lost business, mainly from customers closing their operations, the location accumulated excessive inventories with few or no customers available to systematically sell off and or blend off the inventory. As a result, a $481,000 inventory charge was recorded in the fourth quarter of 2003. Also during the fourth quarter of 2003, the Company completed an impairment assessment on the plant and equipment located at Greensboro and based on the results of the assessment, recorded a $490,000 impairment loss. See Note B to the Consolidated Financial Statements.

Selling and administrative expense declined $88,000 in 2004 compared to 2003, and declined as a percent of sales to ten percent in 2004 compared to 12 percent in 2003. The decline came primarily from reduced bad debt expense at OP caused by the need to increase bad debt reserves in 2003 to account for several customer bankruptcies.

For information related to environmental matters, see Note G to the Consolidated Financial Statements.

Discontinued Operations

On July 23, 2003 the Company purchased certain assets of Rite Industries. These assets along with Synalloy's existing textile dye business were placed in a newly formed subsidiary of the Company called Blackman Uhler, LLC (BU Colors) of which 75 percent was owned by the Company. The acquisition provided a new customer base in the paper and other non-textile industries. Total cost of the acquisition was $200,000 and the Company funded the acquisition with available cash. As a result of the continuing downward trends in the textile industry and poor financial performance of the textile dye business, the Company decided at the end of the fourth quarter of 2003 to divest the liquid dye portion of its dye business servicing the textile industry, and began downsizing the remaining dye business. In the fourth quarter of 2003, a $290,000 inventory charge was recorded to cost of goods sold to write down inventories related to the liquid dye product lines. On March 25, 2004, the Company entered into an agreement to sell the liquid dye business composed of vat, sulfur, liquid disperse and liquid reactive dyes with annual sales of approximately $4,500,000 for approximately its net book value, and several customers and related products of the remaining textile dye business were rationalized. Business conditions in the remaining dye business were poor throughout 2004, especially in the first six months, as BU Colors experienced operating losses in every quarter of 2004. In the third quarter of 2004, the Company decided to attempt to sell the remaining dye business and on December 28, 2004, entered into a purchase agreement to sell the dye business. The transaction closed on January 31, 2005. The
<page 20>

terms included the sale of the inventory of BU Colors along with certain equipment and other property associated with the business being sold, and the licensing of certain intellectual property, for a purchase price of approximately $4,872,000 of which $4,022,000 was paid at closing, and the balance of $850,000 was to be paid over time based on the operations of the purchaser. On January 17, 2006, the Company and the purchaser amended the purchase agreement replacing the periodic purchase price payments for a one-time payment of $400,000 which was received on January 18, 2006, and was reclassified to a current note receivable in the financial statements at December 31, 2005. As a result of the sale of the dye business in 2004, the Company has discontinued the operations of BU Colors and has presented the financial information of BU Colors as discontinued operations, including restating 2003. In December of 2004, the Company completed an impairment assessment in accordance with FAS No. 144, on the plant and equipment located at the Spartanburg facility related to the BU Colors operations. As a result, the Company recognized an impairment loss of $581,000 from the write down of plant and equipment. Reference should be made to Notes B and O to the Consolidated Financial Statements.

Unallocated Income and Expense

Reference should be made to Note P to the Consolidated Financial Statements for the schedule that includes these items.

Comparison of 2005 to 2004 - Corporate

Corporate expense increased $470,000, or 30 percent, to $2,042,000 for 2005 compared to 2004. The increase resulted primarily from environmental expenses of $719,000, compared to $572,000 in 2004, which includes accruing environmental remediation costs of $311,000 at the Spartanburg facility and $300,000 at the Augusta facility, closed in 2001. Reference should be made to Note G to the Consolidated Financial Statements. Also contributing to the increase were increased professional fees and general insurance expenses. Interest expense in 2005 decreased $147,000 in 2005 from 2004 from decreases in borrowings offset by increases in the prime interest rate under the lines of credit with a lender.

Comparison of 2004 to 2003 - Corporate

Corporate expense increased $589,000, or 60 percent, to $1,572,000 for 2004 compared to 2003. The increase resulted primarily from the addition of environmental expenses of $572,000 to accrue for $372,000 of environmental remediation costs in the fourth quarter of 2004 at the Spartanburg facility and from the recording of a $200,000 environmental charge in the second quarter of 2004 to reflect the settlement with the Environmental Protection Agency of the Company's obligation as a Potentially Responsible Party in the clean up of a waste disposal site. Reference should be made to Note G to the Consolidated Financial Statements. Interest expense in 2004 increased $131,000 in 2004 from 2003 from increases in borrowings and the prime interest rate under the lines of credit with a lender.

Current Conditions and Outlook

In the Metals Segment, piping systems' backlog continues at an excellent level, totaling $20,100,000 at the end of 2005 which is up 75 percent over the year earlier backlog of $11,500,000 and is expected to be completed in 2006. A significant amount of the increase came from an LNG project to be completed over the first half of 2006. Piping systems' backlog should continue to provide a level of sales for piping systems to operate profitably over the next several quarters. Specialty alloy sales continue to be strong and management remains optimistic about the current conditions that exist in the specialty alloy markets. The Segment has been successful in penetrating new markets, such as projects in the LNG and waste water industries, where management believes there is significant growth potential. If piping systems can continue to generate sufficient volume through its operations, and demand for commodity and special alloy piping continue at their current levels, management believes this Segment will continue to operate profitably.

<page 21>

In the Specialty Chemicals Segment, management is focusing on increasing sales volumes at the Spartanburg location and is anticipating adding new products throughout 2006. Included in this effort is a new line of fire retardant chemicals. Sales order activity for fire retardant products has increased steadily over 2005 to a variety of customers. Applications for this new line of chemicals include mattresses, furniture and home appliances, which are subject to Federal fire retardant regulations that will be implemented on July 1, 2007. Regulations already exist in California requiring mattress manufacturers to utilize fire retardant products that conform to the new regulations in their production process beginning on January 1, 2005. Qualifications of the Segment's products continue to have good success in each of the applications. In addition, these products offer a cost effective and safer alternative than certain compounds used in products currently servicing these industries. Based on the positive test results these products continue to achieve, management expects the demand for fire retardant products to continue to increase and grow into significant volumes by the end of 2006. The Segment moved OP's operations from Greensboro, NC to Spartanburg in the first quarter of 2006. The Greensboro plant has been closed and the Company has entered into a contract to sell the property which is expected to close in April of 2006. Management is not expecting to record any loss from the move as the anticipated profit from the sale of the property is expected to cover the cost of the move. Consolidating the two operations will provide operating efficiencies including lower operating costs, and coupled with the expected proprietary product growth, should reduce the Spartanburg plant's dependence on contract processing and reduce the volatility of its operating results. Assuming that management is successful in developing new business opportunities, including the proprietary products in its Spartanburg location, and that no significant downturn in the general economy occurs, management expects this Segment to continue its growth.

Excellent cash flow of $14,585,000 from operating activities and discontinued operations made it possible to finance the increased level of business activity while reducing debt by $12,648,000 during 2005. The Company ended the year in a very strong financial position, with debt equal to only 17 percent of capitalization (debt plus equity). The Company is well positioned to finance the growth that management is focused on achieving.

Item 7a Quantitative and Qualitative Disclosures About Market Risks

The Company is exposed to market risks from adverse changes in interest rates. In this regard, changes in U. S. interest rates affect the interest earned on the Company's cash and cash equivalents as well as interest paid on its indebtedness. Except as described below, the Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Company is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations.

Fair value of the Company's debt obligations, which approximated the recorded value, consisted of:

At December 31, 2005

$ 8,557,000 under a $27,000,000 line of credit expiring December 31, 2010 with a variable interest rate of 5.79 percent.

At January 1, 2005

$21,205,000 under a $23,000,000 line of credit expiring July 25, 2006 with an average variable interest rate of 4.95 percent.

The Company is a party to derivative instruments that are designated and qualify as hedges under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and related pronouncements. Cash flow and fair value hedges are hedges that eliminate the risk of changes in the fair values of assets, liabilities and certain types of firm

<page 22>

commitments. The Company's objective in using these instruments is to protect its earnings and cash flows from interest rate risks on its long-term indebtedness and fluctuations in the fair value of commodities used in the Company's stainless steel raw materials. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions. In this documentation, the Company specifically identifies the asset, liability and non-cancelable commitment that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to that item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis. The Company discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; when the derivative expires; when it is probable that the forecasted transaction will not occur; when a hedged firm commitment no longer meets the definition of a firm commitment; or when management determines that designation of the derivative as a hedge instrument is no longer appropriate.

Cash flow hedges are hedges that use simple derivatives to offset the variability of expected future cash flows. Variability can appear in floating rate liabilities and can arise from changes in interest rates. The Company uses an interest rate swap in which it pays a fixed rate of interest while receiving a variable rate of interest to change the cash flow profile of its variable-rate borrowing to match a fixed rate profile. The Company then designates this swap as a cash flow hedge of the associated variable-rate borrowing. As discussed in Note E to the Consolidated Financial Statements, the Company entered into a long-term debt agreement with its bank and pays interest based on a variable interest rate. To mitigate the variability of the interest rate risk, the Company entered into a hedge contract in February of 2006 with the bank, coupled with a third party who will pay a variable rate of interest (an "interest rate swap"). The interest rate swap is for $4,500,000 with a fixed interest rate of 5.27 percent, and runs from March 1, 2006 to December 31, 2010, which equates to the final payment amount and due date of the term loan. The Company has designated this swap as a cash flow hedge of the associated variable-rate borrowing. If, as expected, the derivative is perfectly effective in offsetting variable interest in the borrowing, changes in its fair value will be recorded in a separate component in equity, and then released to earnings contemporaneously with the earnings effects of the term loan.

In the ordinary course of business, the Company's income and cash flows may be affected by fluctuations in the price of nickel which is a component of stainless steel raw materials used in its production of stainless steel pipe. The Company is subject to raw material surcharges on the nickel component from its stainless steel suppliers. For certain non-cancelable fixed price sales contracts having delivery dates in the future, the Company is not able to obtain fixed price purchase commitments to cover the nickel surcharge component of the stainless steel raw material requirements of the sales contract creating a cost exposure from fluctuations in the nickel surcharges. Where such exposure exists, the Company considers the use of cash settled commodity price swaps with durations approximately equal to the expected delivery dates of the applicable raw materials to hedge the price of its nickel requirements. The Company designates these instruments as fair value hedges and the resulting changes in their fair value are recorded as inventory costs. Subsequent gains and losses are recognized into cost of products sold in the same period as the underlying physical transaction. While these hedging activities may protect the Company against higher nickel prices, they may also prevent realizing possible lower raw material costs in the event that the market price of nickel falls below the price stated in a forward sale or futures contract. There were no outstanding hedging contracts at December 31, 2005.

Item 8 Financial Statements and Supplementary Data

The Company's consolidated financial statements, related notes, report of management and report of the independent auditors follow on subsequent pages of this report.

<page 23>

Consolidated Statements of Operations
Years ended December 31, 2005, January 1, 2005 and January 3, 2004
	2005	2004	2003
	--------------------	--------------------	--------------------
Net sales	$128,926,790	$ 99,839,004	$ 80,407,856

Cost of sales	112,145,371	85,862,952	72,018,585
	--------------------	--------------------	--------------------

Gross profit	16,781,419	13,976,052	8,389,271

Selling, general and administrative expense	10,369,188	9,431,583	8,177,000

Long-lived asset impairment costs (Note B)	-	-	490,000
	--------------------	--------------------	--------------------

Operating income (loss)	6,412,231	4,544,469	(277,729)

Other (income) and expense
Gain on trade case settlement (Note B)	(2,541,950)	-	-
Loss on write-off of note receivable (Note B)	840,000	-	-
Interest expense	919,812	1,067,089	936,490
Other, net	(83,995)	(52)	(339,839)
	--------------------	--------------------	--------------------
Income (loss) from continuing operations before
income taxes	7,278,364	3,477,432	(874,380)

Provision for (benefit from) income taxes	2,131,000	1,203,000	(294,000)
	--------------------	--------------------	--------------------

Net income (loss) from continuing operations	5,147,364	2,274,432	(580,380)

Loss from discontinued operations	(73,413)	(1,671,314)	(1,276,268)
Benefit from income taxes	(22,000)	(571,000)	(436,000)
	--------------------	--------------------	--------------------

Net loss from discontinued operations (Note O)	(51,413)	(1,100,314)	(840,268)
	--------------------	--------------------	--------------------

Net income (loss)	$ 5,095,951	$ 1,174,118	$(1,420,648)
	===========	===========	===========

Net income (loss) per basic common share:
Net income (loss) from continuing operations	$.85	$.38	($.10)
Net loss from discontinued operations	($.01)	($.18)	($.14)
	--------------------	--------------------	--------------------
Net income (loss)	$.84	$.20	($.24)
	===========	===========	===========

Net income (loss) per diluted common share:
Net income (loss) from continuing operations	$.84	$.37	($.10)
Net loss from discontinued operations	($.01)	($.18)	($.14)
	--------------------	--------------------	--------------------
Net income (loss)	$.83	$.19	($.24)
	===========	===========	===========
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

December 31, 2005 and January 1, 2005
	2005	2004
Assets	--------------------	--------------------

Current assets

Cash and cash equivalents	$ 2,379	$ 292,350

Accounts receivable, less allowance for doubtful
accounts of $1,039,000 and $678,000, respectively	21,862,852	14,471,257

Inventories
Raw materials	10,366,091	12,502,420
Work-in-process	8,560,707	5,823,339
Finished goods	5,555,529	8,024,373
	--------------------	--------------------

Total inventories	24,482,327	26,350,132

Deferred income taxes (Note K)	1,219,000	933,000

Prepaid expenses and other current assets (Note O)	427,728	263,913

Current assets of discontinued operations (Note O)	-	5,383,372
	--------------------	--------------------

Total current assets	47,994,286	47,694,024

Cash value of life insurance	2,639,514	2,554,099

Property, plant and equipment, net (Note C)	18,697,760	18,228,863

Deferred charges, net and other assets (Note D)	1,650,622	2,725,363
	--------------------	--------------------

Total assets	$ 70,982,182	$ 71,202,349
	===========	===========

<page 25>

December 31, 2005 and January 1, 2005
	2005	2004
	--------------------	--------------------
Liabilities and Shareholders' Equity

Current liabilities

Current portion of long-term debt (Note E)	$ 466,667	$ -
Accounts payable	11,191,861	8,086,458
Accrued expenses (Note F)	5,846,899	2,243,101
Current portion of environmental reserves (Note G)	104,199	916,754
Income taxes	1,720,702	10,609
Current liabilities of discontinued operations (Note O)	-	1,349,316
	--------------------	--------------------

Total current liabilities	19,330,328	12,606,238

Long-term debt (Note E)	8,090,554	21,205,066

Environmental reserves (Note G)	611,000	204,000

Deferred compensation (Note H)	541,962	542,217

Deferred income taxes (Note K)	3,112,000	2,715,000

Shareholders' equity (Notes I and J)
Common stock, par value $1 per share - authorized
12,000,000 shares; issued 8,000,000 shares	8,000,000	8,000,000
Retained earnings	47,329,620	42,553,345
	--------------------	--------------------

	55,329,620	50,553,345
Less cost of common stock in treasury: 1,892,160
and 1,980,436 shares, respectively	16,033,282	16,623,517
	--------------------	--------------------

Total shareholders' equity	39,296,338	33,929,828
	--------------------	--------------------

Total liabilities and shareholders' equity	$ 70,982,182	$ 71,202,349
	===========	===========
See accompanying notes to consolidated financial statements.
<page 26>
Consolidated Statements of Shareholders' Equity

	Common Stock	Capital in Excess of Par Value		Cost of Common Stock in Treasury
			Retained Earnings
					Total
	--------------	--------------	--------------	--------------	--------------
Balance at December 28, 2002	$ 8,000,000	$ 9,491	$ 42,952,216	$(17,087,361)	$ 33,874,346

Net loss			(1,420,648)		(1,420,648)
Issuance of common stock
from the treasury		(9,491)	(97,731)	209,846	102,624

	--------------	--------------	--------------	--------------	--------------
Balance at January 3, 2004	8,000,000	-	41,433,837	(16,877,515)	32,556,322

Net income			1,174,118		1,174,118
Issuance of common stock
from the treasury		5,292		119,697	124,989
Stock options exercised		(5,292)	(54,610)	134,301	74,399

	--------------	--------------	--------------	--------------	--------------
Balance at January 1, 2005	8,000,000	-	42,553,345	(16,623,517)	33,929,828

Net income			5,095,951		5,095,951
Issuance of common stock
from the treasury		32,774		92,231	125,005
Stock options exercised		(32,774)	(319,676)	498,004	145,554

	--------------	--------------	--------------	--------------	--------------
Balance at December 31, 2005	$ 8,000,000	$ -	$ 47,329,620	$(16,033,282)	$ 39,296,338
	========	========	========	========	========
See accompanying notes to consolidated financial statements.

<page 27>
Consolidated Statements of Cash Flows

Years ended December 31, 2005, January 1, 2005 and January 3, 2004
	2005	2004	2003
		(Revised)	(Revised)
		(See Note A)	(See Note A)
Operating activities
Net income (loss) from continuing operations	$ 5,147,364	$ 2,274,432	$ (580,380)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) continuing operating activities:
Depreciation expense	2,675,321	2,565,948	2,596,171
Amortization of deferred charges	186,602	501,724	380,016
Deferred income taxes	111,000	573,000	(745,000)
Provision for losses on accounts receivable	511,771	610,525	189,010
Provision for write-down of note receivable	840,000	-	-
Provision for write-down of inventories	-	-	481,000
Provision for write-down of property, plant and Equipment	-	-	490,000
Loss (gain) on sale of property, plant and equipment	96,720	9,607	(1,756)
Cash value of life insurance	(85,415)	(86,642)	(86,158)
Environmental reserves	(405,555)	276,251	(739,647)
Issuance of treasury stock for director fees	125,005	124,989	102,624
Changes in operating assets and liabilities:
Accounts receivable	(7,825,011)	(3,237,757)	(1,727,492)
Inventories	1,867,805	(7,836,262)	(2,649,840)
Other assets and liabilities	(222,286)	(36,430)	(696,691)
Accounts payable	3,105,403	398,623	1,003,232
Accrued expenses	3,603,798	75,057	664,245
Income taxes payable	1,710,093	10,609	2,597,696
	-----------------	-----------------	-----------------
Net cash provided by (used in) continuing operating
activities	11,442,615	(3,776,326)	1,277,030
Net cash provided by (used in) discontinued operating
activities	3,982,643	4,396,707	(5,048,467)
	-----------------	-----------------	-----------------
Net cash provided by (used in) operating activities	15,425,258	620,381	(3,771,437)

Investing activities
Purchases of property, plant and equipment	(3,245,588)	(2,313,219)	(1,324,656)
Proceeds from sale of property, plant and equipment	4,650	10,887	11,862
Decrease (increase) in notes receivable	28,000	(428,000)	346,690
	-----------------	-----------------	-----------------
Net cash used in continuing operations investing
activities	(3,212,938)	(2,730,332)	(966,104)
Net cash used in discontinued operations investing
activities	-	(116,859)	(208,332)
	-----------------	-----------------	-----------------
Net cash used in investing activities	(3,212,938)	(2,847,191)	(1,174,436)

<page 28>

Financing activities
Net (payments on) proceeds from revolving lines of credit	(8,647,845)	2,443,651	898,327
Proceeds from stock options exercised	145,554	74,399	-
	-----------------	-----------------	-----------------
Net cash (used in) provided by continuing operations
financing activities	(8,502,291)	2,518,050	898,327
Net cash (used in) provided by discontinued operations
financing activities	(4,000,000)	-	4,000,000
	-----------------	-----------------	-----------------
Net cash (used in) provided by financing activities	(12,502,291)	2,518,050	4,898,327
	-----------------	-----------------	-----------------

(Decrease) increase in cash and cash equivalents	(289,971)	291,240	(47,546)
Cash and cash equivalents at beginning of year	292,350	1,110	48,656
	-----------------	-----------------	-----------------
Cash and cash equivalents at end of period	$ 2,379	$ 292,350	$ 1,110
	==========	=========	=========
See accompanying notes to consolidated financial statements.

<page 29>

Notes to Consolidated Financial Statements

Note A Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions have been eliminated.

Reclassification. For comparative purposes, certain amounts in the 2004 and 2003 financial statements have been reclassified to conform with the 2005 presentation.

Revision of the 2004 and 2003 Cash Flow Statements. In 2005 the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount. The cash flow statements for 2004 and 2003 have been revised to conform to the 2005 presentation.

Use of Estimates. The preparation of the financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting Period. The Company's fiscal year is the 52- or 53-week period ending the Saturday nearest to December 31. Fiscal year 2005 ended on December 31, 2005, fiscal year 2004 ended on January 1, 2005, and fiscal year 2003 ended on January 3, 2004. The 2005 and 2004 fiscal years included 52 weeks and 2003 fiscal year included 53 weeks.

Revenue Recognition. Revenue from product sales is recognized at the time ownership of goods transfers to the customer and the earnings process is complete. Shipping costs of approximately $1,881,000, $1,443,000 and $1,617,000 in 2005, 2004 and 2003, respectively, are recorded as a reduction of sales.

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

The costs of software licenses are amortized over five years using the straight-line method. Debt expenses are amortized over the period of the underlying debt agreement using the straight-line method.

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

<page 30>

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

Research and Development Expense. The Company incurred research and development expense of approximately $566,000, $551,000 and $457,000 in 2005, 2004 and 2003, respectively.

Fair Value of Financial Instruments. The carrying amounts reported in the balance sheet for cash and cash equivalents, trade accounts receivable, cash surrender value of life insurance, investments and borrowings under the Company's line of credit approximates their fair value.

Stock Options. The Company accounts for stock options under Accounting Principles Board Opinion 25 (APB 25), "Accounting for Stock Issued to Employees," and Statement of Financial Accounting Standards No. 148 (SFAS No. 148), "Accounting for Stock-Based Compensation Transition and Disclosure" which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. (See Note J)

In December 2004, the Financial Accounting Standards Board enacted Statement of Financial Accounting Standards 123-revised 2004 ("SFAS 123R"), "Share-Based Payment" which replaces SFAS 123 and supersedes APB 25. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. For transition, upon adoption on January 1, 2006, SFAS 123R will require the Company to expense the unvested portion of options, reducing net earnings by approximately $49,000 in 2006 and by a similar amount over the next three years. SFAS 123R also will require changing the classification of certain tax benefits from options deductions to financing rather than operating cash flows and the effects of these future tax deductions on net earnings will depend on several variables.

<page 31>

Note B Special Items

Other Income and Expense: In 2003, the Company in conjunction with a group of domestic stainless steel pipe producers (the "Domestic Producers") filed a claim with the U.S. Bureau of Customs and Border Protection pursuant to Federal regulations requesting the distribution of antidumping duties levied against a foreign producer and importer (the "Importer") of stainless steel pipe under the Continued Dumping and Subsidiary Offset Act ("CDSOA") for the time period June 22, 1992 through November 30, 1994. The Domestic Producers entered into an agreement with the Importer to facilitate a settlement of the claim which called for the Domestic Producers to retain 63 percent of monies to be paid by the Importer owed under the CDSOA in return for the Importer ending years of litigation and expeditiously paying the duties and interest to Customs. In December of 2005, the Company received a distribution of its share of funds totaling $4,483,000 of which $2,542,000 was recorded as a gain in other income, and $1,866,000 was recorded as a current liability in accrued expenses, including $1,584,000 which was paid to the Importer in January 2006 under the terms of the agreement. In December 2005, Congress repealed the CDSOA program, effective with imports entered after October 1, 2007. (See Note F)

As a part of the acquisition of OP in 1998, the Company obtained an $840,000 note receivable from an affiliated company in which OP owns 45 percent. The affiliated company has as its primary asset a minority investment in a Chinese pigment plant under a joint venture agreement that expires in 2008 from which OP purchases some of its raw materials. The joint venture had been profitable since 1998, but is expected to report an operating loss for 2005 and has indicated that market and operating conditions are not expected to improve and it is anticipating incurring losses going forward. Based on the current and anticipated operating losses of the joint venture and other factors the Company was able to ascertain, the likelihood that the affiliated company will be able to repay the note receivable is unlikely. The receivable was written off at December 31, 2005 and the $840,000 loss was included in other expense.

Accounting for the Impairment of Long-Lived Assets. During the fourth quarter of 2003, the Company completed an impairment assessment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), on the plant and equipment located at Greensboro, North Carolina. Pigment sales to the textile industry out of the Greensboro plant declined steadily through the year, especially in the last six months of 2003 and as a result the plant had become underutilized generating operating losses over the last six months of 2003, primarily because of deteriorating market conditions in the textile industry. After completing an analysis of the business at the site and exploring other options that were available, it became apparent that the facility could not adequately recover the fixed costs related to the facility under current business conditions. This resulted in the recording of a $490,000 impairment loss in the fourth quarter of 2003 on the plant and equipment. The impairment loss was calculated based on the excess of the carrying amount of the long-lived assets over their fair value. Management utilized its best estimate to determine fair values including market conditions, experience in acquiring and disposing of similar plant and equipment, and estimates of future cash flows, to test for recoverability of the long-lived assets.

In 2002 the Company completed an impairment assessment on the plant and equipment located at Spartanburg, South Carolina. The Spartanburg plant was substantially underutilized and generating operating losses, primarily because of deteriorating market conditions. The Company began experiencing certain indications that the operations at this site were deteriorating further, including the unexpected loss of anticipated dye business, increases in pricing pressure from competitors, and reductions in expected revenues in the specialty chemical tolling business. As a result, the Company revised its business plans and projections to better reflect what management believed were current market conditions. After completing an analysis of the business at the site and exploring other options that were available, it became apparent that the facility could not adequately recover the fixed costs related to the facility under current business conditions. This resulted in the recording of an impairment loss on the plant and equipment in 2002, calculated as described above. The impairment assessments

<page 32>

at Spartanburg were updated for the 2004 and 2003 year-ends which resulted in the recording of additional write-downs of $581,000 in 2004 and $191,000 in 2003 against plant and equipment utilized by discontinued operations. (See Note O) The impairment assessments at both facilities have been updated through the 2005 year-end and no additional write-downs were deemed necessary at either the Greensboro location or the continuing operations at the Spartanburg location.

Other Special Charges. As discussed above, the Specialty Chemicals Segment's pigment business, located in Greensboro, North Carolina, experienced a significant downturn in textile business during the last six months of 2003. As a result of lost business, mainly from customers closing their operations, the location accumulated excessive inventories with few or no customers available to systematically sell or blend off the inventory. As a result a $481,000 inventory charge was recorded to cost of goods sold in the fourth quarter of 2003.

Note C Property, Plant and Equipment

Property, plant and equipment consist of the following:

	2005	2004
	----------------	----------------
Land	$ 406,868	$ 406,868
Land improvements	951,934	949,378
Buildings	11,109,234	11,119,115
Machinery, fixtures and equipment	43,922,988	42,132,203
Construction-in-progress	1,653,309	1,153,699
	----------------	----------------
	58,044,333	55,761,263
Less accumulated depreciation	39,346,573	37,532,400
	----------------	----------------

Total property, plant & equipment	$18,697,760	$18,228,863
	=========	=========

Note D Deferred Charges and Other Assets

Deferred charges and other assets consist of the following:
	2005	2004
	----------------	----------------
Deferred charges
Goodwill	$ 1,354,730	$ 1,354,730
Product license agreements	150,000	150,000
Debt expense	184,000	913,285
	----------------	----------------
	1,688,730	2,418,015
Less accumulated amortization	57,500	955,785
	----------------	----------------
Total deferred charges, net	1,631,230	1,462,230
Notes receivable	-	1,216,000
Other	19,392	47,133
	----------------	----------------

Total deferred charges, net and other assets	$ 1,650,622	$ 2,725,363
	=========	=========
<page 33>

Note E Long-term Debt

	2005	2004
	----------------	----------------

$ 15,000,000 Revolving line of credit	$ 1,557,221	$ -
$ 7,000,000 Term loan	7,000,000	-
$ 23,000,000 Revolving line of credit	-	21,205,066
	----------------	----------------

	8,557,221	21,205,066
Less current portion of term loan	466,667	-
	----------------	----------------

	$ 8,090,554	$ 21,205,066
	=========	=========

On December 13, 2005, the Company entered into a Credit Agreement with a lender to provide a $27,000,000 line of credit expiring on December 31, 2010, and refinanced the Company's existing bank indebtedness. The Credit Agreement provides for a revolving line of credit of $20,000,000, which includes a $5,000,000 sub-limit for swing-line loans requiring additional pre-approval by the bank, and a five-year $7,000,000 term loan requiring equal quarterly payments of $117,000 with a balloon payment at the expiration date. Current interest rates are LIBOR plus 1.50 percent, and can vary based on EBITDA performance from LIBOR plus 1.50 percent to LIBOR plus 3.00 percent. The rate at December 31, 2005 was 5.79 percent. Borrowings under the revolving line of credit are limited to a borrowing base calculation including eligible accounts receivable, inventories, and cash surrender value of the Company's life insurance as defined in the Credit Agreement. As of December 31, 2005, the amount available for borrowing was $15,000,000 of which $1,557,000 was borrowed leaving $13,443,000 of availability.

Borrowings under the Credit Agreement are collateralized by substantially all of the assets of the Company. At December 31, 2005, the Company was in compliance with its debt covenants which include, among others, maintaining certain EBITDA, fixed charge and tangible net worth amounts.

Average borrowings outstanding during fiscal 2005, 2004 and 2003 were $12,659,000, $19,338,000 and $14,923,000 with weighted average interest rates of 5.84 percent, 4.17 percent and 3.82 percent, respectively. The Company made interest payments of $873,000 in 2005, $798,000 in 2004, and $747,000 in 2003. The amount of long-term debt maturities for the next five years is as follows: 2006 - $466,667; 2007 - $466,667; 2008 - $466,667; 2009 - $466,667; and 2010 - $6,223,886.

On February 23, 2006, the Company entered into an interest rate swap contract with its bank for $4,500,000 at a fixed interest rate of 5.27 percent. The contract runs from March 1, 2006 to December 31, 2010, which equates to the final payment amount and due date of the term loan. (See Note R)

<page 34>

Note F Accrued Expenses

Accrued expenses consist of the following:

	2005	2004
	----------------	----------------
Amounts owed under duty payment agreement (Note B)	$ 1,866,207	$ -
Salaries, wages and commissions	1,247,502	948,110
Advances from customers	1,254,404	467,727
Insurance	524,029	121,737
Interest	40,871	111,189
Benefit plans	176,341	135,681
Taxes, other than income taxes	225,291	205,318
Professional fees	181,320	75,758
Other accrued items	330,934	177,581
	----------------	----------------

Total accrued expenses	$ 5,846,899	$ 2,243,101
	=========	=========

Note G Environmental Compliance Costs

At December 31, 2005, the Company has accrued $715,000 in remediation costs which, in management's best estimate, will satisfy anticipated costs of known remediation requirements as outlined below. Expenditures related to costs currently accrued are not discounted to their present values and are expected to be made over the next three to four years. As a result of the evolving nature of the environmental regulations, the difficulty in estimating the extent and remedy of environmental contamination, and the availability and application of technology, the estimated costs for future environmental compliance and remediation are subject to uncertainties and it is not possible to predict the amount or timing of future costs of environmental matters which may subsequently be determined. Subject to the difficulty in estimating future environmental costs, the Company believes that the likelihood of material losses in excess of the amounts recorded is remote.

Prior to 1987, the Company utilized certain products at its chemical facilities that are currently classified as hazardous material. Testing of the groundwater in the areas of the treatment impoundments at these facilities disclosed the presence of certain contaminants. In addition, several solid waste management units ("SWMUs") at the plant sites have been identified. In 1998 the Company completed an RCRA Facility Investigation at its Spartanburg plant site, and based on the results, completed a Corrective Measures Study in 2000. A Corrective Measures Plan specifying remediation procedures to be performed was submitted in 2000 and the Company received regulatory approval. During 2005, a remediation project was completed to clean up two of the three remaining SWMUs on the Spartanburg plant site at a cost of approximately $530,000 which was accrued at January 1, 2005. The Company is in the process of completing an analysis of the remaining SWMU and has accrued $311,000 to provide for completion of this project.

At the Augusta plant site, the Company submitted a Risk Assessment and Corrective Measures Plan for regulatory approval. A Closure and Post-Closure Care Plan was submitted and approved in 2001 for the closure of the surface impoundment. The Company completed the surface impoundment during 2002. During the fourth quarter of 2005, the Company completed a preliminary analysis based on the risk assessment of the surface contamination at the site, and accrued $300,000 in the fourth quarter for additional estimated future remedial and cleanup costs.

The Company has identified and evaluated two SWMUs at its plant in Bristol, Tennessee that revealed residual groundwater contamination. An Interim Corrective Measures Plan was submitted for regulatory approval in 2000 to address the final area of contamination identified which was approved in March of

Page 35>

2005. The Company has $72,000 accrued at December 31, 2005, to provide for estimated future remedial and cleanup costs.

The Company had been designated, along with others, as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act, or comparable state statutes, at two waste disposal sites. The Company settled its obligations at both of the sites paying $97,000 and $196,000 in the first quarter of 2005 both of which were accrued at January 1, 2005.

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

Note H Deferred Compensation

The Company has deferred compensation agreements with certain former officers providing for payments for ten years in the event of pre-retirement death or the longer of ten years or life beginning at age 65. The present value of such vested future payments, $542,000 at December 31, 2005, has been accrued.

Note I Shareholders' Rights

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

<page 36>

Note J Stock Options

A summary of activity in the Company's stock option plans is as follows:
	Weighted Average Exercise Price	Outstanding	Available
	----------------	----------------	----------------
At December 28, 2002	$ 8.52	603,250	205,750

Granted	$ 6.12	97,000	(97,000)
Exercised	$ -	-
Cancelled		(50,250)	50,250
Expired		(55,500)	-
	----------------	----------------	----------------

At January 3, 2004	$ 8.06	594,500	159,000

Granted	$ -	-	-
Exercised	$ 4.65	(16,000)
Cancelled		(32,500)	32,500
Expired		(41,000)	(18,500)
	----------------	----------------	----------------

At January 1, 2005	$ 7.93	505,000	173,000

Granted	$ 9.96	80,000	(80,000)
Exercised	$ 5.89	(137,850)
Cancelled		(106,100)	106,100
Expired		(9,500)	-
	----------------	----------------	----------------

At December 31, 2005	$ 9.64	331,550	199,100
	=========	=========	=========

The following table summarizes information about stock options outstanding at December 31, 2005:
			Outstanding Stock Options			Exercisable Stock Options
				Weighted Average
Range of Exercise Prices			Shares	Exercise Price	Remaining Contractual Life in Years	Shares	Weighted Average Exercise Price
$ 18.88			14,500	$ 18.88	0.32	14,500	$ 18.88
$ 15.13			71,000	$ 15.13	1.32	71,000	$ 15.13
$ 13.63			4,500	$ 13.63	2.32	4,500	$ 13.63
$ 7.28	to	$ 7.75	74,750	$ 7.70	3.39	74,750	$ 7.70
$ 6.75			4,500	$ 6.75	4.38	4,500	$ 6.75
$ 5.01			6,000	$ 5.01	5.32	6,000	$ 5.01
$ 4.65			76,300	$ 4.65	6.31	76,300	$ 4.65
$ 9.96			80,000	$ 9.96	9.09	24,144	$ 9.96
			--------------			--------------
			331,550			275,694
			======			======

<page 37>

The Company has three stock option plans. It grants to non-employee directors, officers and key employees options to purchase common stock of the Company under the 1998 Plan. Options were granted through January 28, 1998 under the 1988 Plan, and under the 1994 Plan, options were granted through April 29, 2004. Options may be granted through April 30, 2008 under the 1998 Plan at a price not less than the fair value on the date of grant. Under the 1988 and 1998 Plans, options may be exercised beginning one year after date of grant at a rate of 20 percent annually on a cumulative basis. Under the 1994 Non-Employee Directors' Plan, options may be exercised at the date of grant. On December 20, 2005, the Board of Directors of the Company passed a resolution to accelerate the vesting schedules of substantially all outstanding unvested options issued to officers and key employees effective as of the date of the resolution. The Company has determined that the modification to accelerate vesting will not require recognition of compensation cost in its financial statements for the year ended December 31, 2005 under the provisions of APB 25. As a result, 40,000 options with an exercise price of $4.65 became fully vested, 20,000 that would have fully vested on April 25, 2006, and 20,000 that would have fully vested on April 25, 2007, and 24,144 options with an exercise price of $9.96 became fully vested, 16,000 that would have fully vested on February 3, 2006, 3,598 that would have fully vested on February 3, 2007, and 4,546 that would have vested at 2,000 per year on February 3, 2008 and 2009 and 546 in 2010. At the 2005 and 2004 respective year ends, 275,694 and 318,200 shares of the options outstanding were fully exercisable.

The Company has elected to apply the provisions of APB 25 in the computation of compensation expense. Under APB No. 25's intrinsic value method, compensation expense is determined by computing the excess of the market price of the shares over the exercise price on the measurement date. For the Company's options, the intrinsic value on the measurement date (or grant date) is zero, and no compensation expense is recognized. SFAS 123R requires the Company to disclose pro forma net income and income per share as if a fair value based accounting method had been used in the computation of compensation expense. The fair value of the options computed under SFAS 123R would be recognized over the vesting period of the options. The fair value for the Company's options granted subsequent to December 31, 1994 was estimated at the time the options were granted using the Black-Scholes option pricing model. There were no options granted in 2004. The following weighted-average assumptions were used for 2005 and 2003, respectively: risk-free interest rate of five percent; volatility factors of the expected market price of the Company's Common Shares of .659 and .676; an expected life of the option of seven years. The dividend yield used in the calculation was zero percent for 2005 and 2003. The weighted average fair values on the date of grant were $6.77 in 2005 and $4.22 in 2003. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The effects of applying SFAS 123R may not be representative of the effects on reported net income in future years.

<page 38>

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The following is the pro forma information for 2005, 2004 and 2003:
	2005	2004	2003
	----------------	----------------	----------------
Net income (loss) reported	$ 5,095,951	$ 1,174,118	$(1,420,648)
Compensation expense, net of tax	(305,192)	(138,566)	(127,066)
	----------------	----------------	----------------

Pro forma net income (loss)	$ 4,790,759	$ 1,035,552	$(1,547,714)
	=========	=========	=========

Basic income (loss) per share	$ 0.84	$ 0.20	$ (0.24)
Compensation expense, net of tax	(0.05)	(0.03)	(0.02)
	----------------	----------------	----------------
Pro forma basic income (loss) per share	$ 0.79	$ 0.17	$ (0.26)
	=========	=========	=========

Diluted income (loss) per share	$ 0.83	$ 0.19	$ (0.24)
Compensation expense, net of tax	(0.05)	(0.02)	(0.02)
	----------------	----------------	----------------

Pro forma diluted income (loss) per share	$ 0.78	$ 0.17	$ (0.26)
	=========	=========	=========

Note K Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows at the respective year ends:
(Amount in thousands)	2005	2004
	------------	------------
Deferred tax assets:
Inventory valuation reserves	$ 890	$ 772
Allowance for doubtful accounts	395	224
Deferred compensation	206	206
Inventory capitalization	367	318
Environmental reserves	260	108
Net operating loss carryforwards	-	11
	------------	------------

Total deferred tax assets	2,118	1,639

Deferred tax liabilities:
Tax over book depreciation	2,977	2,037
Prepaid expenses	553	511
Other	481	873
	------------	------------
Total deferred tax liabilities	4,011	3,421
	------------	------------

Net deferred tax liabilities	$(1,893)	$(1,782)
	======	======

<page 39>

Significant components of the provision for and (benefits from) income taxes for continuing operations are as follows:
(Amount in thousands)	2005	2004	2003
	------------	------------	------------
Current:
Federal	$ 1,696	$ 1,443	$ -
State	335	45	-
	------------	------------	------------
Total current	2,031	1,488	-

Deferred:
Federal	84	(233)	(294)
State	16	(52)	-
	------------	------------	------------
Total deferred	100	(285)	(294)
	------------	------------	------------

Total	$ 2,131	$ 1,203	$ (294)
	======	======	======

The reconciliation of income tax computed at the U. S. federal statutory tax rates to income tax expense for continuing operations is:
(Amounts in thousands)	2005		2004		2003
	Amount	%	Amount	%	Amount	%
	------------	---------	------------	---------	------------	---------
Tax at US statutory rates	$ 2,475	34.0%	$ 1,182	34.0%	$ (297)	34.0%

State income taxes, net of
Federal tax benefit	221	3.0%	45	1.3%	(12)	1.4%

Changes in contingent
tax reserves	(501)	(6.8%)	-	-	-	-
Other, net	(64)	(0.9%)	(24)	(0.7%)	15	(1.8%)
	------------	---------	------------	---------	------------	---------

Total	$ 2,131	29.3%	$ 1,203	34.6%	$ (294)	33.6%
	======	=====	======	=====	======	=====

Income tax payments of approximately $301,000, $72,000 and $71,000 were made in 2005, 2004 and 2003, respectively. The Company has South Carolina state net operating loss carryforwards of approximately $31,200,000 which expire between the years 2017 to 2025. Since the likelihood of recognizing these carryforwards is remote, they have been fully reserved in the financial statements.

<page 40>

Note L Benefit Plans and Collective Bargaining Agreements

The Company has a 401(k) Employee Stock Ownership Plan covering all non-union employees. Employees may contribute to the Plan up to 100 percent of their salary with a maximum of $14,000 for 2005. Contributions by the employees are invested in one or more funds at the direction of the employee; however, employee contributions cannot be invested in Company stock. Contributions by the Company are made in cash and then used by the Plan Trustee to purchase Synalloy stock. The Company contributes on behalf of each participant who is eligible a matching contribution equal to a percentage which is determined each year by the Board of Directors. For 2005 the maximum was four percent. The matching contribution is allocated weekly. Matching contributions of approximately $321,000, $348,000 and $331,000 were made for 2005, 2004 and 2003, respectively. The Company may also make a discretionary contribution, which shall be distributed to all eligible participants regardless of whether they contribute to the Plan. No discretionary contributions were made to the Plan in 2005, 2004 and 2003. The Company also contributes to union-sponsored defined contribution retirement plans. Contributions relating to these plans were approximately $515,000, $333,000, and $276,000 for 2005, 2004 and 2003, respectively.

The Company has three collective bargaining agreements at its Bristol, Tennessee facility. The number of employees of the Company represented by these unions is 246, or 57 percent. They are represented by two locals affiliated with the AFL-CIO and one local affiliated with the Teamsters. Collective bargaining contracts will expire in February 2009, December 2009 and March 2010.

Note M Contingencies

The Company is from time-to-time subject to various claims, other possible legal actions for product liability and other damages, and other matters arising out of the normal conduct of the Company's business. Other than the environmental contingencies discussed in Note G, management believes that based on present information, the likelihood that liability, if any exists, is remote.

Note N Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:
	2005	2004	2003
	---------------	---------------	---------------
Numerator:
Net income (loss) from continuing operations	$ 5,147,364	$ 2,274,432	$ (580,380)

Denominator:
Denominator for basic earnings per
share - weighted average shares	6,068,324	6,007,365	5,976,905
Effect of dilutive securities:
Employee stock options	70,775	134,302	20,225
	---------------	---------------	---------------
Denominator for diluted
earnings per share	6,139,099	6,141,667	5,997,130

Basic income (loss) per share	$ .85	$ .38	$ ( .10)
	========	=========	=========
Diluted income (loss) per share	$ .84	$ .37	$ ( .10)
	========	=========	=========

<page 41>

The diluted earnings per share calculation excludes the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. The Company had 260,775, 370,698, and 574,275 weighted average shares of common stock which were not included in the diluted earnings per share calculation as their effect was anti-dilutive in 2005, 2004 and 2003, respectively.

Note O Discontinued Operations

On July 23, 2003 the Company purchased certain assets of Rite Industries. These assets along with Synalloy's existing textile dye business were placed in a newly formed subsidiary of the Company called Blackman Uhler, LLC (BU Colors) of which 75 percent was owned by the Company. The acquisition provided a new customer base in the paper and other non-textile industries. Total cost of the acquisition was $200,000 and the Company funded the acquisition with available cash. As a result of the continuing downward trends in the textile industry and poor financial performance of the textile dye business, the Company decided at the end of the fourth quarter of 2003 to divest the liquid dye portion of its dye business servicing the textile industry, and began downsizing the remaining dye business. In the fourth quarter of 2003, a $290,000 inventory charge was recorded to cost of goods sold to write down inventories related to the liquid dye product lines. On March 25, 2004, the Company entered into an agreement to sell the liquid dye business composed of vat, sulfur, liquid disperse and liquid reactive dyes with annual sales of approximately $4,500,000 for approximately its net book value, and several customers and related products of the remaining textile dye business were rationalized. Business conditions in the remaining dye business were poor throughout 2004, especially in the first six months, as BU Colors experienced operating losses in every quarter of 2004. In the third quarter of 2004, the Company decided to attempt to sell the remaining dye business and on December 28, 2004, entered into a purchase agreement to sell the dye business. The transaction closed on January 31, 2005. The terms included the sale of the inventory of BU Colors along with certain equipment and other property associated with the business being sold, and the licensing of certain intellectual property, for a purchase price of approximately $4,872,000 of which $4,022,000 was paid at closing, and the balance of $850,000 was to be paid over time based on the operations of the purchaser. On January 17, 2006, the Company and the purchaser amended the purchase agreement replacing the periodic purchase price payments for a one-time payment of $400,000 which was received on January 18, 2006, and was reclassified to a current note receivable in the financial statements at December 31, 2005.

As a result of the sale of the dye business in 2004, the Company has discontinued the operations of BU Colors and has presented the financial information of BU Colors as discontinued operations, including restating 2003. In December of 2004, the Company completed an impairment assessment in accordance with FAS No. 144, on the plant and equipment located at the Spartanburg facility related to the BU Colors operations. As a result, the Company recognized an impairment loss of $581,000 from the writedown of plant and equipment (See Note B) Financials of the discontinued operations for 2005, 2004 and 2003 are as follows:

<page 42>

Balance Sheets of Discontinued Operations
December 31, 2005 and January 1, 2005
	2005	2004
	-----------------	---------------
Assets
Current assets
Accounts receivable, net	$ -	$ 2,057,910
Inventories	-	3,286,837
Other current assets	-	38,625
	-----------------	---------------
Total current assets	-	5,383,372
Other assets	-	-
	-----------------	---------------
	===========	=========
Total assets	$ -	$ 5,383,372
	===========	=========

Liabilities
Current Liabilities
Accounts payable	$ -	$ 1,130,677
Accrued expenses	-	218,639
	-----------------	---------------
Total current liabilities	-	1,349,316
Due to Synalloy Corporation	-	4,034,056
	-----------------	---------------

Total liabilities	$ -	$ 5,383,372
	==========	=========

Statements of Discontinued Operations
Years ended December 31, 2005, January 1, 2005 and January 3, 2004
	2005	2004	2003
	------------------	---------------	---------------
Net sales	$ 1,585,803	$ 21,979,133	$ 18,400,585
Cost of sales	1,273,988	18,989,359	15,721,867
	------------------	---------------	---------------
Gross profit (loss)	311,815	2,989,774	2,678,718
Selling, general and administrative expense	347,361	3,827,007	3,954,785
	------------------	---------------	---------------
Operating loss	(35,546)	(837,233)	(1,276,067)
Long-lived asset impairment costs (Note B)	-	581,024	190,850
Interest expense, net	37,867	253,057	59,351
Minority interest	-	-	(250,000)
	-----------------	---------------	---------------
Loss from discontinued operations	$ (73,413)	$(1,671,314)	$(1,276,268)
	===========	=========	=========

<page 43>

Note P Industry Segments

The Company operates in two principal industry segments: metals and specialty chemicals. The Company identifies such segments based on products and services. The Metals Segment consists of Bristol Metals, a wholly-owned subsidiary. The Chemicals Segment consists of Blackman Uhler Chemical Company, a division of the Company, Manufacturers Soap and Chemical and OP, wholly-owned subsidiaries of the Company. In 2003, the Company operated in three industry segments including the two segments discussed above and the Colors Segment. The Colors Segment consisted of OP and Blackman Uhler, LLC (BU Colors) of which 75 percent was owned by the Company. The Colors Segment manufactured dyes, pigments and auxiliaries. As a result of the sale of the Color Segment's dye business, discussed in Note O, and movement of the management responsibilities of OP into the Specialty Chemicals Segment in the second quarter of 2004, the financial reporting of OP has been included within the Specialty Chemicals Segment for 2005 and 2004, BU Colors has been reclassified into discontinued operations, and 2003 amounts in the segment table below have been restated to account for the discontinued operations and reflect the change in OP reporting.

The Specialty Chemicals Segment manufactures a wide variety of specialty chemicals, pigments and dyes for the textile, carpet, chemical, paper, metals, photographic, pharmaceutical, agricultural, fiber, paint, automotive, petroleum, cosmetics and other industries. The Metals Segment manufactures welded stainless steel pipe and highly specialized products, most of which are custom-produced to individual orders, required for corrosive and high-purity processes used principally by the chemical, petrochemical, pulp and paper, waste water treatment and LNG industries. Products include piping systems, fittings, tanks, pressure vessels and a variety of other components.

Operating profit is total revenue less operating expenses, excluding interest expense and income taxes of the continuing operations. Identifiable assets, all of which are located in the United States, are those assets used in operations by each Segment. Centralized data processing and accounting expenses are allocated to the two Segments based upon estimates of their percentage of usage. Unallocated corporate expenses include environmental charges of $821,000, $698,000 and $50,000 for 2005, 2004 and 2003, respectively. (See Note G) Corporate assets consist principally of cash, certain investments, and property and equipment. The Metals Segment had one domestic customer (Hughes Supply, Inc.) that accounted for approximately 11 percent, 20 percent and 19 percent of the Metal Segment's revenues in 2005, 2004 and 2003, respectively, and 13 percent of consolidated revenues in 2004. Loss of this customer's revenues would have a material adverse effect on both the Metals Segment and the Company. The Specialty Chemicals Segment had one domestic customer that accounted for approximately 12 percent of the Specialty Chemicals Segment's revenues in 2005, and less than ten percent for 2004 and 2003, respectively. Loss of this customer's revenues would have a material adverse effect on the Specialty Chemicals Segment.

<page 44>

 Segment Information:

(Amount in thousands)	2005	2004	2003
	--------------	--------------	--------------
Net sales
Specialty Chemicals Segment	$ 44,876	$ 37,274	$ 31,734
Metals Segment	84,051	62,565	48,674
	--------------	--------------	--------------
	$ 128,927	$ 99,839	$ 80,408
	========	========	========
Operating income (loss)
Specialty Chemicals Segment	$ 1,639	$ 1,539	$ (598)
Metals Segment	6,815	4,577	1,303
	--------------	--------------	--------------
	8,454	6,116	705
Less unallocated corporate expenses	2,042	1,572	983
	--------------	--------------	--------------
Operating income (loss)	6,412	4,544	(278)
Other (income) and expense, net	(866)	1,067	596
	--------------	--------------	--------------
Income (loss) from continuing operations	$ 7,278	$ 3,477	$ (874)
	========	========	========
Identifiable assets
Specialty Chemicals Segment	$ 24,309	$ 21,890
Metals Segment	40,816	37,804
Corporate	5,857	6,125
	--------------	--------------
Continuing operations	70,982	65,819
Discontinued operations	-	5,383
	--------------	--------------
	$ 70,982	$ 71,202
	========	========
Depreciation and amortization
Specialty Chemicals Segment	$ 997	$ 971	$ 1,000
Metals Segment	1,395	1,291	1,329
Corporate	470	806	647
	--------------	--------------	--------------
	$ 2,862	$ 3,068	$ 2,976
	========	========	========
Capital expenditures
Specialty Chemicals Segment	$ 534	$ 596	$ 564
Metals Segment	2,635	1,703	697
Corporate	77	14	64
	--------------	--------------	--------------
	$ 3,246	$ 2,313	$ 1,325
	========	========	========
Geographic sales
United States	$ 124,195	$ 96,677	$ 77,394
Elsewhere	4,732	3,162	3,014
	--------------	--------------	--------------
	$ 128,927	$ 99,839	$ 80,408
	========	========	========

<page 45>

Note Q Quarterly Results (Unaudited)

The following is a summary of quarterly operations for 2005 and 2004:
(Amount in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	-------------------	---------------------	-------------------	----------------------
2005
Net sales	$ 32,734	$ 30,829	$ 30,079	$ 35,285
Gross profit	5,138	4,261	3,502	3,880
Net income from continuing operations	1,497	1,043	525	2,081
Per common share
Diluted	0.25	0.17	0.09	0.34
Basic	0.25	0.17	0.09	0.34

Net income	1,457	1,032	525	2,081
Per common share
Diluted	0.24	0.17	0.09	0.34
Basic	0.24	0.17	0.09	0.34

2004
Net sales	$ 27,046	$ 24,746	$ 23,739	$ 24,308
Gross profit	3,848	3,599	3,056	3,473
Net income from continuing operations	727	653	180	714
Per common share
Diluted	0.12	0.11	0.03	0.12
Basic	0.12	0.11	0.03	0.12

Net income	664	441	29	40
Per common share
Diluted	0.11	0.07	0.00	0.01
Basic	0.11	0.07	0.00	0.01

<page 46>

NOTE R HEDGING TRANSACTIONS

The Company is a party to derivative instruments that are designated and qualify as hedges under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and related pronouncements. Cash flow and fair value hedges are hedges that eliminate the risk of changes in the fair values of assets, liabilities and certain types of firm commitments. The Company's objective in using these instruments is to protect its earnings and cash flows from interest rate risks on its long-term indebtedness and fluctuations in the fair value of commodities used in the Company's stainless steel raw materials. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions. In this documentation, the Company specifically identifies the asset, liability and non-cancelable commitment that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to that item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis. The Company discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; when the derivative expires; when it is probable that the forecasted transaction will not occur; when a hedged firm commitment no longer meets the definition of a firm commitment; or when management determines that designation of the derivative as a hedge instrument is no longer appropriate.

Interest Rate Swap

Cash flow hedges are hedges that use simple derivatives to offset the variability of expected future cash flows. Variability can appear in floating rate liabilities and can arise from changes in interest rates. The Company uses an interest rate swap in which it pays a fixed rate of interest while receiving a variable rate of interest to change the cash flow profile of its variable-rate borrowing to match a fixed rate profile. The Company then designates this swap as a cash flow hedge of the associated variable-rate borrowing. As discussed in Note E, the Company entered into a long-term debt agreement with its bank and pays interest based on a variable interest rate. To mitigate the variability of the interest rate risk, the Company entered into a hedge contract in February of 2006 with the bank, coupled with a third party who will pay a variable rate of interest (an "interest rate swap"). The interest rate swap is for $4,500,000 with a fixed interest rate of 5.27 percent, and runs from March 1, 2006 to December 31, 2010, which equates to the final payment amount and due date of the term loan. The Company has designated this swap as a cash flow hedge of the associated variable-rate borrowing. If, as expected, the derivative is perfectly effective in offsetting variable interest in the borrowing, changes in its fair value will be recorded in a separate component in equity, and then released to earnings contemporaneously with the earnings effects of the term loan.

Commodity Futures Contract

In the ordinary course of business, the Company's income and cash flows may be affected by fluctuations in the price of nickel which is a component of stainless steel raw materials used in its production of stainless steel pipe. The Company is subject to raw material surcharges on the nickel component from its stainless steel suppliers. For certain non-cancelable fixed price sales contracts having delivery dates in the future; the Company is not able to obtain fixed price purchase commitments to cover the nickel surcharge component of the stainless steel raw material requirements of the sales contract creating a cost exposure from fluctuations in the nickel surcharges. Where such exposure exists, the Company considers the use of cash settled commodity price swaps with durations approximately equal to the expected delivery dates of the applicable raw materials to hedge the price of its nickel requirements. The Company designates these instruments as fair value hedges and the resulting changes in their fair value are recorded as inventory costs. Subsequent gains and losses are recognized into cost of products sold in the same period as the underlying physical transaction. While
<page 47>

these hedging activities may protect the Company against higher nickel prices, they may also prevent realizing possible lower raw material costs in the event that the market price of nickel falls below the price stated in a forward sale or futures contract.

In May 2005, the Company entered into a derivative transaction to hedge the price of nickel, a component of stainless steel raw materials. The futures contract covered approximately 100 metric tonnes of nickel and expired on December 1, 2005. The Company paid $406,000 under the contract which was offset by the difference in the price paid for the nickel surcharge component of the raw materials being hedged, and therefore was added to the cost of the raw materials. There were no outstanding hedging contracts at December 31, 2005.

<page 48>

 Report of Management

The accompanying financial statements have been prepared in conformity with U. S. generally accepted accounting principles and the financial statements for the years ended December 31, 2005, January 1, 2005 and January 3, 2004 have been audited by Dixon Hughes PLLC, Independent Auditors. Management of the Company assumes responsibility for the accuracy and reliability of the financial statements. In discharging such responsibility, management has established certain standards which are subject to continuous review and are monitored through the Company's financial management. The Board of Directors pursues its oversight role for the financial statements through its Audit Committee which consists of outside directors. The Audit Committee meets on a regular basis with representatives of management and Dixon Hughes PLLC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Synalloy Corporation

We have audited the accompanying consolidated balance sheets of Synalloy Corporation as of December 31, 2005 and January 1, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position as of December 31, 2005 and January 1, 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

 /s/ Dixon Hughes PLLC

Charlotte, NC

March 17, 2006

<page 49>

Item 9 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

The Audit Committee of the Board of Directors of Synalloy Corporation (the "Company") approved the engagement of Dixon Hughes PLLC, the successor in the merger of its current independent auditors, Crisp Hughes Evans LLP, and the firm of Dixon Odom PLLC, as its independent auditors effective with the successful merger of the two firms. On March 1, 2004, the Audit Committee of the Board of Directors was notified that the merger of the two firms was completed and that the firm of Crisp Hughes Evans LLP ceased to exist. The Company engaged Crisp Hughes Evans LLP on December 2, 2003, as its new independent public accountants. Crisp Hughes Evans LLP did not audit the Company's consolidated financial statements and has not issued an opinion on the Company's consolidated financial statements. During the period from December 2, 2003 through the merger of Crisp Hughes Evans LLP with Dixon Odom PLLC, there were no disagreements between the Company and Crisp Hughes Evans LLP on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Crisp Hughes Evans LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its report. During the Company's three most recent fiscal years and the subsequent interim periods prior to engaging Dixon Hughes, the Company did not consult Dixon Hughes regarding any of the matters required to be reported under Item 304(a) (2) of the SEC's Regulation S-K.

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

No disclosure is currently required under 17 C.F.R. Section 228.308 (a) and (b). there has been no change in the registrant's internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

Item 9B Other Information

Not applicable

PART III

Item 10 Directors and Executive Officers of the Registrant

Incorporated by reference to the information set forth under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement to be used in connection with its Annual Meeting of Shareholder to be held April 27, 2006 (the "Proxy Statement").

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
<page 50>

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

Equity Compensation Plan Information. The following table sets forth aggregated information as of December 31, 2005 about all of the Company's equity compensation plans.
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(c))
Equity compensation plans approved by security holders	331,550	$9.64	499,100
Equity compensation plans not approved by security holders	-	-	-
Total	331,550	$9.64	499,100
	======	======	======

On February 3, 2005 the Board set the retainer fee for non-employee Directors for the 2005-06 year at an amount equivalent to $25,000 paid in stock. On February 9, 2006, the Board of Directors determined that for the 12-month period beginning at the 2006 Annual Meeting of Shareholders, each non-employee Director elected to serve will receive an annual retainer of $35,000, with $20,000 in cash, paid quarterly, and $15,000 in restricted stock. The number of restricted shares will be determined by the average of the high and low stock price on the day prior to the Annual Meeting of Shareholders. The shares granted to the directors are not registered and are subject to forfeiture in whole or in part upon the occurrence of certain events. The above table does not reflect these shares issued to non-employee directors.

<page 51>

Item 13 Certain Relationships and Related Transactions

None

Item 14 Principal Accountant Fees and Services

Incorporated by reference to the information set forth under the caption "Independent Public Accountants - Fees Paid to Independent Auditors" and "Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" in the Proxy Statement.

<page 52>

PART IV

Item 15 Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:
	1.	Financial Statements: The following consolidated financial statements of Synalloy Corporation are included in Item 8:
Consolidated Statements of Operations at December 31, 2005, January 1, 2005 and January 3, 2004
Consolidated Balance Sheets for the years ended December 31, 2005 and January 1, 2005
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2005, January 1, 2005 and January 3, 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2005, January 1, 2005 and January 3, 2004
Notes to Consolidated Financial Statements
	2.	Financial Statements Schedules: The following consolidated financial statements schedule of Synalloy Corporation is included in Item 15:
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2005, January 1, 2005 and January 3, 2004

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

	3.	Listing of Exhibits:
See "Exhibit Index"

<page 53>

Schedule II Valuation and Qualifying Accounts

Column A	Column B	Column C	Column D	Column E
	Balance at	Charged to		Balance at
	Beginning	Cost and	Deductions	End of
Description	of Period	Expenses	Describe (1)	Period

Year ended December 31, 2005
Deducted from asset account:
Allowance for doubtful accounts	$ 678,000	$ 512,000	$ 151,000	$ 1,039,000

Year ended January 1, 2005
Deducted from asset account:
Allowance for doubtful accounts	$ 242,000	$ 610,000	$ 174,000	$ 678,000

Year ended January 3, 2004
Deducted from asset account:
Allowance for doubtful accounts	$ 536,000	$ 189,000	$ 483,000	$ 242,000

(1) Allowances, uncollected accounts and credit balances written off against reserve, net of recoveries.
<page 54>

 Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
By /s/ Ronald H. Braam Ronald H. Braam Chief Executive Officer	March 27, 2006 Date
By /s/ Gregory M. Bowie Gregory M. Bowie Chief Financial Officer	March 27, 2006 Date

SYNALLOY CORPORATION
Registrant

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ James G. Lane, Jr. James G. Lane, Jr. Chairman of the Board	March 27, 2006 Date

By /s/ Sibyl N. Fishburn Sibyl N. Fishburn Director	March 27, 2006 Date

By /s/ Carroll D. Vinson Carroll D. Vinson Director	March 27, 2006 Date

By /s/ Murray H. Wright Murray H. Wright Director	March 27, 2006 Date

By /s/ Craig C. Bram Craig C. Bram Director	March 27, 2006 Date
<page 55>

Index to Exhibits
Exhibit No. from Item 601 of Regulation S-B ___	Description
3.1	Restated Certificate of Incorporation of Registrant, as amended, incorporated by reference to Registrant's Form 10-Q for the period ended April 2, 2005
3.2	Bylaws of Registrant, as amended, incorporated by reference to Registrant's Form 10-Q for the period ended March 31, 2001 (the "first quarter 2001 Form 10-Q")
4.1	Form of Common Stock Certificate, incorporated by reference to the first quarter 2001 Form 10-Q
4.2

Rights Agreement, dated as of February 4, 1999, as amended May 22, 2000, between registrant and American Stock Transfer and Trust Company, incorporated by reference to exhibits to Registrant's Form 8-K filed May 22, 2000 and Form 8-A filed March 29, 1999

10.1	Synalloy Corporation 1988 Long-Term Incentive Stock Plan, incorporated by reference to the first quarter 2001 Form 10-Q
10.2	Synalloy Corporation Restated 1994 Non-Employee Directors' Stock Option Plan, incorporated by reference to the first quarter 2001 Form 10-Q
10.3	Synalloy Corporation 1998 Long-Term Incentive Stock Plan, incorporated by reference to the first quarter 2001 Form 10-Q
10.4	Registrant's Subsidiary and Divisional Management Incentive Plan, as restated, effective January 2, 2006
10.5	Synalloy Corporation 2005 Stock Awards Plan, incorporated by reference to the Proxy Statement for the 2005 Annual Meeting of Shareholders
10.6	Credit Agreement, dated as of December 13, 2005, between Registrant and Carolina First Bank
10.7	Amended Salary Continuation Agreement, dated February 6, 2003, between Registrant and Ronald H. Braam, incorporated by reference to the Form 10-K for the year ended January 3, 2004
10.8	Employment Agreement, dated January 1, 2006, between Registrant and Ronald H. Braam
10.9	Agreement and General Release dated September 12, 2005, between Registrant and Ralph Matera, incorporated by reference to the Form 8-K filed September 14, 2005
10.10

Agreement between Registrant's Bristol Metals, L. P. subsidiary and the United Steelworkers of America Local 4586, dated December 9, 2004, incorporated by reference to the Form 10-K for the year ended January 1, 2005

10.11

Agreement between Registrant's Bristol Metals, L. P. subsidiary and the United Association of Journeymen and Apprentices of the Plumbing and Pipe Fitting Industry of the United States and Canada Local Union No. 538, dated February 16, 2004

21	Subsidiaries of the Registrant
31	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32	Certifications Pursuant to 18 U.S.C. Section 1350

<page 56>