Form 10-Q
period 2006-04-01
SYNALLOY CORP
filed 2006-05-15
CIK 95953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 1, 2006

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

Yes __ No X

The number of shares outstanding of the registrant's common stock as of April 1, 2006 was 6,113,189.

Synalloy Corporation

Index

 PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Condensed consolidated balance sheets - April 1, 2006 and December 31, 2005
Condensed consolidated statements of income - Three months ended April 1, 2006 and April 2, 2005
Condensed consolidated statements of cash flows - Three months ended April 1, 2006 and April 2, 2005
Notes to condensed consolidated financial statements - April 1, 2006
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 4.	Controls and Procedures

PART II. OTHER INFORMATION
Item 6.	Exhibits
Signatures and Certifications

Item 1. FINANCIAL STATEMENTS
Synalloy Corporation
Condensed Consolidated Balance Sheets	Apr 1, 2006	Dec 31, 2005
	(Unaudited)	(Note)
	------------------	------------------
Assets
Current assets
Cash and cash equivalents	$ 764	$ 2,379
Accounts receivable, less allowance
for doubtful accounts	21,489,722	21,862,852
Inventories
Raw materials	13,361,467	10,366,091
Work-in-process	7,170,508	8,560,707
Finished goods	5,751,399	5,555,529
	------------------	------------------
Total inventories	26,283,374	24,482,327

Deferred income taxes	1,219,000	1,219,000
Prepaid expenses and other current assets	32,195	427,728
	------------------	------------------
Total current assets	49,025,055	47,994,286

Cash value of life insurance	2,651,514	2,639,514
Property, plant & equipment, net of accumulated
depreciation of $40,078,000 and $39,347,000	19,576,826	18,697,760
Deferred charges and other assets	1,633,891	1,650,622
	------------------	------------------

Total assets	$ 72,887,286	$ 70,982,182
	==========	==========

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$ 466,667	$ 466,667
Accounts payable	15,360,851	11,191,861
Accrued expenses	3,158,797	5,846,899
Current portion of environmental reserves	129,105	104,199
Income taxes payable	389,365	1,720,702
	------------------	------------------
Total current liabilities	19,504,785	19,330,328

Long-term debt	9,093,800	8,090,554
Environmental reserves	611,000	611,000
Deferred compensation	524,024	541,962
Deferred income taxes	3,112,000	3,112,000

Shareholders' equity
Common stock, par value $1 per share - authorized
12,000,000 shares; issued 8,000,000 shares	8,000,000	8,000,000
Capital in excess of par value	18,906	-
Retained earnings	48,010,728	47,329,620
Less cost of Common Stock in treasury:
1,886,811 and 1,892,160 shares	(15,987,957)	(16,033,282)
	------------------	------------------
Total shareholders' equity	40,041,677	39,296,338
	------------------	------------------

Total liabilities and shareholders' equity	$ 72,887,286	$ 70,982,182
	==========	==========
Note: The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date.
See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Operations

(Unaudited)	Three Months Ended
	Apr 1, 2006	Apr 2, 2005
	------------------	------------------

Net sales	$ 35,470,826	$ 32,734,490

Cost of goods sold	31,471,141	27,595,935
	------------------	------------------
Gross profit	3,999,685	5,138,555

Selling, general and administrative expense	2,752,311	2,769,639
	------------------	------------------
Operating income	1,247,374	2,368,916

Other (income) and expense
Interest expense	147,053	234,309
Other, net	(539)	(8,892)
	------------------	------------------
Income from continuing operations before income taxes	1,100,860	2,143,499

Provision for income taxes	403,000	646,000
	------------------	------------------
Net income from continuing operations	697,860	1,497,499

Loss from discontinued operations	-	(61,254)
Benefit from income taxes	-	(21,000)
	------------------	------------------
Net loss from discontinued operations	-	(40,254)
	------------------	------------------
Net income	$ 697,860	$ 1,457,245

Net income (loss) per basic and diluted common share:
Income from continuing operations	$.11	$.25
Loss from discontinued operations	-	(.01)
	------------------	------------------
Net income	$.11	$.24
	==========	==========
Average shares outstanding
Basic	6,108,989	6,026,037
Dilutive effect from stock options	122,018	142,397
	------------------	------------------
Diluted	6,231,007	6,168,434
	==========	==========

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)	Three Months Ended
	Apr 1, 2006	Apr 2, 2005
	------------------	------------------
Operating activities
Net income from continuing operations	$ 697,860	$ 1,497,499
Adjustments to reconcile net income to net cash
provided by continuing operating activities:
Depreciation expense	731,541	717,218
Amortization of deferred charges	13,731	9,600
Provision for losses on accounts receivable	73,631	165,761
Gain on sale of property, plant and equipment	-	(300)
Cash value of life insurance	(12,000)	(12,000)
Environmental reserves	24,906	(475,669)
Issuance of treasury stock for director fees	6,253	-
Employee stock option compensation	18,906	-
Changes in operating assets and liabilities:
Accounts receivable	299,499	(5,758,130)
Inventories	(1,801,047)	4,259,734
Other assets and liabilities	(19,405)	(151,042)
Accounts payable	4,168,990	(492,808)
Accrued expenses	(2,688,102)	486,491
Income taxes payable	(1,331,337)	547,034
	------------------	------------------
Net cash provided by continuing operating activities	183,426	793,388
Net cash provided by discontinued operating activities	-	4,021,735
	------------------	------------------
Net cash provided by operating activities	183,426	4,815,123

Investing activities
Purchases of property, plant and equipment	(1,610,607)	(596,693)
Proceeds from sale of property, plant and equipment	-	300
Proceeds from note receivable	400,000	-
	------------------	------------------
Net cash used in investing activities	(1,210,607)	(596,393)

Financing activities
Proceeds from (payments on) long-term debt	1,003,246	(2,161,939)
Proceeds from exercised stock options	22,320	41,925
	------------------	------------------
Net cash provided by (used in) continuing
operations financing activities	1,025,566	(2,120,014)
Net cash used in discontinued
operations financing activities	-	(2,386,697)
	------------------	------------------
Net cash provided by (used in) financing activities	1,025,566	(4,506,711)
	------------------	------------------

Decrease in cash and cash equivalents	(1,615)	(287,981)
Cash and cash equivalents at beginning of period	2,379	292,350
	------------------	------------------
Cash and cash equivalents at end of period	$ 764	$ 4,369
	==========	==========
See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Notes To Condensed Consolidated Financial Statements

(Unaudited)

April 1, 2006

NOTE 1-- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 1, 2006, are not necessarily indicative of the results that may be expected for the year ending December 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended December 31, 2005.

NOTE 2--INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.

NOTE 3--SALE OF ASSETS AND DISCONTINUED OPERATIONS

The Company completed the movement of Organic Pigments' operations from Greensboro, NC to Spartanburg, SC in the first quarter of 2006, recording plant relocation costs of $213,000 in administrative expense in the quarter. The Greensboro plant has been closed and the Company has entered into a contract to sell the property, which is expected to close in May of 2006.

The Company sold certain of the assets associated with the Blackman Uhler, LLC dye business effective January 31, 2005. The sale has been completed and relevant operations were transferred to the purchaser by the end of the first quarter of 2005. The operations of the Colors Segment are reported as discontinued operations in the 2005 financial statements.

NOTE 4--DEFERRED CHARGES AND OTHER ASSETS

Included in Deferred Charges and Other Assets is $1,355,000 of goodwill representing the excess of cost over fair value of net assets of businesses acquired. The amount recorded is evaluated annually for impairment.

Synalloy Corporation
Notes To Condensed Consolidated Financial Statements

(Unaudited)

April 1, 2006

NOTE 5--STOCK OPTIONS

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123R") which was issued by the FASB in December 2004. SFAS 123R revises SFAS No. 123 "Accounting for Stock Based Compensation," and supersedes APB No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and its related interpretations. SFAS 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS 123R also amends SFAS No. 95 "Statement of Cash Flows," to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows. The Company adopted SFAS 123R using the modified prospective application as permitted under SFAS 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of SFAS 123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company's common stock on the date of grant.

The Company has three stock option plans in effect at April 1, 2006. During the first quarter of 2006, 4,800 options were exercised at a price of $4.65 per share with an intrinsic value of $16,000. At April 1, 2006, there were 326,750 options outstanding with a weighted average price of $9.71 per share and an intrinsic value of $810,000, of which 270,894 were exercisable with a weighted average price of $9.66 per share an intrinsic value of $432,000. All options that were outstanding at April 1, 2006 were fully vested except for 80,000 granted on February 3, 2005 with an exercise price of $9.96 per share, of which 55,856 were unvested. The compensation cost that has been charged against income before taxes for the unvested options was approximately $19,000 for the three months ended April 1, 2006. As of April 1, 2006, there was $290,000 of total unrecognized compensation cost related to non-vested stock options granted under the Company's stock option plans which is expected to be recognized over a period of 4 years.

The fair value of the unvested options computed under SFAS 123R, was estimated at the time the options were granted using the Black-Scholes option pricing model, and are being recognized over the vesting period of the options. The following weighted-average assumptions were used: risk-free interest rate of five percent; volatility factors of the expected market price of the Company's Common Shares of .659; an expected life of the option of seven years. The dividend yield used in the calculation was zero percent. The weighted average fair value on the date of grant was $6.77. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

Synalloy Corporation
Notes To Condensed Consolidated Financial Statements

(Unaudited)

April 1, 2006

The following illustrates the effect on net income available to common stockholders if the Company had applied the fair value recognition provisions of SFAS 123 to the prior year's quarter ended April 2, 2005:
Three Months Ended
Apr 2, 2005
--------------------
Net income reported	$ 1,457,000
Compensation expense, net of tax	(72,000)
--------------------
Pro forma net income	$ 1,385,000
============
Basic and diluted income per share	$.24
Compensation expense, net of tax	($.01)
-------------------
Pro forma basic and diluted income per share	$.23
============

NOTE 6--SEGMENT INFORMATION
	Three Months Ended
	Apr 1, 2006	Apr 2, 2005
	-----------------	-----------------
Net sales
Specialty Chemicals Segment	$12,754,000	$11,520,000
Metals Segment	22,717,000	21,214,000
	-----------------	-----------------
	$35,471,000	$32,734,000
	==========	==========
Segment income
Specialty Chemicals Segment	$ 801,000	$ 748,000
Metals Segment	1,120,000	2,149,000
	-----------------	-----------------
	1,921,000	2,897,000
Unallocated expenses
Corporate	461,000	529,000
Plant relocation costs	213,000	-
Interest expense	147,000	234,000
Other income	(1,000)	(9,000)
	-----------------	-----------------
Income from continuing operations before income taxes	$ 1,101,000	$ 2,143,000
	==========	==========

Synalloy Corporation

Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations

The following is management's discussion of certain significant factors that affected the Company during the quarter ended April 1, 2006.

Consolidated sales for the quarter were up, increasing eight percent compared to the same period one year ago. The Company generated consolidated net income of $698,000, or $.11 per share compared to net earnings of $1,457,000, or $.24 per share, in 2005's first quarter. Included in the first quarter of 2005's results was a net loss from discontinued operations of $40,000, or $.01 per share.

The Specialty Chemicals Segment delivered strong sales, up 11 percent in the first quarter of 2006 from the first quarter of 2005. Segment income was $801,000 and $748,000 for the first quarter of 2006 and 2005, respectively, increasing by seven percent. The modest decrease in profit margins resulted from changes in product mix together with some energy related costs increases not yet passed on in our sales prices. The Segment was able to add several new contracts over the past five months and anticipates adding others as the year progresses. Management believes that the largest new product development effort the Company has had in many years is finally poised to produce meaningful sales later this year. It has taken longer than management originally anticipated, but we remain confident in the potential. On February 16, 2006 the U.S. Consumer Products Safety Commission released its final approval for new flammability standards for mattresses. These standards will be implemented on July 1, 2007. Their in-depth study of fire retardant chemicals, including components used in the Synalloy products, indicates no appreciable risk of health effects and they project that the benefits will substantially outweigh the costs of implementation. On February 22, 2006 Leggett & Platt and The Felters Group announced that they have entered into a strategic alliance to manufacture and distribute the fire retardant products. These products were jointly developed under our arrangement with Felters as the Sleep-Safe™ chemistries. Leggett & Platt, which holds a preeminent position as a supplier of components for mattress manufacture, will market the products under the Sleep-Safe High Loft® and Sleep-Safe Duplex® product lines. Either product can be used as a top panel or a border panel. It is expected that mattress manufacturers will begin to ramp up their production late in 2006 to assure compliance with the implementation date of July 1, 2007, and management expects the demand for our fire retardant products to increase and grow into significant volumes consistent with this expected increase in mattress manufacturers' production. Assuming that no significant downturn in the general economy occurs, management expects this Segment to continue to operate profitably.

Sales in the Metals Segment increased seven percent for the first quarter of 2006 from the same quarter a year earlier. The increase resulted from 16 percent higher unit volumes partially offset by an eight percent decline in average selling prices. Operating income declined 48 percent to $1,120,000 for the first quarter of 2006 compared to the same quarter last year. Pipe sales achieved an 8 percent increase in unit volumes, as management continued to regain market share. However, operating income from these products was down 80 percent which more than accounted for the overall decline for the Segment. The reason for the profit decline was the change in trend of surcharges on stainless steel raw materials. Surcharges are assessed each month by the stainless steel producers to cover the change in their costs of certain raw materials. The Company in turn, passes on the surcharge in the sales prices charged to its customers. Under the Company's first-in-first-out inventory method, cost of goods sold is charged for the surcharges that were in effect three or more months prior to the month of sale. Accordingly, if surcharges are in an upward trend, reported profits will benefit. Conversely, when surcharges go

Synalloy Corporation

Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations - Continued

down, profits are reduced. During the first quarter of 2005, surcharges were significantly higher than they were in the prior several months with the accompanying benefit to profits. The reverse was true in the first quarter of 2006, when lower surcharges led to lower profits. The monthly change in surcharges makes it more difficult to manage the inventory and can lead to large swings in reported profitability on a quarterly basis. The swing in profits resulting from the reversed trend in surcharges, masked an outstanding performance from the other products in the Segment. Specialty alloy pipe sales continued to be strong in the quarter, achieving a 12 percent increase in unit volumes compared to the first quarter of 2005 and management remains optimistic about the current conditions that exist in the specialty alloy markets. Piping systems had a surge in operating income, up over 400 percent from the depressed level of a year earlier. Piping systems' backlog as of the end of the first quarter of 2006 continues to remain at an excellent level at $19,300,000 compared to $12,900,000 at the end of the first quarter of 2005. A significant amount of the increase came from an LNG project to be completed over the second and third quarters of 2006. Piping systems' backlog should continue to provide a level of sales for piping systems to operate profitably over the next several quarters. The Segment continues to be successful in penetrating new markets, such as projects in the LNG and waste water treatment industries, where management believes there is significant growth potential. About 70 percent of the backlog is from these sources. If piping systems can continue to generate the expected volume through its operations, and demand for commodity and special alloy piping continue at their current levels, management believes this Segment will continue to operate profitably.

The Company completed the movement of Organic Pigments' operations from Greensboro, NC to Spartanburg, in the first quarter of 2006. The Greensboro plant has been closed and the Company has entered into a contract to sell the property, which is expected to close in May of 2006. A $213,000 loss has been recorded for the move in the first quarter of 2006. However, management is expecting to record a gain from the sale of the property in the second quarter of 2006 which is expected to exceed the cost of the move. Consolidating the two operations will provide operating efficiencies including lower operating costs and should reduce the Spartanburg plant's dependence on contract processing and reduce the volatility of its operating results.

Consolidated selling and administrative expense for the first quarter of 2006 decreased $230,000, or eight percent, compared to the first quarter of last year, and the expense was seven percent of sales for the quarter compared to eight percent for the same quarter last year. The dollar decrease for the quarter resulted principally from higher profit incentives incurred in the first quarter of last year. The Company provided income taxes at an effective tax rate of 36.6 percent in the first quarter of 2006 compared to 30 percent in the same period last year. The lower rate used in 2005 resulted from reevaluating accruals for certain income tax contingencies provided for in previous years.

At the end of 2004, the Company sold certain of the assets associated with the Blackman Uhler, LLC (BU) dye business effective January 31, 2005, and relevant operations were transferred to the purchaser by the end of the first quarter of 2005. The operations of the Colors Segment are being reported as discontinued operations in the first quarter of 2005 which came primarily from payments of severance to terminated employees.

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

No disclosure is required under 17 C.F.R. Section 229.308(c).

PART II: OTHER INFORMATION

Item 1A. Risk Factors.

There has been no material change in the risk factors as previously disclosed in the Company's Form 10-K filed for the period ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 23, 2006, the Company issued 549 shares to Ralph Matera as compensation for his service as a director for the fourth quarter of 2005. Issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because no public offering was involved. During the first quarter ended April 1, 2006, the Registrant issued shares of common stock to the following classes of persons upon the exercise of options issued pursuant to the Registrant's 1998 Stock Option Plan. Issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering.

Synalloy Corporation
Date Issued	Class of Purchasers	Number of Shares Issued	Aggregate Exercise Price
2/24/2006	Officers and Employees	1,600	$7,440
3/29/2006	Officers and Employees	3,200	$14,880
		4,800	$22,320
		======	======

Item 6.		Exhibits
The following exhibits are included herein:
	31	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
	32	Certifications Pursuant to 18 U.S.C. Section 1350
The Company filed a Form 8-K on February 13, 2006 pursuant to Items 1.01, 2.02, 5.02 and 9.01.

Synalloy Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNALLOY CORPORATION
(Registrant)

Date: May 15, 2006	By:	/s/ Ronald H. Braam
Ronald H. Braam
President and Chief Executive Officer

Date: May 15, 2006	By:	/s/ Gregory M. Bowie
Gregory M. Bowie
Vice President Finance and Chief Financial Officer