Form 10-Q/A
period 2006-04-01
SYNALLOY CORP
filed 2006-05-15
CIK 95953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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
Signatures and Certifications

 This Form 10-Q/A is being filed solely for the purpose of attaching Exhibits 31 and 32 which were inadvertently omitted from the Form 10-Q filing.

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