Form 10-Q
period 2006-07-01
SYNALLOY CORP
filed 2006-08-11
CIK 95953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 1, 2006

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
Yes☒       No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

Larger accelerated Filer __      Accelerated filer __ Non-accelerated filer☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes __ No☒

The number of shares outstanding of the registrant's common stock as of July 1, 2006 was 6,127,044

Synalloy Corporation

Index

PART I.  FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6.	Exhibits
Signatures and Certifications

Item 1. FINANCIAL STATEMENTS
Synalloy Corporation
Condensed Consolidated Balance Sheets	July 1, 2006	Dec 31, 2005
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$426	$2,379
Accounts receivable, less allowance
for doubtful accounts	20,429,002	21,862,852
Inventories
Raw materials	11,822,493	10,366,091
Work-in-process	8,955,626	8,560,707
Finished goods	6,746,204	5,555,529
Total inventories	27,524,323	24,482,327

Deferred income taxes	1,599,000	1,219,000
Prepaid expenses and other current assets	125,956	427,728
Total current assets	49,678,707	47,994,286

Cash value of life insurance	2,663,514	2,639,514
Property, plant & equipment, net of accumulated
depreciation of $40,801,000 and $39,347,000	19,450,266	18,697,760
Deferred charges and other assets	1,620,985	1,650,622

Total assets	$73,413,472	$70,982,182

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$466,667	$466,667
Accounts payable	10,510,265	11,191,861
Accrued expenses	4,833,364	5,846,899
Current portion of environmental reserves	154,415	104,199
Income taxes payable	1,431,725	1,720,702
Total current liabilities	17,396,436	19,330,328

Long-term debt	10,755,077	8,090,554
Environmental reserves	611,000	611,000
Deferred compensation	506,087	541,962
Deferred income taxes	2,468,000	3,112,000
Shareholders' equity
Common stock, par value $1 per share - authorized
12,000,000 shares; issued 8,000,000 shares	8,000,000	8,000,000
Capital in excess of par value	38,861	-
Retained earnings	49,508,568	47,329,620
Less cost of Common Stock in treasury:
1,872,956 and 1,892,160 shares	(15,870,557)	(16,033,282)
Total shareholders' equity	41,676,872	39,296,338

Total liabilities and shareholders' equity	$73,413,472	$70,982,182
Note: The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date.
See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Operations

(Unaudited)	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Net sales	$36,728,508	$31,484,323	$72,891,980	$64,811,787

Cost of goods sold	31,459,968	27,222,930	63,623,755	55,411,839

Gross profit	5,268,540	4,261,393	9,268,225	9,399,948

Selling, general and
administrative expense	2,716,861	2,581,335	5,469,172	5,350,974

Operating income	2,551,679	1,680,058	3,799,053	4,048,974

Other (income) and expense
Interest expense	199,889	216,363	346,942	450,672
Other, net	(50)	(22,847)	(589)	(31,739)

Income from continuing
operations before income taxes	2,351,840	1,486,542	3,452,700	3,630,041
Provision for income taxes	854,000	443,000	1,257,000	1,089,000

Net income from
continuing operations	1,497,840	1,043,542	2,195,700	2,541,041

Loss from discontinued operations	-	(12,159)	-	(73,413)
Benefit from income taxes	-	(1,000)	-	(22,000)
Net loss from discontinued operations	-	(11,159)	-	(51,413)

Net income	$1,497,840	$1,032,383	$2,195,700	$2,489,628

Net income (loss) per basic common share:
Income from continuing operations	$.24	$.17	$.36	$.42
Loss from discontinued operations	-	-	-	($.01)
Net income	$.24	$.17	$.36	$.41

Net income (loss) per diluted common share:
Income from continuing operations	$.24	$.17	$.35	$.41
Loss from discontinued operations	-	-	-	($.01)
Net income	$.24	$.17	$.35	$.40

Average shares outstanding
Basic	6,122,679	6,053,999	6,115,834	6,040,018
Dilutive effect from stock options	112,720	149,301	111,853	136,849
Diluted	6,235,399	6,203,300	6,227,687	6,176,867

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)	Six Months Ended
	July 1, 2006	July 2, 2005
Operating activities
Net income	$2,195,700	$2,489,628
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Loss from discontinued operations, net of tax	-	51,413
Depreciation expense	1,454,288	1,434,436
Amortization of deferred charges	27,462	19,200
Deferred income taxes	(1,024,000)	(491,000)
Provision for losses on accounts receivable	225,588	304,261
Gain on sale of property, plant and equipment	-	(3,350)
Cash value of life insurance	(24,000)	(24,000)
Environmental reserves	50,216	(522,672)
Issuance of treasury stock for director fees	81,226	125,005
Employee stock option compensation	37,812	-
Changes in operating assets and liabilities:
Accounts receivable	1,208,262	(4,012,367)
Inventories	(3,041,996)	4,638,074
Other assets and liabilities	(131,929)	(95,908)
Accounts payable	(681,596)	605,014
Accrued expenses	(1,013,535)	1,834,655
Income taxes payable	(288,977)	1,327,578
Net cash (used in ) provided by continuing
operating activities	(925,479)	7,679,967
Net cash provided by
discontinued operating activities	-	3,982,643
Net cash (used in) provided by operating activities	(925,479)	11,662,610

Investing activities
Purchases of property, plant and equipment	(2,206,794)	(993,404)
Proceeds from sale of property, plant and equipment	-	3,350
Proceeds from note receivable	400,000	-
Net cash used in investing activities	(1,806,794)	(990,054)

Financing activities
Net proceeds from (payments on) long-term debt	2,664,523	(7,063,552)
Proceeds from exercised stock options	65,797	105,318
Net cash provided by (used in) continuing
operations financing activities	2,730,320	(6,958,234)
Net cash used in discontinued
operations financing activities	-	(4,000,000)
Net cash provided by (used in) financing activities	2,730,320	(10,958,234)

Decrease in cash and cash equivalents	(1,953)	(285,678)
Cash and cash equivalents at beginning of period	2,379	292,350

Cash and cash equivalents at end of period	$426	$6,672
See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

July 1, 2006

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended July 1, 2006, are not necessarily indicative of the results that may be expected for the year ending December 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended December 31, 2005.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006.

NOTE 2 -- RECLASSIFICATION

For comparison purposes, certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation. These reclassifications had no effect on net income or shareholders’ equity as previously reported.

NOTE 3 -- INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.

NOTE 4 -- SALE OF ASSETS AND DISCONTINUED OPERATIONS

The Company completed the movement of Organic Pigments’ operations from Greensboro, NC to Spartanburg, SC in the first quarter of 2006, recording plant relocation costs of $213,000 in administrative expense in the quarter. The Greensboro plant was closed in the first quarter of 2006 and on August 9, 2006, the Company sold the property for a net sales price of $790,000. The property has a net book value of $222,000 as of July 1, 2006, and the Company is expected to record a gain on the sale of approximately $568,000 in the third quarter of 2006.

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

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

July 1, 2006

NOTE 5 -- DEFERRED CHARGES AND OTHER ASSETS

Included in Deferred Charges and Other Assets is $1,355,000 of goodwill representing the excess of cost over fair value of net assets of businesses acquired and is included in the Specialty Chemicals Segment. The amount recorded is evaluated annually for impairment.

NOTE 6 -- SEGMENT INFORMATION

	Three Months Ended		Year to Date
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net sales
Specialty Chemicals Segment	$12,545,000	$11,194,000	$25,433,000	$22,832,000
Metals Segment	24,184,000	20,290,000	47,459,000	41,980,000

	$36,729,000	$31,484,000	$72,892,000	$64,812,000

Segment income
Specialty Chemicals Segment	$787,000	$243,000	$1,588,000	$991,000
Metals Segment	2,292,000	1,911,000	3,412,000	4,060,000

	3,079,000	2,154,000	5,000,000	5,051,000
Unallocated expenses
Corporate	527,000	474,000	988,000	1,002,000
Plant relocation costs	-	-	213,000	-
Interest expense	200,000	216,000	347,000	451,000
Other (income) expense	-	(23,000)	(1,000)	(32,000)
Income from continuting operations before income tax	$2,352,000	$1,487,000	$3,453,000	$3,630,000

NOTE 7 -- STOCK OPTIONS

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123R"), which was issued by the FASB in December 2004, using the modified prospective application as permitted under SFAS 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of SFAS 123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company's common stock on the date of grant.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

July 1, 2006

The Company has three stock option plans in effect at July 1, 2006. A summary of plan activity for 2006 is as follows:

	Weighted		Weighted
	Average		Average	Intrinsic
	Exercise	Options	Contractual	Value of
	Price	Outstanding	Term	Options
			(in years)
Outstanding at December 31, 2005	$9.64	331,550		$740,000

Granted		-
Exercised
First quarter	$4.65	(4,800)		$46,000
Second quarter	$5.54	(7,850)		$58,000
First six months	$5.20	(12,650)		$104,000
Cancelled
First quarter		-
Second quarter	$4.65	(8,000)
First six months	$4.65	(8,000)
Expired
First quarter		-
Second quarter	$18.88	(14,500)
First six months	$18.88	(14,500)

Outstanding at July 1, 2006	$9.51	296,400	9.5	$1,196,000

Exercisable options	$9.41	240,544	3.6	$1,024,000

Options expected to vest	$9.96	55,856	8.6	$172,000

At July 1, 2006, there were 207,100 options available for grant under the plans. The weighted average fair value on the grant date of all options outstanding on July 1, 2006 was $766,000. All options that were outstanding on July 1, 2006 were fully vested except for 80,000 granted on February 3, 2005 with an exercise price of $9.96 per share.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

July 1, 2006

The compensation cost that has been charged against income before taxes for the unvested options was approximately $19,000 and $38,000 for the three and six months ended July 1, 2006, respectively. As of July 1, 2006, there was $271,000 of total unrecognized compensation cost related to non-vested stock options granted under the Company's stock option plans which is expected to be recognized over a period of 4 years. The fair value of the unvested options computed under SFAS 123R, was estimated at the time the options were granted using the Black-Scholes option pricing model, and are being recognized over the vesting period of the options. The following weighted-average assumptions were used for 2005: risk-free interest rate of five percent; volatility factors of the expected market price of the Company’s Common Shares of .659; an expected life of the option of seven years. The dividend yield used in the calculation was zero percent. The weighted average fair value on the date of grant was $6.77. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

The following illustrates the effect on net income available to common stockholders if the Company had applied the fair value recognition provisions of SFAS 123 in the six months ended July 2, 2005:

	Second Quarter	Year to Date
	July 2, 2005	July 2, 2005
Net income reported	$1,032,000	$2,490,000
Compensation expense, net of tax	(74,000)	(143,000)
Pro forma net income	$959,000	$2,347,000

Basic income per share	$.17	$.41
Compensation expense, net of tax	($.01)	($.02)
Pro forma basic income per share	$.16	$.39

Diluted income per share	$.17	$.40
Compensation expense, net of tax	($.01)	($.02)
Pro forma diluted income per share	$.16	$.38

Synalloy Corporation

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion of certain significant factors that affected the Company during the quarter ended July 1, 2006.

Consolidated sales for the quarter and first six months of 2006 were up, increasing 17 and 13 percent compared to the same periods one year ago. For the second quarter of 2006, the Company experienced a 45 percent increase in net earnings to $1,498,000, or $.24 per share. This compares to net earnings of $1,032,000, or $.17 per share in 2005’s second quarter. The Company generated net earnings for the first six months of 2006 of $2,196,000, or $.35 per share, compared to net earnings of $2,490,000, or $.40 per share in the first six months of 2005 which included a net loss from discontinued operations of $51,000, or $.01 per share.

The Specialty Chemicals Segment continued the strong performance it experienced in the first quarter delivering sales increases of 12 and 11 percent in the second quarter and first six months of 2006, respectively, over the same periods last year. Segment income improved significantly to $787,000 in the second quarter more than tripling the $243,000 earned in the second quarter of 2005. For the first six months of 2006, the Segment earned $1,588,000 which was 60 percent higher than the $991,000 earned last year. The increase in revenues came primarily from adding several new products over the past three quarters, coupled with increased selling prices to pass on higher energy related costs. The Segment completed the relocation of its pigment operations from Greensboro, NC to Spartanburg, SC at the end of the first quarter of 2006 and experienced the positive impact of consolidating the two operations throughout the second quarter. The combination of the cost synergies from the relocation and increase in revenues produced the significant income improvement. The Segment continues to make progress on the development of the fire retardant business discussed in previous quarters. On February 16, 2006 the U.S. Consumer Products Safety Commission released its final approval for new flammability standards for mattresses. These standards will be implemented on July 1, 2007. It is expected that mattress manufacturers will begin to ramp up their production late in 2006 to assure compliance with the implementation date of July 1, 2007, and management expects the demand for our fire retardant products to increase and grow into significant volumes consistent with this expected increase in mattress manufacturers’ production. Based on current conditions and management’s expectations, the Company expects this Segment to continue to operate profitably.

Sales in the Metals Segment increased 19 and 13 percent for the second quarter and six months of 2006, respectively, from the same periods a year earlier. The increases resulted from 28 and 22 percent higher unit volumes for the quarter and six months, partially offset by six and seven percent declines in average selling prices, respectively, compared to the same periods last year. Operating income increased 20 percent to $2,292,000 for the second quarter and declined 16 percent to $3,412,000 for the first six months of 2006 compared to the same periods last year. The noteworthy increase in second quarter unit volumes resulted from management’s success in regaining market share in pipe sales and from much higher production of piping systems for energy and water treatment customers. The significant increase in second quarter operating income came mostly from piping systems as the result of the much improved operating level. Pipe sales produced a modest increase in spite of significantly less profits from the effect of stainless steel surcharges. Surcharges are assessed each month by the stainless steel producers to cover the change in their costs of certain raw materials. The Company in turn, passes on the surcharge in the sales prices charged to its customers. Under the Company’s first-in-first-out inventory method, cost of goods sold is charged for the surcharges that were in effect three or more months prior to the month of sale. Accordingly, if surcharges are in an upward trend, reported profits will benefit. Conversely, when surcharges go down, profits are reduced. During

Synalloy Corporation

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

the second quarter of 2005, surcharges were significantly higher than they were in the prior several months with an accompanying significant benefit to profits. The second quarter of 2006 also benefited from surcharges, but to a much lesser extent than a year earlier. The same factors affected the six months with the primary difference being the large surcharge benefit in 2005 compared to a loss from this source in 2006. The monthly change in surcharges makes it more difficult to manage the inventory and can lead to large swings in reported profitability on a quarterly basis. Management evaluates performance of the commodity pipe product group after eliminating the surcharge effects, and on this basis the operating performance in the first six months of 2006 was actually better than a year earlier. Piping systems’ backlog as of the end of the second quarter of 2006 continues to remain at an excellent level at $22,100,000 compared to $18,000,000 at the end of the second quarter of 2005. Not reflected in the backlog amount are three projects totaling approximately $14,000,000 booked in July in the water treatment and energy industries that should be completed in 2007 and 2008. Piping systems’ backlog should continue to provide a level of sales for piping systems to operate profitably over the next several quarters. The Segment continues to be successful in penetrating new markets, such as projects in the LNG and waste water treatment industries, where management believes there is significant growth potential, with more than 80 percent of the backlog coming from these sources. The favorable trend in surcharges currently in effect should provide opportunities to improve profits from pipe sales over the third quarter. Based on current conditions and management’s expectations, the Company believes this Segment will continue to operate profitably.

The Company completed the movement of Organic Pigments’ (OP) operations from Greensboro, NC to Spartanburg, closed the Greensboro plant, and recorded a $213,000 loss in selling, general and administrative expense for the move in the first quarter of 2006. On August 9, 2006, the Company sold the property for a net sales price of $790,000. The property has a net book value of $222,000 as of July 1, 2006, and the Company is expected to record a gain on the sale of approximately $568,000 in the third quarter of 2006.

Consolidated selling and administrative expense for the second quarter and first six months of 2006 increased $135,000, or five percent, and $118,000, or two percent, respectively, compared to the same periods of last year, and the expense was unchanged as a percent of sales at eight percent for the quarter and six months for both 2006 and 2005. The dollar increase for the quarter resulted principally from higher profit incentives incurred in the second quarter of this year. This increase was offset in the first six months as a result of the OP relocation costs incurred in the first quarter of 2006 discussed above, offset by lower incentives recorded in the first quarter of 2006 compared to higher incentives recorded in the first quarter of 2005. The Company provided income taxes at an effective tax rate of 36.4 percent in the first six months of 2006 compared to 30 percent in the same period last year. The lower rate used in 2005 resulted from reevaluating accruals for certain income tax contingencies provided for in previous years.

At the end of 2004, the Company sold certain of the assets associated with the Blackman Uhler, LLC (BU) dye business effective January 31, 2005, and relevant operations were transferred to the purchaser by the end of the first quarter of 2005. The operations of the Colors Segment are being reported as discontinued operations in the first six months of 2005 which came primarily from payments of severance to terminated employees.

Synalloy Corporation

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

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

Item 4. Controls and Procedures.

Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the period covered by this quarterly report, were effective.

There has been no change in the registrant's internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A. Risk Factors.

There has been no material change in the risk factors as previously disclosed in the Company’s Form 10-K filed for the period ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter ended July 1, 2006, the Registrant issued shares of common stock to the following classes of persons upon the exercise of options issued pursuant to the Registrant's 1998 Stock Option Plan. Issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering.

Synalloy Corporation

Date Issued	Class of Purchasers	Number of Shares Issued	Aggregate Exercise Price
4/24/2006	Officers and Employees	2,400	$11,160
5/4/2006	Officers and Employees	3,200	$14,880
5/4/2006	Officers and Employees	2,250	$17,438
		7,850	$43,478

Item 5. Other Information

A.	The Annual Meeting of Shareholders was held April 27, 2006 at the Company's Bristol Metals subsidiary, Bristol, Tennessee.
B.	The following individuals were elected as directors at the Annual Meeting:
	Name	Votes For	Votes Withheld
	Sibyl N. Fishburn	5,063,599	40,913
	James G. Lane, Jr.	4,784,112	320,400
	Ronald H. Braam	5,072,516	11,996
	Craig C. Bram	5,093,810	11,145
	Carroll D. Vinson	5,072,665	31,847
	Murray H. Wright	5,087,987	16,525

Item 6.		Exhibits
The following exhibits are included herein:
	31	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
	32	Certifications Pursuant to 18 U.S.C. Section 1350
The Company filed a Form 8-K on April 24, 2006 pursuant to Items 2.02 and 9.01.

Synalloy Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNALLOY CORPORATION
(Registrant)

Date: August 11, 2006	By:	/s/ Ronald H. Braam
Ronald H. Braam
President and Chief Executive Officer

Date: August 11, 2006	By:	/s/ Gregory M. Bowie
Gregory M. Bowie
Vice President Finance and Chief Financial Officer