Form 10-Q
period 2006-09-30
SYNALLOY CORP
filed 2006-11-13
CIK 95953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to ____
Commission file number 0-19687

SYNALLOY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	57-0426694
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
2155 West Croft Circle Spartaanburg, South Carolina	29302
(Address of principal executive offices)	(Zip code)

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
Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

Larger accelerated Filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock as of September 30, 2006 was 6,128,051

Synalloy Corporation

Index

 PART I.  FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6.	Exhibits
Signatures and Certifications

Item 1. FINANCIAL STATEMENTS
Synalloy Corporation
Condensed Consolidated Balance Sheets	Sep 30, 2006	Dec 31, 2005
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$560	$2,379
Accounts receivable, less allowance
for doubtful accounts	22,856,441	21,862,852
Inventories
Raw materials	15,317,620	10,366,091
Work-in-process	9,535,232	8,560,707
Finished goods	6,756,216	5,555,529
Total inventories	31,609,068	24,482,327

Deferred income taxes	1,491,000	1,219,000
Prepaid expenses and other current assets	153,546	427,728
Total current assets	56,110,615	47,994,286

Cash value of life insurance	2,675,514	2,639,514
Property, plant & equipment, net of accumulated
depreciation of $38,285,000 and $39,347,000	18,769,837	18,697,760
Deferred charges and other assets	1,602,068	1,650,622

Total assets	$79,158,034	$70,982,182

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$466,667	$466,667
Accounts payable	14,172,854	11,191,861
Accrued expenses	5,990,134	5,846,899
Current portion of environmental reserves	200,053	104,199
Income taxes payable	1,563,382	1,720,702
Total current liabilities	22,393,090	19,330,328

Long-term debt	8,677,161	8,090,554
Environmental reserves	611,000	611,000
Deferred compensation	488,149	541,962
Deferred income taxes	2,884,000	3,112,000

Shareholders' equity
Common stock, par value $1 per share - authorized
12,000,000 shares; issued 8,000,000 shares	8,000,000	8,000,000
Capital in excess of par value	52,030	-
Retained earnings	51,917,412	47,329,620
Less cost of Common Stock in treasury:
1,871,949 and 1,892,160 shares	(15,864,808)	(16,033,282)
Total shareholders' equity	44,104,634	39,296,338

Total liabilities and shareholders' equity	$79,158,034	$70,982,182
Note: The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date.
See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Operations

(Unaudited)	Three Months Ended		Nine Months Ended
	Sep 30, 2006	Oct 1, 2005	Sep 30, 2006	Oct 1, 2005

Net sales	$39,096,599	$30,674,672	$111,988,579	$95,486,459

Cost of goods sold	32,887,726	27,172,807	96,511,481	82,584,646

Gross profit	6,208,873	3,501,865	15,477,098	12,901,813

Selling, general and
administrative expense	2,810,061	2,528,932	8,279,233	7,879,906

Operating income	3,398,812	972,933	7,197,865	5,021,907

Other (income) and expense
Gain from sale of property and plant	(595,600)	-	(595,600)	-
Interest expense	182,600	228,749	529,542	679,421
Other, net	(32)	-	(621)	(31,739)

Income from continuing
operations before income taxes	3,811,844	744,184	7,264,544	4,374,225
Provision for income taxes	1,403,000	219,000	2,660,000	1,308,000

Net income from
continuing operations	2,408,844	525,184	4,604,544	3,066,225

Loss from discontinued operations	-	-	-	(73,413)
Benefit from income taxes	-	-	-	(22,000)

Net loss from discontinued operations	-	-	-	(51,413)

Net income	$2,408,844	$525,184	$4,604,544	$3,014,812

Net income (loss) per basic common share:
Income from continuing operations	$.39	$.09	$.75	$.51
Loss from discontinued operations	-	-	-	($.01)
Net income	$.39	$.09	$.75	$.50

Net income (loss) per diluted common share:
Income from continuing operations	$.39	$.09	$.74	$.50
Loss from discontinued operations	-	-	-	($.01)
Net income	$.39	$.09	$.74	$.49

Average shares outstanding
Basic	6,127,077	6,087,108	6,119,582	6,055,715
Dilutive effect from stock options	115,951	77,512	111,678	73,446
Diluted	6,243,028	6,164,620	6,231,260	6,129,161

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)	Nine Months Ended
	Sep 30, 2006	Oct 1, 2005
Operating activities
Net income	$4,604,544	$3,014,812
Adjustments to reconcile net income to net cash
provided by operating activities:
Loss from discontinued operations, net of tax	-	51,413
Depreciation expense	2,199,535	2,161,154
Amortization of deferred charges	41,193	28,800
Deferred income taxes	(500,000)	(770,000)
Provision for losses on accounts receivable	360,519	453,837
(Gain) loss on sale of property, plant and equipment	(602,350)	10,550
Cash value of life insurance	(36,000)	(36,000)
Environmental reserves	95,854	(733,703)
Issuance of treasury stock for director fees	81,226	125,005
Employee stock option compensation	56,718	-
Changes in operating assets and liabilities:
Accounts receivable	(1,354,108)	(4,122,435)
Inventories	(7,126,741)	(876,604)
Other assets and liabilities	(172,270)	90,386
Accounts payable	2,980,993	4,856,302
Accrued expenses	143,235	1,127,199
Income taxes payable	(157,320)	1,769,155
Net cash provided by continuing operating activities	615,028	7,149,871
Net cash provided by discontinued operating activities	-	3,982,643
Net cash provided by operating activities	615,028	11,132,514

Investing activities
Purchases of property, plant and equipment	(2,487,242)	(1,963,493)
Proceeds from sale of property, plant and equipment	817,980	3,350
Proceeds from note receivable	400,000	-
Net cash used in investing activities	(1,269,262)	(1,960,143)

Financing activities
Net proceeds from (payments on) long-term debt	586,607	(5,565,268)
Proceeds from exercised stock options	65,808	105,330
Net cash provided by (used in) continuing operations
financing activities	652,415	(5,459,938)
Net cash used in discontinued operations
financing activities		(4,000,000)
Net cash provided by (used in) financing activities	652,415	(9,459,938)

Decrease in cash and cash equivalents	(1,819)	(287,567)
Cash and cash equivalents at beginning of period	2,379	292,350

Cash and cash equivalents at end of period	$560	$4,783

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation

Notes To Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2006

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended December 31, 2005.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006 and is not expected to have a material impact on the Company’s financial statements.

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

NOTE 4 -- SALE OF ASSETS AND DISCONTINUED OPERATIONS

The Company completed the movement of Organic Pigments’ operations from Greensboro, NC to Spartanburg, SC in the first quarter of 2006, recording plant relocation costs of $213,000 in administrative expense in the quarter. The Greensboro plant was closed in the first quarter of 2006 and on August 9, 2006, the Company sold the property for a net sales price of $811,000. The property had a net book value of $215,000, and the Company recorded a pre-tax gain on the sale of approximately $596,000 in the third quarter of 2006.

The Company sold certain of the assets associated with the Blackman Uhler, LLC dye business effective January 31, 2005. The sale was completed and relevant operations were transferred to the purchaser by the end of the first quarter of 2005. The operations of the Colors Segment are reported as discontinued operations in the 2005 financial statements.

Synalloy Corporation

Notes To Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2006

NOTE 5 -- DEFERRED CHARGES AND OTHER ASSETS

Included in Deferred Charges and Other Assets is $1,355,000 of goodwill representing the excess of cost over fair value of net assets of businesses acquired and is included in the Specialty Chemicals Segment. The amount recorded is evaluated annually for impairment.

NOTE 6 -- SEGMENT INFORMATION

	Three Months Ended		Year to Date
	Sep 30, 2006	Oct 1, 2005	Sept 30, 2006	Oct 1, 2005
Net sales
Specialty Chemicals Segment	$12,725,000	$11,102,000	$38,158,000	$33,934,000
Metals Segment	26,372,000	19,573,000	73,831,000	61,552,000

	$39,097,000	$30,675,000	$111,989,000	$95,486,000

Segment income
Specialty Chemicals Segment	$647,000	$382,000	$2,235,000	$1,374,000
Metals Segment	3,308,000	1,038,000	6,720,000	5,098,000
	3,955,000	1,420,000	8,955,000	6,472,000
Unallocated expenses
Corporate	556,000	447,000	1,545,000	1,451,000
Plant relocation costs	-	-	213,000	-
Gain on sale of plant & property	(596,000)	-	(596,000)	-
Interest expense	183,000	229,000	529,000	679,000
Other (income) expense	-	-	(1,000)	(32,000)

Income from continuing operations before income taxes	$3,812,000	$744,000	$7,265,000	$4,374,000

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

Synalloy Corporation

Notes To Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2006

The Company has three stock option plans in effect at September 30, 2006. A summary of plan activity for 2006 is as follows:

	Weighted		Weighted
	Average		Average	Intrinsic
	Exercise	Options	Contractual	Value of	Options
	Price	Outstanding	Term	Options	Available
Outstanding at			(in years)
December 31, 2005	$9.64	331,550		$740,000	199,100

Granted		0			0
Exercised
First quarter	$4.65	(4,800)		$46,000
Second quarter	$5.54	(7,850)		$58,000
Third quarter	$4.65	(1,500)		$15,000
First nine months		(14,150)		$119,000
Cancelled
First quarter		0			0
Second quarter	$4.65	(8,000)			8,000
Third quarter		0			0
First nine months		(8,000)			8,000
Expired
First quarter		0			0
Second quarter	$18.88	(14,500)			0
Third quarter		0			0
First nine months		(14,500)			0

Outstanding at
September 30, 2006	$9.54	294,900	4.3	$1,458,000	207,100

Exercisable options	$9.44	239,044	3.3	$1,216,000
Options expected to vest	$9.96	55,856	8.3	$241,856

At September 30, 2006, there were 207,100 options available for grant under the plans. The weighted average fair value on the grant date of all options outstanding on September 30, 2006 was $761,000. All options that were outstanding on September 30, 2006 were fully vested except for 80,000 granted on February 3, 2005 with an exercise price of $9.96 per share.

Synalloy Corporation

Notes To Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2006

The compensation cost that has been charged against income before taxes for the unvested options was approximately $19,000 and $57,000 for the three and nine months ended September 30, 2006, respectively. As of September 30, 2006, there was $253,000 of total unrecognized compensation cost related to non-vested stock options granted under the Company's stock option plans which is expected to be recognized over a period of 4 years. The fair value of the unvested options computed under SFAS 123R, was estimated at the time the options were granted using the Black-Scholes option pricing model, and is being recognized over the vesting period of the options. The following weighted-average assumptions were used for 2005: risk-free interest rate of five percent; volatility factors of the expected market price of the Company’s Common Shares of .659; an expected life of the option of seven years. The dividend yield used in the calculation was zero percent. The weighted average fair value on the date of grant was $6.77. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

The following illustrates the effect on net income available to common stockholders if the Company had applied the fair value recognition provisions of SFAS 123 in the nine months ended October 1, 2005:

	Third Quarter	Year to Date
	Oct 1, 2005	Oct 1, 2005
Net income reported	$525,000	$3,015,000
Compensation expense, net of tax	(69,000)	(212,000)
Pro forma net income	$456,000	$2,803,000

Basic income per share	$.09	$.50
Compensation expense, net of tax	($.01)	($.04)
Pro forma basic income per share	$.08	$.46

Diluted income per share	$.09	$.49
Compensation expense, net of tax	($.01)	($.03)
Pro forma diluted income per share	$.08	$.46

Synalloy Corporation

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion of certain significant factors that affected the Company during the quarter ended September 30, 2006.

Consolidated sales for the quarter and first nine months of 2006 were up, increasing 28 and 17 percent compared to the same periods one year ago. For the third quarter of 2006, the Company experienced a 359 percent increase in net earnings to $2,409,000, or $.39 per share. This compares to net earnings of $525,000, or $.09 per share in 2005’s third quarter. The Company generated net earnings for the first nine months of 2006 of $4,605,000, or $.74 per share, compared to net earnings of $3,015,000, or $.49 per share in the first nine months of 2005. Included in net earnings in the third quarter and nine months of 2006 was an after tax gain from the sale of property and plant net of relocation costs of $378,000, or $.06 per share and $243,000, or $.04 per share, respectively.

The Specialty Chemicals Segment continued the strong performance it experienced in the first six months delivering sales increases of 15 percent and 12 percent in the third quarter and first nine months of 2006, respectively, over the same periods last year. Segment income improved significantly to $647,000 in the third quarter or 69 percent more than the $382,000 earned in the third quarter of 2005. For the first nine months of 2006, the Segment earned $2,235,000 which was 63 percent higher than the $1,374,000 earned last year. The increase in revenues came primarily from adding several new products over the past four quarters, a significant increase in demand for one of our contract manufacturing products, and increased selling prices to pass on higher energy related costs. The Segment completed the relocation of its pigment operations from Greensboro, NC to Spartanburg, SC at the end of the first quarter of 2006 and experienced the positive impact of consolidating the two operations throughout the second and third quarters. The combination of the cost savings from the relocation and increase in revenues produced the significant income improvement. The Segment has begun to feel the increased sampling activity from its Fire Retardant products on the larger mattress manufacturers’ part as they begin to qualify components to be in compliance with the implementation of the Consumer Products Safety Commission’s final Flammability Standards effective July 1, 2007. Management expects the demand for our Fire Retardant products to increase to significant volumes as this deadline approaches. Based on current conditions and management’s expectations, the Company expects this Segment to continue to operate profitably.

Sales in the Metals Segment increased 35 percent and 20 percent for the third quarter and nine months of 2006, respectively, from the same periods a year earlier. The increases resulted from 37 percent and 26 percent higher unit volumes for the quarter and nine months, partially offset by 1 percent and 5 percent declines in average selling prices, respectively, compared to the same periods last year. Operating income more than tripled to $3,308,000 for the third quarter and increased 32 percent to $6,720,000 for the first nine months of 2006 compared to the same periods last year. The significant increase in unit volumes reflects management’s success in regaining market share in pipe sales throughout 2006 and from much higher production of piping systems for energy and water treatment customers. The decline in selling prices resulted from a change in product mix. The surge in third quarter operating income came from the effect of stainless steel surcharges included in pipe sales coupled with the higher unit volumes achieved in the quarter. Surcharges are assessed each month by the stainless steel producers to cover the change in their costs of certain raw materials. The Company in turn, passes on the surcharge in the sales prices charged to its customers. Under the Company’s first-in-first-out inventory method, cost of goods sold is charged for the surcharges that were in effect three or more months

Synalloy Corporation

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

prior to the month of sale. Accordingly, if surcharges are in an upward trend, reported profits will benefit. Conversely, when surcharges go down, profits are reduced. During the third quarter of 2006, surcharges were significantly higher than they were in the first six months with an accompanying significant benefit to profits. The third quarter of 2005 also benefited from surcharges, but to a lesser extent than 2006. The significant increase in operating income for the nine months of 2006 came from a much improved operating level in piping systems plus the good unit volume increase in pipe sales, partially offset by a lower surcharge benefit.

The outstanding improvement in sales and operating income obtained by the Metals Segment are largely the result of management’s successful efforts to penetrate new markets for piping systems as well as pipe sales. The energy industry, including LNG and ethanol projects, together with waste water treatment provided a small percentage of the segments sales prior to 2005. These new sources have generated most of the improvement in 2006 results and now comprise about 80 percent of the piping systems backlog. Management believes that it has differentiated the segment from its domestic competitors by having unique manufacturing capabilities that give the segment a competitive advantage in pursuing non-commodity pipe sales as well as piping systems projects. Piping systems’ backlog as of the end of the third quarter of 2006 increased to $34,200,000 which is about $12,000,000 higher than a year earlier. Management expects about 80 percent of the backlog to be completed over the next 12 months which should provide a level of sales for piping systems to operate profitably over the next several quarters. Assuming no significant decline in demand, the favorable trend in surcharges currently in effect should provide opportunities to continue producing profits from pipe sales in the fourth quarter.

The Company completed the movement of Organic Pigments’ (OP) operations from Greensboro, NC to Spartanburg, closed the Greensboro plant, and recorded a $213,000 loss in selling, general and administrative expense for the move in the first quarter of 2006. On August 9, 2006, the Company sold the property for a net sales price of $811,000. The property had a net book value of $215,000, and the Company recorded a pre-tax gain on the sale of approximately $596,000 in the third quarter of 2006.

Consolidated selling and administrative expense for the third quarter and first nine months of 2006 increased $281,000, or 11 percent, and $399,000, or five percent, respectively, compared to the same periods of last year. However the expense for 2006 dropped as a percent of sales from eight to seven percent for both the quarter and nine months compared to 2005. The dollar increase for the quarter and nine months resulted principally from higher profit incentives incurred in the second and third quarters of this year. The year to date increase also included the OP relocation costs incurred in the first quarter of 2006 discussed above, offset by lower incentives recorded in the first quarter of 2006 compared to higher incentives recorded in the first quarter of 2005. The Company provided income taxes at an effective tax rate of 36.6 percent in the first nine months of 2006 compared to 30 percent in the same period last year. The lower rate used in 2005 resulted from reevaluating accruals for certain income tax contingencies provided for in previous years.

At the end of 2004, the Company sold certain of the assets associated with the Blackman Uhler, LLC (BU) dye business effective January 31, 2005, and relevant operations were transferred to the purchaser by the end of the first quarter of 2005. The operations of the Colors Segment are being reported as discontinued operations in the first nine months of 2005 which came primarily from payments of severance to terminated employees.

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

Item 3. Market Risk.

Information about the Company’s exposure to market risk was disclosed in its Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 27, 2006. There have been no material quantitative or qualitative changes in market risk exposure since the date of that filing.

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

Synalloy Corporation

PART II: OTHER INFORMATION

Item 1A. Risk Factors.

There has been no material change in the risk factors as previously disclosed in the Company’s Form 10-K filed for the period ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter ended September 30, 2006, the Registrant issued shares of common stock to the following classes of persons upon the exercise of options issued pursuant to the Registrant's 1998 Stock Option Plan. Issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering.

Date Issued	Class of Purchasers	Number of Shares Issued	Aggregate Exercise Price
9/27/2006	Officers and Employees	1,500	$6,975

Item 5. Other Information

None

Item 6.		Exhibits
The following exhibits are included herein:
	31	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
	32	Certifications Pursuant to 18 U.S.C. Section 1350

Synalloy Corporation

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SYNALLOY CORPORATION
(Registrant)

Date: November 10, 2006	By:	/s/ Ronald H. Braam
Ronald H. Braam
President and Chief Executive Officer

Date: November 10, 2006	By:	/s/ Gregory M. Bowie
Gregory M. Bowie
Vice President Finance and Chief Financial Officer