Form 10-K
period 2006-12-30
SYNALLOY CORP
filed 2007-03-29
CIK 95953

Item 1: Business

Item 1A: Risk Factors

Item 2: Properties

Item 5: Market for Registrants's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Security

Item 6: Selected Financial Data

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7a: Quantitative and Qualitative Disclosures about Market Risks

Item 8: Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements

Segment Information

Reports of Management and Independent Registered Public Accounting Firm

Item 9: Changes and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A: Controls and Procedures

Item 9B: Other Information

Item 10: Directors, Executive Officers and Corporate Governance

Item 11: Executive Compensation

Item 12: Security Ownership of Certain beneficial Owners and Management and Related Stockholder Matters

Item 13: Certain Relationship and Related Transactions

Item 14: Principal Account Fees and Services

Item 15: Exhibits and Financial Statement Schedules

Index to Exhibits

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
Form 10-K
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 30, 2006
OR
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 0-19687
SYNALLOY CORPORATION (Exact name of registrant as specified in its charter)
Delaware (State of incorporation)	57-0426694 (I.R.S. Employer Identification No.)
Croft Industrial Park, P.O. Box 5627, Spartanburg, South Carolina 29302 (Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (864) 585-3605
Securities registered pursuant to Section 12(b) of the Act: Common Stock, $1.00 Par Value (Title of Class)	Name of each exchange on which registered: NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes __ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes __ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated Filer __      Accelerated filer __ Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes __ No X

Based on the closing price as of July 1, 2006, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $68.6 million. Based on the closing price of February 23, 2007, the aggregate market value of common stock held by non-affiliates of the registrant was $144.9 million. The registrant did not have any non-voting common equity outstanding at either date.

The number of shares outstanding of the registrant's common stock as of February 23, 2007 was 6,181,258.
Documents Incorporated By Reference
Portions of the proxy statement for the 2007 annual shareholders' meeting are incorporated by reference into Part III of this Form 10-K.

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

The Company’s business is divided into two segments, the Metals Segment and the Specialty Chemicals Segment. The Metals Segment, operating as Bristol Metals, LLC (“Bristol”), manufactures pipe and piping systems from stainless steel and other alloys for the chemical, petrochemical, pulp and paper, mining, power generation (including nuclear), waste water treatment, liquid natural gas, brewery, food processing, petroleum, pharmaceutical and other industries. The Specialty Chemicals Segment is comprised of four operating companies: Blackman Uhler Specialties, LLC (“BU Specialties”), Organic Pigments, LLC (“OP”) and SFR, LLC (“SFR”), all located in Spartanburg, South Carolina, and Manufacturers Chemicals, LLC (“MC”), located in Cleveland, Tennessee and Dalton, Georgia. The Specialty Chemicals Segment produces specialty chemicals, pigments and dyes for the carpet, chemical, paper, metals, photographic, pharmaceutical, agricultural, fiber, paint, textile, automotive, petroleum, cosmetics, mattress, furniture and other industries.

General
Metals Segment - This Segment is comprised of a wholly-owned subsidiary, Synalloy Metals, Inc. which owns 100 percent of Bristol Metals, LLC, located in Bristol, Tennessee.

Bristol manufactures welded pipe, primarily from stainless steel, but also from other corrosion-resistant metals. Pipe is produced in sizes from one-half inch to 112 inches in diameter and wall thickness up to one inch. Sixteen-inch and smaller pipe is made on equipment that forms and welds the pipe in a continuous process. Pipe larger than sixteen inches is formed on presses or rolls and welded on batch welding equipment. Pipe is normally produced in standard 20-foot lengths. However, Bristol has unusual capabilities in the production of long length pipe without circumferential welds. This can reduce installation cost for the customer. Lengths up to 60 feet can be produced in sizes up to sixteen inches in diameter. In larger sizes Bristol has a unique ability among domestic producers to make 48-foot lengths in sizes up to 36 inches. In 2004 Bristol added the ability to x-ray pipe in real time mode along with updated material handling equipment, and during 2006 completed an expansion of its x-ray facilities which allows simultaneous use of real time and film examination. These additions have significantly increased the efficiency of x-raying pipe. In 2005 Bristol also expanded its capabilities for forming large pipe on its existing batch equipment giving Bristol the capability to produce 36-inch diameter pipe in 48-foot lengths and with increased wall thickness of up to one inch. Also included in the expansion was the addition of a shear that has the capacity of shearing stainless steel plate up to one-inch thick. Bristol completed a plant expansion in 2006 that allows the manufacture of pipe up to 42 inches in diameter utilizing more readily available raw materials at lower costs along with automated hydro-testing equipment for pipe up to 72 inches, and began another expansion to be completed in 2007 which will provide improved product handling and additional space for planned equipment additions.

A significant amount of the pipe produced is further processed into piping systems that conform to engineered drawings furnished by the customers. This allows the customer to take advantage of the high quality and efficiency of Bristol's fabrication shop rather than performing all of the welding at the construction site. The pipe fabricating shop can make one and one-half diameter cold bends on one-half inch through eight-inch stainless pipe with thicknesses up through schedule 40S. Most piping systems are produced from pipe manufactured by Bristol.

Bristol also has the capability of producing carbon and chrome alloy piping systems from pipe purchased from outside suppliers since Bristol does not manufacture carbon or chrome alloy pipe. Carbon and chrome alloy pipe fabrication enhances the stainless fabrication business by allowing Bristol to quote inquiries utilizing any of these three material types.

In order to establish stronger business relationships, only a few raw material suppliers are used. Five suppliers furnish more than two-thirds of total dollar purchases of raw materials. However, raw materials are readily available from a number of different sources and the Company anticipates no difficulties in obtaining its requirements.

This Segment's products are used principally by customers requiring materials that are corrosion-resistant or suitable for high-purity processes. The largest users are the chemical, petrochemical, pulp and paper and liquid natural gas ("LNG") industries with some other important industry users being mining, power generation (including nuclear), waste water treatment, brewery, food processing, petroleum, pharmaceutical and alternative fuels.

Specialty Chemicals Segment - This Segment includes four operating companies all wholly-owned subsidiaries of the Company. BU Specialties, OP, and SFR, LLC operate out of a plant in Spartanburg, South Carolina which is fully licensed for chemical manufacture and maintains a permitted waste treatment system. Manufacturers Soap and Chemical Company, which owns 100 percent of MC is located in Cleveland, Tennessee and Dalton, Georgia and is fully licensed for chemical manufacture. The Segment produces specialty chemicals, pigments and dyes for the carpet, chemical, paper, metals, photographic, pharmaceutical, agricultural, fiber, paint, textile, automotive, petroleum, cosmetics, mattress, furniture and other industries.

MC, purchased by the Company in 1996, produces over 500 specialty formulations and intermediates for use in a wide variety of applications and industries. MC’s primary product lines focus on the areas of defoamers, surfactants and lubricating agents. Over 20 years ago, MC began diversifying its marketing efforts and expanding beyond traditional textile chemical markets. These three fundamental product lines find their way into a large number of manufacturing businesses. Over the years, the customer list has grown to include end users and chemical companies that supply paper, metal working, surface coatings, water treatment, mining and janitorial applications. MC’s strategy has been to focus on industries and markets that have good prospects for sustainability in the U.S. in light of global trends. MC’s marketing strategy relies on sales to end users through its own sales force, but it also sells chemical intermediates to other chemical companies and distributors. It also has close working relationships with a significant number of major chemical companies that outsource their production for regional manufacture and distribution to companies like MC. MC has been ISO registered since 1995.

MC has utilized acquisitions to help further expand its markets. An acquisition in 2000 enabled the Company to enter into the sulfation of fats and oils. These products are used in a wide variety of applications and represent a renewable resource, animal and vegetable derivatives, as alternatives to more expensive and non-renewable petroleum derivatives. In 2001 MC acquired the assets of a Dalton, Georgia based company that serves the carpet and rug markets and also focuses on processing aids for wire drawing. MC Dalton blends and sells specialty dyestuffs and resells heavy chemicals and specialty chemicals, manufactured in MC’s Cleveland plant, to its markets out of its leased warehousing facility. The Dalton site also contains a shade matching laboratory and sales offices for the group.

BU Specialties’ business activities involve contract production and toll manufacturing for a number of domestic and international chemical companies. It also produces a small but growing number of finished products and intermediates that are marketed by MC and by a marketing representative recently assigned to building proprietary sales. This location has also focused on markets that are believed to be long-term outlets for its production and capacity. BU Specialties carries out high temperature condensation and sulfates as does MC, but also hydrogenates, methylates, distills, epoxidizes, grinds and spray dries chemicals to its customers’ specifications. The location also is registered for FIFRA regulated agricultural products and it hammermills, dry blends and has excellent control for exothermic reactions. Both the MC and BU Specialties sites have extensive chemical storage and blending capabilities. BU Specialties has produced products that are used in oil refining, automotive applications, cosmetics, agriculture and the paper industry. Like MC, it is focusing primarily on raw materials and product lines that will rely on renewable vegetable sourced chemicals for future growth and expansions of its business.

During the first quarter of 2006, OP’s operations were relocated to Spartanburg from Greensboro, North Carolina. OP’s production equipment, laboratories, sales office and warehousing were relocated into available areas of the Spartanburg plant, and the Greensboro plant site was sold. The improved utilization of facilities in Spartanburg and the ability for BU Specialties and OP to share certain services brings economies to both business units. OP sells aqueous pigment dispersions that have traditionally been used by the textile industry. While certain textile business continues to contribute a significant portion of OP’s revenues, it, too, is continuing to diversify into stable markets that are believed to be sustainable in the future. These include applications for printing inks, graphic arts, paints, industrial coatings, flexographic printing, plastic and agriculture. The dispersions are produced from organic intermediates and inorganic chemicals, sourced domestically, as well as from Asia and Europe. Redundant sources exist for most of the Company’s pigments bases. OP is known for its higher solid and finer particle size dispersions that are especially suited for non-textile applications.

In 2003 Synalloy Corporation entered into a Joint Development Agreement with the Felters Group of Spartanburg, South Carolina to pursue the fire retardant market as it relates to mattress and bedding, upholstery, appliance and transportation applications. Since that time, chemical formulations have been developed for application on a variety of substrates and the Felters Group has directed sales and marketing efforts toward these target markets. Products have been promoted under the Felters Sleep Safe ™ brand name.

In the fourth quarter of 2006, SFR was established to oversee the product development, production, quality assurance and technical servicing of the Segment’s fire retardant products for promotion by the Felters Group. It is anticipated that during 2007 a significant demand will develop for these products as the U.S. Consumer Safety Commission Standards for fire retardant properties of mattresses go into effect on July 1, 2007. The products will be produced at both the MC and BU Specialties locations. In addition, certain intumescent formulations will be produced by a subcontractor to support the anticipated demand. This business is currently being supported by one chemist, the V.P. of Operations of MC and one full-time sales employee.

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

Please see Note P to the Consolidated Financial Statements, which are included in Item 8 of this Form 10-K, for financial information about the Company's Segments.

Sales and Distribution
Metals Segment - The Metals Segment utilizes separate sales organizations for its different product groups. Stainless steel pipe is sold nationwide under the Brismet trade name through authorized stocking distributors at warehouse locations throughout the country. In addition, large quantity orders are shipped directly from Bristol's plant to end-user customers. Producing sales and providing service to the distributors and end-user customers are the Vice President of Sales, two outside sales employees, six independent manufacturers' representatives and nine inside sales employees. The Metals Segment had one domestic customer (Hughes Supply, Inc.) that accounted for approximately 15, 11 and 20 percent of the Metals Segment’s revenues in 2006, 2005 and 2004, respectively, and approximately ten and 13 percent of consolidated revenues in 2006 and 2004, respectively. The Segment also had one domestic customer that accounted for approximately 14 percent of the Segment’s revenues in 2006, and less than ten percent for 2005 and 2004. Loss of either of these customers’ revenues would have a material adverse effect on both the Metals Segment and the Company.

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

Specialty Chemicals Segment - Specialty chemicals are sold directly to various industries nationwide by eight full-time outside sales employees and five manufacturers' representatives. In the fourth quarter of 2005, the Segment hired an employee to manage the sales and manufacturing operations of BU Specialties bringing over 30 years of experience in the chemical industry. In addition, the President and other members of the management team of MC devote a substantial part of their time to sales. The Specialty Chemicals Segment had one domestic customer that accounted for approximately 13 percent of the Segment’s revenues in 2006 and 2005, respectively, and less than ten percent for 2004. The Segment also had one domestic customer that accounted for approximately 13 percent of the Segment’s revenues in 2006, and less than ten percent for 2005 and 2004. Loss of either of these customers’ revenues would have a material adverse effect on the Specialty Chemicals Segment.

Competition
Metals Segment - Welded stainless steel pipe is the largest sales volume product of the Metals Segment. Although information is not publicly available regarding the sales of most other producers of this product, management believes that the Company is one of the largest domestic producers of such pipe. This commodity product is highly competitive with eight known domestic producers and imports from many different countries. The largest sales volume among the specialized products comes from fabricating stainless, nickel alloys and chrome alloys piping systems. Management believes the Company is one of the largest producers of such systems. There is also significant competition in the piping systems markets with nine known domestic suppliers with similar capabilities as Bristol, along with many other smaller suppliers.

Specialty Chemicals Segment - The Company is the sole producer of certain specialty chemicals manufactured for other companies under processing agreements and also produces proprietary specialty chemicals. The Company's sales of specialty products are insignificant compared to the overall market for specialty chemicals. The market for most of the products is highly competitive and many competitors have substantially greater resources than does the Company. The market for pigments and dyes is highly competitive and the Company has less than ten percent of the market for its products.

Environmental Matters
Environmental expenditures that relate to an existing condition caused by past operations and that do not contribute to future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or cleanups are probable and the costs of these assessments and/or cleanups can be reasonably estimated. See Note G to Consolidated Financial Statements, which are included in Item 8 of this Form 10-K, for further discussion.

Research and Development Activities
The Company spent approximately $312,000 in 2006, $566,000 in 2005, and $551,000 in 2004 on research and development activities expensed in its Specialty Chemicals Segment. Nine individuals, all of whom are graduate chemists, are engaged primarily in research and development of new products and processes, the improvement of existing products and processes, and the development of new applications for existing products.

Seasonal Nature of the Business
The annual requirements of certain specialty chemicals are produced over a period of a few months as requested by the customers. Accordingly, the sales of these products may vary significantly from one quarter to another.

Backlogs
The Specialty Chemicals Segment operates primarily on the basis of delivering products soon after orders are received. Accordingly, backlogs are not a factor in these businesses. The same applies to commodity pipe sales in the Metals Segment. However, backlogs are important in the piping systems products because they are produced only after orders are received, generally as the result of competitive bidding. Order backlogs for these products were $54,900,000 at the end of 2006, 80 percent of which should be completed in 2007, and $20,100,000 and $11,500,000 at the 2005 and 2004 respective year ends.

Employee Relations
As of December 30, 2006, the Company had 437 employees. The Company considers relations with employees to be satisfactory. The number of employees of the Company represented by unions, all located at the Bristol, Tennessee facility, is 232. They are represented by two locals affiliated with the AFL-CIO and one local affiliated with the Teamsters. Collective bargaining contracts will expire in February 2009, December 2009 and March 2010.

Financial Information about Geographic Areas
Information about revenues derived from domestic and foreign customers is set forth in Note P to the Consolidated Financial Statements.

Item 1A Risk Factors
There are inherent risks and uncertainties associated with our business that could adversely affect our operating performance and financial condition. Set forth below are descriptions of those risks and uncertainties that we believe to be material, but the risks and uncertainties described are not the only risks and uncertainties that could affect our business. Reference should be made to “Forward-looking Statements” above, and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below.

The cyclical nature of the industries in which our customers operate causes demand for our products to be cyclical, creating uncertainty regarding future profitability. Various changes in general economic conditions affect the industries in which our customers operate. These changes include decreases in the rate of consumption or use of our customers’ products due to economic downturns. Other factors causing fluctuation in our customers’ positions are changes in market demand, capital spending, lower overall pricing due to domestic and international overcapacity, lower priced imports, currency fluctuations, and increases in use or decreases in prices of substitute materials. As a result of these factors, our profitability has been and may in the future be subject to significant fluctuation.

Product pricing and raw material costs are subject to volatility, both of which may have an adverse effect on our revenues. From time-to-time, intense competition and excess manufacturing capacity in the commodity stainless steel industry have resulted in reduced prices, excluding raw material surcharges, for many of our stainless steel products sold by the Metals Segment. These factors have had and may have an adverse impact on our revenues, operating results and financial condition. Although inflationary trends in recent years have been moderate, during the same period stainless steel raw material costs, including surcharges on stainless steel, have been volatile. While we are able to mitigate some of the adverse impact of rising raw material costs, such as passing through surcharges to customers, rapid increases in raw material costs may adversely affect our results of operations. Surcharges on stainless steel are also subject to rapid declines which can result in similar declines in selling prices causing a possible marketability problem on the related inventory as well as negatively impacting revenues and profitability. While there has been ample availability of raw materials, there continues to be a significant consolidation of stainless steel suppliers throughout the world which could have an impact on the cost and availability of stainless steel in the future. The ability to implement price increases is dependent on market conditions, economic factors, raw material costs, including surcharges on stainless steel, availability of raw materials, competitive factors, operating costs and other factors, some of which are beyond our control. In addition, to the extent that we have quoted prices to customers and accepted customer orders for products prior to purchasing necessary raw materials, or have existing contracts, we may be unable to raise the price of products to cover all or part of the increased cost of the raw materials.

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

We encounter significant competition in all areas of our businesses and may be unable to compete effectively which could result in reduced profitability and loss of market share. We actively compete with companies producing the same or similar products and, in some instances, with companies producing different products designed for the same uses. We encounter competition from both domestic and foreign sources in price, delivery, service, performance, product innovation and product recognition and quality, depending on the product involved. For some of our products, our competitors are larger and have greater financial resources and less debt than we do. As a result, these competitors may be better able to withstand a change in conditions within the industries in which we operate, a change in the prices of raw materials or a change in the economy as a whole. Our competitors can be expected to continue to develop and introduce new and enhanced products and more efficient production capabilities, which could cause a decline in market acceptance of our products. Current and future consolidation among our competitors and customers also may cause a loss of market share as well as put downward pressure on pricing. Our competitors could cause a reduction in the prices for some of our products as a result of intensified price competition. Competitive pressures can also result in the loss of major customers. If we cannot compete successfully, our business, financial condition and consolidated results of operations could be adversely affected.

The applicability of numerous environmental laws to our manufacturing facilities could cause us to incur material costs and liabilities. We are subject to federal, state, and local environmental, safety and health laws and regulations concerning, among other things, emissions to the air, discharges to land and water and the generation, handling, treatment and disposal of hazardous waste and other materials. Under certain environmental laws, we can be held strictly liable for hazardous substance contamination of any real property we have ever owned, operated or used as a disposal site. We are also required to maintain various environmental permits and licenses, many of which require periodic modification and renewal. Our operations entail the risk of violations of those laws and regulations, and we cannot assure you that we have been or will be at all times in compliance with all of these requirements. In addition, these requirements and their enforcement may become more stringent in the future. Although we cannot predict the ultimate cost of compliance with any such requirements, the costs could be material. Non-compliance could subject us to material liabilities, such as government fines, third-party lawsuits or the suspension of non-compliant operations. We also may be required to make significant site or operational modifications at substantial cost. Future developments also could restrict or eliminate the use of or require us to make modifications to our products, which could have a significant negative impact on our results of operations and cash flows. At any given time, we are involved in claims, litigation, administrative proceedings and investigations of various types involving potential environmental liabilities, including cleanup costs associated with hazardous waste disposal sites at our facilities. We cannot assure you that the resolution of these environmental matters will not have a material adverse effect on our results of operations or cash flows. The ultimate costs and timing of environmental liabilities are difficult to predict. Liability under environmental laws relating to contaminated sites can be imposed retroactively and on a joint and several basis. We could incur significant costs, including cleanup costs, civil or criminal fines and sanctions and third-party claims, as a result of past or future violations of, or liabilities under, environmental laws. For additional information related to environmental matters, see Note G to the Consolidated Financial Statements.

We are dependent upon the continued safe operation of our production facilities which are subject to a number of hazards. In our Specialty Chemicals Segment, these production facilities are subject to hazards associated with the manufacture, handling, storage and transportation of chemical materials and products, including leaks and ruptures, explosions, fires, inclement weather and natural disasters, unscheduled downtime and environmental hazards which could result in liability for workplace injuries and fatalities. In addition, some of our production facilities are highly specialized, which limits our ability to shift production to other facilities in the event of an incident at a particular facility. If a production facility, or a critical portion of a production facility, were temporarily shut down, we likely would incur higher costs for alternate sources of supply for our products. We cannot assure you that we will not experience these types of incidents in the future or that these incidents will not result in production delays or otherwise have a material adverse effect on our business, financial condition or results of operations.

Certain of our employees in the Metals Segment are covered by collective bargaining agreements, and the failure to renew these agreements could result in labor disruptions and increased labor costs. We have 232 employees represented by unions at the Bristol, Tennessee facility which is 53 percent of our total employees. They are represented by two locals affiliated with the AFL-CIO and one local affiliated with the Teamsters. Collective bargaining contracts will expire in February 2009, December 2009 and March 2010. Although we believe that our present labor relations are satisfactory, our failure to renew these agreements on reasonable terms as the current agreements expire could result in labor disruptions and increased labor costs, which could adversely affect our financial performance.

The limits imposed on us by the restrictive covenants contained in our credit facilities could prevent us from obtaining adequate working capital, making acquisitions or capital improvements, or cause us to lose access to our facilities. Our existing credit facilities contain restrictive covenants that limit our ability to, among other things, borrow money or guarantee the debts of others, use assets as security in other transactions, make investments or other restricted payments or distributions, change our business or enter into new lines of business, and sell or acquire assets or merge with or into other companies. In addition, our credit facilities require us to meet financial ratios which could limit our ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict our financing activities. Our ability to comply with the covenants and other terms of our credit facilities will depend on our future operating performance. If we fail to comply with such covenants and terms, we will be in default and the maturity of the related debt could be accelerated and become immediately due and payable. We may be required to obtain waivers from our lender in order to maintain compliance under our credit facilities, including waivers with respect to our compliance with certain financial covenants. If we are unable to obtain any necessary waivers and the debt under our credit facilities is accelerated, our financial condition would be adversely affected.

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

Our strategy of using acquisitions and dispositions to position our businesses may not always be successful. We have historically utilized acquisitions and dispositions in an effort to strategically position our businesses and improve our ability to compete. We plan to continue to do this by seeking specialty niches, acquiring businesses complementary to existing strengths and continually evaluating the performance and strategic fit of our existing business units. We consider acquisition, joint ventures, and other business combination opportunities as well as possible business unit dispositions. From time-to-time, management holds discussions with management of other companies to explore such opportunities. As a result, the relative makeup of the businesses comprising our Company is subject to change. Acquisitions, joint ventures, and other business combinations involve various inherent risks, such as: assessing accurately the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition or other transaction candidates; the potential loss of key personnel of an acquired business; our ability to achieve identified financial and operating synergies anticipated to result from an acquisition or other transaction; and unanticipated changes in business and economic conditions affecting an acquisition or other transaction.

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

Location	Principal Operations	Building Square Feet	Land Acres
Spartanburg, SC	Corporate headquarters; Chemical manufacturing and warehouse facilities	211,000	60.9
Cleveland, TN	Chemical manufacturing	90,000	8.6
Bristol, TN	Manufacturing of stainless steel pipe and stainless steel piping systems	218,000	73.1
Dalton, GA	Dye blending and warehouse facilities (1)	32,000	2.0
Augusta, GA	Chemical manufacturing (2)	5,000	46.0
(1) Leased facility.
(2) Plant was closed in 2001 and all manufacturing equipment has been removed.

Item 3 Legal Proceedings
For a discussion of legal proceedings, see Notes G and N to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Item 4 Submission of Matters to a Vote of Security Holders
No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5 Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company had 895 common shareholders of record at March 8, 2007. The Company's common stock trades on the NASDAQ Global Market under the trading symbol SYNL. On December 13, 2005, the Company entered into a new credit agreement which allows the payment of dividends replacing the prior facility which prohibited their payment. No dividends were paid in 2005 or 2006. On February 8, 2007, the Company's Board of Directors voted to pay a $.15 cash dividend which was paid on March 15, 2007. The prices shown below are the high and low sales prices for the common stock for each full quarterly period in the last two fiscal years as quoted on the NASDAQ Global Market.

	2006		2005
Quarter	High	Low	High	Low
1st	$15.00	$10.38	$10.57	$9.10
2nd	15.13	11.40	12.34	9.43
3rd	15.40	12.39	11.64	9.27
4th	18.90	13.36	11.25	9.20

The information required by Item 201(d) of Regulation S-K is set forth under Part III, Item 12 of this Form 10-K.

Pursuant to the compensation arrangement with directors discussed under Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in this Form 10-K, on April 27, 2006, the Company issued to each of its directors, except Ron Braam, 1,201 shares of its common stock (an aggregate of 6,005 shares). During the fourth quarter ended December 30, 2006, the Registrant issued shares of common stock to the following classes of persons upon the exercise of options issued pursuant to the Registrant's 1988 Stock Option Plan and 1994 Non-Employee Directors’ Plan. Issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering.

Date Issued	Class of Purchasers	Number of Shares Issued	Aggregate Exercise Price
12/6/2006	Directors	12,750	$94,163

		12,750	$94,163

Issuer Purchases of Equity Securities			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as	that may yet be
		Average	Part of Publically	Purchased Under
Year Ended 2006	Total Number	Price Paid	Announced	the Plans
For the Period	of Shares (1)	per Share (1)	Plans or Programs	or Programs
10-1 to 10-28	-	-	-	-
10-29 to 11-25	-	-	-	-
11-26 to 12-30	5,234	$17.99	-	-
Total	5,234	$17.99	-	-

(1) This column reflects the surrender of previously owned shares of common stock to pay the exercise price in connection with the exercise of stock options.

Item 6 Selected Financial Data

(Dollar amounts in thousands except for per share data)
Selected Financial Data and Other Financial Information

	2006	2005	2004	2003	2002
Operations
Net sales	$152,047	$131,408	$101,602	$80,408	$74,351
Gross profit	22,724	16,781	13,976	8,389	6,174
Selling, general & administrative expense	10,562	10,369	9,432	8,177	8,001
Asset impairment & environmental costs	-	-	-	490	481
Operating income (loss)	12,757	6,412	4,544	(278)	(2,308)
Net income (loss) continuing operations	7,608	5,147	2,274	(580)	(1,633)
Net loss discontinued operations	-	(51)	(1,100)	(840)	(2,975)
Net income (loss)	7,608	5,096	1,174	(1,421)	(4,843)
Financial Position
Total assets	89,357	70,982	71,202	64,925	59,966
Working capital	46,384	28,664	35,088	28,706	20,060
Long-term debt, less current portion	17,731	8,091	21,205	18,761	10,000
Shareholders' equity	47,127	39,296	33,930	32,556	33,874
Financial Ratios
Current ratio	3.4	2.5	3.8	3.5	2.5
Gross profit to net sales	15%	13%	14%	10%	8%
Long-term debt to capital	27%	17%	38%	37%	23%
Return on average assets	9%	7%	3%	-	-
Return on average equity	18%	14%	7%	-	-
Per Share Data (income/(loss) - diluted)
Net income (loss) continuing operations	$1.22	$.84	$.37	$(.10)	$(.27)
Net loss discontinued operations	-	(.01)	(.18)	(.14)	(.50)
Net income (loss)	1.22	.83	.19	(.24)	(.81)
Book value	7.68	6.43	5.64	5.44	5.68
Other Data
Depreciation and amortization	$2,672	$2,862	$3,068	$2,976	$2,981
Capital expenditures	$3,092	$3,246	$2,313	$1,325	$2,035
Employees at year end	437	434	442	470	406
Shareholders of record at year end	897	935	1,009	1,039	1,082
Average shares outstanding - diluted	6,234	6,139	6,142	5,997	5,964
Stock Price
Price range of common stock
High	$18.90	$12.34	$10.75	$8.54	$5.05
Low	10.38	9.10	6.52	3.96	1.69
Close	18.54	10.46	9.90	6.92	4.13

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

As noted in Note G to the Consolidated Financial Statements included in Item 8 of this Form 10-K, the Company has accrued $842,000 in environmental remediation costs which, in management's best estimate, are expected to satisfy anticipated costs of known remediation requirements as outlined in Note G. However, as a result of the evolving nature of the environmental regulations, the difficulty in estimating the extent and necessary remediation of environmental contamination, and the availability and application of technology, the estimated costs for future environmental compliance and remediation are subject to uncertainties and it is not possible to predict the amount or timing of future costs of environmental matters which may subsequently be determined. Changes in information known to management or in applicable regulations may require the Company to record additional remediation reserves.

As noted in Notes B and S to the Consolidated Financial Statements included in Item 8 of this Form 10-K, the Company recorded asset impairment charges under SFAS 144 in 2004 including a $581,000 charge in 2004 as part of the loss recognized for discontinued operations. Based on assessments performed in 2006 on the continuing assets of the Company, which indicated no write-downs were deemed necessary, the Company believes that it is unlikely that these types of impairment charges will continue to occur with respect to its existing assets. However, if business conditions at any of the plant sites were to deteriorate to an extent where cash flows and other impairment measurements indicated values for the related long-lived assets were less than the carrying values of those assets, additional impairment charges could be necessary.

Liquidity and Capital Resources
Cash flows used in operations during 2006 totaled $7,842,000. This compares to cash flows provided by operations during 2005 of $15,425,000, of which $11,443,000 was provided by continuing operations and $3,982,000 was provided by discontinued operations. As a result, cash flows from 2006 continuing operations decreased $19,285,000 from the 2005 amount. After declining $1,868,000 in 2005, the Company’s inventories increased $17,063,000 from 2005 year end to 2006 year end. Almost all of the increase was in the Metals Segment primarily as a result of the significant increase in cost from stainless steel surcharges discussed below coupled with the need to maintain higher inventory levels to accommodate the higher demand for its products and the desire to keep large inventories in a rising price environment. The inventory on hand at 2006 year end is carried on the books at costs substantially lower than current prices. The inventory decline in 2005 was primarily the result of the Metals Segment completing a planned reduction of inventory units which resulted in the net reduction in inventory dollars at 2005 year end. Accounts receivable increased $881,000 in 2006 compared to increasing $7,825,000 in 2005. The increases resulted primarily from the significant improvement in sales experienced in both 2006, up 16 percent, and 2005, up 29 percent, over prior year amounts, as both operating Segments responded to rising raw material and operating costs with higher selling prices, coupled with selling more unit volumes. Accounts payable increased $584,000 in 2006 compared to an increase of $3,105,000 in 2005. Both increases resulted primarily from increases in the costs of raw materials discussed above combined with the timing of the receipt of and payment for stainless steel raw materials by the Metals Segment in 2006 compared to 2005. The year-to-year reduction in cash flows also resulted from the receipt of $4,483,000 at the end of 2005 from the anti-dumping settlement, of which $1,866,000 was paid out in January 2006, discussed in the Results of Operations below. Also contributing to the year-to-year reduction in cash flows was $3,982,000 of cash flows provided by discontinued operations in 2005 which were derived from declines in accounts receivable and inventories offset by a decrease in accounts payable. The cash flows were generated from the liquidation of net assets related to the sale of the Company’s dye business at the end of 2004 as discussed in the Discontinued Operations discussion below. Cash flows were positively impacted in 2006 by net income from continuing operations of $10,280,000 before depreciation and amortization expense of $2,672,000 compared to $8,009,000 generated in 2005. The net effect of the items described above was to increase current assets by $18,555,000, which also caused working capital for 2006 to increase by $17,720,000 to $46,384,000 from the amount in 2005. The current ratio for the year ended December 30, 2006, also increased to 3.4:1 from the 2005 year-end ratio of 2.5:1.

The Company utilized its line of credit facility to fund its working capital needs and fund capital expenditures of $3,092,000 as borrowings increased $9,641,000 in 2006. The Company expects that cash flows from 2007 operations and available borrowings will be sufficient to make debt payments, fund estimated capital expenditures of $5,600,000 and normal operating requirements, and pay a dividend of $.15 per share on March 15, 2007 for a cash payment of $927,000. On December 13, 2005, the Company entered into a Credit Agreement with a lender to provide a $27,000,000 line of credit that expires on December 31, 2010, and refinanced the Company’s existing bank indebtedness. The Agreement provides for a revolving line of credit of $20,000,000, which includes a $5,000,000 sub-limit for swing-line loans that requires additional pre-approval by the bank, and a five-year $7,000,000 term loan requiring equal quarterly payments of $117,000 with a balloon payment at the expiration date. Borrowings under the revolving line of credit are limited to an amount equal to a borrowing base calculation that includes eligible accounts receivable, inventories, and cash surrender value of the Company’s life insurance as defined in the Agreement. As of December 30, 2006, the amount available for borrowing was $15,000,000, of which $11,665,000 was borrowed, leaving $3,335,000 of availability. Borrowings under the Credit Agreement are collateralized by substantially all of the assets of the Company. At December 30, 2006, the Company was in compliance with its debt covenants which include, among others, maintaining certain EBITDA, fixed charge and tangible net worth ratios and amounts. As a result of normal operations and planned reductions of inventories in the first quarter of 2007, the Company reduced its long term debt by approximately 40 percent from the 2006 year end balance.

Results of Operations

Comparison of 2006 to 2005
The Company generated net income of $7,608,000, or $1.22 per share, on a 16 percent increase in net sales to $152,047,000. This compares to net income of $5,096,000, or $.83 per share, on a 29 percent increase in net sales to $131,408,000 in 2005. For the fourth quarter of 2006, the Company had net income of $3,003,000, or $.48 per share, on a 12 percent increase in net sales to $40,059,000, compared to net income for the fourth quarter of 2005 of $2,081,000, or $.34 per share, on a 45 percent increase in net sales to $35,922,000. The improvement in net earnings before the special items discussed below was even more impressive. Included in net earnings for the fiscal year ending December 30, 2006, was an after tax gain from the sale of property and plant, net of relocation costs, of $378,000, or $.06 per share which was recorded in the first nine months. Included in the fourth quarter 2005 results is a one time pre-tax gain of $2,542,000 from the settlement of an anti-dumping lawsuit against certain foreign importers of stainless steel, partially offset by an $840,000 pre-tax loss from the write-off of an investment in a Chinese pigment plant and a $300,000 pre-tax environmental charge, resulting in an increase to net earnings of $994,000, or $.16 per share for the year and fourth quarter of 2005. In 2005, the Company also recorded a net loss from discontinued operations of $51,000, or $.01 per share, for the year and none for the quarter.

Consolidated gross profits increased 35 percent or $5,943,000 to $22,724,000 in 2006 compared to 2005, and as a percent of sales increased two percent to 15 percent of sales in 2006 compared to 2005. Most of the increase in dollars and increase in percentage of sales came from the Metals Segment as discussed in the Segment comparisons below. Consolidated selling, general and administrative expense for 2006 increased by $193,000 compared to 2005, but declined as a percent of sales to seven percent in 2006 compared to eight percent in 2005. The dollar increase came primarily from a combination of profit incentives offset by the recording in 2005 of environmental charges discussed in Comparison of Corporate Expenses below.

Consolidated operating results for 2006 were impacted by the completion of the relocation of Organic Pigments’ operations from Greensboro, NC to Spartanburg in the first quarter of 2006. A $213,000 loss was recorded for the move in the first quarter of 2006. The Greensboro plant was sold in August of 2006 for a sales price of $811,000 and a pre-tax gain of $596,000 was recorded in the third quarter of 2006.

Consolidated operating results for 2005 were significantly impacted by several transactions that were recorded during the fourth quarter of 2005. In December of 2005, the Company, along with several other domestic stainless steel pipe producers, received funds from the settlement of an anti-dumping duty order against a foreign producer and importer of stainless steel pipe issued under the Continued Dumping and Subsidy Offset Act. The order covered the period from June 22, 1992 to November 30, 1994. As a result the Company recorded a gain of

$2,542,000. The Company’s OP subsidiary has an $840,000 note receivable from an affiliated company in which OP owns 45 percent. The affiliated company has as its primary asset a minority investment in a Chinese pigment plant under a joint venture agreement that expires in 2008 from which OP purchases some of its raw materials. The joint venture had been profitable since 1998, but reported an operating loss for 2005 and indicated that market and operating conditions were not expected to improve and anticipated incurring losses going forward. Based on the current and anticipated operating losses of the joint venture and other factors the Company was able to ascertain, the likelihood that the affiliated company would be able to repay the note receivable became unlikely. The receivable was written off at December 31, 2005 and the $840,000 loss was included in other expense. Included in unallocated corporate expense is a $300,000 environmental accrual recorded at year end to provide for remediation of ground contamination at the Company’s Augusta, Georgia plant which was closed in 2001. Reference should be made to Notes B and G to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Comparison of 2005 to 2004

The Company generated net income from continuing operations of $5,147,000, or $.84 per share, on a 29 percent increase in net sales to $131,408,000. This compares to net income from continuing operations of $2,274,000, or $.37 per share, on a 26 percent increase in net sales to $101,602,000 in 2004. For the fourth quarter of 2005, the Company had net income from continuing operations of $2,081,000, or $.34 per share, on a 46 percent increase in net sales to $35,922,000, compared to net income for the fourth quarter of 2004 of $714,000, or $.12 per share, on a 12 percent increase in net sales to $24,530,000. The Company recorded a net loss from discontinued operations of $51,000, or $.01 per share, for both the year and first six months of 2005, compared to net losses of $1,100,000, or $.18 per share, and $673,000, or $.11 per share, for the year and fourth quarter of 2004, respectively. As a result, the Company had net income of $5,096,000, or $.83 per share, compared to net income of $1,174,000, or $.19 per share, for 2004 and net income of $2,081,000, or $.34 per share, for the fourth quarter of 2005 compared to net income of $40,000, or $.01 per share, for the fourth quarter of 2004.

Consolidated gross profits increased by $2,805,000 in 2005 compared to 2004, however as a percent of sales they declined one percent to 13 percent of sales in 2005 compared to 2004. Substantially all of the increase in profits came from the Metals Segment and the decline as a percentage of sales came from the Specialties Chemicals Segment as discussed in the Segment comparisons below. Consolidated selling, general and administrative expense for 2005 increased $937,000 to $10,369,000 compared to 2004, but declined as a percent of sales to eight percent in 2005 compared to nine percent in 2004. The dollar increase came primarily from a combination of profit incentives paid in the Metals Segment, increased general insurance expense, and an increase in unallocated corporate expenses and the recording of environmental charges discussed in Comparison of Corporate Expenses below.

Consolidated operating results for 2005 were significantly impacted by the transactions recorded during the fourth quarter of 2005 discussed above under “Comparison of 2006 to 2005.”

Metals Segment-The following table summarizes operating results and backlogs for the three years indicated. Reference should be made to Note P to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

	2006		2005		2004
(Amount in thousands)	Amount	%	Amount	%	Amount	%
Net Sales	$102,822	100.0%	$ 86,053	100.0%	$ 63,958	100.0%
Cost of goods sold	86,712	84.3%	74,744	86.9%	55,343	86.5%
Gross profit	16,110	15.7%	11,309	13.1%	8,615	13.5%
Selling and administrative
expense	4,498	4.4%	4,494	5.2%	4,038	6.3%
Operating income	$ 11,612	11.3%	$ 6,815	7.9%	$ 4,577	7.2%
Year-end backlogs -
Piping systems	$ 54,900		$ 20,100		$ 11,500

Comparison of 2006 to 2005 - Metals Segment

The Metals Segment produced strong sales growth of 20 percent for the year and 18 percent for the fourth quarter of 2006 compared to the same periods a year earlier. The increase for the year resulted from a combination of 18 percent higher unit volumes and a two percent increase in average selling prices. The increase for the quarter resulted from a 21 percent increase in average selling prices partially offset by a two percent decline in unit volumes. The Segment achieved a surge in gross profits of 43 percent for 2006 and 112 percent in the fourth quarter compared to the same periods last year. The increase in unit volumes for the year resulted partly from an increase in commodity pipe sales resulting from recapturing market share beginning in the last quarter of 2005. However, the largest portion of the increase was from much higher production of piping systems for energy and water treatment customers. The slight decline in fourth quarter 2006 unit volumes as compared with fourth quarter 2005 resulted from an unusually high level of commodity pipe sales in the fourth quarter of 2005 that resulted from the aggressive program to recapture market share mentioned above. The modest increase in selling prices for the year resulted from a more robust increase in prices mostly offset by the change in product mix. The significant increase in fourth quarter selling prices reflects the higher costs of stainless steel, including surcharges, in the fourth quarter of 2006 compared to 2005’s fourth quarter, coupled with a change in product mix. Surcharges are assessed each month by the stainless steel producers to cover the change in their costs of certain raw materials. The Company, in turn, passes on the surcharge in the sales prices charged to its customers. Under the Company’s first-in-first-out inventory method, cost of goods sold is charged for the surcharges that were in effect three or more months prior to the month of sale. Accordingly, if surcharges are in an upward trend, reported profits will benefit. Conversely, when surcharges go down, profits are reduced. During the third and fourth quarters of 2006, surcharges were significantly higher than they were in the first six months with an accompanying significant benefit to profits. The fourth quarter of 2005 also benefited from surcharges, but to a much lesser extent than 2006. The significant increase in gross profits for 2006 resulted from a much improved operating level in piping systems plus the good unit volume increase in pipe sales, partially offset by a lower surcharge benefit. The significant increase in gross profit for the fourth quarter came from the increase in selling prices and the significant benefit from rising surcharges.

The improvement in sales and operating income reflects management’s successful efforts to penetrate new markets for piping systems as well as pipe sales. The energy industry, including LNG and ethanol projects, together with waste water treatment provided a small percentage of the Segment’s sales prior to 2005. Although the Segment has benefited from regaining market share in commodity pipe, these new sources generated much of the improvement in 2006 results. With these new industry segments comprising about 80 percent of the piping systems backlog, management believes that it has differentiated the Segment from its domestic competitors by having unique manufacturing capabilities that give the Segment a competitive advantage in pursuing non-commodity pipe sales as well as piping systems projects.

Selling and administrative expense increased only $4,000, or .1 percent in 2006 when compared to 2005, and as a result declined to four percent of sales in 2006 compared to five percent of sales in 2005. As a result of all of the factors listed above, the Segment experienced significant sales and profit improvement for the year compared to 2005, with operating income increasing 70 percent for the year and 185 percent in the fourth quarter of 2006 compared to the same periods last year.

Comparison of 2005 to 2004 - Metals Segment

The Metals Segment accomplished noteworthy sales growth of 35 percent for the year and 53 percent for the fourth quarter of 2005 compared to a year earlier. The increases resulted from a combination of 33 percent and three percent higher average selling prices and one percent and 49 percent higher unit volumes for the year and fourth quarter, respectively. Gross profit for the Segment improved $2,694,000, or 31 percent, and remained basically unchanged as a percent of sales at 13.5 percent for 2005 compared to 13.8 percent in 2004. In the fourth quarter of 2005 compared to 2004, gross profit increased $216,000 or nine percent, but decreased 4.5 percent of sales to 11.3 percent from the fourth quarter of 2004. During the first six months of 2005, surcharges paid on stainless steel raw materials increased steadily and the Segment was able to increase selling prices to pass on the increased costs. Because of the steadily increasing raw material costs and selling prices experienced throughout 2004 and the first half of 2005, the Segment generated higher profits from selling lower cost inventories. However, because raw material costs and selling prices stabilized in the second half of 2005, the profits realized from this source in the third and fourth quarters of 2005 were substantially less than profits realized in 2004 as well as the first two quarters of 2005. The significant increase in unit volume experienced in the fourth quarter came primarily from commodity pipe sales as management focused on improving its market share of commodity pipe. This change in product mix to a higher level of commodity pipe also contributed to the lower margins experienced in the fourth quarter of 2005. Sales of higher margin specialty alloy pipe improved steadily throughout 2005 as unit volumes increased over the same quarter of the prior year for six consecutive quarters starting in the third quarter of 2004. In addition, piping systems benefited from its strong backlog as sales and profitability increased each quarter in 2005 compared to the preceding quarter.

Selling and administrative expense increased $456,000, or 11 percent in 2005 when compared to 2004, but declined to five percent of sales in 2005 compared to seven percent of sales in 2004. The increase in dollars came primarily from increases in profit based incentives, sales commissions from increased sales, and an increase in general insurance expense. As a result of all of the factors listed above, the Segment experienced significant sales and profit improvement for 2005 compared to 2004, as the Segment achieved a 49 percent increase in operating income for 2005 and a seven percent increase in the fourth quarter compared to the same periods in 2004.

Specialty Chemicals Segment-The following tables summarize operating results for the three years indicated. Reference should be made to Note P to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

	2006		2005		2004
(Amount in thousands)	Amount	%	Amount	%	Amount	%
Net sales	$ 49,225	100.0%	$ 45,355	100.0%	$ 37,644	100.0%
Cost of goods sold	42,641	87.6%	39,883	87.9%	32,283	85.8%
Gross profit	6,614	13.4%	5,472	12.1%	5,361	14.2%
Selling and administrative
Expense	3,970	8.1%	3,833	8.5%	3,822	10.1%
Operating income	$ 2,644	5.3%	$ 1,639	3.6%	$ 1,539	4.1%

 Comparison of 2006 to 2005 - Specialty Chemicals Segment

The Specialty Chemicals Segment sales increased nine percent for the year ended 2006 and gross profit increased a more dramatic 21 percent to $6,614,000 compared to $5,472,000 for 2005, and increased to 13 percent of sales for the year compared to 12 percent a year ago. A modest sales decline of three percent in the fourth quarter of 2006 was overshadowed by a 27 percent increase in gross profits to $1,483,000 for the quarter compared to $1,166,000 for the same period of 2005. The increase in revenues for the year resulted primarily from adding several new products during the first three quarters of 2006, a significant increase in demand for one of our contract manufacturing products, and increased selling prices to pass on higher energy related costs. The minor decline in fourth quarter revenues resulted from the normal fluctuation in demand from quarter-to-quarter. The Segment completed the relocation of its pigment operations from Greensboro, NC to Spartanburg, SC at the end of the first quarter of 2006 and benefited from the improved efficiency resulting from the consolidation of the two operations throughout the rest of the year. The combination of the cost savings from the relocation and increase in revenues produced the profit improvement for the year. The significant improvement in profit experienced in the fourth quarter resulted from the cost savings in 2006 and the impact on the fourth quarter of 2005 earnings at the Spartanburg plant related to costs of developing new products and upgrading of the staff in expectation of higher production levels in 2006.

Selling and administrative expense increased $137,000 or four percent in 2006 compared to 2005, but declined as a percent of sales to eight percent in 2006 compared to nine percent in 2005. The dollar increase resulted primarily from profit based incentives. As a result of the factors discussed above, operating income increased 61 percent to $2,644,000 compared to $1,639,000 for 2005. In the fourth quarter of 2006 operating income increased 135 percent to $622,000 for the quarter compared to $265,000 for the same period of 2005.

Comparison of 2005 to 2004 - Specialty Chemicals Segment

The Specialty Chemicals Segment produced strong sales growth of 20 percent and 33 percent for the year and fourth quarter of 2005, respectively. Gross profit for the Segment improved $111,000, or two percent, but decreased as a percent of sales two percent to 12 percent from 2004’s percentage. In the fourth quarter of 2005 compared to 2004, gross profit increased $191,000 or 20 percent, and decreased as a percent of sales one percent to 10 percent from the fourth quarter of 2004. The Segment experienced favorable business conditions throughout 2005 as demand for its products remained strong. The profit improvement for the year did not keep pace with the sales growth because of increased raw material and operating costs resulting primarily from the increase in crude oil prices negatively impacting oil-based raw material costs and utility and transportation costs. Although the Segment implemented selling price increases throughout the year, it was unable to increase prices consistent with the increases in manufacturing costs, which caused an erosion of gross profits. Also impacting profitability was the effect of changes in product mix and expenses, including contract tolling, at the Spartanburg plant related to new products and upgrading of the staff in expectation of higher production levels in 2006. The Spartanburg location lost a high margin tolling contract in 2005 that also reduced profitability at the plant. Although the Segment was able to add several new contracts in Spartanburg during the fourth quarter of 2005, they were not placed in production long enough to offset the lost profits.

Selling and administrative expense remained relatively flat in 2005 compared to 2004, and declined as a percent of sales to nine percent in 2005 compared to ten percent in 2004 resulting from management’s efforts to maintain an even level of sales and administrative expense to offset the higher manufacturing costs the Segment was experiencing. Management was pleased with the overall performance of the Segment, considering the negative impact of steadily rising raw material and operating costs experienced throughout 2005, as operating income increased slightly to $1,639,000 and $265,000 for the year and fourth quarter of 2005, respectively, compared to $1,539,000 and $134,000 for the same periods of 2004.

For information related to environmental matters, see Note G to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Discontinued Operations

On March 25, 2004, the Company entered into an agreement to sell its liquid dye business composed of vat, sulfur, liquid disperse and liquid reactive dyes, which had annual sales of approximately $4,500,000, for approximately its net book value, and several customers and related products of the remaining textile dye business were rationalized. Business conditions in the remaining dye business were poor throughout 2004, especially in the first six months, as BU Colors (a newly formed subsidiary of the Company called Blackman Uhler, LLC) experienced operating losses in every quarter of 2004. In the third quarter of 2004, the Company decided to attempt to sell the remaining dye business and on December 28, 2004, entered into a purchase agreement to sell the dye business. The transaction closed on January 31, 2005. The terms included the sale of the inventory of BU Colors along with certain equipment and other property associated with the business being sold, and the licensing of certain intellectual property, for a purchase price of approximately $4,872,000, of which $4,022,000 was paid at closing, and the balance of $850,000 was to be paid over time based on the operations of the purchaser. On January 17, 2006, the Company and the purchaser amended the purchase agreement replacing the periodic purchase price payments with a one-time payment of $400,000, which was received on January 18, 2006, and was reclassified to a current note receivable in the financial statements at December 31, 2005. As a result of the sale of the dye business in 2004, the Company has discontinued the operations of BU Colors and has presented the financial information of BU Colors as discontinued operations. In December of 2004, the Company completed an impairment assessment in accordance with FAS No. 144, on the plant and equipment located at the Spartanburg facility related to the BU Colors operations. As a result, the Company recognized an impairment charge of $581,000 from the write-down of plant and equipment. Reference should be made to Notes B and S to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Unallocated Income and Expense

Reference should be made to Note P to the Consolidated Financial Statements, included in Item 8 of this Form 10-K, for the schedule that includes these items.

Comparison of 2006 to 2005 - Corporate

Corporate expense increased $52,000, or three percent, to $2,094,000 for 2006 compared to 2005. The increase resulted primarily from increased management incentives offset by environmental expenses of $360,000, compared to $719,000 in 2005. Environmental expense for 2005 includes accrued environmental remediation costs of $311,000 at the Spartanburg facility and $300,000 at the Augusta facility, closed in 2001. Reference should be made to Note G to the Consolidated Financial Statements included in Item 8 of this Form 10-K. Interest expense in 2006 decreased $126,000 from 2005 as a result of decreases in borrowings offset by increases in the LIBOR interest rate under the lines of credit with a lender.

Comparison of 2005 to 2004 - Corporate

Corporate expense increased $470,000, or 30 percent, to $2,042,000 for 2005 compared to 2004. The increase resulted primarily from environmental expenses of $719,000, compared to $572,000 in 2004, which includes accruing environmental remediation costs of $311,000 at the Spartanburg facility and $300,000 at the Augusta facility, closed in 2001. Reference should be made to Note G to the Consolidated Financial Statements included in Item 8 of this Form 10-K. Also contributing to the increase were increased professional fees and general insurance expenses. Interest expense in 2005 decreased $147,000 from 2004 as a result of decreases in borrowings offset by increases in the prime interest rate under the lines of credit with a lender.

Contractual Obligations and Other Commitments

As of December 30, 2007, contractual obligations and other commitments were as follows:

(Amounts in thousands)		Payment Obligations for the Year Ended
	Total	2007	2008	2009	2010	2011	Thereafter
Obligations:
Long-term debt (1)	$6,533	$467	$467	$467	$5,132	$-	$-
Revolving credit facility (1)	11,665	-	-	-	11,665	-	-
Interest payments (2)	3,332	879	848	818	787	-	-
Operating leases	406	100	99	92	75	40	-
Capital leases	-	-	-	-	-	-	-
Purchase obligations	-	-	-	-	-	-	-
Deferred compensation (3)	470	72	72	72	72	72	110
Total	$22,406	$1,518	$1,486	$1,449	$17,731	$112	$110

(1) Includes only obligations to pay principal not interest expense.
(2) Represents estimated interest payments to be made on the bank debt, with principal payments made as scheduled, using average borrowings for each year times the average interest rate for 2006 on the debt.
(3) for a description of the deferred compensation obligation, see Note H to the Consolidated Financial Statements
included in Item 8 of this Form 10-K.

Off-Balance Sheet Arrangements

See Note R to the Consolidated Financial Statements included in Item 8 of this Form 10-K for a discussion of the Company’s off-balance sheet arrangements.

Current Conditions and Outlook

Management remains confident in the potential success of its fire retardant products in 2007. Because of the successful results from required testing and plant production trials at several significant potential customers, our Sleep Safe™ line is gaining recognition as a low cost solution to the Federal regulations that go into effect on July 1, 2007. This source of anticipated new business together with management’s expectation of continued growth in other products, and based on current conditions in the general economy, lead us to believe that 2007 should produce a continuation of improved results from the Specialty Chemicals Segment. Piping systems’ backlog increased steadily throughout 2006 ending the year at $54,900,000 which is about $35,000,000 higher than a year earlier. Management expects about 80 percent of the backlog to be completed over the next 12 months which should provide an improved level of sales and profits for piping systems in 2007. Our optimism about the future is also based on the large dollar amount of projects we expect to bid during 2007. Assuming no significant decline in demand and a continuation of the surcharges currently in effect, pipe sales and profits should produce results comparable to 2006 which, combined with anticipated efficiencies from higher pipe production for our piping systems, should enhance profitability compared to 2006.

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

Fair value of the Company's debt obligations, which approximated the recorded value, consisted of:

At December 30, 2006

$ 18,198,000 under a $27,000,000 line of credit and term loan agreement expiring December 31, 2010 with a variable interest rate of 6.85 percent.

At December 31, 2005

$ 8,557,000 under a $27,000,000 line of credit and term loan agreement expiring December 31, 2010 with a variable interest rate of 5.79 percent.

The Company periodically utilizes derivative instruments that are designated and qualify as hedges under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and related pronouncements. Cash flow and fair value hedges are hedges that are intended to eliminate the risk of changes in the fair values of assets, liabilities and certain types of firm commitments. The Company's objective in using these instruments is to help protect its earnings and cash flows from interest rate risks on its long-term indebtedness and fluctuations in the fair value of commodities used in the Company’s stainless steel raw materials. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions. In this documentation, the Company specifically identifies the asset, liability and non-cancelable commitment that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to that item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis. The Company discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; when the derivative expires; when it is probable that the forecasted transaction will not occur; when a hedged firm commitment no longer meets the definition of a firm commitment; or when management determines that designation of the derivative as a hedge instrument is no longer appropriate.

Cash flow hedges are hedges that use simple derivatives to offset the variability of expected future cash flows. Variability can appear in floating rate liabilities and can arise from changes in interest rates. The Company uses an interest rate swap in which it pays a fixed rate of interest while receiving a variable rate of interest to change the cash flow profile of its variable-rate borrowing to match a fixed rate profile. As discussed in Note E to the Consolidated Financial Statements, the Company entered into a long-term debt agreement with its bank and pays interest based on a variable interest rate. To mitigate the variability of the interest rate risk, the Company entered into a derivative/swap contract in February of 2006 with the bank, coupled with a third party who will pay a variable rate of interest (an “interest rate swap”). The interest rate swap is for $4,500,000 with a fixed interest rate of 5.27 percent, and runs from March 1, 2006 to December 31, 2010, which equates to the final payment amount and due date of the term loan. Although the swap is expected to effectively offset variable interest in the borrowing hedge, accounting is not utilized. Therefore, changes in its fair value are being recorded in current assets or liabilities, as appropriate, with corresponding offsetting entries to interest expense.

In the ordinary course of business, the Company's income and cash flows may be affected by fluctuations in the price of nickel, which is a component of stainless steel raw materials used in its production of stainless steel pipe. The Company is subject to raw material surcharges on the nickel component from its stainless steel suppliers. For certain non-cancelable fixed price sales contracts having delivery dates in the future, the Company is not able to obtain fixed price purchase commitments to cover the nickel surcharge component of the stainless steel raw material requirements of the sales contract which creates a cost exposure from fluctuations in the nickel surcharges. Where such exposure exists, the Company considers the use of cash settled commodity price swaps with durations approximately equal to the expected delivery dates of the applicable raw materials to hedge the price of its nickel requirements. The Company designates these instruments as fair value hedges and the resulting changes in their fair value are recorded as inventory costs. Subsequent gains and losses are recognized into cost of products sold in the same period as the underlying physical transaction. While these hedging activities may protect the Company against higher nickel prices, they may also prevent realizing possible lower raw material costs in the event that the market price of nickel falls below the price stated in a forward sale or futures contract. There were no outstanding hedging contracts on nickel commodities at December 30, 2006.

Item 8 Financial Statements and Supplementary Data

The Company’s consolidated financial statements, related notes, report of management and report of the independent auditors follow on subsequent pages of this report.

Consolidated Balance Sheets
Years ended December 30, 2006 and December 31, 2005
	2006	2005
Assets
Current assets
Cash and cash equivalents	$21,413	$2,379
Accounts receivable, less allowance for doubtful
accounts of $1,114,000 and $1,039,000, respectively	22,428,829	21,862,852
Inventories
Raw materials	17,361,355	10,366,091
Work-in-process	13,323,868	8,560,707
Finished goods	10,860,239	5,555,529
Total inventories	41,545,462	24,482,327
Deferred income taxes (Note K)	1,793,000	1,219,000
Prepaid expenses and other current assets (Note S)	307,740	427,728
Total current assets	66,096,444	47,994,286

Cash value of life insurance	2,723,565	2,639,514
Property, plant and equipment, net (Note C)	18,951,820	18,697,760
Deferred charges, net and other assets (Note D)	1,585,337	1,650,622

Total assets	$89,357,166	$70,982,182

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt (Note E)	$466,667	$466,667
Accounts payable	11,775,703	11,191,861
Accrued expenses (Notes B, E and F)	6,043,750	5,846,899
Current portion of environmental reserves (Note G)	226,053	104,199
Income taxes	1,200,198	1,720,702
Total current liabilities	19,712,371	19,330,328

Long-term debt (Note E)	17,731,431	8,090,554
Environmental reserves (Note G)	616,000	611,000
Deferred compensation (Note H)	470,212	541,962
Deferred income taxes (Note K)	3,700,000	3,112,000

Shareholders' equity (Notes I and J)
Common stock, par value $1 per share - authorized
12,000,000 shares; issued 8,000,000 shares	8,000,000	8,000,000
Capital in excess of par value	56,703	-
Retained earnings	54,921,022	47,329,620
	62,977,725	55,329,620
Less cost of common stock in treasury: 1,864,433
and 1,892,160 shares, respectively	15,850,573	16,033,282
Total shareholders' equity	47,127,152	39,296,338

Total liabilities and shareholders' equity	$89,357,166	$70,982,182

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations
Years ended December 30, 2006, December 31, 2005 and January 1, 2005
	2006	2005	2004

Net sales	$152,047,386	$131,408,094	$101,601,949

Cost of sales	129,323,082	114,626,675	87,625,897

Gross profit	22,724,304	16,781,419	13,976,052

Selling, general and administrative expense	10,562,498	10,369,188	9,431,583
Gain from sale of property and plant (Note B)	(595,600)	-	-

Operating income	12,757,406	6,412,231	4,544,469

Other (income) and expense
Gain on trade case settlement (Note B)	-	(2,541,950)	-
Loss on write-off of note receivable (Note B)	-	840,000	-
Interest expense	793,884	919,812	1,067,089
Other, net	(632)	(83,995)	(52)
Income from continuing operations before
income tax	11,964,154	7,278,364	3,477,432

Provision for income taxes	4,356,000	2,131,000	1,203,000

Net income from continuing operations	7,608,154	5,147,364	2,274,432

Loss from discontinued operations	-	(73,413)	(1,671,314)
Benefit from income taxes	-	(22,000)	(571,000)

Net loss from discontinued operations (Note S)	-	(51,413)	(1,100,314)

Net income	$7,608,154	$5,095,951	$1,174,118

Net income (loss) per basic common share:
Net income from continuing operations	$1.24	$.85	$.38
Net loss from discontinued operations	-	$(.01)	$(.18)
Net income	$1.24	$.84	$.20

Net income (loss) per diluted common share:
Net income from continuing operations	$1.22	$.84	$.37
Net loss from discontinued operations	-	$(.01)	$(.18)
Net income	$1.22	$.83	$.19

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity
				Cost of
		Capital in		Common
	Common	Excess of	Retained	Stock in
	Stock	Par Value	Earnings	Treasury	Total

Balance at January 3, 2004	$8,000,000	$-	$41,433,837	$(16,877,515)	$32,556,322

Net income			1,174,118		1,174,118
Issuance of 14,260 shares
of common stock
from the treasury		5,292		119,697	124,989
Stock options exercised
for 16,000 shares		(5,292)	(54,610)	134,301	74,399

Balance at January 1, 2005	8,000,000	-	42,553,345	(16,623,517)	33,929,828

Net income			5,095,951		5,095,951
Issuance of 10,975 shares
of common stock
from the treasury		32,774		92,231	125,005
Stock options exercised
for 77,301 shares, net		(32,774)	(319,676)	498,004	145,554

Balance at December 31, 2005	8,000,000	-	47,329,620	(16,033,282)	39,296,338

Net income			7,608,154		7,608,154
Issuance of 6,554 shares
of common stock
from the treasury		25,690		55,536	81,226
Stock options exercised
for 21,173 shares, net		(44,611)	(16,752)	127,173	65,810
Employee stock option
compensation		75,624			75,624

Balance at December 30, 2006	$8,000,000	$56,703	$54,921,022	$(15,850,573)	$47,127,152

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Years ended December 30, 2006, December 31, 2005 and January 1, 2005
	2006	2005	2004
Operating activities
Net income	$7,608,154	$5,095,951	$1,174,118
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Loss from discontinued operations, net of tax	-	51,413	1,100,314
Depreciation expense	2,616,940	2,675,321	2,565,948
Amortization of deferred charges	54,924	186,602	501,724
Deferred income taxes	14,000	111,000	573,000
Provision for losses on accounts receivable	315,295	511,771	610,525
Provision for write-down of note receivable	-	840,000	-
(Gain) loss on sale of property, plant and equipment	(625,738)	96,720	9,607
Cash value of life insurance	(84,051)	(85,415)	(86,642)
Environmental reserves	126,854	(405,555)	276,251
Issuance of treasury stock for director fees	81,226	125,005	124,989
Employee stock option compensation	75,624	-	-
Changes in operating assets and liabilities:
Accounts receivable	(881,272)	(7,825,011)	(3,237,757)
Inventories	(17,063,135)	1,867,805	(7,836,262)
Other assets and liabilities	(341,401)	(222,286)	(36,430)
Accounts payable	583,842	3,105,403	398,623
Accrued expenses	196,851	3,603,798	75,057
Income taxes payable	(520,504)	1,710,093	10,609
Net cash (used in) provided by continuing
operating activities	(7,842,391)	11,442,615	(3,776,326)
Net cash provided by discontinued operating activities	-	3,982,643	4,396,707
Net cash (used in) provided by operating activities	(7,842,391)	15,425,258	620,381
Investing activities
Purchases of property, plant and equipment	(3,092,242)	(3,245,588)	(2,313,219)
Proceeds from sale of property, plant and equipment	846,980	4,650	10,887
Decrease (increase) in notes receivable	400,000	28,000	(428,000)
Net cash used in continuing operations
investing activities	(1,845,262)	(3,212,938)	(2,730,332)
Net cash used in discontinued operations
investing activities	-	-	(116,859)
Net cash used in investing activities	(1,845,262)	(3,212,938)	(2,847,191)
Financing activities
Net proceeds from (payments on) revolving lines of
credit	9,640,877	(8,647,845)	2,443,651
Proceeds from exercised stock options	65,810	145,554	74,399
Net cash provided by (used in) continuing
operations financing activities	9,706,687	(8,502,291)	2,518,050
Net cash used in discontinued
operations financing activities	-	(4,000,000)	-
Net cash provided by (used in) financing activities	9,706,687	(12,502,291)	2,518,050
Increase (decrease) in cash and cash equivalents	19,034	(289,971)	291,240
Cash and cash equivalents at beginning of year	2,379	292,350	1,110
Cash and cash equivalents at end of year	$21,413	$2,379	$292,350
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note A Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions have been eliminated.

Reclassification. For comparative purposes, certain amounts in the 2005 and 2004 financial statements have been reclassified to conform with the 2006 presentation.

Use of Estimates. The preparation of the financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting Period. The Company’s fiscal year is the 52 or 53 week period ending the Saturday nearest to December 31. Fiscal year 2006 ended on December 30, 2006, fiscal year 2005 ended on December 31, 2005, and fiscal year 2004 ended on January 1, 2005.

Revenue Recognition. Revenue from product sales is recognized at the time ownership of goods transfers to the customer and the earnings process is complete. Shipping costs of approximately $2,708,000, $1,881,000 and $1,443,000 in 2006, 2005 and 2004, respectively, are recorded in cost of goods sold.

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

Accounts receivable from the sale of products are recorded at net realizable value and the Company generally grants credit to customers on an unsecured basis. Substantially all of the Company’s accounts receivables are due from companies located throughout the United States. The Company provides an allowance for doubtful collections that is based upon a review of outstanding receivables, historical collection information and existing economic conditions. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Receivables are generally due within 30 to 45 days. Delinquent receivables are written off based on individual credit evaluations and specific circumstances of the customer.

The cash surrender value of life insurance is the contractual amount on policies maintained with one insurance company. The Company performs a periodic evaluation of the relative credit standing of this company as it relates to the insurance industry.

Research and Development Expense. The Company incurred research and development expense of approximately $312,000, $566,000 and $551,000 in 2006, 2005 and 2004, respectively.

Fair Value of Financial Instruments. The carrying amounts reported in the balance sheet for cash and cash equivalents, trade accounts receivable, cash surrender value of life insurance, investments and borrowings under the Company’s line of credit approximate their fair value.

Stock Options. Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No.123-Revised 2004 ("SFAS 123R"), "Share-Based Payment”, which was issued by the FASB in December 2004, using the modified prospective application as permitted under SFAS 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Compensation expense of approximately $76,000 was recorded in 2006 with a similar amount expected over the next four years. Prior to the adoption of SFAS 123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company's common stock on the date of grant.

Fair Value Measurements. In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the reporting company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of SFAS 157, but does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

Accounting for Uncertainty in Income Taxes. In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated financial position, results of operations, and cash flows.

Note B Special Items

Other Income and Expense: The Company completed the move of Organic Pigments’ operations from Greensboro, NC to Spartanburg, SC in the first quarter of 2006, recording plant relocation costs of $213,000 in administrative expense in the quarter. The Greensboro plant was closed in the first quarter of 2006 and on August 9, 2006, the Company sold the property for a net sales price of $811,000. The property had a net book value of $215,000, and the Company recorded a pre-tax gain on the sale of approximately $596,000 in the third quarter of 2006.

In 2003, the Company in conjunction with a group of domestic stainless steel pipe producers (the “Domestic Producers”) filed a claim with the U.S. Bureau of Customs and Border Protection pursuant to Federal regulations requesting the distribution of antidumping duties levied against a foreign producer and importer (the “Importer”) of stainless steel pipe under the Continued Dumping and Subsidiary Offset Act (“CDSOA”) for the time period June 22, 1992 through November 30, 1994. The Domestic Producers entered into an agreement with the Importer to facilitate a settlement of the claim which called for the Domestic Producers to retain 63 percent of monies to be paid by the Importer owed under the CDSOA in return for the Importer ending years of litigation and expeditiously paying the duties and interest to Customs. In December of 2005, the Company received a distribution of its share of funds totaling $4,483,000 of which $2,542,000 was recorded as a gain in other income, and $1,866,000 was recorded as a current liability in accrued expenses, including $1,584,000 which was paid to the Importer in

January 2006 under the terms of the agreement. In December 2005, Congress repealed the CDSOA program, effective with imports entered after October 1, 2007. (See Note F)

As a part of the acquisition of OP in 1998, the Company obtained an $840,000 note receivable from an affiliated company in which OP owns 45 percent. The affiliated company has as its primary asset a minority investment in a Chinese pigment plant from which OP purchases some of its raw materials. The joint venture agreement expires in 2008. The joint venture had been profitable since 1998, but reported an operating loss for 2005 and indicated that market and operating conditions were not expected to improve and is anticipating incurring losses going forward. Based on the current and anticipated operating losses of the joint venture and other factors the Company was able to ascertain, the likelihood that the affiliated company will be able to repay the note receivable became unlikely. The receivable was written off at December 31, 2005 and the $840,000 loss was included in other expense in 2005.

Accounting for the Impairment of Long-Lived Assets. In 2004 the Company completed an impairment assessment on the plant and equipment located at Spartanburg, South Carolina, revising its business plans and projections to better reflect what management believed were current market conditions. After completing an analysis of the business at the site and exploring other options that were available, it became apparent that the facility could not adequately recover the fixed costs related to the facility under current business conditions. This resulted in the recording of an impairment loss on the plant and equipment in 2004 in the Specialty Chemicals Segment, which resulted in the recording of a write-down of $581,000 against plant and equipment utilized by discontinued operations. (See Note S) The impairment assessment at the facility has been updated through the 2006 year-end and no additional write-downs are currently deemed necessary on the continuing operations at the Spartanburg location.

Note C Property, Plant and Equipment

Property, plant and equipment consist of the following:

	2006	2005

Land	$305,618	$406,868
Land improvements	965,235	951,934
Buildings	10,592,438	11,109,234
Machinery, fixtures and equipment	44,126,119	43,922,988
Construction-in-progress	860,454	1,653,309
	56,849,864	58,044,333
Less accumulated depreciation	37,898,044	39,346,573

Total property, plant & equipment	$18,951,820	$18,697,760

Note D Deferred Charges and Other Assets

Deferred charges and other assets consist of the following:

	2006	2005
Deferred charges
Goodwill	$1,354,730	$1,354,730
Product license agreements	150,000	150,000
Debt expense	185,639	184,000
	1,690,369	1,688,730
Less accumulated amortization	112,424	57,500
Total deferred charges, net	1,577,945	1,631,230
Other	7,392	19,392

Total deferred charges, net and other assets	$1,585,337	$1,650,622

Note E Long-term Debt

	2006	2005

$ 15,000,000 Revolving line of credit	$11,664,765	$1,557,221
$ 7,000,000 Term loan	6,533,333	7,000,000

	18,198,098	8,557,221
Less current portion of term loan	466,667	466,667

	$17,731,431	$8,090,554

On December 13, 2005, the Company entered into a Credit Agreement with a lender to provide a $27,000,000 line of credit that expires on December 31, 2010, and refinanced the Company’s existing bank indebtedness. The Credit Agreement provides for a revolving line of credit of $20,000,000, which includes a $5,000,000 sub-limit for swing-line loans that requires additional pre-approval by the bank, and a five-year $7,000,000 term loan that requires equal quarterly payments of $117,000, plus interest, with a balloon payment at the expiration date. Current interest rates are LIBOR plus 1.50 percent, and can vary based on EBITDA performance from LIBOR plus 1.50 percent to LIBOR plus 3.00 percent. The rate at December 30, 2006 was 6.85 percent. Borrowings under the revolving line of credit are limited to an amount equal to a borrowing base calculation that includes eligible accounts receivable, inventories, and cash surrender value of the Company’s life insurance as defined in the Credit Agreement. As of December 30, 2006, the amount available for borrowing was $15,000,000, of which $11,665,000 was borrowed, leaving $ 3,335,000 of availability.

Borrowings under the Credit Agreement are collateralized by substantially all of the assets of the Company. At December 30, 2006, the Company was in compliance with its debt covenants which include, among others, maintaining certain EBITDA, fixed charge and tangible net worth amounts.

Average borrowings outstanding during fiscal 2006, 2005 and 2004 were $10,525,000, $12,659,000 and $19,338,000 with weighted average interest rates of 6.57 percent, 5.84 percent and 4.17 percent, respectively. The Company made interest payments of $647,000 in 2006, $873,000 in 2005, and $798,000 in 2004. The amount of long-term debt maturities for the next five years is as follows: 2007 - $467,000; 2008 - $467,000; 2009 - $467,000; and 2010 - $16,797,000.

On February 23, 2006, the Company entered into an interest rate swap contract with its bank for $4,500,000 at a fixed interest rate of 5.27 percent. The contract runs from March 1, 2006 to December 31, 2010, which equates to the final payment amount and due date of the term loan. The Company has accrued a $48,000 liability with a corresponding entry to interest expense to reflect the fair market value of the swap at December 30, 2006. (See Note R)

Note F Accrued Expenses

Accrued expenses consist of the following:

	2006	2005
Amounts owed under duty payment agreement (Note B)	$-	$1,866,207
Salaries, wages and commissions	2,479,173	1,247,502
Advances from customers	1,786,418	1,254,404
Insurance	589,347	524,029
Taxes, other than income taxes	331,771	225,291
Benefit plans	218,191	176,341
Interest	147,403	40,871
Professional fees	112,872	181,320
Other accrued items	378,575	330,934

Total accrued expenses	$6,043,750	$5,846,899

Note G Environmental Compliance Costs

At December 30, 2006, the Company has accrued $842,000 in remediation costs which, in management’s best estimate, are expected to satisfy anticipated costs of known remediation requirements as outlined below. Expenditures related to costs currently accrued are not discounted to their present values and are expected to be made over the next three to four years. As a result of the evolving nature of the environmental regulations, the difficulty in estimating the extent and remedy of environmental contamination, and the availability and application of technology, the estimated costs for future environmental compliance and remediation are subject to uncertainties and it is not possible to predict the amount or timing of future costs of environmental matters which may subsequently be determined.

Prior to 1987, the Company utilized certain products at its chemical facilities that are currently classified as hazardous materials. Testing of the groundwater in the areas of the treatment impoundments at these facilities disclosed the presence of certain contaminants. In addition, several solid waste management units (“SWMUs”) at the plant sites have been identified. In 1998 the Company completed an RCRA Facility Investigation at its Spartanburg plant site, and based on the results, completed a Corrective Measures Study in 2000. A Corrective Measures Plan specifying remediation procedures to be performed was submitted in 2000 and the Company received regulatory approval. During 2005, a remediation project was completed to clean up two of the three remaining SWMUs on the Spartanburg plant site at a cost of approximately $530,000 which was accrued at January 1, 2005. The Company is in the process of completing an analysis of the remaining SWMU and has accrued $311,000 to provide for completion of this project.

At the Augusta plant site, the Company submitted a Risk Assessment and Corrective Measures Plan for regulatory approval. A Closure and Post-Closure Care Plan was submitted and approved in 2001 for the closure of the surface impoundment. The Company completed the surface impoundment during 2002. During the fourth quarter of 2005, the Company completed a preliminary analysis based on the risk assessment of the surface contamination at the site, and accrued $305,000 in the fourth quarter for additional estimated future remedial and cleanup costs.

The Company has identified and evaluated two SWMUs at its plant in Bristol, Tennessee that revealed residual groundwater contamination. An Interim Corrective Measures Plan was submitted for regulatory approval in 2000 to address the final area of contamination identified which was approved in March of 2005. The Company has $72,000 accrued at December 30, 2006, to provide for estimated future remedial and cleanup costs.

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

Note H Deferred Compensation

The Company has deferred compensation agreements with certain former officers providing for payments for ten years in the event of pre-retirement death or the longer of ten years or life beginning at age 65. The present value of such vested future payments, $470,000 at December 30, 2006, has been accrued.

Note I Shareholders’ Rights

The Company has a Shareholders’ Rights Plan (the “Plan”) which expires in March 2009. Under the terms of the Plan, the Company declared a dividend distribution of one right for each outstanding share to holders of record at the close of business on March 26, 1999. Each Right entitles holders to purchase 2/10 of one share of Common Stock at a price of $25.00 per share. Initially, the Rights are not exercisable and will automatically trade with the Common Stock. Each right becomes exercisable only after a person or group acquires more than 15 percent of the Company’s Common Stock, or announces a tender or exchange offer for more than 15 percent of the stock. At that time, each right holder, other than the acquiring person or group, may use the Right to purchase $25.00 worth of the Company’s Common Stock at one-half of the then market price.

Note J Stock Options

A summary of activity in the Company’s stock option plans is as follows:

	Weighted		Weighted
	Average		Average	Intrinsic
	Exercise		Contractual	Value of	Options
	Price	Outstanding	Term	Options	Available
			(in years)
At January 3, 2004	$8.06	594,500			159,000

Granted	$-	-			-
Exercised	$4.65	(16,000)
Cancelled		(32,500)			32,500
Expired		(41,000)			(18,500)
At January 1, 2005	$7.93	505,000			173,000

Granted	$9.96	80,000			(80,000)
Exercised	$5.89	(137,850)
Cancelled		(106,100)			106,100
Expired		(9,500)			-
At December 31, 2005	$9.64	331,550		$740,000	199,100

Granted		-			-
Exercised	$6.21	(26,900)		$254,000
Cancelled	$4.65	(8,000)		$111,000	8,000
Expired	$18.88	(14,500)		-	-
At December 30, 2006	$9.64	282,150	4.1	$2,512,000	207,100

Exercisable options	$9.56	226,294	3.1	$2,033,000

Options expected to vest	$9.96	55,856	8.1	$479,000

The following table summarizes information about stock options outstanding at December 30, 2006:

	Outstanding Stock Options			Exercisable Stock Options
		Weighted Average			Weighted
			Remaining		Average
Range of		Exercise	Contractual		Exercise
Exercise Prices	Shares	Price	Life in Years	Shares	Price
$ 15.13	71,000	$15.13	0.33	71,000	$15.13
$ 13.63	4,500	$13.63	1.33	4,500	$13.63
$ 7.28 to $7.75	61,250	$7.69	2.40	61,250	$7.69
$ 6.75	4,500	$6.75	3.38	4,500	$6.75
$ 5.01	6,000	$5.01	4.32	6,000	$5.01
$ 4.65	54,900	$4.65	5.32	54,900	$4.65
$ 9.96	80,000	$9.96	8.09	24,144	$9.96
	282,150			226,294

The Company has three stock option plans. Stock option grants to purchase common stock of the Company are available for officers and key employees under the 1998 Plan, and may be granted through April 30, 2008 to employees at a price not less than the fair value on the date of grant. Options were granted through January 28, 1998 to employees under the 1988 Plan. Under the 1994 Non-Employee Directors Plan, options were granted to non-employee directors through April 29, 2004. Under the 1988 and 1998 Plans, options may be exercised beginning one year after date of grant at a rate of 20 percent annually on a cumulative basis, and unexercised options expire ten years from the grant date. Under the 1994 Non-Employee Directors’ Plan, options may be exercised at the date of grant. All of the plans are incentive stock option plans, therefore there are no income tax consequences to the Company when an option is granted or exercised. The Company did not grant any options during 2006 and does not expect to grant options to its employees, officers or non-employee directors in future periods.

On December 20, 2005, the Board of Directors of the Company passed a resolution to accelerate the vesting schedules of substantially all outstanding unvested options issued to officers and key employees effective as of the date of the resolution. The Company determined that the modification to accelerate vesting did not require recognition of compensation cost in its financial statements for the year ended December 31, 2005 under the provisions of APB 25. As a result, 40,000 options with an exercise price of $4.65 became fully vested, 20,000 that would have fully vested on April 25, 2006, and 20,000 that would have fully vested on April 25, 2007. In addition, 24,144 options with an exercise price of $9.96 became fully vested, 16,000 that would have fully vested on February 3, 2006, 3,598 that would have fully vested on February 3, 2007, and 4,546 that would have vested at 2,000 per year on February 3, 2008 and 2009 and 546 in 2010.

At the 2006 and 2005 respective year ends, options to purchase 226,294 and 275,694 shares were fully exercisable. Compensation cost charged against income before taxes for the options was approximately $76,000, or $.01 per share, for the year ended December 30, 2006. As of December 30, 2006, there was $233,000 of total unrecognized compensation cost related to unvested stock options granted under the Company's stock option plans which is expected to be recognized over a period of 4 years. The fair value of the unvested options computed under SFAS 123R was estimated at the time the options were granted using the Black-Scholes option pricing model, and is being recognized over the vesting period of the options. The following weighted-average assumptions were used for 2005: risk-free interest rate of five percent; volatility factors of the expected market price of the Company’s Common Shares of .659; an expected life of the option of seven years. The dividend yield used in the calculation was zero percent. The weighted average fair value on the date of grant was $6.77. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

The following illustrates the effect on net income available to common stockholders if the Company had applied the fair value recognition provisions of SFAS 123R in 2005 and 2004:

	2005	2004
Net income reported	$5,095,951	$1,174,118
Compensation expense, net of tax	(305,192)	(138,566)
Pro forma net income	$4,790,759	$1,035,552
Basic income per share	$0.84	$0.20
Compensation expense, net of tax	(0.05)	(0.03)
Pro forma basic income per share	$0.79	$0.17
Diluted income per share	$0.83	$0.19
Compensation expense, net of tax	(0.05)	(0.02)
Pro forma diluted income per share	$0.78	$0.17

Note K Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows at the respective year ends:

(Amounts in thousands)	2006	2005

Deferred tax assets:
Inventory valuation reserves	$1,042	$890
Allowance for doubtful accounts	401	395
Inventory capitalization	555	367
Environmental reserves	248	260
Total deferred tax assets	2,246	1,912
Deferred tax liabilities:
Tax over book depreciation	2,772	2,977
Prepaid expenses	465	553
Other	916	275
Total deferred tax liabilities	4,153	3,805
Net deferred tax liabilities	$(1,907)	$(1,893)

Significant components of the provision for and (benefits from) income taxes for continuing operations are as follows:

(Amounts in thousands)	2006	2005	2004
Current:
Federal	$4,001	$1,696	$1,443
State	341	335	45
Total current	4,342	2,031	1,488
Deferred:
Federal	1	84	(233)
State	13	16	(52)
Total deferred	14	100	(285)
Total	$4,356	$2,131	$1,203

The reconciliation of income tax computed at the U. S. federal statutory tax rates to income tax expense for continuing operations is:

(Amounts in thousands)	2006		2005		2004
	Amount	%	Amount	%	Amount	%

Tax at US statutory rates	$ 4,087	34.2%	$ 2,475	34.0%	$ 1,182	34.0%
State income taxes, net of
Federal tax benefit	205	1.7%	221	3.0%	45	1.3%
Changes in contingent
tax reserves	259	2.2%	(501)	(6.8%)	-	-
Manufacturing exemption	(131)	(1.1%)	(34)	(0.5%)	-	-
Other, net	(64)	(0.6%)	(30)	(0.4%)	(24)	(0.7%)
Total	$ 4,356	36.4%	$ 2,131	29.3%	$ 1,203	34.6%

Income tax payments of approximately $4,935,000, $301,000 and $72,000 were made in 2006, 2005 and 2004, respectively. The Company has South Carolina state net operating loss carryforwards of approximately $38,400,000 which expire between the years 2017 to 2025. Since the likelihood of recognizing these carryforwards is remote, they have been fully reserved in the financial statements.

Note L Benefit Plans and Collective Bargaining Agreements

The Company has a 401(k) Employee Stock Ownership Plan covering all non-union employees. Employees may contribute to the Plan up to 100 percent of their salary with a maximum of $15,000 for 2006. Contributions by the employees are invested in one or more funds at the direction of the employee; however, employee contributions cannot be invested in Company stock. Contributions by the Company are made in cash and then used by the Plan Trustee to purchase Synalloy stock. The Company contributes on behalf of each eligible participant a matching contribution equal to a percentage which is determined each year by the Board of Directors. For 2006 the maximum was four percent. The matching contribution is allocated weekly. Matching contributions of approximately $319,000, $321,000 and $348,000 were made for 2006, 2005 and 2004, respectively. The Company may also make a discretionary contribution, which shall be distributed to all eligible participants regardless of whether they contribute to the Plan. No discretionary contributions were made to the Plan in 2006, 2005 and 2004. The Company also contributes to union-sponsored defined contribution retirement plans. Contributions relating to these plans were approximately $595,000, $515,000, and $333,000 for 2006, 2005 and 2004, respectively.

The Company has three collective bargaining agreements at its Bristol, Tennessee facility. The number of employees of the Company represented by these unions is 232, or 53 percent. They are represented by two locals affiliated with the AFL-CIO and one local affiliated with the Teamsters. Collective bargaining contracts will expire in February 2009, December 2009 and March 2010.

Note M Leases

The Company’s Specialty Chemicals Segment leases a warehouse facility in Dalton Georgia, and in addition, the Company leases various manufacturing and office equipment at each of its locations, all under operating leases. The amount of future minimum lease payments under the operating leases are as follows: 2007 - $100,000; 2008 - $99,000; 2009 - $92,000; 2010 - $75,000; and 2011 - $40,000. Rent expense related to operating leases was $107,000, $124,000 and $130,000 in 2006, 2005 and 2004, respectively. The Company does not have any leases that are classified as capital leases for any of the periods presented in the financial statements.

Note N Contingencies

The Company is from time-to-time subject to various claims, other possible legal actions for product liability and other damages, and other matters arising out of the normal conduct of the Company’s business. Other than the environmental contingencies discussed in Note G, management is not currently aware of any asserted or unasserted material liabilities.

Note O Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	2006	2005	2004

Numerator:
Net income from continuing operations	$7,608,154	$5,147,364	$2,274,432

Denominator:
Denominator for basic earnings per
share - weighted average shares	6,122,195	6,068,324	6,007,365
Effect of dilutive securities:
Employee stock options	112,092	70,775	134,302
Denominator for diluted
earnings per share	6,234,287	6,139,099	6,141,667

Basic income per share	$1.24	$.85	$.38

Diluted income per share	$1.22	$.84	$.37

The diluted earnings per share calculations exclude the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. The Company had 170,058, 260,775, and 370,698 weighted average shares of common stock which were not included in the diluted earnings per share calculation as their effect was anti-dilutive in 2006, 2005 and 2004, respectively.

Note P Industry Segments

The Company operates in two principal industry segments: metals and specialty chemicals. The Company identifies such segments based on products and services. The Metals Segment consists of Synalloy Metals, Inc. a wholly-owned subsidiary which owns 100 percent of Bristol Metals, LLC. The Metals Segment manufactures welded stainless steel pipe and highly specialized products, most of which are custom-produced to individual orders, required for corrosive and high-purity processes used principally by the chemical, petrochemical, pulp and paper, waste water treatment and LNG industries. Products include piping systems and a variety of other components. The Specialty Chemicals Segment consists of Manufacturers Soap and Chemical Company, a wholly owned subsidiary which owns 100 percent of Manufacturers Chemicals, LLC, and Blackman Uhler Specialties, LLC, Organic Pigments, LLC and SFR, LLC all wholly-owned subsidiaries of the Company. The Specialty Chemicals Segment manufactures a wide variety of specialty chemicals, pigments and dyes for the carpet, chemical, paper, metals, photographic, pharmaceutical, agricultural, fiber, paint, textile, automotive, petroleum, cosmetics, mattress, furniture and other industries.

Operating profit is total revenue less operating expenses, excluding interest expense and income taxes of the continuing operations. Identifiable assets, all of which are located in the United States, are those assets used in operations by each Segment. Centralized data processing and accounting expenses are allocated to the two Segments based upon estimates of their percentage of usage. Unallocated corporate expenses include environmental charges of $438,000, $821,000 and $698,000 for 2006, 2005 and 2004 respectively. (See Note G) Corporate assets consist principally of cash, certain investments, and property and equipment.

The Metals Segment had one domestic customer (Hughes Supply, Inc.) that accounted for approximately 15, 11 and 20 percent of the Metals Segment’s revenues in 2006, 2005 and 2004, respectively, and approximately 10 and 13 percent of consolidated revenues in 2006 and 2004, respectively. The Metals Segment also had one domestic customer that accounted for approximately 14 percent of the Segment’s revenues in 2006, and less than ten percent for 2005 and 2004. Loss of either of these customers’ revenues would have a material adverse effect on both the Metals Segment and the Company. The Specialty Chemicals Segment had one domestic customer that accounted for approximately 13 percent of the Segment’s revenues in 2006 and 2005, respectively, and less than ten percent for 2004. The Specialty Chemicals Segment also had one domestic customer that accounted for approximately 13 percent of the Segment’s revenues in 2006, and less than ten percent for 2005 and 2004. Loss of either of these customers’ revenues would have a material adverse effect on the Specialty Chemicals Segment.

Segment Information:

(Amounts in thousands)	2006	2005	2004
Net sales
Metals Segment	$102,822	$86,053	$63,958
Specialty Chemicals Segment	49,225	45,355	37,644
	$152,047	$131,408	$101,602
Operating income
Metals Segment	$11,612	$6,815	$4,577
Specialty Chemicals Segment	2,644	1,639	1,539
	14,256	8,454	6,116
Less unallocated corporate expenses	2,094	2,042	1,572
Gain from sale of property and plant	(596)	-	-
Operating income	12,758	6,412	4,544
Other expense, net	794	(866)	1,067
Income from continuing operations	$11,964	$7,278	$3,477

Identifiable assets
Metals Segment	$58,552	$40,816
Specialty Chemicals Segment	24,702	24,309
Corporate	6,103	5,857
	$89,357	$70,982
Depreciation and amortization
Metals Segment	$1,543	$1,395	$1,291
Specialty Chemicals Segment	893	997	971
Corporate	236	470	806
	$2,672	$2,862	$3,068
Capital expenditures
Metals Segment	$1,913	$2,635	$1,703
Specialty Chemicals Segment	1,172	534	596
Corporate	7	77	14
	$3,092	$3,246	$2,313
Geographic sales
United States	$148,572	$126,676	$98,440
Elsewhere	3,475	4,732	3,162
	$152,047	$131,408	$101,602

Note Q Quarterly Results (Unaudited)

The following is a summary of quarterly operations for 2006 and 2005:

(Amount in thousands)	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2006
Net sales	$36,162	$36,729	$39,097	$40,059
Gross profit	3,999	5,269	6,209	7,247
Net income from continuing operations	698	1,498	2,409	3,003
Per common share
Diluted	0.11	0.24	0.39	0.48
Basic	0.11	0.24	0.39	0.49

Net income	698	1,498	2,409	3,003
Per common share
Diluted	0.11	0.24	0.39	0.48
Basic	0.11	0.24	0.39	0.49

2005
Net sales	$33,327	$31,484	$30,675	$35,922
Gross profit	5,138	4,261	3,502	3,880
Net income from continuing operations	1,497	1,044	525	2,081
Per common share
Diluted	0.25	0.17	0.09	0.34
Basic	0.25	0.17	0.09	0.34

Net income	1,457	1,033	525	2,081
Per common share
Diluted	0.24	0.17	0.09	0.34
Basic	0.24	0.17	0.09	0.34

Note R Derivative and Hedging Transactions

The Company periodically utilizes derivative instruments that are designated and qualify as hedges under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and related pronouncements. Cash flow and fair value hedges are hedges that are intended to eliminate the risk of changes in the fair values of assets, liabilities and certain types of firm commitments. The Company's objective in using these instruments is to help protect its earnings and cash flows from interest rate risks on its long-term indebtedness and fluctuations in the fair value of commodities used in the Company’s stainless steel raw materials. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions. In this documentation, the Company specifically identifies the asset, liability and non-cancelable commitment that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to that item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis. The Company discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; when the derivative expires; when it is probable that the forecasted transaction will not occur; when a hedged firm commitment no longer meets the definition of a firm commitment; or when management determines that designation of the derivative as a hedge instrument is no longer appropriate.

Interest Rate Swap

Cash flow hedges are hedges that use simple derivatives to offset the variability of expected future cash flows. Variability can appear in floating rate liabilities and can arise from changes in interest rates. The Company uses an interest rate swap in which it pays a fixed rate of interest while receiving a variable rate of interest to change the cash flow profile of its variable-rate borrowing to match a fixed rate profile. As discussed in Note E, the Company entered into a long-term debt agreement with its bank and pays interest based on a variable interest rate. To mitigate the variability of the interest rate risk, the Company entered into a derivative/swap contract in February of 2006 with the bank, coupled with a third party who will pay a variable rate of interest (an “interest rate swap”). The interest rate swap is for $4,500,000 with a fixed interest rate of 5.27 percent, and runs from March 1, 2006 to December 31, 2010, which equates to the final payment amount and due date of the term loan. Although the swap is expected to effectively offset variable interest in the borrowing, hedge accounting is not utilized. Therefore, changes in its fair value are being recorded in current assets or liabilities, as appropriate, with corresponding offsetting entries to interest expense.

Commodity Futures Contract

In the ordinary course of business, the Company's income and cash flows may be affected by fluctuations in the price of nickel, which is a component of stainless steel raw materials used in its production of stainless steel pipe. The Company is subject to raw material surcharges on the nickel component from its stainless steel suppliers. For certain non-cancelable fixed price sales contracts having delivery dates in the future, the Company is not able to obtain fixed price purchase commitments to cover the nickel surcharge component of the stainless steel raw material requirements of the sales contract which creates a cost exposure from fluctuations in the nickel surcharges. Where such exposure exists, the Company considers the use of cash settled commodity price swaps with durations approximately equal to the expected delivery dates of the applicable raw materials to hedge the price of its nickel requirements. The Company designates these instruments as fair value hedges and the resulting changes in their fair value are recorded as inventory costs. Subsequent gains and losses are recognized into cost of products sold in the same period as the underlying physical transaction. While these hedging activities may protect the Company against higher nickel prices, they may also prevent realizing possible lower raw material costs in the event that the market price of nickel falls below the price stated in a forward sale or futures contract.

In May 2005, the Company entered into a derivative transaction to hedge the price of nickel, a component of stainless steel raw materials. The futures contract covered approximately 100 metric tonnes of nickel and expired on December 1, 2005. The Company paid $406,000 under the contract which was offset by the difference in the price paid for the nickel surcharge component of the raw materials being hedged, and therefore was added to the cost of the raw materials. There were no outstanding hedging contracts on nickel commodities at December 30, 2006.

Note S Discontinued Operations

On July 23, 2003 the Company purchased certain assets of Rite Industries. These assets along with Synalloy’s existing textile dye business were placed in a newly formed subsidiary of the Company called Blackman Uhler, LLC (BU Colors) of which 75 percent was owned by the Company. The acquisition provided a new customer base in the paper and other non-textile industries. Total cost of the acquisition was $200,000 and the Company funded the acquisition with available cash. As a result of the continuing downward trends in the textile industry and poor financial performance of the textile dye business, the Company decided to divest the liquid dye portion of its dye business servicing the textile industry, and began downsizing the remaining dye business in the fourth quarter of 2003. On March 25, 2004, the Company entered into an agreement to sell the liquid dye business composed of vat, sulfur, liquid disperse and liquid reactive dyes with annual sales of approximately $4,500,000 for approximately its net book value, and several customers and related products of the remaining textile dye business were rationalized. Business conditions in the remaining dye business were poor throughout 2004, especially in the first six months, as BU Colors experienced operating losses in every quarter of 2004. In the third quarter of 2004, the Company decided to attempt to sell the remaining dye business and on December 28, 2004, entered into a purchase agreement to sell the dye business. The transaction closed on January 31, 2005. The terms included the sale of the inventory of BU Colors along with certain equipment and other property associated with the business being sold, and the licensing of certain intellectual property, for a purchase price of approximately $4,872,000, of which $4,022,000 was paid at closing, and the balance of $850,000 was to be paid over time based on the operations of the purchaser. On January 17, 2006, the Company and the purchaser amended the purchase agreement replacing the periodic purchase price payments with a one-time payment of $400,000 which was received on January 18, 2006, and was reclassified to a current note receivable in the financial statements at December 31, 2005.

As a result of the sale of the dye business in 2004, the Company has discontinued the operations of BU Colors and has presented the financial information of BU Colors as discontinued operations. In December of 2004, the

Company completed an impairment assessment in accordance with FAS No. 144, on the plant and equipment located at the Spartanburg facility related to the BU Colors operations. As a result, the Company recognized an impairment charge of $581,000 from the write-down of plant and equipment (See Note B) Financials of the discontinued operations for 2005 and 2004 are as follows:

Balance Sheets of Discontinued Operations

December 31, 2005 and January 1, 2005	2005	2004
Assets
Current assets
Accounts receivable, net	$-	$2,057,910
Inventories	-	3,286,837
Other current assets	-	38,625
Total assets	$-	$5,383,372
Liabilities
Current liabilities
Accounts payable	$-	$1,130,677
Accrued expenses	-	218,639
Total current liabilities	-	1,349,316
Due to Synalloy Corporation	-	4,034,056
Total liabilities	$-	$5,383,372
Statements of Discontinued Operations
Years ended December 31, 2005 and January 1, 2005	2005	2004
Net sales	$1,585,803	$21,979,133
Cost of sales	1,273,988	18,989,359
Gross profit	311,815	2,989,774
Selling, general and administrative expense	347,361	3,827,007
Operating loss	(35,546)	(837,233)
Long-lived asset impairment costs (Note B)	-	581,024
Interest expense, net	37,867	253,057
Loss from discontinued operations	$(73,413)	$(1,671,314)

Note S Subsequent Events

On February 8, 2007, the Board of Directors of the Company voted to pay an annual dividend of $.15 per share payable on March 15, 2007 to holders of record on February 23, 2007, for a total cash payment of $927,000. The Board presently plans to review at the end of each fiscal year the financial performance and capital needed to support future growth to determine the amount of cash dividend, if any, which is appropriate.

On February 8, 2007, the Board of Directors of the Company approved stock grants under the Company’s 2005 Stock Awards Plan, which was approved by shareholders at the April 28, 2005 Annual Meeting. On February 12, 2007, 22,510 shares were granted under the Plan to certain management employees of the Company. The stock awards will vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant. In order for the awards to vest, the employee must be in the continuous employment of the Company since the date of the award. Any portion of an award that has not vested will be forfeited upon termination of employment. The Company may terminate any portion of the award that has not vested upon an employee’s failure to comply with all conditions of the award or the Plan. Shares representing awards that have not yet vested will be held in escrow by the Company. An employee will not be entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable. Compensation expense totaling $563,000, before income taxes of approximately $203,000, will be recorded against earnings equally over the following 60 months from the date of grant with the offset recorded in Shareholders’ Equity.

Report of Management

The accompanying financial statements have been prepared in conformity with U. S. generally accepted accounting principles and the financial statements for the years ended December 30, 2006, December 31, 2005 and January 1, 2005 have been audited by Dixon Hughes PLLC, Independent Auditors. Management of the Company assumes responsibility for the accuracy and reliability of the financial statements. In discharging such responsibility, management has established certain standards which are subject to continuous review and are monitored through the Company's financial management. The Board of Directors pursues its oversight role for the financial statements through its Audit Committee which consists of outside directors. The Audit Committee meets on a regular basis with representatives of management and Dixon Hughes PLLC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Synalloy Corporation

We have audited the accompanying consolidated balance sheets of Synalloy Corporation (“the Company”) and subsidiaries as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three year period ended December 30, 2006. Our audit also included the financial statement schedule listed in Item 15(a)2 to the Company’s Annual Report on Form 10-K. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synalloy Corporation and subsidiaries as of December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 30, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Dixon Hughes PLLC

Charlotte, NC
March 14, 2007

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

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

No disclosure is currently required under 17 C.F.R. Section 229.308 (a) and (b). There has been no change in the registrant's internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

Item 9B Other Information

Not applicable

PART III
Item 10 Directors, Executive Officers and Corporate Governance

Incorporated by reference to the information set forth under the captions "Election of Directors," "Executive Officers" on page 5, and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 8 of the Company's definitive proxy statement to be used in connection with its Annual Meeting of Shareholder to be held April 26, 2007 (the "Proxy Statement").

Code of Ethics. The Company's Board of Directors has adopted a Code of Ethics that applies to the Company's Chief Executive Officer, Vice President, Finance and corporate and divisional controllers. The Code of Ethics is available on the Company's website at: www.synalloy.com. Any amendment to, or waiver from, this Code of Ethics will be posted on the Company's internet site.

Audit Committee Financial Expert. The Company's Board of Directors has determined that the Company has at least one "audit committee financial expert," as that term is defined by Item 407(d)(5) of Regulation S-K promulgated by the Securities and Exchange Commission, serving on its Audit Committee. Mr. Carroll D. Vinson meets the terms of the definition and is independent, as independent is defined for audit committee members in the rules of the NASDAQ Global Market. Pursuant to the terms of Item 407(d) of Regulation S-K, a person who is determined to be an "audit committee financial expert" will not be deemed an expert for any purpose as a result of being designated or identified as an "audit committee financial expert" pursuant to Item 407(d), and such designation or identification does not impose on such person any duties, obligations or liability that are greater than the duties, obligations or liability imposed on such person as a member of the Audit Committee and Board of Directors in the absence of such designation or identification. Further, the designation or identification of a person as an "audit committee financial expert" pursuant to Item 401 does not affect the duties, obligations or liability of any other member of the Audit Committee or Board of Directors.

Audit Committee. The Company has a separately designated standing Audit Committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Carroll D. Vinson, Murray H. Wright and Craig C. Bram.

Item 11 Executive Compensation

Incorporated by reference to the information set forth under the captions “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” and "Remuneration of Directors and Officers" on pages 8 to 13, respectively, of the Proxy Statement; provided, however, the “Compensation Committee Report” shall not be deemed incorporated herein by reference.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the information set forth under the captions "Beneficial Owners of More Than Five Percent of the Company's Common Stock" and "Security Ownership of Management" on pages 3 to 4 of the Proxy Statement.

Equity Compensation Plan Information. The following table sets forth aggregated information as of December 30, 2006 about all of the Company's equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(c))
Equity compensation plans approved by security holders	282,150	$9.64	507,100
Equity compensation plans not approved by security holders	-	-	-
Total	282,150	$9.64	507,100

At the February 8, 2007 meeting, The Board approved the Directors’ annual compensation for each non-employee director elected by shareholders at the annual meeting in April. Directors will be paid an annual retainer of $35,000, and each director has the opportunity to elect to receive $15,000 of the retainer in restricted stock. For 2006 and 2007, each director elected to receive $15,000 of the annual retainer in restricted stock. The number of restricted shares is determined by the average of the high and low stock price on the day prior to the Annual Meeting of Shareholders. For 2006, each non-employee director received 1,201 shares of restricted stock (an aggregate of 6,005 shares). The shares granted to the directors are not registered under the Securities Act of 1933 and are subject to forfeiture in whole or in part upon the occurrence of certain events.

The number of restricted shares will be determined by the average of the high and low stock price on the day prior to the Annual Meeting of Shareholders. The shares granted to the directors are not registered and are subject to forfeiture in whole or in part upon the occurrence of certain events. The above table does not reflect these shares issued to non-employee directors.

On February 8, 2007, the Board of Directors of the Company approved stock grants under the Company’s 2005 Stock Awards Plan, which was approved by shareholders at the April 28, 2005 Annual Meeting. On February 12, 2007, 22,510 shares were granted under the Plan to certain management employees of the Company. The stock awards will vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant. In order for the awards to vest, the employee must be in the continuous employment of the Company since the date of the award. Any portion of an award that has not vested will be forfeited upon termination of employment. The Company may terminate any portion of the award that has not vested upon an employee’s failure to comply with all conditions of the award or the plan. Shares representing awards that have not yet vested will be held in escrow by the Company. An employee will not be entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable.

Item 13 Certain Relationships and Related Transactions

Incorporated by reference to the information set forth under the captions “Related Party Transactions” on page 6 to 7 of the Proxy Statement.

Item 14 Principal Accountant Fees and Services

Incorporated by reference to the information set forth under the captions "Independent Registered Public Accounting Firm - Fees Paid to Independent Auditors" and "Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" on pages 16 to 17 of the Proxy Statement.

PART IV
Item 15 Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:
	1.	Financial Statements: The following consolidated financial statements of Synalloy Corporation are included in Item 8:
Consolidated Statements of Operations at December 30, 2006, December 31, 2005 and January 1, 2005
Consolidated Balance Sheets for the years ended December 30, 2006 and December 31, 2005
Consolidated Statements of Shareholders' Equity for the years ended December 30, 2006, December 31, 2005 and January 1, 2005
Consolidated Statements of Cash Flows for the years ended December 30, 2006, December 31, 2005 and January 1, 2005
Notes to Consolidated Financial Statements
	2.	Financial Statements Schedules: The following consolidated financial statements schedule of Synalloy Corporation is included in Item 15:
Schedule II - Valuation and Qualifying Accounts for the years ended December 30, 2006, December 31, 2005 and January 1, 2005

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

	3.	Listing of Exhibits:
See "Exhibit Index"

Schedule II Valuation and Qualifying Accounts

Column A	Column B	Column C	Column D	Column E
	Balance at	Charged to		Balance at
	Beginning	Cost and	Deductions	End of
Description	of Period	Expenses	(1)	Period

Year ended December 30, 2006
Deducted from asset account:
Allowance for doubtful accounts	$1,039,000	$315,000	$240,000	$1,114,000

Year ended December 31, 2005
Deducted from asset account:
Allowance for doubtful accounts	$678,000	$512,000	$151,000	$1,039,000

Year ended January 1, 2005
Deducted from asset account:
Allowance for doubtful accounts	$242,000	$610,000	$174,000	$678,000

(1) Allowances, uncollected accounts and credit balances written off against reserve, net of recoveries.

 Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By /s/ Ronald H. Braam Ronald H. Braam Chief Executive Officer	March 29, 2007 Date
By /s/ Gregory M. Bowie Gregory M. Bowie Chief Financial Officer	March 29, 2007 Date

SYNALLOY CORPORATION
Registrant

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ James G. Lane, Jr. James G. Lane, Jr. Chairman of the Board	March 29, 2007 Date
By /s/ Sibyl N. Fishburn Sibyl N. Fishburn Director	March 29, 2007 Date
By /s/ Carroll D. Vinson Carroll D. Vinson Director	March 29, 2007 Date
By /s/ Murray H. Wright Murray H. Wright Director	March 29, 2007 Date
By /s/ Craig C. Bram Craig C. Bram Director	March 29, 2007 Date

Index to Exhibits

Exhibit No. from Item 601 of Regulation S-B	Description
3.1	Restated Certificate of Incorporation of Registrant, as amended, incorporated by reference to Registrant's Form 10-Q for the period ended April 2, 2005
3.2	Bylaws of Registrant, as amended, incorporated by reference to Registrant's Form 10-Q for the period ended March 31, 2001 (the "first quarter 2001 Form 10-Q")
4.1	Form of Common Stock Certificate, incorporated by reference to the first quarter 2001 Form 10-Q
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
10.10

Agreement between Registrant’s Bristol Metals, L. P. subsidiary and the United Steelworkers of America Local 4586, dated December 9, 2004, incorporated by reference to the Form 10-K for the year ended January 1, 2005

10.11

Agreement between Registrant’s Bristol Metals, L. P. subsidiary and the United Association of Journeymen and Apprentices of the Plumbing and Pipe Fitting Industry of the United States and Canada Local Union No. 538, dated February 16, 2004

21	Subsidiaries of the Registrant
31	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32	Certifications Pursuant to 18 U.S.C. Section 1350