Form 10-Q
period 2007-03-31
SYNALLOY CORP
filed 2007-05-14
CIK 95953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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
Yes __ No X

The number of shares outstanding of the registrant's common stock as of March 31, 2007was 6,197,190.

Synalloy Corporation
Index

 PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Condensed consolidated balance sheets - March 31, 2007and December 30, 2006
Condensed consolidated statements of income - Three months ended March 31, 2007 and April 1, 2006
Condensed consolidated statements of cash flows - Three months ended March 31, 2007 and April 1, 2006
Notes to condensed consolidated financial statements - March 31, 2007
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6.	Exhibits
Signatures and Certifications

Item 1. FINANCIAL STATEMENTS
Synalloy Corporation
Condensed Consolidated Balance Sheets	Mar 31, 2007	Dec 30, 2006
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$2,370	$21,413
Accounts receivable, less allowance
for doubtful accounts	22,435,684	22,428,829
Inventories
Raw materials	10,466,490	17,361,355
Work-in-process	12,437,886	13,323,868
Finished goods	16,277,684	10,860,239
Total inventories	39,182,060	41,545,462

Deferred income taxes	1,919,000	1,793,000
Prepaid expenses and other current assets	334,954	307,740
Total current assets	63,874,068	66,096,444

Cash value of life insurance	2,735,565	2,723,565
Property, plant & equipment, net of accumulated
depreciation of $38,666,000 and $37,898,000	19,643,483	18,951,820
Deferred charges and other assets	1,565,737	1,585,337

Total assets	$87,818,853	$89,357,166

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$466,667	$466,667
Accounts payable	10,312,649	11,775,703
Accrued expenses	6,719,637	6,043,750
Current portion of environmental reserves	224,480	226,053
Income taxes payable	1,925,761	1,200,198
Total current liabilities	19,649,194	19,712,371

Long-term debt	13,707,724	17,731,431
Environmental reserves	616,000	616,000
Deferred compensation	463,274	470,212
Deferred income taxes	2,327,000	3,700,000

Shareholders' equity
Common stock, par value $1 per share - authorized
12,000,000 shares; issued 8,000,000 shares	8,000,000	8,000,000
Capital in excess of par value	364,494	56,703
Retained earnings	58,513,627	54,921,022
Less cost of Common Stock in treasury:
1,802,810 and 1,864,433 shares	(15,822,460)	(15,850,573)
Total shareholders' equity	51,055,661	47,127,152

Total liabilities and shareholders' equity	$87,818,853	$89,357,166

Note: The balance sheet at December 30, 2006 has been derived from the audited consolidated financial statements at that date.
See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Income

(Unaudited)	Three Months Ended
	Mar 31, 2007	Apr 1, 2006

Net sales	$44,398,288	$36,163,472

Cost of goods sold	35,578,911	32,163,787

Gross profit	8,819,377	3,999,685

Selling, general and administrative expense	3,344,809	2,752,311

Operating income	5,474,568	1,247,374

Other (income) and expense
Interest expense	208,803	147,053
Other, net	(1,029)	(539)

Income before income taxes	5,266,794	1,100,860

Provision for income taxes	1,742,000	403,000

Net income	$3,524,794	$697,860

Net income per common share:
Basic	$.57	$.11

Diluted	$.56	$.11

Average shares outstanding
Basic	6,162,110	6,108,989
Dilutive effect from stock options and stock grants	132,443	99,434
Diluted	6,294,553	6,208,423

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)	Three Months Ended
	Mar 31, 2007	Apr 1, 2006
Operating activities
Net income	$3,524,794	$697,860
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation expense	767,533	731,541
Amortization of deferred charges	13,731	13,731
Deferred income taxes	(504,000)	-
Provision for losses on accounts receivable	117,467	73,631
Cash value of life insurance	(12,000)	(12,000)
Environmental reserves	(1,573)	24,906
Issuance of treasury stock for director fees	-	6,253
Employee stock option and stock grant compensation	33,641	18,906
Changes in operating assets and liabilities:
Accounts receivable	(124,322)	299,499
Inventories	2,363,402	(1,801,047)
Other assets and liabilities	(28,283)	(19,405)
Accounts payable	(1,463,054)	4,168,990
Accrued expenses	675,887	(2,688,102)
Income taxes payable	725,563	(1,331,337)

Net cash provided by operating activities	6,088,786	183,426

Investing activities
Purchases of property, plant and equipment	(1,459,196)	(1,610,607)
Proceeds from note receivable	-	400,000
Net cash used in investing activities	(1,459,196)	(1,210,607)

Financing activities
(Payments on) net proceeds from long-term debt	(4,023,707)	1,003,246
Dividends paid	(927,189)	-
Capital contributed	20,340	-
Proceeds from exercised stock options	281,923	22,320

Net cash (used in) provided by financing activities	(4,648,633)	1,025,566

Decrease in cash and cash equivalents	(19,043)	(1,615)
Cash and cash equivalents at beginning of period	21,413	2,379

Cash and cash equivalents at end of period	$2,370	$764

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Notes To Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2007

NOTE 1-- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 29, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended December 30, 2006.

NOTE 2--INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.

NOTE 3--STOCK OPTIONS AND EMPLOYEE STOCK GRANTS

The Company has three stock option plans in effect at March 31, 2007. A summary of plan activity for 2007 is as follows:

	Weighted		Weighted
	Average		Average	Intrinsic
	Exercise	Options	Contractual	Value of	Options
	Price	Outstanding	Term	Options	Available
Outstanding at			(in years)
December 30, 2006	$9.64	282,150	4.1	$2,512,000	207,100

Exercised	$11.39	(93,107)		$1,268,000
Expired	$8.82	(9,000)		$172,000

Outstanding at
March 31, 2007	$8.77	180,043	4.9	$3,448,000	207,100

Exercisable options	$8.23	124,887	3.5	$2,445,000

Options expected to vest	$9.96	55,856	7.8	$1,003,000

Synalloy Corporation
Notes To Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2007

During the first quarter of 2007, options for 93,107 shares were exercised by employees and directors for an aggregate exercise price of $1,060,000 with the proceeds generated from the repurchase of 31,484 shares from employees and directors totaling $778,000, and cash received of $282,000. Stock options Compensation cost has been charged against income before taxes for the unvested options of approximately $19,000 for the three months ended March 31, 2007 and April 1, 2006. As of March 31, 2007, there was $215,000 of total unrecognized compensation cost related to non-vested stock options granted under the Company's stock option plans which is expected to be recognized over a period of 3 years.

On February 8, 2007, the Board of Directors of the Company approved stock grants under the Company’s 2005 Stock Awards Plan, which was approved by shareholders at the April 28, 2005 Annual Meeting. On February 12, 2007, 22,510 shares were granted under the Plan to certain management employees of the Company. The stock awards vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant. In order for the awards to vest, the employee must be in the continuous employment of the Company since the date of the award. Any portion of an award that has not vested will be forfeited upon termination of employment. The Company may terminate any portion of the award that has not vested upon an employee’s failure to comply with all conditions of the award or the Plan. Shares representing awards that have not yet vested will be held in escrow by the Company. An employee is not entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable. Compensation expense totaling $563,000, before income taxes of approximately $203,000, is being recorded against earnings equally over the following 60 months from the date of grant with the offset recorded in Shareholders’ Equity. As of March 31, 2007, approximately $15,000 of compensation cost has been charged against income before taxes.

NOTE 4--INCOME TAXES

The Company has adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes”, at the beginning of fiscal year 2007. As a result of the implementation the Company recognized a $995,000 decrease to reserves for uncertain tax positions. This decrease was accounted for as an adjustment to the beginning balance of retained earnings on the Balance Sheet. Including the cumulative effect decrease, at the beginning of 2007, the Company had approximately $350,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters and substantially all material state and local income tax matters for years through 2002. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $93,000 accrued for interest and $0 accrued for penalties at March 31, 2007.

Synalloy Corporation
Notes To Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2007

NOTE 5--PAYMENT OF DIVIDENDS

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

NOTE 6--SEGMENT INFORMATION

	Three Months Ended
	Mar 31, 2007	Apr 1, 2006
Net sales
Specialty Chemicals Segment	$12,445,000	$12,887,000
Metals Segment	31,953,000	23,276,000

	$44,398,000	$36,163,000

Segment income
Specialty Chemicals Segment	$607,000	$801,000
Metals Segment	5,620,000	1,120,000

	6,227,000	1,921,000
Unallocated expenses
Corporate	752,000	461,000
Plant relocation costs	-	213,000
Interest expense	209,000	147,000
Other income	(1,000)	(1,000)

Income before income taxes	$5,267,000	$1,101,000

NOTE 7--SALE OF ASSETS

The Company completed the movement of Organic Pigments’ operations from Greensboro, NC to Spartanburg, SC in the first quarter of 2006, recording plant relocation costs of $213,000 in administrative expense in the first quarter of 2006. The Greensboro plant was closed at the end of the first quarter of 2006 and sold for a pre-tax gain of $596,000 in the third quarter of 2006.

Synalloy Corporation

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion of certain significant factors that affected the Company during the quarter ended March 31, 2007.

Consolidated sales for the quarter were up, increasing 23 percent compared to the same period one year ago. The Company generated consolidated net income of $3,525,000, or $.56 per share compared to net earnings of $698,000, or $.11 per share, in 2006's first quarter.

The Specialty Chemicals Segment experienced declines in sales and operating income, of three percent and 24 percent respectively from the first quarter of 2006. The modest decrease in sales resulted from less sales in the first 6 weeks of 2007 in the Segment’s proprietary chemical and pigment businesses and was mostly offset by increased contract revenues. The operating income decline resulted from a combination of the decline in sales and a change in contract revenues’ product mix where profit margins can be significantly different. Sales and profits improved as the quarter progressed with March generating almost one-half of operating income in the quarter.

The Metal Segment’s sales increased 37 percent in the first quarter of 2007 from the same quarter a year earlier and operating income surged 402 percent to $5,620,000. The sales increase resulted from a 54 percent increase in average selling prices partially offset by eleven percent lower unit volumes. The significant increase in first quarter selling prices reflects a change in product mix to larger pipe sizes, higher priced alloys and a larger proportion of non-commodity products, combined with higher costs of stainless steel, including surcharges, in the first quarter of 2007 compared to 2006’s first quarter. The change in product mix is the result of the successful development of business from LNG, biofuels and electric utility scrubber projects, Most of the products produced for these markets are subject to more stringent specifications including 100 percent x-ray of the weld seams. In addition, some of these non-commodity products are made from expensive alloys and are more difficult to produce. Accordingly, their cost and sales price is much higher than commodity products. The change in product mix along with increased efficiencies from new equipment contributed significantly to the increase in operating income realized in the quarter. Part of the improved profits resulted from the increase in stainless prices including surcharges. Surcharges are assessed each month by the stainless steel producers to cover the change in their costs of certain raw materials. The Company in turn, passes on the surcharge in the sales prices charged to its customers. Under the Company’s first-in-first-out inventory method, cost of goods sold is charged for the surcharges that were in effect three or more months prior to the month of sale. Accordingly, if surcharges are in an upward trend, reported profits will benefit. Conversely, when surcharges go down, profits are reduced. During the first quarter of 2007, the Segment continued to experience the upward trend in surcharges experienced in the third and fourth quarters of 2006. As a result surcharges were significantly higher in the quarter than they were in the first quarter of 2006 with an accompanying significant benefit to profits. Piping systems has begun to experience the favorable impact of its strong backlog as operating income more than doubled in the first quarter of 2007 from the same quarter last year. Piping systems’ backlog as of the end of the first quarter of 2007 continues to remain at an excellent level at $48,600,000 compared to $19,300,000 at the end of the first quarter of 2006.

Consolidated selling and administrative expense for the first quarter of 2007 increased $592,000, or 22 percent, compared to the first quarter of last year. However, the expense was eight percent of sales for the quarter compared to eight percent for the same quarter last year. The dollar increase for the quarter resulted principally from higher profit incentives incurred in the first quarter of 2007 generated from the higher profits earned in the quarter compared to last year’s first quarter.

Synalloy Corporation

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Cash provided from operations of $6,089,000 in the first quarter more than covered a reduction in debt of $4,024,000 and the payment of a $927,000 cash dividend. Management anticipates continued strong cash flow in the second quarter as inventories in the Metals Segment continue to decline from the planned high level at last year end.

Management remains confident in the potential success of its fire retardant products over the balance of 2007. During the first quarter, our Sleep-Safe products achieved successful results from required testing and plant production trials at several significant potential customers. Since federal regulations will require mattresses manufactured after July 1, 2007, to meet the new federal standards, we are anticipating an increase in revenues from these products to begin in the second quarter and grow to significant volumes steadily throughout the year. This source of anticipated new business together with management’s expectation of continued growth in other products and based on current conditions in the general economy leads us to believe that the Specialty Chemicals Segment should produce improved results in the last three quarters of 2007. Piping systems’ backlog, of which management expects about 85 percent to be completed over the next 12 months, should continue to provide a much higher level of sales and profits for piping systems over the balance of 2007 compared to the same period last year. Our optimism about the future is also based on the large dollar amount of projects we expect to bid during the balance of 2007. With over 80 percent of the backlog coming from energy and wastewater treatment projects management is confident that they have positioned the Metals Segment to benefit from the long term growth of these areas. Assuming no significant decline in demand and a continuation of the surcharges currently in effect, pipe sales and profits should continue to provide good results over the next three quarters which combined with anticipated results from piping systems should enhance profitability compared to the same periods in 2006.

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

Synalloy Corporation

Item 3. Market Risk.

Information about the Company’s exposure to market risk was disclosed in its Annual Report on Form 10-K for the year ended December 30, 2006, which was filed with the Securities and Exchange Commission on March 29, 2007. There have been no material quantitative or qualitative changes in market risk exposure since the date of that filing.

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

PART II: OTHER INFORMATION

Item 1A. Risk Factors.

There has been no material change in the risk factors as previously disclosed in the Company’s Form 10-K filed for the period ended December 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter ended March 31, 2007, the Registrant issued shares of common stock to the following classes of persons upon the exercise of options issued pursuant to the Registrant's 1998 Stock Option Plan. Issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering.

		Number of Shares	Aggregate Exercise
Date Issued	Class of Purchasers	Issued	Price

1/18/2007	Officers and employees	5,000	$75,625
1/31/2007	Officers and employees	1,700	$7,905
2/9/2007	Officers and employees	7,500	$113,438
2/12/2007	Officers and employees	19,000	$159,325
2/9/2007	Directors	3,000	$14,490
2/13/2007	Officers and employees	5,000	$75,625
2/13/2007	Directors	15,000	$226,875
2/15/2007	Officers and employees	4,000	$60,500
2/20/2007	Officers and employees	5,907	$58,834
2/20/2007	Directors	9,000	$79,366
3/12/2007	Officers and employees	8,000	$37,200
3/22/2007	Officers and employees	6,000	$90,750
3/26/2007	Officers and employees	4,000	$60,500
		93,107	$1,060,433

Synalloy Corporation

Issuer Purchases of Equity Securities			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as	that may yet be
Quarter		Average	Part of Publically	Purchased Under
Ended 2007	Total Number	Price Paid	Announced	the Plans
for the Period	of Shares (1)	per Share (1)	Plans or Programs	or Programs
1-1 to 1-27	-	-	-	-
1-28 to 2-24	29,416	$ 24.41	-	-
2-25 to 3-31	2,068	$ 29.26	-	-
Total	31,484	$ 24.73	-	-

(1) This column reflects the surrender of previously owned shares of common stock to pay the exercise price in connection with the exercise of stock options.

Item 6.		Exhibits
The following exhibits are included herein:
	31	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
	32	Certifications Pursuant to 18 U.S.C. Section 1350

Synalloy Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNALLOY CORPORATION
(Registrant)

Date: May 14, 2007	By:	/s/ Ronald H. Braam
Ronald H. Braam
President and Chief Executive Officer

Date: May 14, 2007	By:	/s/ Gregory M. Bowie
Gregory M. Bowie
Vice President Finance and Chief Financial Officer