Form 10-Q
period 2007-06-30
SYNALLOY CORP
filed 2007-08-08
CIK 95953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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
Yes __    No X

The number of shares outstanding of the registrant's common stock as of August 6, 2007 was 6,237,305.

Synalloy Corporation
Index

 PART I.                      FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Condensed consolidated balance sheets – June 30, 2007 and December 30, 2006
Condensed consolidated statements of income - Three and six months ended June 30, 2007 and July 1, 2006
Condensed consolidated statements of cash flows - Six months ended June 30, 2007 and July 1, 2006
Notes to condensed consolidated financial statements - June 30, 2007
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Market Risk
Item 4.	Controls and Procedures

PART II.                      OTHER INFORMATION

Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits
Signatures and Certifications

Item 1. FINANCIAL STATEMENTS
Synalloy Corporation
Condensed Consolidated Balance Sheets
	Jun 30, 2007	Dec 30, 2006
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$8,920	$21,413
Accounts receivable, less allowance
for doubtful accounts	22,374,636	22,428,829
Inventories
Raw materials	13,750,906	17,361,355
Work-in-process	15,148,819	13,323,868
Finished goods	16,656,987	10,860,239
Total inventories	45,556,712	41,545,462

Deferred income taxes	2,202,000	1,793,000
Prepaid expenses and other current assets	391,730	307,740
Total current assets	70,533,998	66,096,444

Cash value of life insurance	2,747,565	2,723,565
Property, plant & equipment, net of accumulated
depreciation of $39,437,000 and $37,898,000	19,788,066	18,951,820
Deferred charges and other assets	1,554,175	1,585,337

Total assets	$94,623,804	$89,357,166

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$466,667	$466,667
Accounts payable	14,338,448	11,775,703
Accrued expenses	5,749,593	6,043,750
Current portion of environmental reserves	235,496	226,053
Income taxes payable	93,561	1,200,198
Total current liabilities	20,883,765	19,712,371

Long-term debt	15,870,498	17,731,431
Environmental reserves	616,000	616,000
Deferred compensation	445,337	470,212
Deferred income taxes	2,276,000	3,700,000
Shareholders' equity
Common stock, par value $1 per share - authorized
12,000,000 shares; issued 8,000,000 shares	8,000,000	8,000,000
Capital in excess of par value	450,427	56,703
Retained earnings	61,709,348	54,921,022
Less cost of Common Stock in treasury:
1,776,495 and 1,864,433 shares	(15,627,571)	(15,850,573)
Total shareholders' equity	54,532,204	47,127,152

Total liabilities and shareholders' equity	$94,623,804	$89,357,166
Note: The balance sheet at December 30, 2006 has been derived from the audited consolidated financial statements at that date.
See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Income
(Unaudited)
	Three Months Ended		Six Months Ended
	Jun 30, 2007	Jul 1, 2006	Jun 30, 2007	Jul 1, 2006

Net sales	$43,940,977	$36,728,508	$88,339,265	$72,891,980

Cost of goods sold	35,630,017	31,459,968	71,206,135	63,623,755

Gross profit	8,310,960	5,268,540	17,133,130	9,268,225

Selling, general and administrative expense	3,138,415	2,716,861	6,486,017	5,469,172

Operating income	5,172,545	2,551,679	10,647,113	3,799,053

Other (income) and expense
Interest expense	262,369	199,889	471,172	346,942
Other, net	(545)	(50)	(1,574)	(589)

Income before income taxes	4,910,721	2,351,840	10,177,515	3,452,700

Provision for income taxes	1,715,000	854,000	3,457,000	1,257,000

Net income	$3,195,721	$1,497,840	$6,720,515	$2,195,700

Net income per common share:
Basic	$.51	$.24	$1.09	$.36

Diluted	$.50	$.24	$1.06	$.35

Average shares outstanding:
Basic	6,210,877	6,122,679	6,186,493	6,115,834
Dilutive effect from stock options and grants	134,221	112,720	125,005	111,853
Diluted	6,345,098	6,235,399	6,311,498	6,227,687

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	Jun 30, 2007	Jul 1, 2006
Operating activities
Net income	$6,720,515	$2,195,700
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation expense	1,539,267	1,454,288
Amortization of deferred charges	27,462	27,462
Deferred income taxes	(838,000)	(1,024,000)
Provision for losses on accounts receivable	245,922	225,588
Cash value of life insurance	(24,000)	(24,000)
Environmental reserves	9,443	50,216
Issuance of treasury stock for director fees	74,989	81,226
Employee stock option compensation	80,681	37,812
Changes in operating assets and liabilities:
Accounts receivable	(191,729)	1,208,262
Inventories	(4,011,250)	(3,041,996)
Other assets and liabilities	(105,165)	(131,929)
Accounts payable	2,562,745	(681,596)
Accrued expenses	(294,157)	(1,013,535)
Income taxes payable	(1,106,637)	(288,977)

Net cash provided by (used in) operating activities	4,690,086	(925,479)

Investing activities
Purchases of property, plant and equipment	(2,375,513)	(2,206,794)
Proceeds from note receivable	-	400,000
Net cash used in investing activities	(2,375,513)	(1,806,794)

Financing activities
(Payments on) net proceeds from long-term debt	(1,860,933)	2,664,523
Dividends paid	(927,189)	-
Capital contributed	20,340	-
Proceeds from exercised stock options	440,716	65,797

Net cash (used in) provided by financing activities	(2,327,066)	2,730,320

Decrease in cash and cash equivalents	(12,493)	(1,953)
Cash and cash equivalents at beginning of period	21,413	2,379

Cash and cash equivalents at end of period	$8,920	$426

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Notes To Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2007

NOTE 1-- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 29, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended December 30, 2006.

NOTE 2--INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.

NOTE 3--STOCK OPTIONS AND EMPLOYEE STOCK GRANTS

The Company has three stock option plans in effect at June 30, 2007. A summary of plan activity for 2007 is as follows:

	Weighted		Weighted
	Average		Average	Intrinsic
	Exercise	Options	Contractual	Value of	Options
	Price	Outstanding	Term	Options	Available
Outstanding at			(in years)
December 30, 2006	$9.64	282,150	4.1	$2,512,000	207,100

First quarter:
Exercised	$11.39	(93,107)		$1,268,000
Expired	$8.82	(9,000)		$172,000

Second quarter:
Exercised	$8.05	(25,500)		$792,000
Expired	$15.13	(10,000)		$198,000

Outstanding at June 30, 2007	$8.46	144,543	5.2	$3,822,000	207,100
Exercisable options	$7.51	88,687	3.8	$2,429,000
Options expected to vest	$9.96	55,856	7.6	$1,393,000

Synalloy Corporation
Notes To Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2007

During the second quarter and first six months of 2007, options for 25,500 and 118,607 shares were exercised by employees and directors for an aggregate exercise price of $205,000 and $1,266,000 with the proceeds generated from the repurchase of 1,130 and 32,614 shares from employees and directors totaling $46,000 and $825,000, and cash received of $159,000 and $441,000, respectively. Stock option compensation cost has been charged against income before taxes for the unvested options of approximately $19,000 and $38,000 for the three and six months ended June 30, 2007, respectively, and the three and six months ended July 1, 2006, respectively. As of June 30, 2007, there was $196,000 of total unrecognized compensation cost related to non-vested stock options granted under the Company's stock option plans which is expected to be recognized over a period of 3 years.

On February 8, 2007, the Board of Directors of the Company approved stock grants under the Company’s 2005 Stock Awards Plan, which was approved by shareholders at the April 28, 2005 Annual Meeting. On February 12, 2007, 22,510 shares were granted under the Plan to certain management employees of the Company. The stock awards vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant. In order for the awards to vest, the employee must be in the continuous employment of the Company since the date of the award. Any portion of an award that has not vested will be forfeited upon termination of employment. The Company may terminate any portion of the award that has not vested upon an employee’s failure to comply with all conditions of the award or the Plan. Shares representing awards that have not yet vested will be held in escrow by the Company. An employee is not entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable. Compensation expense totaling $563,000, before income taxes of approximately $203,000, is being recorded against earnings equally over the following 60 months from the date of grant with the offset recorded in Shareholders’ Equity. Approximately $28,000 and $43,000 of compensation cost has been charged against income before taxes for the three and six months ended June 30, 2007, respectively. As of June 30, 2007, there was $520,000 of total unrecognized compensation cost related to non-vested stock grants which is expected to be recognized over a period of 5 years.

NOTE 4--INCOME TAXES

The Company has adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes”, at the beginning of fiscal year 2007. As a result of the implementation the Company recognized a $995,000 decrease to reserves for uncertain tax positions. This decrease was accounted for as an adjustment to the beginning balance of retained earnings on the Balance Sheet. Including the cumulative effect decrease, at the beginning of 2007, the Company had approximately $350,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters and substantially all material state and local income tax matters for years through 2002. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $93,000 accrued for interest and $0 accrued for penalties at June 30, 2007. The lower income tax rate used in 2007 verses 2006 resulted from an increase in permanent differences reducing taxable income in 2007 compared to taxable income for 2006.

Synalloy Corporation
Notes To Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2007

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

NOTE 6--SEGMENT INFORMATION

	Three Months Ended		Year to Date
	Jun 30, 2007	Jul 1, 2006	Jun 30, 2007	Jul 1, 2006
Net sales
Specialty Chemicals Segment	$11,619,000	$12,545,000	$24,063,000	$25,433,000
Metals Segment	32,322,000	24,184,000	64,276,000	47,459,000

	$43,941,000	$36,729,000	$88,339,000	$72,892,000

Segment income
Specialty Chemicals Segment	$527,000	$787,000	$1,134,000	$1,588,000
Metals Segment	5,354,000	2,292,000	10,974,000	3,412,000
	5,881,000	3,079,000	12,108,000	5,000,000
Unallocated expenses
Corporate	709,000	527,000	1,461,000	988,000
Plant relocation costs	0	0	0	213,000
Interest expense	262,000	200,000	471,000	347,000
Other (income) expense	(1,000)	0	(2,000)	(1,000)

Income before income taxes	$4,911,000	$2,352,000	$10,178,000	$3,453,000

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

Synalloy Corporation
Notes To Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2007

NOTE 8—RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (SFAS 159). SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007, and is effective for the Company on December 30, 2007. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value that are not currently required to be measured at fair value. Accordingly, companies would then be required to report unrealized gains and losses on these items in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the Company beginning in fiscal year 2008 and is not expected to have a significant impact on the Company’s financial statements.

Synalloy Corporation

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion of certain significant factors that affected the Company during the three and six months ended June 30, 2007.

Consolidated sales for the second quarter were $43,941,000, increasing 20 percent compared to the same period one year ago.  The Company generated a 113 percent increase in consolidated net income for the second quarter 2007 to $3,196,000, or $.50 per share compared to net earnings of $1,498,000, or $.24 per share on sales of $36,729,000 in 2006. The Company generated a 206 percent increase in net earnings for the first six months of 2007 of $6,721,000, or $1.06 per share, on a 21 percent sales increase to $88,339,000, compared to net earnings of $2,196,000, or $.35 per share on sales of $72,892,000 in the first six months of 2006.

The Specialty Chemicals Segment experienced declines in sales of seven percent and five percent and operating income of 33 percent and 29 percent in the second quarter and first six months of 2007, respectively, over the same periods last year. The decline in sales and operating income was experienced at all of the Segment’s locations resulting from softening in demand for most of the Segment’s products and the timing of production of certain contract products. The volume decline created negative manufacturing variances that impacted profits throughout the first six months.  The new line of fire retardant products did not produce the level of sales expected in the second quarter but management remains confident that the sales will accelerate over the balance of 2007.

The Metals Segment’s sales increased 33 percent and 35 percent for the second quarter and first six months of 2007, respectively, from the same periods a year earlier.  The sales increases resulted from 73 percent and 63 percent increases in average selling prices for the quarter and six months, partially offset by 23 percent and 17 percent declines in unit volumes, respectively, compared to the same periods last year.  Operating income increased 135 percent to $5,354,000 for the second quarter and 222 percent to $10,974,000 for the first six months of 2007 compared to the same periods last year.  The Segment has benefited throughout the first six months from a change in product mix to larger pipe sizes, higher-priced alloys and a larger proportion of non-commodity products, combined with higher costs of stainless steel, including surcharges, in the first six months of 2007 compared to the same period in 2006, causing the increase in selling prices realized in the second quarter and first six months.  The change in product mix is the result of the successful development of business from LNG, biofuels and electric utility scrubber projects.  Most of the products produced for these markets are subject to more stringent specifications including 100 percent x-ray of the weld seams.  In addition, some of these non-commodity products are made from expensive alloys and are more difficult to produce.  Accordingly, their cost and sales price is much higher than commodity products.  An increase in specialty pipe unit volume was more than offset by lower unit volume of commodity pipe which was impacted by an increase in imports, primarily from China, and a decline in distributors’ sales resulting from a combination of their reducing inventories and an easing of end use demand.  The change in product mix along with increased efficiencies from new equipment contributed significantly to the increase in operating income realized in the second quarter and first six months.  Part of the improved profits resulted from the increase in stainless prices including surcharges.  Surcharges are assessed each month by the stainless steel producers to cover the change in their costs of certain raw materials.  The Company, in turn, passes on the surcharge in the sales prices charged to its customers.  Under the Company’s first-in-first-out inventory method, cost of goods sold includes surcharges in effect three or more months prior to the month of sale. Accordingly, if surcharges are in an upward trend, reported profits will benefit.  Conversely, when surcharges go down, profits are reduced.  During the second quarter and first six months of 2007, the Segment continued to experience the upward trend in surcharges experienced in the third and fourth quarters of 2006.  As a result,

Synalloy Corporation

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

surcharges were significantly higher in the second quarter and first six months than they were in the same periods of 2006 with an accompanying significant benefit to profits.  Piping systems’ backlog increased to $62,200,000 at the end of the second quarter of 2007 compared to $22,100,000 at the end of the second quarter of 2006.

Consolidated selling and administrative expense for the second quarter and first six months of 2007 increased $422,000, or 16 percent, and $1,017,000, or 19 percent, respectively, from the same periods of 2006.  This expense category was seven percent of sales for the both the second quarter of 2007 and 2006.  For the first six months, these expenses were seven percent of sales for 2007 and eight percent of sales for 2006.  The increase resulted primarily from higher profit-based incentives for management.  In the first quarter of 2006, the Company completed the relocation of Organic Pigments’ operations from Greensboro, NC to Spartanburg. A $213,000 loss was recorded for the move in the first quarter of 2006.

Cash provided from operations of $4,690,000 in the first six months of 2007 was offset by $2,376,000 in purchases of property, plant and equipment, a reduction of long-term debt of $1,861,000 and the payment of a $927,000 cash dividend.  The Company expects that cash flows for the remainder of the year and available borrowings will be sufficient to make debt payments, and fund estimated capital expenditures and normal operating requirements anticipated over the last six months of 2007.

Demand for many of the Specialty Chemicals Segment’s products improved over the last part of June and into July, indicating an improvement in market conditions and the Segment is beginning to see results from several new products developed earlier this year.  In addition, management is anticipating an increase in orders from a significant contract customer in the third quarter after experiencing lower than normal activity in the first six months. The Consumer Product Safety Commission Mattress Flammability Legislation became effective July 1, 2007, and products manufactured after that date must be compliant.  While sales of our fire retardants products have been slower than expected, demand for our products is increasing steadily as manufacturers are beginning to implement the new regulations, many of which are beginning to utilize our products.  Fire retardant products are also being supplied to a producer of unique commercial and residential insulation products that are cotton based.  The Chemicals Segment is now positioned to ramp up production at both of its sites to meet the anticipated demands of these customers over the next two quarters.  All of these factors provide the opportunity for the Segment to improve profits for the remainder of 2007 over the first six months.

The significant decline in nickel prices in recent weeks will result in lower stainless steel surcharges in August and September.  This will cause distributors to delay purchases as much as possible to get the lower prices.  The volatility of nickel prices makes it impossible to know the level of surcharges beyond September.  These factors add uncertainty to the performance of commodity pipe during the third quarter of 2007.  However, we believe their impact on profitability will be mitigated because of the significant growth in project business, larger diameter and higher-priced alloy pipe business, most of which are subject to fixed pricing.  Piping systems’ record backlog, of which management expects about 80 percent to be completed over the next 12 months, should continue to provide a much higher level of sales and profits for piping systems over the balance of 2007 compared to the same period last year.  Management’s optimism about the piping systems business is further enhanced due to the large dollar amount of projects we expect to bid during the balance of 2007.  With over 85 percent of the backlog coming from energy and wastewater treatment projects, management is confident that it has positioned the Metals Segment to benefit from the long term growth of these areas.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter ended June 30, 2007, the Registrant issued shares of common stock to the following classes of persons upon the exercise of options issued pursuant to the Registrant's 1998 Stock Option Plan. Issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering.

Date Issued	Class of Purchasers	Number of Shares Issued	Aggregate Exercise Price

4/05/2007	Officers and employees	1,500	$6,975
4/30/2007	Officers and employees	11,000	122,125
4/30/2007	Directors	1,500	22,688
5/17/2007	Officers and employees	4,000	18,600
5/31/2007	Officers and employees	2,000	9,300
6/19/2007	Officers and employees	5,500	25,575
		25,500	$205,263

Issuer Purchases of Equity Securities			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as Part of	that may yet be
Quarter		Average	Publicly Announced	Purchased Under
Ended 2007	Total Number	Price Paid	Plans	the Plans
for the Period	of Shares (1)	per Share (1)	or Programs	or Programs
4-1 to 4-28	-	-	-	-
4-29 to 5-26	1,130	$41.13	-	-
5-27 to 6-30	-	-	-	-
Total	1,130	$41.13	-	-

(1) This column reflects the surrender of previously owned shares of common stock to pay the exercise price in connection with the exercise of stock options.

Synalloy Corporation

Item 4. Submission of Matters to a Vote of Security Holders.

A.	The Annual Meeting of Shareholders was held April 26, 2007 at the Company's corporate headquarters, Spartanburg, South Carolina.
B.	The following individuals were elected as directors at the Annual Meeting:
	Name	Votes For	Votes Withheld
	Sibyl N. Fishburn	5,661,681	23,656
	James G. Lane, Jr.	5,376,403	308,934
	Ronald H. Braam	5,667,268	8,069
	Craig C. Bram	5,667,962	7,375
	Carroll D. Vinson	5,574,587	110,750
	Murray H. Wright	5,675,488	9,849

Item 6. Exhibits
The following exhibits are included herein:
31	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32	Certifications Pursuant to 18 U.S.C. Section 1350

Synalloy Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNALLOY CORPORATION
(Registrant)

Date: August 7, 2007	By:	/s/ Ronald H. Braam
Ronald H. Braam
President and Chief Executive Officer

Date: August 7, 2007	By:	/s/ Gregory M. Bowie
Gregory M. Bowie
Vice President Finance and Chief Financial Officer