Form 10-Q
period 2007-09-29
SYNALLOY CORP
filed 2007-11-13
CIK 95953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2007

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
Yes __    No X

The number of shares outstanding of the registrant's common stock as of November 7, 2007 was 6,237,305.

Synalloy Corporation

Index

 PART I.                      FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Condensed consolidated balance sheets – September 29, 2007 and December 30, 2006
Condensed consolidated statements of income - Three and nine months ended September 29, 2007 and September 30, 2006
Condensed consolidated statements of cash flows - Nine months ended September 29, 2007 and September 30, 2006
Notes to condensed consolidated financial statements – September 29, 2007
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Market Risk
Item 4.	Controls and Procedures

PART II.                      OTHER INFORMATION

Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6.	Exhibits
Signatures and Certifications

PART I: FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Synalloy Corporation
Condensed Consolidated Balance Sheets	Sep 29, 2007	Dec 30, 2006
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$26,156	$21,413
Accounts receivable, less allowance
for doubtful accounts	26,737,465	22,428,829
Inventories
Raw materials	13,602,511	17,361,355
Work-in-process	18,961,204	13,323,868
Finished goods	13,497,894	10,860,239
Total inventories	46,061,609	41,545,462

Income taxes receivable	308,097	-
Deferred income taxes	2,333,000	1,793,000
Prepaid expenses and other current assets	319,659	307,740
Total current assets	75,785,986	66,096,444

Cash value of life insurance	2,759,565	2,723,565
Property, plant & equipment, net of accumulated
depreciation of $40,209,000 and $37,898,000	20,188,283	18,951,820
Deferred charges and other assets	1,536,752	1,585,337
Total assets	$100,270,586	$89,357,166

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$466,667	$466,667
Accounts payable	12,697,174	11,775,703
Accrued expenses	8,555,748	6,043,750
Current portion of environmental reserves	259,609	226,053
Income taxes payable	-	1,200,198
Total current liabilities	21,979,198	19,712,371

Long-term debt	17,771,236	17,731,431
Environmental reserves	616,000	616,000
Deferred compensation	427,399	470,212
Deferred income taxes	2,528,000	3,700,000

Shareholders' equity
Common stock, par value $1 per share - authorized
12,000,000 shares; issued 8,000,000 shares	8,000,000	8,000,000
Capital in excess of par value	485,820	56,703
Retained earnings	63,969,108	54,921,022
Less cost of Common Stock in treasury:
1,762,695 and 1,864,433 shares	(15,506,175)	(15,850,573)
Total shareholders' equity	56,948,753	47,127,152
Total liabilities and shareholders' equity	$100,270,586	$89,357,166
Note: The balance sheet at December 30, 2006 has been derived from the audited consolidated financial statements at that date.
See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Income

(Unaudited)	Three Months Ended		Nine Months Ended
	Sep 29, 2007	Sep 30, 2006	Sep 29, 2007	Sep 30, 2006

Net sales	$51,515,183	$39,096,599	$139,854,448	$111,988,579

Cost of goods sold	44,539,138	32,887,726	115,745,273	96,511,481

Gross profit	6,976,045	6,208,873	24,109,175	15,477,098

Selling, general and administrative
expense	3,041,844	2,810,061	9,527,861	8,279,233
Gain from sale of property and plant	-	(595,600)	-	(595,600)

Operating income	3,934,201	3,994,412	14,581,314	7,793,465

Other (income) and expense
Interest expense	363,644	182,600	834,816	529,542
Other, net	(203)	(32)	(1,777)	(621)

Income before income taxes	3,570,760	3,811,844	13,748,275	7,264,544

Provision for income taxes	1,311,000	1,403,000	4,768,000	2,660,000

Net income	$2,259,760	$2,408,844	$8,980,275	$4,604,544

Net income per common share:
Basic	$.36	$.39	$1.45	$.75

Diluted	$.36	$.39	$1.42	$.74

Average shares outstanding
Basic	6,236,263	6,127,077	6,203,083	6,119,582
Dilutive effect from stock
options and grants	110,989	115,951	112,691	111,678
Diluted	6,347,252	6,243,028	6,315,774	6,231,260

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)	Nine Months Ended
	Sep 29, 2007	Sep 30, 2006
Operating activities
Net income	$8,980,275	$4,604,544
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation expense	2,311,000	2,199,535
Amortization of deferred charges	41,193	41,193
Deferred income taxes	(717,000)	(500,000)
Utilization of unrecognized tax benefit	(172,000)	-
Provision for losses on accounts receivable	567,562	360,519
Gain on sale of property, plant and equipment	-	(602,350)
Cash value of life insurance	(36,000)	(36,000)
Environmental reserves	33,556	95,854
Issuance of treasury stock for director fees	74,989	81,226
Employee stock option and grant compensation	127,721	56,718
Changes in operating assets and liabilities:
Accounts receivable	(4,876,198)	(1,354,108)
Inventories	(4,516,147)	(7,126,741)
Other assets and liabilities	(47,340)	(172,270)
Accounts payable	921,471	2,980,993
Accrued expenses	2,511,998	143,235
Income taxes payable	(1,336,295)	(157,320)

Net cash provided by operating activities	3,868,785	615,028

Investing activities
Purchases of property, plant and equipment	(3,547,463)	(2,487,242)
Proceeds from sale of property, plant and equipment	-	817,980
Proceeds from note receivable	-	400,000

Net cash used in investing activities	(3,547,463)	(1,269,262)

Financing activities
Net proceeds from long-term debt	39,805	586,607
Dividends paid	(927,189)	-
Capital contributed	20,340	-
Proceeds from exercised stock options	550,465	65,808

Net cash (used in) provided by financing activities	(316,579)	652,415

Increase (decrease) in cash and cash equivalents	4,743	(1,819)
Cash and cash equivalents at beginning of period	21,413	2,379

Cash and cash equivalents at end of period	$26,156	$560

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Notes To Condensed Consolidated Financial Statements
(Unaudited)
September 29, 2007

NOTE 1-- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 29, 2007, are not necessarily indicative of the results that may be expected for the year ending December 29, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended December 30, 2006.

NOTE 2--INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.

NOTE 3--STOCK OPTIONS AND EMPLOYEE STOCK GRANTS

The Company has three stock option plans in effect at September 29, 2007. A summary of plan activity for 2007 is as follows:

	Weighted		Weighted
	Average		Average	Intrinsic
	Exercise	Options	Contractual	Value of	Options
	Price	Outstanding	Term	Options	Available
Outstanding at			(in years)
December 30, 2006	$9.64	282,150	4.1	$2,512,000	207,100

Third quarter:
Exercised	7.95	(13,800)		339,152

Nine Months:
Exercised	10.39	(132,407)		2,400,000
Expired	12.14	(19,000)		369,730

Outstanding at
September 29, 2007	$8.51	130,743	4.9	$1,646,085	207,100
Exercisable options	$7.79	87,289	3.7	$1,162,007
Options expected to vest	$9.96	43,454	7.4	$484,078

Synalloy Corporation
Notes To Condensed Consolidated Financial Statements (Unaudited)
September 29, 2007

During the third quarter and first nine months of 2007, options for 13,800 and 132,407 shares were exercised by employees and directors for an aggregate exercise price of $110,000 and $1,375,000.  For the first nine months of 2007, proceeds generated from the repurchase of 32,614 shares from employees and directors totaled $825,000.  There were no share repurchases during the third quarter of 2007.  As a result of stock option transactions during the third quarter and first nine months of 2007, the Company received cash of approximately $110,000 and $550,000, respectively. Stock option compensation cost has been charged against income before taxes for the unvested options of approximately $19,000 and $57,000 for the three and nine months ended September 29, 2007, respectively, and the three and nine months ended September 30, 2006, respectively. As of September 29, 2007, there was $177,000 of total unrecognized compensation cost related to non-vested stock options granted under the Company's stock option plans which is expected to be recognized over a period of 2.25 years.

On February 8, 2007, the Board of Directors of the Company approved stock grants under the Company’s 2005 Stock Awards Plan, which was approved by shareholders at the April 28, 2005 Annual Meeting. On February 12, 2007, 22,510 shares were granted under the Plan to certain management employees of the Company. The stock awards vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant. In order for the awards to vest, the employee must be in the continuous employment of the Company since the date of the award. Any portion of an award that has not vested will be forfeited upon termination of employment. The Company may terminate any portion of the award that has not vested upon an employee’s failure to comply with all conditions of the award or the Plan. Shares representing awards that have not yet vested will be held in escrow by the Company. An employee is not entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable. Compensation expense totaling $563,000, before income taxes of approximately $203,000, is being recorded against earnings equally over the following 60 months from the date of grant with the offset recorded in Shareholders’ Equity. Approximately $28,000 and $71,000 of compensation cost has been charged against income before taxes for the three and nine months ended September 29, 2007, respectively. As of September 29, 2007, there was $492,000 of total unrecognized compensation cost related to non-vested stock grants which is expected to be recognized over a period of 4.25 years.

NOTE 4--INCOME TAXES

The Company has adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes”, at the beginning of fiscal year 2007. As a result of the implementation the Company recognized a $995,000 decrease to reserves for uncertain tax positions. This decrease was accounted for as an adjustment to the beginning balance of retained earnings on the Balance Sheet. Including the cumulative effect decrease, at the beginning of 2007, the Company had approximately $350,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. During the third quarter of 2007, the Company recognized $172,000 of these benefits or $.03 per share, leaving $178,000 accrued at September 29, 2007. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters and substantially all material state and local income tax matters for years through 2002. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $76,000 accrued for interest and $0 accrued for penalties at September 29, 2007. The Company provided income taxes at an effective tax rate of 34.7 percent in the first nine months of 2007 compared to 36.6 percent in the same period last year.  The lower income tax rate resulted from recognizing tax benefits and an increase in permanent differences which reduced taxable income in 2007 compared to taxable income for 2006.

Synalloy Corporation
Notes To Condensed Consolidated Financial Statements (Unaudited)
September 29, 2007

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

NOTE 6--SEGMENT INFORMATION

	THREE MONTHS ENDED		NINE MONTHS ENDED
	Sep 29, 2007	Sep 30, 2006	Sep 29, 2007	Sep 30, 2006

Net sales
Specialty Chemicals Segment	$14,982,000	$12,725,000	$39,045,000	$38,158,000
Metals Segment	36,533,000	26,372,000	100,809,000	73,831,000
	$51,515,000	$39,097,000	$139,854,000	$111,989,000
Operating income
Specialty Chemicals Segment	$1,106,000	$647,000	$2,239,000	$2,235,000
Metals Segment	3,477,000	3,308,000	14,451,000	6,720,000
	4,583,000	3,955,000	16,690,000	8,955,000
Unallocated expenses
Corporate	648,000	556,000	2,109,000	1,545,000
Plant relocation costs	-	-	-	213,000
Gain from sale of plant & property	-	(596,000)	-	(596,000)
Interest and debt expense	364,000	183,000	835,000	529,000
Other income	-	-	(2,000)	(1,000)

Income before income taxes	$3,571,000	$3,812,000	$13,748,000	$7,265,000

NOTE 7--SALE OF ASSETS

The Company completed the movement of Organic Pigments’ operations from Greensboro, NC to Spartanburg, SC in the first quarter of 2006, recording plant relocation costs of $213,000 in administrative expense in the first quarter of 2006. The Greensboro plant was closed at the end of the first quarter of 2006 and sold for a pre-tax gain of approximately $596,000 in the third quarter of 2006.

Synalloy Corporation
Notes To Condensed Consolidated Financial Statements (Unaudited)
September 29, 2007

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

Synalloy Corporation
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion of certain significant factors that affected the Company during the three and nine months ended September 29, 2007.

Consolidated sales for the third quarter were $51,515,000, increasing 32 percent compared to the same period one year ago.  The Company’s consolidated net income for the third quarter of 2007 decreased six percent to $2,260,000, or $.36 per share compared to net earnings of $2,409,000, or $.39 per share on sales of $39,097,000 in 2006. The Company generated a 95 percent increase in net earnings for the first nine months of 2007 of $8,980,000, or $1.42 per share, on a 25 percent sales increase to $139,854,000, compared to net earnings of $4,605,000, or $.74 per share on sales of $111,989,000 in the first nine months of 2006. Included in net earnings in the third quarter and first nine months of 2006 was an after tax gain from the sale of property and plant of $378,000, or $.06 per share. Without the gain, the Company experienced 11 percent and 112 percent increases in net earnings for the quarter and first nine months, respectively, over the same periods last year.

The Specialty Chemicals Segment achieved increases in sales and operating income of 18 percent and 71 percent, respectively, in the third quarter of 2007 compared to the third quarter of 2006. For the first nine months of 2007, the Segment experienced an increase in sales of two percent and operating income was up slightly over the same period last year. The majority of the increases in third quarter revenues and profits came from contract manufacturing. In addition, the Segment’s basic manufacturing operations performed well for the quarter resulting from a much improved demand for most of the Segment’s products. The new line of fire retardant products continued to show progress but remains below expected levels. The combination of poor consumer demand for mattresses reflecting the decline in the housing industry, coupled with some mattress manufacturers utilizing fiber solutions with inherent fire retardant properties instead of chemical treatment to comply with the fire retardant regulations has led to the slow sales growth.

The Metals Segment achieved outstanding sales increases of 39 percent and 37 percent for the third quarter and first nine months of 2007, respectively, from the same periods a year earlier. The increases resulted from a 70 percent and 65 percent increase in average selling prices for the quarter and nine months, respectively, partially offset by a 19 percent and 17 percent decline in unit volumes, respectively, compared to the same periods last year. Operating income increased five percent in the third quarter and 115 percent for the first nine months of 2007 compared to the same periods last year. The decrease in Segment unit volumes during the third quarter resulted from a 41 percent decline in pipe sales partially offset by much higher piping systems unit volume compared to a year earlier. The big unit volume decrease in pipe sales resulted primarily from significant declines in stainless steel surcharges in August, September and October which caused distributors to delay purchases as much as possible to get the lower prices. There also was evidence of somewhat weaker end use demand for commodity pipe as the third quarter progressed. The unit volume decline in the nine months was also the result of lower pipe sales partially offset by higher piping systems sales. The huge increases in average selling prices in the three and nine months resulted partly from higher stainless steel surcharges in 2007 compared to 2006. Importantly, also contributing to the increase was accomplishing our objective of expanding into markets that require larger pipe sizes, higher-priced alloys, larger proportions of non-commodity products, and products fabricated by piping systems’ operations, allowing us to be less dependent on commodity pipe sales. The change in product mix includes the successful development of business from LNG, waste water and water treatment, biofuels and electric utility scrubber projects. Many of the products produced for these markets are subject to more stringent specifications including 100 percent x-ray of the weld seams. In addition, some of these non-commodity products are made from expensive alloys and are more

Synalloy Corporation

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations – Continued

difficult to produce. Accordingly, their cost and sales price are much higher than commodity products. Increased sales of these products led to improved operating income in the quarter and nine months despite the unusually weak commodity pipe results in the latest quarter. Profits resulting from higher stainless steel prices including surcharges made a significant contribution to the increase in operating income in the nine months but only a modest contribution in the quarter compared to comparable periods last year. Piping systems continued to experience the favorable impact of its strong backlog as operating income more than tripled in both the third quarter and nine months of 2007 compared to a year earlier. Piping systems’ backlog continued to grow, reaching another record level of $66,800,000 at the end of the third quarter of 2007 compared to $34,200,000 at the end of the third quarter of 2006.

Consolidated selling and administrative expense for the third quarter and first nine months of 2007 increased $232,000, or eight percent, and $1,249,000, or 15 percent, respectively, from the same periods of 2006.  This expense category was six percent of sales for the third quarter of 2007 and seven percent of sales for the third quarter of 2006.  For the first nine months, these expenses were seven percent of sales for both 2007 and 2006.  The third quarter increase was comprised of higher salaries and wages, including related employee benefits, bad debt expense and stock grant compensation costs.  In addition to these items, selling and administrative expenses increased for the first nine months of 2007 when compared to 2006 due primarily to higher profit-based incentives for management partially offset by a $213,000 loss on the relocation of Organic Pigment’s operations to Spartanburg which was recorded during the first quarter of 2006.

The Company completed the relocation of Organic Pigments’ operations from Greensboro, NC to Spartanburg in the first quarter of 2006. The Greensboro plant was sold in August of 2006 for a sales price of $811,000 and a pre-tax gain of approximately $596,000 was recorded in the third quarter of 2006. Interest expense for the three and nine months ending September 29, 2007 increased $181,000 and $305,000, respectively, from the same periods in the prior year due to higher average debt levels for 2007 compared to 2006.

The Company provided income taxes at an effective tax rate of 34.7 percent in the first nine months of 2007 compared to 36.6 percent in the same period last year.  The lower income tax rate resulted from recognizing tax benefits and an increase in permanent differences which reduced taxable income in 2007 compared to taxable income for 2006.

Cash provided from operations was $3,869,000 for the first nine months of 2007.  This amount, combined with proceeds from the exercise of stock options of $550,000, was almost entirely offset by $3,547,000 in purchases of property, plant and equipment and the payment of a $927,000 cash dividend.  The Company expects that cash flows for the remainder of the year and available borrowings will be sufficient to make debt payments, and fund estimated capital expenditures and normal operating requirements anticipated over the last three months of 2007.

Demand during the third quarter of 2007 for many of the Specialty Chemicals Segment’s products continued the improvement experienced over the last half of the second quarter as market conditions continue to be favorable, and the Segment is experiencing positive results from several new products developed earlier this year. In addition, management is anticipating the continuation of orders in the fourth quarter that began in the third quarter from a significant contract customer after experiencing lower than normal activity in the first six months. Management continues to believe that we have a low-cost fire retardant product line and with the price of inherent fire retardant fibers escalating, chemical solutions should become more attractive; however, revenues are growing at a slower rate than originally expected.

Synalloy Corporation
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations – Continued

All of these factors provide the opportunity for the Segment to improve profits in the fourth quarter of 2007 over the fourth quarter of 2006, and provide positive momentum into the first half of 2008.

The significant decline in nickel prices that led to lower surcharges on stainless steel in the third quarter of 2007 ended, at least temporarily, as nickel prices have increased more than 20 percent from the lows in mid August. Stainless steel surcharges, which are determined two months in advance of when they become effective, increased in November from the lows in October and based on current nickel prices will increase again in December. Although the volatility of nickel prices over the past few months continues to negatively impact commodity pipe sales, the recent price increases should improve distributor demand before the end of the year. However, the volatility of nickel prices makes it impossible to know whether the positive trend in surcharges will continue. These factors add uncertainty to the performance of commodity pipe during the fourth quarter of 2007. The favorable experience realized by our non-commodity business in the third quarter leads us to believe that the negative impact on profitability from commodity pipe will be mitigated because of our significant project business, larger diameter and higher-priced alloy pipe business, most of which are subject to fixed pricing. Piping systems’ record backlog, of which management expects about 80 percent to be completed over the next 12 months, should continue to provide a much higher level of sales and profits for piping systems in the fourth quarter of 2007 compared to the same period last year. Management continues to be optimistic about the piping systems business due to the large dollar amount of projects we expect to bid during future months. With over 90 percent of the backlog coming from energy and water and wastewater treatment projects, management is confident that it has positioned the Metals Segment to benefit from the long-term growth of these areas.

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

Item 3. Market Risk

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

Item 1A. Risk Factors

There has been no material change in the risk factors as previously disclosed in the Company’s Form 10-K filed for the period ended December 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter ended September 29, 2007, the Registrant issued shares of common stock to the following classes of persons upon the exercise of options issued pursuant to the Registrant's 1998 Stock Option Plan. Issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering.

		Number of Shares	Aggregate Exercise
Date Issued	Class of Purchasers	Issued	Price

7/2/2007	Officers and employees	9,000	$87,430
7/16/2007	Officers and employees	4,800	22,320
		13,800	$109,750

Item 6. Exhibits
The following exhibits are included herein:
31	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32	Certifications Pursuant to 18 U.S.C. Section 1350

Synalloy Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNALLOY CORPORATION
(Registrant)

Date: November 12, 2007	By:	/s/ Ronald H. Braam
Ronald H. Braam
President and Chief Executive Officer

Date: November 12, 2007	By:	/s/ Gregory M. Bowie
Gregory M. Bowie
Vice President Finance and Chief Financial Officer