Form 10-K
period 2007-12-29
SYNALLOY CORP
filed 2008-03-12
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
Form 10-K
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 29, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
    Large accelerated Filer __                 Accelerated filer X                           Non-accelerated filer __    Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes __    No X

Based on the closing price as of June 29, 2007, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $196.6 million. Based on the closing price of February 25, 2008, the aggregate market value of common stock held by non-affiliates of the registrant was $73.4 million. The registrant did not have any non-voting common equity outstanding at either date.

The number of shares outstanding of the registrant's common stock as of February 25, 2008 was 6,242,741.
Documents Incorporated By Reference
Portions of the proxy statement for the 2008 annual shareholders' meeting are incorporated by reference into Part III of this Form 10-K.

Synalloy Corporation
Form 10-K for Period Ended December 29, 2007

Forward-Looking Statements

This Annual Report on Form 10-K includes and incorporates by reference "forward-looking statements" within the meaning of the securities laws. All statements that are not historical facts are "forward-looking statements." The words "estimate," "project," "intend," "expect," "believe," "anticipate," "plan," "outlook" and similar expressions identify forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions, the impact of competitive products and pricing, product demand and acceptance risks, raw material and other increased costs, raw materials availability, customer delays or difficulties in the production of products, environmental issues, unavailability of debt financing on acceptable terms and exposure to increased market interest rate risk, inability to comply with covenants and ratios required by our debt financing arrangements and other risks detailed from time-to-time in Synalloy's Securities and Exchange Commission filings. Synalloy Corporation assumes no obligation to update any forward-looking information included in this Annual Report on Form 10-K.

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

The Company’s business is divided into two segments, the Metals Segment and the Specialty Chemicals Segment. The Metals Segment, operating as Bristol Metals, LLC (“Bristol”), manufactures pipe and piping systems from stainless steel and other alloys for the chemical, petrochemical, pulp and paper, mining, power generation (including nuclear), wastewater treatment, liquid natural gas, brewery, food processing, petroleum, pharmaceutical and other industries. The Specialty Chemicals Segment is comprised of four operating companies: Blackman Uhler Specialties, LLC (“BU Specialties”), Organic Pigments, LLC (“OP”) and SFR, LLC (“SFR”), all located in Spartanburg, South Carolina, and Manufacturers Chemicals, LLC (“MC”), located in Cleveland, Tennessee and Dalton, Georgia. The Specialty Chemicals Segment produces specialty chemicals, pigments and dyes for the carpet, chemical, paper, metals, photographic, pharmaceutical, agricultural, fiber, paint, textile, automotive, petroleum, cosmetics, mattress, furniture and other industries.

General

Metals Segment – This Segment is comprised of a wholly-owned subsidiary, Synalloy Metals, Inc. which owns 100 percent of Bristol Metals, LLC, located in Bristol, Tennessee.

Bristol manufactures welded pipe, primarily from stainless steel, but also from other corrosion-resistant metals. Pipe is produced in sizes from one-half inch to 120 inches in diameter and wall thickness up to one inch. Sixteen-inch and smaller pipe is made on equipment that forms and welds the pipe in a continuous process. Pipe larger than sixteen inches is formed on presses or rolls and welded on batch welding equipment. Pipe is normally produced in standard 20-foot lengths. However, Bristol has unusual capabilities in the production of long length pipe without circumferential welds. This can reduce installation cost for the customer. Lengths up to 60 feet can be produced in sizes up to sixteen inches in diameter. In larger sizes Bristol has a unique ability among domestic producers to make 48-foot lengths in sizes up to 36 inches. In 2004 Bristol added the ability to x-ray pipe in real time mode along with updated material handling equipment, and during 2006 completed an expansion of its x-ray facilities which allows simultaneous use of real time and film examination. These additions have significantly increased the efficiency of x-raying pipe. In 2005 Bristol also expanded its capabilities for forming large pipe on its existing batch equipment giving Bristol the capability to produce 36-inch diameter pipe in 48-foot lengths and with increased wall thickness of up to one inch. Also included in the expansion was the addition of a shear that has the capacity of shearing stainless steel plate up to one-inch thick.  Bristol completed plant expansions in 2006 and 2007 that allow the manufacture of pipe up to 42 inches in diameter utilizing more readily available raw materials at lower costs along with automated hydro-testing equipment for pipe up to 72 inches, to provide improved product handling and additional space for planned equipment additions.

A significant amount of the pipe produced is further processed into piping systems that conform to engineered drawings furnished by the customers. This allows the customer to take advantage of the high quality and efficiency of Bristol's fabrication shop rather than performing all of the welding at the construction site. The pipe fabrication shop can make one and one-half diameter cold bends on one-half inch through eight-inch stainless pipe with thicknesses up through schedule 40S. Most piping systems are produced from pipe manufactured by Bristol.

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

This Segment's products are used principally by customers requiring materials that are corrosion-resistant or suitable for high-purity processes. The largest users are the chemical, petrochemical, pulp and paper and liquid natural gas ("LNG") industries with some other important industry users being mining, power generation (including nuclear), wastewater treatment, brewery, food processing, petroleum, pharmaceutical and alternative fuels.

Specialty Chemicals Segment – This Segment includes four operating companies, all of which are wholly-owned subsidiaries of the Company. BU Specialties, OP, and SFR operate out of a plant in Spartanburg, South Carolina, which is fully licensed for chemical manufacture and maintains a permitted waste treatment system. Manufacturers Soap and Chemical Company, which owns 100 percent of MC is located in Cleveland, Tennessee and Dalton, Georgia and is fully licensed for chemical manufacture. The Segment produces specialty chemicals, pigments and dyes for the carpet, chemical, paper, metals, photographic, pharmaceutical, agricultural, fiber, paint, textile, automotive, petroleum, cosmetics, mattress, furniture and other industries.

MC, which was purchased by the Company in 1996, produces over 500 specialty formulations and intermediates for use in a wide variety of applications and industries. MC’s primary product lines focus on the areas of defoamers, surfactants and lubricating agents. Over 20 years ago, MC began diversifying its marketing efforts and expanding beyond traditional textile chemical markets. These three fundamental product lines find their way into a large number of manufacturing businesses. Over the years, the customer list has grown to include end users and chemical companies that supply paper, metal working, surface coatings, water treatment, mining and janitorial applications.  MC’s strategy has been to focus on industries and markets that have good prospects for sustainability in the U.S. in light of global trends. MC’s marketing strategy relies on sales to end users through its own sales force, but it also sells chemical intermediates to other chemical companies and distributors. It also has close working relationships with a significant number of major chemical companies that outsource their production for regional manufacture and distribution to companies like MC. MC has been ISO registered since 1995.

MC has utilized acquisitions to help further expand its markets. An acquisition in 2000 enabled the Company to enter into the sulfation of fats and oils. These products are used in a wide variety of applications and represent a renewable resource, animal and vegetable derivatives, as alternatives to more expensive and non-renewable petroleum derivatives. In 2001 MC acquired the assets of a Dalton, Georgia based company that serves the carpet and rug markets and also focuses on processing aids for wire drawing. MC Dalton blends and sells specialty dyestuffs and resells heavy chemicals and specialty chemicals manufactured in MC’s Cleveland plant to its markets out of its leased warehousing facility. The Dalton site also contains a shade matching laboratory and sales offices for the group.

BU Specialties’ business activities involve contract production and toll manufacturing for a number of domestic and international chemical companies. It also produces a small but growing number of finished products and intermediates that are marketed by MC and by the Executive Vice President of BU Specialties who spends a substantial amount of his time in sales and service to customers. This location has also focused on markets that are believed to be long-term outlets for its production and capacity. BU Specialties carries out high temperature condensation and sulfates as does MC, but also hydrogenates, methylates, distills, epoxidizes, grinds and spray dries chemicals to its customers’ specifications. The location also is registered for FIFRA regulated agricultural products, and it hammermills, dry blends and conducts precise exothermic reactions. Both the MC and BU Specialties sites have extensive chemical storage and blending capabilities. BU Specialties has produced products that are used in oil refining, automotive applications, cosmetics, agriculture and the paper industry.  Like MC, it is focusing primarily on raw materials and product lines that will rely on renewable vegetable-sourced chemicals for future growth and expansions of its business.

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

In 2003 Synalloy Corporation entered into a Joint Development Agreement with the Felters Group of Spartanburg, South Carolina to pursue the fire retardant market as it relates to mattress and bedding, upholstery, appliance and transportation applications.  Since that time, chemical formulations have been developed for application on a variety of substrates and the Felters Group has directed sales and marketing efforts toward these target markets.  Products have been promoted under the Felters Sleep Safe ™ brand name. The U.S. Consumer Safety Commission Standards for fire retardant properties of mattresses went into effect on July 1, 2007. In the fourth quarter of 2006, SFR was established to oversee the product development, production, quality assurance and technical servicing of the Segment’s fire retardant products for promotion by the Felters Group. The products are being produced at both the MC and BU Specialties locations.  In addition, certain intumescent formulations are being produced by a subcontractor to support the anticipated demand.  This business is currently being supported by one chemist, the V.P. of Operations of MC and one full-time sales employee.

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

Sales and Distribution

Metals Segment – The Metals Segment utilizes separate sales organizations for its different product groups. Stainless steel pipe is sold nationwide under the Brismet trade name through authorized stocking distributors at warehouse locations throughout the country. In addition, large quantity orders are shipped directly from Bristol's plant to end-user customers. Producing sales and providing service to the distributors and end-user customers are the Vice President of Sales, two outside sales employees, five independent manufacturers' representatives and eight inside sales employees. The Metals Segment had one domestic customer (Hughes Supply, Inc.) that accounted for approximately 12, 15 and 11 percent of the Metals Segment’s revenues in 2007, 2006 and 2005, respectively, and approximately ten percent of the Company’s consolidated revenues in 2006. The Segment also had one domestic customer that accounted for approximately 14 percent of the Segment’s revenues in 2006, and less than ten percent for 2007 and 2005. Loss of either of these customers’ revenues would have a material adverse effect on both the Metals Segment and the Company.

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

Specialty Chemicals Segment – Specialty chemicals are sold directly to various industries nationwide by nine full-time outside sales employees and five manufacturers' representatives. In addition, the President and other members of the management team of MC, along with the Executive Vice Presidents of BU Specialties and OP, devote a substantial part of their time to sales. The Specialty Chemicals Segment had one domestic customer that accounted for approximately 13 percent of the Segment’s revenues in 2007, 2006 and 2005. The Segment also had one domestic customer that accounted for approximately ten and 13 percent of the Segment’s revenues in 2007 and 2006, respectively, and less than ten percent in 2005. Loss of either of these customers’ revenues would have a material adverse effect on the Specialty Chemicals Segment.

Competition

Metals Segment – Welded stainless steel pipe is the largest sales volume product of the Metals Segment. Although information is not publicly available regarding the sales of most other producers of this product, management believes that the Company is one of the largest domestic producers of such pipe. This commodity product is highly competitive with eight known domestic producers and imports from many different countries. The largest sales volume among the specialized products comes from fabricating stainless, nickel alloys and chrome alloys piping systems. Management believes the Company is one of the largest producers of such systems. There is also significant competition in the piping systems’ markets with eight known domestic suppliers with similar capabilities as Bristol, along with many other smaller suppliers.

Specialty Chemicals Segment – The Company is the sole producer of certain specialty chemicals manufactured for other companies under processing agreements and also produces proprietary specialty chemicals. The Company's sales of specialty products are insignificant compared to the overall market for specialty chemicals. The market for most of the products is highly competitive and many competitors have substantially greater resources than does the Company. The market for pigments and dyes is highly competitive and the Company has less than ten percent of the market for its products.

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

Research and Development Activities

The Company spent approximately $413,000 in 2007, $312,000 in 2006 and $566,000 in 2005 on research and development activities that were expensed in its Specialty Chemicals Segment. Nine individuals, all of whom are graduate chemists, are engaged primarily in research and development of new products and processes, the improvement of existing products and processes, and the development of new applications for existing products.

Seasonal Nature of the Business

The annual requirements of certain specialty chemicals are produced over a period of a few months as requested by the customers. Accordingly, the sales of these products may vary significantly from one quarter to another.

Backlogs

The Specialty Chemicals Segment operates primarily on the basis of delivering products soon after orders are received. Accordingly, backlogs are not a factor in these businesses. The same applies to commodity pipe sales in the Metals Segment. However, backlogs are important in the Metals Segment's piping systems’ products because they are produced only after orders are received, generally as the result of competitive bidding. Order backlogs for these products were $57,000,000 at the end of 2007, 80 percent of which should be completed in 2008, and $54,900,000 and $20,100,000 at the 2006 and 2005 respective year ends.

Employee Relations

As of December 29, 2007, the Company had 482 employees. The Company considers relations with employees to be satisfactory. The number of employees of the Company represented by unions, all located at the Bristol, Tennessee facility, is 282. They are represented by two locals affiliated with the AFL-CIO and one local affiliated with the Teamsters. Collective bargaining contracts will expire in February 2009, December 2009 and March 2010.

Financial Information about Geographic Areas

Information about revenues derived from domestic and foreign customers is set forth in Note P to the Consolidated Financial Statements.

Available information

The Company electronically files with the Securities and Exchange Commission (SEC) its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its periodic reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the “1934 Act), and proxy materials pursuant to Section 14 of the 1934 Act. The SEC maintains a site on the Internet, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company also makes its filings available, free of charge, through its Web site, www.synalloy.com, as soon as reasonably practical after the electronic filing of such material with the SEC.

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

Product pricing and raw material costs are subject to volatility, both of which may have an adverse effect on our revenues. From time-to-time, intense competition and excess manufacturing capacity in the commodity stainless steel industry have resulted in reduced prices, excluding raw material surcharges, for many of our stainless steel products sold by the Metals Segment. These factors have had and may have an adverse impact on our revenues, operating results and financial condition. Although inflationary trends in recent years have been moderate, during the same period stainless steel raw material costs, including surcharges on stainless steel, have been volatile. While we are able to mitigate some of the adverse impact of rising raw material costs, such as passing through surcharges to customers, rapid increases in raw material costs may adversely affect our results of operations. Surcharges on stainless steel are also subject to rapid declines which can result in similar declines in selling prices causing a possible marketability problem on the related inventory as well as negatively impacting revenues and profitability. While there has been ample availability of raw materials, there continues to be a significant consolidation of stainless steel suppliers throughout the world which could have an impact on the cost and availability of stainless steel in the future. The ability to implement price increases is dependent on market conditions, economic factors, raw material costs, including surcharges on stainless steel, availability of raw materials, competitive factors, operating costs and other factors, most of which are beyond our control. In addition, to the extent that we have quoted prices to customers and accepted customer orders for products prior to purchasing necessary raw materials, or have existing contracts, we may be unable to raise the price of products to cover all or part of the increased cost of the raw materials.

The Specialty Chemicals Segment uses significant quantities of a variety of specialty and commodity chemicals in its manufacturing processes which are subject to price and availability fluctuations. Any significant variations in the cost and availability of our specialty and commodity materials may negatively affect our business, financial condition or results of operations. The raw materials we use are generally available from numerous independent suppliers. However, some of our raw material needs are met by a sole supplier or only a few suppliers. If any supplier that we rely on for raw materials ceases or limits production, we may incur significant additional costs, including capital costs, in order to find alternate, reliable raw material suppliers. We may also experience significant production delays while locating new supply sources. Purchase prices and availability of these critical raw materials are subject to volatility. Some of the raw materials used by this Segment are derived from petrochemical-based feedstock, such as crude oil and natural gas, which have been subject to historical periods of rapid and significant movements in price. These fluctuations in price could be aggravated by factors beyond our control such as political instability, and supply and demand factors, including OPEC production quotas and increased global demand for petroleum-based products. At any given time we may be unable to obtain an adequate supply of these critical raw materials on a timely basis, on price and other terms acceptable, or at all. If suppliers increase the price of critical raw materials, we may not have alternative sources of supply. We selectively pass changes in the prices of raw materials to our customers from time-to-time. However, we cannot always do so, and any limitation on our ability to pass through any price increases could affect our financial performance.

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

Certain of our employees in the Metals Segment are covered by collective bargaining agreements, and the failure to renew these agreements could result in labor disruptions and increased labor costs. We have 282 employees represented by unions at the Bristol, Tennessee facility which is 59 percent of our total employees. They are represented by two locals affiliated with the AFL-CIO and one local affiliated with the Teamsters. Collective bargaining contracts will expire in February 2009, December 2009 and March 2010. Although we believe that our present labor relations are satisfactory, our failure to renew these agreements on reasonable terms as the current agreements expire could result in labor disruptions and increased labor costs, which could adversely affect our financial performance.

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

We may not be able to make changes necessary to continue to be a market leader and an effective competitor. We believe that we must continue to enhance our existing products and to develop and manufacture new products with improved capabilities in order to continue to be a market leader. We also believe that we must continue to make improvements in our productivity in order to maintain our competitive position. When we invest in new technologies, processes, or production capabilities, we face risks related to construction delays, cost over-runs and unanticipated technical difficulties. Our inability to anticipate, respond to or utilize changing technologies could have a material adverse effect on our business and our consolidated results of operations.

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

Our internal controls over financial reporting could fail to prevent or detect misstatements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 1B Unresolved Staff Comments

Not applicable.

Item 2 Properties

The Company operates the major plants and facilities listed below, all of which are in adequate condition for their current usage. All facilities throughout the Company are believed to be adequately insured. The buildings are of various types of construction including brick, steel, concrete, concrete block and sheet metal. All have adequate transportation facilities for both raw materials and finished products. The Company owns all of these plants and facilities, except the dye blending and warehouse facilities located in Dalton, Ga.

Location	Principal Operations	Building Square Feet	Land Acres
Spartanburg, SC	Corporate headquarters; Chemical manufacturing and warehouse facilities	211,000	60.9
Cleveland, TN	Chemical manufacturing and warehousing facilities	115,000	8.6
Bristol, TN	Manufacturing of stainless steel pipe and stainless steel piping systems	275,000	73.1
Dalton, GA	Dye blending and warehouse facilities (1)	32,000	2.0
Augusta, GA	Chemical manufacturing (2)	-	46.0
(1) Leased facility.
(2) Plant was closed in 2001 and all structures and manufacturing equipment have been removed.

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

PART II

Item 5 Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company had 854 common shareholders of record at February 25, 2008. The Company's common stock trades on the NASDAQ Global Market under the trading symbol SYNL. On December 13, 2005, the Company entered into a new credit agreement which allows the payment of dividends replacing the prior facility which prohibited their payment. On February 7, 2008, the Company's Board of Directors voted to pay a $.25 cash dividend which was paid on March 7, 2008. The Company paid a $.15 cash dividend on March 15, 2007. No dividends were paid in 2006. The prices shown below are the high and low sales prices for the common stock for each full quarterly period in the last two fiscal years as quoted on the NASDAQ Global Market.

	2007		2006
Quarter	High	Low	High	Low
1st	$29.98	$18.01	$15.00	$10.38
2nd	47.45	29.50	15.13	11.40
3rd	36.32	17.01	15.40	12.39
4th	23.89	14.79	18.90	13.36

The information required by Item 201(d) of Regulation S-K is set forth under Part III, Item 12 of this Form 10-K.

Unregistered Sales of Equity Securities

Pursuant to the compensation arrangement with directors discussed under Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in this Form 10-K, on April 26, 2007, the Company issued to each of its directors, except Ron Braam, 389 shares of its common stock (an aggregate of 1,945 shares). Such shares were issued to the directors in lieu of $15,000 of their annual cash retainer fees. Issuance of these shares was not registered under the Securities Act of 1933 based on the exemption provided by Section 4(2) thereof because no public offering was involved. During the fourth quarter ended December 29, 2007, the Registrant did not issue or purchase any other shares of common stock.

Neither the Company, nor any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934) on behalf of the Company repurchased any of the Company’s securities during the fourth quarter of 2007.

Item 6 Selected Financial Data
(Dollar amounts in thousands except for per share data)

Selected Financial Data and Other Financial Information

	2007	2006	2005	2004	2003
Operations
Net sales	$178,285	$152,047	$131,408	$101,602	$80,408
Gross profit	28,163	22,724	16,781	13,976	8,389
Selling, general & administrative expense	11,706	10,562	10,369	9,432	8,177
Asset impairment & environmental costs	-	-	-	-	490
Operating income (loss)	16,457	12,757	6,412	4,544	(278)
Net income (loss) continuing operations	10,125	7,608	5,147	2,274	(580)
Net loss discontinued operations	-	-	(51)	(1,100)	(840)
Net income (loss)	10,125	7,608	5,096	1,174	(1,421)
Financial Position
Total assets	96,621	89,357	70,982	71,202	64,925
Working capital	46,699	46,384	28,664	35,088	28,706
Long-term debt, less current portion	10,246	17,731	8,091	21,205	18,761
Shareholders' equity	58,140	47,127	39,296	33,930	32,556
Financial Ratios
Current ratio	2.9	3.4	2.5	3.8	3.5
Gross profit to net sales	16%	15%	13%	14%	10%
Long-term debt to capital	15%	27%	17%	38%	37%
Return on average assets	11%	9%	7%	3%	-
Return on average equity	19%	18%	14%	7%	-
Per Share Data (income/(loss) – diluted)
Net income (loss) continuing operations	$1.60	$1.22	$.84	$.37	$(.10)
Net loss discontinued operations	-	-	(.01)	(.18)	(.14)
Net income (loss)	1.60	1.22	.83	.19	(.24)
Dividends declared and paid	.15	-	-	-	-
Book value	9.32	7.68	6.43	5.64	5.44
Other Data
Depreciation and amortization	$2,634	$2,672	$2,862	$3,068	$2,976
Capital expenditures	$4,486	$3,092	$3,246	$2,313	$1,325
Employees at year end	482	437	434	442	470
Shareholders of record at year end	834	897	935	1,009	1,039
Average shares outstanding - diluted	6,296	6,234	6,139	6,142	5,997
Stock Price
Price range of common stock
High	$47.45	$18.90	$12.34	$10.75	$8.54
Low	14.79	10.38	9.10	6.52	3.96
Close	17.67	18.54	10.46	9.90	6.92

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

As noted in Note G to the Consolidated Financial Statements included in Item 8 of this Form 10-K, the Company has accrued $1,047,000 in environmental remediation costs which, in management's best estimate, are expected to satisfy anticipated costs of known remediation requirements as outlined in Note G. However, as a result of the evolving nature of the environmental regulations, the difficulty in estimating the extent and necessary remediation of environmental contamination, and the availability and application of technology, the estimated costs for future environmental compliance and remediation are subject to uncertainties and it is not possible to predict the amount or timing of future costs of environmental matters which may subsequently be determined. Changes in information known to management or in applicable regulations may require the Company to record additional remediation reserves.

The Company continually reviews the recoverability of the carrying value of long-lived assets. The Company also reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. When the future undiscounted cash flows of the operation to which the assets relate do not exceed the carrying value of the asset, the assets are written down to fair value. Based on assessments performed in 2007 on the assets of the Company, no write-downs were deemed necessary. The Company believes that it is unlikely that these types of impairment charges will occur with respect to its existing assets. However, if business conditions at any of the plant sites were to deteriorate to an extent where cash flows and other impairment measurements indicated values for the related long-lived assets were less than the carrying values of those assets, impairment charges could be necessary.

Liquidity and Capital Resources

Cash flows provided by operations during 2007 totaled $12,333,000. This compares to cash flows used in operations during 2006 of $7,842,000, or an increase in cash flows of $20,175,000 from 2006 to 2007. The Company’s inventories increased $7,256,000 from 2006 year end to 2007 year end compared to increasing $17,063,000 from 2005 year end to 2006 year end. Almost all of the increases in both years occurred in the Metals Segment primarily as a result of the significant increase in cost from stainless steel surcharges discussed below, coupled with an increase in special alloy and larger diameter pipe requirements to meet customer orders and the increase in piping systems’ backlog. The increases in inventory were offset somewhat by the Metals Segment receiving advance payments from customers, $6,031,000 in accrued expense at 2007 year end and $1,786,000 at 2006 year end, used to purchase stainless steel raw materials specific to their orders. Accounts receivable declined $2,312,000 in 2007 after increasing $881,000 in 2006. The decrease in 2007 reflects the four percent decline in sales experienced in the fourth quarter of 2007 compared to the same period last year, and the increase in 2006 resulted primarily from the improvement in sales experienced in 2006, up 16 percent over the prior year amount. Accounts payable increased $1,253,000 in 2007 and $584,000 in 2006. Both increases resulted primarily from increases in the costs of raw materials discussed above combined with the timing of the receipt of and payment for stainless steel raw materials by the Metals Segment at each year end. Cash flows were positively impacted in 2007 by net income from continuing operations of $12,759,000 before depreciation and amortization expense of $2,634,000 compared to $10,280,000 generated from net income before depreciation and amortization expense in 2006. The net effect of the items described above was to increase current assets by $5,338,000 and current liabilities by $5,023,000, which also caused working capital for 2007 to increase by $315,000 to $46,699,000 from the amount in 2006. The current ratio for the year ended December 30, 2007, decreased to 2.9:1 from the 2006 year-end ratio of 3.4:1.

The Company utilized its line of credit facility to fund its working capital needs and fund capital expenditures of $4,486,000. As a result of the significant increase in cash flows generated in 2007, the Company was able to reduce borrowings by $7,485,000 in 2007. The Company expects that cash flows from 2008 operations and available borrowings will be sufficient to make debt payments, fund estimated capital expenditures of $4,200,000 and normal operating requirements, and pay a dividend of $.25 per share on March 7, 2008 for a cash payment of $1,560,000. On December 13, 2005, the Company entered into a Credit Agreement with a lender to provide a $27,000,000 line of credit that expires on December 31, 2010, refinancing the Company’s existing bank indebtedness. The Agreement provides for a revolving line of credit of $20,000,000, which includes a $5,000,000 sub-limit for swing-line loans that requires additional pre-approval by the bank, and a five-year $7,000,000 term loan requiring equal quarterly payments of $117,000 with a balloon payment at the expiration date. Borrowings under the revolving line of credit are limited to an amount equal to a borrowing base calculation that includes eligible accounts receivable, inventories, and cash surrender value of the Company’s life insurance as defined in the Agreement. As of December 29, 2007, the amount available for borrowing was $15,000,000, of which $4,646,000 was borrowed, leaving $10,354,000 of availability. Borrowings under the Credit Agreement are collateralized by substantially all of the assets of the Company. At December 29, 2007, the Company was in compliance with its debt covenants which include, among others, maintaining certain EBITDA, fixed charge and tangible net worth ratios and amounts.

Results of Operations

Comparison of 2007 to 2006

The Company generated a 33 percent increase in net income earning $10,125,000, or $1.60 per share, on sales of $178,285,000 which is a 17 percent increase over the previous record sales of 2006. This compares to net earnings of $7,608,000, or $1.22 per share, on sales of $152,047,000 in the prior year. For the fourth quarter of 2007, net earnings declined 62 percent to $1,144,000, or $.18 per share on a four percent sales decline to $38,431,000, compared to net earnings of $3,003,000, or $.48 per share, on sales of $40,059,000 a year earlier.  Included in net earnings for the fiscal year ending December 30, 2006, was an after-tax gain from the sale of property and plant net of relocation costs of $378,000, or $.06 per share, which was recorded in the first nine months.

Consolidated gross profits increased 24 percent or $5,439,000 to $28,163,000 in 2007 compared to 2006, and as a percent of sales increased one percent to 16 percent of sales in 2007 compared to 2006. Most of the increase in dollars and increase in percentage of sales came from the Metals Segment as discussed in the Segment comparisons below. Consolidated selling, general and administrative expense for 2007 increased by $1,144,000 compared to 2006, but remained unchanged as a percent of sales at seven percent. The dollar increase came primarily from a combination of incurring costs of more than $250,000 from implementing Sarbanes-Oxley Section 404 Regulations covering internal controls, and increased management incentives, which are based on profits, compared to the prior year.

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

Consolidated operating results for 2005 were significantly impacted by several transactions that were recorded during the fourth quarter of 2005. In December of 2005, the Company, along with several other domestic stainless steel pipe producers, received funds from the settlement of an anti-dumping duty order against a foreign producer and importer of stainless steel pipe issued under the Continued Dumping and Subsidy Offset Act. The order covered the period from June 22, 1992 to November 30, 1994. As a result the Company recorded a gain of $2,542,000. The Company’s OP subsidiary had an $840,000 note receivable from an affiliated company in which OP owns 45 percent. The affiliated company has as its primary asset a minority investment in a Chinese pigment plant under a joint venture agreement that expires in 2008 from which OP purchases some of its raw materials. The joint venture had been profitable since 1998, but reported an operating loss for 2005 and indicated that market and operating conditions were not expected to improve and anticipated incurring losses going forward. Based on the current and anticipated operating losses of the joint venture and other factors the Company was able to ascertain, the likelihood that the affiliated company would be able to repay the note receivable became unlikely. The receivable was written off at December 31, 2005 and the $840,000 loss was included in other expense. Included in unallocated corporate expense is a $300,000 environmental accrual recorded at year end to provide for remediation of ground contamination at the Company’s Augusta, Georgia plant which was closed in 2001. Reference should be made to Notes B and G to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Metals Segment–The following table summarizes operating results and backlogs for the three years indicated. Reference should be made to Note P to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

	2007		2006		2005
(Amount in thousands)	Amount	%	Amount	%	Amount	%
Net sales	$126,219	100.0%	$102,822	100.0%	$86,053	100.0%
Cost of goods sold	104,816	83.0%	86,712	84.3%	74,744	86.9%
Gross profit	21,403	17.0%	16,110	15.7%	11,309	13.1%
Selling and administrative
expense	5,015	4.0%	4,498	4.4%	4,494	5.2%
Operating income	$16,388	13.0%	$11,612	11.3%	$6,815	7.9%
Year-end backlogs -
Piping systems	$57,000		$54,900		$20,100

Comparison of 2007 to 2006 – Metals Segment

The Metals Segment achieved sales growth of 23 percent for the year from a 61 percent increase in average selling prices, partially offset by a 24 percent decline in unit volumes. Operating income of $16,388,000 was 41 percent higher than 2006’s total of $11,612,000. The large increases in average selling prices resulted partly from higher stainless steel surcharges, primarily in the first three quarters, compared to 2006. More significant to the long-term future of the Company is the contribution to increased selling prices resulting from accomplishing our goal of expanding into markets that require larger pipe sizes, higher-priced alloys, larger proportions of non-

commodity products, and products fabricated by our piping sysstems plant. The change in product mix includes the successful development of business from liquid natural gas (LNG), wastewater and water treatment, biofuels and electric utility scrubber projects. Many of the products produced for these markets are subject to more stringent specifications including 100 percent x-ray of the weld seams. In addition, some of these non-commodity products are made from expensive alloys and are more difficult to produce. Accordingly, their cost and sales price are much higher than commodity products.

The decline in unit volume for 2007 as compared to 2006 resulted from a 37 percent decline in pipe sales, partially offset by a 31 percent increase in piping systems. The noteworthy increase in gross profit was more than accounted for by a surge in our piping systems products to more than triple amounts earned in 2006, while pipe sales yielded slightly lower profits. Gross profits are impacted from stainless steel surcharges which are assessed each month by the stainless steel producers to cover the change in their costs of certain raw materials. The Company, in turn, passes on the surcharge in the sales prices charged to its customers. Under the Company’s first-in-first-out inventory method, cost of goods sold is charged for the surcharges that were in effect three or more months prior to the month of sale. Accordingly, if surcharges are in an upward trend, reported profits will benefit. Conversely, when surcharges go down, profits are reduced. During the first six months of 2007, the Company continued to experience the upward trend in surcharges experienced in the third and fourth quarters of 2006. As a result, surcharges were significantly higher than they were in the first six months of 2006 with an accompanying benefit to gross profits. Over the last six months of 2007, surcharges declined reducing gross profits.

Sales for the fourth quarter of 2007 declined 12 percent from a 44 percent decline in unit volumes partially offset by a 57 percent increase in average selling prices while operating income declined 60 percent to $1,937,000 for the fourth quarter of 2007 compared to $4,892,000 in the fourth quarter of 2006. The decrease in unit volume experienced in the fourth quarter of 2007 resulted from a 75 percent decline in commodity pipe sales, partially offset by 31 percent higher piping systems unit volumes compared to the fourth quarter of 2006. Weak market conditions that began in the third quarter of 2007 deteriorated further in the fourth quarter causing the big unit volume decrease in pipe sales. Stainless steel surcharges declined significantly in August, September and October, and although nickel prices rose in November and December, they flattened in January 2008 and fell in February 2008. This uncertainty of nickel pricing along with distributors’ desire to reduce inventories at year end caused distributors to limit purchases throughout the fourth quarter. Another factor causing the volume declines for the year and fourth quarter of 2007 when compared to the same periods of 2006 was the significant increase in imports, primarily from China. Finally, the weakening of end-use demand for commodity pipe experienced toward the end of the third quarter accelerated in the fourth quarter. Although our non-commodity business in the fourth quarter of 2007 was strong, it was not enough to offset the negative impact on profitability from the lower than expected commodity pipe sales which generated substantial under absorption of fixed and overhead costs. Piping systems continued to experience the favorable impact of its strong backlog as operating income increased significantly in the fourth quarter of 2007 compared to a year earlier. Piping systems’ backlog was $57,000,000 at the end of 2007 compared to $54,900,000 at the end 2006.

Selling and administrative expense increased $517,000, or 12 percent in 2007 when compared to 2006, but remained unchanged at four percent of sales in 2007 consistent with 2006. The dollar increase came primarily from increased management incentives, which are based on profits, and sales commissions, coming from the increase in sales in 2007 compared to 2006, from amounts expensed in 2006.

Comparison of 2006 to 2005 – Metals Segment

The Metals Segment produced strong sales growth of 20 percent for the year and 18 percent for the fourth quarter of 2006 compared to the same periods of 2005. The increase for the year resulted from a combination of 18 percent higher unit volumes and a two percent increase in average selling prices. The increase for the quarter resulted from a 21 percent increase in average selling prices partially offset by a two percent decline in unit volumes. The Segment achieved a surge in gross profits of 43 percent for 2006 and 112 percent in the fourth quarter compared to the same periods of 2005. The increase in unit volumes for the year resulted partly from an increase in commodity pipe sales resulting from recapturing market share beginning in the last quarter of 2005. However, the largest portion of the increase was from much higher production of piping systems for energy and water treatment customers. The slight decline in fourth quarter 2006 unit volumes as compared with fourth quarter 2005 resulted from an unusually high level of commodity pipe sales in the fourth quarter of 2005 that resulted from the aggressive program to recapture market share mentioned above. The modest increase in selling prices for the year resulted from a more robust increase in prices mostly offset by the change in product mix. The significant increase in fourth quarter selling prices reflects the higher costs of stainless steel, including surcharges, in the fourth quarter of 2006 compared to 2005’s fourth quarter, coupled with a change in product mix. During the third and fourth quarters of 2006, stainless steel surcharges were significantly higher than they were in the first six months with an accompanying significant benefit to profits. The fourth quarter of 2005 also benefited from surcharges, but to a much lesser extent than 2006. The significant increase in gross profits for 2006 resulted from a much improved operating level in piping systems plus the good unit volume increase in pipe sales, partially offset by a lower surcharge benefit. The significant increase in gross profit for the fourth quarter came from the increase in selling prices and the significant benefit from rising surcharges.

The improvement in sales and operating income reflects management’s successful efforts to penetrate new markets for piping systems as well as pipe sales. The energy industry, including LNG and ethanol projects, together with wastewater treatment provided a small percentage of the Segment’s sales prior to 2005. Although the Segment has benefited from regaining market share in commodity pipe, these new sources generated much of the improvement in 2006 results. With these new industry segments comprising about 80 percent of the piping systems’ backlog, management believes that it has differentiated the Segment from its domestic competitors by having unique manufacturing capabilities that give the Segment a competitive advantage in pursuing non-commodity pipe sales as well as piping systems’ projects.

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

Specialty Chemicals Segment–The following tables summarize operating results for the three years indicated. Reference should be made to Note P to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

	2007		2006		2005
(Amount in thousands)	Amount	%	Amount	%	Amount	%
Net sales	$52,066	100.0%	$49,225	100.0%	$45,355	100.0%
Cost of goods sold	45,306	87.0%	42,611	86.6%	39,883	87.9%
Gross profit	6,760	13.0%	6,614	13.4%	5,472	12.1%
Selling and administrative
expense	3,983	7.6%	3,970	8.1%	3,833	8.5%
Operating income	$2,777	5.4%	$2,644	5.3%	$1,639	3.6%

Comparison of 2007 to 2006 – Specialty Chemicals Segment

The Specialty Chemicals Segment sales increased six percent for the year and 18 percent in the fourth quarter of 2007 compared to the same periods of 2006. The increase in revenues in 2007 came primarily from adding several new products during the year, an increase in demand for our contract manufacturing products, and increased selling prices on our basic chemical products to pass on higher energy related costs. Our basic chemical and contract manufacturing businesses continued to benefit from favorable market conditions experienced throughout the year. As a result, gross profits for the year increased two percent to $6,760,000 compared to $6,614,000 for 2006. Although sales increased in the fourth quarter of 2007 compared to 2006, gross profit as a percent of sales declined two percent to 11 percent, or $1,479,000, compared to 13 percent, or $1,483,000, generated in 2006. Sales and gross profits were negatively impacted for the year and fourth quarter of 2007 by lower results in our pigment business resulting from increased raw material costs we were unable to pass on, coupled with a slowdown in business throughout the pigment product lines.

Selling and administrative expense increased $13,000 or less than one percent in 2007 compared to 2006, and remained unchanged at eight percent of sales in 2007 consistent with 2006. As a result of the factors discussed above, operating income for the year increased five percent to $2,777,000 compared to $2,644,000 for 2006, and declined 14 percent to $538,000 for the fourth quarter of 2007 compared to $622,000 for the fourth quarter of 2006.

Comparison of 2006 to 2005 - Specialty Chemicals Segment

The Specialty Chemicals Segment sales increased nine percent for the year ended 2006 and gross profit increased 21 percent to $6,614,000 compared to $5,472,000 for 2005, and increased to 13 percent of sales for the year compared to 12 percent for 2005. A modest sales decline of three percent in the fourth quarter of 2006 was overshadowed by a 27 percent increase in gross profits to $1,483,000 for the quarter compared to $1,166,000 for the same period of 2005. The increase in revenues for the year resulted primarily from adding several new products during the first three quarters of 2006, a significant increase in demand for one of our contract manufacturing products, and increased selling prices to pass on higher energy related costs. The minor decline in fourth quarter revenues resulted from the normal fluctuation in demand from quarter-to-quarter. The Segment completed the relocation of its pigment operations from Greensboro, NC to Spartanburg, SC at the end of the first quarter of 2006 and benefited from the improved efficiency resulting from the consolidation of the two operations throughout the rest of the year. The combination of the cost savings from the relocation and increase in revenues produced the profit improvement for the year. The significant improvement in profit experienced in the fourth quarter resulted from the cost savings in 2006 and the impact on the fourth quarter of 2005 earnings at the Spartanburg plant related to costs of developing new products and upgrading of the staff in expectation of higher production levels in 2006.

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

Discontinued Operations

On March 25, 2004, the Company entered into an agreement to sell its liquid dye business comprised of vat, sulfur, liquid disperse and liquid reactive dyes, which had annual sales of approximately $4,500,000, for approximately its net book value, and several customers and related products of the remaining textile dye business were rationalized. Business conditions in the remaining dye business were poor throughout 2004, especially in the first six months, as BU Colors (a newly formed subsidiary of the Company called Blackman Uhler, LLC) experienced operating losses in every quarter of 2004. In the third quarter of 2004, the Company decided to attempt to sell the remaining dye business and on December 28, 2004, entered into a purchase agreement to sell the dye business. The transaction closed on January 31, 2005. The terms included the sale of the inventory of BU Colors along with certain equipment and other property associated with the business being sold, and the licensing of certain intellectual property, for a purchase price of approximately $4,872,000, of which $4,022,000 was paid at closing, and the balance of $850,000 was to be paid over time based on the operations of the purchaser. On January 17, 2006, the Company and the purchaser amended the purchase agreement replacing the periodic purchase price payments with a one-time payment of $400,000, which was received on January 18, 2006, and was reclassified to a current note receivable in the financial statements at December 31, 2005. As a result of the sale of the dye business in 2004, the Company has discontinued the operations of BU Colors and has presented the financial information of BU Colors as discontinued operations. In December of 2004, the Company completed an impairment assessment in accordance with FAS No. 144, on the plant and equipment located at the Spartanburg facility related to the BU Colors operations. As a result, the Company recognized an impairment charge of $581,000 from the write-down of plant and equipment. Reference should be made to Notes B and S to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Unallocated Income and Expense

Reference should be made to Note P to the Consolidated Financial Statements, included in Item 8 of this Form 10-K, for the schedule that includes these items.

Comparison of 2007 to 2006 – Corporate

Corporate expense increased $613,000, or 29 percent, to $2,708,000 for 2007 compared to $2,095,000 incurred in 2006. The increase resulted primarily from increased management incentives, environmental expenses of $441,000, compared to $360,000 in 2006, and more than $250,000 from implementing Sarbanes-Oxley Section 404 Regulations covering internal controls. Interest expense in 2007 increased $359,000 from 2006 as a result of increases in borrowings, the LIBOR interest rate under the lines of credit with the Company’s bank, and accruing a $195,000 liability with a corresponding entry to interest expense to reflect the fair market value of the Company’s interest rate swap contract with its bank. See Item 7a below.

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

Contractual Obligations and Other Commitments

As of December 29, 2008, contractual obligations and other commitments were as follows:

(Amounts in thousands)		Payment Obligations for the Year Ended
	Total	2008	2009	2010	2011	2012	Thereafter
Obligations:
Long-term debt (1)	$6,067	$467	$467	$5,133	$-	$-	$-
Revolving credit facility (1)	4,646	-	-	4,646	-	-	-
Interest payments (2)	2,850	982	950	918	-	-	-
Operating leases	303	103	87	79	34	-	-
Capital leases	-	-	-	-	-	-	-
Purchase obligations	-	-	-	-	-	-	-
Deferred compensation (3)	409	72	72	72	72	83	38
Total	$14,275	$1,624	$1,576	$10,848	$106	$83	$38
(1) Includes only obligations to pay principal not interest expense.
(2) Represents estimated interest payments to be made on the bank debt, with principal payments made as scheduled, using average borrowings for each year times the average interest rate for 2007 on the debt.
(3) for a description of the deferred compensation obligation, see Note H to the Consolidated Financial Statements
included in Item 8 of this Form 10-K.

Off-Balance Sheet Arrangements

See Note R to the Consolidated Financial Statements included in Item 8 of this Form 10-K for a discussion of the Company’s off-balance sheet arrangements.

Current Conditions and Outlook

The Specialty Chemicals Segment ended 2007 with increased revenues and profits over the preceding year for the fourth consecutive year reflecting management’s efforts to generate new products, improve existing products, and compete in markets not as susceptible to foreign imports. Market conditions continue to be favorable, and the Segment continues to experience positive results from new products developed in 2007. Although disappointed with the pigment operation’s results in the fourth quarter, steps are being taken to bring this operation’s profits back in line with the remainder of the Segment’s operations. Management continues to believe that we have an effective and low-cost fire retardant product line and with the price of inherent fire retardant fibers escalating, chemical solutions should become more attractive. However, revenues continue to grow at a slower rate than originally expected. All of these factors provide the opportunity for the Segment to continue to improve profitability going into 2008.

The extremely depressed unit volume sales of commodity pipe experienced in the last half of 2007 has continued into early 2008. We believe these low volumes are primarily the result of a surge in pipe imported from China rather than any loss of market share to other domestic producers. Management believes China is exporting pipe from excess capacity at dumped and subsidized prices into the US market.  As a result of the significant increases in stainless steel pipe imported from China, the Metals Segment along with three other U.S. producers of stainless steel pipe and the United Steelworkers Union filed an unfair-trade case against China on January 30, 2008. It is the third case involving pipe and tube imports from China filed in the past six months. So far, preliminary Department of Commerce findings have supported petitioners in the previous cases, although the U.S. International Trade Commission (ITC) has yet to weigh in with final injury determinations. The ITC is expected to make preliminary injury determinations within 45 days. The Department of Commerce is expected to make its preliminary subsidy and dumping determinations within 90 to 160 days. We are hopeful that this action will reduce unfair imports which should lead to more normalized unit volume sales probably beginning in the second quarter.

Prices, including surcharges, of stainless steels from which we make commodity pipe are significantly lower than the highs reached in the third quarter of 2007.  This has led to our inventory costs being higher than current replacement value. To meet competition, we are currently pricing sales based on current rather than historical costs, which will negatively impact our commodity pipe profits until the higher-priced inventory is sold. Unless conditions change, this is likely to depress profits from commodity pipe into the second quarter of 2008. The volatility in stainless steel prices, together with any effects from the outcome of the trade case discussed above, make the short-term performance of commodity pipe more uncertain than usual. Management believes that the growth generated by our non-commodity pipe business in 2007, including our significant piping systems business, should continue in 2008. Piping systems’ $57,000,000 backlog at 2007 year-end, of which management expects about 80 percent to be completed over the next 12 months, should continue to provide a higher level of non-commodity sales and profits for 2008 as compared to 2007. Management continues to be optimistic about the piping systems business due to a continuing demand for projects we believe will bid during future months. With over 90 percent of the backlog coming from energy and water and wastewater treatment projects, management continues to believe that it has positioned the Metals Segment to benefit from the long-term growth of these areas. All of the factors discussed above generate uncertainty for the overall performance of our metals business for the first and to a lesser extent the second quarter of 2008. However, we believe that the growth of our non-commodity business, coupled with an anticipated improvement in the commodity pipe business that we believe should begin during the second quarter, should generate improved results over the balance of 2008.

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

Fair value of the Company's debt obligations, which approximated the recorded value, consisted of:

At December 29, 2007
         $10,713,000 under a $27,000,000 line of credit and term loan agreement expiring December 31, 2010 with a variable interest rate of 6.73 percent.

At December 30, 2006
   $18,198,000 under a $27,000,000 line of credit and term loan agreement expiring December 31, 2010 with a variable interest rate of 6.85 percent.

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

In the ordinary course of business, the Company's income and cash flows may be affected by fluctuations in the price of nickel, which is a component of stainless steel raw materials used in its production of stainless steel pipe. The Company is subject to raw material surcharges on the nickel component from its stainless steel suppliers. For certain non-cancelable fixed price sales contracts having delivery dates in the future, the Company is not able to obtain fixed price purchase commitments to cover the nickel surcharge component of the stainless steel raw material requirements of the sales contract which creates a cost exposure from fluctuations in the nickel surcharges. Where such exposure exists, the Company considers the use of cash settled commodity price swaps with durations approximately equal to the expected delivery dates of the applicable raw materials to hedge the price of its nickel requirements. The Company designates these instruments as fair value hedges and the resulting changes in their fair value are recorded as inventory costs. Subsequent gains and losses are recognized into cost of products sold in the same period as the underlying physical transaction. While these hedging activities may protect the Company against higher nickel prices, they may also prevent realizing possible lower raw material costs in the event that the market price of nickel falls below the price stated in a forward sale or futures contract. There were no outstanding hedging contracts on nickel commodities at December 29, 2007 or December 30, 2006.

Item 8 Financial Statements and Supplementary Data

The Company’s consolidated financial statements, related notes, report of management and report of the independent registered public accounting firm follow on subsequent pages of this report.

Consolidated Balance Sheets
Years ended December 29, 2007 and December 30, 2006
	2007	2006
Assets
Current assets
Cash and cash equivalents	$28,269	$21,413
Accounts receivable, less allowance for doubtful
accounts of $1,236,000 and $1,114,000, respectively	19,887,556	22,428,829
Inventories
Raw materials	9,218,395	17,361,355
Work-in-process	28,824,639	13,323,868
Finished goods	10,758,064	10,860,239
Total inventories	48,801,098	41,545,462
Deferred income taxes (Note K)	2,284,000	1,793,000
Prepaid expenses and other current assets	433,250	307,740
Total current assets	71,434,173	66,096,444

Cash value of life insurance	2,805,500	2,723,565
Property, plant and equipment, net (Note C)	20,858,606	18,951,820
Deferred charges, net and other assets (Note D)	1,523,021	1,585,337

Total assets	$96,621,300	$89,357,166

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt (Note E)	$466,667	$466,667
Accounts payable	13,029,172	11,775,703
Accrued expenses (Notes B, E and F)	10,772,331	6,043,750
Current portion of environmental reserves (Note G)	467,371	226,053
Income taxes	-	1,200,198
Total current liabilities	24,735,541	19,712,371

Long-term debt (Note E)	10,246,015	17,731,431
Environmental reserves (Note G)	580,000	616,000
Deferred compensation (Note H)	409,462	470,212
Deferred income taxes (Note K)	2,510,000	3,700,000

Shareholders' equity (Notes I and J)
Common stock, par value $1 per share - authorized
12,000,000 shares; issued 8,000,000 shares	8,000,000	8,000,000
Capital in excess of par value	532,860	56,703
Retained earnings	65,113,597	54,921,022
	73,646,457	62,977,725
Less cost of common stock in treasury: 1,762,695 and
1,864,433 shares, respectively	15,506,175	15,850,573
Total shareholders' equity	58,140,282	47,127,152

Total liabilities and shareholders' equity	$96,621,300	$89,357,166

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations
Years ended December 29, 2007, December 30, 2006 and December 31, 2005
	2007	2006	2005

Net sales	$178,285,015	$152,047,386	$131,408,094

Cost of sales	150,121,564	129,323,082	114,626,675

Gross profit	28,163,451	22,724,304	16,781,419

Selling, general and administrative expense	11,706,485	10,562,498	10,369,188
Gain from sale of property and plant (Note B)	-	(595,600)	-

Operating income	16,456,966	12,757,406	6,412,231

Other (income) and expense
Gain on trade case settlement (Note B)	-	-	(2,541,950)
Loss on write-off of note receivable (Note B)	-	-	840,000
Interest expense	1,153,413	793,884	919,812
Other, net	(20,211)	(632)	(83,995)
Income from continuing operations before
income tax	15,323,764	11,964,154	7,278,364

Provision for income taxes	5,199,000	4,356,000	2,131,000

Net income from continuing operations	10,124,764	7,608,154	5,147,364

Loss from discontinued operations	-	-	(73,413)
Benefit from income taxes	-	-	(22,000)

Net loss from discontinued operations (Note S)	-	-	(51,413)

Net income	$10,124,764	$7,608,154	$5,095,951

Net income (loss) per basic common share:
Net income from continuing operations	$1.63	$1.24	$.85
Net loss from discontinued operations	-	-	$(.01)
Net income	$1.63	$1.24	$.84

Net income (loss) per diluted common share:
Net income from continuing operations	$1.60	$1.22	$.84
Net loss from discontinued operations	-	-	$(.01)
Net income	$1.60	$1.22	$.83

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity
				Cost of
		Capital in		Common
	Common	Excess of	Retained	Stock in
	Stock	Par Value	Earnings	Treasury	Total

Balance at January 1, 2005	$8,000,000	$-	$42,553,345	$(16,623,517)	$33,929,828

Net income			5,095,951		5,095,951
Issuance of 10,975 shares
of common stock
from the treasury		32,774		92,231	125,005
Stock options exercised
for 77,301 shares, net		(32,774)	(319,676)	498,004	145,554

Balance at December 31, 2005	8,000,000	-	47,329,620	(16,033,282)	39,296,338

Net income			7,608,154		7,608,154
Issuance of 6,554 shares
of common stock
from the treasury		25,690		55,536	81,226
Stock options exercised
for 21,173 shares, net		(44,611)	(16,752)	127,173	65,810
Employee stock option
compensation		75,624			75,624

Balance at December 30, 2006	8,000,000	56,703	54,921,022	(15,850,573)	47,127,152

Net income			10,124,764		10,124,764
Payment of dividends, $.15
per share			(927,189)		(927,189)
Issuance of 1,945 shares
of common stock
from the treasury		57,919		17,070	74,989
Stock options exercised
for 99,793 shares, net		223,137		327,328	550,465
Employee stock option and
grant compensation		174,761			174,761
Capital contribution		20,340			20,340
Utilization of unrecognized
tax benefits from prior
years – (Note K)			995,000		995,000

Balance at December 29, 2007	$8,000,000	$532,860	$65,113,597	$(15,506,175)	$58,140,282

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Years ended December 29, 2007, December 30, 2006 and December 31, 2005
	2007	2006	2005
Operating activities
Net income	$10,124,764	$7,608,154	$5,095,951
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Loss from discontinued operations, net of tax	-	-	51,413
Depreciation expense	2,579,142	2,616,940	2,675,321
Amortization of deferred charges	54,924	54,924	186,602
Deferred income taxes	(581,000)	14,000	111,000
Utilization of unrecognized tax benefits	(151,000)	-	-
Provision for losses on accounts receivable	229,453	315,295	511,771
Provision for write-down of note receivable	-	-	840,000
(Gain) loss on sale of property, plant and equipment	(1,300)	(625,738)	96,720
Cash value of life insurance	(81,935)	(84,051)	(85,415)
Environmental reserves	205,318	126,854	(405,555)
Issuance of treasury stock for director fees	74,989	81,226	125,005
Employee stock option compensation	174,761	75,624	-
Changes in operating assets and liabilities:
Accounts receivable	2,311,820	(881,272)	(7,825,011)
Inventories	(7,255,636)	(17,063,135)	1,867,805
Other assets and liabilities	(85,480)	(341,401)	(222,286)
Accounts payable	1,253,469	583,842	3,105,403
Accrued expenses	4,728,581	196,851	3,603,798
Income taxes payable	(1,247,586)	(520,504)	1,710,093
Net cash provided by (used in) continuing
operating activities	12,333,284	(7,842,391)	11,442,615
Net cash provided by discontinued operating activities	-	-	3,982,643
Net cash provided by (used in) operating activities	12,333,284	(7,842,391)	15,425,258
Investing activities
Purchases of property, plant and equipment	(4,485,928)	(3,092,242)	(3,245,588)
Proceeds from sale of property, plant and equipment	1,300	846,980	4,650
Decrease in notes receivable	-	400,000	28,000
Net cash used in investing activities	(4,484,628)	(1,845,262)	(3,212,938)
Financing activities
Net (payments on) proceeds from long-term debt	(7,485,416)	9,640,877	(8,647,845)
Proceeds from exercised stock options, net	550,465	65,810	145,554
Dividends paid	(927,189)	-	-
Capital contributed	20,340	-	-
Net cash (used in) provided by continuing
operations financing activities	(7,841,800)	9,706,687	(8,502,291)
Net cash used in discontinued
operations financing activities	-	-	(4,000,000)
Net cash (used in) provided by financing activities	(7,841,800)	9,706,687	(12,502,291)
Increase (decrease) in cash and cash equivalents	6,856	19,034	(289,971)
Cash and cash equivalents at beginning of year	21,413	2,379	292,350
Cash and cash equivalents at end of year	$28,269	$21,413	$2,379
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

Accounting Period. The Company’s fiscal year is the 52 or 53 week period ending the Saturday nearest to December 31. Fiscal year 2007 ended on December 29, 2007, fiscal year 2006 ended on December 30, 2006 and fiscal year 2005 ended on December 31, 2005, each fiscal year having 52 weeks.

Revenue Recognition. Revenue from product sales is recognized at the time ownership of goods transfers to the customer and the earnings process is complete. Shipping costs of approximately $2,169,000, $2,708,000 and $1,881,000 in 2007, 2006 and 2005, respectively, are recorded in cost of goods sold.

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

Research and Development Expense. The Company incurred research and development expense of approximately $413,000, $312,000 and $566,000 in 2007, 2006 and 2005, respectively.

Fair Value of Financial Instruments. The carrying amounts reported in the balance sheet for cash and cash equivalents, trade accounts receivable, cash surrender value of life insurance, investments and borrowings under the Company’s line of credit approximate their fair value.

Stock Options. Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement (“FASB”) of Financial Accounting Standards No.123-Revised 2004 ("SFAS 123R"), "Share-Based Payment”, which was issued by the FASB in December 2004, using the modified prospective application as permitted under SFAS 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of SFAS 123R, the Company used the intrinsic value method as prescribed by Accounting Principles Board (“APB”) No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company's common stock on the date of grant.

Fair Value Option for Financial Assets and Liabilities. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value that are not currently required to be measured at fair value. Accordingly, companies would then be required to report unrealized gains and losses on these items in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the Company beginning in fiscal year 2008 and is not expected to have a significant impact on the Company’s financial statements.

Business Combinations. In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations which requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  In addition, this statement expands the scope of acquisition accounting to all transactions and circumstances under which control of a business is obtained.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Earlier adoption is prohibited.

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

As a part of the acquisition of OP in 1998, the Company obtained an $840,000 note receivable from an affiliated company in which OP owns 45 percent. The affiliated company had as its primary asset a minority investment in a Chinese pigment plant from which OP purchases some of its raw materials. The joint venture agreement expires in 2008. The joint venture had been profitable since 1998, but reported an operating loss for 2005 and indicated that market and operating conditions were not expected to improve and is anticipating incurring losses going forward. Based on the current and anticipated operating losses of the joint venture and other factors the Company was able to ascertain, the likelihood that the affiliated company would be able to repay the note receivable became unlikely. The receivable was written off at December 31, 2005 and the $840,000 loss was included in other expense in 2005.

Note C Property, Plant and Equipment

Property, plant and equipment consist of the following:

	2007	2006

Land	$305,618	$305,618
Land improvements	970,235	965,235
Buildings	11,675,486	10,592,438
Machinery, fixtures and equipment	47,019,510	44,126,119
Construction-in-progress	1,261,289	860,454
	61,232,138	56,849,864
Less accumulated depreciation	40,373,532	37,898,044

Total property, plant and equipment	$20,858,606	$18,951,820

Note D Deferred Charges and Other Assets

Deferred charges and other assets consist of the following:

	2007	2006
Deferred charges
Goodwill	$1,354,730	$1,354,730
Product license agreements	150,000	150,000
Debt expense	185,639	185,639
	1,690,369	1,690,369
Less accumulated amortization	167,348	112,424
Total deferred charges, net	1,523,021	1,577,945
Other assets	-	7,392

Total deferred charges, net and other assets	$1,523,021	$1,585,337

Note E Long-term Debt

	2007	2006

$ 15,000,000 Revolving line of credit	$4,646,016	$11,664,765
$ 7,000,000 Term loan	6,066,666	6,533,333

	10,712,682	18,198,098
Less current portion of term loan	466,667	466,667

	$10,246,015	$17,731,431

On December 13, 2005, the Company entered into a Credit Agreement with a lender to provide a $27,000,000 line of credit that expires on December 31, 2010, and refinanced the Company’s existing bank indebtedness. The Credit Agreement provides for a revolving line of credit of $20,000,000, which includes a $5,000,000 sub-limit for swing-line loans that requires additional pre-approval by the bank, and a five-year $7,000,000 term loan that requires equal quarterly payments of $117,000, plus interest, with a balloon payment at the expiration date. Current interest rates are LIBOR plus 1.50 percent, and can vary based on EBITDA performance from LIBOR plus 1.50 percent to LIBOR plus 3.00 percent. The rate at December 29, 2007 was 6.73 percent. Borrowings under the revolving line of credit are limited to an amount equal to a borrowing base calculation that includes eligible accounts receivable, inventories, and cash surrender value of the Company’s life insurance as defined in the Credit Agreement. As of December 29, 2007, the amount available for borrowing was $15,000,000, of which $4,646,000 was borrowed, leaving $10,354,000 of availability.

Borrowings under the Credit Agreement are collateralized by substantially all of the assets of the Company. At December 29, 2007, the Company was in compliance with its debt covenants which include, among others, maintaining certain EBITDA, fixed charge and tangible net worth amounts.

Average borrowings outstanding during fiscal 2007, 2006 and 2005 were $13,944,000, $10,525,000 and $12,659,000 with weighted average interest rates of 6.79 percent, 6.57 percent and 5.84 percent, respectively. The Company made interest payments of $1,003,000 in 2007, $647,000 in 2006 and $873,000 in 2005. The amount of long-term debt maturities for the next five years is as follows: 2008 - $467,000; 2009 - $467,000; and 2010 - $9,779,000.

On February 23, 2006, the Company entered into an interest rate swap contract with its bank for $4,500,000 at a fixed interest rate of 5.27 percent. The contract runs from March 1, 2006 to December 31, 2010, which equates to the final payment amount and due date of the term loan. The Company has accrued a $195,000 liability in accrued interest with a corresponding entry to interest expense to reflect the fair market value of the swap at December 29, 2007, compared to $48,000 accrued at Decemer 30, 2008. (See Note R)

Note F Accrued Expenses

Accrued expenses consist of the following:

	2007	2006
Salaries, wages and commissions	$2,871,635	$2,479,173
Advances from customers	6,031,371	1,786,418
Insurance	451,488	589,347
Taxes, other than income taxes	340,096	331,771
Benefit plans	244,143	218,191
Interest	258,254	147,403
Professional fees	194,148	112,872
Other accrued items	381,196	378,575

Total accrued expenses	$10,772,331	$6,043,750

Note G Environmental Compliance Costs

At December 29, 2007, the Company has accrued $1,047,000 in remediation costs which, in management’s best estimate, are expected to satisfy anticipated costs of known remediation requirements as outlined below. Expenditures related to costs currently accrued are not discounted to their present values and are expected to be made over the next three to four years. As a result of the evolving nature of the environmental regulations, the difficulty in estimating the extent and remedy of environmental contamination, and the availability and application of technology, the estimated costs for future environmental compliance and remediation are subject to uncertainties and it is not possible to predict the amount or timing of future costs of environmental matters which may subsequently be determined.

Prior to 1987, the Company utilized certain products at its chemical facilities that are currently classified as hazardous materials. Testing of the groundwater in the areas of the treatment impoundments at these facilities disclosed the presence of certain contaminants. In addition, several solid waste management units (“SWMUs”) at the plant sites have been identified. In 1998 the Company completed an RCRA Facility Investigation at its

Spartanburg plant site, and based on the results, completed a Corrective Measures Study in 2000. A Corrective Measures Plan specifying remediation procedures to be performed was submitted in 2000 and the Company received regulatory approval. During 2005, a remediation project was completed to clean up two of the four remaining SWMUs on the Spartanburg plant site at a cost of approximately $530,000 which was accrued at January 1, 2005. The Company is in the process of completing an analysis of the remaining two SWMU’s and has accrued $610,000 at December 29, 2007, to provide for completion of this project.

At the Augusta plant site, the Company submitted a Risk Assessment and Corrective Measures Plan for regulatory approval. A Closure and Post-Closure Care Plan was submitted and approved in 2001 for the closure of the surface impoundment. The Company completed the surface impoundment during 2002. During the fourth quarter of 2005, the Company completed a preliminary analysis based on the risk assessment of the surface contamination at the site, and has accrued $365,000 at December 29, 2007, for additional estimated future remedial and cleanup costs.

The Company has identified and evaluated two SWMUs at its plant in Bristol, Tennessee that revealed residual groundwater contamination. An Interim Corrective Measures Plan was submitted for regulatory approval in 2000 to address the final area of contamination identified which was approved in March of 2005. The Company has $72,000 accrued at December 29, 2007, to provide for estimated future remedial and cleanup costs.

The Company has been designated, along with others, as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act, or comparable state statutes, at two waste disposal sites. Notifications were received by the Company in November 2007 and February 2008. It is impossible to determine the ultimate costs related to the two sites due to several factors such as the unknown possible magnitude of possible contamination, the unknown timing and extent of the corrective actions which may be required, and the determination of the Company’s liability in proportion to the other parties. At the present time, the Company does not have sufficient information to form an opinion as to whether it has any liability, or the amount of such liability, if any. However, it is reasonably possible that some liability exists.

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

Note H Deferred Compensation

The Company has deferred compensation agreements with certain former officers providing for payments for ten years in the event of pre-retirement death or the longer of ten years or life beginning at age 65. The present value of such vested future payments, $409,000 at December 29, 2007, has been accrued.

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

Note J Stock Options and Stock Grants

A summary of activity in the Company’s stock option plans is as follows:

	Weighted		Weighted
	Average		Average	Intrinsic
	Exercise		Contractual	Value of	Options
	Price	Outstanding	Term	Options	Available
			(in years)
At January 1, 2005	$7.93	505,000			173,000
Granted	$9.96	80,000			(80,000)
Exercised	$5.89	(137,850)
Cancelled		(106,100)			106,100
Expired		(9,500)			-

At December 31, 2005	$9.64	331,550		$740,000	199,100

Exercised	$6.21	(26,900)		$254,000
Cancelled	$4.65	(8,000)		$111,000	8,000
Expired	$18.88	(14,500)		-	-

At December 30, 2006	$9.64	282,150	4.1	$2,512,000	207,100

Exercised	$10.39	(132,407)		$2,400,000
Expired	$12.14	(19,000)		$369,000	-

At December 29, 2007	$8.51	130,743	4.6	$1,198,000	207,100

Exercisable options	$7.79	87,289	3.4	$863,000

				Grant Date
				Fair Value
Options expected to vest:
At December 30, 2006	$9.96	55,856	8.1	$6.77
Vested	$9.96	(12,402)
At December 29, 2007	$9.96	43,454	7.1	$6.77

The following table summarizes information about stock options outstanding at December 29, 2007:

			Outstanding Stock Options			Exercisable Stock Options
				Weighted Average			Weighted
					Remaining		Average
Range of				Exercise	Contractual		Exercise
Exercise Prices			Shares	Price	Life in Years	Shares	Price
$ 13.63			1,500	$13.63	.33	1,500	$13.63
$ 7.28	to	$7.75	45,250	$7.67	1.43	45,250	$7.67
$ 6.75			1,500	$6.75	2.38	1,500	$6.75
$ 5.01			1,500	$5.01	3.32	1,500	$5.01
$ 4.65			14,900	$4.65	4.32	14,900	$4.65
$ 9.96			66,093	$9.96	7.09	22,639	$9.96
			130,743			87,289

The Company has three stock option plans. Stock option grants to purchase common stock of the Company are available for officers and key employees under the 1998 Plan, and may be granted through April 30, 2008 to employees at a price not less than the fair value on the date of grant. Options were granted through January 28, 1998 to employees under the 1988 Plan. Under the 1994 Non-Employee Directors Plan, options were granted to non-employee directors through April 29, 2004. Under the 1988 and 1998 Plans, options may be exercised beginning one year after date of grant at a rate of 20 percent annually on a cumulative basis, and unexercised options expire ten years from the grant date. Under the 1994 Non-Employee Directors’ Plan, options may be exercised at the date of grant. All of the plans are incentive stock option plans, therefore there are no income tax consequences to the Company when an option is granted or exercised. The Company did not grant any options during 2007 and does not expect to grant options to its employees, officers or non-employee directors in future periods. In 2007, 2006 and 2005, options for 132,407, 26,900 and 137,850 shares were exercised by employees and directors for an aggregate exercise price of $1,375,000, $167,000 and $811,000, respectively, with the proceeds generated from the repurchase of 32,614, 5,727 and 60,549 shares from employees and directors totaling $825,000, $101,000 and $666,000, and cash received of $550,000, $66,000 and $146,000, respectively.

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

At the 2007 and 2006 respective year ends, options to purchase 87,289 and 226,294 shares were fully exercisable. Compensation cost charged against income before taxes for the options was approximately $76,000, or $.01 per share, for 2007 and 2006. As of December 29, 2007, there was $158,000 of total unrecognized compensation cost related to unvested stock options granted under the Company's stock option plans which is expected to be recognized over a period of 4 years. The fair value of the unvested options computed under SFAS 123R was estimated at the time the options were granted using the Black-Scholes option pricing model, and is being recognized over the vesting period of the options. The following weighted-average assumptions were used for 2005: risk-free interest rate of five percent; volatility factors of the expected market price of the Company’s Common Shares of .659; an expected life of the option of seven years. The dividend yield used in the calculation was zero percent. The weighted average fair value on the date of grant was $6.77. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

The following illustrates the effect on net income available to common stockholders if the Company had applied the fair value recognition provisions of SFAS 123R in 2005:

Net income reported	$5,095,951
Compensation expense, net of tax	(305,192)
Pro forma net income	$4,790,759
Basic income per share	$0.84
Compensation expense, net of tax	(0.05)
Pro forma basic income per share	$0.79
Diluted income per share	$0.83
Compensation expense, net of tax	(0.05)
Pro forma diluted income per share	$0.78

On February 8, 2007, the Compensation & Long-Term Incentive Committee of the Board of Directors of the Company approved stock grants under the Company’s 2005 Stock Awards Plan, which was approved by shareholders at the April 28, 2005 Annual Meeting. On February 12, 2007, 22,510 shares, with a market price of $25.00 per share, were granted under the Plan to certain management employees of the Company. The stock awards vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant. In order for the awards to vest, the employee must be in the continuous employment of the Company since the date of the award. Any portion of an award that has not vested is forfeited upon termination of employment. The Company may terminate any portion of the award that has not vested upon an employee’s failure to comply with all conditions of the award or the Plan. Shares representing awards that have not yet vested are held in escrow by the Company. An employee is not entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable. Compensation expense totaling $555,000, before income taxes of approximately

$189,000, is being charged against earnings equally over the following 60 months from the date of grant with the offset recorded in Shareholders’ Equity. Compensation cost charged against income after taxes for the options was approximately $99,000, $65,000 after income taxes of $34,000, or $.01 per share, for the year ended December 29, 2007. As of December 29, 2007, there was $456,000 of total unrecognized compensation cost related to unvested stock grants under the Company's stock grants Plan. (See Note T)

Note K Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows at the respective year ends:

(Amounts in thousands)	2007	2006

Deferred tax assets:
Inventory valuation reserves	$1,125	$1,042
Allowance for doubtful accounts	449	401
Inventory capitalization	577	555
Environmental reserves	237	248
Other	423	-
Total deferred tax assets	2,811	2,246
Deferred tax liabilities:
Tax over book depreciation and amortization	2,895	2,772
Prepaid expenses	142	465
Other	-	916
Total deferred tax liabilities	3,037	4,153
Net deferred tax liabilities	$(226)	$(1,907)

Significant components of the provision for and (benefits from) income taxes for continuing operations are as follows:

(Amounts in thousands)	2007	2006	2005
Current:
Federal	$5,324	$4,001	$1,696
State	456	341	335
Total current	5,780	4,342	2,031
Deferred:
Federal	(538)	1	84
State	(43)	13	16
Total deferred	(581)	14	100
Total	$5,199	$4,356	$2,131

The reconciliation of income tax computed at the U. S. federal statutory tax rates to income tax expense for continuing operations is:

(Amounts in thousands)	2007		2006		2005
	Amount	%	Amount	%	Amount	%

Tax at US statutory rates	$5,273	34.4%	$4,087	34.2%	$2,475	34.0%
State income taxes, net of
Federal tax benefit	271	1.8%	205	1.7%	221	3.0%
Changes in contingent
tax reserves	(151)	(1.0%)	259	2.2%	(501)	(6.8%)
Manufacturing exemption	(340)	(2.2%)	(131)	(1.1%)	(34)	(.5%)
Other, net	146	.9%	(64)	(.6%)	(30)	(.4%)
Total	$5,199	33.9%	$4,356	36.4%	$2,131	29.3%

Income tax payments of approximately $5,757,000, $4,935,000 and $301,000 were made in 2007, 2006 and 2005, respectively. The Company has South Carolina state net operating loss carryforwards of approximately $40,200,000 at December 29, 2007, which expire between the years 2017 to 2026, and $38,400,000 at December 30, 2006. Since the likelihood of recognizing these carryforwards is remote, they have been fully reserved in the financial statements.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes,” at the beginning of fiscal year 2007. As a result of the implementation the Company recognized a $995,000 decrease to reserves for uncertain tax positions. This decrease was accounted for as an adjustment to the beginning balance of retained earnings on the Balance Sheet. Including the cumulative effect decrease, at the beginning of 2007, the Company had approximately $350,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. During 2007, the Company recognized $151,000 of these benefits or $.02 per share, leaving $199,000 accrued at December 29, 2007.The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters and substantially all material state and local income tax matters for years through 2002. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $89,000 accrued for interest and $0 accrued for penalties at December 29, 2007.

Note L Benefit Plans and Collective Bargaining Agreements

The Company has a 401(k) Employee Stock Ownership Plan covering all non-union employees. Employees may contribute to the Plan up to 100 percent of their salary with a maximum of $15,500 for 2007. Under EGTRRA, employees who are age 50 or older may contribute an additional $5,000 per year for a maximum of $20,500 for 2007. Contributions by the employees are invested in one or more funds at the direction of the employee; however, employee contributions cannot be invested in Company stock. Contributions by the Company are made in cash and then used by the Plan Trustee to purchase Synalloy stock. The Company contributes on behalf of each eligible participant a matching contribution equal to a percentage which is determined each year by the Board of Directors. For 2007 the maximum was four percent. The matching contribution is allocated weekly. Matching contributions of approximately $338,000, $319,000 and $321,000 and were made for 2007, 2006 and 2005, respectively. The Company may also make a discretionary contribution, which shall be distributed to all eligible participants regardless of whether they contribute to the Plan. No discretionary contributions were made to the Plan in 2007, 2006 and 2005. The Company also contributes to union-sponsored defined contribution retirement plans. Contributions relating to these plans were approximately $737,000, $595,000 and $515,000 for 2007, 2006 and 2005, respectively.

The Company has three collective bargaining agreements at its Bristol, Tennessee facility. The number of employees of the Company represented by these unions is 282, or 59 percent. They are represented by two locals affiliated with the AFL-CIO and one local affiliated with the Teamsters. Collective bargaining contracts will expire in February 2009, December 2009 and March 2010.

Note M Leases

The Company’s Specialty Chemicals Segment leases a warehouse facility in Dalton Georgia, and in addition, the Company leases various manufacturing and office equipment at each of its locations, all under operating leases. The amount of future minimum lease payments under the operating leases are as follows: 2008 - $103,000; 2009 - $87,000; 2010 - $79,000; and 2011 - $34,000. Rent expense related to operating leases was $104,000, $107,000 and $124,000 in 2007, 2006 and 2005, respectively. The Company does not have any leases that are classified as capital leases for any of the periods presented in the financial statements.

Note N Contingencies

The Company is from time-to-time subject to various claims, other possible legal actions for product liability and other damages, and other matters arising out of the normal conduct of the Company’s business. Other than the environmental contingencies discussed in Note G, management is not currently aware of any asserted or unasserted material liabilities.

Note O Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	2007	2006	2005

Numerator:
Net income from continuing operations	$10,124,764	$7,608,154	$5,147,364

Denominator:
Denominator for basic earnings per
share - weighted average shares	6,211,639	6,122,195	6,068,324
Effect of dilutive securities:
Employee stock options and stock grants	84,272	112,092	70,775
Denominator for diluted earnings per
share - weighted average shares	6,295,911	6,234,287	6,139,099

Basic income per share	$1.63	$1.24	$.85

Diluted income per share	$1.60	$1.22	$.84

The diluted earnings per share calculations exclude the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. The Company had 68,981, 170,058 and 260,775 weighted average shares of common stock which were not included in the diluted earnings per share calculation as their effect was anti-dilutive in 2007, 2006 and 2005, respectively.

Note P Industry Segments

The Company operates in two principal industry segments: metals and specialty chemicals. The Company identifies such segments based on products and services. The Metals Segment consists of Synalloy Metals, Inc. a wholly-owned subsidiary which owns 100 percent of Bristol Metals, LLC. The Metals Segment manufactures welded stainless steel pipe and highly specialized products, most of which are custom-produced to individual orders, required for corrosive and high-purity processes used principally by the chemical, petrochemical, pulp and paper, wastewater treatment and LNG industries. Products include piping systems and a variety of other components. The Specialty Chemicals Segment consists of Manufacturers Soap and Chemical Company, a wholly owned subsidiary which owns 100 percent of Manufacturers Chemicals, LLC, and Blackman Uhler Specialties, LLC, Organic Pigments, LLC and SFR, LLC, all of which are wholly-owned subsidiaries of the Company. The Specialty Chemicals Segment manufactures a wide variety of specialty chemicals, pigments and dyes for the carpet, chemical, paper, metals, photographic, pharmaceutical, agricultural, fiber, paint, textile, automotive, petroleum, cosmetics, mattress, furniture and other industries.

Operating profit is total revenue less operating expenses, excluding interest expense and income taxes of the continuing operations. Identifiable assets, all of which are located in the United States, are those assets used in operations by each Segment. Centralized data processing and accounting expenses are allocated to the two Segments based upon estimates of their percentage of usage. Unallocated corporate expenses include environmental charges of $507,000, $438,000 and $821,000 for 2007, 2006 and 2005 respectively. (See Note G) Corporate assets consist principally of cash, certain investments, and property and equipment.

The Metals Segment had one domestic customer (Hughes Supply, Inc.) that accounted for approximately 12, 15 and 11 percent of the Metals Segment’s revenues in 2007, 2006 and 2005, respectively, and approximately ten percent of the Company’s consolidated revenues in 2006. The Segment also had one domestic customer that accounted for approximately 14 percent of the Segment’s revenues in 2006, and less than ten percent for 2007 and 2005. Loss of either of these customers’ revenues would have a material adverse effect on both the Metals Segment and the Company.

The Specialty Chemicals Segment had one domestic customer that accounted for approximately 13 percent of the Segment’s revenues in 2007, 2006 and 2005. The Segment also had one domestic customer that accounted for approximately ten and 13 percent of the Segment’s revenues in 2007 and 2006, respectively, and less than ten percent in 2005. Loss of either of these customers’ revenues would have a material adverse effect on the Specialty Chemicals Segment.

Segment Information:

(Amounts in thousands)	2007	2006	2005
Net sales
Metals Segment	$126,219	$102,822	$86,053
Specialty Chemicals Segment	52,066	49,225	45,355
	$178,285	$152,047	$131,408
Operating income
Metals Segment	$16,388	$11,612	$6,815
Specialty Chemicals Segment	2,777	2,644	1,639
	19,165	14,256	8,454
Less unallocated corporate expenses	2,708	2,094	2,042
Gain from sale of property and plant	-	(596)	-
Operating income	16,457	12,758	6,412
Other expense, net	1,133	794	(866)
Income from continuing operations	$15,324	$11,964	$7,278

Identifiable assets
Metals Segment	$62,463	$58,552
Specialty Chemicals Segment	27,318	24,702
Corporate	6,840	6,103
	$96,621	$89,357
Depreciation and amortization
Metals Segment	$1,519	$1,543	$1,395
Specialty Chemicals Segment	986	893	997
Corporate	129	236	470
	$2,634	$2,672	$2,862
Capital expenditures
Metals Segment	$2,222	$1,913	$2,635
Specialty Chemicals Segment	2,128	1,172	534
Corporate	136	7	77
	$4,486	$3,092	$3,246
Geographic sales
United States	$173,144	$148,572	$126,676
Elsewhere	5,141	3,475	4,732
	$178,285	$152,047	$131,408

Note Q Quarterly Results (Unaudited)

The following is a summary of quarterly operations for 2007 and 2006:

(Amount in thousands exept for per share data)	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2007
Net sales	$44,398	$43,941	$51,515	$38,431
Gross profit	8,820	8,312	6,977	4,054
Net income	3,525	3,196	2,260	1,144
Per common share
Basic	.57	.51	.36	.18
Diluted	.56	.50	.36	.18

2006
Net sales	$36,162	$36,729	$39,097	$40,059
Gross profit	3,999	5,269	6,209	7,247
Net income	698	1,498	2,409	3,003
Per common share
Basic	.11	.24	.39	.49
Diluted	.11	.24	.39	.48

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

In May 2005, the Company entered into a derivative transaction to hedge the price of nickel, a component of stainless steel raw materials. The futures contract covered approximately 100 metric tonnes of nickel and expired on December 1, 2005. The Company paid $406,000 under the contract which was offset by the difference in the price paid for the nickel surcharge component of the raw materials being hedged, and therefore was added to the cost of the raw materials. There were no outstanding hedging contracts on nickel commodities at December 29, 2007 or December 30, 2006.

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

As a result of the sale of the dye business in 2004, the Company has discontinued the operations of BU Colors and has presented the financial information of BU Colors as discontinued operations. In December of 2004, the Company completed an impairment assessment in accordance with FAS No. 144, on the plant and equipment located at the Spartanburg facility related to the BU Colors operations. As a result, the Company recognized an impairment charge of $581,000 in 2004 from the write-down of plant and equipment. There were no assets in the discontinued operations at the end of 2005. For the year ended December 31, 2005, the discontinued operations had sales of $1,586,000, gross profits of $312,000, an operating loss of $35,000, interest expense of $38,000 for a total loss from discontinued operations of $73,000.

Note T Subsequent Events

On February 7, 2008, the Board of Directors of the Company voted to pay an annual dividend of $.25 per share payable on March 7, 2008 to holders of record on February 21, 2008, for a total cash payment of $1,560,000. The Board presently plans to review at the end of each fiscal year the financial performance and capital needed to support future growth to determine the amount of cash dividend, if any, which is appropriate.

On February 6, 2008, the Compensation & Long-Term Incentive Committee of the Board of Directors of the Company approved stock grants under the Company’s 2005 Stock Awards Plan. On February 12, 2008, 11,480 shares, with a market price of $16.35 per share, were granted under the Plan to certain management employees of the Company. The stock awards will vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant. In order for the awards to vest, the employee must be in the continuous employment of the Company since the date of the award. Any portion of an award that has not vested will be forfeited upon termination of employment. The Company may terminate any portion of the award that has not vested upon an employee’s failure to comply with all conditions of the award or the Plan. Shares representing awards that have not yet vested will be held in escrow by the Company. An employee will not be entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable. Compensation expense totaling $188,000, before income taxes of approximately $64,000, will be recorded against earnings equally over the following 60 months from the date of grant with the offset recorded in Shareholders’ Equity. (See Note J)

Report of Management

The accompanying financial statements have been prepared in conformity with U. S. generally accepted accounting principles and the financial statements for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 have been audited by Dixon Hughes PLLC, Independent Registered Public Accounting Firm. Management of the Company assumes responsibility for the accuracy and reliability of the financial statements. In discharging such responsibility, management has established certain standards which are subject to continuous review and are monitored through the Company's financial management. The Board of Directors pursues its oversight role for the financial statements through its Audit Committee which consists of independent directors. The Audit Committee meets on a regular basis with representatives of management and Dixon Hughes PLLC.

Management’s Annual Report On Internal Control Over Financial Reporting

Management of the Company is responsible for preparing the Company’s annual consolidated financial statements and for establishing and maintaining adequate internal control over financial reporting for the Company.  Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 29, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management believes that the Company's internal control over financial reporting as of December 29, 2007 was effective.

The Company’s registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Synalloy Corporation

We have audited the accompanying consolidated balance sheets of Synalloy Corporation (the “Company”) and subsidiaries as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 29, 2007. Our audit also included the financial statement schedule listed in Item 15(a)2 to the Company’s Annual Report on Form 10-K. We also have audited the Company’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synalloy Corporation and subsidiaries as of December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Synalloy Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note K to the consolidated financial statements, in 2007 the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" an interpretation of FASB 109.

/s/ Dixon Hughes PLLC
Charlotte, NC
March 6, 2008

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A Controls and Procedures

Disclosure Controls and Procedures

Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the period covered by this annual report, were effective.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting and the attestation report of the Company’s registered public accounting firm on the Company’s internal control over financial reporting are set forth at the conclusion of the Company’s consolidated statements set forth in Item 8 of this Form 10-K. There has been no change in the Company's internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B Other Information

Not applicable

PART III

Item 10 Directors, Executive Officers and Corporate Governance

The information set forth under the captions "Election of Directors," "Executive Officers,” and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement to be used in connection with its Annual Meeting of Shareholder to be held April 24 2008 (the "Proxy Statement") is incorporated herein by reference.

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

Audit Committee Financial Expert. The Company's Board of Directors has determined that the Company has at least one "audit committee financial expert," as that term is defined by Item 407(d)(5) of Regulation S-K promulgated by the Securities and Exchange Commission, serving on its Audit Committee. Mr. Carroll D. Vinson meets the terms of the definition and is independent, as independence is defined for audit committee members in the rules of the NASDAQ Global Market. Pursuant to the terms of Item 407(d) of Regulation S-K, a person who is determined to be an "audit committee financial expert" will not be deemed an expert for any purpose as a result of being designated or identified as an "audit committee financial expert" pursuant to Item 407(d), and such designation or identification does not impose on such person any duties, obligations or liability that are greater than the duties, obligations or liability imposed on such person as a member of the Audit Committee and Board of Directors in the absence of such designation or identification. Further, the designation or identification of a person as an "audit committee financial expert" pursuant to Item 407(d) does not affect the duties, obligations or liability of any other member of the Audit Committee or Board of Directors.

Item 11 Executive Compensation

The information set forth under the captions “Board of Directors and Committees--Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee

Report,” and "Compensation of Directors and Officers" in the Proxy Statement is incorporated herein by reference. The Compensation Committee Report shall not, however, be deemed filed or incorporated by reference into any filing under the Securities Act of 1933 or any filing under the Securities Exchange Act of 1934, except to the extent specifically incorporated by reference therein.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions "Beneficial Owners of More Than Five Percent of the Company's Common Stock" and "Security Ownership of Management" in the Proxy Statement is incorporated by reference.

Equity Compensation Plan Information. The following table sets forth aggregated information as of December 29, 2007 about all of the Company's equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(c)) (2))
Equity compensation plans approved by security holders	130,743	$8.51	507,100
Equity compensation plans not approved by security holders	-	-	-
Total	130,743	$8.51	507,100

(1)	Represents shares remaining available for issuance under the 1998 Stock Option Plan and the 2005 Stock Awards Plan.

Non-employee directors are paid an annual retainer of $35,000, and each director has the opportunity to elect to receive $15,000 of the retainer in restricted stock. For 2007, each director elected to receive $15,000 of the annual retainer in restricted stock. The number of restricted shares is determined by the average of the high and low stock price on the day prior to the Annual Meeting of Shareholders. For 2007, each non-employee director received 389 shares of restricted stock (an aggregate of 1,945 shares), issuance of the shares granted to the directors is not registered under the Securities Act of 1933 and the shares are subject to forfeiture in whole or in part upon the occurrence of certain events. The above table does not reflect these shares issued to non-employee directors.

Item 13 Certain Relationships and Related Transactions

The information set forth under the captions “Board of Directors and Committees -- Related Party Transactions” and “--Director Independence” in the Proxy Statement is incorporated therein by reference.

Item 14 Principal Accountant Fees and Services

The information set forth under the captions "Independent Registered Public Accounting Firm - Fees Paid to Independent Auditors" and "--Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm" in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15 Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:
	1.	Financial Statements: The following consolidated financial statements of Synalloy Corporation are included in Item 8:
Consolidated Balance Sheets at December 29, 2007 and December 30, 2006
Consolidated Statements of Operations for the years ended December 29, 2007, December 30, 2006 and December 31, 2005
Consolidated Statements of Shareholders' Equity for the years ended December 29, 2007, December 30, 2006 and December 31, 2005
Consolidated Statements of Cash Flows for the years ended December 29, 2007, December 30, 2006 and December 31, 2005
Notes to Consolidated Financial Statements
	2.	Financial Statements Schedules: The following consolidated financial statements schedule of Synalloy Corporation is included in Item 15:
Schedule II - Valuation and Qualifying Accounts for the years ended December 29, 2007, December 30, 2006 and December 31, 2005

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

	3.	Listing of Exhibits:
See "Exhibit Index"

Schedule II Valuation and Qualifying Accounts

Column A	Column B	Column C	Column D	Column E
	Balance at	Charged to		Balance at
	Beginning	Cost and	Deductions	End of
Description	of Period	Expenses	(1)	Period
Year ended December 29, 2007
Deducted from asset account:
Allowance for doubtful accounts	$1,114,000	$229,000	$107,000	$1,236,000

Year ended December 30, 2006
Deducted from asset account:
Allowance for doubtful accounts	$1,039,000	$315,000	$240,000	$1,114,000

Year ended December 31, 2005
Deducted from asset account:
Allowance for doubtful accounts	$678,000	$512,000	$151,000	$1,039,000

(1) Allowances, uncollected accounts and credit balances written off against reserve, net of recoveries.

 Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By /s/ Ronald H. Braam Ronald H. Braam Chief Executive Officer	March 12, 2008 Date
By /s/ Gregory M. Bowie Gregory M. Bowie Chief Financial Officer	March 12, 2008 Date

SYNALLOY CORPORATION
Registrant

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ James G. Lane, Jr. James G. Lane, Jr. Chairman of the Board	March 12, 2008 Date
By /s/ Sibyl N. Fishburn Sibyl N. Fishburn Director	March 12, 2008 Date
By /s/ Carroll D. Vinson Carroll D. Vinson Director	March 12, 2008 Date
By /s/ Murray H. Wright Murray H. Wright Director	March 12, 2008 Date
By /s/ Craig C. Bram Craig C. Bram Director	March 12, 2008 Date

Index to Exhibits

Exhibit No. from Item 601 of Regulation S-B	Description
3.1	Restated Certificate of Incorporation of Registrant, as amended, incorporated by reference to Registrant's Form 10-Q for the period ended April 2, 2005
3.2	Bylaws of Registrant, as amended, incorporated by reference to Registrant's Form 10-Q for the period ended March 31, 2001 (the "first quarter 2001 Form 10-Q")
4.1	Form of Common Stock Certificate, incorporated by reference to the first quarter 2001 Form 10-Q
4.2
Rights Agreement, dated as of February 4, 1999, as amended May 22, 2000, between registrant and American Stock Transfer and Trust Company, incorporated by reference to exhibits to Registrant's Form 8-K filed May 22, 2000 and Form 8-A filed March 29, 1999

10.1	Synalloy Corporation 1988 Long-Term Incentive Stock Plan, incorporated by reference to the first quarter 2001 Form 10-Q
10.2	Synalloy Corporation Restated 1994 Non-Employee Directors' Stock Option Plan, incorporated by reference to the first quarter 2001 Form 10-Q
10.3	Synalloy Corporation 1998 Long-Term Incentive Stock Plan, incorporated by reference to the first quarter 2001 Form 10-Q
10.4	Registrant's Subsidiary and Divisional Management Incentive Plan, as restated, effective January 2, 2006, incorporated by reference to Registrant's Form 10-K for the year ended December 30, 2006
10.5	Synalloy Corporation 2005 Stock Awards Plan, incorporated by reference to the Proxy Statement for the 2005 Annual Meeting of Shareholders
10.6	Credit Agreement, dated as of December 13, 2005, between Registrant and Carolina First Bank, incorporated by reference to Registrant's Form 10-K for the year ended December 30, 2006
10.7	Amended Salary Continuation Agreement, dated February 6, 2003, between Registrant and Ronald H. Braam, incorporated by reference to the Form 10-K for the year ended January 3, 2004
10.8	Employment Agreement, dated January 1, 2006, between Registrant and Ronald H. Braam, incorporated by reference to Registrant's Form 10-K for the year ended December 30, 2006
10.9	Amendment 1 to the Synalloy Corporation 2005 Stock Awards Plan
10.10
Agreement between Registrant’s Bristol Metals, L. P. subsidiary and the United Steelworkers of America Local 4586, dated December 9, 2004, incorporated by reference to the Form 10-K for the year ended January 1, 2005

10.11
Agreement between Registrant’s Bristol Metals, L. P. subsidiary and the United Association of Journeymen and Apprentices of the Plumbing and Pipe Fitting Industry of the United States and Canada Local Union No. 538, dated February 16, 2004, incorporated by reference to the Form 10-K for the year ended December 31, 2005

21	Subsidiaries of the Registrant, incorporated by reference to the Form 10-K for the year ended December 30, 2006
31	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32	Certifications Pursuant to 18 U.S.C. Section 1350