Form 10-K/A
period 2007-12-29
SYNALLOY CORP
filed 2008-04-16
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
Form 10-K/A (Amendment No. 1)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)
    Large accelerated Filer __           Accelerated filer X           Non-accelerated filer __         Smaller reporting company __
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

EXPLANATORY NOTE

Synalloy Corporation is filing this amendment to its Annual Report on Form 10-K for the fiscal year ended December 29, 2007, originally filed with the Securities and Exchange Commission on March 12, 2008, solely for the purpose of filing a revised Exhibit 31.  The Certifications pursuant to 17 C.F.R. 13a-14(a) of the Registrant’s Chief Executive Officer and Chief Financial Officer originally filed with the Form 10-K inadvertently omitted additional language in Item 4 of such certifications that the Registrant was required to include for the first time in 2007.  The attached revised Exhibit 31 Certifications are intended to relate back to the original filing date of the Form 10-K.  The remainder of the Form 10-K remains unchanged.

 Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

By /s/ Ronald H. Braam Ronald H. Braam Chief Executive Officer	April 16, 2008 Date
By /s/ Gregory M. Bowie Gregory M. Bowie Chief Financial Officer	April 16, 2008 Date

Index to Exhibits

Exhibit No. from Item 601 of Regulation S-B	Description
3.1	Restated Certificate of Incorporation of Registrant, as amended, incorporated by reference to Registrant's Form 10-Q for the period ended April 2, 2005
3.2	Bylaws of Registrant, as amended, incorporated by reference to Registrant's Form 10-Q for the period ended March 31, 2001 (the "first quarter 2001 Form 10-Q")
4.1	Form of Common Stock Certificate, incorporated by reference to the first quarter 2001 Form 10-Q
4.2
Rights Agreement, dated as of February 4, 1999, as amended May 22, 2000, between registrant and American Stock Transfer and Trust Company, incorporated by reference to exhibits to Registrant's Form 8-K filed May 22, 2000 and Form 8-A filed March 29, 1999

10.1	Synalloy Corporation 1988 Long-Term Incentive Stock Plan, incorporated by reference to the first quarter 2001 Form 10-Q
10.2	Synalloy Corporation Restated 1994 Non-Employee Directors' Stock Option Plan, incorporated by reference to the first quarter 2001 Form 10-Q
10.3	Synalloy Corporation 1998 Long-Term Incentive Stock Plan, incorporated by reference to the first quarter 2001 Form 10-Q
10.4	Registrant's Subsidiary and Divisional Management Incentive Plan, as restated, effective January 2, 2006, incorporated by reference to Registrant’s Form 10-K for the year ended December 30, 2006.
10.5	Synalloy Corporation 2005 Stock Awards Plan, incorporated by reference to the Proxy Statement for the 2005 Annual Meeting of Shareholders
10.6	Credit Agreement, dated as of December 13, 2005, between Registrant and Carolina First Bank, incorporated by reference to Registrant’s Form 10-K for the year ended December 30, 2006
10.7	Amended Salary Continuation Agreement, dated February 6, 2003, between Registrant and Ronald H. Braam, incorporated by reference to the Form 10-K for the year ended January 3, 2004
10.8	Employment Agreement, dated January 1, 2006, between Registrant and Ronald H. Braam, incorporated by reference to Registrant’s Form 10-K for the year ended December 30, 2006
10.9	Amendment 1 to the Synalloy Corporation 2005 Stock Awards Plan
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

21	Subsidiaries of the Registrant, incorporated by reference to the Form 10-K for the year ended December 30, 2006
31	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32	Certifications Pursuant to 18 U.S.C. Section 1350 (previously filed)