Form 10-Q
period 2008-03-29
SYNALLOY CORP
filed 2008-05-09
CIK 95953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2008

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
Yes (X)       No (  )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated file or a smaller reporting company. See definition of Large accelerated filer,”  "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one)

Larger accelerated filer ( )	Accelerated filer (X)
Non-accelerated filer ( ) (Do not check if a smaller reporting company)	Smaller reporting company ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  (  )    No  (X)

The number of shares outstanding of the registrant's common stock as of May 9, 2008 was 6,247,536.

Synalloy Corporation
Index

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Condensed consolidated balance sheets - March 29, 2008 and December 29, 2007
Condensed consolidated statements of income - Three months ended March 29, 2008 and March 31, 2007
Condensed consolidated statements of cash flows - Three months ended March 29, 2008 and March 31, 2007
Notes to condensed consolidated financial statements - March 29, 2008
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6.	Exhibits
Signatures and Certifications

Item 1. FINANCIAL STATEMENTS
Synalloy Corporation
Condensed Consolidated Balance Sheets	Mar 29, 2008	Dec 29, 2007
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$25,936	$28,269
Accounts receivable, less allowance
for doubtful accounts	27,834,141	19,887,556
Inventories
Raw materials	12,399,573	9,218,395
Work-in-process	21,502,184	28,824,639
Finished goods	12,228,426	10,758,064
Total inventories	46,130,183	48,801,098

Deferred income taxes	2,424,949	2,284,000
Prepaid expenses and other current assets	321,808	433,250
Total current assets	76,737,017	71,434,173

Cash value of life insurance	2,817,500	2,805,500
Property, plant & equipment, net of accumulated
depreciation of $41,103,000 and $40,374,000	21,261,580	20,858,606
Deferred charges and other assets	1,510,457	1,523,021

Total assets	$102,326,554	$96,621,300

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$466,667	$466,667
Accounts payable	13,100,747	13,029,172
Accrued expenses	9,103,907	10,772,331
Current portion of environmental reserves	512,018	467,371
Income taxes payable	749,841	-
Total current liabilities	23,933,180	24,735,541

Long-term debt	16,270,500	10,246,015
Environmental reserves	580,000	580,000
Deferred compensation	399,475	409,462
Deferred income taxes	2,637,000	2,510,000

Shareholders' equity
Common stock, par value $1 per share - authorized
12,000,000 shares; issued 8,000,000 shares	8,000,000	8,000,000
Capital in excess of par value	555,065	532,860
Retained earnings	65,409,689	65,113,597
Less cost of Common Stock in treasury:
1,757,259 and 1,762,695 shares	(15,458,355)	(15,506,175)
Total shareholders' equity	58,506,399	58,140,282

Total liabilities and shareholders' equity	$102,326,554	$96,621,300
Note: The balance sheet at December 29, 2007 has been derived from the audited consolidated financial statements at that date.
See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Income
(Unaudited)
	Three Months Ended
	Mar 29, 2008	Mar 31, 2007

Net sales	$50,974,023	$44,398,288

Cost of goods sold	44,674,826	35,578,911

Gross profit	6,299,197	8,819,377

Selling, general and administrative expense	3,154,961	3,344,809

Operating income	3,144,236	5,474,568
Other (income) and expense
Interest expense	332,279	208,803
Other, net	(2,429)	(1,029)

Income before income taxes	2,814,386	5,266,794

Provision for income taxes	952,000	1,742,000

Net income	$1,862,386	$3,524,794

Net income per common share:
Basic	$.30	$.57

Diluted	$.30	$.56

Weighted average shares outstanding:
Basic	6,239,976	6,162,110
Dilutive effect from stock
options and grants	41,083	132,443
Diluted	6,281,059	6,294,553

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)	Three Months Ended
	Mar 29, 2008	Mar 31, 2007
Operating activities
Net income	$1,862,386	$3,524,794
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation expense	777,406	767,533
Amortization of deferred charges	12,564	13,731
Deferred income taxes	(5,898)	(504,000)
Provision for losses on accounts receivable	149,407	117,467
Gain on sale of property, plant and equipment	(1,200)	-
Cash value of life insurance	(12,000)	(12,000)
Environmental reserves	44,647	(1,573)
Employee stock option and grant compensation	51,655	33,641
Changes in operating assets and liabilities:
Accounts receivable	(8,095,992)	(124,322)
Inventories	2,670,915	2,363,402
Other assets and liabilities	(96,933)	(28,283)
Accounts payable	71,575	(1,463,054)
Accrued expenses	(1,668,424)	675,887
Income taxes payable	940,178	725,563

Net cash (used in) provided by operating activities	(3,299,714)	6,088,786

Investing activities
Purchases of property, plant and equipment	(1,180,380)	(1,459,196)
Proceeds from sale of property, plant and equipment	1,200	-
Net cash used in investing activities	(1,179,180)	(1,459,196)

Financing activities
Net proceeds from (payments on) long-term debt	6,024,485	(4,023,707)
Dividends paid	(1,566,294)	(927,189)
Capital contributed	-	20,340
Excess tax benefits from Stock Grant Plan	13,720	-
Proceeds from exercised stock options	4,650	281,923
Net cash provided by (used in) financing activities	4,476,561	(4,648,633)

Decrease in cash and cash equivalents	(2,333)	(19,043)
Cash and cash equivalents at beginning of period	28,269	21,413

Cash and cash equivalents at end of period	$25,936	$2,370

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Notes To Condensed Consolidated Financial Statements
(Unaudited)

March 29, 2008

NOTE 1-- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 29, 2008, are not necessarily indicative of the results that may be expected for the year ending January 3, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended December 29, 2007.

NOTE 2--INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.

NOTE 3--STOCK OPTIONS AND EMPLOYEE STOCK GRANTS

The Company has three stock option plans in effect at March 29, 2008. A summary of plan activity for 2008 is as follows:

	Weighted		Weighted
	Average		Average	Intrinsic
	Exercise	Options	Contractual	Value of	Options
	Price	Outstanding	Term	Options	Available
			(in years)
At December 29, 2007	$8.51	130,743	4.6	$1,198,000	207,100
Exercised	$4.65	(1,000)		$8,550
At March 29, 2008	$8.54	129,743	4.4	$471,930	207,100

Exercisable options	$8.12	100,289	3.7	$407,131

				Grant Date
Options expected to vest:				Fair Value
At December 29, 2007	$9.96	43,454	7.1	$6.77
Vested in the quarter	$9.96	(14,000)
At March 29, 2008	$9.96	29,454	6.9	$6.77

Synalloy Corporation
Notes To Condensed Consolidated Financial Statements
(Unaudited)

March 29, 2008

During the first quarter of 2008, options for 1,000 shares were exercised by employees and directors for an aggregate exercise price of $4,650. Stock options compensation cost has been charged against income before taxes for the unvested options of $19,000 for the three months ended March 29, 2008 and March 31, 2007. As of March 29, 2008, there was $139,000 of total unrecognized compensation cost related to non-vested stock options granted under the Company's stock option plans which is expected to be recognized over a period of three years.

The Company has a Stock Awards Plan in effect at March 29, 2008. A summary of plan activity for 2008 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding at December 29, 2007	22,180	$25.00

Granted	11,480	$16.35
Vested	(4,436)	$25.00
Forfeited or expired	(3,040)	$21.24

Outstanding at March 29, 2008	26,184	$21.64

On February 6, 2008, the Board of Directors of the Company approved stock grants under the Company’s 2005 Stock Awards Plan, which was approved by shareholders at the April 28, 2005 Annual Meeting. On February 12, 2008, 11,480 shares were granted under the Plan to certain management employees of the Company. The stock awards vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant. In order for the awards to vest, the employee must be in the continuous employment of the Company since the date of the award. Any portion of an award that has not vested will be forfeited upon termination of employment. The Company may terminate any portion of the award that has not vested upon an employee’s failure to comply with all conditions of the award or the Plan. Shares representing awards that have not yet vested will be held in escrow by the Company. An employee is not entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable. Compensation costs charged against income totaled $33,000 and $15,000 before income taxes of $12,000 and $5,000 for the first quarter of 2008 and 2007, respectively, with the offset recorded in shareholders’ equity. As of March 31, 2008, there was $555,000 of total unrecognized compensation costs related to unvested stock grants under the Company’s Stock Awards Plan.

Synalloy Corporation
Notes To Condensed Consolidated Financial Statements
(Unaudited)

March 29, 2008

NOTE 4--INCOME TAXES

The Company had approximately $207,000 and $199,000 of total gross unrecognized tax benefits accrued at March 29, 2008 and December 29, 2007, respectively, that, if recognized, would favorably affect the effective income tax rate in any future periods. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters and substantially all material state and local income tax matters for years through 2002. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $97,000 and $89,000 accrued for interest and $0 accrued for penalties at March 29, 2008 and December 29, 2007, respectively.

NOTE 5--PAYMENT OF DIVIDENDS

On February 7, 2008, the Board of Directors of the Company voted to pay an annual dividend of $.25 per share payable on March 7, 2008 to holders of record on February 21, 2008, for a total of $1,566,000, and declared and paid a $.15 dividend for a total of $927,000 in the first quarter of 2007. The Board presently plans to review at the end of each fiscal year the financial performance and capital needed to support future growth to determine the amount of cash dividend, if any, which is appropriate.

NOTE 6--SEGMENT INFORMATION

	Three Months Ended
	Mar 29, 2008	Mar 31, 2007
Net sales
Specialty Chemicals Segment	$14,052,000	$12,445,000
Metals Segment	36,922,000	31,953,000
	$50,974,000	$44,398,000

Segment income
Specialty Chemicals Segment	$439,000	$607,000
Metals Segment	3,449,000	5,620,000
	3,888,000	6,227,000
Unallocated expenses
Corporate	744,000	752,000
Interest expense	332,000	209,000
Other income	(2,000)	(1,000)

Income before income taxes	$2,814,000	$5,267,000

Synalloy Corporation
Notes To Condensed Consolidated Financial Statements
(Unaudited)

March 29, 2008

NOTE 7 --FAIR VALUE DISCLOSURES

Effective December 30, 2007, the Company adopted Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements, and SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). SFAS 157 defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value that are not currently required to be measured at fair value. Accordingly, companies would then be required to report unrealized gains and losses on these items in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. There was no impact on the financial statements from the adoption of either of these Statements.

Effective December 30, 2007, the Company determines the fair values of its financial instruments based on the fair value hierarchy established in SFAS 157 which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs when measuring fair value. Level-1 measurements utilize quoted prices in active markets for identical assets or liabilities. The Company does not currently have any Level-1 assets or liabilities.  Level-2 measurements utilize observable inputs other than Level-1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company has a level-2 liability from its interest rate swap having a fair value of $336,000 and $195,000 at March 29, 2008 and December 29, 2007, respectively. Changes in its fair value are being recorded in current liabilities with corresponding offsetting entries to interest expense. Level-3 measurements utilize unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company does not currently have any material Level-3 assets or liabilities.

Synalloy Corporation

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion of certain significant factors that affected the Company during the quarter ended March 29, 2008.

Consolidated sales for the quarter increased 15 percent compared to the same period one year ago. The Company generated consolidated net income of $1,862,000, or $.30 per share compared to net earnings of $3,525,000, or $.56 per share, in the first quarter of 2007.

The Specialty Chemicals Segment experienced an increase in sales of 13 percent from the first quarter of 2007. The increase in revenues came primarily from several new products that were added during the last part of 2007, an increase in demand for contract manufacturing products, and increased selling prices on basic chemical products to pass on higher energy-related costs, partially offset by modestly lower pigment sales. Operating income declined 28 percent from the first quarter of 2007. Our pigment business accounted for almost the entire operating income decline in the quarter as the result of increased raw material costs we were unable to pass on to our customers, together with the modest sales decline. The significant sales increase in our other products was offset by lower profit margins primarily because of excess costs and inherent inefficiencies related to starting up several new contract manufacturing products coupled with certain higher material costs that we were unable to fully pass on. Profits improved as the quarter progressed with March generating 87 percent of operating income in the quarter.

The Metal Segment’s sales increased 16 percent in the first quarter of 2008 from the same quarter a year earlier and operating income declined 39 percent to $3,449,000. The sales increase resulted from an 89 percent increase in average selling prices partially offset by 39 percent lower unit volumes. The significant increase in first quarter selling prices reflects a change in product mix to larger pipe sizes, higher-priced alloys and a larger proportion of non-commodity products in the first quarter of 2008 compared to 2007’s first quarter. The decrease in unit volume resulted from a 68 percent decline in commodity pipe sales, partially offset by 94 percent higher piping systems unit volumes compared to a year earlier. The extremely weak sales of commodity pipe experienced in the last quarter of 2007, that was caused partially by Chinese pipe dumped into our market, continued into the first quarter of 2008 causing the big unit volume decrease in commodity pipe sales. The fluctuation in stainless steel surcharges, resulting primarily from the changes in nickel prices, has created uncertainty that causes distributors to continue to minimize inventories which also reduces demand. Although our non-commodity business in the first quarter was excellent, it was not enough to offset the negative impact on operating income of lower profits from commodity pipe compared to a year earlier. The much lower commodity pipe profits resulted from the weak sales combined with significant profits in the first quarter of 2007 generated from rising stainless steel prices that led to increased profit under our FIFO inventory method. Although stainless steel prices have fluctuated during the last six months, the overall change in prices has been modest, which led to little effect on profit from price level changes in the first quarter of 2008. Piping systems continued to experience the favorable impact of its strong backlog as operating income increased significantly in the first quarter of 2008 compared to a year earlier. The Segment experienced good improvement over the fourth quarter of 2007 as sales and operating income increased 45 percent and 78 percent, respectively on a five percent increase in unit volumes during the first quarter of 2008 compared to the fourth quarter of 2007. Piping systems’ backlog was $49,800,000 at the end of the first quarter of 2008 compared to $48,600,000 at the end of the first quarter of 2007.

Synalloy Corporation

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Consolidated selling and administrative expense for the first quarter of 2008 decreased $190,000 or six percent, compared to the first quarter of last year, and was six percent of sales for the quarter compared to eight percent for the same quarter last year.  The decline for the quarter resulted principally from lower profit incentives incurred in the first quarter of 2008 resulting from the lower profits earned in the quarter compared to last year’s first quarter.

The Company’s debt increased $6,024,000 as of the end of the first quarter of 2008 from the beginning of the year to provide funding for a $6,105,000 increase in working capital experienced during the first quarter. The working capital increase came primarily from the increase in accounts receivable generated by a 33 percent increase in first quarter sales compared to the fourth quarter of 2007. In addition, the Company paid a $1,566,000 cash dividend in the quarter.

The Specialty Chemicals Segment began 2008 experiencing difficult conditions during the first two months of the quarter. However, as discussed above, revenues and profits improved significantly in March. Management is hopeful that this favorable trend will continue, reflecting their efforts to generate new products, improve existing products, and compete in markets not as susceptible to foreign imports. Although disappointed with the pigment operation’s results over the last two quarters, steps are being taken to bring this operation’s profits back in line with the remainder of the Segment’s operations. If economic conditions do not deteriorate, we believe that the factors discussed above provide the opportunity for the Segment to improve profitability in the second quarter of 2008.

As a result of the significant increases in stainless steel pipe imported from China, the Metals Segment along with three other U.S. producers of stainless steel pipe and the United Steelworkers Union filed an unfair-trade case against China on Wednesday, January 30, 2008. It is the third case involving pipe and tube imports from China filed in the past six months. So far, preliminary U.S. Department of Commerce (“DOC”) findings have supported petitioners in the previous cases, although the U.S. International Trade Commission (“ITC”) has yet to weigh in with final injury determinations. On March 14, 2008 the ITC determined that there is a reasonable indication that our industry is materially injured or threatened with material injury by reason of imports of welded stainless steel pressure pipe from China that are allegedly subsidized and sold in the United States at less than fair value. As a result of the ITC's affirmative determinations, the DOC will continue to conduct its investigations of imports of welded stainless steel pressure pipe from China, with its preliminary countervailing duty determination due on or about June 30, 2008, and its preliminary antidumping determination due approximately 90 days later. Management believes China is exporting pipe from excess capacity at dumped and subsidized prices into the US market. We anticipate action by the ITC and the DOC should reduce import activity and help stabilize pricing for commodity pipe. The factors discussed above continue to generate uncertainty for the performance of commodity pipe going into the second quarter of 2008. Stainless steel surcharges, which are determined two months in advance of when they become effective, have continued to fluctuate. It is difficult to predict distributor demand but after several months of reduced activity, we anticipate that distributor activity should pick up during the second quarter of 2008. As the result of stronger sales in March, unit volume sales of commodity pipe were up 42 percent in the first quarter of 2008 compared to the very depressed levels of the fourth quarter of 2007. This is encouraging but Management cannot yet consider it evidence of a longer term trend. Management is confident that the growth generated by our

Synalloy Corporation

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

non-commodity business in 2007 and the first quarter of 2008, including our significant piping systems business, should continue in the second quarter of 2008. Piping systems’ backlog, of which management expects about 85 percent to be completed over the next 12 months, should allow piping systems to continue to provide a higher level of sales and profits for the second quarter of 2008 as compared to the same period last year. Management continues to be optimistic about the piping systems business based on our current bidding activity for projects. With over 90 percent of the backlog coming from energy and water and wastewater treatment projects, management continues to be confident that it has positioned the Metals Segment to benefit from the long-term growth of these areas.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information about the Company’s exposure to market risk was disclosed in its Annual Report on Form 10-K for the year ended December 29, 2007, which was filed with the Securities and Exchange Commission on March 12, 2008. There have been no material quantitative or qualitative changes in market risk exposure since the date of that filing.

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

Synalloy Corporation

PART II: OTHER INFORMATION

Item 1A. Risk Factors.

There has been no material change in the risk factors as previously disclosed in the Company’s Form 10-K filed for the period ended December 29, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter ended March 29, 2008, the Registrant issued shares of common stock to the following classes of persons upon the exercise of options issued pursuant to the Registrant's 1998 Stock Option Plan. Issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering.

		Number of Shares	Aggregate Exercise
Date Issued	Class of Purchasers	Issued	Price

2/19/2008	Officers and employees	1,000	$4,650

Issuer Purchases of Equity Securities
			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as	that may yet be
Quarter		Average	Part of Publically	Purchased Under
Ended 2008	Total Number	Price Paid	Announced	the Plans
for the Period	of Shares (1)	per Share (1)	Plans or Programs	or Programs

	-	-	-	-

(1) This column reflects the surrender of previously owned shares of common stock to pay the exercise price in connection with the exercise of stock options.

Item 6.		Exhibits
The following exhibits are included herein:
	31	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
	32	Certifications Pursuant to 18 U.S.C. Section 1350

Synalloy Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNALLOY CORPORATION
(Registrant)

Date: May 9, 2008	By:	/s/ Ronald H. Braam
Ronald H. Braam
President and Chief Executive Officer

Date: May 9, 2008	By:	/s/ Gregory M. Bowie
Gregory M. Bowie
Vice President Finance and Chief Financial Officer