Form 10-Q
period 2008-06-28
SYNALLOY CORP
filed 2008-08-05
CIK 95953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 28, 2008

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
Yes  (  )    No  (X)

The number of shares outstanding of the registrant's common stock as of August 8, 2008 was 6,247,534.

Synalloy Corporation

Index

 PART I.                 FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Condensed consolidated balance sheets - June 28, 2008 and December 29, 2007
Condensed consolidated statements of income - Three and six months ended June 28, 2008 and June 30, 2007
Condensed consolidated statements of cash flows - Six months ended June 28, 2008 and June 30, 2007
Notes to condensed consolidated financial statements - June 28, 2008
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
Signatures and Certifications

PART I
Item 1. FINANCIAL STATEMENTS
Synalloy Corporation
Condensed Consolidated Balance Sheets	Jun 28, 2008	Dec 29, 2007
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$23,668	$28,269
Accounts receivable, less allowance
for doubtful accounts	26,524,677	19,887,556
Inventories
Raw materials	17,126,456	9,218,395
Work-in-process	18,497,406	28,824,639
Finished goods	11,722,072	10,758,064
Total inventories	47,345,934	48,801,098

Deferred income taxes	2,897,949	2,284,000
Prepaid expenses and other current assets	287,153	433,250
Total current assets	77,079,381	71,434,173

Cash value of life insurance	2,833,022	2,805,500
Property, plant & equipment, net of accumulated
depreciation of $41,890,000 and $40,374,000	21,423,271	20,858,606
Deferred charges and other assets	1,497,893	1,523,021

Total assets	$102,833,567	$96,621,300

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$466,667	$466,667
Accounts payable	19,530,059	13,029,172
Accrued expenses	8,881,967	10,772,331
Current portion of environmental reserves	495,635	467,371
Income taxes payable	763,037	-
Total current liabilities	30,137,365	24,735,541

Long-term debt	6,724,155	10,246,015
Environmental reserves	580,000	580,000
Deferred compensation	389,487	409,462
Deferred income taxes	2,974,000	2,510,000
Shareholders' equity
Common stock, par value $1 per share - authorized
12,000,000 shares; issued 8,000,000 shares	8,000,000	8,000,000
Capital in excess of par value	643,643	532,860
Retained earnings	68,801,109	65,113,597
Less cost of Common Stock in treasury:
1,752,466 and 1,762,695 shares	(15,416,192)	(15,506,175)
Total shareholders' equity	62,028,560	58,140,282

Total liabilities and shareholders' equity	$102,833,567	$96,621,300
Note: The balance sheet at December 29, 2007 has been derived from the audited consolidated financial statements at that date.
See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Income

(Unaudited)	Three Months Ended		Six Months Ended
	Jun 28, 2008	Jun 30, 2007	Jun 28, 2008	Jun 30, 2007

Net sales	$52,921,660	$43,940,977	$103,895,683	$88,339,265

Cost of goods sold	44,490,027	35,630,017	89,164,853	71,206,135

Gross profit	8,431,633	8,310,960	14,730,830	17,133,130

Selling, general and
administrative expense	3,265,088	3,138,415	6,420,049	6,486,017

Operating income	5,166,545	5,172,545	8,310,781	10,647,113

Other (income) and expense
Interest expense	21,277	262,369	353,556	471,172
Other, net	(2,153	(545)	(4,582	(1,574)

Income before income taxes	5,147,421	4,910,721	7,961,807	10,177,515

Provision for income taxes	1,756,000	1,715,000	2,708,000	3,457,000

Net income	$3,391,421	$3,195,721	$5,253,807	$6,720,515

Net income per common share:
Basic	$.54	$.51	$.84	$1.09

Diluted	$.54	$.50	$.84	$1.06

Weighted average shares outstanding:
Basic	6,246,165	6,210,877	6,243,070	6,186,493
Dilutive effect from stock
options and grants	48,962	134,221	44,853	125,005
Diluted	6,295,127	6,345,098	6,287,923	6,311,498

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)	Six Months Ended
	Jun 28, 2008	Jun 30, 2007
Operating activities
Net income	$5,253,807	$6,720,515
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation expense	1,564,723	1,539,267
Amortization of deferred charges	25,128	27,462
Deferred income taxes	(149,949)	(838,000)
Provision for losses on accounts receivable	453,066	245,922
Gain on sale of property, plant and equipment	(1,200)	-
Cash value of life insurance	(27,522)	(24,000)
Environmental reserves	28,264	9,443
Issuance of treasury stock for director fees	74,970	74,989
Employee stock option and grant compensation	107,458	80,681
Changes in operating assets and liabilities:
Accounts receivable	(7,090,187)	(191,729)
Inventories	1,455,164	(4,011,250)
Other assets and liabilities	(72,266)	(105,165)
Accounts payable	6,500,886	2,562,745
Accrued expenses	(1,890,364)	(294,157)
Income taxes payable	961,425	(1,106,637)

Net cash provided by operating activities	7,193,403	4,690,086

Investing activities
Purchases of property, plant and equipment	(2,129,388)	(2,375,513)
Proceeds from sale of property, plant and equipment	1,200	-

Net cash used in investing activities	(2,128,188)	(2,375,513)

Financing activities
Payments on long-term debt	(3,521,860)	(1,860,933)
Dividends paid	(1,566,294)	(927,189)
Capital contributed	-	20,340
Excess tax benefits from Stock Grant Plan	13,720	-
Proceeds from exercised stock options	4,618	440,716

Net cash used in financing activities	(5,069,816)	(2,327,066)

Decrease in cash and cash equivalents	(4,601)	(12,493)
Cash and cash equivalents at beginning of period	28,269	21,413

Cash and cash equivalents at end of period	$23,668	$8,920

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation

Notes To Condensed Consolidated Financial Statements
(Unaudited)

June 28, 2008

NOTE 1-- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 28, 2008, are not necessarily indicative of the results that may be expected for the year ending January 3, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended December 29, 2007.

NOTE 2--INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.

NOTE 3--STOCK OPTIONS AND EMPLOYEE STOCK GRANTS

The Company has three stock option plans in effect at June 28, 2008. A summary of plan activity for 2008 is as follows:

	Weighted		Weighted
	Average		Average	Intrinsic
	Exercise	Options	Contractual	Value of	Options
	Price	Outstanding	Term	Options	Available
			(in years)
At December 29, 2007	$8.51	130,743	4.6	$1,198,000	207,100
Exercised	$4.65	(1,000)		$8,550
Expired	$13.63	(1,500)
At June 28, 2008	$8.48	128,243	4.2	$839,000	207,100
Exercisable options	$8.04	98,789	3.5	$690,000

				Grant Date
Options expected to vest:				Fair Value
At December 29, 2007	$9.96	43,454	7.1	$6.77
Vested in first quarter	$9.96	(14,000)
At June 28, 2008	$9.96	29,454	6.6	$6.77

Synalloy Corporation

Notes To Condensed Consolidated Financial Statements
(Unaudited)

June 28, 2008

During the first six months of 2008, options for 1,000 shares were exercised by employees and directors for an aggregate exercise price of $4,618. There were no shares exercised during the second quarter of 2008.  Stock options compensation cost has been charged against income before taxes for the unvested options of $19,000 and $38,000 for the three and six months ended June 28, 2008, respectively, and the three and six months ended June 30, 2007. As of June 28, 2008, there was $120,000 of total unrecognized compensation cost related to non-vested stock options granted under the Company's stock option plans which is expected to be recognized over a period of three years.

A summary of the Company’s Stock Awards Plan activity as of June 28, 2008 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Outstanding at December 29, 2007	22,180	$25.00

Granted	11,480	$16.35
Vested	(4,436)	$25.00
Forfeited or expired	(3,040)	$21.24

Outstanding at June 28, 2008	26,184	$21.64

On February 6, 2008, the Board of Directors of the Company approved stock grants under the Company’s 2005 Stock Awards Plan, which was approved by shareholders at the April 28, 2005 Annual Meeting. On February 12, 2008, 11,480 shares were granted under the Plan to certain management employees of the Company. The stock awards vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant. In order for the awards to vest, the employee must be in the continuous employment of the Company since the date of the award. Any portion of an award that has not vested will be forfeited upon termination of employment. The Company may terminate any portion of the award that has not vested upon an employee’s failure to comply with all conditions of the award or the Plan. Shares representing awards that have not yet vested will be held in escrow by the Company. An employee is not entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable. Compensation costs charged against income totaled $37,000 and $70,000 before income taxes of $13,000 and $24,000 for the three and six months ended June 28, 2008, respectively, with the offset recorded in shareholders’ equity. Compensation costs for the same periods of 2007 included $28,000 and $43,000, respectively, for stock awards. As of June 28, 2008, there was $518,000 of total unrecognized compensation costs related to unvested stock grants under the Company’s Stock Awards Plan.

Synalloy Corporation

Notes To Condensed Consolidated Financial Statements
(Unaudited)

June 28, 2008

NOTE 4--INCOME TAXES

The Company had approximately $216,000 and $199,000 of total gross unrecognized tax benefits accrued at June 28, 2008 and December 29, 2007, respectively, that, if recognized, would favorably affect the effective income tax rate in any future periods. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters and substantially all material state and local income tax matters for years through 2002. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $106,000 and $89,000 accrued for interest and $0 accrued for penalties at June 28, 2008 and December 29, 2007, respectively.

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

NOTE 6--SEGMENT INFORMATION

	Three Months Ended		Six Months Ended
	Jun 28, 2008	Jun 30, 2007	Jun 28, 2008	Jun 30, 2007

Net sales
Specialty Chemicals Segment	$15,278,000	$11,619,000	$29,329,000	$24,063,000
Metals Segment	37,644,000	32,322,000	74,567,000	64,276,000
	$52,922,000	$43,941,000	$103,896,000	$88,339,000
Operating income
Specialty Chemicals Segment	$736,000	$527,000	$1,175,000	$1,134,000
Metals Segment	5,215,000	5,354,000	8,664,000	10,974,000
	5,951,000	5,881,000	9,839,000	12,108,000
Unallocated expenses
Corporate	785,000	709,000	1,528,000	1,461,000
Interest and debt expense	21,000	262,000	354,000	471,000
Other income	(2,000)	(1,000)	(5,000)	(2,000)

Income before income taxes	$5,147,000	$4,911,000	$7,962,000	$10,178,000

Synalloy Corporation

Notes To Condensed Consolidated Financial Statements
(Unaudited)

June 28, 2008

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

Effective December 30, 2007, the Company determines the fair values of its financial instruments based on the fair value hierarchy established in SFAS 157 which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs when measuring fair value. Level-1 measurements utilize quoted prices in active markets for identical assets or liabilities. The Company does not currently have any Level-1 assets or liabilities.  Level-2 measurements utilize observable inputs other than Level-1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company has a level-2 liability from its interest rate swap having a fair value of $195,000 at June 28, 2008 and December 29, 2007. Changes in its fair value are being recorded in current liabilities with corresponding offsetting entries to interest expense. Level-3 measurements utilize unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company does not currently have any material Level-3 assets or liabilities.

Synalloy Corporation

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion of certain significant factors that affected the Company during the three and six months ended June 28, 2008.

Consolidated sales for the second quarter and first six months of 2008 increased 20 and 18 percent, respectively, compared to the same periods one year ago. The Company generated a six percent increase in net earnings to $3,391,000, or $.54 per share, in the second quarter compared to net earnings of $3,196,000, or $.50 per share in the second quarter of 2007. The Company experienced a 22 percent decline in net earnings for the first six months of 2008 to $5,254,000, or $.84 per share, compared to net earnings of $6,721,000, or $1.06 per share, in the first six months of 2007.

The Specialty Chemicals Segment generated excellent increases in sales of 32 percent and 22 percent and operating income of 40 percent and four percent in the second quarter and first six months of 2008, respectively, over the same periods last year. The increases in revenues came primarily from several new products that were added late in 2007, an increase in demand for our contract manufacturing products, and increased selling prices on our basic chemical products to pass on higher energy-related costs, partially offset by modestly lower pigment sales. The significant increase in operating income experienced in the second quarter was the result of an improvement in our contract manufacturing business coupled with profits generated from sales of our fire retardant products. The improved second quarter performance more than offset the negative impact on the first quarter’s operating income, caused primarily by excess costs and inherent inefficiencies related to starting up several new contract manufacturing products during the first quarter, resulting in the four percent profit increase realized in the first six months of 2008 compared to the same period last year.

The Metals Segment generated sales increases of 17 percent and 16 percent for the second quarter and first six months of 2008, respectively, from the same periods a year earlier. The increase for the quarter resulted from a seven percent increase in average selling prices coupled with a nine percent increase in unit volumes compared to the second quarter of 2007. These increases came from excellent results from specialty pipe and piping systems while commodity pipe unit volume was down 13 percent and selling prices were down modestly.  It appears that the unfair-trade case filed in January 2008 by U.S. producers of stainless steel pipe and the United Steelworkers Union against China had an impact on imports during the second quarter. Commodity pipe unit volumes increased 125 percent from the extremely depressed level in the first quarter of 2008. The increase for the six months resulted from a 39 percent increase in average selling prices, partially offset by a 17 percent decline in unit volumes compared to the same period last year. The first half also produced outstanding results from specialty pipe and piping systems, while commodity pipe unit volumes were down 43 percent and prices were down slightly. Operating income declined three percent for the second quarter and 21 percent for the first 6 months of 2008 compared to the same periods last year. The decline in both periods was more than accounted for by significant profits generated in the 2007 periods from rising prices of stainless steel that led to increased profit under our FIFO inventory method. Stainless steel price changes have had only a modest effect on the 2008 periods. Our piping systems business continued its strong performance generating significant increases in sales and profits in the second quarter and first six months of 2008 compared to the same periods last year, as we continued to experience the favorable impact of our backlog throughout the first half of 2008. Piping systems’ backlog was $44,500,000 at the end of the second quarter of 2008 compared to $62,200,000 at the end of the second quarter of 2007, and $49,800,000 at the end of the first quarter of 2008.

Synalloy Corporation

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Consolidated selling and administrative expense for the second quarter increased $127,000, or four percent, and for the first six months of 2008 decreased $66,000 or one percent, compared to the second quarter and first six months of last year. The expense was six percent of sales for both the quarter and first six months of 2008, respectively, compared to seven percent for the same periods last year.  The increase and decline for the quarter and first six months resulted principally from a swing in profit incentives incurred during the periods resulting from higher profits earned in the second quarter and lower profits earned in the first six months compared to the same periods last year.

The Company’s debt declined $3,522,000 as of June 28, 2008, from the beginning of the year funded primarily by net cash provided by operations. The decrease in interest expense in the second quarter of 2008 compared to the same period last year came from a significant reduction in the liability from our interest rate swap as the fair market value declined in the quarter to $195,000 at June 28, 2008 from $336,000 at March 29, 2008, along with a reduction in the interest rate and our average borrowings during the period. The decline for the first six months of 2008 compared to 2007 came primarily from a reduction in the interest rate and our average borrowings during the period.

Outlook

The Specialty Chemicals Segment began 2008 experiencing difficult conditions during the first two months of the year. However, revenues and profits improved over the last four months. Management is hopeful that this favorable trend will continue, reflecting their efforts to generate new products, improve existing products, and compete in markets not as susceptible to foreign imports. We are experiencing significant price increases from our raw material suppliers and it may not be possible to increase our selling prices to match these increases in raw material as well as higher energy-related costs. Based on these factors and the uncertainty of the domestic economy, it is difficult to predict the performance of this Segment over the remainder of 2008.

As a result of the significant increases in stainless steel pipe imported from China, the Metals Segment along with three other U.S. producers of stainless steel pipe and the United Steelworkers Union filed an unfair-trade case against China on January 30, 2008. It is the third case involving pipe and tube imports from China filed in the past nine months. So far, Department of Commerce’s preliminary findings have supported petitioners in the previous cases, although the U.S. International Trade Commission (“ITC”) has yet to weigh in with final injury determinations. On March 14, 2008 the ITC determined that there is a reasonable indication that our industry is materially injured or threatened with material injury by reason of imports of welded stainless steel pressure pipe from China that are allegedly subsidized and sold in the United States at less than fair value. As a result of the Commission's affirmative determinations, the U.S. Department of Commerce (“DOC”) will continue to conduct its investigations of imports of welded stainless steel pressure pipe from China, and has issued preliminary countervailing duties at the end of June 2008. Its preliminary antidumping determination is due approximately 90 to 120 days later. Management believes China is exporting pipe from excess capacity at dumped and subsidized prices into the US market. Based on the second quarter’s activity, we believe the actions by the ITC and the DOC have already reduced import activity and have had a positive impact on pricing for commodity pipe. As discussed above, unit volume sales of commodity pipe were up 125 percent over the first quarter of 2008 and 157 percent over the fourth quarter of 2007. This is encouraging but until this trade case is finalized it will add

Synalloy Corporation

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

uncertainty to the future results from commodity pipe. Management is confident that the growth generated by our non-commodity business in 2007 and the first six months of 2008, including our significant piping systems business, should continue in the second half of 2008. Piping systems’ backlog, of which management expects about 85 percent to be completed over the next 12 months, should allow piping systems to continue to provide a strong level of sales and profits over the last half of 2008. Management continues to be optimistic about the piping systems business based on our current bidding activity for projects. With over 90 percent of the backlog coming from energy and water and wastewater treatment projects, management continues to be confident that it has positioned the Metals Segment to benefit from the long-term growth of these areas.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter ended June 28, 2008, the Registrant issued shares of common stock to the following class of persons upon the issuance of shares in lieu of cash for services rendered.  Issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering.

		Number of Shares
Date Issued	Class of Purchasers	Issued	Consideration
4/24/2008	Non-Employee Directors(1)	1,199	Director Services

(1)
Each non-employee director was given the opportunity and has elected to receive $15,000 of the retainer in restricted stock for 2008-09 year which equals 959 shares per director for a total of 4,795 shares. The number of restricted shares issued is determined by the average of the high and low stock priced on the day prior to the Annual Meeting of Shareholders. The shares granted to the non-employee directors are not registered under the Securities Act of 1933 and are subject to forfeiture in whole or in part upon the occurrence of certain events. The number of shares in the above chart represents the aggregate number of shares directors are entitled to receive at the end of the Company’s second quarter and is prorated based on the number of regular quarterly board meetings attended during each director’s elected term.

Item 4. Submission of Matters to a Vote of Security Holders.

A.	The Annual Meeting of Shareholders was held April 24, 2008 at the Company's corporate headquarters, Spartanburg, South Carolina
B.	The following individuals were elected as directors at the Annual Meeting:
	Name	Votes For	Votes Withheld
	Sibyl N. Fishburn	5,731,222	130,495
	James G. Lane, Jr.	5,476,280	385,437
	Ronald H. Braam	5,740,777	120,940
	Craig C. Bram	5,738,245	123,472
	Carroll D. Vinson	5,715,057	146,660
	Murray H. Wright	5,732,855	128,862

Item 6.		Exhibits
The following exhibits are included herein:
	31	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
	32	Certifications Pursuant to 18 U.S.C. Section 1350

Synalloy Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNALLOY CORPORATION
(Registrant)

Date: August 5, 2008	By:	/s/ Ronald H. Braam
Ronald H. Braam
President and Chief Executive Officer

Date: August 5, 2008	By:	/s/ Gregory M. Bowie
Gregory M. Bowie
Vice President Finance and Chief Financial Officer