Form 10-Q
period 2008-09-27
SYNALLOY CORP
filed 2008-11-03
CIK 95953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 27, 2008

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

864-585-3605
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
Yes  (  )    No  (X)

The number of shares outstanding of the registrant's common stock as of October 31, 2008 was 6,247,534.

Synalloy Corporation

Index

 PART I.                      FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Condensed consolidated balance sheets - September 27, 2008 and December 29, 2007
Condensed consolidated statements of income - Three and nine months ended September 27, 2008 and September 29, 2007
Condensed consolidated statements of cash flows - Nine months ended September 27, 2008 and September 29, 2007
Notes to condensed consolidated financial statements - September 27, 2008
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
Signatures and Certifications

PART I
Item 1. FINANCIAL STATEMENTS
Synalloy Corporation
Condensed Consolidated Balance Sheets	Sep 27, 2008	Dec 29, 2007
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$27,874	$28,269
Accounts receivable, less allowance
for doubtful accounts	26,240,288	19,887,556
Inventories
Raw materials	19,742,786	9,218,395
Work-in-process	19,193,453	28,824,639
Finished goods	13,835,752	10,758,064
Total inventories	52,771,991	48,801,098

Deferred income taxes	2,596,949	2,284,000
Prepaid expenses and other current assets	271,385	433,250
Total current assets	81,908,487	71,434,173

Cash value of life insurance	2,845,022	2,805,500
Property, plant & equipment, net of accumulated
depreciation of $42,719,000 and $40,374,000	21,798,401	20,858,606
Deferred charges and other assets	1,485,329	1,523,021

Total assets	$108,037,239	$96,621,300

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$466,667	$466,667
Accounts payable	18,397,312	13,029,172
Accrued expenses	8,187,480	10,772,331
Current portion of environmental reserves	544,094	467,371
Income taxes payable	814,072	-
Total current liabilities	28,409,625	24,735,541

Long-term debt	12,777,170	10,246,015
Environmental reserves	580,000	580,000
Deferred compensation	379,500	409,462
Deferred income taxes	2,566,000	2,510,000
Shareholders' equity
Common stock, par value $1 per share - authorized
12,000,000 shares; issued 8,000,000 shares	8,000,000	8,000,000
Capital in excess of par value	698,204	532,860
Retained earnings	70,042,932	65,113,597
Less cost of Common Stock in treasury:
1,752,466 and 1,762,695 shares	(15,416,192)	(15,506,175)
Total shareholders' equity	63,324,944	58,140,282

Total liabilities and shareholders' equity	$108,037,239	$96,621,300
Note: The balance sheet at December 29, 2007 has been derived from the audited consolidated financial statements at that date.
See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Income

(Unaudited)	Three Months Ended		Nine Months Ended
	Sep 27, 2008	Sep 29, 2007	Sep 27, 2008	Sep 29, 2007

Net sales	$45,091,769	$51,515,183	$148,987,452	$139,854,448

Cost of goods sold	40,383,251	44,539,138	129,548,103	115,745,273

Gross profit	4,708,518	6,976,045	19,439,349	24,109,175

Selling, general and administrative expense	2,675,611	3,041,844	9,095,660	9,527,861

Operating income	2,032,907	3,934,201	10,343,689	14,581,314

Other (income) and expense
Interest expense	147,768	363,644	501,324	834,816
Other, net	(1,683)	(203)	(6,264	(1,777)

Income before income taxes	1,886,822	3,570,760	9,848,629	13,748,275

Provision for income taxes	645,000	1,311,000	3,353,000	4,768,000

Net income	$1,241,822	$2,259,760	$6,495,629	$8,980,275

Net income per common share:
Basic	$.20	$.36	$1.04	$1.45

Diluted	$.20	$.36	$1.03	$1.42

Weighted average shares outstanding
Basic	6,247,534	6,236,263	6,244,121	6,203,083
Dilutive effect from stock options and grants	49,021	110,989	46,268	112,691
Diluted	6,296,555	6,347,252	6,290,389	6,315,774

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)	Nine Months Ended
	Sep 27, 2008	Sep 29, 2007
Operating activities
Net income	$6,495,629	$8,980,275
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation expense	2,393,177	2,311,000
Amortization of deferred charges	37,692	41,193
Deferred income taxes	(256,949)	(717,000)
Provision for losses on accounts receivable	558,071	567,562
Gain on sale of property, plant and equipment	(1,200)	-
Cash value of life insurance	(39,522)	(36,000)
Environmental reserves	76,723	33,556
Issuance of treasury stock for director fees	74,970	74,989
Employee stock option and grant compensation	161,987	127,721
Changes in operating assets and liabilities:
Accounts receivable	(6,910,803)	(4,876,198)
Inventories	(3,970,893)	(4,516,147)
Other assets and liabilities	(66,485)	(47,340)
Accounts payable	5,368,140	921,471
Accrued expenses	(2,584,851)	2,511,998
Income taxes payable	1,012,460	(1,508,295)

Net cash provided by operating activities	2,348,146	3,868,785

Investing activities
Purchases of property, plant and equipment	(3,332,972)	(3,547,463)
Proceeds from sale of property, plant and equipment	1,200	-

Net cash used in investing activities	(3,331,772)	(3,547,463)

Financing activities
Net proceeds from long-term debt	2,531,155	39,805
Dividends paid	(1,566,294)	(927,189)
Capital contributed	-	20,340
Excess tax benefits from Stock Grant Plan	13,720	-
Proceeds from exercised stock options	4,650	550,465

Net cash provided by (used in) financing activities	983,231	(316,579)

(Decrease) increase in cash and cash equivalents	(395)	4,743
Cash and cash equivalents at beginning of period	28,269	21,413

Cash and cash equivalents at end of period	$27,874	$26,156

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation

Notes To Condensed Consolidated Financial Statements
(Unaudited)

September 27, 2008

NOTE 1-- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 27, 2008, are not necessarily indicative of the results that may be expected for the year ending January 3, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended December 29, 2007.

NOTE 2--INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.

NOTE 3--STOCK OPTIONS AND EMPLOYEE STOCK GRANTS

The Company has three stock option plans in effect at September 27, 2008. A summary of plan activity for 2008 is as follows:

	Weighted		Weighted
	Average		Average	Intrinsic
	Exercise	Options	Contractual	Value of	Options
	Price	Outstanding	Term	Options	Available
			(in years)
At December 29, 2007	$8.51	130,743	4.6	$1,198,000	207,100
Exercised	$4.65	(1,000)		$8,550
Expired	$13.63	(1,500)
At September 27, 2008	$8.48	128,243	4.0	$791,000	207,100
Exercisable options	$8.04	98,789	3.2	$653,000

				Grant Date
Options expected to vest:				Fair Value
At December 29, 2007	$9.96	43,454	7.1	$6.77
Vested in the first quarter	$9.96	(14,000)
At September 27, 2008	$9.96	29,454	6.4	$6.77

Synalloy Corporation

Notes To Condensed Consolidated Financial Statements
(Unaudited)

September 27, 2008

During the first nine months of 2008, options for 1,000 shares were exercised by employees and directors for an aggregate exercise price of $4,650. There were no shares exercised during the third quarter of 2008.  Stock options compensation cost has been charged against income before taxes for the unvested options of $19,000 and $57,000 for the three and nine months ended September 27, 2008, respectively, and the three and nine months ended September 29, 2007. As of September 27, 2008, there was $101,000 of total unrecognized compensation cost related to non-vested stock options granted under the Company's stock option plans which is expected to be recognized over a period of three years.

A summary of the Company’s Stock Awards Plan activity as of September 27, 2008 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding at December 29, 2007	22,180	$25.00

Granted	11,480	$16.35
Vested	(4,436)	$25.00
Forfeited or expired	(3,980)	$21.48

Outstanding at September 27, 2008	25,244	$21.62

On February 6, 2008, the Board of Directors of the Company approved stock grants under the Company’s 2005 Stock Awards Plan, which was approved by shareholders at the April 28, 2005 Annual Meeting. On February 12, 2008, 11,480 shares were granted under the Plan to certain management employees of the Company. The stock awards vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant. In order for the awards to vest, the employee must be in the continuous employment of the Company since the date of the award. Any portion of an award that has not vested will be forfeited upon termination of employment. The Company may terminate any portion of the award that has not vested upon an employee’s failure to comply with all conditions of the award or the Plan. Shares representing awards that have not yet vested will be held in escrow by the Company. An employee is not entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable. Compensation costs charged against income totaled $36,000 and $105,000 before income taxes of $13,000 and $38,000 for the three and nine months ended September 27, 2008, respectively, with the offset recorded in shareholders’ equity. Compensation costs for the same periods of 2007 included $28,000 and $71,000, respectively, for stock awards. As of September 27, 2008, there was $463,000 of total unrecognized compensation costs related to unvested stock grants under the Company’s Stock Awards Plan.

Synalloy Corporation

Notes To Condensed Consolidated Financial Statements
(Unaudited)

September 27, 2008

NOTE 4--INCOME TAXES

The Company had approximately $224,000 and $199,000 of total gross unrecognized tax benefits accrued at September 27, 2008 and December 29, 2007, respectively, that, if recognized, would favorably affect the effective income tax rate in any future periods. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters and substantially all material state and local income tax matters for years through 2002. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $114,000 and $89,000 accrued for interest and $0 accrued for penalties at September 27, 2008 and December 29, 2007, respectively.

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

NOTE 6--SEGMENT INFORMATION

	THREE MONTHS ENDED		NINE MONTHS ENDED
	Sep 27, 2008	Sep 29, 2007	Sep 27, 2008	Sep 29. 2007

Net sales
Specialty Chemicals Segment	$15,990,000	$14,982,000	$45,318,000	$39,045,000
Metals Segment	29,102,000	36,533,000	103,669,000	100,809,000
	$45,092,000	$51,515,000	$148,987,000	$139,854,000
Operating income
Specialty Chemicals Segment	$744,000	$1,106,000	$1,919,000	$2,239,000
Metals Segment	1,858,000	3,477,000	10,522,000	14,451,000
	2,602,000	4,583,000	12,441,000	16,690,000
Unallocated expenses
Corporate	569,000	648,000	2,097,000	2,109,000
Interest and debt expense	148,000	364,000	501,000	835,000
Other income	(2,000)	-	(6,000)	(2,000)

Income before income taxes	$1,887,000	$3,571,000	$9,849,000	$13,748,000

Synalloy Corporation

Notes To Condensed Consolidated Financial Statements
(Unaudited)

September 27, 2008

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

Effective December 30, 2007, the Company determines the fair values of its financial instruments based on the fair value hierarchy established in SFAS 157 which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs when measuring fair value. Level-1 measurements utilize quoted prices in active markets for identical assets or liabilities. The Company does not currently have any Level-1 assets or liabilities.  Level-2 measurements utilize observable inputs other than Level-1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company has a level-2 liability from its interest rate swap having a fair value of $198,000 and $195,000 at September 27, 2008 and December 29, 2007, respectively. Changes in its fair value are being recorded in current liabilities with corresponding offsetting entries to interest expense. Level-3 measurements utilize unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company does not currently have any material Level-3 assets or liabilities.

Synalloy Corporation

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion of certain significant factors that affected the Company during the three and nine months ended September 27, 2008.

Consolidated sales for the third quarter of 2008 decreased 13 percent and increased seven percent for the first nine months of 2008, respectively, compared to the same periods one year ago. The Company experienced 45 percent and 28 percent declines in net earnings for the third quarter and first nine months of 2008 to $1,242,000, or $.20 per share, and $6,496,000, or $1.03 per share, respectively, compared to net earnings of $2,260,000, or $.36 per share, and $8,980,000, or $1.42 per share, in the third quarter and first nine months of 2007, respectively.

The Specialty Chemicals Segment continued its top line growth with sales up seven percent in the quarter and 16 percent in the nine months over the same periods last year. The increases in revenues came primarily from several new products that were added late in 2007 together with increased selling prices of our basic chemical products to pass on higher energy-related costs, partially offset by lower pigment sales. The decline in operating income for the quarter and first nine months was caused by several factors.  Last year the third quarter was the most profitable of 2007 with operating income equal to 40 percent of the year’s total. This year the contract tolling business had a change in the mix of projects in the quarter that generated lower revenues as well as lower gross margins. The Segment was not able to raise prices sufficiently to cover rapidly increasing raw material and energy related costs in the quarter. Finally, pigment products gross profits were down significantly because of weak demand and highly competitive conditions. However, despite these factors, operating income for the third quarter increased compared to the second and first quarters of 2008.

The sales decline in the Metals Segment for the quarter resulted from a five percent decrease in average selling prices coupled with a 17 percent decline in unit volumes compared to the third quarter of 2007. These decreases came from a change in product mix as unit volumes of lower priced commodity pipe increased while higher priced non-commodity pipe and piping systems volumes declined. Commodity pipe unit volumes in each of the second and third quarters of 2008 more than doubled the extremely depressed level generated in the first quarter of 2008. This increase in commodity volumes reflects the apparent benefit that the unfair-trade case, filed in January 2008 by U.S. producers of stainless steel pipe and the United Steelworkers Union against China, had on imports over the last six months. The increase in sales for the nine months resulted from an increase in average selling prices of 23 percent, partially offset by a 17 percent decline in unit volumes compared to the same period last year. The decline in operating income in the quarter and nine months was partially the result of significant profits experienced in the 2007 periods from rising prices of stainless steel that led to increased profits under our FIFO inventory method, compared to the reverse in 2008 when losses have resulted from modestly declining prices. Also affecting the third quarter of 2008 compared to the same period last year were lower results from the piping systems business which can have significant variations quarter to quarter because of customer delivery requirements and the types of products being produced. Piping systems' backlog was $38,700,000 at the end of the third quarter of 2008 compared to $66,800,000 at the end of the third quarter of 2007, and $44,500,000 at the end of the second quarter of 2008.

Consolidated selling and administrative expense for the third quarter decreased $366,000, or 12 percent, and for the first nine months of 2008 decreased $432,000 or five percent, compared to the third quarter and first nine months of last year. The expense was six percent of sales for both the quarter and first nine months of 2008, respectively, compared to six percent and seven percent for the same periods last year, respectively. The decreases for the quarter and first nine months resulted principally from reductions in profit incentives incurred during the periods compared to the same periods last year. The decrease in interest expense in the third quarter and first nine months of 2008 compared to the same periods last year came primarily from a reduction in the interest rate and our average borrowings during the period.

Synalloy Corporation

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Outlook

The Specialty Chemicals Segment revenues and profits have grown sequentially in the second and third quarters of 2008. Management is hopeful that this favorable trend will continue, reflecting their efforts to generate new products, improve existing products, and compete in markets not as susceptible to foreign imports. However, we are experiencing significant price increases from our raw material suppliers and it may not be possible to increase our selling prices to match these increases in raw material as well as higher energy-related costs. Although Management is confident it is positioned to compete effectively, these factors together with the uncertainty of the domestic economy, add uncertainty to future performance.

As a result of the significant increases in stainless steel pipe imported from China, the Metals Segment along with three other U.S. producers of stainless steel pipe and the United Steelworkers Union filed an unfair-trade case against China on January 30, 2008. It is the third case involving pipe and tube imports from China filed since early 2007. So far, the U.S. Department of Commerce’s (“DOC”) findings have supported petitioners in the previous cases, although the U.S. International Trade Commission (“ITC”) has yet to weigh in with final injury determinations on stainless steel pipe. On March 14, 2008, the ITC determined that there is a reasonable indication that our industry is materially injured or threatened with material injury by reason of imports of welded stainless steel pressure pipe from China that are allegedly subsidized and sold in the United States at less than fair value. As a result of the ITC's affirmative determinations, the DOC will continue to conduct its investigations of imports of welded stainless steel pressure pipe from China. At the end of June 2008, the DOC issued preliminary countervailing duties, and on August 28, 2008, it announced the preliminary determination of anti-dumping duties. These duties range from 22 percent to 128 percent on imported stainless steel welded pipe smaller than 16 inches from China. Management believes China is exporting pipe from excess capacity at dumped and subsidized prices into the US market. As discussed above, based on the second and third quarter’s activity, we believe the actions by the ITC and the DOC have already reduced import activity and have had a positive influence on pricing and demand for domestic producers. This is encouraging but until this trade case is finalized it will add uncertainty to the future results from commodity pipe. This positive impact on commodity pipe volumes has been offset somewhat by falling stainless steel prices which, along with the uncertainty of the economy, have caused distributors to limit stocking of inventories. The impact from the current economic situation both domestically and world-wide coupled with the volume declines in our piping systems business experienced in the third quarter, makes it difficult to predict the performance of this Segment for the fourth quarter of 2008. However, management continues to be optimistic about the piping systems business over the long-term based on our current bidding activity for projects and our strong backlog, with over 90 percent of the backlog coming from energy and water and wastewater treatment projects.

The Company is currently in compliance with its debt covenants and believes it is in excellent standing with its banks. The balance sheet remains strong with net working capital totaling $53,499,000, and our financing arrangements, along with cash flows generated from operations is expected to provide the liquidity we need to finance operations and make needed capital expenditures for the balance of the year.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter ended September 27, 2008, the Registrant did not issue any shares of common stock to officers, employees or non-employee directors that would be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering.

Item 4. Submission of Matters to a Vote of Security Holders.

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

SYNALLOY CORPORATION
(Registrant)

Date: October 31, 2008	By:	/s/ Ronald H. Braam
Ronald H. Braam
President and Chief Executive Officer

Date: October 31, 2008	By:	/s/ Gregory M. Bowie
Gregory M. Bowie
Vice President Finance and Chief Financial Officer