Form 10-K
period 2009-01-03
SYNALLOY CORP
filed 2009-03-17
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
Form 10-K
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 3, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

 Large accelerated Filer __           Accelerated filer X           Non-accelerated filer __        Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes __    No X

Based on the closing price as of June 27, 2008, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $84 million. Based on the closing price of March 2, 2009, the aggregate market value of common stock held by non-affiliates of the registrant was $23 million. The registrant did not have any non-voting common equity outstanding at either date.

The number of shares outstanding of the registrant's common stock as of March 2, 2009 was 6,253,916.
Documents Incorporated By Reference
Portions of the Proxy Statement for the 2009 annual shareholders' meeting are incorporated by reference into Part III of this Form 10-K.

Synalloy Corporation
Form 10-K for Period Ended January 3, 2009

Forward-Looking Statements

This Annual Report on Form 10-K includes and incorporates by reference "forward-looking statements" within the meaning of the securities laws. All statements that are not historical facts are "forward-looking statements." The words "estimate," "project," "intend," "expect," "believe," "anticipate," "plan," “outlook” and similar expressions identify forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions; the impact of competitive products and pricing; product demand and acceptance risks; raw material and other increased costs; raw materials availability; customer delays or difficulties in the production of products; environmental issues; unavailability of debt financing on acceptable terms and exposure to increased market interest rate risk; inability to comply with covenants and ratios required by our debt financing arrangements; ability to weather the current economic downturn; loss of consumer or investor confidence and other risks detailed from time-to-time in Synalloy's Securities and Exchange Commission filings. Synalloy Corporation assumes no obligation to update any forward-looking information included in this Annual Report on Form 10-K.

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

Bristol manufactures welded pipe, primarily from stainless steel, but also from other corrosion-resistant metals. Pipe is produced in sizes from one-half inch to 120 inches in diameter and wall thickness up to one and one-half inches. Sixteen-inch and smaller pipe is made on equipment that forms and welds the pipe in a continuous process. Pipe larger than 16 inches is formed on presses or rolls and welded on batch welding equipment. Pipe is normally produced in standard 20-foot lengths. However, Bristol has unusual capabilities in the production of long length pipe without circumferential welds. This can reduce installation cost for the customer. Lengths up to 60 feet can be produced in sizes up to 16 inches in diameter. In larger sizes Bristol has a unique ability among domestic producers to make 48-foot lengths in sizes up to 36 inches. Over the past four years Bristol has made substantial capital improvements to its pipe and piping systems operations expanding and improving capabilities to service markets requiring large diameter pipe and specialty alloy pipe such as water and waste water treatment, liquid natural gas (LNG), and scrubber applications for the power industry.  These improvements include expanding its x-ray facilities which allows simultaneous use of real time and film examination; updating material handling equipment; expanding capabilities for forming large pipe on existing batch equipment giving Bristol the capability to produce 36-inch diameter pipe in 48-foot lengths with wall thicknesses of up to one inch; adding a shear that has the capacity of shearing stainless steel plate up to one-inch thick; completing plant expansions that allow the manufacture of pipe up to 42 inches in diameter utilizing more readily available raw materials at lower costs, provide additional manufacturing capacity, and provide improved product handling and additional space for planned equipment additions; and installing automated hydro-testing equipment for pipe up to 72 inches. In addition, Bristol is currently completing a capital project to renovate several of its continuous pipe mills which is expected to increase their capabilities while improving their performance.

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

In order to establish stronger business relationships, only a few raw material suppliers are used. Five suppliers furnish about 80 percent of total dollar purchases of raw materials, with one supplier totaling 48 percent. However, the Company does not believe that the loss of any of these suppliers would have a materially adverse effect on the Company as raw materials are readily available from a number of different sources and the Company anticipates no difficulties in fulfilling its requirements.

This Segment's products are used principally by customers requiring materials that are corrosion-resistant or suitable for high-purity processes. The largest users are the chemical, petrochemical, pulp and paper, waste water treatment and LNG industries, with some other important industry users being mining, power generation (including nuclear), water treatment, brewery, food processing, petroleum, pharmaceutical and alternative fuels.

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

OP sells aqueous pigment dispersions including applications for printing inks, graphic arts, paints, industrial coatings, flexographic printing, plastic and agriculture. The dispersions are produced from organic intermediates and inorganic chemicals, sourced domestically as well as from Asia and Europe. Redundant sources exist for most of the Company’s pigments bases. On March 6, 2009, The Company entered into a Purchase Agreement to sell the pigment dispersion business of OP. The sale includes substantially all of OP’s assets for a purchase price approximately equal to their net book value as of the date of sale, and any gain or loss resulting from the disposition will not be material. As part of the Agreement, the Company will continue to toll manufacture pigments for a transitional period of up to one year. The operations of OP are not material to the consolidated financial statements and the disposition will not be recorded as a discontinued operation. OP will continue to produce and sell chemical dispersions utilizing some of its existing equipment, and is attempting to introduce new chemical dispersions directed at the latex and rubber industries, as well as other selected targeted customers.

The Specialty Chemicals Segment maintains seven laboratories for applied research and quality control which are staffed by 22 employees.

Most raw materials used by the Segment are generally available from numerous independent suppliers while some raw material needs are met by a sole supplier or only a few suppliers. However, the Company anticipates no difficulties in fulfilling its requirements.

Please see Note O to the Consolidated Financial Statements, which are included in Item 8 of this Form 10-K, for financial information about the Company's Segments.

Sales and Distribution

Metals Segment – The Metals Segment utilizes separate sales organizations for its different product groups. Stainless steel pipe is sold nationwide under the Brismet trade name through authorized stocking distributors at warehouse locations throughout the country. In addition, large quantity orders are shipped directly from Bristol's plant to end-user customers. Producing sales and providing service to the distributors and end-user customers are the Vice President of Sales, three outside sales employees, seven independent manufacturers' representatives and eight inside sales employees. The Metals Segment has one domestic customer (HD Supply) that accounted for approximately 11, 12 and 15 percent of the Metals Segment’s revenues in 2008, 2007 and 2006, respectively, and approximately ten percent of the Company’s consolidated revenues in 2006. The Segment also has one domestic customer that accounted for approximately 12 and 14 percent of the Segment’s revenues in 2008 and 2006, respectively, and less than ten percent for 2007. Loss of either of these customers’ revenues would have a material adverse effect on both the Metals Segment and the Company.

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

Specialty Chemicals Segment – Specialty chemicals are sold directly to various industries nationwide by five full-time outside sales employees and five manufacturers' representatives. In addition, the President and other members of the management team of MC, along with the Executive Vice President of BU Specialties, devote a substantial part of their time to sales. The Specialty Chemicals Segment has one domestic customer that accounted for approximately 12, 13, and 13 percent of the Segment’s revenues in 2008, 2007 and 2006, respectively. The Segment also has one domestic customer that accounted for approximately 13 percent of the Segment’s revenues in 2008 and 2006 and less than ten percent in 2007. Loss of either of these customers’ revenues would have a material adverse effect on the Specialty Chemicals Segment.

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

Environmental Matters

Environmental expenditures that relate to an existing condition caused by past operations and that do not contribute to future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or cleanups are probable and the costs of these assessments and/or cleanups can be reasonably estimated. See Note F to Consolidated Financial Statements, which are included in Item 8 of this Form 10-K, for further discussion.

Research and Development Activities

The Company spent approximately $342,000 in 2008, $413,000 in 2007 and $312,000 in 2006 on research and development activities that were expensed in its Specialty Chemicals Segment. Nine individuals, seven of whom are graduate chemists, are engaged primarily in research and development of new products and processes, the improvement of existing products and processes, and the development of new applications for existing products.

Seasonal Nature of the Business

The annual requirements of certain specialty chemicals are produced over a period of a few months as requested by the customers. Accordingly, the sales of these products may vary significantly from one quarter to another.

Backlogs

The Specialty Chemicals Segment operates primarily on the basis of delivering products soon after orders are received. Accordingly, backlogs are not a factor in this business. The same applies to commodity pipe sales in the Metals Segment. However, backlogs are important in the Metals Segment’s piping systems products because they are produced only after orders are received, generally as the result of competitive bidding. Order backlogs for these products were $45,500,000 at the end of 2008, approximately 75 percent of which should be completed in 2009, and $57,000,000 and $54,900,000 at the 2007 and 2006 respective year ends.

Employee Relations

As of January 3, 2009, the Company had 459 employees. The Company considers relations with employees to be satisfactory. The number of employees of the Company represented by unions, all located at the Bristol, Tennessee facility, is 246, or 54 percent of the Company’s employees. They are represented by two locals affiliated with the AFL-CIO and one local affiliated with the Teamsters. Collective bargaining contracts will expire in December 2009, March 2010 and February 2014.

Financial Information about Geographic Areas

Information about revenues derived from domestic and foreign customers is set forth in Note O to the Consolidated Financial Statements.

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

We rely upon third parties for our supply of energy resources consumed in the manufacture of our products in both of our Segments. The prices for and availability of electricity, natural gas, oil and other energy resources are subject to volatile market conditions. These market conditions often are affected by political and economic factors beyond our control. Disruptions in the supply of energy resources could temporarily impair the ability to manufacture products for customers. Further, increases in energy costs that cannot be passed on to customers, or changes in costs relative to energy costs paid by competitors, has adversely affected, and may continue to adversely affect, our profitability.

We encounter significant competition in all areas of our businesses and may be unable to compete effectively, which could result in reduced profitability and loss of market share. We actively compete with companies producing the same or similar products and, in some instances, with companies producing different products designed for the same uses. We encounter competition from both domestic and foreign sources in price, delivery, service, performance, product innovation and product recognition and quality, depending on the product involved.  For some of our products, our competitors are larger and have greater financial resources and less debt than we do. As a result, these competitors may be better able to withstand a change in conditions within the industries in which we operate, a change in the prices of raw materials or a change in the economy as a whole. Our competitors can be expected to continue to develop and introduce new and enhanced products and more efficient production capabilities, which could cause a decline in market acceptance of our products.  Current and future consolidation among our competitors and customers also may cause a loss of market share as well as put downward pressure on pricing. Our competitors could cause a reduction in the prices for some of our products as a result of intensified price competition. Competitive pressures can also result in the loss of major customers. If we cannot compete successfully, our business, financial condition and consolidated results of operations could be adversely affected.

The applicability of numerous environmental laws to our manufacturing facilities could cause us to incur material costs and liabilities. We are subject to federal, state, and local environmental, safety and health laws and regulations concerning, among other things, emissions to the air, discharges to land and water and the generation, handling, treatment and disposal of hazardous waste and other materials. Under certain environmental laws, we can be held strictly liable for hazardous substance contamination of any real property we have ever owned, operated or used as a disposal site. We are also required to maintain various environmental permits and licenses, many of which require periodic modification and renewal. Our operations entail the risk of violations of those laws and regulations, and we cannot assure you that we have been or will be at all times in compliance with all of these requirements. In addition, these requirements and their enforcement may become more stringent in the future. Although we cannot predict the ultimate cost of compliance with any such requirements, the costs could be material. Non-compliance could subject us to material liabilities, such as government fines, third-party lawsuits or the suspension of non-compliant operations. We also may be required to make significant site or operational modifications at substantial cost. Future developments also could restrict or eliminate the use of or require us to make modifications to our products, which could have a significant negative impact on our results of operations and cash flows. At any given time, we are involved in claims, litigation, administrative proceedings and investigations of various types involving potential environmental liabilities, including cleanup costs associated with hazardous waste disposal sites at our facilities. We cannot assure you that the resolution of these environmental matters will not have a material adverse effect on our results of operations or cash flows. The ultimate costs and timing of environmental liabilities are difficult to predict. Liability under environmental laws relating to contaminated sites can be imposed retroactively and on a joint and several basis. We could incur significant costs, including cleanup costs, civil or criminal fines and sanctions and third-party claims, as a result of past or future violations of, or liabilities under, environmental laws. For additional information related to environmental matters, see Note F to the Consolidated Financial Statements.

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

Certain of our employees in the Metals Segment are covered by collective bargaining agreements, and the failure to renew these agreements could result in labor disruptions and increased labor costs. We have 246 employees represented by unions at the Bristol, Tennessee facility, which is 54 percent of our total employees. They are represented by two locals affiliated with the AFL-CIO and one local affiliated with the Teamsters. Collective bargaining contracts will expire in December 2009, March 2010 and February 2014. Although we believe that our present labor relations are satisfactory, our failure to renew these agreements on reasonable terms as the current agreements expire could result in labor disruptions and increased labor costs, which could adversely affect our financial performance.

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

Item 3 Legal Proceedings

For a discussion of legal proceedings, see Notes F and M to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Item 4 Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5 Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company had 824 common shareholders of record at March 2, 2009. The Company's common stock trades on the NASDAQ Global Market under the trading symbol SYNL. The Company’s credit agreement allows the payment of dividends. On February 12, 2009, the Company's Board of Directors voted to pay a $.10 cash dividend which was paid on March 10, 2009. The Company paid a $.25 cash dividend on March 7, 2008, and the Company paid a $.15 cash dividend on March 15, 2007. The prices shown below are the high and low sales prices for the common stock for each full quarterly period in the last two fiscal years as quoted on the NASDAQ Global Market.

	2008		2007
Quarter	High	Low	High	Low
1st	$ 17.96	$ 11.00	$ 29.98	$ 18.01
2nd	17.52	11.85	47.45	29.50
3rd	17.44	12.00	36.32	17.01
4th	14.46	3.52	23.89	14.79

The information required by Item 201(d) of Regulation S-K is set forth under Part III, Item 12 of this Form 10-K.

Unregistered Sales of Equity Securities

Pursuant to the compensation arrangement with directors discussed under Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in this Form 10-K, on April 24, 2008, the Company issued to each of its non-employee directors 959 shares of its common stock (an aggregate of 4,795 shares). Such shares were issued to the directors in lieu of $15,000 of their annual cash retainer fees. Issuance of these shares was not registered under the Securities Act of 1933 based on the exemption provided by Section 4(2) thereof because no public offering was involved.

During the fourth quarter ended January 3, 2009, the Registrant did not issue or purchase any other shares of common stock.

Neither the Company, nor any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934) on behalf of the Company repurchased any of the Company’s securities during the fourth quarter of 2008.

Item 6 Selected Financial Data

(Dollar amounts in thousands except for per share data)

Selected Financial Data and Other Financial Information

	2008	2007	2006	2005	2004
Operations
Net sales	$192,476	$178,285	$152,047	$131,408	$101,602
Gross profit	19,877	28,163	22,724	16,781	13,976
Selling, general & administrative expense	10,934	11,706	10,562	10,369	9,432
Operating income	8,943	16,457	12,757	6,412	4,544
Net income continuing operations	5,983	10,125	7,608	5,147	2,274
Net loss discontinued operations	-	-	-	(51)	(1,100)
Net income	5,983	10,125	7,608	5,096	1,174
Financial Position
Total assets	94,366	96,621	89,357	70,982	71,202
Working capital	50,859	46,699	46,384	28,664	35,088
Long-term debt, less current portion	9,959	10,246	17,731	8,091	21,205
Shareholders' equity	62,867	58,140	47,127	39,296	33,930
Financial Ratios
Current ratio	4.0	2.9	3.4	2.5	3.8
Gross profit to net sales	10%	16%	15%	13%	14%
Long-term debt to capital	14%	15%	27%	17%	38%
Return on average assets	6%	11%	9%	7%	3%
Return on average equity	10%	19%	18%	14%	7%
Per Share Data (income/(loss) – diluted)
Net income continuing operations	$.95	$1.60	$1.22	$.84	$.37
Net loss discontinued operations	-	-	-	(.01)	(.18)
Net income	.95	1.60	1.22	.83	.19
Dividends declared and paid	.25	.15	-	-	-
Book value	10.06	9.32	7.68	6.43	5.64
Other Data
Depreciation and amortization	$2,796	$2,634	$2,672	$2,862	$3,068
Capital expenditures	$4,037	$4,486	$3,092	$3,246	$2,313
Employees at year end	459	482	437	434	442
Shareholders of record at year end	826	834	897	935	1,009
Average shares outstanding - diluted	6,281	6,296	6,234	6,139	6,142
Stock Price
Price range of common stock
High	$17.96	$47.45	$18.90	$12.34	$10.75
Low	3.52	14.79	10.38	9.10	6.52
Close	5.00	17.67	18.54	10.46	9.90

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discuss the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

The Company maintains allowances for doubtful accounts, $1,279,000 as of January 3, 2009, for estimated losses resulting from the inability of its customers to make required payments and for disputed claims and quality issues. If the financial condition of any of the customers of the Company were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The Company writes down its inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and current market conditions. As of January 3, 2009, the Company has $4,467,000 accrued for inventory obsolescence and market reserves. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. See the Comparison of 2008 to 2007 – Metals Segment below.

As noted in Note F to the Consolidated Financial Statements included in Item 8 of this Form 10-K, the Company has accrued $1,364,000 as of January 3, 2009, in environmental remediation costs which, in management's best estimate, are expected to satisfy anticipated costs of known remediation requirements as outlined in Note F. Expenditures related to costs currently accrued are not discounted to their present values and are expected to be made over the next three to four years. However, as a result of the evolving nature of the environmental regulations, the difficulty in estimating the extent and necessary remediation of environmental contamination, and the availability and application of technology, the estimated costs for future environmental compliance and remediation are subject to uncertainties and it is not possible to predict the amount or timing of future costs of environmental matters which may subsequently be determined. Changes in information known to management or in applicable regulations may require the Company to record additional remediation reserves.

The Company continually reviews the recoverability of the carrying value of long-lived assets. The Company also reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. When the future undiscounted cash flows of the operation to which the assets relate do not exceed the carrying value of the asset, the assets are written down to fair value. Based on assessments performed in 2008 on the assets of the Company, no write-downs were deemed necessary. The Company also reviews the $1,355,000 of goodwill for impairment annually in the fourth quarter utilizing applicable fair value measurements and based on its review in 2008, concluded that no impairment charges were necessary. The Company believes that if impairment charges should occur with respect to its existing assets, the charges would not be material to the consolidated financial statements. However, if business conditions at any of the plant sites were to deteriorate to an extent where cash flows and other impairment measurements indicated values for the related long-lived assets, including goodwill, were less than the carrying values of those assets, significant impairment charges could be necessary. Based on the closing price of the Company’s common stock at January 3, 2009, the aggregate market value of the Company was significantly below the consolidated book value of the Company at January 3, 2009. As a result, the Company also estimated the fair value of all of the other reporting units in the Company, and compared the result to the aggregate market capitalization in order to ensure that the reporting unit with the goodwill was not overvalued.

Liquidity and Capital Resources

Cash flows provided by operations during 2008 totaled $5,940,000. This compares to cash flows provided by operations during 2007 of $12,333,000, or a decrease in cash flows of $6,393,000 from 2007 to 2008. Cash flows in 2008 were generated from net income totaling $8,779,000 before depreciation and amortization expense of $2,796,000. Cash flows were also positively impacted in 2008 by a $5,890,000 decrease in the Company’s inventories as inventories declined from $48,801,000 at the end of 2007 to $42,911,000 at the end of 2008. Almost all of the decrease occurred in the Metals Segment, primarily as a result of the significant declines in cost from stainless steel surcharges, discussed further in the Metals Segment Comparison of 2008 to 2007 below. Accounts receivable increased $1,381,000 in 2008, reflecting a 13 percent increase in sales in the fourth quarter of 2008. In addition, accounts payable decreased $3,735,000 in 2008, resulting primarily from the decline in the costs of raw materials discussed above combined with the timing of the receipt of and payment for stainless steel raw materials by the Metals Segment at year end. The accounts receivable increase and accounts payable decrease more than offset cash flows generated from the inventory decline. Also negatively impacting cash flows in 2008 was a decline in accrued expenses at the end of 2008 compared to the end of 2007, as advances from customers (prepayments from customers used to purchase raw materials required for piping systems projects) declined $2,453,000, and accruals for profit based incentives declined $1,157,000 reflecting the reduction in profits earned in 2008 compared to 2007.

Cash flows in 2007 were generated from net income totaling $12,759,000 before depreciation and amortization expense of $2,634,000. In 2007, conditions in the Metals Segment were reversed from those existing in 2008 as the Segment was experiencing significant increases in stainless steel surcharges driving up inventory costs. As a result, consolidated inventories increased $7,256,000 in 2007, which also negatively impacted 2007’s cash flows. Accounts receivable declined $2,312,000 in 2007, primarily from the decline in sales experienced in 2007, down four percent over the prior year amount. Accounts payable increased $1,735,000 in 2007, resulting primarily from the increase in the costs of raw materials discussed above, combined with the timing of the receipt of and payment for stainless steel raw materials by the Metals Segment at year end. The net result of the inventory and accounts receivable increases and the accounts payable decrease was a $3,209,000 use of cash flows in 2007. Cash flows were positively impacted by a $4,245,000 increase in advances from customers, included in accrued expenses, at the end of 2007, compared to the end of 2006, offset by a $1,829,000 decrease in income tax liabilities.

In 2008, the Company’s current assets decreased $3,538,000 and current liabilities decreased $7,698,000, from the year ended 2007 amounts, which caused working capital for 2008 to increase by $4,160,000 to $50,859,000 from the 2007 total of $46,699,000. The current ratio for the year ended January 3, 2009, increased to 4.0:1 from the 2007 year-end ratio of 2.9:1.

In 2008, the Company utilized its line of credit facility to fund its working capital needs and fund capital expenditures of $4,037,000. As a result of the cash flows generated in 2008, the Company was able to pay a $1,566,000 dividend and reduce borrowings by $287,000 in 2008. The Company expects that cash flows from 2009 operations and available borrowings will be sufficient to make debt payments, fund estimated capital expenditures of $3,900,000 and normal operating requirements, and pay a dividend of $.10 per share, or a total of $625,000, on March 10, 2009. The Company’s Credit Agreement with a lender provides a $27,000,000 line of credit that expires on December 31, 2010. The Agreement provides for a revolving line of credit of $20,000,000, which includes a $5,000,000 sub-limit for swing-line loans that requires additional pre-approval by the bank, and a five-year $7,000,000 term loan requiring equal quarterly payments of $117,000 with a balloon payment at the expiration date. Borrowings under the revolving line of credit are limited to an amount equal to a borrowing base calculation that includes eligible accounts receivable, inventories, and cash surrender value of the Company’s life insurance as defined in the Agreement. As of January 3, 2009, the amount available for borrowing was $15,000,000, of which $4,942,000 was borrowed, leaving $10,058,000 of availability. Borrowings under the Credit Agreement are collateralized by substantially all of the assets of the Company. At January 3, 2009, the Company was in compliance with its debt covenants which include, among others, maintaining certain EBITDA, fixed charge and tangible net worth ratios and amounts.

Results of Operations

Comparison of 2008 to 2007

The Company generated net income of $5,893,000, or $.95 per share, on sales of $192,476,000 in 2008, compared to net earnings of $10,125,000, or $1.60 per share, on sales of $178,285,000 in 2007. For the fourth quarter of 2008, the Company experienced a net loss of $513,000, or $.08 per share, on sales of $43,489,000, compared to net earnings of $1,144,000, or $.18 per share, on sales of $38,431,000 in the fourth quarter of 2007.

Consolidated gross profits declined 29 percent to $19,877,000 in 2008, compared to $28,163,000 in 2007, and as a percent of sales decreased to ten percent of sales in 2008 compared to 16 percent of sales in 2007. Most of the decreases in dollars and in percentage of sales were in the Metals Segment as discussed in the Metals Segment Comparison of 2008 to 2007 below. Consolidated selling, general and administrative expense for 2008 decreased by $772,000, compared to 2007, and declined one percent as a percent of sales to six percent. The dollar decrease resulted primarily from a decrease in 2008 in management incentives, which are based on profits, compared to 2007.

Comparison of 2007 to 2006

In 2007, the Company generated a 33 percent increase in net income, earning $10,125,000, or $1.60 per share, on sales of $178,285,000, which is a 17 percent increase over the previous record sales of 2006. This compares to net earnings of $7,608,000, or $1.22 per share, on sales of $152,047,000 in 2006. For the fourth quarter of 2007, net earnings declined 62 percent to $1,144,000, or $.18 per share on a four percent sales decline to $38,431,000, compared to net earnings of $3,003,000, or $.48 per share, on sales of $40,059,000 in the fourth quarter of 2006.  Included in net earnings for the fiscal year ending December 30, 2006 was an after-tax gain from the sale of property and plant, net of relocation costs of $378,000, or $.06 per share, which was recorded in the first nine months of 2006.

Consolidated gross profits increased 24 percent or $5,439,000 to $28,163,000 in 2007 compared to 2006, and as a percent of sales increased one percent to 16 percent of sales in 2007 compared to 2006. Most of the increase in dollars and increase in percentage of sales came from the Metals Segment as discussed in the Metals Segment Comparison of 2007 to 2006 below. Consolidated selling, general and administrative expense for 2007 increased by $1,144,000 compared to 2006, but remained unchanged as a percent of sales at seven percent. The dollar increase came primarily from a combination of incurring costs of more than $250,000 from implementing Sarbanes-Oxley Section 404 Regulations covering internal controls, and an increase in 2007 in management incentives, which are based on profits, compared to 2006.

Metals Segment–The following table summarizes operating results and backlogs for the three years indicated. Reference should be made to Note O to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

	2008		2007		2006
(Amount in thousands)	Amount	%	Amount	%	Amount	%
Net sales	$131,877	100.0%	$126,219	100.0%	$102,822	100.0%
Cost of goods sold	117,856	89.4%	104,816	83.0%	86,712	84.3%
Gross profit	14,021	10.6%	21,403	17.0%	16,110	15.7%
Selling and administrative
expense	4,696	3.6%	5,015	4.0%	4,498	4.4%
Operating income	$9,325	7.0%	$16,388	13.0%	$11,612	11.3%
Year-end backlogs -
Piping systems	$45,500		$57,000		$54,900

Comparison of 2008 to 2007 – Metals Segment

The Metals Segment sales increased five percent for the year ended 2008 compared to 2007 from a seven percent increase in average selling prices, partially offset by a five percent decline in unit volumes. Gross profit for the year ended 2008 declined 35 percent to $14,021,000, or 11 percent of sales, from 2007 year end’s total of $21,403,000, or 17 percent of sales.  Operating income for the year ended 2008 declined 43 percent to $9,325,000 from 2007 year end’s total of $16,388,000. Sales for the fourth quarter of 2008 increased 11 percent to $28,209,000 from sales of $25,410,000 in the fourth quarter of 2007, resulting from a 49 percent increase in unit volumes, partially offset by a 16 percent decline in average selling prices. The Segment had a negative gross margin of $602,000 for the fourth quarter of 2008 compared to a gross profit of $2,575,000, or ten percent of sales, for the fourth quarter of 2007. The Segment experienced an operating loss of $1,196,000 for the fourth quarter of 2008 compared to generating operating income of $1,937,000 in the fourth quarter of 2007.

Commodity pipe unit volumes increased 200 percent in the fourth quarter of 2008 resulting in a three percent increase for the year compared to the same period last year. The increase in commodity volumes reflects the apparent benefit that the unfair-trade case, filed in January 2008 by U.S. producers of stainless steel pipe and the United Steelworkers Union against China, had on imports over the last three quarters of 2008, coupled with the very low volume experienced in 2007’s fourth quarter. Gross profits are impacted by stainless steel surcharges which are assessed each month by the stainless steel producers to cover the change in their costs of certain raw materials. The Company, in turn, passes on the surcharge in the sales prices charged to its customers. Under the Company’s first-in-first-out (FIFO) inventory method, cost of goods sold is charged for the surcharges that were in effect three or more months prior to the month of sale. Accordingly, if surcharges are in an upward trend, reported profits will benefit. Conversely, when surcharges go down, profits are reduced. Unfortunately, stainless steel surcharges began a decline in the third quarter of 2008 which accelerated in the fourth quarter of 2008 which reduced profits significantly. This decline created steady downward pressure on commodity selling prices causing average selling prices to fall 32 percent in the fourth quarter of 2008 and 11 percent for the year compared to the same periods in 2007. This resulted in an approximately $2,000,000 loss in the fourth quarter of 2008 under our FIFO inventory method that matched the low selling prices with much higher inventory costs. The rapid decline in commodity pricing also created an inventory valuation issue at year end as the market value of much of our commodity inventory fell below our costs, which led to an approximate $1,000,000 charge in the fourth quarter of 2008 to reduce the January 3, 2009 inventory value to market prices.

The non-commodity business continued to deliver excellent results. Although unit volumes fell 14 percent for the year and 27 percent in the fourth quarter of 2008, average selling prices increased 31 percent for the year and 16 percent for the quarter compared to the same periods in 2007. The majority of the decline in unit volumes came in our piping systems operation as customers pushed out delivery dates in the fourth quarter of 2008 in response to the economic downturn. The increase in average selling prices came primarily from a change in product mix. As a result, the non-commodity business generated excellent gross profits for the year and in the fourth quarter of 2008. Piping systems’ backlog was $45,500,000 at the end of the fourth quarter of 2008 compared to $38,700,000 at the end of the third quarter of 2008 and $57,000,000 at the end of the fourth quarter of 2007.

Selling and administrative expense decreased $319,000, or six percent in 2008 when compared to 2007, but remained unchanged at four percent of sales in 2008 consistent with 2007. The dollar decrease came primarily from decreased management incentives, which are based on profits, offset somewhat by an increase in sales commission expense, resulting from the increase in sales in 2008 compared to 2007.

Comparison of 2007 to 2006 – Metals Segment

The Metals Segment achieved sales growth of 23 percent for 2007 from a 61 percent increase in average selling prices, partially offset by a 24 percent decline in unit volumes when compared to 2006. Operating income of $16,388,000 was 41 percent higher than 2006’s total of $11,612,000. The large increases in average selling prices resulted partly from higher stainless steel surcharges, primarily in the first three quarters of 2007, compared to 2006. The increased selling prices resulted from our accomplishing our goal of expanding into markets that require larger pipe sizes, higher-priced alloys, larger proportions of non-commodity products, and products fabricated by our piping systems plant. The change in product mix includes the successful development of business from liquid natural gas (LNG), wastewater and water treatment, biofuels and electric utility scrubber projects. Many of the products produced for these markets are subject to more stringent specifications, including 100 percent x-ray of the weld seams. In addition, some of these non-commodity products are made from expensive alloys and are more difficult to produce. Accordingly, their cost and sales price are much higher than commodity products.

The decline in unit volume for 2007 as compared to 2006 resulted from a 37 percent decline in pipe sales, partially offset by a 31 percent increase in piping systems. The increase in gross profit was more than accounted for by a surge in our piping systems products to more than triple the amounts earned in 2006, while pipe sales yielded slightly lower profits. During the first six months of 2007, the Company continued to experience an upward trend in surcharges experienced in the third and fourth quarters of 2006. As a result, surcharges were significantly higher than they were in the first six months of 2006 with an accompanying benefit to gross profits. Over the last six months of 2007, surcharges declined reducing gross profits.

Sales for the fourth quarter of 2007 declined 12 percent from a 44 percent decline in unit volumes, partially offset by a 57 percent increase in average selling prices, while operating income declined 60 percent to $1,937,000 for the fourth quarter of 2007, compared to $4,892,000 in the fourth quarter of 2006. The decrease in unit volume experienced in the fourth quarter of 2007 resulted from a 75 percent decline in commodity pipe sales, partially offset by 31 percent higher piping systems unit volumes compared to the fourth quarter of 2006. Weak market conditions that began in the third quarter of 2007 deteriorated further in the fourth quarter of 2007 causing the big unit volume decrease in pipe sales. Stainless steel surcharges in 2007 declined significantly in August, September and October, and although nickel prices rose in November and December, they flattened in January 2008 and fell in February 2008. This uncertainty of nickel pricing along with distributors’ desire to reduce inventories at 2007 year end caused distributors to limit purchases throughout the fourth quarter of 2007. Another factor causing the volume declines for the year and fourth quarter of 2007 when compared to the same periods of 2006 was the significant increase in imports, primarily from China. Finally, the weakening of end-use demand for commodity pipe experienced toward the end of the third quarter of 2007 accelerated in the fourth quarter of 2007. Although our non-commodity business in the fourth quarter of 2007 was strong, it was not enough to offset the negative impact on profitability from the lower than expected commodity pipe sales which generated substantial under absorption of fixed and overhead costs. Piping systems continued to experience the favorable impact of its strong backlog as operating income increased significantly in the fourth quarter of 2007 compared to a year earlier. Piping systems’ backlog was $57,000,000 at the end of 2007 compared to $54,900,000 at the end 2006.

Selling and administrative expense increased $517,000, or 12 percent in 2007 when compared to 2006, but remained unchanged at four percent of sales in 2007 consistent with 2006. The dollar increase came primarily from increased management incentives, which are based on profits, and sales commissions, resulting from the increase in sales in 2007 compared to 2006.

Specialty Chemicals Segment–The following tables summarize operating results for the three years indicated. Reference should be made to Note O to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

	2008		2007		2006
(Amount in thousands)	Amount	%	Amount	%	Amount	%
Net sales	$60,599	100.0%	$52,066	100.0%	$49,225	100.0%
Cost of goods sold	54,743	90.3%	45,306	87.0%	42,611	86.6%
Gross profit	5,856	9.7%	6,760	13.0%	6,614	13.4%
Selling and administrative
expense	3,745	6.2%	3,983	7.6%	3,970	8.1%
Operating income	$2,111	3.5%	$2,777	5.4%	$2,644	5.3%

Comparison of 2008 to 2007 – Specialty Chemicals Segment

The Specialty Chemicals Segment sales increased 16 percent for the year ended 2008 compared to 2007. In spite of the sales increase, gross profit for the year ended 2008 decreased 13 percent to $5,856,000, or ten percent of sales, compared to a gross profit of $6,760,000, or 13 percent of sales, for 2007. Operating income declined 24 percent to $2,111,000 for the year ended 2008 compared to $2,777,000 earned in 2007. Sales increased 17 percent to $15,280,000 for the fourth quarter of 2008 compared to $13,021,000 for the fourth quarter of 2007. Gross profit for the fourth quarter of 2008 was $1,040,000, or seven percent of sales, which was down 30 percent from the fourth quarter of 2007’s total of $1,479,000, or 11 percent of sales. Operating income declined 64 percent to $191,000 for the fourth quarter of 2008 compared to $538,000 for the fourth quarter of 2007. The increase in revenues in 2008 came primarily from adding new products during the year, together with increased selling prices of our basic chemical products to pass on some of the higher raw material and energy-related costs. The declines in gross profit and operating income for the year and fourth quarter of 2008, when compared to the same periods in 2007, were caused primarily by our inability to pass on all of the increases in raw material and energy related costs.  Gross profits in 2008 were also negatively impacted by higher than expected start up costs from several of the new products added in 2008. We also had approximately $130,000 in claims and the write down of inventories to reflect obsolescence and market valuation issues that negatively impacted the fourth quarter of 2008.

Selling and administrative expense decreased $238,000 or six percent in 2008 compared to the 2007 amount, and decreased to six percent of sales in 2008 from eight percent of sales in 2007. The decrease resulted primarily from reduced selling expenses primarily in the OP operation.

Comparison of 2007 to 2006 – Specialty Chemicals Segment

The Specialty Chemicals Segment sales increased six percent for the year ended 2007 and 18 percent in the fourth quarter of 2007 compared to the same periods of 2006. The increase in revenues in 2007 resulted primarily from adding several new products during the year, an increase in demand for our contract manufacturing products, and increased selling prices on our basic chemical products to pass on higher energy related costs. Our basic chemical and contract manufacturing businesses continued to benefit from favorable market conditions experienced throughout 2007. As a result, gross profits for 2007 increased two percent to $6,760,000 compared to $6,614,000 for 2006. Although sales increased in the fourth quarter of 2007 compared to 2006, gross profit as a percent of sales declined two percent to 11 percent, or $1,479,000, compared to 13 percent, or $1,483,000, generated in 2006. Sales and gross profits were negatively impacted both for the year and fourth quarter of 2007 by lower results in our pigment business resulting from increased raw material costs that we were unable to pass on, coupled with a slowdown in business throughout the pigment product lines.

Selling and administrative expense increased $13,000, or less than one percent in 2007 compared to 2006, and remained unchanged at eight percent of sales in 2007, consistent with 2006. As a result of the factors discussed above, operating income for 2007 increased five percent to $2,777,000, compared to $2,644,000 for 2006, and declined 14 percent to $538,000 for the fourth quarter of 2007, compared to $622,000 for the fourth quarter of 2006.

Unallocated Income and Expense

Reference should be made to Note O to the Consolidated Financial Statements, included in Item 8 of this Form 10-K, for the schedule that includes these items.

Comparison of 2008 to 2007 – Corporate

Corporate expense decreased $215,000, or 29 percent, to $2,493,000 for 2008, compared to $2,708,000 incurred in 2007. The decrease resulted primarily from a decrease in management incentives totaling $299,000 in 2008 when compared to 2007’s total of $762,000, offset somewhat by environmental expenses in 2008 of $647,000, compared to $441,000 in 2007. Interest expense in 2008 decreased $321,000 from 2007 as a result of decreases in borrowings and the LIBOR interest rate under the lines of credit with the Company’s bank. The amount accrued to record the fair market value of the Company’s interest rate swap increased $181,000 to $376,000 at January 3, 2009, up from $195,000 accrued at 2007 year end, also reflecting the reduction in the LIBOR interest rate. See Item 7A below.

Comparison of 2007 to 2006 – Corporate

Corporate expense increased $613,000, or 29 percent, to $2,708,000 for 2007, compared to $2,095,000 incurred in 2006. The increase resulted primarily from increased management incentives in 2007 when compared to 2006, environmental expenses of $441,000, compared to $360,000 in 2006, and more than $250,000 from implementing Sarbanes-Oxley Section 404 Regulations in 2007 covering internal controls. Interest expense in 2007 increased $248,000 from 2007 as a result of increases in borrowings and the LIBOR interest rate under the lines of credit with the Company’s bank. The Company also had accrued a $195,000 liability at December 27, 2007, which increased $147,000 from $48,000 accrued at 2006 year end, reflecting the fair market value of the Company’s interest rate swap contract. See Item 7A below.

Contractual Obligations and Other Commitments

As of January 3, 2009, the Company’s contractual obligations and other commitments were as follows:

(Amounts in thousands)		Payment Obligations for the Year Ended
	Total	2009	2010	2011	2012	2013	Thereafter
Obligations:
Long-term debt (1)	$5,483	$467	$5,016	$-	$-	$-	$-
Revolving credit facility (1)	4,942	-	4,942	-	-	-	-
Interest payments (2)	1,284	652	632	-	-	-	-
Operating leases	215	90	82	37	3	3	-
Capital leases	-	-	-	-	-	-	-
Purchase obligations	-	-	-	-	-	-	-
Deferred compensation (3)	370	72	72	72	72	72	10
Total	$12,294	$1,281	$10,744	$109	$75	$75	$10

(1) Includes only obligations to pay principal not interest expense.
(2) Represents estimated interest payments to be made on the bank debt, with principal payments made as scheduled using average borrowings for each year times the average interest rate for 2008 on the debt and payments on the Company’s $4,500,000 interest rate swap which expires in 2010.
(3) For a description of the deferred compensation obligation, see Note G to the Consolidated Financial Statements included in
Item 8 of this Form 10-K.

Off-Balance Sheet Arrangements

See Note Q to the Consolidated Financial Statements included in Item 8 of this Form 10-K for a discussion of the Company’s off-balance sheet arrangements.

Current Conditions and Outlook

Management of the Specialty Chemicals Segment was successful in increasing revenues in 2008 reflecting efforts to generate new products, improve existing products, and compete in markets not as susceptible to foreign imports.  Unfortunately, higher petroleum costs drove up raw material and energy costs which hurt profitability. If the recent decline in oil and natural gas prices continues into the future, our costs of raw materials and energy costs should decline, which would help profitability. On March 6, 2009, The Company entered into a Purchase Agreement to sell the pigment dispersion business of OP. The sale includes substantially all of OP’s assets for a purchase price approximately equal to their net book value as of the date of sale, and any gain or loss resulting from the disposition will not be material. As part of the Agreement, the Company will continue to toll manufacture pigments for a transitional period of up to one year. OP will continue to produce and sell chemical dispersions utilizing some of its existing equipment, and is attempting to introduce new chemical dispersions directed at the latex and rubber industries, as well as other selected targeted customers. Management believes that divesting the pigment dispersion business will free up resources and working capital allowing the Specialty Chemicals Segment to focus on activities more in line with the remaining specialty chemicals operations. Although Management is confident it is positioned to compete effectively, current economic conditions make operating performance in 2009 uncertain.

As a result of the significant increases in stainless steel pipe imported from China, the Metals Segment along with three other U.S. producers of stainless steel pipe and the United Steelworkers Union filed an unfair-trade case against China on January 30, 2008. It is the third case involving pipe and tube imports from China filed since early 2007. The U.S. Department of Commerce (DOC) findings have supported petitioners in all three cases, and it has issued final determinations on welded stainless steel pipe. On January 21, 2009, it announced its determination of duties ranging from 12 percent to over 300 percent on stainless steel welded pipe smaller than 16 inches in diameter imported from China. The International Trade Commission (ITC) had its final vote in late February and will issue its final ruling in March. As discussed above, based on activity over the last three quarters, we believe the actions by the ITC and the DOC have already reduced import activity and have had a positive influence on demand for domestic producers. This is encouraging, but, until this trade case is finalized, it will add uncertainty to the future results from commodity pipe. This positive impact on commodity pipe volumes has been offset by falling stainless steel prices which, along with the uncertainty of the economy, have caused distributors to limit stocking of inventories. Although stainless steel surcharges appear to have stabilized so far in 2009, the significant declines experienced in the fourth quarter of 2008 have created a poor pricing environment for our commodity pipe, which will negatively impact profitability in the first quarter of 2009. It is possible that the stimulus spending by the Federal Government will fund increased activity in the water and waste water treatment area, which is a significant part of our piping systems business. However, the impact from current economic conditions both domestically and world-wide makes it difficult to predict the performance of this Segment for 2009.  In spite of this, management continues to be optimistic about the piping systems business over the long term based on our current bidding activity for projects and our strong backlog, with over 80 percent of the backlog coming from energy and water and wastewater treatment projects. The backlog was $45,500,000 at the end of the fourth quarter of 2008 of which approximately 75 percent should be completed in 2009. Management also believes we are the largest and most capable domestic producer of non-commodity stainless pipe and an effective producer of commodity stainless pipe which should serve the Company well in the long term.

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

Fair value of the Company's debt obligations, which approximated the recorded value, consisted of:

At January 3, 2009

$10,426,000 under a $27,000,000 line of credit and term loan agreement expiring December 31, 2010 with a variable interest rate of 1.95 percent.

At December 27, 2007

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

Cash flow hedges are hedges that use derivatives to offset the variability of expected future cash flows. Variability can appear in floating rate liabilities and can arise from changes in interest rates. The Company uses an interest rate swap in which it pays a fixed rate of interest while receiving a variable rate of interest to change the cash flow profile of its variable-rate borrowing to match a fixed rate profile. As discussed in Note D to the Consolidated Financial Statements, the Company entered into a long-term debt agreement with its bank and pays interest based on a variable interest rate. To mitigate the variability of the interest rate risk, the Company entered into a derivative/swap contract in February of 2006 with the bank, coupled with a third party who will pay a variable rate of interest (an “interest rate swap”). The interest rate swap has a notional amount of $4,500,000 pursuant to which the Company receives interest at Libor and pays interest at a fixed interest rate of 5.27 percent, and runs from March 1, 2006 to December 31, 2010, which equates to the final payment amount and due date of the term loan. Although the swap is expected to effectively offset variable interest in the borrowing, hedge accounting is not utilized. Therefore, changes in its fair value are being recorded in current assets or liabilities, as appropriate, with corresponding offsetting entries to other expense.

In the ordinary course of business, the Company's income and cash flows may be affected by fluctuations in the price of nickel, which is a component of stainless steel raw materials used in its production of stainless steel pipe. The Company is subject to raw material surcharges on the nickel component from its stainless steel suppliers. For certain non-cancelable fixed price sales contracts having delivery dates in the future, the Company is not able to obtain fixed price purchase commitments to cover the nickel surcharge component of the stainless steel raw material requirements of the sales contract which creates a cost exposure from fluctuations in the nickel surcharges. Where such exposure exists, the Company considers the use of cash settled commodity price swaps with durations approximately equal to the expected delivery dates of the applicable raw materials to hedge the price of its nickel requirements. The Company designates these instruments as fair value hedges and the resulting changes in their fair value are recorded as inventory costs. Subsequent gains and losses are recognized in cost of products sold in the same period as the underlying physical transaction. While these hedging activities may protect the Company against higher nickel prices, they may also prevent realizing possible lower raw material costs in the event that the market price of nickel falls below the price stated in a forward sale or futures contract. There were no outstanding hedging contracts on nickel commodities at January 3, 2009 or December 29, 2007.

Item 8 Financial Statements and Supplementary Data

The Company’s consolidated financial statements, related notes, report of management and report of the independent registered public accounting firm follow on subsequent pages of this report.

Consolidated Balance Sheets
Years ended January 3, 2009 and December 29, 2007
	2008	2007
Assets
Current assets
Cash and cash equivalents	$97,215	$28,269
Accounts receivable, less allowance for doubtful
accounts of $1,279,000 and $1,236,000, respectively	21,201,589	19,887,556
Inventories
Raw materials	13,678,997	9,218,395
Work-in-process	16,755,349	28,824,639
Finished goods	12,476,926	10,758,064
Total inventories	42,911,272	48,801,098
Deferred income taxes (Note J)	2,265,949	2,284,000
Prepaid expenses and other current assets	1,419,841	433,250
Total current assets	67,895,866	71,434,173

Cash value of life insurance	2,867,975	2,805,500
Property, plant and equipment, net (Note C)	22,129,571	20,858,606
Goodwill	1,354,730	1,354,730
Deferred charges, net	118,035	168,291

Total assets	$94,366,177	$96,621,300

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt (Note D)	$466,667	$466,667
Accounts payable	9,294,052	13,029,172
Accrued expenses (Notes D and E)	6,722,397	10,772,331
Current portion of environmental reserves (Note F)	554,000	467,371
Total current liabilities	17,037,116	24,735,541

Long-term debt (Note D)	9,958,981	10,246,015
Environmental reserves (Note F)	810,000	580,000
Deferred compensation (Note G)	369,512	409,462
Deferred income taxes (Note J)	3,324,000	2,510,000

Shareholders' equity (Notes H and I)
Common stock, par value $1 per share - authorized
12,000,000 shares; issued 8,000,000 shares	8,000,000	8,000,000
Capital in excess of par value	752,765	532,860
Retained earnings	69,529,995	65,113,597
	78,282,760	73,646,457
Less cost of common stock in treasury: 1,752,466 and
1,762,695 shares, respectively	15,416,192	15,506,175
Total shareholders' equity	62,866,568	58,140,282

Total liabilities and shareholders' equity	$94,366,177	$96,621,300

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations
Years ended January 3, 2009, December 29, 2007 and December 30, 2006
	2008	2007	2006

Net sales	$192,476,072	$178,285,015	$152,047,386

Cost of sales	172,598,831	150,121,564	129,323,082

Gross profit	19,877,241	28,163,451	22,724,304

Selling, general and administrative expense	10,933,874	11,706,485	10,562,498
Gain from sale of property and plant (Note B)	-	-	(595,600)

Operating income	8,943,367	16,456,966	12,757,406

Other (income) and expense
Interest expense	684,943	1,006,413	757,884
Change in fair value of interest rate swap (Note D)	181,000	147,000	36,000
Other, net (Note B)	(401,268)	(20,211)	(632)

Income before income tax	8,478,692	15,323,764	11,964,154

Provision for income taxes	2,496,000	5,199,000	4,356,000

Net income	$5,982,692	$10,124,764	$7,608,154

Net income:
Per basic common share	$ .96	$1.63	$ 1.24

Per diluted common share	$ .95	$1.60	$ 1.22

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity

		Capital in		Cost of Common
	Common	Excess of	Retained	Stock in
	Stock	Par Value	Earnings	Treasury	Total

Balance at December 31, 2005	$8,000,000	$-	$47,329,620	$(16,033,282)	$39,296,338
Net income			7,608,154		7,608,154
Issuance of 6,554 shares
of common stock
from the treasury		25,690		55,536	81,226
Stock options exercised
for 21,173 shares, net		(44,611)	(16,752)	127,173	65,810
Employee stock option
compensation		75,624			75,624
Balance at December 30, 2006	8,000,000	56,703	54,921,022	(15,850,573)	47,127,152

Net income			10,124,764		10,124,764
Payment of dividends, $.15 per
per share			(927,189)		(927,189)
Issuance of 1,945 shares
of common stock
from the treasury		57,919		17,070	74,989
Stock options exercised
for 99,793 shares, net		223,137		327,328	550,465
Employee stock option and
grant compensation		174,761			174,761
Capital contribution		20,340			20,340
Impact of adoption of
FIN 48 - (Note J)			995,000		995,000
Balance at December 29, 2007	8,000,000	532,860	65,113,597	(15,506,175)	58,140,282

Net income			5,982,692		5,982,692
Payment of dividends, $.25
per share			(1,566,294)		(1,566,294)
Issuance of 9,229 shares
of common stock
from the treasury		7,472		81,186	88,658
Stock options exercised
for 1,000 shares, net		(4,147)		8,797	4,650
Employee stock option and
grant compensation		216,580			216,580
Balance at January 3, 2009	$8,000,000	$752,765	$69,529,995	$(15,416,192)	$62,866,568

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Years ended January 3, 2009, December 29, 2007 and December 30, 2006
	2008	2007	2006
Operating activities
Net income	$5,982,692	$10,124,764	$7,608,154
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation expense	2,745,738	2,579,142	2,616,940
Amortization of deferred charges	50,256	54,924	54,924
Deferred income taxes	832,051	(581,000)	14,000
Reduction in reserves for uncertain tax positions	(199,000)	(151,000)	-
Provision for losses on accounts receivable	66,813	229,453	315,295
Loss (gain) on sale of property, plant and equipment	19,336	(1,300)	(625,738)
Cash value of life insurance	(62,475)	(81,935)	(84,051)
Environmental reserves	316,629	205,318	126,854
Issuance of treasury stock for director fees	74,970	74,989	81,226
Employee stock option and grant compensation	216,580	174,761	75,624
Changes in operating assets and liabilities:
Accounts receivable	(1,380,846)	2,311,820	(881,272)
Inventories	5,889,826	(7,255,636)	(17,063,135)
Other assets and liabilities	(37,095)	(85,480)	(341,401)
Accounts payable	(3,735,120)	1,253,469	583,842
Accrued expenses	(4,049,934)	4,728,581	196,851
Income taxes payable	(790,478)	(1,247,586)	(520,504)

Net cash provided by (used in) operating activities	5,939,943	12,333,284	(7,842,391)

Investing activities
Purchases of property, plant and equipment	(4,037,239)	(4,485,928)	(3,092,242)
Proceeds from sale of property, plant and equipment	1,200	1,300	846,980
Decrease in notes receivable	-	-	400,000

Net cash used in investing activities	(4,036,039)	(4,484,628)	(1,845,262)

Financing activities
Net (payments on) proceeds from long-term debt	(287,034)	(7,485,416)	9,640,877
Proceeds from exercised stock options	4,650	550,465	65,810
Dividends paid	(1,566,294)	(927,189)	-
Excess tax benefits from Stock Grant Plan	13,720	-	-
Capital contributed	-	20,340	-

Net cash (used in) provided by financing activities	(1,834,958)	(7,841,800)	9,706,687

Increase in cash and cash equivalents	68,946	6,856	19,034
Cash and cash equivalents at beginning of year	28,269	21,413	2,379

Cash and cash equivalents at end of year	$97,215	$28,269	$21,413

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note A Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions have been eliminated.

Use of Estimates. The preparation of the financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions, primarily for establishing reserves on accounts receivable, inventories and environmental issues, that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting Period. The Company’s fiscal year is the 52 or 53 week period ending the Saturday nearest to December 31. Fiscal year 2008 ended on January 3, 2009, having 53 weeks, and fiscal year 2007 ended on December 29, 2007 and fiscal year 2006 ended on December 30, 2006, both having 52 weeks.

Revenue Recognition. Revenue from product sales is recognized at the time ownership of goods transfers to the customer and the earnings process is complete. Shipping costs of approximately $2,405,000, $2,169,000 and $2,708,000 in 2008, 2007 and 2006, respectively, are recorded in cost of goods sold.

Inventories. Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and current market conditions. As of January 3, 2009 and December 29, 2007, $4,467,000 and $2,981,000, respectively, for inventory has been reduced for obsolescence and market reserves.

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

Goodwill, representing intangibles arising from the excess of purchase price over fair value of net assets of businesses acquired, is not amortized but is reviewed annually in the fourth quarter for impairment. Deferred charges represent other intangible assets that are amortized over their useful lives. Accumulated amortization of deferred charges totaled $218,000 and $167,000 as of January 3, 2009 and December 29, 2007, respectively.

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

Accounts receivable from the sale of products are recorded at net realizable value and the Company generally grants credit to customers on an unsecured basis. Substantially all of the Company’s accounts receivables are due from companies located throughout the United States. The Company provides an allowance for doubtful collections and for disputed claims and quality issues. The allowance is based upon a review of outstanding receivables, historical collection information and existing economic conditions. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Receivables are generally due within 30 to 45 days. Delinquent receivables are written off based on individual credit evaluations and specific circumstances of the customer.

The cash surrender value of life insurance is the contractual amount on policies maintained with one insurance company. The Company performs a periodic evaluation of the relative credit standing of this company as it relates to the insurance industry.

Research and Development Expense. The Company incurred research and development expense of approximately $342,000, $413,000 and $312,000 in 2008, 2007 and 2006, respectively.

Fair Value of Financial Instruments. The carrying amounts reported in the balance sheet for cash and cash equivalents, trade accounts receivable, cash surrender value of life insurance, investments and borrowings under the Company’s line of credit approximate their fair value.

Fair Value Disclosures. Effective December 30, 2007, the Company adopted Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements, and SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). SFAS 157 defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value that are not currently required to be measured at fair value. Accordingly, companies would then be required to report unrealized gains and losses on these items in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. There was no impact on the financial statements from the adoption of either of these Statements.

Effective December 30, 2007, the Company determines the fair values of its financial instruments based on the fair value hierarchy established in SFAS 157 which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs when measuring fair value. Level-1 measurements utilize quoted prices in active markets for identical assets or liabilities. The Company does not currently have any Level-1 financial assets or liabilities.  Level-2 measurements utilize observable inputs other than Level-1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs observable or that can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company has a level-2 liability from its interest rate swap having a fair value of $376,000 and $195,000 at January 3, 2009 and December 29, 2007, respectively. Changes in its fair value are being recorded in current liabilities with corresponding offsetting entries to other expense. Level-3 measurements utilize unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company does not currently have any material Level-3 financial assets or liabilities.

On February 12, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”). FSP No. 157-2 amends SFAS No. 157 to delay the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Synalloy will delay application of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until January 4, 2009.

Business Combinations. In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, which the Company adopted on January 4, 2009. This standard will significantly change the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. Among the more significant changes in the accounting for acquisitions are the following: Transaction costs will generally be expensed. Certain such costs are presently treated as costs of the acquisition. In-process research and development (IPR&D) will be accounted for as an asset, with the cost recognized as the research and development is realized or abandoned. IPR&D is presently expensed at the time of the acquisition. Contingencies, including contingent consideration, will generally be recorded at fair value with subsequent adjustments recognized in operations. Contingent consideration is presently accounted for as an adjustment of purchase price. Decreases in valuation allowances on acquired deferred tax assets will be recognized in operations. Such changes previously were considered to be subsequent changes in the allocation of the purchase price and were recorded as adjustments to goodwill. Generally, the effects of SFAS No. 141R on the Company’s consolidated financial statements will depend on acquisitions occurring in 2009 and thereafter.  SFAS No.141R does not require retroactive restatement of accounting for business combinations prior to January 4, 2009.

Determination of the Useful Life of Intangible Assets. In April 2008, the FASB issued FASB Staff Position No. FAS 142-3 (“FSP 142-3”) “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. The FSP is effective for the Company beginning January 4, 2009. The guidance for determining the useful life of intangible assets included in this FSP 142-3 will be applied prospectively to intangible assets acquired after the January 4, 2009 effective date. This standard is not expected to have a material impact on the Company’s financial statements.

Note B Special Items

Other Income and Expense: The Company received partial payment of $394,000 on a note receivable from a Chinese joint venture which was deemed uncollectible and written off in 2005. The joint venture agreement expired and the joint venture was dissolved in 2008, and payments were made to the note holders from the distribution of the joint venture’s assets. The income is included in other income.

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

Note C Property, Plant and Equipment

Property, plant and equipment consist of the following:

	2008	2007

Land	$305,618	$305,618
Land improvements	1,015,063	970,235
Buildings	12,725,673	11,675,486
Machinery, fixtures and equipment	50,714,007	47,019,510
Construction-in-progress	391,776	1,261,289
	65,152,137	61,232,138
Less accumulated depreciation	43,022,566	40,373,532

Total property, plant and equipment	$22,129,571	$20,858,606

Note D Long-term Debt

	2008	2007

$ 15,000,000 Revolving line of credit	$4,942,316	$4,646,016
$ 7,000,000 Term loan	5,483,332	6,066,666
	10,425,648	10,712,682
Less current portion of term loan	466,667	466,667

	$9,958,981	$10,246,015

On December 13, 2005, the Company entered into a Credit Agreement with a lender to provide a $27,000,000 line of credit that expires on December 31, 2010. The Credit Agreement provides for a revolving line of credit of $20,000,000, which includes a $5,000,000 sub-limit for swing-line loans that requires additional pre-approval by the bank, and a five-year $7,000,000 term loan that requires equal quarterly payments of $117,000, plus interest, with a balloon payment at the expiration date. Current interest rates are LIBOR plus 1.50 percent, and can vary based on EBITDA performance from LIBOR plus 1.50 percent to LIBOR plus 3.00 percent. The rate at January 3, 2009 was 1.95 percent. Borrowings under the revolving line of credit are limited to an amount equal to a borrowing base calculation that includes eligible accounts receivable, inventories, and cash surrender value of the Company’s life insurance as defined in the Credit Agreement. As of January 3, 2009, the amount available for borrowing was $15,000,000, of which $4,942,000 was borrowed, leaving $10,058,000 of availability.

Borrowings under the Credit Agreement are collateralized by substantially all of the assets of the Company. At January 3, 2009, the Company was in compliance with its debt covenants which include, among others, maintaining certain EBITDA, fixed charge and tangible net worth amounts as defined in the Credit Agreement.

Average borrowings outstanding during fiscal 2008, 2007 and 2006 were $11,708,000, $13,944,000 and $10,525,000 with weighted average interest rates of 4.37 percent, 6.79 percent and 6.57 percent, respectively. The Company made interest payments of $706,000 in 2008, $1,003,000 in 2007 and $647,000 in 2006. The amount of long-term debt maturities for the next five years are as follows: 2009 - $467,000; and 2010 - $9,959,000.

On February 23, 2006, the Company entered into an interest rate swap contract with its bank with a notional amount of $4,500,000 pursuant to which the Company receives interest at Libor and pays interest at a fixed interest rate of 5.27 percent. The contract runs from March 1, 2006 to December 31, 2010, which equates to the final payment amount and due date of the term loan. The Company has accrued a $376,000 liability in accrued interest as of January 3, 2009 to reflect the fair market value of the swap, compared to $195,000 accrued at December 29, 2007. (See Note Q)

Note E Accrued Expenses

Accrued expenses consist of the following:

	2008	2007
Salaries, wages and commissions	$1,314,193	$2,871,635
Advances from customers	3,578,754	6,031,371
Insurance	479,365	451,488
Taxes, other than income taxes	54,892	340,096
Benefit plans	184,707	244,143
Interest	382,539	258,254
Professional fees	147,505	194,148
Utilities	183,035	134,010
Other accrued items	397,407	247,186

Total accrued expenses	$6,722,397	$10,772,331

Note F Environmental Compliance Costs

At January 3, 2009, the Company has accrued $1,364,000 in remediation costs which, in management’s best estimate, are expected to satisfy anticipated costs of known remediation requirements as outlined below. Expenditures related to costs currently accrued are not discounted to their present values and are expected to be made over the next three to four years. As a result of the evolving nature of the environmental regulations, the difficulty in estimating the extent and remedy of environmental contamination, and the availability and application of technology, the estimated costs for future environmental compliance and remediation are subject to uncertainties and it is not possible to predict the amount or timing of future costs of environmental matters which may subsequently be determined.

Prior to 1987, the Company utilized certain products at its chemical facilities that are currently classified as hazardous materials. Testing of the groundwater in the areas of the treatment impoundments at these facilities disclosed the presence of certain contaminants. In addition, several solid waste management units (“SWMUs”) at the plant sites have been identified. In 1998 the Company completed an RCRA Facility Investigation at its Spartanburg plant site, and based on the results, completed a Corrective Measures Study in 2000. A Corrective Measures Plan specifying remediation procedures to be performed was submitted in 2000 and the Company received regulatory approval. In prior years remediation projects were completed to clean up eleven of 15 SWMUs on the Spartanburg plant site at a cost of approximately $530,000. The Company is in the process of completing an analysis of the remaining four SWMUs and has accrued $639,000 at January 3, 2009, to provide for completion of this project and other cleanup costs.

At the Augusta plant site, the Company submitted a Baseline Risk Assessment and Corrective Measures Plan for regulatory approval. A Closure and Post-Closure Care Plan was submitted and approved in 2001 for the closure of the surface impoundment (former regulated unit). The Company completed and certified closure of the surface impoundment during 2002. During the fourth quarter of 2005, the Company completed a preliminary analysis of remedial alternatives to eliminate direct contact with surface soils based on the Baseline Risk Assessment, and has accrued $650,000 at January 3, 2009, for estimated future remedial and cleanup costs.

The Company has identified and evaluated two SWMUs at its plant in Bristol, Tennessee that revealed residual groundwater contamination. An Interim Corrective Measures Plan to address the final area of contamination identified was submitted for regulatory approval and was approved in March of 2005. The Company has $75,000 accrued at January 3, 2009, to provide for estimated future remedial and cleanup costs.

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

Note G Deferred Compensation

The Company has deferred compensation agreements with certain former officers providing for payments for ten years in the event of pre-retirement death or the longer of ten years or life beginning at age 65. The present value of such vested future payments, $370,000 at January 3, 2009, has been accrued.

Note H Shareholders’ Rights

The Company has a Shareholders’ Rights Plan which expires by its terms March 26, 2009. The Company does not intend to extend, amend or replace the Plan.

Note I Stock Options and Stock Grants

A summary of activity in the Company’s stock option plans is as follows:

	Weighted		Weighted
	Average		Average	Intrinsic
	Exercise	Options	Contractual	Value of	Options
	Price	Outstanding	Term	Options	Available
			(in years)
At December 31, 2005	$9.64	331,550		$740,000	199,100
Exercised	$6.21	(26,900)		$254,000
Cancelled	$4.65	(8,000)		$111,000	8000
Expired	$18.88	(14,500)			-
At December 30, 2006	$8.48	282,150	4.1	$4,865	207,100
Exercised	$10.39	(132,407)		$8,550
Expired	$12.14	(19,000)			-
At December 29, 2007	$8.51	130,743	4.6	$1,198,000	207,100
Exercised	$4.65	(1,000)		$8,550
Expired	$13.63	(1,500)			(207,100)
At January 3, 2009	$8.48	128,243	3.7	$4,865	-
Exercisable options	$8.04	98,789	3.0	$4,865

				Grant Date
Options expected to vest:				Fair Value
At December 30, 2006	$9.96	55,856	8.1	$6.77
Vested	$9.96	(12,402)
At December 29, 2007	$9.96	43,454	7.1	$6.77
Vested	$9.96	(14,000)
At January 3, 2009	$9.96	29,454	6.1	$6.77

The following table summarizes information about stock options outstanding at January 3, 2009:

			Outstanding Stock Options			Exercisable Stock Options
				Weighted Average			Weighted
					Remaining		Average
Range of				Exercise	Contractual		Exercise
Exercise Prices			Shares	Price	Life in Years	Shares	Price
$ 7.28	to	$7.75	45,250	$7.67	.43	45,250	$7.67
$ 6.75			1,500	$6.75	1.38	1,500	$6.75
$ 5.01			1,500	$5.01	2.32	1,500	$5.01
$ 4.65			13,900	$4.65	3.32	13,900	$4.65
$ 9.96			66,093	$9.96	6.09	36,639	$9.96
			128,243			98,789

The Company has two stock option plans. After April 30, 2008, there were no grants available under either of the Plans, and the Company did not grant any options during 2006, 2007 or 2008. Under the 1998 Plan covering officers and key employees, options may be exercised beginning one year after date of grant at a rate of 20 percent annually on a cumulative basis, and unexercised options expire ten years from the grant date. Under the 1994 Non-Employee Directors’ Plan, options may be exercised at the date of grant. Both of the plans are incentive stock option plans, therefore there are no income tax consequences to the Company when an option is granted or exercised. In 2008, 2007 and 2006, options for 1,000, 132,407 and 26,900 shares were exercised by employees and directors for an aggregate exercise price of $5,000, $1,375,000 and $167,000, respectively. The proceeds were generated from cash received of $5,000 in 2008, and from cash received of $550,000 and $66,000 and from the repurchase of 32,614 and 5,727 shares from employees and directors totaling $825,000 and $101,000, in 2007 and 2006, respectively. At the 2008, 2007 and 2006 respective year ends, options to purchase 98,789, 87,289 and 226,294 shares with weighted average exercise prices of $8.04, $7.79 and $9.56, respectively, were fully exercisable. Compensation cost charged against income before taxes for the options was approximately $76,000, or $.01 per share, for 2008, 2007 and 2006. As of January 3, 2009, there was $82,000 of total unrecognized compensation cost related to unvested stock options granted under the Company's stock option plans which is expected to be recognized over the next 13 months. The fair value of the unvested options computed under SFAS 123R was estimated at the time the options were granted.

The Company has a Stock Awards Plan in effect at January 3, 2009. A summary of plan activity for 2007 and 2008 is as follows:

		Weighted Average
	Shares	Grant Date Fair Value

Granted February 12, 2007	22,510	$25.00
Forfeited or expired	(330)	$25.00
Outstanding at December 29, 2007	22,180	$25.00
Granted February 12, 2008	11,480	$16.35
Vested	(4,436)	$25.00
Forfeited or expired	(3,980)	$21.48
Outstanding at January 3, 2009	25,244	$21.62

The Compensation & Long-Term Incentive Committee of the Board of Directors of the Company approves stock grants under the Company’s 2005 Stock Awards Plan to certain management employees of the Company. The stock awards vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant. In order for the awards to vest, the employee must be in the continuous employment of the Company since the date of the award. Any portion of an award that has not vested is forfeited upon termination of employment. The Company may terminate any portion of the award that has not vested upon an employee’s failure to comply with all conditions of the award or the Plan. Shares representing awards that have not yet vested are held in escrow by the Company. An employee is not entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable. Compensation expense totaling $555,000 on the grants issued in 2007 and $188,000 on the grants issued in 2008 is being charged against earnings equally over a period of 60 months from the dates of the grants, with the offset recorded in Shareholders’ Equity. Compensation cost charged against income for the awards was approximately $141,000, $90,000 net of income taxes, or $.01 per share in 2008, and $99,000, $65,000 net of income taxes, or $.01 per share, for 2007. As of January 3, 2009, there was $428,000 of total unrecognized compensation cost related to unvested stock grants under the 2005 Stock Awards Plan. (See Note R)

Note J Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows at the respective year ends:

(Amounts in thousands)	2008	2007

Deferred tax assets:
Inventory valuation reserves	$895	$1,125
Allowance for doubtful accounts	461	449
Inventory capitalization	961	577
Environmental reserves	319	237
Other	357	423
Total deferred tax assets	2,993	2,811
Deferred tax liabilities:
Tax over book depreciation and amortization	3,775	2,895
Prepaid expenses	276	142
Total deferred tax liabilities	4,051	3,037
Net deferred tax liabilities	$(1,058)	$(226)

Significant components of the provision for and (benefits from) income taxes are as follows:

(Amounts in thousands)	2008	2007	2006
Current:
Federal	$1,425	$5,324	$4,001
State	247	456	341
Total current	1,672	5,780	4,342
Deferred:
Federal	816	(538)	1
State	8	(43)	13
Total deferred	824	(581)	14
Total	$2,496	$5,199	$4,356

The reconciliation of income tax computed at the U. S. federal statutory tax rates to income tax expense is:

(Amounts in thousands)	2008		2007		2006
	Amount	%	Amount	%	Amount	%

Tax at U.S. statutory rates	$2,883	34.0%	$5,273	34.4%	$4,087	34.2%
State income taxes, net of
Federal tax benefit	168	2.0%	271	1.8%	205	1.7%
Changes in contingent
tax reserves	(199)	(2.4%)	(151)	(1.0%)	259	2.2%
Manufacturing exemption	(163)	(1.9%)	(340)	(2.2%)	(131)	(1.1%)
General business credit	(46)	(.6%)	-	-	-	-
Other, net	(147)	(1.7%)	146	.9%	(64)	(.6%)
Total	$2,496	29.4%	$5,199	33.9%	$4,356	36.4%

Income tax payments of approximately $2,646,000, $5,757,000 and $4,935,000 were made in 2008, 2007 and 2006, respectively. The Company had South Carolina state net operating loss carry forwards of approximately $39,100,000 at January 3, 2009, which expire between the years 2017 to 2027, and $37,200,000 at December 27, 2007. Since the likelihood of recognizing these carryforwards is remote, they have been fully reserved in the financial statements.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes,” at the beginning of fiscal year 2007. As a result of the implementation, the Company recognized a $995,000 decrease to reserves for uncertain tax positions. This decrease was accounted for as an adjustment in 2007 to the beginning balance of retained earnings on the Balance Sheet. After the cumulative effect decrease, at the beginning of 2007, the Company had approximately $350,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. During 2007, the Company recognized $151,000 of unrecognized tax benefits or $.02 per share, leaving $199,000 accrued at December 29, 2007. During 2008, the Company favorably resolved all of the accrued uncertain tax positions recognizing benefits of $199,000 or $.03 per share. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters and substantially all material state and local income tax matters for years through 2002. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties at the end of 2008, and $89,000 accrued for interest and $0 accrued for penalties at the end of December 29, 2007.

Note K Benefit Plans and Collective Bargaining Agreements

The Company has a 401(k) Employee Stock Ownership Plan covering all non-union employees. Employees may contribute to the Plan up to 100 percent of their salary with a maximum of $15,500 for 2008. Under EGTRRA, employees who are age 50 or older may contribute an additional $5,000 per year for a maximum of $20,500 for 2008. Contributions by the employees are invested in one or more funds at the direction of the employee; however, employee contributions cannot be invested in Company stock. Contributions by the Company are made in cash and then used by the Plan Trustee to purchase Synalloy stock. The Company contributes on behalf of each eligible participant a matching contribution equal to a percentage which is determined each year by the Board of Directors. For 2008 the maximum was four percent. The matching contribution is allocated weekly. Matching contributions of approximately $341,000, $338,000 and $319,000 were made for 2008, 2007 and 2006, respectively. The Company may also make a discretionary contribution, which if made, would be distributed to all eligible participants regardless of whether they contribute to the Plan. No discretionary contributions were made to the Plan in 2008, 2007 and 2006. The Company also contributes to union-sponsored defined contribution retirement plans. Contributions relating to these plans were approximately $694,000, $737,000 and $595,000 for 2008, 2007 and 2006, respectively.

The Company has three collective bargaining agreements at its Bristol, Tennessee facility. The number of employees of the Company represented by these unions is 246, or 54 percent of the Company’s total employees. They are represented by two locals affiliated with the AFL-CIO and one local affiliated with the Teamsters. The Company considers relationships with its union employees to be satisfactory. Collective bargaining contracts will expire in December 2009, March 2010 and February 2014.

Note L Leases

The Company’s Specialty Chemicals Segment leases a warehouse facility in Dalton Georgia, and in addition, the Company leases various manufacturing and office equipment at each of its locations, all under operating leases. The amount of future minimum lease payments under the operating leases are as follows: 2009 - $90,000; 2010 - $82,000; 2011 - $37,000; 2012 - $3,000 and 2013 - $3,000. Rent expense related to operating leases was $104,000, $104,000 and $107,000 in 2008, 2007 and 2006, respectively. The Company does not have any leases that are classified as capital leases for any of the periods presented in the financial statements.

Note M Contingencies

The Company is from time-to-time subject to various claims, other possible legal actions for product liability and other damages, and other matters arising out of the normal conduct of the Company’s business. Other than the environmental contingencies discussed in Note F, management is not currently aware of any asserted or unasserted matters which could have a significant effect on the financial condition or results of operations of the Company.

Note N Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	2008	2007	2006
Numerator:
Net income	$5,982,692	$10,124,764	$7,608,154
Denominator:
Denominator for basic earnings per
share - weighted average shares	6,245,344	6,211,639	6,122,195
Effect of dilutive securities:
Employee stock options and stock grants	35,780	84,272	112,092
Denominator for diluted earnings per
share - weighted average shares	6,281,124	6,295,911	6,234,287

Basic income per share	$.96	$1.63	$1.24
Diluted income per share	$.95	$1.60	$1.22

The diluted earnings per share calculations exclude the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. The Company had 117,707, 68,981 and 170,058 weighted average shares of common stock in 2008, 2007 and 2006, respectively, which were not included in the diluted earnings per share calculation as their effect was anti-dilutive.

Note O Industry Segments

The Company operates in two principal industry segments: metals and specialty chemicals. The Company identifies such segments based on products and services. The Metals Segment consists of Synalloy Metals, Inc. a wholly-owned subsidiary which owns 100 percent of Bristol Metals, LLC. The Metals Segment manufactures welded stainless steel pipe and highly specialized products, most of which are custom-produced to individual orders, required for corrosive and high-purity processes used principally by the chemical, petrochemical, pulp and paper, wastewater treatment and LNG industries. Products include piping systems and a variety of other components. The Specialty Chemicals Segment consists of Manufacturers Soap and Chemical Company, a wholly owned subsidiary which owns 100 percent of Manufacturers Chemicals, LLC, and Blackman Uhler Specialties, LLC, Organic Pigments, LLC and SFR, LLC, all of which are wholly-owned subsidiaries of the Company. The Specialty Chemicals Segment manufactures a wide variety of specialty chemicals, pigments and dyes for the carpet, chemical, paper, metals, photographic, pharmaceutical, agricultural, fiber, paint, textile, automotive, petroleum, cosmetics, mattress, furniture and other industries (See Note R).

Operating income is total revenue less operating expenses, excluding interest expense and income taxes. Identifiable assets, all of which are located in the United States, are those assets used in operations by each Segment. The Chemical Segment’s identifiable assets include goodwill of $1,355,000 as of the years ended 2008 and 2007. Centralized data processing and accounting expenses are allocated to the two Segments based upon estimates of their percentage of usage. Unallocated corporate expenses include environmental charges of $647,000, $441,000 and $360,000 for 2008, 2007 and 2006 respectively. (See Note F) Corporate assets consist principally of cash, certain investments, and property and equipment.

The Metals Segment has one domestic customer (HD Supply) that accounted for approximately 11, 12 and 15 percent of the Metals Segment’s revenues in 2008, 2007 and 2006, respectively, and approximately ten percent of the Company’s consolidated revenues in 2006. The Segment also has one domestic customer that accounted for approximately 12 and 14 percent of the Segment’s revenues in 2008 and 2006, and less than ten percent for 2007. Loss of either of these customers’ revenues would have a material adverse effect on both the Metals Segment and the Company. The Specialty Chemicals Segment has one domestic customer that accounted for approximately 12, 13, and 13 percent of the Segment’s revenues in 2008, 2007 and 2006, respectively. The Segment also has one domestic customer that accounted for approximately 13 percent of the Segment’s revenues in 2008 and 2006 and less than ten percent in 2007. Loss of either of these customers’ revenues would have a material adverse effect on the Specialty Chemicals Segment.

Segment Information:

(Amounts in thousands)	2008	2007	2006
Net sales
Metals Segment	$131,877	$126,219	$102,822
Specialty Chemicals Segment	60,599	52,066	49,225
	$192,476	$178,285	$152,047
Operating income
Metals Segment	$9,325	$16,388	$11,612
Specialty Chemicals Segment	2,111	2,777	2,644
	11,436	19,165	14,256
Less unallocated corporate expenses	2,493	2,708	2,094
Gain from sale of property and plant	-	-	(596)
Operating income	8,943	16,457	12,758
Other expense, net	464	1,133	794
Income before income taxes	$8,479	$15,324	$11,964

Identifiable assets
Metals Segment	$55,839	$62,463
Specialty Chemicals Segment	30,534	27,318
Corporate	7,993	6,840
	$94,366	$96,621
Depreciation and amortization
Metals Segment	$1,605	$1,519	$1,543
Specialty Chemicals Segment	1,058	986	893
Corporate	133	129	236
	$2,796	$2,634	$2,672
Capital expenditures
Metals Segment	$2,472	$2,222	$1,913
Specialty Chemicals Segment	1,454	2,128	1,172
Corporate	111	136	7
	$4,037	$4,486	$3,092
Geographic sales
United States	$183,864	$173,144	$148,572
Elsewhere	8,612	5,141	3,475
	$192,476	$178,285	$152,047

Note P Quarterly Results (Unaudited)

The following is a summary of quarterly operations for 2008 and 2007:

(Amount in thousands except for per share data)	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2008
Net sales	$50,974	$52,922	$45,091	$43,489
Gross profit	6,299	8,432	4,708	438
Net income (loss)	1,862	3,392	1,242	(513)
Per common share
Basic	.30	.54	.20	(.08)
Diluted	.30	.54	.20	(.08)

2007
Net sales	$44,398	$43,941	$51,515	$38,431
Gross profit	8,820	8,312	6,977	4,054
Net income	3,525	3,196	2,260	1,144
Per common share
Basic	.57	.51	.36	.18
Diluted	.56	.50	.36	.18

Note Q Interest Rate Swap

The Company periodically utilizes derivative instruments that are designated and qualify as hedges under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and related pronouncements. Cash flow hedges are hedges that use derivatives to offset the variability of expected future cash flows. Variability can appear in floating rate liabilities and can arise from changes in interest rates. The Company uses an interest rate swap in which it pays a fixed rate of interest while receiving a variable rate of interest to change the cash flow profile of its variable-rate borrowing to match a fixed rate profile. As discussed in Note D, the Company entered into a long-term debt agreement with its bank and pays interest based on a variable interest rate. To mitigate the variability of the interest rate risk, the Company entered into a derivative/swap contract in February of 2006 with the bank, coupled with a third party who will pay a variable rate of interest (an “interest rate swap”). The interest rate swap has a notional amount of $4,500,000 pursuant to which the Company receives interest at LIBOR and pays interest at a fixed interest rate of 5.27 percent, and runs from March 1, 2006 to December 31, 2010, which equates to the final payment amount and due date of the term loan discussed in Note D. Although the swap is expected to effectively offset variable interest in the borrowing, hedge accounting is not utilized. Therefore, changes in its fair value are being recorded in current assets or liabilities, as appropriate, with corresponding offsetting entries to other expense.

Note R Subsequent Events

On March 6, 2009, The Company entered into a Purchase Agreement to sell the pigment dispersion business of Organic Pigment, LLC (OP). The sale includes substantially all of OP’s assets for a purchase price approximately equal to their net book value as of the date of sale, and any gain or loss resulting from the disposition will not be material. As part of the Agreement, the Company will continue to toll manufacture pigments for a transitional period of up to one year. The pigment sales of OP totaled approximately $6,700,000 for the year ended January 3, 2009. However the operations of OP are not material to the consolidated financial statements and the disposition will not be recorded as a discontinued operation.

On February 12, 2009, the Board of Directors of the Company voted to pay an annual dividend of $.10 per share that was paid on March 10, 2009 to holders of record on February 24, 2009, for a total cash payment of $625,000. The Board presently plans to review at the end of each fiscal year the financial performance and capital needed to support future growth to determine the amount of cash dividend, if any, which is appropriate.

On February 12, 2009, the Compensation & Long-Term Incentive Committee of the Board of Directors of the Company approved stock grants under the Company’s 2005 Stock Awards Plan. On February 12, 2009, 5,500 shares, with a market price of $5.22 per share, were granted under the Plan to certain management employees of the Company. The stock awards will vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant. In order for the awards to vest, the employee must be in the continuous employment of the Company since the date of the award. Any portion of an award that has not vested will be forfeited upon termination of employment. The Company may terminate any portion of the award that has not vested upon an employee’s failure to comply with all conditions of the award or the Plan. Shares representing awards that have not yet vested will be held in escrow by the Company. An employee will not be entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable. Compensation expense totaling $29,000, before income taxes of approximately $10,000, will be recorded against earnings equally over the following 60 months from the date of grant with the offset recorded in Shareholders’ Equity. (See Note I)

Report of Management

The accompanying financial statements have been prepared in conformity with U. S. generally accepted accounting principles and the financial statements for the years ended January 3, 2009, December 29, 2007 and December 30, 2006 have been audited by Dixon Hughes PLLC, Independent Registered Public Accounting Firm. Management of the Company assumes responsibility for the accuracy and reliability of the financial statements. In discharging such responsibility, management has established certain standards which are subject to continuous review and are monitored through the Company's financial management. The Board of Directors pursues its oversight role for the financial statements through its Audit Committee which consists of independent directors. The Audit Committee meets on a regular basis with representatives of management and Dixon Hughes PLLC.

Management’s Annual Report On Internal Control Over Financial Reporting

Management of the Company is responsible for preparing the Company’s annual consolidated financial statements and for establishing and maintaining adequate internal control over financial reporting for the Company.  Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of January 3, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management believes that the Company’s internal control over financial reporting as of January 3, 2009 was effective.

The Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Synalloy Corporation

We have audited the accompanying consolidated balance sheets of Synalloy Corporation (the “Company”) and subsidiaries as of January 3, 2009 and December 29, 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended January 3, 2009.  Our audit also included the financial statement schedule listed in Item 15(a)2 of the Company’s Annual Report on Form 10-K. We also have audited the Company’s internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synalloy Corporation and subsidiaries as of January 3, 2009 and December 29, 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended January 3, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Synalloy Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note J to the consolidated financial statements, in 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement 109.

/s/ Dixon Hughes PLLC
Charlotte, NC
March 17, 2009

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

Item 9B Other Information

Not applicable

PART III

Item 10 Directors, Executive Officers and Corporate Governance

The information set forth under the captions "Election of Directors," "Executive Officers,” and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement to be used in connection with its Annual Meeting of Shareholder to be held April 30, 2009 (the "Proxy Statement") is incorporated herein by reference.

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

Equity Compensation Plan Information. The following table sets forth aggregated information as of January 3, 2009 about all of the Company's equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(c)) (1)
Equity compensation plans approved by security holders	128,243	$8.48	267,800
Equity compensation plans not approved by security holders	-	-	-
Total	128,243	$8.48	267,800

(1)	Represents shares remaining available for issuance under the 2005 Stock Awards Plan.

Non-employee directors are paid an annual retainer of $35,000, and each director has the opportunity to elect to receive $15,000 of the retainer in restricted stock. For 2008, each director elected to receive $15,000 of the annual retainer in restricted stock. The number of restricted shares is determined by the average of the high and low stock price on the day prior to the Annual Meeting of Shareholders. For 2008, each non-employee director received 959 shares of restricted stock (an aggregate of 4,795 shares). Issuance of the shares granted to the directors is not registered under the Securities Act of 1933 and the shares are subject to forfeiture in whole or in part upon the occurrence of certain events. The above table does not reflect these shares issued to non-employee directors.

Item 13 Certain Relationships and Related Transactions

The information set forth under the captions “Board of Directors and Committees – Related Party Transactions” and “– Director Independence” in the Proxy Statement is incorporated therein by reference.

Item 14 Principal Accountant Fees and Services

The information set forth under the captions "Independent Registered Public Accounting Firm - Fees Paid to Independent Registered Public Accounting Firm" and "– Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm" in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15 Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:
	1.	Financial Statements: The following consolidated financial statements of Synalloy Corporation are included in Item 8:
Consolidated Balance Sheets at January 3, 2009 and December 29, 2007
Consolidated Statements of Operations for the years ended January 3, 2009, December 29, 2007 and December 30, 2006
Consolidated Statements of Shareholders' Equity for the years ended January 3, 2009, December 29, 2007 and December 30, 2006
Consolidated Statements of Cash Flows for the years ended January 3, 2009, December 29, 2007 and December 30, 2006
Notes to Consolidated Financial Statements
	2.	Financial Statements Schedules: The following consolidated financial statements schedule of Synalloy Corporation is included in Item 15:
Schedule II - Valuation and Qualifying Accounts for the years ended January 3, 2009, December 29, 2007 and December 30, 2006

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

	3.	Listing of Exhibits:
See "Exhibit Index"

Schedule II Valuation and Qualifying Accounts

Column A	Column B	Column C	Column D	Column E
	Balance at	Charged to		Balance at
	Beginning	Cost and	Deductions	End of
Description	of Period	Expenses	(1)	Period
Year ended January 3, 2009
Deducted from asset account:
Allowance for doubtful accounts	$1,236,000	$67,000	$24,000	$1,279,000

Year ended December 29, 2007
Deducted from asset account:
Allowance for doubtful accounts	$1,114,000	$229,000	$107,000	$1,236,000

Year ended December 30, 2006
Deducted from asset account:
Allowance for doubtful accounts	$1,039,000	$315,000	$240,000	$1,114,000

(1) Allowances, uncollected accounts and credit balances written off against reserve, net of recoveries.

 Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By /s/ Ronald H. Braam Ronald H. Braam Chief Executive Officer	March 17, 2009 Date
By /s/ Gregory M. Bowie Gregory M. Bowie Chief Financial Officer	March 17, 2009 Date

SYNALLOY CORPORATION

Registrant

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ James G. Lane, Jr. James G. Lane, Jr. Chairman of the Board	March 17, 2009 Date
By /s/ Sibyl N. Fishburn Sibyl N. Fishburn Director	March 17, 2009 Date
By /s/ Carroll D. Vinson Carroll D. Vinson Director	March 17, 2009 Date
By /s/ Murray H. Wright Murray H. Wright Director	March 17, 2009 Date
By /s/ Craig C. Bram Craig C. Bram Director	March 17, 2009 Date

Index to Exhibits

Exhibit No. from Item 601 of Regulation S-K	Description
3.1	Restated Certificate of Incorporation of Registrant, as amended, incorporated by reference to Registrant's Form 10-Q for the period ended April 2, 2005
3.2	Bylaws of Registrant, as amended, incorporated by reference to Registrant's Form 10-Q for the period ended March 31, 2001 (the "first quarter 2001 Form 10-Q")
4.1	Form of Common Stock Certificate, incorporated by reference to the first quarter 2001 Form 10-Q
4.2
Rights Agreement, dated as of February 4, 1999, as amended May 22, 2000, between registrant and American Stock Transfer and Trust Company, incorporated by reference to exhibits to Registrant's Form 8-K filed May 22, 2000 and Form 8-A filed March 29, 1999

10.2	Synalloy Corporation Restated 1994 Non-Employee Directors' Stock Option Plan, incorporated by reference to the first quarter 2001 Form 10-Q
10.3	Synalloy Corporation 1998 Long-Term Incentive Stock Plan, incorporated by reference to the first quarter 2001 Form 10-Q
10.4	Registrant's Subsidiary and Divisional Management Incentive Plan, as restated, effective January 2, 2006, incorporated by reference to Registrant’s Form 10-K for the year ended December 30, 2006
10.5	Synalloy Corporation 2005 Stock Awards Plan, incorporated by reference to the Proxy Statement for the 2005 Annual Meeting of Shareholders
10.6	Credit Agreement, dated as of December 13, 2005, between Registrant and Carolina First Bank, incorporated by reference to Registrant’s Form 10-K for the year ended December 30, 2006
10.8	Employment Agreement, dated January 1, 2006, between Registrant and Ronald H. Braam, incorporated by reference to Registrant’s Form 10-K for the year ended December 30, 2006
10.9	Amendment 1 to the Synalloy Corporation 2005 Stock Awards Plan incorporated by reference to Registrant’s Form 10-K for the year ended December 29, 2007
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

21	Subsidiaries of the Registrant, incorporated by reference to the Form 10-K for the year ended January 3, 2009
31	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32	Certifications Pursuant to 18 U.S.C. Section 1350