Form 10-Q
period 2009-04-04
SYNALLOY CORP
filed 2009-05-12
CIK 95953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 4, 2009

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
Yes (X)       No (  )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ( )       No (X)
(Not yet applicable to Registrant)

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
Yes  (  )    No  (X)

The number of shares outstanding of the registrant's common stock as of May 12, 2009 was 6,266,576.

Synalloy Corporation

Index

 PART I.                      FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Condensed consolidated balance sheets - April 4, 2009 and January 3, 2009
Condensed consolidated statements of income - Three months ended April 4, 2009 and March 29, 2008
Condensed consolidated statements of cash flows - Three months ended April 4, 2009 and March 29, 2008
Notes to condensed consolidated financial statements - April 4, 2009
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II.                      OTHER INFORMATION

Item 6.	Exhibits
Signatures and Certifications

Item 1. FINANCIAL STATEMENTS
Synalloy Corporation
Condensed Consolidated Balance Sheets	Apr 4, 2009	Jan 3, 2009
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$424,398	$97,215
Accounts receivable, less allowance
for doubtful accounts	18,184,410	21,201,589
Inventories
Raw materials	10,049,030	13,678,997
Work-in-process	17,480,619	16,755,349
Finished goods	11,824,574	12,476,926
Total inventories	39,354,223	42,911,272

Income taxes receivable	1,959	1,187,866
Deferred income taxes	2,342,770	2,265,949
Prepaid expenses and other current assets	376,721	231,975
Total current assets	60,684,481	67,895,866

Cash value of life insurance	2,887,224	2,867,975
Property, plant & equipment, net of accumulated
depreciation of $43,558,000 and $43,023,000	21,292,730	22,129,571
Goodwill	1,354,730	1,354,730
Deferred charges, net	105,471	118,035

Total assets	$86,324,636	$94,366,177

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$466,667	$466,667
Accounts payable	7,540,556	9,294,052
Accrued expenses	5,869,931	6,722,397
Current portion of environmental reserves	569,132	554,000
Total current liabilities	14,446,286	17,037,116

Long-term debt	4,899,999	9,958,981
Environmental reserves	810,000	810,000
Deferred compensation	372,274	369,512
Deferred income taxes	3,311,000	3,324,000

Shareholders' equity
Common stock, par value $1 per share - authorized
12,000,000 shares; issued 8,000,000 shares	8,000,000	8,000,000
Capital in excess of par value	753,204	752,765
Retained earnings	69,091,923	69,529,995
Less cost of Common Stock in treasury:
1,746,084 and 1,752,466 shares	(15,360,050)	(15,416,192)
Total shareholders' equity	62,485,077	62,866,568

Total liabilities and shareholders' equity	$86,324,636	$94,366,177
Note: The balance sheet at January 3, 2009 has been derived from the audited consolidated financial statements at that date.
See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Income

(Unaudited)	Three Months Ended
	Apr 4, 2009	Mar 29, 2008

Net sales	$35,521,773	$50,974,023

Cost of goods sold	32,578,888	44,674,826

Gross profit	2,942,885	6,299,197

Selling, general and administrative expense	2,594,177	3,154,961

Operating income	348,708	3,144,236

Other (income) and expense
Interest expense	105,035	192,279
Change in fair value of interest rate swap	(49,000)	140,000
Other, net	(1,072)	(2,429)

Income before income taxes	293,745	2,814,386

Provision for income taxes	100,000	952,000

Net income	$193,745	$1,862,386

Net income per common share:
Basic	$.03	$.30

Diluted	$.03	$.30

Weighted average shares outstanding
Basic	6,249,357	6,239,976
Dilutive effect from stock options and grants	1,626	41,083
Diluted	6,250,983	6,281,059

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)	Three Months Ended
	Apr 4, 2009	Mar 29, 2008
Operating activities
Net income	$193,745	$1,862,386
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation expense	838,506	777,406
Amortization of deferred charges	12,564	12,564
Deferred income taxes	(89,821)	(5,898)
Provision for losses on accounts receivable	105,531	149,407
Gain on sale of assets	(935)	(1,200)
Cash value of life insurance	(19,249)	(12,000)
Environmental reserves	15,132	44,647
Employee stock option and grant compensation	54,666	51,655
Changes in operating assets and liabilities:
Accounts receivable	2,911,648	(8,095,992)
Inventories	2,467,043	2,670,915
Other assets and liabilities	(143,897)	(96,933)
Accounts payable	(1,753,496)	71,575
Accrued expenses	(852,466)	(1,668,424)
Income taxes	1,187,821	940,178

Net cash provided by (used in) operating activities	4,926,792	(3,299,714)

Investing activities
Purchases of property, plant and equipment	(359,898)	(1,180,380)
Proceeds from sale of assets	1,449,174	1,200

Net cash provided by (used in) investing activities	1,089,276	(1,179,180)

Financing activities
(Payments on) proceeds from long-term debt, net	(5,058,982)	6,024,485
Dividends paid	(631,817)	(1,566,294)
Excess tax benefits from Stock Awards Plan	1,914	13,720
Proceeds from exercised stock options	-	4,650

Net cash (used in) provided by financing activities	(5,688,885)	4,476,561

Increase (decrease) in cash and cash equivalents	327,183	(2,333)
Cash and cash equivalents at beginning of period	97,215	28,269

Cash and cash equivalents at end of period	$424,398	$25,936

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

April 4, 2009

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 4, 2009, are not necessarily indicative of the results that may be expected for the year ending January 2, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended January 3, 2009.

NOTE 2--INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.

NOTE 3--STOCK OPTIONS AND EMPLOYEE STOCK GRANTS

The Company has two stock option plans in effect at April 4, 2009. During the first quarter of 2009, there were no options exercised by employees or directors. Stock options compensation cost has been charged against income before taxes for the unvested options of $19,000 before income taxes of $7,000 with the offset recorded in shareholders’ equity for the three months ended April 4, 2009 and March 29, 2008. As of April 4, 2009, there was $63,000 of total unrecognized compensation cost related to non-vested stock options granted under the Company's stock option plans which is expected to be recognized over the next ten months.

On February 12, 2009, the Board of Directors of the Company approved and granted under the Company’s 2005 Stock Awards Plan, 5,500 shares under the Plan to certain management employees of the Company. The stock awards vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant. In order for the awards to vest, the employee must be in the continuous employment of the Company since the date of the award. Any portion of an award that has not vested will be forfeited upon termination of employment. The Company may terminate any portion of the award that has not vested upon an employee’s failure to comply with all conditions of the award or the Plan. Shares representing awards that have not yet vested will be held in escrow by the Company. An employee is not entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable. Compensation costs charged against income totaled $36,000 and $33,000 before income taxes of $13,000 and $12,000 for the first quarter of 2009 and 2008, respectively, with the offset recorded in shareholders’ equity. As of April 4, 2009, there was $420,000 of total unrecognized compensation costs related to unvested stock grants under the Company’s Stock Awards Plan.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

April 4, 2009

A summary of Plan activity for the Company’s Stock Awards Plan for 2009 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding at January 3, 2009	25,244	$21.62

Granted	5,500	$5.22
Vested	(6,382)	$21.97

Outstanding at April 4, 2009	24,362	$17.83

NOTE 4--INCOME TAXES

The Company did not have any unrecognized tax benefits accrued at April 4, 2009 and January 3, 2009. Approximately $207,000 of unrecognized tax benefits were accrued at March 29, 2008, which were recognized in the fourth quarter of 2008 that favorably affected the effective income tax rate in 2008. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters and substantially all material state and local income tax matters for years through 2002. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any interest or penalties accrued at April 4, 2009, and had $97,000 accrued for interest and $0 accrued for penalties at March 29, 2008, respectively.

NOTE 5--PAYMENT OF DIVIDENDS

On February 12, 2009, the Board of Directors of the Company voted to pay an annual dividend of $.10 per share which was paid on March 10, 2009, to holders of record on February 24, 2009, for a total of $632,000, and declared and paid a $.25 dividend for a total of $1,566,000 in the first quarter of 2008. The Board presently plans to review at the end of each fiscal year the financial performance and capital needed to support future growth to determine the amount of cash dividend, if any, which is appropriate.

Synalloy Corporation

Notes To Condensed Consolidated Financial Statements
(Unaudited)

April 4, 2009

NOTE 6--SEGMENT INFORMATION

	Three Months Ended
	Apr 4, 2009	Mar 29, 2008
Net sales
Specialty Chemicals Segment	$12,895,000	$14,052,000
Metals Segment	22,627,000	36,922,000
	$35,522,000	$50,974,000

Segment income
Specialty Chemicals Segment	$267,000	$439,000
Metals Segment	774,000	3,449,000
	1,041,000	3,888,000
Unallocated expenses
Corporate	692,000	744,000
Interest expense	105,000	192,000
Change in fair value of interest rate swap	(49,000)	140,000
Other income	(1,000)	(2,000)

Income before income taxes	$294,000	$2,814,000

NOTE 7 --FAIR VALUE DISCLOSURES

On February 23, 2006, the Company entered into an interest rate swap contract with its bank with a notional amount of $4,500,000 pursuant to which the Company receives interest at Libor and pays interest at a fixed interest rate of 5.27 percent. The contract runs from March 1, 2006 to December 31, 2010, which equates to the final payment amount and due date of the term loan. The Company has accrued a $327,000 liability in accrued interest as of April 4, 2009 to reflect the fair market value of the swap, compared to $376,000 accrued at January 3, 2009. Although the swap is expected to effectively offset variable interest in the borrowing, hedge accounting is not utilized. Therefore, changes in its fair value are being recorded in current assets or liabilities, as appropriate, with corresponding offsetting entries to other expense in the income statement.

Effective January 4, 2009, the Company adopted Statement of Financial Accounting Standards No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133,” which enhances the disclosure requirements for derivative instruments and hedging activities. The Company is utilizing a derivative instrument, the interest rate swap contract, to manage its exposure to interest rate risk.

Synalloy Corporation

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion of certain significant factors that affected the Company during the quarter ended April 4, 2009.

Consolidated sales for the first quarter of 2009 decreased 30 percent to $35,522,000 compared to $50,974,000 for the same period one year ago. The Company generated consolidated net income of $194,000 or $.03 per share compared to net earnings of $1,862,000, or $.30 per share, in the first quarter of 2008. Although management is disappointed with the modest level of profitability, we are pleased that the Company has remained profitable and produced good cash flow during the worst economic turmoil we have ever experienced.

Sales for the Specialty Chemicals Segment decreased eight percent from the first quarter of 2008 primarily from the sale on March 6, 2009, of the Segment’s pigment dispersion business, and to a lesser extent from a softening in business conditions, mainly in our contract manufacturing. Operating income declined 39 percent from the first quarter of 2008. Contract manufacturing more than accounted for the operating income decline in the quarter which resulted from lower volumes generating unabsorbed manufacturing costs, excess costs from manufacturing issues on several products which were corrected during the quarter, and unusually high maintenance costs. Raw material costs stabilized during the quarter after increasing most of 2008, allowing sales from our basic chemical products to generate a modest increase in operating income compared to the same quarter last year. The sale of the pigment dispersion business was for a purchase price approximately equal to the net book value of the assets sold as of the date of sale. As part of the agreement, the Segment is toll manufacturing pigments for a transitional period of up to one year. The Segment will continue to produce and sell chemical dispersions utilizing some of the existing equipment.

Due to the nature of the Metals Segment’s business, which is highly dependent on capital expenditures, the effect from the economic turmoil has been significant. Sales decreased 39 percent in the first quarter of 2009 from the same quarter a year earlier and operating income declined 78 percent. The sales decline resulted from a 34 percent decrease in average selling prices partially offset by 18 percent higher unit volumes. The significant decrease in first quarter selling prices, when compared to 2008’s first quarter, reflects much lower stainless steel prices together with a change in product mix to a higher percent of lower-priced commodity pipe from higher-priced non-commodity pipe and piping systems. The increase in unit volume resulted from a 94 percent increase in commodity pipe sales, partially offset by a 27 percent decline in non-commodity unit volumes compared to the same quarter a year earlier. The big percentage increase in commodity pipe unit volumes must be viewed in the context of the comparison with last year’s unusually weak first quarter level. The poor economic conditions worldwide have depressed demand for stainless steel, leading to continued pricing pressure for commodity pipe. Stainless steel surcharges, resulting primarily from the changes in nickel prices, continued to fall precipitously during the first quarter to levels about equal to one third of 2008’s first quarter averages. We cannot precisely calculate the effect of the price declines on profitability, but our estimate is that profits were reduced by about $3,000,000 in the first quarter of 2009 as the result of matching high historical inventory costs against much lower selling prices under our FIFO inventory method. As a result, commodity pipe had a negative gross margin in the first quarter of 2009. The decline in unit volumes for non-commodity products in the first quarter came from piping systems when compared to 2008’s first quarter. Responding to the poor economy, many of the piping systems’ customers have extended their delivery dates over the past two quarters

Synalloy Corporation

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

accounting for the first quarter of 2009 decline in unit volume for non-commodity products from 2008’s amount. In the first quarter of 2008, piping systems benefited from the completion of several major projects generating strong profits. Despite these factors, non-commodity products generated good operating results for the first quarter of 2009. However, the results were below the strong results achieved in 2008’s first quarter contributing to the operating income decline for the first quarter of 2009 compared to 2008.

Consolidated selling and administrative expense for the first quarter of 2009 decreased $561,000 or 18 percent, compared to the first quarter of last year, and was seven percent of sales for the quarter compared to six percent for the same quarter last year. The decline for the quarter resulted principally from lower profit incentives incurred in the first quarter of 2009 resulting from the lower profits earned in the quarter compared to last year’s first quarter combined with lower selling costs associated with our pigment dispersion and specialty chemical products.

Management recognizes the importance of maintaining a strong financial position during the chaotic economic conditions we currently face. The positive result of the huge price declines that have taken place in our Metals Segment is that working capital needs are decreased by reduced inventory values and accounts receivable. Even though profits were modest in the first quarter, cash flow of $4,927,000 from operations allowed us pay a $632,000 cash dividend, reduce debt by $5,059,000 and increase cash balances by $327,000.  Debt, net of cash, at the end of the first quarter was only $4,942,000 compared to $62,485,000 of Shareholders' Equity. We are well positioned to take advantage of any opportunities that may emerge as the year progresses.

The Specialty Chemicals Segment began 2009 experiencing difficult conditions during the first two months of the quarter. However, revenues and profits began to improve in March. Management is hopeful that this favorable trend will continue, reflecting its efforts to generate new products, improve existing products, and compete in markets not as susceptible to foreign imports. With raw material prices stabilizing, primarily from lower petroleum costs, the negative impacts of rapidly increasing raw material costs experienced over the last several quarters should allow the Segment to generate more consistent profit margins in the second quarter of 2009, assuming economic conditions do not deteriorate from their current levels. However, the uncertainty of the economy makes predictions of the Segment's performance extremely difficult.

As a result of the significant increases in stainless steel pipe imported from China, Bristol Metals, LLC along with three other U.S. producers of stainless steel pipe and the United Steelworkers Union filed an unfair-trade case against China on January 30, 2008. The U.S. Department of Commerce (DOC) issued final determinations on welded stainless steel pipe, and on January 21, 2009, it announced its determination of duties ranging from 12 percent to over 300 percent on stainless steel welded pipe smaller than 16 inches in diameter imported from China. The International Trade Commission (ITC) had its final vote February 19th and upheld the earlier determinations by the DOC. Bristol Metals, LLC joined other domestic producers to appeal the lower than anticipated dumping margin imposed on one Chinese manufacturer in the determination of duties.  We expect the court to rule on this appeal within 12-18 months. We believe the actions by the ITC and the DOC have reduced import activity and have had a positive influence on demand for domestic producers. This is encouraging, but, until this trade case is

Synalloy Corporation

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

finalized, it will add uncertainty to the future results from commodity pipe. This positive impact on commodity pipe volumes has been more than offset by falling stainless steel prices, the depressed economy, and distributors’ reluctance to restock inventories. Although stainless steel surcharges appear to have stopped the precipitous decline seen in the first quarter, the significant declines experienced over the last two quarters have created a poor pricing environment for our commodity pipe, which will continue to negatively impact profitability into the second quarter of 2009. Our steel suppliers have implemented a six percent price increase which the industry thinks will be accepted in the market place. We are hopeful that this signals that the lows in stainless steel prices are behind us which would bode well for future profitability. It is possible that the stimulus spending by the Federal Government will fund increased activity in the water and wastewater treatment area, which is a significant part of our piping systems business. However, the impact from current economic conditions both domestically and world-wide makes it difficult to predict the performance of this Segment for the second quarter and remainder of 2009. Management continues to believe we are the largest and most capable domestic producer of non-commodity stainless pipe and an effective producer of commodity stainless pipe which should serve us well in the long run. We also continue to be optimistic about the piping systems business over the long term based on our strong backlog, with 80 percent of the backlog coming from energy and water and wastewater treatment projects. Piping systems’ backlog was $41,007,000 at the end of the first quarter of 2009 compared to $45,500,000 at the end of 2008. We estimate that approximately 60 percent of the backlog should be completed in 2009.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Form 10-Q includes and incorporates by reference "forward-looking statements" within the meaning of the securities laws. All statements that are not historical facts are "forward-looking statements." The words "estimate," "project," "intend," "expect," "believe," "anticipate," "plan," “outlook” and similar expressions identify forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions; the impact of competitive products and pricing; product demand and acceptance risks; raw material and other increased costs; raw materials availability; customer delays or difficulties in the production of products; environmental issues; unavailability of debt financing on acceptable terms and exposure to increased market interest rate risk; inability to comply with covenants and ratios required by our debt financing arrangements; ability to weather the current economic downturn; loss of consumer or investor confidence and other risks detailed from time-to-time in Synalloy's Securities and Exchange Commission filings. Synalloy Corporation assumes no obligation to update any forward-looking information included in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information about the Company’s exposure to market risk was disclosed in its Annual Report on Form 10-K for the year ended January 3, 2009, which was filed with the Securities and Exchange Commission on March 17, 2009. There have been no material quantitative or qualitative changes in market risk exposure since the date of that filing.

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

SYNALLOY CORPORATION
(Registrant)

Date: May 12, 2009	By:	/s/ Ronald H. Braam
Ronald H. Braam
President and Chief Executive Officer

Date: May 12, 2009	By:	/s/ Gregory M. Bowie
Gregory M. Bowie
Vice President Finance and Chief Financial Officer