Form 10-Q
period 2009-07-04
SYNALLOY CORP
filed 2009-07-31
CIK 95953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 4, 2009

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
Yes ( )       No (X)
(Not yet applicable to Registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated file or a smaller reporting company. See definition of “large accelerated filer,”  "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one)

Larger accelerated filer ( )	Accelerated filer (X)
Non-accelerated filer ( ) (Do not check if a smaller reporting company)	Smaller reporting company ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  (  )    No  (X)

The number of shares outstanding of the registrant's common stock as of July 31, 2009 was 6,266,576.

Synalloy Corporation

Index

 PART I.                      FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Condensed consolidated balance sheets - July 4, 2009 and January 3, 2009
Condensed consolidated statements of operations - Three and six months ended July 4, 2009 and June 28, 2008
Condensed consolidated statements of cash flows - Six months ended July 4, 2009 and June 28, 2008
Notes to condensed consolidated financial statements - July 4, 2009
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II.                      OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits
Signatures and Certifications

PART I
Item 1. FINANCIAL STATEMENTS
Synalloy Corporation
Condensed Consolidated Balance Sheets	Jul 4, 2009	Jan 3, 2009
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$3,903,028	$97,215
Accounts receivable, less allowance
for doubtful accounts	13,629,793	21,201,589
Inventories
Raw materials	7,776,021	13,678,997
Work-in-process	8,585,385	16,755,349
Finished goods	11,221,477	12,476,926
Total inventories	27,582,883	42,911,272

Income taxes receivable	344,885	1,187,866
Deferred income taxes	2,342,770	2,265,949
Prepaid expenses and other current assets	456,243	231,975
Total current assets	48,259,602	67,895,866

Cash value of life insurance	2,899,224	2,867,975
Property, plant & equipment, net of accumulated
depreciation of $44,293,107 and $43,022,566	21,351,964	22,129,571
Goodwill	1,354,730	1,354,730
Deferred charges, net	86,907	118,035
Total assets	$73,952,427	$94,366,177

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$-	$466,667
Accounts payable	3,964,271	9,294,052
Accrued expenses	2,430,312	6,722,397
Current portion of environmental reserves	608,062	554,000
Total current liabilities	7,002,645	17,037,116

Long-term debt	-	9,958,981
Environmental reserves	810,000	810,000
Deferred compensation	375,037	369,512
Deferred income taxes	3,311,000	3,324,000

Shareholders' equity
Common stock, par value $1 per share - authorized
12,000,000 shares; issued 8,000,000 shares	8,000,000	8,000,000
Capital in excess of par value	769,098	752,765
Retained earnings	68,933,329	69,529,995
Less cost of Common Stock in treasury:
1,733,424 and 1,752,466 shares	(15,248,682)	(15,416,192)
Total shareholders' equity	62,453,745	62,866,568
Total liabilities and shareholders' equity	$73,952,427	$94,366,177
Note: The balance sheet at January 3, 2009 has been derived from the audited consolidated financial statements at that date.
See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Operations

(Unaudited)	Three Months Ended		Six Months Ended
	Jul 4, 2009	Jun 28, 2008	Jul 4, 2009	Jun 28, 2008

Net sales	$25,403,284	$52,921,660	$60,925,057	$103,895,683

Cost of goods sold	23,089,277	44,490,027	55,668,165	89,164,853

Gross profit	2,314,007	8,431,633	5,256,892	14,730,830
Selling, general and administrative
expense	2,495,653	3,265,088	5,089,830	6,420,049

Operating (loss) income	(181,646)	5,166,545	167,062	8,310,781

Other (income) and expense
Interest expense	89,437	161,277	194,472	353,556
Change in fair value of interest
rate swap	(28,000)	(140,000)	(77,000)	-
Other, net	(2,489)	(2,153)	(3,561)	(4,582)

(Loss) income before income taxes	(240,594)	5,147,421	53,151	7,961,807

(Benefit from) provision for income taxes	(82,000)	1,756,000	18,000	2,708,000

Net (loss) income	$(158,594)	$3,391,421	$35,151	$5,253,807

Net (loss) income per common share:
Basic	$(.03)	$.54	$.01	$.84

Diluted	$(.03)	$.54	$.01	$.84

Weighted average shares outstanding:
Basic	6,262,959	6,246,165	6,257,035	6,243,070
Dilutive effect from stock options and grants	-	48,962	4,366	44,853
Diluted	6,262,959	6,295,127	6,261,401	6,287,923

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)	Six Months Ended
	Jul 4, 2009	Jun 28, 2008
Operating activities
Net income	$35,151	$5,253,807
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation expense	1,661,375	1,564,723
Amortization of deferred charges	31,128	25,128
Deferred income taxes	(89,821)	(149,949)
Provision for losses on accounts receivable	182,933	453,066
Gain on sale of property, plant and equipment	(13,755)	(1,200)
Cash value of life insurance	(31,249)	(27,522)
Environmental reserves	54,062	28,264
Issuance of treasury stock for director fees	75,010	74,970
Employee stock option and grant compensation	106,918	107,458
Change in fair value of interest rate swap	(77,000)	-
Changes in operating assets and liabilities:
Accounts receivable	7,388,863	(7,090,187)
Inventories	14,238,383	1,455,164
Other assets and liabilities	(220,656)	(72,266)
Accounts payable	(5,329,781)	6,500,886
Accrued expenses	(4,215,085)	(1,890,364)
Income taxes payable	844,895	961,425

Net cash provided by operating activities	14,641,371	7,193,403

Investing activities
Purchases of property, plant and equipment	(1,242,001)	(2,129,388)
Proceeds from sale of assets	1,461,994	1,200

Net cash provided by (used in) investing activities	219,993	(2,128,188)

Financing activities
Payments on revolving line of credit, net	(4,942,316)	(3,288,527)
Payments on term loan	(5,483,332)	(233,333)
Dividends paid	(631,817)	(1,566,294)
Excess tax benefits from Stock Grant Plan	1,914	13,720
Proceeds from exercised stock options	-	4,618

Net cash used in financing activities	(11,055,551)	(5,069,816)

Increase (decrease) in cash and cash equivalents	3,805,813	(4,601)
Cash and cash equivalents at beginning of period	97,215	28,269

Cash and cash equivalents at end of period	$3,903,028	$23,668

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation

Notes To Condensed Consolidated Financial Statements
(Unaudited)

July 4, 2009

NOTE 1-- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended July 4, 2009, are not necessarily indicative of the results that may be expected for the year ending January 2, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended January 3, 2009.

NOTE 2--INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.

NOTE 3--STOCK OPTIONS AND EMPLOYEE STOCK GRANTS

The Company has two stock option plans in effect at July 4, 2009. During the first six months of 2009, there were no options exercised by employees or directors. Stock options compensation cost has been charged against income before taxes for the unvested options of $19,000 and $38,000 with the offset recorded in shareholders’ equity for the three and six months ended July 4, 2009, respectively, and the three and six months ended June 28, 2008, respectively. As of July 4, 2009, there was $45,000 of total unrecognized compensation cost related to non-vested stock options granted under the Company's stock option plans which is expected to be recognized over the next seven months.

On February 12, 2009, the Board of Directors of the Company approved and granted under the Company’s 2005 Stock Awards Plan, 5,500 shares under the Plan to certain management employees of the Company. The stock awards vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant. In order for the awards to vest, the employee must be in the continuous employment of the Company since the date of the award. Any portion of an award that has not vested will be forfeited upon termination of employment. The Company may terminate any portion of the award that has not vested upon an employee’s failure to comply with all conditions of the award or the Plan. Shares representing awards that have not yet vested will be held in escrow by the Company. An employee is not entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable. Compensation costs charged against income totaled $33,000 and $69,000 before income taxes of $12,000 and $25,000 for the three and six months ended July 4, 2009, respectively. Compensation costs for the same periods of 2008 included $37,000 and $70,000, respectively, for stock awards. As of July 4, 2009, there was $387,000 of total unrecognized compensation cost related to unvested stock grants under the Company’s Stock Awards Plan.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

July 4, 2009

A summary of Plan activity for the Company’s Stock Awards Plan for 2009 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding at January 3, 2009	25,244	$21.62

Granted	5,500	$5.22
Vested	(6,382)	$21.97

Outstanding at July 4, 2009	24,362	$17.83

NOTE 4--INCOME TAXES

The Company did not have any unrecognized tax benefits accrued at July 4, 2009 and January 3, 2009. Approximately $216,000 of unrecognized tax benefits were accrued at June 28, 2008, which were recognized in the fourth quarter of 2008 that favorably affected the effective income tax rate in 2008. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters and substantially all material state and local income tax matters for years through 2002. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any interest or penalties accrued at July 4, 2009, and had $106,000 accrued for interest and $0 accrued for penalties at June 28, 2008.

NOTE 5--PAYMENT OF DIVIDENDS

On February 12, 2009, the Board of Directors of the Company voted to pay an annual dividend of $.10 per share which was paid on March 10, 2009 to holders of record on February 24, 2009, for a total of $632,000, and declared and paid a $.25 dividend for a total of $1,566,000 in the first quarter of 2008. The Board presently plans to review at the end of each fiscal year the financial performance and capital needed to support future growth to determine the amount of cash dividend, if any, which is appropriate.

Synalloy Corporation

Notes To Condensed Consolidated Financial Statements
(Unaudited)

July 4, 2009

NOTE 6--SEGMENT INFORMATION

	THREE MONTHS ENDED		SIX MONTHS ENDED
	Jul 4, 2009	Jun 28, 2008	Jul 4, 2009	Jun 28, 2008

Net sales
Specialty Chemicals Segment	$11,268,000	$15,278,000	$24,163,000	$29,329,000
Metals Segment	14,135,000	37,644,000	36,762,000	74,567,000
	$25,403,000	$52,922,000	$60,925,000	$103,896,000
Operating income (loss)
Specialty Chemicals Segment	$597,000	$736,000	$865,000	$1,175,000
Metals Segment	(108,000)	5,215,000	666,000	8,664,000
	489,000	5,951,000	1,531,000	9,839,000
Unallocated expenses
Corporate	671,000	785,000	1,364,000	1,528,000
Interest and debt expense	89,000	161,000	194,000	354,000
Change in fair value of interest
rate swap	(28,000)	(140,000)	(77,000)	-
Other income	(2,000)	(2,000)	(3,000)	(5,000)

(Loss) income before income taxes	$(241,000)	$5,147,000	$53,000	$7,962,000

NOTE 7--FAIR VALUE DISCLOSURES

On February 23, 2006, the Company entered into an interest rate swap contract with its bank with a notional amount of $4,500,000 pursuant to which the Company receives interest at Libor and pays interest at a fixed interest rate of 5.27 percent. The contract runs from March 1, 2006 to December 31, 2010, which equates to the final payment amount and due date of the term loan. The Company has accrued a $299,000 liability in accrued interest as of July 4, 2009 to reflect the fair market value of the swap, compared to $376,000 accrued at January 3, 2009. The Company has estimated the fair value using an amount provided by the counterparty which represents the settlement amount of the contract if it were liquidated on the date of the financial statements. Although the swap is expected to effectively offset variable interest in the borrowing, hedge accounting is not utilized. Therefore, changes in its fair value are being recorded in current assets or liabilities, as appropriate, with corresponding offsetting entries to other expense in the income statement.

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, trade accounts receivable and cash value of life insurance approximate their fair value.

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

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

July 4, 2009

NOTE 8--RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments for interim reporting periods, as well as annual reporting periods. FSP FAS 107-1 and APB 28-1 are effective for all interim and annual reporting periods ending after June 15, 2009.  The Company adopted the provisions of FSP FAS 107-1and APB 28-1 for the quarter ended July 4, 2009 but as they apply only to financial statement disclosures, the adoption did not have a material effect on the Company’s financial statements. See Note 7.

In May 2009, the FASB issued Statement of Financial Accounting Standards No.  165, Subsequent Events (“SFAS 165”). SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual periods ending after June 15, 2009 and will be applied prospectively. The Company has adopted the requirements of this pronouncement for the quarter ended July 4, 2009.  In accordance with SFAS 165, the Company reviewed events for inclusion in the financial statements through July 31, 2009, the date that the accompanying financial statements were issued.  The adoption of SFAS 165 did not impact the Company’s results of operations or financial position.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS168”). SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants.  The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 also replaces FASB Statement No. 162,”The Hierarchy of Generally Accepted Accounting Principles” given that once in effect, the Codification will carry the same level of authority. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statement footnote disclosures.

NOTE 9--RECLASSIFICATIONS

Certain prior year amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the 2009 presentation. These reclassifications did not affect either the prior year's net earnings or shareholders' equity.

Synalloy Corporation

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion of certain significant factors that affected the Company during the three and six months ended July 4, 2009.

Consolidated sales for the second quarter and first six months of 2009 decreased 52 and 41 percent, respectively, compared to the same periods one year ago. The Company experienced a net loss of $159,000, or $.03 per share, in the second quarter of 2009 compared to net earnings of $3,391,000, or $.54 per share, in the second quarter of 2008. The Company produced $35,000 of net earnings for the first six months of 2009, or $.01 per share, compared to net earnings of $5,254,000, or $.84 per share, in the first six months of 2008.

Specialty Chemicals Segment   The Segment had declines in sales of 26 percent and 18 percent and operating income of 19 percent and 26 percent in the second quarter and first six months of 2009, respectively, compared to the same periods last year. The sales declines came primarily from the sale on March 6, 2009, of the Segment’s pigment dispersion business. The Segment experienced softened business conditions, mainly in our contract manufacturing, throughout the first six months of 2009 which also contributed to the sales declines as well as the declines in operating income. The Segment benefited from stabilized raw material costs during the first six months after increasing most of 2008 and coupled with an improvement in contract manufacturing during the second quarter, generated a 124 percent increase in operating income over the first quarter of 2009.

Metals Segment  The global economic turmoil's severe impact on U.S. consumption of certain stainless steel products (sheet, strip, plate, bar, rod and wire) is evidenced by the 47 percent decline in unit volumes during the first four months of 2009 compared to the same period last year. This data is based on figures prepared by Georgetown Economic Services for the Specialty Steel Industry of North America. Although this data does not include stainless steel pipe, we have no reason to believe the percentage decline in stainless pipe consumption would be significantly different.  The unit volume sales decline in the Metals Segment of 37 percent in the second quarter and 15 percent in the first half of 2009 compared to the same periods last year appear more than acceptable under the circumstances.  These unit volume declines together with 41 percent and 42 percent decreases in selling prices in the second quarter and first half, respectively, led to the big decline in dollar sales of 63 percent in the quarter and 51 percent for the first half of 2009, compared to the same period in 2008.

Stainless steel surcharges, resulting primarily from the changes in nickel prices, continued to fall through May of 2009 to levels equal to about one third of 2008’s first six month averages. The lower volumes also generated unabsorbed manufacturing costs, and taken together with the lower selling prices and unit volumes, caused operating income declines for commodity pipe during the second quarter and first six months of 2009 compared to the same periods of 2008. We cannot precisely calculate the effect of the price declines on profitability, but our estimate is that profits were reduced by about $3,000,000 in the first half of 2009 compared to the first half of 2008 and that the second quarter was only modestly affected. The decline in unit volumes for non-commodity products in the second quarter and first six months came from piping systems when compared to the same periods of 2008. Responding to the poor economy, many of the piping systems’ customers have extended their delivery dates over the past two quarters accounting for the 2009 declines in unit volume for non-commodity products from 2008’s amounts. In the first six months of 2008, piping systems benefited from the completion of several major projects generating strong profits. Despite these factors, non-commodity products generated good operating results for both the second quarter and first six months of 2009. However, the results were well below the strong results achieved in the same periods of 2008 contributing to the operating income declines experienced in 2009 compared to the same periods of 2008.

Synalloy Corporation

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Consolidated selling and administrative expense for the second quarter decreased $769,000, or 24 percent, and for the first six months of 2008 decreased $1,330,000 or 21 percent, compared to the second quarter and first six months of last year. The expense was ten percent and eight percent of sales for the quarter and first six months of 2008, respectively, compared to six percent and eight percent for the same periods last year.  The decreases for the quarter and first six months resulted principally from reduction in profit incentives incurred during the periods resulting from the reduction in profits earned in the second quarter and first six months of 2009 compared to the same periods last year. Also contributing to the decreases was the elimination of expenses resulting from selling the pigment dispersion business coupled with reduced sales commissions from the lower sales experienced in the quarter and first six months of 2009 compared to the same periods last year.

Management recognizes the importance of maintaining a strong financial position during the chaotic economic conditions we currently face. The positive result of the huge price declines that have taken place in our Metals Segment is that working capital needs are decreased by reduced inventory values and accounts receivable. Even though profits were modest in the first six months, cash flow from operations of $16,082,000 let us pay a $632,000 cash dividend, eliminate our bank debt totaling $10,426,000 and increase cash balances by $3,806,000. Our extremely strong balance sheet positions us well to take advantage of any opportunities that may emerge as the year progresses.

Outlook

The Specialty Chemicals Segment began 2009 experiencing difficult conditions during the first two months of the quarter. However, revenues and profits began to improve in March which continued through the second quarter of 2009. With raw material prices stabilizing, primarily from lower petroleum costs, the negative impacts of rapidly increasing raw material costs experienced throughout 2008 seem to be behind us. This should help the Segment generate more consistent profit margins over the last half of 2009, assuming economic conditions do not deteriorate from their current levels. However, the depressed economic conditions make the Segment's second half performance uncertain.

The Metals Segment’s business is highly dependent on capital expenditures which have been significantly impacted by the economic turmoil. Falling stainless steel prices, the depressed economy, and distributors’ reluctance to restock inventories have created a poor pricing environment for our commodity pipe. However, surcharges have increased every month since May 2009, and our steel suppliers implemented a six percent price increase on May 1, 2009 and a second six percent price increase on July 1, 2009, which the industry thinks will be accepted in the marketplace. We are hopeful this signals that the lows in stainless steel prices are behind us which would bode well for future profitability. It is possible that the stimulus spending by the Federal Government, which includes a “Buy-American” provision covering iron and steel, will fund increased activity in the water and wastewater treatment area, a significant part of our piping systems business. Although Management is disappointed with the modest loss in the second quarter of 2009, we remain confident that we are in an excellent position to benefit from the eventual improvement in economic conditions. However, the impact from current economic conditions both domestically and worldwide makes it difficult to predict the performance of this Segment for the remainder of 2009. We believe we are the largest and most capable domestic producer of non-commodity stainless pipe and an effective producer of commodity stainless pipe which should serve us well in the long run. We also continue to be optimistic about the piping systems business over the long term based on our strong backlog, with 80 percent of the backlog coming from energy and water and wastewater treatment projects. Piping systems’ backlog was $40,300,000 at the end of the second quarter of 2009 compared to $41,007,000 at the end of the first quarter of 2009 and $45,500,000 at the end of 2008. We estimate that approximately 80 percent of the backlog should be completed over the next 12 months. We will continue our efforts to position the Metals Segment to benefit from the significant infrastructure spending that is anticipated in future years.

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

Synalloy Corporation

PART II: OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter ended July 4, 2009, the Registrant issued shares of common stock to the following class of persons upon the issuance of shares in lieu of cash for services rendered.  Issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering.

		Number of Shares
Date Issued	Class of Purchasers	Issued	Consideration
4/24/2009	Non-Employee Directors(1)	12,660	Director Services

(1)
Each non-employee director was given the opportunity and has elected to receive $15,000 of the retainer in restricted stock for 2009-10 year which equals 2,532 shares per director for a total of 12,660 shares. The number of restricted shares issued is determined by the average of the high and low stock priced on the day prior to the Annual Meeting of Shareholders. The shares granted to the non-employee directors are not registered under the Securities Act of 1933 and are subject to forfeiture in whole or in part upon the occurrence of certain events. The number of shares in the above chart represents the aggregate number of shares directors are entitled to receive at the end of the Company’s second quarter and is prorated based on the number of regular quarterly board meetings attended during each director’s elected term.

Item 4. Submission of Matters to a Vote of Security Holders.

A.	The Annual Meeting of Shareholders was held April 30, 2009 at the Company's corporate headquarters, Spartanburg, South Carolina.

B.	The following individuals were elected as directors at the Annual Meeting:

	Name	Votes For	Votes Withheld
	Sibyl N. Fishburn	5,769,156	65,796
	James G. Lane, Jr.	5,757,424	77,528
	Ronald H. Braam	5,775,798	59,154
	Craig C. Bram	5,782,562	52,390
	Carroll D. Vinson	5,406,752	428,200
	Murray H. Wright	5,775,798	59,154

Item 6.		Exhibits
The following exhibits are included herein:
	31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
	31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer and Principal Accounting Officer
	32	Certifications Pursuant to 18 U.S.C. Section 1350

Synalloy Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNALLOY CORPORATION
(Registrant)

Date: July 31, 2009	By:	/s/ Ronald H. Braam
Ronald H. Braam
President and Chief Executive Officer

Date: July 31, 2009	By:	/s/ Gregory M. Bowie
Gregory M. Bowie
Chief Financial Officer and Principal Accounting Officer