Form 10-Q
period 2009-10-03
SYNALLOY CORP
filed 2009-11-12
CIK 95953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 3, 2009

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
Yes  (  )    No  (X)

The number of shares outstanding of the registrant's common stock as of November 5, 2009 was 6,266,576.

Synalloy Corporation

Index

 PART I.                      FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Condensed consolidated balance sheets - October 3, 2009 and January 3, 2009
Condensed consolidated statements of operations - Three and nine months ended October 3, 2009 and September 27, 2008
Condensed consolidated statements of cash flows - Nine months ended October 3, 2009 and September 27, 2008
Notes to condensed consolidated financial statements - October 3, 2009
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II.                      OTHER INFORMATION

Item 6.	Exhibits
Signatures and Certifications

PART I
Item 1. FINANCIAL STATEMENTS
Synalloy Corporation
Condensed Consolidated Balance Sheets	Oct 3, 2009	Jan 3, 2009
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$13,657,126	$97,215
Accounts receivable, less allowance for doubtful accounts	13,307,919	17,310,419
Inventories
Raw materials	6,180,158	11,508,920
Work-in-process	9,931,792	16,755,349
Finished goods	8,581,161	10,572,756
Total inventories	24,693,111	38,837,025
Income taxes receivable	-	1,187,866
Deferred income taxes	2,287,000	2,265,949
Prepaid expenses and other current assets	453,203	215,157
Current assets of discontinued operations	-	7,982,235
Total current assets	54,398,359	67,895,866

Cash value of life insurance	2,911,224	2,867,975
Property, plant & equipment, net of accumulated
depreciation of $36,377,282 and $35,221,563	15,667,310	15,177,584
Goodwill	2,354,730	1,354,730
Deferred charges, net	20,093	70,535
Assets of discontinued operations	-	6,999,487
Total assets	$75,351,716	$94,366,177

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$-	$466,667
Accounts payable	3,879,408	8,176,181
Accrued expenses	3,558,807	6,259,334
Current portion of environmental reserves	730,726	554,000
Income taxes payable	1,707,307	-
Current liabilities of discontinued operations	-	3,222,934
Total current liabilities	9,876,248	18,679,116
Long-term debt	-	9,958,981
Environmental reserves	810,000	810,000
Deferred compensation	377,799	369,512
Deferred income taxes	1,316,000	1,682,000
Shareholders' equity
Common stock, par value $1 per share - authorized
12,000,000 shares; issued 8,000,000 shares	8,000,000	8,000,000
Capital in excess of par value	820,306	752,765
Retained earnings	69,400,045	69,529,995
Less cost of Common Stock in treasury:
1,733,424 and 1,752,466 shares	(15,248,682)	(15,416,192)
Total shareholders' equity	62,971,669	62,866,568
Total liabilities and shareholders' equity	$75,351,716	$94,366,177
Note: The balance sheet at January 3, 2009 has been derived from the audited consolidated financial statements at that date.
See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Income

(Unaudited)	Three Months Ended		Nine Months Ended
	Oct 3, 2009	Sep 27, 2008	Oct 3, 2009	Sep 27, 2008

Net sales	$25,712,110	$38,867,631	$77,797,009	$130,611,887
Cost of goods sold	22,690,998	34,442,093	69,875,540	112,348,451

Gross profit	3,021,112	4,425,538	7,921,469	18,263,436
Selling, general and administrative
expense	2,394,490	2,361,513	7,056,502	8,086,429

Operating income	626,622	2,064,025	864,967	10,177,007
Other (income) and expense
Interest expense	90,676	144,768	285,148	498,324
Change in fair value of interest
rate swap	(37,000)	3,000	(114,000)	3,000
Other, net	145,726	(4)	143,844	(220)

Income from continuing operations
before income tax	427,220	1,916,261	549,975	9,675,903
Provision for income taxes	146,000	655,000	188,000	3,295,000

Net income from continuing operations	281,220	1,261,261	361,975	6,380,903

Income (loss) from discontinued
operations before income taxes	281,495	(29,439)	211,891	172,726

Tax provision (benefit)	96,000	(10,000)	72,000	58,000

Net income (loss) from discontinued
operations	185,495	(19,439)	139,891	114,726

Net income	$466,715	$1,241,822	$501,866	$6,495,629

Net income (loss) per basic common share
Continuing operations	$.04	$.20	$.06	$1.02
Discontinued operations	$.03	$(.00)	$.02	$.02
Net income	$.07	$.20	$.08	$1.04

Net income (loss) per diluted common share
Continuing operations	$.04	$.20	$.06	$1.01
Discontinued operations	$.03	$(.00)	$.02	$.02
Net income	$.07	$.20	$.08	$1.03

Weighted average shares outstanding
Basic	6,266,576	6,247,534	6,260,215	6,244,121
Dilutive effect from stock
options and grants	11,320	49,021	6,589	46,268
Diluted	6,277,896	6,296,555	6,266,804	6,290,389

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)	Nine Months Ended
	Oct 3, 2009	Sep 27, 2008
Operating activities
Net income from continuing operations	$361,975	$6,380,903
Adjustments to reconcile net income to net cash
provided by (used in) continuing operating activities:
Depreciation expense	1,968,904	1,862,924
Amortization of deferred charges	50,442	26,442
Deferred income taxes	(387,051)	1,385,051
Provision for losses on accounts receivable	235,593	523,524
Gain on sale of property, plant and equipment	(20,721)	-
Cash value of life insurance	(43,249)	(39,522)
Environmental reserves	176,726	76,723
Issuance of treasury stock for director fees	75,010	74,970
Employee stock option and stock grant compensation	158,126	162,019
Changes in operating assets and liabilities:
Accounts receivable	5,008,477	(6,501,925)
Inventories	16,599,310	(2,154,296)
Other assets and liabilities	(197,701)	(61,622)
Accounts payable	(4,755,584)	4,755,499
Accrued expenses	(2,710,506)	(2,592,279)
Income taxes payable	1,253,173	1,012,460
Net cash provided by continuing operating activities	17,772,924	4,910,871
Net cash provided by (used in) discontinued operating activities	1,478,154	(2,562,693)
Net cash provided by operating activities	19,251,078	2,348,178
Investing activities
Purchases of property, plant and equipment	(1,383,903)	(2,818,901)
Proceeds from sale of property, plant and equipment	1,150,643	-
Acquisition of Ram-Fab, Inc.	(5,707,773)	-
Net cash used in continuing investing activities	(5,941,033)	(2,818,901)
Sale of Blackman Uhler Specialties, LLC assets, net	10,365,757	-
Sale of Organic Pigments, LLC assets, net	1,441,006	-
Other	(501,346)	(512,871)
Net cash provided by (used in) discontinued investing activities	11,305,417	(512,871)
Net cash provided by (used in) investing activities	5,364,384	(3,331,772)
Financing activities
Net (payments on) proceeds from long-term debt	(10,425,648)	2,531,155
Proceeds from exercised stock options	-	4,618
Excess tax benefits from Stock Grant Plan	1,914	13,720
Dividends Paid	(631,817)	(1,566,294)
Net cash (used in) provided by financing activities	(11,055,551)	983,199
Increase (decrease) in cash and cash equivalents	13,559,911	(395)
Cash and cash equivalents at beginning of period	97,215	28,269

Cash and cash equivalents at end of period	$13,657,126	$27,874

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation

Notes To Condensed Consolidated Financial Statements
(Unaudited)

October 3, 2009

NOTE 1-- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended October 3, 2009, are not necessarily indicative of the results that may be expected for the year ending January 2, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended January 3, 2009.

As further discussed in note 10, the Company disposed of certain operations during 2009.  Accordingly, for comparative purposes, certain amounts in the 2008 financial statements have been reclassified to reflect discontinued operations. Operating and investing portions of the 2009 cash flow statement attributable to the discontinued operations have been separately disclosed, which in prior periods were reported on a combined basis as a single amount. The cash flow statement for 2008 has been revised to conform to the 2009 presentation.

NOTE 2--INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.

NOTE 3--STOCK OPTIONS AND EMPLOYEE STOCK GRANTS

The Company has two stock option plans in effect at October 3, 2009. During the first nine months of 2009, there were no options exercised by employees or directors. Stock options compensation cost has been charged against income before taxes for the unvested options of $19,000 and $57,000 with the offset recorded in shareholders’ equity for the three and nine months ended October 3, 2009, respectively, and the three and nine months ended September 28, 2008, respectively. As of October 3, 2009, there was $26,000 of total unrecognized compensation cost related to non-vested stock options granted under the Company's stock option plans which is expected to be recognized over the next four months.

On February 12, 2009, the Board of Directors of the Company approved and granted under the Company’s 2005 Stock Awards Plan, 5,500 shares under the Plan to certain management employees of the Company. The stock awards vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant. In order for the awards to vest, the employee must be in the continuous employment of the Company since the date of the award. Any portion of an award that has not vested will be forfeited upon termination of employment. The Company may terminate any portion of the award that has not vested upon an employee’s failure to comply with all conditions of the award or the Plan. Shares representing awards that have not yet vested will be held in escrow by the Company. An employee is not entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable. Compensation costs charged against income totaled $32,000 and $101,000 before income taxes of $11,000 and $35,000 for the three and nine months ended October 3, 2009, respectively. Compensation costs for the same periods of 2008 included $36,000 and $105,000, respectively, for stock awards. As of October 3, 2009, there was $343,000 of total unrecognized compensation cost related to unvested stock grants under the Company’s Stock Awards Plan.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

October 3, 2009

A summary of Plan activity for the Company’s Stock Awards Plan for 2009 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding at January 3, 2009	25,244	$21.62

Granted	5,500	$5.22
Vested	(6,382)	$21.97
Forfeited or expired	(440)	$24.61

Outstanding at October 3, 2009	23,922	$17.70

NOTE 4--INCOME TAXES

The Company did not have any unrecognized tax benefits accrued at October 3, 2009 and January 3, 2009. Approximately $216,000 of unrecognized tax benefits were accrued at September 27, 2008, which were recognized in the fourth quarter of 2008 that favorably affected the effective income tax rate in 2008. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters and substantially all material state and local income tax matters for years through 2002. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any interest or penalties accrued at October 3, 2009, and had $106,000 accrued for interest and $0 accrued for penalties at September 27, 2008.

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

Synalloy Corporation

Notes To Condensed Consolidated Financial Statements
(Unaudited)

October 3, 2009

NOTE 6--SEGMENT INFORMATION

The following information is for continuing operations only.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	Oct 3, 2009	Sep 27, 2008	Oct 3, 2009	Sep 27, 2008

Net sales
Metals Segment	$16,857,000	$29,102,000	$53,619,000	$103,669,000
Specialty Chemicals Segment	8,855,000	9,766,000	24,178,000	26,943,000
	$25,712,000	$38,868,000	$77,797,000	$130,612,000
Operating income
Metals Segment	$307,000	$1,858,000	$973,000	$10,522,000
Specialty Chemicals Segment	1,004,000	776,000	1,940,000	1,753,000
	1,311,000	2,634,000	2,913,000	12,275,000
Unallocated expenses
Corporate	684,000	570,000	2,048,000	2,098,000
Interest and debt expense	91,000	145,000	285,000	498,000
Change in fair value of interest
rate swap	(37,000)	3,000	(114,000)	3,000
Other expense	146,000	-	144,000	-
Income from continuing operations
before income taxes	$427,000	$1,916,000	$550,000	$9,676,000

The Specialty Chemicals segment previously contained Blackman Uhler Specialties, LLC (“BU”) business and the Organic Pigments (“OP”) business, both of which have been disposed of and are considered discontinued operations, as discussed in Note 10.  Accordingly, the segment information for the Specialty Chemicals Segment has been revised to exclude the results of operations of these discontinued operations.

NOTE 7--FAIR VALUE DISCLOSURES

On February 23, 2006, the Company entered into an interest rate swap contract with its bank with a notional amount of $4,500,000 pursuant to which the Company receives interest at Libor and pays interest at a fixed interest rate of 5.27 percent. The contract runs from March 1, 2006 to December 31, 2010, which equates to the expiration date of the bank Credit Agreement. The Company has accrued a $262,000 liability in accrued interest as of October 3, 2009 to reflect the fair market value of the swap, compared to $376,000 accrued at January 3, 2009. The Company has estimated the fair value using an amount provided by the counterparty which represents the settlement amount of the contract if it were liquidated on the date of the financial statements. Although the swap is expected to effectively offset variable interest in the borrowing, hedge accounting is not utilized. Therefore, changes in its fair value are being recorded in current assets or liabilities, as appropriate, with corresponding offsetting entries to other expense in the income statement. The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, trade accounts receivable and cash value of life insurance approximate their fair value.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

October 3, 2009

NOTE 8--SUBSEQUENT EVENTS

The Company performs an evaluation of events that occur after a balance sheet date but before financial statements are issued or available to be issued for potential recognition or disclosure of such events in its financial statements.  The Company evaluated subsequent events through November 12, 2009, the date that the financial statements were issued.

NOTE 9--PURCHASE OF RAM-FAB, INC.

On August 31, 2009, the Company entered into an Asset Purchase Agreement with Ram-Fab, Inc. to acquire certain assets and assume certain liabilities of its business for a purchase price of $5,708,000. Ram-Fab, Inc. is a pipe fabricator located in Crossett, Arkansas. The acquisition was for cash and was paid from currently available funds. The purchase price of Ram-Fab, Inc. has initially been allocated to the assets acquired and liabilities assumed according to their estimated fair values at the time of acquisition.  This allocation included accounts receivable of $1,093,000, inventories of $2,334,000, other assets of $33,000, machinery and equipment of $1,707,000, tax-deductible goodwill of $1,000,000, and current liabilities of $459,000. The Company also entered into a Lease Agreement to lease Ram-Fab, Inc.’s property and plant buildings with an option to purchase the property and plant buildings for a purchase price of approximately $2,000,000 on or after March 1, 2010. The company had annual sales of approximately $18,000,000 over the past 12 months and was profitable. Historically, its primary business was to fabricate both carbon and stainless piping systems. Management will focus on expanding the carbon fabrication business which is a product line that we believe is strategically important for future growth. The carbon business will complement our stainless steel piping systems’ operations generating new opportunities for stainless steel piping systems since many projects require that bidders quote both carbon and stainless steel fabrication. The new company will operate as Ram-Fab, LLC and will be assigned to our Metals Segment.

NOTE 10--SALE OF BLACKMAN UHLER SPECIALTIES, LLC and DISCONTINUED OPERATIONS

On October 2, 2009, the Company entered into an Asset Purchase Agreement with SantoLubes Manufacturing, LLC (“SM”) to sell the specialty chemical business of Blackman Uhler Specialties, LLC (“BU”) for a purchase price of $10,366,000, along with certain property, plant and equipment held by Synalloy Corporation for a purchase price of $1,130,000, all located at the Spartanburg, SC location. The purchase price of approximately $11,496,000, payable in cash, was equal to the approximate net book values of the assets sold as of October 3, 2009, the effective date of the sale, and the Company has recorded a loss of approximately $250,000 resulting primarily from transaction fees and other costs related to the transaction. Divesting BU’s specialty chemicals business has freed up resources and working capital to allow further expansion into the Company’s metals businesses. The Company has entered into a lease agreement with SM to lease office space in Spartanburg for corporate operations and has also entered into an outsourcing agreement with SM to provide SM with certain accounting and administration functions.

BU along with Organic Pigment, LLC’s pigment dispersion business (“OP”), which was sold on March 6, 2009, were both physically located at the Spartanburg facility. OP completed all operating activities at the end of the third quarter. As a result, these two operations, which were included in the Specialty Chemicals Segment, are being reported as discontinued operations. Sales of the two businesses totaled $3,967,000 and $6,486,000 for the third quarter of 2009 and 2008, respectively, and $13,042,000 and $19,204,000 for the nine months of 2009 and 2008, respectively. The Company has reclassified the prior year balances of assets and liabilities of these disposed businesses to assets and liabilities of discontinued operations as of January 3, 2009 for comparative purposes.

Synalloy Corporation

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion of certain significant factors that affected the Company during the three and nine months ended October 3, 2009. As further discussed below, the Company disposed of two businesses in its Specialty Chemicals Segment during 2009.  Accordingly, the discussion below is focused on the results of continuing operations for the three and nine months ended September 30, 2009.

Consolidated sales from continuing operations for the third quarter and first nine months of 2009 decreased 34 percent and 40 percent, respectively, compared to the same periods one year ago. The Company showed net earnings from continuing operations for the third quarter of 2009 of $281,000, or $.04 per share compared to net earnings from continuing operations of $1,261,000, or $.20 per share in 2008’s third quarter. The Company produced net earnings from continuing operations of $362,000, or $.06 per share in the first nine months of 2009, compared to net earnings from continuing operations of $6,381,000, or $1.02 per share for the same period of 2008. The Company recorded net earnings from discontinued operations of $186,000, or $.03 per share, and $140,000, or $.02 per share, for the third quarter and first nine months of 2009, respectively, compared to a net loss from discontinued operations of $19,000, or $.00 per share, and net earnings of $115,000, or $.02 per share, for the same periods last year. As a result, the Company earned $467,000, or $.07 per share, and $502,000, or $.08 per share, for the third quarter and first nine months of 2009, respectively, compared to net earnings of $1,242,000, or $.20 per share, and $6,496,000, or $1.03 per share, for the same periods last year.

Sales in the Specialty Chemicals Segment, which is composed solely of Manufacturers Chemicals, LLC as a result of the discontinued operations discussed below, decreased nine percent and ten percent for the third quarter and first nine months of 2009, respectively, from the same periods last year, as adjusted for discontinued operations. However, operating income increased 29 percent and 11 percent for the third quarter and first nine months of 2009, respectively, from the same periods last year. During 2008, the Segment experienced rising raw material and energy costs throughout the year and while management increased prices in an effort to offset the cost increases, the increases were not sufficient enough to prevent the cost increase from impacting profitability. During 2009, the increases in raw material and energy costs have abated and in some cases have actually declined. Although Management has had to lower selling prices, price levels have remained at levels allowing the Segment to maintain a higher level of profitability as compared to last year. These conditions caused the decrease in sales and increase in operating income experienced in both the third quarter and first nine months of 2009 when compared to the same periods last year.

The Specialty Chemicals Segment began 2009 experiencing difficult conditions during the first two months of the first quarter. However, profits began to improve in March which has continued through the third quarter of 2009. With raw material prices apparently stabilized, the Segment should continue to generate consistent profit margins over the last quarter of 2009 and into 2010, assuming economic conditions do not deteriorate from their current levels. However, the depressed economic conditions make the Segment's performance uncertain over the next several quarters.

Sales in the Metals Segment declined 42 percent and 48 percent for the third quarter and first nine months of 2009, respectively, from the same periods a year earlier, resulting from 40 percent and 32 percent decreases in average selling prices combined with six percent and 12 percent declines in unit volumes compared to the same periods of 2008. Sales of commodity pipe accounted for the declines as they were down 54 percent and 47 percent in the quarter and first nine months. Average selling prices of commodity pipe decreased 45 percent and 44 percent and unit volumes were down 17 percent and six percent in the quarter and first nine months, respectively, compared to the same periods of 2008. Non-commodity pipe and piping systems experienced a smaller decline in sales for the quarter, down 23 percent from 32 percent lower average selling prices offset by a 13 percent increase in unit volumes, when compared to the third quarter of 2008. The volume increase resulted primarily from the acquisition on August 31, 2009, of Ram-Fab, LLC. For the first nine months of 2009, sales declined 47 percent on decreases in average selling prices and unit volumes of 34 percent and 19 percent, respectively compared to 2008.

Synalloy Corporation

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The significant decreases in selling prices together with unit volume declines in both commodity and non-commodity pipe and piping systems, when compared to the same periods in 2008, reflect the decrease in demand for these products resulting from the worldwide economic turmoil and recession. This led to the big decline in operating income in both the quarter and nine months compared to a year earlier. Although stainless steel surcharges, resulting primarily from the changes in nickel prices, incrementally increased over the six-month period from May to October of 2009, the averages for the third quarter and first nine months remained at levels equal to approximately half of 2008’s first nine-month averages. Although we cannot precisely calculate the effect of the price declines, we estimate that they reduced profits by about $200,000 in the quarter and $3,200,000 in the nine months compared to the same periods last year. The lower volumes also generated unabsorbed manufacturing costs and taken together with the lower selling prices and unit volumes, caused commodity pipe to incur modest losses for the third quarter and first nine months of 2009. Responding to the poor economy, many of the piping systems’ customers have extended their delivery dates throughout 2009 causing a decline in both dollar and unit volume sales compared to last year. Despite these factors, non-commodity pipe and piping system generated good operating results for both the third quarter and first nine months of 2009. However, the results were below the strong results achieved in the same periods of 2008 contributing to the operating income declines experienced in 2009 compared to the same periods of 2008.

On August 31, 2009, the Company acquired the business of Ram-Fab, Inc., a pipe fabricator located in Crossett, Arkansas, for a purchase price of $5,708,000 which includes $1,000,000 of goodwill. The acquisition was for cash and was paid from currently available funds. The company had annual sales of approximately $18,000,000 over the past 12 months and was profitable. Historically, its primary business was to fabricate both carbon and stainless piping systems. Management will focus on expanding the carbon fabrication business which is a product line that we believe is strategically important for future growth. The carbon business will complement our stainless steel piping systems’ operations generating new opportunities for stainless steel piping systems since many projects require that bidders quote both carbon and stainless steel fabrication.  Management is optimistic about the ability of Bristol's much larger marketing organization to generate additional sales of carbon fabrication for the acquired business from Bristol's present customer base. The ability to bid on carbon pipe fabrication will significantly expand the company's markets, especially in the energy and chemical industries.

Consolidated selling and administrative expense for the third quarter increased $33,000 or one percent, and for the first nine months of 2009 decreased $1,030,000 or 13 percent, compared to the third quarter and first nine months of 2008.  The expense was nine percent of sales for both the third quarter and first nine months of 2009 compared to six percent for the same periods last year.  The increase for the third quarter of 2009 when compared to the prior year resulted from incurring various transaction costs associated with the sale the corporate property, plant and equipment (discussed below) being partially offset by lower profit-based incentive bonus expense due to lower profits earned in 2009 as compared to 2008. The decrease for the first nine months of 2009 resulted mainly from lower profit-based incentive bonus expense. Other (income) expense for the third quarter and first nine months of 2009 reflects a $150,000 medical settlement with a former employee of its Augusta, Georgia chemical operation which was closed in 2001.

Management believes we have put the Company into a strong financial position capable of dealing with the chaotic economic conditions we currently face. The positive result of the huge price declines that have taken place in our Metals Segment is that working capital needs are decreased by reduced inventory values and accounts receivable. Even though profits were modest in the first nine months, cash flow from operations of $19,251,000 let us pay a $632,000 cash dividend and eliminate our bank debt totaling $10,426,000. Cash flows generated from operations along with the proceeds from the sale of BU provided funds to acquire and provide necessary working

Synalloy Corporation

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

capital for Ram-Fab, and increase our cash balance at October 3, 2009 to $13,657,000.  Our extremely strong balance sheet positions us well to take advantage of any opportunities that may emerge in the future.

Outlook The Metals Segment’s business is highly dependent on capital expenditures which have been significantly impacted by the economic turmoil. Falling stainless steel prices, the depressed economy, and distributors’ reluctance to restock inventories, have created a poor pricing environment for our commodity pipe. After surcharges increased for six consecutive months since May 2009, they fell in November causing more uncertainty in the market. This has been offset somewhat by the implementation of six percent price increases from our steel suppliers on May 1, 2009 and July 1, 2009, which has been accepted in the market place. Management remains hopeful that the stimulus spending by the Federal Government, which includes a “Buy-American” provision covering iron and steel, will fund increased activity in the water and wastewater treatment area, a significant part of our piping systems business. Although Management is disappointed with the level of profitability in the third quarter and first nine months of 2009, we remain confident that we are in an excellent position to benefit from the eventual improvement in economic conditions. However, the impact from current economic conditions both domestically and worldwide makes it difficult to predict the performance of this Segment for the fourth quarter of 2009 as well as into 2010. We believe we are the largest and most capable domestic producer of non-commodity stainless pipe and an effective producer of commodity stainless pipe which should serve us well in the long run. We also continue to be optimistic about the piping systems business over the long term. Piping systems continues to maintain a strong backlog, with approximately 80 percent of the backlog coming from energy and water and wastewater treatment projects, and as discussed above, the Ram-Fab acquisition should allow us to expand piping systems’ business. Piping systems’ backlog was $54,000,000 at the end of the third quarter of 2009, which includes $13,000,000 from the Ram-Fab operation. This compares to $40,300,000 at the end of the second quarter of 2009 and $45,500,000 at the end of 2008. We estimate that approximately 70 percent of the backlog should be completed over the next 12 months.

Sale of Blackman Uhler Specialties & Discontinued Operations On October 2, 2009, the Company entered into an Asset Purchase Agreement with SantoLubes Manufacturing, LLC (“SM”) to sell the specialty chemical business of Blackman Uhler Specialties, LLC (“BU”) for a purchase price of $10,366,000, along with certain property, plant and equipment held by Synalloy Corporation for a purchase price of $1,130,000, all located at the Spartanburg, SC location. The purchase price of approximately $11,496,000, payable in cash, was equal to the approximate net book values of the assets sold as of October 3, 2009, the effective date of the sale, and the Company has recorded a loss of approximately $250,000 resulting primarily from transaction fees and other costs related to the transaction. Divesting BU’s specialty chemicals business, which had annual sales of approximately $14,500,000, has freed up resources and working capital to allow further expansion into the Company’s metals businesses. The Company has entered into a lease agreement with SM to lease office space in Spartanburg for corporate operations and has also entered into an outsourcing agreement with SM to provide SM with certain accounting and administration functions.

BU along with Organic Pigment, LLC’s  pigment dispersion business (“OP”), which was sold on March 6, 2009 and had annual sales of approximately $7,000,000, were both physically located at the Spartanburg facility. OP completed all operating activities at the end of the third quarter. As a result, these operations, which were included in the Specialty Chemicals Segment, are being reported as discontinued operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information about the Company’s exposure to market risk was disclosed in its Annual Report on Form 10-K for the year ended January 3, 2009, which was filed with the Securities and Exchange Commission on March 17, 2009. Except for the elimination of the Company’s bank debt in the second quarter of 2009, there have been no material quantitative or qualitative changes in market risk exposure since the date of that filing.

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

SYNALLOY CORPORATION
(Registrant)

Date: November 12, 2009	By:	/s/ Ronald H. Braam
Ronald H. Braam
President and Chief Executive Officer

Date: November 12, 2009	By:	/s/ Gregory M. Bowie
Gregory M. Bowie
Chief Financial Officer and Principal Accounting Officer