Form 10-K
period 2010-01-02
SYNALLOY CORP
filed 2010-03-22
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
Form 10-K
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 2, 2010
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
Yes __    No  __   (Not yet applicable to Registrant)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)
    Large accelerated Filer __           Accelerated filer __          Non-accelerated filer __        Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes __    No X

Based on the closing price as of July 3, 2009, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $45.5 million. Based on the closing price of March 2, 2010, the aggregate market value of common stock held by non-affiliates of the registrant was $45.6 million. The registrant did not have any non-voting common equity outstanding at either date.

The number of shares outstanding of the registrant's common stock as of March 2, 2010 was 6,277,235.

Documents Incorporated By Reference
Portions of the Proxy Statement for the 2010 annual shareholders' meeting are incorporated by reference into Part III of this Form 10-K.

Synalloy Corporation

Form 10-K

for period ended January 2, 2010

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

The Company’s business is divided into two segments, the Metals Segment and the Specialty Chemicals Segment. The Metals Segment operates as Bristol Metals, LLC (“Bristol”) and Ram-Fab, LLC (“Ram-Fab”). Bristol manufactures pipe (“Bristol Pipe”) and fabricates piping systems (“BPS”) from stainless steel and other alloys, and Ram-Fab fabricates piping systems from carbon, chrome, stainless steel and other alloys. The Metals Segment’s markets include the chemical, petrochemical, pulp and paper, mining, power generation (including nuclear), water and wastewater treatment, liquid natural gas (“LNG”), brewery, food processing, petroleum, pharmaceutical and other industries. The Specialty Chemicals Segment operates as Manufacturers Chemicals, LLC (“MC”), located in Cleveland, Tennessee and Dalton, Georgia. The Specialty Chemicals Segment produces specialty chemicals and dyes for the carpet, chemical, paper, metals, mining, agricultural, fiber, paint, textile, automotive, petroleum, cosmetics, mattress, furniture, janitorial and other industries.

General

Metals Segment – This Segment is comprised of two wholly-owned subsidiaries: Synalloy Metals, Inc. which owns 100 percent of Bristol Metals, LLC, located in Bristol, Tennessee; and Ram-Fab, LLC, located in Crossett, Arkansas.

Bristol Pipe manufactures welded pipe, primarily from stainless steel, but also from other corrosion-resistant metals. Pipe is produced in sizes from one-half inch to 120 inches in diameter and wall thickness up to one and one-half inches. Sixteen-inch and smaller pipe is made on equipment that forms and welds the pipe in a continuous process. Pipe larger than 16 inches is formed on presses or rolls and welded on batch welding equipment. Pipe is normally produced in standard 20-foot lengths. However, Bristol Pipe has unusual capabilities in the production of long length pipe without circumferential welds. This can reduce installation cost for the customer. Lengths up to 60 feet can be produced in sizes up to 16 inches in diameter. In larger sizes Bristol Pipe has a unique ability among domestic producers to make 48-foot lengths in sizes up to 36 inches. Over the past four years, Bristol has made substantial capital improvements to both Bristol Pipe and BPS, expanding and improving capabilities to service markets requiring large diameter pipe and specialty alloy pipe such as water and waste water treatment, LNG, and scrubber applications for the power industry.  These improvements include expanding its x-ray facilities which allows simultaneous use of real time and film examination; updating material handling equipment; expanding capabilities for forming large pipe on existing batch equipment, giving Bristol Pipe the capability to produce 36-inch diameter pipe in 48-foot lengths with wall thicknesses of up to one inch; adding a shear that has the capacity of shearing stainless steel plate up to one-inch thick; completing plant expansions that allow the manufacture of pipe up to 42 inches in diameter utilizing more readily available raw materials at lower costs, provide additional manufacturing capacity, and provide improved product handling and additional space for planned equipment additions; and installing automated hydro-testing equipment for pipe up to 72 inches in diameter. In addition, in 2009 Bristol Pipe completed a capital project to renovate several of its continuous pipe mills which has increased their capabilities while improving their performance.

A significant amount of the pipe produced is further processed into piping systems that conform to engineered drawings furnished by the customers. This allows the customer to take advantage of the high quality and efficiency of BPS rather than performing all of the welding at the construction site. BPS’s pipe fabrication shop can make one and one-half diameter cold bends on one-half inch through eight-inch stainless pipe with thicknesses up through schedule 40S. Most piping systems are produced from pipe manufactured by Bristol Pipe.

With the acquisition of Ram-Fab, Inc. on August 31, 2009, the Metals Segment has increased its fabrication capabilities to include producing carbon and chrome alloy piping systems. Carbon and chrome alloy pipe fabrication enhances the stainless fabrication business giving the Segment the capability to quote on all types of pipe fabrication projects utilizing any combination of these three material types. Ram-Fab was established over 20 years ago in Crossett, Arkansas and provides affordable, quality pipe fabrication in carbon steel and high chrome alloys. From power plants to refineries to chemical plants, Ram-Fab serves a broad range of customers, both domestic and international. As a carbon steel and high chrome pipe fabrication facility Ram-Fab is poised to take advantage of the anticipated increase in the construction of power generation plants utilizing coal or natural gas, as well as nuclear. Refinery upgrades and environmental work will also add to the requirements of quality shop-fabricated carbon steel and high chrome systems. Since Bristol does not manufacture carbon or chrome alloy pipe, these materials are purchased from outside suppliers.

In order to establish stronger business relationships, only a few raw material suppliers are used. Five suppliers furnish about 82 percent of total dollar purchases of raw materials, with one supplier totaling about 50 percent. However, the Company does not believe that the loss of any of these suppliers would have a materially adverse effect on the Company as raw materials are readily available from a number of different sources, and the Company anticipates no difficulties in fulfilling its requirements.

This Segment's stainless steel products are used principally by customers requiring materials that are corrosion-resistant or suitable for high-purity processes. The largest users are the chemical, petrochemical, pulp and paper, waste water treatment and LNG industries, with some other important industry users being mining, power generation (including nuclear), water treatment, brewery, food processing, petroleum, pharmaceutical and alternative fuels. The Segment’s carbon and chrome alloy products are used primarily in the power generation and chemical industries.

Specialty Chemicals Segment – This Segment consists of the Company’s wholly-owned subsidiary Manufacturers Soap and Chemical Company (MS&C). MS&C owns 100 percent of MC which is located in Cleveland, Tennessee and Dalton, Georgia and is fully licensed for chemical manufacture. The Segment produces specialty chemicals and dyes for the carpet, chemical, paper, metals, mining, agricultural, fiber, paint, textile, automotive, petroleum, cosmetics, mattress, furniture, janitorial and other industries.

MC, which was purchased by the Company in 1996, produces over 500 specialty formulations and intermediates for use in a wide variety of applications and industries. MC’s primary product lines focus on the areas of defoamers, surfactants and lubricating agents. Over 20 years ago, MC began diversifying its marketing efforts and expanding beyond traditional textile chemical markets. These three fundamental product lines find their way into a large number of manufacturing businesses. Over the years, the customer list has grown to include end users and chemical companies that supply paper, metal working, surface coatings, water treatment, mining and janitorial applications. MC’s capabilities also include the sulfation of fats and oils. These products are used in a wide variety of applications and represent a renewable resource, animal and vegetable derivatives, as alternatives to more expensive and non-renewable petroleum derivatives. In its Dalton, Georgia facility, MC serves the carpet and rug markets and also focuses on processing aids for wire drawing. MC Dalton blends and sells specialty dyestuffs and resells heavy chemicals and specialty chemicals manufactured in MC’s Cleveland plant to its markets out of its leased warehousing facility. The Dalton site also contains a shade matching laboratory and sales offices for the group. Both MC sites have extensive chemical storage and blending capabilities.

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

The Specialty Chemicals Segment maintains four laboratories for applied research and quality control which are staffed by 12 employees.

Most raw materials used by the Segment are generally available from numerous independent suppliers and about 30 percent of total purchases are from its top five suppliers. While some raw material needs are met by a sole supplier or only a few suppliers, the Company anticipates no difficulties in fulfilling its raw material requirements.

Please see Note M to the Consolidated Financial Statements, which are included in Item 8 of this Form 10-K, for financial information about the Company's Segments.

Sales and Distribution

Metals Segment – The Metals Segment utilizes separate sales organizations for its different product groups. Stainless steel pipe is sold nationwide under the Brismet trade name through authorized stocking distributors at warehouse locations throughout the country. In addition, large quantity orders are shipped directly from Bristol's plant to end-user customers. Producing sales and providing service to the distributors and end-user customers are the Vice President of Sales, five outside sales employees, seven independent manufacturers' representatives and eight inside sales employees. The Metals Segment has one domestic customer that accounted for less than ten percent and approximately 11 and 12 percent of the Metals Segment’s revenues in 2009, 2008 and 2007, respectively. The Segment also has one other domestic customer that accounted for approximately ten and 12 percent of the Segment’s revenues in 2009 and 2008, respectively, and less than ten percent for 2007. Loss of either of these customers’ revenues would have a material adverse effect on both the Metals Segment and the Company.

Piping systems are sold nationwide under both the Bristol Piping Systems and Ram-Fab trade names by four outside sales employees. They are under the direction of the President of the Piping Systems division who spends a substantial amount of his time in sales and service to customers. Piping systems are marketed to engineering firms and construction companies or directly to project owners. Orders are normally received as a result of competitive bids submitted in response to inquiries and bid proposals.

Specialty Chemicals Segment – Specialty chemicals are sold directly to various industries nationwide by five full-time outside sales employees and five manufacturers' representatives. In addition, the President and other members of the management team of MC devote a substantial part of their time to sales. The Specialty Chemicals Segment has one domestic customer that accounted for approximately 24, 20 and 23 percent of the Segment’s revenues in 2009, 2008 and 2007, respectively. Loss of this customer’s revenues would have a material adverse effect on the Specialty Chemicals Segment.

Competition

Metals Segment – Welded stainless steel pipe is the largest sales volume product of the Metals Segment. Although information is not publicly available regarding the sales of most other producers of this product, management believes that the Company is one of the largest domestic producers of such pipe. This commodity product is highly competitive with seven known domestic producers and imports from many different countries. The largest sales volume among the non-commodity specialized products comes from fabricating stainless, nickel alloys, chrome alloys and carbon piping systems. Management believes the Company is one of the largest producers of such systems. There is also significant competition in the piping systems’ markets with 13 known domestic suppliers with similar capabilities as BPS and RF, along with many other smaller suppliers.

Specialty Chemicals Segment – The Company is the sole producer of certain specialty chemicals manufactured for other companies under processing agreements and also produces proprietary specialty chemicals. The Company's sales of specialty products are insignificant compared to the overall market for specialty chemicals. The market for most of the products is highly competitive and many competitors have substantially greater resources than does the Company. The market for dyes is highly competitive and the Company has less than ten percent of the market for its products.

Environmental Matters

Environmental expenditures that relate to an existing condition caused by past operations and that do not contribute to future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or cleanups are probable and the costs of these assessments and/or cleanups can be reasonably estimated. Changes to laws and environmental issues, including climate change, are made or proposed with some frequency and some of the proposals, if adopted, might directly or indirectly result in a material reduction in the operating results of one or more of our operating units. We are presently unable to foresee the future well enough to quantify such risks. See Note E to Consolidated Financial Statements, which are included in Item 8 of this Form 10-K, for further discussion.

Research and Development Activities

The Company spent approximately $289,000 in 2009, $348,000 in 2008 and $347,000 in 2007 on research and development activities that were expensed in its Specialty Chemicals Segment. Five individuals, all of whom are graduate chemists, are engaged primarily in research and development of new products and processes, the improvement of existing products and processes, and the development of new applications for existing products.

Seasonal Nature of the Business

The Company’s businesses and products are not normally subject to any seasonal impact causing significant variations from one quarter to another.

Backlogs

The Specialty Chemicals Segment operates primarily on the basis of delivering products soon after orders are received. Accordingly, backlogs are not a factor in this business. The same applies to commodity pipe sales in the Metals Segment. However, backlogs are important in the Metals Segment’s piping systems products because they are produced only after orders are received, generally as the result of competitive bidding. Order backlogs for these products were $44,300,000 at the end of 2009, of which $6,200,000 was orders booked by Ram-Fab which was acquired on August 31, 2009. Approximately 80 percent of the backlog should be completed in 2010. The backlog totaled $45,500,000 and $57,000,000 at the 2008 and 2007 respective year ends.

Employee Relations

As of January 2, 2010, the Company had 466 employees. The Company considers relations with employees to be satisfactory. The number of employees of the Company represented by unions, all located at the Bristol, Tennessee facility, is 242, or 52 percent of the Company’s employees. They are represented by two locals affiliated with the AFL-CIO and one local affiliated with the Teamsters. Collective bargaining contracts will expire in January 2015, February 2014 and March 2015.

Financial Information about Geographic Areas

Information about revenues derived from domestic and foreign customers is set forth in Note M to the Consolidated Financial Statements.

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

We encounter significant competition in all areas of our businesses and may be unable to compete effectively, which could result in reduced profitability and loss of market share. We actively compete with companies producing the same or similar products and, in some instances, with companies producing different products designed for the same uses. We encounter competition from both domestic and foreign sources in price, delivery, service, performance, product innovation and product recognition and quality, depending on the product involved.  For some of our products, our competitors are larger and have greater financial resources than we do. As a result, these competitors may be better able to withstand a change in conditions within the industries in which we operate, a change in the prices of raw materials or a change in the economy as a whole. Our competitors can be expected to continue to develop and introduce new and enhanced products and more efficient production capabilities, which could cause a decline in market acceptance of our products.  Current and future consolidation among our competitors and customers also may cause a loss of market share as well as put downward pressure on pricing. Our competitors could cause a reduction in the prices for some of our products as a result of intensified price competition. Competitive pressures can also result in the loss of major customers. If we cannot compete successfully, our business, financial condition and consolidated results of operations could be adversely affected.

The applicability of numerous environmental laws to our manufacturing facilities could cause us to incur material costs and liabilities. We are subject to federal, state, and local environmental, safety and health laws and regulations concerning, among other things, emissions to the air, discharges to land and water, climate changes  and the generation, handling, treatment and disposal of hazardous waste and other materials. Under certain environmental laws, we can be held strictly liable for hazardous substance contamination of any real property we have ever owned, operated or used as a disposal site. We are also required to maintain various environmental permits and licenses, many of which require periodic modification and renewal. Our operations entail the risk of violations of those laws and regulations, and we cannot assure you that we have been or will be at all times in compliance with all of these requirements. In addition, these requirements and their enforcement may become more stringent in the future. Although we cannot predict the ultimate cost of compliance with any such requirements, the costs could be material. Non-compliance could subject us to material liabilities, such as government fines, third-party lawsuits or the suspension of non-compliant operations. We also may be required to make significant site or operational modifications at substantial cost. Future developments also could restrict or eliminate the use of or require us to make modifications to our products, which could have a significant negative impact on our results of operations and cash flows. At any given time, we are involved in claims, litigation, administrative proceedings and investigations of various types involving potential environmental liabilities, including cleanup costs associated with hazardous waste disposal sites at our facilities. We cannot assure you that the resolution of these environmental matters will not have a material adverse effect on our results of operations or cash flows. The ultimate costs and timing of environmental liabilities are difficult to predict. Liability under environmental laws relating to contaminated sites can be imposed retroactively and on a joint and several basis. We could incur significant costs, including cleanup costs, civil or criminal fines and sanctions and third-party claims, as a result of past or future violations of, or liabilities under, environmental laws. For additional information related to environmental matters, see Note E to the Consolidated Financial Statements.

We are dependent upon the continued safe operation of our production facilities which are subject to a number of hazards. In our Specialty Chemicals Segment, these production facilities are subject to hazards associated with the manufacture, handling, storage and transportation of chemical materials and products, including leaks and ruptures, explosions, fires, inclement weather and natural disasters, unscheduled downtime and environmental hazards which could result in liability for workplace injuries and fatalities. In addition, some of our production capabilities are highly specialized, which limits our ability to shift production to another facility in the event of an incident at a particular facility. If a production facility, or a critical portion of a production facility, were temporarily shut down, we likely would incur higher costs for alternate sources of supply for our products.  We cannot assure you that we will not experience these types of incidents in the future or that these incidents will not result in production delays or otherwise have a material adverse effect on our business, financial condition or results of operations.

Certain of our employees in the Metals Segment are covered by collective bargaining agreements, and the failure to renew these agreements could result in labor disruptions and increased labor costs. We have 242 employees represented by unions at the Bristol, Tennessee facility, which is 52 percent of our total employees. They are represented by two locals affiliated with the AFL-CIO and one local affiliated with the Teamsters. Collective bargaining contracts will expire in January 2015, February 2014 and March 2015. Although we believe that our present labor relations are satisfactory, our failure to renew these agreements on reasonable terms as the current agreements expire could result in labor disruptions and increased labor costs, which could adversely affect our financial performance.

The limits imposed on us by the restrictive covenants contained in our credit facilities could prevent us from obtaining adequate working capital, making acquisitions or capital improvements, or cause us to lose access to our facilities. Our existing credit facilities contain restrictive covenants that limit our ability to, among other things, borrow money or guarantee the debts of others, use assets as security in other transactions, make investments or other restricted payments or distributions, change our business or enter into new lines of business, and sell or acquire assets or merge with or into other companies. In addition, our credit facilities require us to meet financial ratios which could limit our ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict our financing activities. Our ability to comply with the covenants and other terms of our credit facilities will depend on our future operating performance. If we fail to comply with such covenants and terms, we will be in default and the maturity of any then outstanding related debt could be accelerated and become immediately due and payable. We may be required to obtain waivers from our lender in order to maintain compliance under our credit facilities, including waivers with respect to our compliance with certain financial covenants. If we are unable to obtain any necessary waivers and the debt under our credit facilities is accelerated, our financial condition would be adversely affected.

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

Item 1B Unresolved Staff Comments

None.

Item 2 Properties

The Company operates the major plants and facilities listed below, all of which are in adequate condition for their current usage. All facilities throughout the Company are believed to be adequately insured. The buildings are of various types of construction including brick, steel, concrete, concrete block and sheet metal. All have adequate transportation facilities for both raw materials and finished products. The Company owns all of these plants and facilities, except the facilities located in Crossett, AR, the dye blending and warehouse facilities located in Dalton, GA, and the corporate offices located in Spartanburg, SC. The Company has an option to purchase the Crossett AR property that expires on June 1, 2010, which is expected to be exercised by the end of May 2010.

Location	Principal Operations	Building Square Feet	Land Acres
Cleveland, TN	Chemical manufacturing and warehousing facilities	115,000	8.6
Bristol, TN	Manufacturing of stainless steel pipe and stainless steel piping systems	275,000	73.1
Crossett, AR	Manufacturing carbon and chrome alloy piping systems (1)	105,000	13.5
Dalton, GA	Dye blending and warehouse facilities (1)	32,000	2.0
Spartanburg, SC	Corporate headquarters (1)	6,000	-
Augusta, GA	Chemical manufacturing (2)	-	46.0

(1) Leased facility.
(2) Plant was closed in 2001 and all structures and manufacturing equipment have been removed.

Item 3 Legal Proceedings

For a discussion of legal proceedings, see Notes E and K to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

PART II

Item 5 Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company had 790 common shareholders of record at March 1, 2010. The Company's common stock trades on the NASDAQ Global Market under the trading symbol SYNL. The Company’s credit agreement allows the payment of dividends. On February 25, 2010, the Company’s Board of Directors voted to pay a $.25 cash dividend which was paid on March 22, 2010. The Company paid a $.10 cash dividend on March 10, 2009, a $.25 cash dividend on March 7, 2008, and a $.15 cash dividend on March 15, 2007. The prices shown below are the high and low sales prices for the common stock for each full quarterly period in the last two fiscal years as quoted on the NASDAQ Global Market.

	2009		2008
Quarter	High	Low	High	Low
1st	$ 6.83	$ 3.85	$ 17.96	$ 11.00
2nd	8.68	5.25	17.52	11.85
3rd	10.49	7.88	17.44	12.00
4th	9.98	7.75	14.46	3.52

Unregistered Sales of Equity Securities

Pursuant to the compensation arrangement with directors discussed under Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in this Form 10-K, on April 30, 2009, the Company issued to each of its non-employee directors 2,532 shares of its common stock (an aggregate of 12,660 shares). Such shares were issued to the directors in lieu of $15,000 of their annual cash retainer fees. Issuance of these shares was not registered under the Securities Act of 1933 based on the exemption provided by Section 4(2) thereof because no public offering was involved. During 2009, the Company also issued 6,382 shares to management and key employees that vested pursuant to the 2005 Stock Awards Plan.

Neither the Company, nor any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934) on behalf of the Company repurchased any of the Company’s securities during the fourth quarter of 2009.

Item 6 Selected Financial Data

(Dollar amounts in thousands except for per share data)

Selected Financial Data and Other Financial Information

	2009	2008	2007	2006	2005
Operations
Net sales	$103,640	$167,269	$155,704	$131,404	$113,008
Gross profit	9,489	18,552	25,564	20,163	15,127
Selling, general & administrative expense	8,787	9,729	10,079	8,835	8,835
Operating income	702	8,823	15,485	11,328	6,292
Net income continuing operations	219	5,631	9,481	6,699	5,640
Net (loss) income discontinued operations	(4)	352	644	909	(544)
Net income	215	5,983	10,125	7,608	5,096
Financial Position
Total assets	78,252	94,666	96,621	89,810	70,982
Working capital	44,123	49,433	45,446	43,237	25,064
Long-term debt, less current portion	-	9,959	10,246	17,731	8,091
Shareholders' equity	62,721	62,867	58,140	47,127	39,296
Financial Ratios
Current ratio	4.5	3.7	2.7	2.9	2.1
Gross profit to net sales	9%	11%	16%	15%	13%
Long-term debt to capital	-	14%	15%	27%	17%
Return on average assets	-	6%	10%	8%	8%
Return on average equity	-	9%	18%	16%	15%
Per Share Data (income/(loss) – diluted)
Net income continuing operations	$.03	$.90	$1.51	$1.07	$.92
Net income (loss) discontinued operations	-	.05	.10	.15	(.09)
Net income	.03	.95	1.61	1.22	.83
Dividends declared and paid	.10	.25	.15	-	-
Book value	10.01	10.06	9.32	7.68	6.43
Other Data
Depreciation and amortization	$2,402	$2,082	$1,997	$2,095	$2,041
Capital expenditures	$1,892	$3,059	$3,340	$2,343	$2,954
Employees at year end	466	459	482	437	434
Shareholders of record at year end	790	826	834	897	935
Average shares outstanding - diluted	6,269	6,281	6,296	6,234	6,139
Stock Price
Price range of common stock
High	$10.49	$17.96	$47.45	$18.90	$12.34
Low	3.85	3.52	14.79	10.38	9.10
Close	9.42	5.00	17.67	18.54	10.46

Note: Certain information in the prior years have been restated to reflect discontinued operations.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

The Company maintains allowances for doubtful accounts, $355,000 as of January 2, 2010, for estimated losses resulting from the inability of its customers to make required payments and for disputed claims and quality issues. If the financial condition of any of the customers of the Company were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The Company writes down its inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and current market conditions. As of January 2, 2010, the Company has $1,943,000 accrued for inventory obsolescence and market reserves. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. See the Comparison of 2009 to 2008 – Metals Segment below.

As noted in Note E to the Consolidated Financial Statements included in Item 8 of this Form 10-K, the Company has accrued $1,125,000 as of January 2, 2010, in environmental remediation costs which, in management's best estimate, are expected to satisfy anticipated costs of known remediation requirements as outlined in Note E. Expenditures related to costs currently accrued are not discounted to their present values and are expected to be made over the next three to four years. However, as a result of the evolving nature of the environmental regulations, the difficulty in estimating the extent and necessary remediation of environmental contamination, and the availability and application of technology, the estimated costs for future environmental compliance and remediation are subject to uncertainties and it is not possible to predict the amount or timing of future costs of environmental matters which may subsequently be determined. Changes in information known to management or in applicable regulations may require the Company to record additional remediation reserves.

The Company continually reviews the recoverability of the carrying value of long-lived assets. Long-lived assets are reviewed for impairment when events or changes in circumstances, (also referred to as “triggering events”), indicate that the carrying value of a long-lived asset or group of assets (the “Assets”) may no longer be recoverable. Triggering events include: a significant decline in the market price of the Assets; a significant adverse change in the operating use or physical condition of the Assets; a significant adverse change in legal factors or in the business climate impacting the Assets’ value, including regulatory issues such as environmental actions; the generation by the Assets of historical cash flow losses combined with projected future cash flow losses; or, the expectation that the Assets will be sold or disposed of significantly before the end of the useful life of the Assets. The Company concluded that there were no indications of impairment requiring further testing during the year ended January 2, 2010.

If the Company concluded that, based on its review of current facts and circumstances, there were indications of impairment, then testing of the applicable Assets would be performed. The recoverability of the Assets to be held and used is tested by comparing the carrying amount of the Assets at the date of the test to the sum of the estimated future undiscounted cash flows expected to be generated by those Assets over the remaining useful life of the Assets. In estimating the future undiscounted cash flows, the Company uses projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and eventual disposition of the Assets. This approach requires significant judgments including the Company’s projected net cash flows, which are derived using the most recent available estimate for the reporting unit containing the Assets tested. Several key assumptions would include periods of operation, projections of product pricing, production levels, product costs, market supply and demand, and inflation. If it is determined that the carrying amount of the Assets are not recoverable, an impairment loss would be calculated equal to the excess of the carrying amount of the Assets over their fair value. Assets classified as held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. Assets to be disposed of other than by sale are classified as held and used until the Assets are disposed or use has ceased.

The Company has goodwill of $1,355,000 recorded as part of its acquisition, in 1996, of Manufacturers Soap and Chemical Company, a reporting unit operating within the Chemicals Segment, and $1,000,000 recorded as part of its acquisition on August 31, 2009, of Ram-Fab, Inc., a reporting unit operating within the Metals Segment. Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is to be tested for impairment at least on an annual basis. The initial step of the goodwill impairment test involves a comparison of the fair value of the reporting unit in which the goodwill is recorded, with its carrying amount. If the reporting unit’s fair value exceeds its carrying value, no impairment loss is recognized and the second step, which is a calculation of the impairment, is not performed. However, if the reporting unit’s carrying value exceeds its fair value, an impairment charge equal to the difference in the carrying value of the goodwill and the implied fair value of the goodwill is recorded. Implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to the assets and liabilities of the reporting unit as if it had been acquired in a business combination. The excess of the fair value of the reporting unit over the amounts allocated to assets and liabilities is the implied fair value of goodwill.  In making our determination of fair value of the reporting unit, we rely on the discounted cash flow method. This method uses projections of cash flows from the reporting unit. This approach requires significant judgments including the Company’s projected net cash flows, the weighted average cost of capital (“WACC”) used to discount the cash flows and terminal value assumptions. We derive these assumptions used in our testing from several sources. Many of these assumptions are derived from our internal budgets, which would include existing sales data based on current product lines and assumed production levels, manufacturing costs and product pricing. We believe that our internal forecasts are consistent with those that would be used by a potential buyer in valuing our reporting units. The WACC rate is based on an average of the capital structure, cost of capital and inherent business risk profiles of the Company. The assumptions used in our valuation are interrelated. The continuing degree of interrelationship of these assumptions is, in and of itself a significant assumption. Because of the interrelationships among the assumptions, we do not believe it would be meaningful to provide a sensitivity analysis on any of the individual assumptions. However, one key assumption in our valuation model is the WACC. If the WACC, which is used to discount the projected cash flows, were higher, the measure of the fair value of the net assets of the reporting unit would decrease. Conversely, if the WACC were lower, the measure of the fair value of the net assets of the reporting unit would increase. Changes in any of the Company’s other estimates could also have a material effect on the estimated future undiscounted cash flows expected to be generated by the reporting unit’s assets. Based on the Company’s initial review in the fourth quarter of 2009, each reporting unit’s fair value exceeded its carrying value, therefore no impairment loss was recognized.

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

Liquidity and Capital Resources

Cash flows provided by operations during 2009 totaled $20,189,000 of which $19,903,000 came from continuing operations. This compares to cash flows provided by operations during 2008 of $5,940,000 and $6,444,000 from continuing operations, or increases in cash flows of $14,262,000 and $13,412,000 from 2008 to 2009, respectively. Cash flows from continuing operations in 2009 were generated from net income totaling $2,621,000 before depreciation and amortization expense of $2,402,000. Cash flows were also positively impacted in 2009 by a $17,392,000 decrease in the Company’s inventories, as inventories declined, net of reserves, from $38,958,000 at the end of 2008 to $25,504,000 at the end of 2009. Almost all of the decrease occurred in the Metals Segment, primarily as a result of the significant declines in stainless steel pipe unit selling prices and volumes sold coupled with declines in cost from stainless steel surcharges, discussed further in the Metals Segment Comparison of 2009 to 2008 below. Cash flows were also positively impacted from a decrease in accounts receivable of $4,313,000 in 2009 compared to 2008, reflecting a 30 percent decline in sales in the fourth quarter of 2009, offset by a decrease in accounts payable of $2,053,000 in 2009 compared to 2008, resulting primarily from the decline in the costs of raw materials discussed above combined with the timing of the receipt of and payment for stainless steel raw materials by the Metals Segment at year end. Cash flows were negatively impacted in 2009 by a decline of $749,000 in accrued expenses at the end of 2009 compared to the end of 2008, as advances from customers (prepayments from customers used to purchase raw materials required for piping systems projects) declined $1,223,000, and accruals for profit based incentives declined $554,000 reflecting the reduction in profits earned in 2009 compared to 2008, offset by a $1,100,000 increase in a claims reserve in the Metals Segment as discussed further in the Metals Segment Comparison of 2009 to 2008 below.

Cash flows provided by operations during 2008 totaled $5,940,000 of which $6,444,000 came from continuing operations. This compares to cash flows provided by operations during 2007 of $12,333,000 and $11,607,000 from continuing operations, or declines in cash flows of $ 6,393,000 and $ 5,163,000 from 2007 to 2008, respectively. Cash flows from continuing operations in 2008 were generated from net income totaling $7,713,000 before depreciation and amortization expense of $2,082,000. Cash flows were also positively impacted in 2008 by a $5,784,000 decrease in the Company’s inventories as inventories declined, net of reserves, from $45,879,000 at the end of 2007 to $38,958,000 at the end of 2008. Almost all of the decrease occurred in the Metals Segment, primarily as a result of the significant declines in cost from stainless steel surcharges, discussed further in the Metals Segment Comparison of 2008 to 2007 below. Accounts receivable increased $1,061,000 in 2008, reflecting an 11 percent increase in sales in the fourth quarter of 2008. In addition, accounts payable decreased $3,498,000 in 2008, resulting primarily from the decline in the costs of raw materials discussed above combined with the timing of the receipt of and payment for stainless steel raw materials by the Metals Segment at year end. Also negatively impacting cash flows in 2008 was a decline in accrued expenses at the end of 2008 compared to the end of 2007, as advances from customers (prepayments from customers used to purchase raw materials required for piping systems projects) declined $2,453,000, and accruals for profit based incentives declined $1,157,000 reflecting the reduction in profits earned in 2008 compared to 2007.

In 2009, the Company’s current assets decreased $11,295,000 and current liabilities decreased $5,926,000, from the year ended 2008 amounts, which caused working capital for 2009 to decrease by $5,370,000 to $44,123,000 from the 2008 total of $49,493,000. The current ratio for the year ended January 2, 2010, increased to 4.5:1 from the 2008 year-end ratio of 3.7:1.

As discussed in the Results of Operations below, the Company divested part of the operations of the Chemicals Segment in 2009. The Company also sold properties reported under Corporate. Total net proceeds from these sales were $12,969,000 of which $11,807,000 was included in investing activities of discontinued operations. The Company utilized these funds, along with the funds from continuing operations, to pay off all of its bank debt totaling $10,426,000, acquire Ram-Fab, Inc. for a purchase price of $5,708,000, fund capital expenditures of $1,892,000, and pay a $631,000 dividend, leaving a cash balance at January 2, 2010 of $14,097,000. The Company expects that along with the existing amount of cash on hand, cash flows from 2010 operations and available borrowings will be sufficient to make debt payments (if any), fund estimated capital expenditures of approximately $7,000,000 (including $2,000,000 to purchase in May 2010 the land and buildings of Ram-Fab to complete the acquisition) and normal operating requirements, and pay a dividend on March 22, 2010 of $.25 per share, or a total of $1,569,000. In addition, the Company should have sufficient resources to expand further into the Company’s metals businesses.

The Company’s Credit Agreement with a lender provides a $20,000,000 line of credit that expires on December 31, 2010. The Agreement provides for a revolving line of credit of $20,000,000, which includes a $5,000,000 sub-limit for swing-line loans that requires additional pre-approval by the bank. Borrowings under the revolving line of credit are limited to an amount equal to a borrowing base calculation that includes eligible accounts receivable, inventories, and cash surrender value of the Company’s life insurance as defined in the Agreement. As of January 2, 2010, the amount available for borrowing was $15,000,000, of which none was borrowed, leaving $15,000,000 of availability. Any borrowings under the Credit Agreement are collateralized by substantially all of the assets of the Company. At January 2, 2010, the Company was in compliance with its debt covenants which include, among others, maintaining certain EBITDA, fixed charge and tangible net worth ratios and amounts. The Company is currently in the process of arranging new financing and expects to complete the agreement in the second quarter of 2010 with terms consistent with its existing financing agreements.

Results of Operations

Certain information for 2008 & 2007 has been restated to reflect discontinued operations.

Comparison of 2009 to 2008

For the fiscal year ending January 2, 2010, the Company generated net earnings from continuing operations of $219,000, or $.03 per share, on sales of $103,640,000, compared to net earnings from continuing operations of $5,631,000, or $.90 per share, on sales of $167,269,000 in the prior year. The Company generated a loss from continuing operations of $143,000, or $.02 per share, on sales of $25,843,000 in the fourth quarter of 2009, compared to a net loss from continuing operations of $644,000, or $.10 per share, on sales of $36,657,000 in the fourth quarter of 2008. The Company recorded net losses from discontinued operations of $4,000, or $.00 per share, and $144,000, or $.03 per share, for the fiscal year and fourth quarter of 2009, respectively, compared to net earnings from discontinued operations of $352,000, or $.05 per share, and $131,000, or $.02 per share, for the same periods a year earlier. As a result, the Company earned $215,000, or $.03 per share, and lost $287,000, or $.05 per share, for the fiscal year and fourth quarter of 2009, respectively, compared to net earnings of $5,983,000, or $.95 per share, and a net loss $513,000, or $.08 per share, for the same periods in 2008.

Consolidated gross profits from continuing operations declined 49 percent to $9,489,000 in 2009, compared to $18,552,000 in 2008, and as a percent of sales decreased to nine percent of sales in 2009 compared to 11 percent of sales in 2008. The decreases in dollars and in percentage of sales were attributable to the Metals Segment as discussed in the Metals Segment Comparison of 2009 to 2008 below. Consolidated selling, general and administrative expense from continuing operations for 2009 decreased by $942,000, compared to 2008, but increased to nine percent as a percent of sales from six percent. The dollar decrease in 2009 when compared to 2008 resulted primarily from a $554,000 decrease in management incentives, which are based on profits, coupled with a $347,000 decline in environmental expenses, which were favorably impacted by the divestiture of part the chemical businesses.

Comparison of 2008 to 2007

For 2008, the Company generated net earnings from continuing operations of $5,631,000, or $.90 per share, on sales of $167,269,000, compared to net earnings from continuing operations of $9,481,000, or $1.51 per share, on sales of $155,704,000 in the prior year. The Company generated a net loss from continuing operations of $644,000, or $.10 per share, on sales of $36,657,000 in the fourth quarter of 2008, compared to net earnings from continuing operations of $1,139,000, or $.18 per share, on sales of $32,910,000 in the fourth quarter of 2007. The Company generated net income from discontinued operations of $352,000, or $.05 per share, and $131,000, or $.02 per share, for the fiscal year and fourth quarter of 2008, respectively, compared to net earnings from discontinued operations of $644,000, or $.10 per share, and $  5,000, or $.00 per share, for the same periods a year earlier. As a result, the Company earned $5,983,000, or $.95 per share, and had a net loss of $513,000, or $.08 per share, for the fiscal year and fourth quarter of 2008, respectively, compared to net earnings of $10,125,000, or $1.61 per share, and $1,144,000, or $.18 per share, for the same periods in 2007.

Consolidated gross profits from continuing operations declined 27 percent to $18,552,000 in 2008, compared to $25,564,000 in 2007, and as a percent of sales decreased to 11 percent of sales in 2008 compared to 16 percent of sales in 2007. Most of the decreases in dollars and in percentage of sales were attributable to the Metals Segment as discussed in the Metals Segment Comparison of 2008 to 2007 below. Consolidated selling, general and administrative expense for 2008 decreased by $350,000, compared to 2007, and was unchanged as a percent of sales at six percent. The dollar decrease resulted primarily from a decrease in 2008 in management incentives, which are based on profits, compared to 2007.

Metals Segment–The following table summarizes operating results and backlogs for the three years indicated. Reference should be made to Note M to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

	2009		2008		2007
(Amounts in thousands)	Amount	%	Amount	%	Amount	%
Net sales	$70,891	100.0%	$131,877	100.0%	$126,219	100.0%
Cost of goods sold	66,713	94.1%	117,856	89.4%	104,816	83.0%
Gross profit	4,178	5.9%	14,021	10.6%	21,403	17.0%
Selling and administrative
expense	4,190	5.9%	4,695	3.6%	5,015	4.0%
Operating (loss) income	$(12)	0.0%	$9,326	7.0%	$16,388	13.0%
Year-end backlogs -
Piping systems	$44,300		$45,500		$57,000

Comparison of 2009 to 2008 – Metals Segment

The Metals Segment sales decreased 46 percent for the year from a 37 percent decline in average selling prices, coupled with a 12 percent decline in unit volumes. Sales for the fourth quarter decreased 39 percent compared to 2008 from a 29 percent decline in average selling prices, coupled with a 12 percent decline in unit volumes. The Segment experienced operating losses of $12,000 and $985,000 for the year and fourth quarter of 2009 compared to a profit of $9,326,000 for the year and a fourth quarter loss of $1,196,000 in the same periods in 2008, respectively. Sales of commodity pipe were down 47 percent and 48 percent for the year and in the fourth quarter, as average selling prices declined 38 percent and 22 percent and unit volumes decreased 15 percent and 33 percent for the year and in the quarter, respectively, compared to the same periods of 2008. Non-commodity pipe and piping systems also experienced declines in sales for the year and fourth quarter, down 44 percent and 31 percent respectively. The decrease in sales for the year resulted from a 38 percent decline in average selling prices and a nine percent decrease in unit volumes. The decrease for the quarter resulted from a 47 percent decline in average selling prices, offset by a 31 percent increase in unit volumes, when compared to the fourth quarter of 2008. The volume increase for non-commodity pipe and piping systems in the fourth quarter resulted primarily from the acquisition on August 31, 2009, of Ram-Fab.

The significant decreases in selling prices together with unit volume declines in both commodity and non-commodity pipe and piping systems, without including Ram-Fab and when compared to the same periods in 2008, reflect the decrease in demand for these products resulting from the worldwide economic turmoil and recession. This contributed to the large decline in both gross profit and operating income for 2009 compared to 2008, and to the losses incurred in the fourth quarters of both 2009 and 2008. Stainless steel surcharges, resulting primarily from the changes in nickel prices, peaked in October of 2009 after incrementally increasing over the six-month period from May to October, and fell slightly over the next three months. The surcharge averages remained at levels equal to approximately half of 2008’s averages throughout most of 2009. Although we cannot precisely calculate the effect of the price declines, we estimate that they reduced profits by about $1,700,000 for 2009 compared to 2008. The lower volumes also generated unabsorbed manufacturing costs and taken together with the lower selling prices and unit volumes, caused commodity pipe to incur losses for the year and fourth quarter of 2009. Responding to the poor economy, many of the piping systems’ customers extended their delivery dates throughout 2009 causing a decline in both dollar and unit volume sales compared to last year, and creating manufacturing inefficiencies throughout the Segment. The piping systems operations benefitted in 2008 from the completion of several favorable contracts, primarily in the LNG market, which generated significant volume, revenues and profits in 2008. As a result of these factors, non-commodity pipe and piping systems experienced significant reductions in sales and profits compared to the same periods of 2008. Also contributing significantly to the Segment’s losses for the year and fourth quarter of 2009 was the accrual of a claim from a customer who is alleging that the Segment delivered defective pipe in 2006 which the customer removed and replaced. While we believe the claim is unwarranted, and we are vigorously defending it, approximately $1,100,000 in claims expense was recorded in 2009, of which $343,000 was recorded in the fourth quarter. All of these factors taken together caused the Segment to incur losses for the year and fourth quarter of 2009.

Selling and administrative expense decreased $505,000, or 11 percent in 2009 when compared to 2008, but increased to six percent of sales in 2009 compared to four percent of sales in 2008. The dollar decrease came primarily from decreased management incentives, which are based on profits.

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

Commodity pipe unit volumes increased 200 percent in the fourth quarter of 2008 resulting in a three percent increase for the year compared to the fourth quarter and year ended 2007. The increase in commodity volumes reflects the apparent benefit that the unfair-trade case, filed in January 2008 by U.S. producers of stainless steel pipe and the United Steelworkers Union against China, had on imports over the last three quarters of 2008, coupled with the very low volume experienced in 2007’s fourth quarter. Gross profits are impacted by stainless steel surcharges which are assessed each month by the stainless steel producers to cover the change in their costs of certain raw materials. The Company, in turn, passes on the surcharge in the sales prices charged to its customers. Under the Company’s first-in-first-out (FIFO) inventory method, cost of goods sold is charged for the surcharges that were in effect three or more months prior to the month of sale. Accordingly, if surcharges are in an upward trend, reported profits will benefit. Conversely, when surcharges go down, profits are reduced. Unfortunately, stainless steel surcharges began a decline in the third quarter of 2008, which accelerated in the fourth quarter of 2008 and reduced profits significantly. This decline created steady downward pressure on commodity selling prices causing average selling prices to fall 32 percent in the fourth quarter of 2008 and 11 percent for the year compared to the fourth quarter and year ended 2007. This resulted in an approximately $2,000,000 loss in the fourth quarter of 2008 under our FIFO inventory method that matched the low selling prices with much higher inventory costs. The rapid decline in commodity pricing also created an inventory valuation issue at year end as the market value of much of our commodity inventory fell below our costs, which led to an approximate $1,000,000 charge in the fourth quarter of 2008 to reduce the January 3, 2009 inventory value to market prices.

The non-commodity business continued to deliver excellent results. Although unit volumes fell 14 percent for the year and 27 percent in the fourth quarter of 2008, average selling prices increased 31 percent for the year and 16 percent for the quarter compared to the year and fourth quarter of 2007. The majority of the decline in unit volumes was attributable to our piping systems operation as customers pushed out delivery dates in the fourth quarter of 2008 in response to the economic downturn. The increase in average selling prices was attributable to a change in product mix. As a result, the non-commodity business generated excellent gross profits for the year and in the fourth quarter of 2008. Piping systems’ backlog was $45,500,000 at the end of the fourth quarter of 2008 compared to $57,000,000 at the end of the fourth quarter of 2007.

Selling and administrative expense decreased $319,000, or six percent in 2008 when compared to 2007, but remained unchanged at four percent of sales in 2008 consistent with 2007. The dollar decrease was attributable primarily to decreased management incentives, which are based on profits, offset somewhat by an increase in sales commission expense, resulting from the increase in sales in 2008 compared to 2007.

Specialty Chemicals Segment–The following tables summarize operating results for the three years indicated. Reference should be made to Note M to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

	2009		2008		2007
(Amounts in thousands)	Amount	%	Amount	%	Amount	%
Net sales	$32,749	100.0%	$35,392	100.0%	$29,485	100.0%
Cost of goods sold	27,438	83.8%	30,861	87.2%	25,324	85.9%
Gross profit	5,311	16.2%	4,531	12.8%	4,161	14.1%
Selling and administrative
expense	2,589	7.9%	2,541	7.2%	2,356	8.0%
Operating income	$2,722	8.3%	$1,990	5.6%	$1,805	6.1%

Comparison of 2009 to 2008 – Specialty Chemicals Segment

The Specialty Chemicals Segment delivered very good results in 2009 as operating income for the year increased 37 percent to $2,722,000 on sales of $32,749,000 compared to operating income of $1,990,000 on sales of $35,392,000 in 2008. Operating income for the fourth quarter of 2009 increased 230 percent to $783,000 on sales of $8,571,000 compared to operating income of $237,000 on sales of $8,449,000 for the fourth quarter of 2008. During 2008, the Segment experienced rising raw material and energy costs throughout the year and while management increased prices in an effort to offset the cost increases, the increases were not sufficient to prevent the cost increase from impacting profitability. During 2009, the increases in raw material and energy costs abated and in some cases actually declined, forcing Management to lower selling prices, which caused the sales decline for the year. However, price levels remained at levels allowing the Segment to maintain a higher level of profitability in 2009 compared to 2008. The Segment experienced strong sales volumes in the majority of its markets throughout the fourth quarter of 2009, which contributed to the increases in sales and profits achieved in the fourth quarter compared to the same period last year.

On October 2, 2009, the Company entered into an Asset Purchase Agreement with SantoLubes Manufacturing, LLC (“SM”) to sell the specialty chemical business of Blackman Uhler Specialties, LLC (“BU”) for a purchase price of $10,366,000, along with certain property, plant and equipment held by Synalloy Corporation for a purchase price of $1,130,000, all located at the Spartanburg, SC location. The purchase price of approximately $11,496,000, payable in cash, was equal to the approximate net book values of the assets sold as of October 3, 2009, the effective date of the sale, and the Company has recorded a loss of approximately $250,000 resulting primarily from transaction fees and other costs related to the sale. Divesting BU’s specialty chemicals business, which had annual sales of approximately $14,500,000, has freed up resources and working capital to allow further expansion into the Company’s metals businesses. BU along with Organic Pigment’s (“OP”) pigment dispersion business, which was sold on March 6, 2009 and had annual sales of approximately $7,000,000, were both physically located at the Spartanburg facility. OP completed all operating activities at the end of the third quarter. As a result, these operations, which were previously included in the Specialty Chemicals Segment, are being reported as discontinued operations.

Selling and administrative expense increased $48,000 or two percent of sales in 2009 compared to the 2008 amount, and increased to eight percent of sales in 2008 from seven percent of sales in 2008. The increase resulted primarily from increased management incentives, which are based on profits.

Comparison of 2008 to 2007 – Specialty Chemicals Segment

The Specialty Chemicals Segment sales increased 20 percent for the year ended 2008 compared to 2007. Gross profit for the year ended 2008 increased nine percent to $4,531,000, or 13 percent of sales, compared to a gross profit of $4,161,000, or 14 percent of sales, for 2007. Operating income increased ten percent to $1,990,000 for the year ended 2008 compared to $1,805,000 earned in 2007. Sales increased 13 percent to $8,448,000 for the fourth quarter of 2008 compared to $7,500,000 for the fourth quarter of 2007. Gross profit for the fourth quarter of 2008 was $890,000, or 11 percent of sales, which was down 19 percent from the fourth quarter of 2007’s total of $1,101,000, or 15 percent of sales. Operating income declined 56 percent to $237,000 for the fourth quarter of

2008 compared to $532,000 for the fourth quarter of 2007. The increase in revenues in 2008 resulted primarily from adding new products during the year, together with increased selling prices of our basic chemical products to pass on some of the higher raw material and energy-related costs. The declines in gross profit and operating income for the fourth quarter of 2008, when compared to the same period in 2007, were caused primarily by our inability to pass on all of the increases in raw material and energy related costs.

Selling and administrative expense increased $185,000 or eight percent in 2008 compared to the 2007 amount, and decreased to seven percent of sales in 2008 from eight percent of sales in 2007. The increase resulted primarily from increased selling expenses primarily from commissions from the increase in sales in 2008 compared to 2007.

Unallocated Income and Expense

Reference should be made to Note M to the Consolidated Financial Statements, included in Item 8 of this Form 10-K, for the schedule that includes these items.

Comparison of 2009 to 2008 – Corporate

Unallocated corporate expenses in the fourth quarter of 2009 include a $106,000 favorable adjustment from the reversal of accrued environmental remediation liabilities on projects at the Company’s Spartanburg location that were completed in the quarter. In addition, corporate expenses in the quarter were favorably impacted by reduced quarterly environmental charges of approximately $100,000 that were eliminated by the sale of BU at the end of the third quarter of 2009. Unallocated Corporate Expenses for the year and fourth quarter also declined over last year’s totals for the same periods as a result of decreased management incentives, which are based on profits.

Comparison of 2008 to 2007 – Corporate

Corporate expense decreased $215,000, or eight percent, to $2,493,000 for 2008, compared to $2,708,000 incurred in 2007. The decrease resulted primarily from a decrease in management incentives totaling $299,000 in 2008 when compared to 2007’s total of $762,000, offset somewhat by environmental expenses in 2008 of $647,000, compared to $441,000 in 2007. Interest expense in 2008 decreased $321,000 from 2007 as a result of decreases in borrowings and in the LIBOR interest rate under the lines of credit with the Company’s bank. The amount accrued to record the fair market value of the Company’s interest rate swap increased $181,000 to $376,000 at January 3, 2009, up from $195,000 accrued at 2007 year end, also reflecting the reduction in the LIBOR interest rate. See Item 7A below.

Contractual Obligations and Other Commitments

As of January 2, 2010, the Company’s contractual obligations and other commitments were as follows:

(Amounts in thousands)		Payment Obligations for the Year Ended
	Total	2010	2011	2012	2013	2014	Thereafter
Obligations:
Operating leases	$224	$165	$49	$7	$3	$-	$-
Purchase obligations	-	-	-	-	-	-	-
Deferred compensation (1)	381	72	72	72	82	83	-
Total	$605	$237	$121	$79	$85	$83	$-
(1) For a description of the deferred compensation obligation, see Note F to the Consolidated Financial Statements included in Item 8 of this Form 10-K

Off-Balance Sheet Arrangements

See Note O to the Consolidated Financial Statements included in Item 8 of this Form 10-K for a discussion of the Company’s off-balance sheet arrangements.

Current Conditions and Outlook

The Metals Segment’s business is highly dependent on capital expenditures which have been significantly impacted by the economic turmoil. Falling stainless steel prices, the depressed economy, and distributors’ reluctance to restock inventories, have created a poor pricing environment for our commodity pipe. Surcharges began falling in November 2009, but appear to have bottomed in January 2010, and have increased over the last two months through March 2010. Distributors maintained their inventories at lower than normal levels through the end of 2009, but activity for both commodity and non-commodity pipe over the first part of 2010 has improved, indicating that distributors may be increasing their inventory levels. Management believes it is benefiting from the stimulus spending by the Federal Government, which includes a “Buy-American” provision covering iron and steel, as we have seen increased bidding activity in both the water and wastewater treatment and power generation areas, significant parts of our piping systems business. However, business opportunities remain extremely competitive hurting product pricing in all of our markets. Although Management is disappointed with the level of profitability in 2009, we remain confident that we are in an excellent position to benefit from the eventual improvement in economic conditions. While the impact from current economic conditions both domestically and worldwide makes it difficult to predict the performance of this Segment going into 2010, we are seeing improvements in business conditions within our markets. We believe we are the largest and most capable domestic producer of non-commodity stainless pipe and an effective producer of commodity stainless pipe which should serve us well in the long run. We also continue to be optimistic about the piping systems business over the long term. Piping systems continues to maintain a strong backlog, with approximately 80 percent of the backlog coming from energy and water and wastewater treatment projects, and the Ram-Fab acquisition should allow us to expand piping systems’ business. Piping systems’ customers have begun increasing their delivery requests under our existing contracts which should favorably impact profits over the first half of 2010. Piping systems’ backlog was $44,300,000 at 2009 year end, of which $6,200,000 was from orders booked by Ram-Fab, which was acquired on August 31, 2009. This compared to $45,500,000 at the end of 2008. We estimate that approximately 80 percent of the backlog should be completed over the next twelve months.

The Specialty Chemicals Segment ended 2009 with excellent results especially over the last half of the year. Business conditions continue to be strong in our markets and in anticipation of future growth, Management is adding capacity and making capital improvements to its facilities. The Segment should continue to generate consistent profit margins over the first half of 2010, assuming conditions in the Segment’s markets do not deteriorate from their current levels. However, the depressed economic conditions make the Segment's performance uncertain over the next several quarters.

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

At January 2, 2010

The Company had no outstanding bank indebtedness

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

Consolidated Balance Sheets
Years ended January 2, 2010 and January 3, 2009
	2009	2008
Assets
Current assets
Cash and cash equivalents	$14,096,557	$97,215
Accounts receivable, less allowance for doubtful
accounts of $355,000 and $816,000, respectively	14,041,130	17,758,767
Inventories
Raw materials	8,639,078	11,508,920
Work-in-process	8,418,840	16,755,349
Finished goods	8,446,406	10,693,811
Total inventories	25,504,324	38,958,080
Deferred income taxes (Note H)	1,702,000	1,877,000
Prepaid expenses and other current assets	1,556,423	1,403,023
Current assets of discontinued operations	-	8,101,781
Total current assets	56,900,434	68,195,866

Cash value of life insurance	2,959,637	2,867,975
Property, plant and equipment, net (Note B)	15,796,882	15,177,584
Goodwill	2,354,730	1,354,730
Deferred charges, net and other non-current assets	240,000	70,535
Assets of discontinued operations	-	6,999,487

Total assets	$78,251,683	$94,666,177

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt (Note C)	$-	$466,667
Accounts payable	6,581,631	8,176,181
Accrued expenses (Notes C and D)	5,820,748	6,569,315
Current portion of environmental reserves (Note E)	375,000	554,000
Current liabilities of discontinued operations	-	2,996,953
Total current liabilities	12,777,379	18,763,116

Long-term debt (Note C)	-	9,958,981
Environmental reserves (Note E)	750,000	810,000
Deferred compensation (Note F)	380,562	369,512
Deferred income taxes (Note H)	1,623,000	1,898,000

Shareholders' equity (Note G)
Common stock, par value $1 per share - authorized
12,000,000 shares; issued 8,000,000 shares	8,000,000	8,000,000
Capital in excess of par value	856,021	752,765
Retained earnings	69,113,403	69,529,995
	77,969,424	78,282,760
Less cost of common stock in treasury: 1,733,424 and
1,752,466 shares, respectively	15,248,682	15,416,192
Total shareholders' equity	62,720,742	62,866,568

Total liabilities and shareholders' equity	$78,251,683	$94,666,177

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
	2009	2008	2007

Net sales	$103,639,587	$167,268,987	$155,703,562

Cost of sales	94,150,808	148,717,173	130,139,620

Gross profit	9,488,779	18,551,814	25,563,942

Selling, general and administrative expense	8,786,544	9,729,026	10,079,360

Operating income	702,235	8,822,788	15,484,582

Other (income) and expense
Interest expense	350,400	684,943	1,006,413
Change in fair value of interest rate swap (Note C)	(131,000)	181,000	147,000
Other, net	131,210	(256)	(18,916)

Income from continuing operations before income tax	351,625	7,957,101	14,350,085
Provision for income taxes	133,000	2,326,000	4,869,000

Net income from continuing operations	218,625	5,631,101	9,481,085

Income from discontinued operations before income tax	36,891	521,591	973,679
Provision for income taxes	41,000	170,000	330,000

Net (loss) income from discontinued operations	(4,109)	351,591	643,679

Net income	$214,516	$5,982,692	$10,124,764

Net income (loss) per basic common share:
Continuing operations	$ .03	$.90	$ 1.53
Discontinued operations	( .00)	.06	.10
Net income	$ .03	$.96	$ 1.63

Net income (loss) per diluted common share:
Continuing operations	$ .03	$.90	$ 1.51
Discontinued operations	( .00)	.05	.10
Net income	$ .03	$.95	$ 1.61

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity

		Capital in		Cost of Common
	Common	Excess of	Retained	Stock in
	Stock	Par Value	Earnings	Treasury	Total

Balance at December 30, 2006	$8,000,000	$56,703	$54,921,022	$(15,850,573)	$47,127,152
Net income			10,124,764		10,124,764
Payment of dividends, $.15
per share			(927,189)		(927,189)
Issuance of 1,945 shares
of common stock
from the treasury		57,919		17,070	74,989
Stock options exercised
for 99,793 shares, net		223,137		327,328	550,465
Employee stock option
and grant compensation		174,761			174,761
Capital contribution		20,340			20,340
Impact of adoption of
FIN 48 - (Note H)			995,000		995,000
Balance at December 29, 2007	8,000,000	532,860	65,113,597	(15,506,175)	58,140,282

Net income			5,982,692		5,982,692
Payment of dividends, $.25
per share			(1,566,294)		(1,566,294)
Issuance of 9,229 shares
of common stock
from the treasury		7,472		81,186	88,658
Stock options exercised
for 1,000 shares, net		(4,147)		8,797	4,650
Employee stock option and
grant compensation		216,580			216,580
Balance at January 3, 2009	8,000,000	752,765	69,529,995	(15,416,192)	62,866,568

Net income			214,516		214,516
Payment of dividends,
$.10 per share			(631,108)		(631,108)
Issuance of 19,042 shares
of common stock
from the treasury		(106,219)		167,510	61,291
Employee stock option
and grant compensation		209,475			209,475
Balance at January 2, 2010	$8,000,000	$856,021	$69,113,403	$(15,248,682)	$62,720,742

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
	2009	2008	2007
Operating activities
Net income from continuing operations	$218,625	$5,631,101	$9,481,085
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation expense	2,331,531	2,046,592	1,956,618
Amortization of deferred charges	70,535	35,256	39,924
Deferred income taxes	(100,000)	832,051	339,000
Reduction in reserves for uncertain tax positions	-	(199,000)	(151,000)
Provision for losses on accounts receivable	497,576	106,265	222,611
Provision for losses on inventories	(1,604,000)	1,137,000	(526,000)
(Gain) loss on sale of property, plant and equipment	(4,973)	20,536	(1,300)
Cash value of life insurance	(91,662)	(62,475)	(81,935)
Environmental reserves	(239,000)	316,629	205,318
Issuance of treasury stock for director fees	75,010	74,970	74,989
Employee stock option and grant compensation	209,475	216,580	174,761
Changes in operating assets and liabilities:
Accounts receivable	4,313,283	(1,061,056)	2,964,059
Inventories	17,392,097	5,784,098	(7,549,799)
Other assets and liabilities	(618,415)	(42,982)	(88,239)
Accounts payable	(2,053,358)	(3,498,443)	1,041,598
Accrued expenses	(748,568)	(4,102,675)	4,752,740
Accrued income taxes	254,403	(790,478)	(1,247,586)
Net cash provided by continuing operating activities	19,902,559	6,443,969	11,606,844
Net cash provided by (used in) discontinued operating activities	285,972	(504,026)	726,440
Net cash provided by operating activities	20,188,531	5,939,943	12,333,284
Investing activities
Purchases of property, plant and equipment	(1,892,195)	(3,058,727)	(3,340,281)
Proceeds from sale of property, plant and equipment	1,162,119	-	1,300
Acquisition of Ram-Fab, Inc.	(5,707,773)	-	-
Net cash used in continuing investing activities	(6,437,849)	(3,058,727)	(3,338,981)
Sale of Blackman Uhler Specialties, LLC assets, net	10,365,757	-	-
Sale of Organic Pigments, LLC assets, net	1,441,006	-	-
Purchases of property, plant and equipment	(501,346)	(977,312)	(1,145,647)
Net cash provided by (used in) discontinued investing activities	11,305,417	(977,312)	(1,145,647)
Net cash provided by (used in) investing activities	4,867,568	(4,036,039)	(4,484,628)
Financing activities
Net payments on long-term debt	(10,425,649)	(287,034)	(7,485,416)
Proceeds from exercised stock options	-	4,650	550,465
Dividends paid	(631,108)	(1,566,294)	(927,189)
Excess tax benefits from Stock Grant Plan	-	13,720	-
Capital contributed	-	-	20,340
Net cash used in financing activities	(11,056,757)	(1,834,958)	(7,841,800)
Increase in cash and cash equivalents	13,999,342	68,946	6,856
Cash and cash equivalents at beginning of year	97,215	28,269	21,413
Cash and cash equivalents at end of year	$14,096,557	$97,215	$28,269
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note A Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany transactions have been eliminated.

Use of Estimates. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, primarily for establishing reserves on accounts receivable, inventories and environmental issues, that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting Period. The Company’s fiscal year is the 52 or 53 week period ending the Saturday nearest to December 31. Fiscal year 2009 ended on January 2, 2010, having 52 weeks, fiscal year 2008 ended on January 3, 2009, having 53 weeks, and fiscal year 2007 ended on December 29, 2007, having 52 weeks.

Revenue Recognition. Revenue from product sales is recognized at the time ownership of goods transfers to the customer and the earnings process is complete. Shipping costs of approximately $1,730,000, $2,138,000 and $1,893,000 in 2009, 2008 and 2007, respectively, are recorded in cost of goods sold.

Inventories. Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and current market conditions. As of January 2, 2010 and January 3, 2009, $1,943,000 and $3,547,000, respectively, for inventory has been reduced for obsolescence and market reserves.

Long-Lived Assets. Property, plant and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful life of the assets. Land improvements and buildings are depreciated over a range of ten to 40 years, and machinery, fixtures and equipment are depreciated over a range of three to 20 years.

The costs of software licenses are amortized over five years using the straight-line method. Debt expenses are amortized over the period of the underlying debt agreement using the straight-line method. Goodwill, representing intangibles arising from the excess of purchase price over fair value of net assets of businesses acquired, is not amortized but is reviewed annually in the fourth quarter for impairment. Deferred charges represent other intangible assets that are amortized over their useful lives. There were no deferred charges as of January 2, 2010. Accumulated amortization of deferred charges totaled $115,000 as of January 3, 2009.

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

Concentrations of Credit Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits, trade accounts receivable and cash surrender value of life insurance. The Company maintains cash balances at financial institutions with strong credit ratings. Generally, amounts invested with financial institutions are in excess of FDIC insurance limits. Accounts receivable from the sale of products are recorded at net realizable value and the Company generally grants credit to customers on an unsecured basis. Substantially all of the Company’s accounts receivables are due from companies located throughout the United States. The Company provides an allowance for doubtful collections and for disputed claims and quality issues. The allowance is based upon a review of outstanding receivables, historical collection information and existing economic conditions. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Receivables are generally due within 30 to 45 days. Delinquent receivables are written off based on individual credit evaluations and specific circumstances of the customer. The cash surrender value of life insurance is the contractual amount on policies maintained with one insurance company. The Company performs a periodic evaluation of the relative credit standing of this company as it relates to the insurance industry.

Research and Development Expense. The Company incurred research and development expense of approximately $289,000, $348,000 and $347,000 in 2009, 2008 and 2007, respectively.

Fair Value of Financial Instruments. The carrying amounts reported in the balance sheet for cash and cash equivalents, trade accounts receivable, cash surrender value of life insurance, investments and borrowings under the Company’s line of credit approximate their fair value.

Fair Value Disclosures. The Company determines the fair values of its financial instruments maximizing the use of observable inputs and minimizing the use of unobservable inputs when measuring fair value. The Company utilizes three levels of inputs when measuring fair value. Level-1 measurements utilize quoted prices in active markets for identical assets or liabilities. The Company does not currently have any Level-1 financial assets or liabilities.  Level-2 measurements utilize observable inputs other than Level-1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs observable or that can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company had a level-2 liability from its interest rate swap having a fair value of $376,000 and $195,000 at January 3, 2009 and December 29, 2007, respectively, which was eliminated on December 7, 2009. Changes in its fair value were recorded in current liabilities with corresponding offsetting entries to other expense. Level-3 measurements utilize unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company does not currently have any material Level-3 financial assets or liabilities.

Reclassification.  Certain amounts in the consolidated financial statements of the prior year have been reclassified to conform to the presentation of the current year for comparative purposes.

Note B Property, Plant and Equipment

Property, plant and equipment consist of the following:

	2009	2008
Land	$191,523	$245,566
Land improvements	591,217	804,939
Buildings	9,282,636	10,643,932
Machinery, fixtures and equipment	41,615,632	38,343,271
Construction-in-progress	848,824	361,440
	52,529,832	50,399,148
Less accumulated depreciation	36,732,950	35,221,564

Total property, plant and equipment	$15,796,882	$15,177,584

Note C Long-term Debt

	2009	2008
$ 15,000,000 Revolving line of credit	$-	$4,942,316
$ 7,000,000 Term loan	-	5,483,332
	-	10,425,648
Less current portion of term loan	-	466,667

	$-	$9,958,981

On December 13, 2005, the Company entered into a Credit Agreement with a lender to provide a $27,000,000 line of credit that expires on December 31, 2010. The Credit Agreement provides for a revolving line of credit of $20,000,000, which includes a $5,000,000 sub-limit for swing-line loans that requires additional pre-approval by the bank. The Agreement also included a five-year $7,000,000 term loan that required equal quarterly payments of $117,000, plus interest, which was paid off in the second quarter of 2009. The rate at January 2, 2010 was 1.735 percent. Borrowings under the revolving line of credit are limited to an amount equal to a borrowing base calculation that includes eligible accounts receivable, inventories, and cash surrender value of the Company’s life insurance as defined in the Credit Agreement. As of January 2, 2010, the amount available for borrowing was $15,000,000, none of which was borrowed, leaving $15,000,000 of availability. Borrowings under the Credit Agreement are collateralized by substantially all of the assets of the Company. At January 2, 2010, the Company was in compliance with its debt covenants which include, among others, maintaining certain EBITDA, fixed charge and tangible net worth amounts as defined in the Credit Agreement. Average borrowings outstanding during fiscal 2009, 2008 and 2007 were $2,721,000, $11,708,000 and $13,944,000 with weighted average interest rates of 1.95 percent, 4.37 percent and 6.79 percent, respectively. The Company made interest payments of $525,000 in 2009, $ 706,000 in 2008 and $1,003,000 in 2007. There were no long-term debt maturities outstanding as of January 2, 2010.

On February 23, 2006, the Company entered into an interest rate swap contract with its bank with a notional amount of $4,500,000 pursuant to which the Company received interest at Libor and paid interest at a fixed interest rate of 5.27 percent. The contract ran from March 1, 2006 to December 31, 2010, which equated to the final payment amount and due date of the term loan. The Company paid $245,000 in December of 2009 and eliminated the swap. The Company had $376,000 accrued as of January 3, 2009 to reflect the fair market value of the swap. (See Note O)

Note D Accrued Expenses

Accrued expenses consist of the following:

	2009	2008
Salaries, wages and commissions	$969,316	$1,258,950
Advances from customers	2,355,639	3,578,754
Insurance	337,039	479,365
Taxes, other than income taxes	81,211	54,892
Benefit plans	161,343	184,707
Interest	6,870	382,539
Professional fees	113,400	147,505
Utilities	50,135	26,135
Customer Claim - Note K	1,400,000	300,000
Other accrued items	345,795	156,468

Total accrued expenses	$5,820,748	$6,569,315

Note E Environmental Compliance Costs
At January 2, 2010, the Company had accrued $1,125,000 in remediation costs which, in management’s best estimate, are expected to satisfy anticipated costs of known remediation requirements as outlined below. Expenditures related to costs currently accrued are not discounted to their present values and are expected to be made over the next three to four years. As a result of the evolving nature of the environmental regulations, the difficulty in estimating the extent and remedy of environmental contamination, and the availability and application of technology, the estimated costs for future environmental compliance and remediation are subject to uncertainties and it is not possible to predict the amount or timing of future costs of environmental matters which may subsequently be determined.

Prior to 1987, the Company utilized certain products at its chemical facilities that are currently classified as hazardous materials. Testing of the groundwater in the areas of the former wastewater treatment impoundments at these facilities disclosed the presence of certain contaminants. In addition, several solid waste management units (“SWMUs”) at the plant sites have been identified. In 1998 the Company completed an RCRA Facility Investigation at its Spartanburg plant site, and based on the results, completed a Corrective Measures Study in 2000. A Corrective Measures Plan specifying remediation procedures to be performed was submitted in 2000 and the Company received regulatory approval. In prior years remediation projects were completed to clean up ten of 14 SWMUs on the Spartanburg plant site at a cost of approximately $530,000. The Company completed the cleanup of the remaining four SWMUs in the fourth quarter of 2009 for a cost of approximately $438,000 and is awaiting final regulatory approval. On October 2, 2009, the Company entered into an Asset Purchase Agreement and sold the Spartanburg facilities as discussed in Note Q. As part of the Agreement, the Company agreed to complete the SWMU cleanups described above and several unrelated cleanup projects at the site. The purchaser agreed to assume any future unidentified environmental liabilities at the site and pay all future annual monitoring and reporting costs required by the RCRA permit covering the site. The Company has completed substantially all of the RCRA-Permit required cleanup projects and has accrued $150,000 at January 2, 2010, to provide for additional work required, if any, to obtain regulatory approval for the work performed in 2009 to close the four remaining SWMU’s and the other unrelated cleanup costs.

At the Augusta plant site, the Company submitted a Baseline Risk Assessment and Corrective Measures Plan for regulatory approval. A Closure and Post-Closure Care Plan was submitted and approved in 2001 for the closure of the surface impoundment (former regulated unit). The Company completed and certified closure of the surface impoundment during 2002. During 2005, the Company completed a preliminary analysis of remedial alternatives to eliminate direct contact with surface soils based on the Baseline Risk Assessment, and has accrued $900,000 at January 2, 2010, for estimated future remedial and cleanup costs. As part of Asset Purchase Agreement discussed in Note Q, the purchaser also agreed to reimburse the Company for all future annual monitoring and reporting costs at the Augusta facility required by the Georgia Department of Natural Resources.

The Company has identified and evaluated two SWMUs at its plant in Bristol, Tennessee that revealed residual groundwater contamination. An Interim Corrective Measures Plan to address the final area of contamination identified was submitted for regulatory approval and was approved in March of 2005. The Company had $75,000 accrued at January 2, 2010, to provide for estimated future remedial and cleanup costs.

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

Note F Deferred Compensation

The Company has deferred compensation agreements with certain former officers providing for payments for ten years in the event of pre-retirement death or the longer of ten years or life beginning at age 65. The present value of such vested future payments, $381,000 at January 2, 2010, has been accrued.

Note G Stock Options, Stock Grants and New Stock Issues

A summary of activity in the Company’s stock option plans is as follows:

	Weighted		Weighted
	Average		Average	Intrinsic
	Exercise	Options	Contractual	Value of	Options
	Price	Outstanding	Term	Options	Available
			(in years)
At December 30, 2006	$8.48	282,150		$4,865	207,100
Exercised	$10.39	(132,407)		$8,550
Expired	$12.14	(19,000)			-
At December 29, 2007	$8.51	130,743	4.6	$1,198,000	207,100
Exercised	$4.65	(1,000)		$8,550
Expired	$13.63	(1,500)			(207,100)
At January 3, 2009	$8.48	128,243	3.7	$4,865	-
Expired	$7.67	(45,250)
At January 2, 2010	$8.92	82,993	4.5	$76,923	-
Exercisable options	$8.69	67,539	4.3	$76,923

				Grant Date
Options expected to vest:				Fair Value
At December 29, 2007	$9.96	43,454	7.1	$6.77
Vested	$9.96	(14,000)
At January 3, 2009	$9.96	29,454	6.1	$6.77
Vested	$9.96	(14,000)
At January 2, 2010	$9.96	15,454	5.1	$6.77

The following table summarizes information about stock options outstanding at January 2, 2010:

	Outstanding Stock Options			Exercisable Stock Options
		Weighted Average			Weighted
			Remaining		Average
Range of		Exercise	Contractual		Exercise
Exercise Prices	Shares	Price	Life in Years	Shares	Price
$6.75	1,500	$6.75	.37	1,500	$6.75
$5.01	1,500	$5.01	1.31	1,500	$5.01
$4.65	13,900	$4.65	2.30	13,900	$4.65
$9.96	66,093	$9.96	5.08	50,639	$9.96
	82,993			67,539

The Company has two stock option plans, both of which terminated according to their terms. After April 30, 2008, no options could be granted under either of the Plans, and the Company did not grant any options during 2007 or 2008. Under the 1998 Plan covering officers and key employees, options may be exercised beginning one year after date of grant at a rate of 20 percent annually on a cumulative basis, and unexercised options expire ten years from the grant date. Under the 1994 Non-Employee Directors’ Plan, options were exercisable at the date of grant. The 1998 Plan is an incentive stock option plans, therefore there are no income tax consequences to the

Company when an option is granted or exercised. No options were exercised in 2009. In 2008 and 2007, options for 1,000 and 132,407 shares were exercised by employees and directors for an aggregate exercise price of $5,000 and $1,375,000 respectively. The proceeds were generated from cash received of $5,000 in 2008, and from cash received of $550,000 and from the repurchase of 32,614 shares from employees and directors totaling $825,000 in 2007. At the 2009, 2008 and 2007 respective year ends, options to purchase 67,539, 98,789 and 87,289 shares with weighted average exercise prices of $8.69, $8.04 and $7.79, respectively, were fully exercisable. Compensation cost charged against income before taxes for the options was approximately $76,000, or $.01 per share, for 2009, 2008 and 2007. As of January 2, 2010, there was $7,000 of total unrecognized compensation cost related to unvested stock options granted under the Company's stock option plans which is expected to be recognized during the first quarter of 2010. The fair value of the unvested options was estimated at the time the options were granted.

The Company has a Stock Awards Plan in effect at January 2, 2010. A summary of plan activity for 2007, 2008 and 2009 is as follows:

		Weighted Average
	Shares	Grant Date Fair Value

Granted February 12, 2007	22,510	$25.00
Forfeited or expired	(330)	$25.00
Outstanding at December 29, 2007	22,180	$25.00
Granted February 12, 2008	11,480	$16.35
Vested	(4,436)	$25.00
Forfeited or expired	(3,980)	$21.48
Outstanding at January 3, 2009	25,244	$21.62
Granted February 12, 2009	5,500	$5.22
Vested	(6,382)	$21.97
Forfeited or expired	(1,228)	$21.76
Outstanding at January 2, 2010	23,134	$17.62

The Compensation & Long-Term Incentive Committee of the Board of Directors of the Company approves stock grants under the Company’s 2005 Stock Awards Plan to certain management employees of the Company. The stock awards vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant. In order for the awards to vest, the employee must be in the continuous employment of the Company since the date of the award. Any portion of an award that has not vested is forfeited upon termination of employment. The Company may terminate any portion of the award that has not vested upon an employee’s failure to comply with all conditions of the award or the Plan. Shares representing awards that have not yet vested are held in escrow by the Company. An employee is not entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable. Compensation expense totaling $29,000, $188,000 and $555,000 on the grants issued in 2009, 2008 and 2007, respectively, is being charged against earnings equally net of forfeitures, if any, over a period of 60 months from the dates of the grants, with the offset recorded in Shareholders’ Equity. Compensation cost charged against income for the awards was approximately $134,000, $85,000 net of income taxes, or $.01 per share, for 2009, $141,000, $90,000 net of income taxes, or $.01 per share in 2008, and $99,000, $65,000 net of income taxes, or $.01 per share, for 2007. As of January 2, 2010, there was $304,000 of total unrecognized compensation cost related to unvested stock grants under the 2005 Stock Awards Plan. (See Note R)

On April 30, 2009, the Company issued to each of its non-employee directors 2,532 shares of its common stock (an aggregate of 12,660 shares). Such shares were issued to the directors in lieu of $15,000 of their annual cash retainer fees.

Note H Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows at the respective year ends:

(Amounts in thousands)	2009	2008

Deferred tax assets:
Inventory valuation reserves	$682	$571
Allowance for doubtful accounts	171	428
Inventory capitalization	922	918
Environmental reserves	419	319
Other	318	368
Total deferred tax assets	2,512	2,604
Deferred tax liabilities:
Tax over book depreciation and amortization	2,183	2,349
Prepaid expenses	250	276
Total deferred tax liabilities	2,433	2,625
Net deferred tax assets (liabilities)	$79	$(21)

Significant components of the provision for and (benefits from) income taxes for continuing operations are as follows:

(Amounts in thousands)	2009	2008	2007
Current:
Federal	$100	$1,509	$5,937
State	133	236	504
Total current	233	1,745	6,441
Deferred:
Federal	(16)	578	(1,455)
State	(84)	3	(117)
Total deferred	(100)	581	(1,572)
Total	$133	$2,326	$4,869

The reconciliation of income tax computed at the U. S. federal statutory tax rates to income tax expense for continuing operations is:

(Amounts in thousands)	2009		2008		2007
	Amount	%	Amount	%	Amount	%

Tax at U.S. statutory rates	$120	34.0%	$2,705	34.0%	$4,943	34.4%
State income taxes, net of
Federal tax benefit	14	4.0%	158	2.0%	271	1.8%
Changes in contingent
tax reserves	-	-	(199)	(2.5%)	(151)	(1.0%)
Manufacturing exemption	-	-	(123)	(1.6%)	(340)	(2.2%)
General business credit	-	-	(46)	(.6%)	-	-
Other, net	(1)	(0.1%)	(169)	(2.1%)	146	.9%
Total	$133	37.9%	$2,326	29.2%	$4,869	33.9%

Income tax payments of approximately $2,039,000, $2,646,000 and $5,757,000 were made in 2009, 2008 and 2007, respectively. The Company had South Carolina state net operating loss carryforwards of approximately $38,649,000 at January 2, 2010, which expire between the years 2017 to 2027, and $39,100,000 at January 3, 2009. Since the likelihood of recognizing these carryforwards is remote, they have been fully reserved in the financial statements.

During 2007, the Company recognized a $995,000 decrease to reserves for uncertain tax positions. This decrease was accounted for as an adjustment in 2007 to the beginning balance of retained earnings on the Balance Sheet. After the cumulative effect decrease, at the beginning of 2007, the Company had approximately $350,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. During 2007, the Company recognized $151,000 of unrecognized tax benefits or $.02 per share, leaving $199,000 accrued at December 29, 2007. During 2008, the Company favorably resolved all of the accrued uncertain tax positions recognizing benefits of $199,000 or $.03 per share. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters and substantially all material state and local income tax matters for years through 2005. The Company’s federal income tax return for 2007 was examined by the Internal Revenue Service in 2009 and federal income tax and interest liabilities resulting from this examination were not material. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for uncertain tax positions including interest and penalties at the end of 2009 or 2008.

Note I Benefit Plans and Collective Bargaining Agreements

The Company has a 401(k) Employee Stock Ownership Plan covering all non-union employees. Employees may contribute to the Plan up to 100 percent of their salary with a maximum of $16,500 for 2009. Under EGTRRA, employees who are age 50 or older may contribute an additional $5,500 per year for a maximum of $22,000 for 2009. Contributions by the employees are invested in one or more funds at the direction of the employee; however, employee contributions cannot be invested in Company stock. Contributions by the Company are made in cash and then used by the Plan Trustee to purchase Synalloy stock. The Company contributes on behalf of each eligible participant a matching contribution equal to a percentage which is determined each year by the Board of Directors. For 2009 the maximum was four percent. The matching contribution is allocated weekly. Matching contributions of approximately $330,000, $341,000 and $338,000 were made for 2009, 2008 and 2007, respectively. The Company may also make a discretionary contribution, which if made, would be distributed to all eligible participants regardless of whether they contribute to the Plan. No discretionary contributions were made to the Plan in 2009, 2008 or 2007. The Company also contributes to union-sponsored defined contribution retirement plans. Contributions relating to these plans were approximately $474,000, $694,000 and $737,000 for 2009, 2008 and 2007, respectively.

The Company has three collective bargaining agreements at its Bristol, Tennessee facility. The number of employees of the Company represented by these unions is 242, or 52 percent of the Company’s total employees. They are represented by two locals affiliated with the AFL-CIO and one local affiliated with the Teamsters. The Company considers relationships with its union employees to be satisfactory. Collective bargaining contracts will expire in January 2015, February 2014 and March 2015.

Note J Leases

The Company’s Specialty Chemicals Segment leases a warehouse facility in Dalton Georgia, and in addition, the Company leases various manufacturing and office equipment at each of its locations, all under operating leases. The amount of future minimum lease payments under the operating leases are as follows: 2010 - $165,000; 2011 - $49,000; 2012 - $7,000; 2013 - $3,000 and 2014 - $0. Rent expense related to operating leases was $202,000, $ 88,000 and $ 90,000 in 2009, 2008 and 2007, respectively. The Company does not have any leases that are classified as capital leases for any of the periods presented in the financial statements.

Note K Contingencies

The Company is from time-to-time subject to various claims, other possible legal actions for product liability and other damages, and other matters arising out of the normal conduct of the Company’s business. The Company has accrued a $1,400,000 claim from a Metals Segment customer who is alleging that the Segment delivered defective pipe in 2006 which the customer removed and replaced. While the Company believes the claim is unwarranted, and is vigorously defending against it, approximately $1,100,000 in claims expense was recorded in 2009 and $300,000 was recorded in 2008. The claim is subject to arbitration and both parties have submitted their claims to arbitration. The Company does not expect the arbitration proceeding to begin until sometime in the middle of 2010. Other than the environmental contingencies discussed in Note E, management is not currently aware of any other asserted or unasserted matters which could have a significant effect on the financial condition or results of operations of the Company.

Note L Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	2009	2008	2007
Numerator:
Net income from continuing operations	$218,625	$5,631,101	$9,481,085
Denominator:
Denominator for basic earnings per
share - weighted average shares	6,261,805	6,245,344	6,211,639
Effect of dilutive securities:
Employee stock options and stock grants	7,625	35,780	84,272
Denominator for diluted earnings per
share - weighted average shares	6,269,430	6,281,124	6,295,911

Income per share from continuing operations:
Basic	$.03	$.90	$1.53
Diluted	$.03	$.90	$1.51

The diluted earnings per share calculations exclude the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. The Company had 98,502, 117,707 and 68,981 weighted average shares of common stock in 2009, 2008 and 2007, respectively, which were not included in the diluted earnings per share calculation as their effect was anti-dilutive.

Note M Industry Segments

The Company operates in two principal industry segments: metals and specialty chemicals. The Company identifies such segments based on products and services. The Metals Segment consists of Synalloy Metals, Inc. a wholly-owned subsidiary which owns 100 percent of Bristol Metals, LLC, and Ram-Fab, LLC, a wholly owned subsidiary of the Company. The Metals Segment manufactures pipe and fabricates piping systems from stainless steel and other alloys and fabricates piping systems from carbon, chrome, stainless steel and other alloys. The Segment’s products, many of which are custom-produced to individual orders and required for corrosive and high-purity processes, are used principally by the chemical, petrochemical, pulp and paper, wastewater treatment and LNG industries. Products include piping systems and a variety of other components. The Specialty Chemicals Segment consists of Manufacturers Soap and Chemical Company, a wholly owned subsidiary of the Company which owns 100 percent of Manufacturers Chemicals, LLC. The Specialty Chemicals Segment manufactures a wide variety of specialty chemicals, pigments and dyes for the carpet, chemical, paper, metals, mining, agricultural, fiber, paint, textile, automotive, petroleum, cosmetics, mattress, furniture, janitorial and other industries. (See Note Q)

Segment operating income is the Segment’s total revenue less operating expenses, excluding interest expense and income taxes. Identifiable assets, all of which are located in the United States, are those assets used in operations by each Segment. The Metals Segment’s identifiable assets include goodwill of $1,000,000 as of the year ended 2009, and the Chemicals Segment’s identifiable assets include goodwill of $1,355,000 as of the years ended 2009 and 2008. Centralized data processing and accounting expenses are allocated to the two Segments based upon estimates of their percentage of usage. Unallocated corporate expenses include environmental charges of $343,000, $647,000 and $441,000 for 2009, 2008 and 2007 respectively. (See Note E) Corporate assets consist principally of cash, certain investments, and property and equipment.

The Metals Segment has one domestic customer that accounted for less than ten percent and approximately 11 and 12 percent of the Metals Segment’s revenues in 2009, 2008 and 2007, respectively. The Segment also has one other domestic customer that accounted for approximately ten and 12 percent of the Segment’s revenues in 2009 and 2008, respectively, and less than ten percent for 2007. Loss of either of these customers’ revenues would have a material adverse effect on both the Metals Segment and the Company. The Specialty Chemicals Segment has one domestic customer that accounted for approximately 24, 20 and 23 percent of the Segment’s revenues in 2009, 2008 and 2007, respectively. Loss of this customer’s revenues would have a material adverse effect on the Specialty Chemicals Segment.

Segment Information:

(Amounts in thousands)	2009	2008	2007
Net sales
Metals Segment	$70,891	$131,877	$126,219
Specialty Chemicals Segment	32,749	35,392	29,485
	$103,640	$167,269	$155,704
Operating (loss) income
Metals Segment	$(12)	$9,326	$16,388
Specialty Chemicals Segment	2,722	1,990	1,805
	2,710	11,316	18,193
Less unallocated corporate expenses	2,008	2,493	2,708
Operating income	702	8,823	15,485
Other expense, net	350	866	1,131
Pretax income from continuing operations	$352	$7,957	$14,350

Identifiable assets
Metals Segment	$41,757	$56,139
Specialty Chemicals Segment	15,359	15,822
Corporate	21,136	7,604
Continuing operations	78,252	79,565
Discontinued operations	-	15,101
	$78,252	$94,666
Depreciation and amortization
Metals Segment	$1,805	$1,605	$1,519
Specialty Chemicals Segment	382	344	349
Corporate	215	133	129
	$2,402	$2,082	$1,997
Capital expenditures
Metals Segment	$1,416	$2,472	$2,222
Specialty Chemicals Segment	396	475	983
Corporate	80	112	135
	$1,892	$3,059	$3,340
Geographic sales
United States	$101,814	$162,952	$154,440
Elsewhere	1,826	4,317	1,264
	$103,640	$167,269	$155,704

Note N Quarterly Results (Unaudited)

The following is a summary of continuing quarterly operations for 2009 and 2008:

(Amounts in thousands except for per share data)	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2009
Net sales	$30,393	$21,692	$25,712	$25,843
Gross profit	2,916	1,984	3,022	1,567
Net income (loss)	340	(259)	281	(143)
Per common share
Basic	.05	(.04)	.04	(.02)
Diluted	.05	(.04)	.04	(.02)

2008
Net sales	$45,109	$46,635	$38,868	$36,657
Gross profit	5,882	7,956	4,426	288
Net income (loss)	1,801	3,243	1,231	(644)
Per common share
Basic	.29	.52	.20	(.10)
Diluted	.29	.52	.20	(.10)

Note O Interest Rate Swap

The Company used an interest rate swap in which it pays a fixed rate of interest while receiving a variable rate of interest to change the cash flow profile of its variable-rate borrowing to match a fixed rate profile. As discussed in Note C, the Company entered into a long-term debt agreement with its bank and pays interest based on a variable interest rate. To mitigate the variability of the interest rate risk, the Company entered into an interest rate swap contract in February of 2006 with the bank, coupled with a third party who will pay a variable rate of interest. The interest rate swap had a notional amount of $4,500,000 pursuant to which the Company received interest at LIBOR and paid interest at a fixed interest rate of 5.27 percent, and ran from March 1, 2006 to December 31, 2010, which equated to the final payment amount and due date of the term loan discussed in Note C. Although the swap was expected to effectively offset variable interest in the borrowing, hedge accounting was not utilized. Therefore, changes in its fair value were recorded in current assets or liabilities, as appropriate, with corresponding offsetting entries to other expense. The swap liability was settled in December 2009 with a $245,000 payment and the contract was terminated.

Note P Purchase of Ram-Fab, Inc.

On August 31, 2009, the Company entered into an Asset Purchase Agreement with Ram-Fab, Inc. to acquire certain assets and assume certain liabilities of its business for a purchase price of $5,708,000. Ram-Fab, Inc. is a pipe fabricator located in Crossett, Arkansas. The acquisition was for cash and was paid from currently available funds. The purchase price of Ram-Fab, Inc. has initially been allocated to the assets acquired and liabilities assumed according to their estimated fair values at the time of acquisition.  This allocation included accounts receivable of $1,093,000, inventories of $2,334,000, other assets of $33,000, machinery and equipment of $1,707,000, tax-deductible goodwill of $1,000,000, and current liabilities of $459,000. The Company also entered into a Lease Agreement to lease Ram-Fab, Inc.’s property and plant buildings with an option to purchase the property and plant buildings for a purchase price of approximately $2,000,000 on or before June 1, 2010. The Company expects to exercise the option and purchase the property and plant before the end of May 2010. Ram-Fab, Inc. had annual sales of approximately $18,000,000 over the 12 months prior to the acquisition date and was profitable. Historically, its primary business was to fabricate both carbon and stainless piping systems. Management will focus on expanding the carbon fabrication business which is a product line that we believe is strategically important for future growth. Goodwill represents expected synergies as the carbon business will complement our stainless steel piping systems’ operations generating new opportunities for stainless steel piping systems require systems since many projects that bidders quote both carbon and stainless steel fabrication. The new business operates as Ram-Fab, LLC and has been assigned to our Metals Segment.

Note Q Asset Sale of Certain Specialty Chemicals Segment’s Assets and Discontinued Operations

On October 2, 2009, the Company entered into an Asset Purchase Agreement with SantoLubes Manufacturing, LLC (“SM”) to sell the specialty chemical business of Blackman Uhler Specialties, LLC (“BU”) for a purchase price of $10,366,000, along with certain property, plant and equipment held by Synalloy Corporation for a purchase price of $1,130,000, all located at the Spartanburg, SC location. The purchase price of approximately $11,496,000, payable in cash, was equal to the approximate net book values of the assets sold as of October 3, 2009, the effective date of the sale, and the Company has recorded a loss of approximately $250,000 resulting primarily from transaction fees and other costs related to the transaction. Divesting BU’s specialty chemicals business has freed up resources and working capital to allow further expansion into the Company’s metals businesses. The Company has entered into a lease agreement with SM to lease office space in Spartanburg for corporate operations and has also entered into an outsourcing agreement with SM to provide SM with certain accounting and administration functions. BU, along with Organic Pigment, LLC’s pigment dispersion business (“OP”), which was sold on March 6, 2009, were both physically located at the Spartanburg facility. OP completed all operating activities at the end of the third quarter. As a result, these two operations, which were included in the Specialty Chemicals Segment, are being reported as discontinued operations. Sales of the two businesses totaled $3,967,000 and $6,486,000 for the third quarter of 2009 and 2008, respectively, and $13,042,000 and $19,204,000 for the nine months of 2009 and 2008, respectively. The Company has reclassified the operations of these disposed businesses to reflect discontinued operations in the financial statements for each of the years presented.

Note R Subsequent Events

On February 12, 2010, the Board of Directors of the Company voted to pay an annual dividend of $.25 per share that was paid on March 22, 2010 to holders of record on March 8, 2010, for a total cash payment of $1,569,000. The Board presently plans to review at the end of each fiscal year the financial performance and capital needed to support future growth to determine the amount of cash dividend, if any, which is appropriate.

On February 24, 2010, the Compensation & Long-Term Incentive Committee of the Board of Directors of the Company approved stock grants under the Company’s 2005 Stock Awards Plan. On February 24, 2010, 51,500 shares, with a market price of $7.88 per share, were granted under the Plan to certain management employees of the Company. The stock awards will vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant. In order for the awards to vest, the employee must be in the continuous employment of the Company since the date of the award. Any portion of an award that has not vested will be forfeited upon termination of employment. The Company may terminate any portion of the award that has not vested upon an employee’s failure to comply with all conditions of the award or the Plan. Shares representing awards that have not yet vested will be held in escrow by the Company. An employee will not be entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable. Compensation expense totaling $406,000, before income taxes of approximately $148,000, will be recorded against earnings equally over the following 60 months from the date of grant with the offset recorded in Shareholders’ Equity. (See Note G)

Report of Management

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and the financial statements for the years ended January 2, 2010, January 3, 2009 and December 29, 2007 have been audited by Dixon Hughes PLLC, Independent Registered Public Accounting Firm. Management of the Company assumes responsibility for the accuracy and reliability of the financial statements. In discharging such responsibility, management has established certain standards which are subject to continuous review and are monitored through the Company's financial management. The Board of Directors pursues its oversight role for the financial statements through its Audit Committee which consists of independent directors. The Audit Committee meets on a regular basis with representatives of management and Dixon Hughes PLLC.

Management’s Annual Report On Internal Control Over Financial Reporting

Management of the Company is responsible for preparing the Company’s annual consolidated financial statements and for establishing and maintaining adequate internal control over financial reporting for the Company.  Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of January 2, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management believes that the Company’s internal control over financial reporting as of January 2, 2010 was effective.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in the Annual Report.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Synalloy Corporation

We have audited the accompanying consolidated balance sheets of Synalloy Corporation and subsidiaries (the "Company") as of January 2, 2010 and January 3, 2009, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended January 2, 2010.  Our audit also included the financial statement schedule listed in Item 15(a)2 of the Company's Annual Report on Form 10-K.  The Company's management is responsible for these financial statements and schedule.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synalloy Corporation and subsidiaries as of January 2, 2010 and January 3, 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended January 2, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We were not engaged to examine management's assessment of the effectiveness of the Company's internal control over financial reporting as of January 2, 2010, included in Management's Annual Report on Internal Control over Financial Reporting, referred to in Item 9A(T) of the Company's Annual Report on Form 10-K, and, accordingly, we do not express an opinion thereon.

/s/ Dixon Hghes PLLC
Charlotte, North Carolina
March 22, 2010

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T) Controls and Procedures

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

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting on the Company’s internal control over financial reporting is set forth at the conclusion of the Company’s consolidated statements set forth in Item 8 of this Form 10-K. The Annual Report does not include an attestation report of the Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

There has been no change in the Company's internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B Other Information

Not applicable

PART III

Item 10 Directors, Executive Officers and Corporate Governance

The information set forth under the captions "Election of Directors," "Executive Officers,” and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement to be used in connection with its Annual Meeting of Shareholder to be held April 29, 2010 (the "Proxy Statement") is incorporated herein by reference.

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

Item 11 Executive Compensation

The information set forth under the captions “Board of Directors and Committees--Compensation Committee Interlocks and Insider Participation,” “Discussion of Executive Compensation,” and "Compensation of Directors and Officers" in the Proxy Statement is incorporated herein by reference.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions "Beneficial Owners of More Than Five Percent of the Company's Common Stock" and "Security Ownership of Management" in the Proxy Statement is incorporated by reference.

Equity Compensation Plan Information. The following table sets forth aggregated information as of January 2, 2010 about all of the Company's equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(c)) (1)
Equity compensation plans approved by security holders	82,993	$8.92	264,800
Equity compensation plans not approved by security holders	-	-	-
Total	82,993	$8.92	264,800

(1)	Represents shares remaining available for issuance under the 2005 Stock Awards Plan.

Non-employee directors are paid an annual retainer of $35,000, and each director has the opportunity to elect to receive $15,000 of the retainer in restricted stock. For 2009, each director elected to receive $15,000 of the annual retainer in restricted stock. The number of restricted shares is determined by the average of the high and low stock price on the day prior to the Annual Meeting of Shareholders. For 2009, each non-employee director received 2,532 shares of restricted stock (an aggregate of 12,660 shares). Issuance of the shares granted to the directors is not registered under the Securities Act of 1933 and the shares are subject to forfeiture in whole or in part upon the occurrence of certain events. The above table does not reflect these shares issued to non-employee directors.

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

PART IV

Item 15 Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:
	1.	Financial Statements: The following consolidated financial statements of Synalloy Corporation are included in Part II, Item 8:
Consolidated Balance Sheets at January 2, 2010 and January 3, 2009
Consolidated Statements of Operations for the years ended January 2, 2010, January 3, 2009 and December 29, 2007
Consolidated Statements of Shareholders' Equity for the years ended January 2, 2010, January 3, 2009 and December 29, 2007
Consolidated Statements of Cash Flows for the years ended January 2, 2010, January 3, 2009 and December 29, 2007
Notes to Consolidated Financial Statements
	2.	Financial Statements Schedules: The following consolidated financial statements schedule of Synalloy Corporation is included in Item 15:
Schedule II - Valuation and Qualifying Accounts for the years ended January 2, 2010, January 3, 2009 and December 29, 2007

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

	3.	Listing of Exhibits:
See "Exhibit Index"

Schedule II Valuation and Qualifying Accounts

Column A	Column B	Column C	Column D	Column E
	Balance at	Charged to		Balance at
	Beginning	Cost and	Deductions	End of
Description	of Period	Expenses	(1)	Period
Year ended January 2, 2010
Deducted from asset account:
Allowance for doubtful accounts	$816,000	$498,000	$959,000	$355,000

Year ended January 3, 2009
Deducted from asset account:
Allowance for doubtful accounts	$1,004,000	$106,000	$294,000	$816,000

Year ended December 29, 2007
Deducted from asset account:
Allowance for doubtful accounts	$796,000	$223,000	$15,000	$1,004,000

(1) Allowances, uncollected accounts and credit balances written off against reserve, net of recoveries.

 Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By /s/ Ronald H. Braam Ronald H. Braam Chief Executive Officer	March 22, 2010 Date
By /s/ Gregory M. Bowie Gregory M. Bowie Chief Financial Officer and Principal Accounting Officer	March 22, 2010 Date

SYNALLOY CORPORATION
Registrant

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ James G. Lane, Jr. James G. Lane, Jr. Chairman of the Board	March 22, 2010 Date
By /s/ Sibyl N. Fishburn Sibyl N. Fishburn Director	March 22, 2010 Date
By /s/ Carroll D. Vinson Carroll D. Vinson Director	March 22, 2010 Date
By /s/ Murray H. Wright Murray H. Wright Director	March 22, 2010 Date
By /s/ Craig C. Bram Craig C. Bram Director	March 22, 2010 Date
By /s/ Ronald H. Braam Ronald H. Braam Chief Executive Officer and Director	March 22, 2010 Date

Index to Exhibits

Exhibit No. from Item 601 of Regulation S-K	Description
3.1	Restated Certificate of Incorporation of Registrant, as amended, incorporated by reference to Registrant's Form 10-Q for the period ended April 2, 2005
3.2	Bylaws of Registrant, as amended, incorporated by reference to Registrant's Form 10-Q for the period ended March 31, 2001 (the "first quarter 2001 Form 10-Q")
4.1	Form of Common Stock Certificate, incorporated by reference to the first quarter 2001 Form 10-Q
10.1	Asset Purchase and Sale Agreement, dated as of August 31, 2009 between Registrant and Organic Pigment , LLC, as buyer and Ram-Fab, Inc. and Jones Resources Group, Inc., as seller
10.2	Synalloy Corporation Restated 1994 Non-Employee Directors' Stock Option Plan, incorporated by reference to the first quarter 2001 Form 10-Q
10.3	Synalloy Corporation 1998 Long-Term Incentive Stock Plan, incorporated by reference to the first quarter 2001 Form 10-Q
10.4	Registrant's Subsidiary and Divisional Management Incentive Plan, as restated, effective January 2, 2006, incorporated by reference to Registrant’s Form 10-K for the year ended December 30, 2006
10.5	Synalloy Corporation 2005 Stock Awards Plan, incorporated by reference to the Proxy Statement for the 2005 Annual Meeting of Shareholders
10.6	Credit Agreement, dated as of December 13, 2005, between Registrant and Carolina First Bank, incorporated by reference to Registrant’s Form 10-K for the year ended December 30, 2006
10.7
Agreement for the purchase and sale of assets between Registrant and Blackman Uhler Specialties, LLC, as sellers and SantoLubes Manufacturing LLC and SantoLubes Spartanburg Holdings LLC, buyers, dated October 2, 2009

10.8	Employment Agreement, dated January 1, 2006, between Registrant and Ronald H. Braam, incorporated by reference to Registrant’s Form 10-K for the year ended December 30, 2006
10.9	Amendment 1 to the Synalloy Corporation 2005 Stock Awards Plan incorporated by reference to Registrant’s Form 10-K for the year ended December 29, 2007
10.10	Agreement between Registrant’s Bristol Metals, LLC. subsidiary and the United Steelworkers of America Local 4586, dated December 10, 2010
10.11
Agreement between Registrant’s Bristol Metals, LLC subsidiary and the United Association of Journeymen and Apprentices of the Plumbing and Pipe Fitting Industry of the United States and Canada Local Union No. 538, dated February 16, 2009

10.12	Agreement between Registrant’s Bristol Metals, LLC subsidiary and the Teamsters Local Union No. 549, dated March 5, 2010
21	Subsidiaries of the Registrant
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32	Certifications Pursuant to 18 U.S.C. Section 1350