Form 10-Q
period 2010-04-03
SYNALLOY CORP
filed 2010-05-17
CIK 95953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 3, 2010

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

Larger accelerated filer ( )	Accelerated filer ( )
Non-accelerated filer ( ) (Do not check if a smaller reporting company)	Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  (  )    No  (X)

The number of shares outstanding of the registrant's common stock as of May 17, 2010 was 6,285,374.

Synalloy Corporation

Index

 PART I.                      FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Condensed consolidated balance sheets - April 3, 2010 and January 2, 2010
Condensed consolidated statements of operations - Three months ended April 3, 2010 and April 4, 2009
Condensed consolidated statements of cash flows - Three months ended April 3, 2010 and April 4, 2009
Notes to condensed consolidated financial statements - April 3, 2010
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II.                      OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6.	Exhibits
Signatures and Certifications

PART I
Item 1. FINANCIAL STATEMENTS
Synalloy Corporation
Condensed Consolidated Balance Sheets	Apr 3, 2010	Jan 2, 2010
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$1,883,627	$14,096,557
Accounts receivable, less allowance
for doubtful accounts	20,001,641	14,041,130
Inventories
Raw materials	12,571,761	8,639,078
Work-in-process	10,150,601	8,418,840
Finished goods	8,397,742	8,446,406
Total inventories	31,120,104	25,504,324

Income taxes receivable	900,128	919,743
Deferred income taxes	1,832,545	1,702,000
Prepaid expenses and other current assets	573,586	636,680
Total current assets	56,311,631	56,900,434

Cash value of life insurance	2,971,637	2,959,637
Property, plant & equipment, net of accumulated
depreciation of $37,386,714 and $36,732,950	15,939,425	15,796,882
Goodwill	2,354,730	2,354,730
Deferred charges, net	240,000	240,000

Total assets	$77,817,423	$78,251,683

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$7,379,881	$6,581,631
Accrued expenses	6,055,917	5,820,748
Current portion of environmental reserves	342,805	375,000
Total current liabilities	13,778,603	12,777,379

Environmental reserves	750,000	750,000
Deferred compensation	380,624	380,562
Deferred income taxes	1,623,000	1,623,000

Shareholders' equity
Common stock, par value $1 per share – authorized
12,000,000 shares; issued 8,000,000 shares	8,000,000	8,000,000
Capital in excess of par value	825,346	856,021
Retained earnings	67,614,766	69,113,403
Less cost of Common Stock in treasury:
1,722,765 and 1,733,424 shares	(15,154,916)	(15,248,682)
Total shareholders' equity	61,285,196	62,720,742

Total liabilities and shareholders' equity	$77,817,423	$78,251,683
Note: The balance sheet at January 2, 2010 has been derived from the audited consolidated financial statements at that date.
See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Income

(Unaudited)	Three Months Ended
	Apr 3, 2010	Apr 4, 2009

Net sales	$35,200,604	$30,393,304

Cost of goods sold	32,450,943	27,477,175

Gross profit	2,749,661	2,916,129

Selling, general and administrative expense	2,627,719	2,344,735

Operating income	121,942	571,394

Other (income) and expense
Interest expense	1,507	105,035
Change in fiar value of interest rate swap	-	(49,000)
Other, net	(9,012)	(66)

Income from continuing operations
before income tax	129,447	515,425

Provision for income taxes	47,000	175,000

Net income from continuing operations	82,447	340,425

Loss from discontinued
operations before income taxes	-	(221,680)

Tax benefit	-	(75,000)

Net loss from discontinued operations	-	(146,680)

Net income	$82,447	$193,745

Net income (loss) per basic common share
Income from continuing operations	$0.01	$0.05
Loss from discontinued operations	$-	$(0.02)

Net income	$0.01	$0.03

Net income (loss) per diluted common share
Income from continuing operations	$0.01	$0.05
Loss from discontinued operations	$-	$(0.02)

Net income	$0.01	$0.03

Weighted average shares outstanding
Basic	6,271,788	6,249,357
Dilutive effect from stock
options and grants	24,927	1,626
Diluted	6,296,715	6,250,983

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)	Three Months Ended
	Apr 3, 2010	Apr 4, 2009
Operating activities
Net income from continuing operations	$82,447	$340,425
Adjustments to reconcile net income to net cash
(used in) provided by continuing operating activities:
Depreciation expense	653,764	644,661
Amortization of deferred charges	-	8,814
Deferred income taxes	(130,545)	(89,821)
Provision for losses on accounts receivable	69,605	130,531
Provision for losses on inventory	20,276	(52,000)
Gain on sale of property, plant and equipment	(8,600)	(6,100)
Cash value of life insurance	(12,000)	(19,249)
Environmental reserves	(32,195)	15,132
Employee stock option and stock grant compensation	46,351	54,666
Changes in operating assets and liabilities:
Accounts receivable	(6,030,116)	2,171,419
Inventories	(5,636,056)	2,059,991
Other assets and liabilities	63,155	(144,590)
Accounts payable	798,250	(1,404,860)
Accrued expenses	235,170	(773,012)
Income taxes payable	19,615	1,185,907
Net cash (used in) provided by continuing operating activities	(9,860,879)	4,121,914
Net cash provided by discontinued operating activities	-	804,878
Net cash (used in) provided by operating activities	(9,860,879)	4,926,792

Investing activities
Purchases of property, plant and equipment	(796,307)	(311,027)
Proceeds from sale of property, plant and equipment	8,600	6,100
Net cash used in continuing investing activities	(787,707)	(304,927)
Sale of Organic Pigments, LLC assets, net	-	1,441,006
Other	-	(46,803)
Net cash provided by discontinued operating investing activities	-	1,394,203
Net cash (used in) provided by investing activities	(787,707)	1,089,276

Financing activities
Net payments on long-term debt	-	(5,058,982)
Dividends paid	(1,581,084)	(631,817)
Proceeds from exercised stock options	16,740	-
Excess tax benefits from Stock Grant Plan	-	1,914
Net cash used in financing activities	(1,564,344)	(5,688,885)
(Decrease) increase in cash and cash equivalents	(12,212,930)	327,183
Cash and cash equivalents at beginning of period	14,096,557	97,215

Cash and cash equivalents at end of period	$1,883,627	$424,398
See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation

Notes To Condensed Consolidated Financial Statements
(Unaudited)
April 3, 2010

NOTE 1-- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 3, 2010, are not necessarily indicative of the results that may be expected for the year ending January 1, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended January 2, 2010.

As further discussed in Note 9, the Company disposed of certain operations during 2009. Accordingly, for comparative purposes, certain amounts in the first quarter 2009 financial statements have been reclassified to reflect discontinued operations. Operating and investing portions of the 2009 cash flow statement attributable to the discontinued operations have been separately disclosed, which in prior periods were reported on a combined basis as a single amount. The cash flow statement for the first quarter of 2009 has been revised to conform to the 2009 full year presentation, which reflects discontinued operations.

NOTE 2--INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.

NOTE 3--STOCK OPTIONS AND EMPLOYEE STOCK GRANTS

During the first three months of 2010, options for 3,600 shares were exercised by employees for an aggregate exercise price of $16,740. There were 29,093 stock options cancelled during the first quarter of 2010. Stock options compensation cost has been charged against income before taxes for the unvested options of $7,000 and $19,000 with the offset recorded in shareholders’ equity for the three months ended April 3, 2010 and April 4, 2009, respectively. As of April 3, 2010, all compensation costs related to stock options granted under the Company’s stock options plans have been recognized.

On February 24, 2010, the Board of Directors of the Company approved and granted under the Company’s 2005 Stock Awards Plan, 51,500 shares under the Plan to certain management employees of the Company. The stock awards vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant. In order for the awards to vest, the employee must be in the continuous employment of the Company since the date of the award. Any portion of an award that has not vested will be forfeited upon termination of employment. The Company may terminate any portion of the award that has not vested upon an employee’s failure to comply with all conditions of the award or the Plan. Shares representing awards that have not yet vested will be held in escrow by the Company. An employee is not entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable. Compensation costs charged against income totaled $40,000 and $36,000 before income taxes of $14,000 and $13,000 for the first quarters of 2010 and 2009, respectively. As of April 3, 2010, there was $496,000 of total unrecognized compensation cost related to unvested stock grants under the Company’s Stock Awards Plan.

Synalloy Corporation

Notes To Condensed Consolidated Financial Statements
(Unaudited)
April 3, 2010

A summary of Plan activity for the Company’s Stock Awards Plan for 2010 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding at January 2, 2010	23,134	$17.62

Granted	51,500	$7.88
Vested	(7,059)	$19.30
Forfeited or expired	(19,235)	$8.89
Outstanding at April 3, 2010	48,340	$10.47

NOTE 4--INCOME TAXES

The Company did not have any unrecognized tax benefits accrued at April 3, 2010 and January 2, 2010. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2007 and substantially all material state and local income tax matters for years through 2005. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

NOTE 5--PAYMENT OF DIVIDENDS

On February 12, 2010, the Board of Directors of the Company voted to pay an annual dividend of $0.25 per share which was paid on March 22, 2010 to holders of record on March 8, 2010, for a total cash payment of $1,581,000, and declared and paid a $0.10 dividend for a total of $632,000 in the first quarter of 2009. The Board presently plans to review at the end of each fiscal year the financial performance and capital needed to support future growth to determine the amount of cash dividend, if any, which is appropriate.

Synalloy Corporation

Notes To Condensed Consolidated Financial Statements
(Unaudited)
April 3, 2010

NOTE 6--SEGMENT INFORMATION

The following information is for continuing operations only.

	THREE MONTHS ENDED
	Apr 3, 2010	Apr 4, 2009
Net sales
Metals Segment	$24,963,000	$22,627,000
Specialty Chemicals Segment	10,238,000	7,766,000
	$35,201,000	$30,393,000
Operating (loss) income
Metals Segment	$(402,000)	$774,000
Specialty Chemicals Segment	1,086,000	490,000
	684,000	1,264,000
Unallocated expenses
Corporate	562,000	693,000
Interest expense	2,000	105,000
Change in fair value of interest
rate swap	-	(49,000)
Other income	(9,000)	-
Income from continuing operations
before income taxes	$129,000	$515,000

The Specialty Chemicals segment previously contained Blackman Uhler Specialties, LLC (“BU”) business and the Organic Pigments (“OP”) business, both of which have been disposed of during 2009 and are considered discontinued operations, as discussed in Note 9.  Accordingly, the segment information for the Specialty Chemicals Segment has been revised to exclude the results of operations of these discontinued operations.

NOTE 7--FAIR VALUE DISCLOSURES

On February 23, 2006, the Company entered into an interest rate swap contract with its bank with a notional amount of $4,500,000 pursuant to which the Company receives interest at Libor and pays interest at a fixed interest rate of 5.27 percent. The contract ran from March 1, 2006 to December 31, 2010, which equated to the expiration date of the bank Credit Agreement. The Company had estimated the fair value using an amount provided by the counterparty which represents the settlement amount of the contract if it were liquidated on the date of the financial statements. Although the swap was expected to effectively offset variable interest in the borrowing, hedge accounting was not utilized. Therefore, changes in its fair value were recorded in current assets or liabilities, as appropriate, with corresponding offsetting entries to other expense in the income statement. The swap liability was settled in December 2009 with a $245,000 payment and the contract was terminated. The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, trade accounts receivable and cash value of life insurance approximate their fair value.

Synalloy Corporation

Notes To Condensed Consolidated Financial Statements
(Unaudited)
April 3, 2010

NOTE 8--PURCHASE OF RAM-FAB, INC.

On August 31, 2009, the Company entered into an Asset Purchase Agreement with Ram-Fab, Inc. to acquire certain assets and assume certain liabilities of its business for a purchase price of $5,708,000. Ram-Fab, Inc. is a pipe fabricator located in Crossett, Arkansas. The acquisition was for cash and was paid from currently available funds. The purchase price of Ram-Fab, Inc. has initially been allocated to the assets acquired and liabilities assumed according to their estimated fair values at the time of acquisition. Historically, its primary business was to fabricate both carbon and stainless piping systems. Management will focus on expanding the carbon fabrication business which is a product line that we believe is strategically important for future growth. The carbon business will complement our stainless steel piping systems’ operations generating new opportunities for stainless steel piping systems since many projects require that bidders quote both carbon and stainless steel fabrication. The new company operates as Ram-Fab, LLC and is assigned to our Metals Segment.

NOTE 9--SALE OF BLACKMAN UHLER SPECIALTIES, LLC and DISCONTINUED OPERATIONS

On October 2, 2009, the Company entered into an Asset Purchase Agreement with SantoLubes Manufacturing, LLC (“SM”) to sell the specialty chemical business of Blackman Uhler Specialties, LLC (“BU”) for a purchase price of $10,366,000, along with certain property, plant and equipment held by Synalloy Corporation for a purchase price of $1,130,000, all located at the Spartanburg, SC location. The purchase price of approximately $11,496,000, payable in cash, was equal to the approximate net book values of the assets sold as of October 3, 2009, the effective date of the sale, and the Company recorded a loss of approximately $250,000 in the third quarter of 2009 resulting primarily from transaction fees and other costs related to the transaction. Divesting BU’s specialty chemicals business has freed up resources and working capital to allow further expansion into the Company’s metals businesses. The Company has entered into a lease agreement with SM to lease office space in Spartanburg for corporate operations and has also entered into an outsourcing agreement with SM to provide SM with certain accounting and administration functions.

BU along with Organic Pigment, LLC’s pigment dispersion business (“OP”), which was sold on March 6, 2009, were both physically located at the Spartanburg facility. OP completed all operating activities at the end of the third quarter of 2009. As a result, these two operations, which were included in the Specialty Chemicals Segment, are reported as discontinued operations for 2009.

NOTE 10 – LEGAL CONTINGENCIES

The Company is from time-to-time subject to various claims, other possible legal actions for product liability and other damages, and other matters arising out of the normal conduct of the Company’s business. A Metals Segment customer alleged that the Segment delivered defective pipe in 2006 which the customer removed and replaced. Representatives from both Companies met in May 2010 and on May 12, 2010 agreed to settle this claim for a cash payment of $1,900,000. The Company had a $1,400,000 reserve for this claim at the end of 2009 and recorded an additional $500,000 of claims expense in the first quarter of 2010. There was no claims expense in the first quarter of 2009. Other than environmental contingencies, management is not currently aware of any other asserted or unasserted matters which could have a significant effect on the financial condition or results of operations of the Company.

Synalloy Corporation

Notes To Condensed Consolidated Financial Statements
(Unaudited)
April 3, 2010

NOTE 11--SUBSEQUENT EVENTS

The Company performs an evaluation of events that occur after a balance sheet date but before financial statements are issued or available to be issued for potential recognition or disclosure of such events in its financial statements. The Company evaluated subsequent events through the date that the financial statements were issued.

Synalloy Corporation

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is managements’ discussion of certain significant factors that affected the Company during the quarter ended April 3, 2010. As further discussed below, the Company disposed of two businesses in its Specialty Chemicals Segment during 2009.  Accordingly, the discussion below is based upon the results of continuing operations when comparisons are made to the first quarter of 2009.

Consolidated sales for the first quarter of 2010 increased 16 percent to $35,201,000 compared to $30,393,000 for the same period one year ago.  The Company showed net earnings of $82,000 or $0.01 per share for the first quarter of 2010 compared to net earnings from continuing operations of $340,000 or $0.05 per share for the first quarter of 2009.

Sales in the Metals Segment increased ten percent in the first quarter of 2010 from the same quarter a year earlier while operating income declined by $1,176,000 from the first quarter of 2009, showing a loss of $402,000 for the first quarter of 2010. The sales increase resulted from a 47 percent increase in unit volumes partially offset by a 24 percent reduction in average selling prices. The big percentage increase in unit volumes resulted from an aggressive effort to gain market share in commodity pipe together with the acquisition on August 31, 2009 of Ram-Fab, LLC, see below. The decrease in first quarter selling prices, when compared to 2009’s first quarter, reflects lower stainless steel prices and to a lesser extent a change in product mix to a higher percent of lower-priced commodity pipe from higher-priced non-commodity pipe and piping systems.

The decrease in operating income for the Metals Segment was due to very competitive market conditions in commodity pipe that led to a significant decrease in gross profit margins plus a charge for claims expense in the first quarter of 2010. A Metals Segment customer alleged that the Segment delivered defective pipe in 2006 which the customer removed and replaced. Representatives from both Companies met in May 2010 and on May 12, 2010 agreed to settle this claim for a cash payment of $1,900,000. The Company had a $1,400,000 reserve for this claim at the end of 2009 and recorded an additional $500,000 of claims expense in the first quarter of 2010. There was no claims expense in the first quarter of 2009.  Also contributing to the lower margins was fixed costs being a larger percent of the much lower selling prices. It is encouraging that March showed a significant improvement in gross profit margins in commodity pipe compared to the first two months of the quarter. With stainless steel prices increasing, we are hopeful that pipe prices will be much higher in the second quarter.

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

The Specialty Chemicals Segment showed increased sales and operating income of 32 percent and 122 percent, respectively, from the first quarter of 2009. The sales increase resulted not only from a moderate increase in overall demand for the Company’s products but there were new initiatives implemented during the later part of 2009 which resulted in gaining market share in many product categories. The Company experienced a 46 percent increase in chemical pounds sold during the first quarter of 2010 when compared to the first quarter of 2009. This

Synalloy Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

allowed profitability to increase as a result of higher plant utilization and throughput. This factor, combined with the stabilization of raw material costs and favorable product mix, resulted in the surge in operating income for the first quarter of 2010 compared to the same quarter last year.

Consolidated selling and administrative expense for the first quarter increased $283,000 or twelve percent for the first quarter 2010 compared to the same quarter for the prior year. This expense category was seven and eight percent of sales for the first quarter of 2010 and 2009, respectively. The increase from the first quarter of 2009 resulted from additional costs associated with the acquisition of Ram-Fab in September 2009, higher current year performance based bonus accruals for the specialty chemicals segment and higher payroll taxes incurred in the first quarter of 2010.  These costs were partially offset by reduced environmental charges resulting from the sale of BU at the end of the third quarter of 2009.

The Company’s cash balance decreased during the quarter from $14,097,000 at the end of 2009 to $1,884,000 as of April 3, 2010. As a result of the higher sales activity during the first quarter of 2010, accounts receivable and inventory levels increased during the first quarter 2010 by $11,576,000. The Company paid a $0.25 cash dividend during the quarter, amounting to $1,581,000. The dividend was declared by the Board of Directors based upon the excellent cash flow generated in the prior year combined with the elimination of bank debt during 2009. The Company had no bank debt outstanding as of the end of the first quarter of 2010. Management is currently in the process of negotiating a new credit facility to replace the current agreement which expires on December 31, 2010 and intends to have a new agreement in place by the end of the second quarter of 2010.

Outlook The Metals Segment’s business is highly dependent on capital expenditures which have been significantly impacted by the economic turmoil. The weak demand significantly affected pipe products. Surcharges began falling in November 2009 but appear to have bottomed in January 2010 and are scheduled for increases through June 2010. Sales activity for both commodity and non-commodity pipe over the first quarter of 2010 has improved, indicating that distributors may be increasing their inventory levels in advance of further surcharge increases. Management believes it is benefiting from the stimulus spending by the Federal Government, which includes a “Buy-American” provision covering iron and steel, as we have seen increased bidding activity in both the water and wastewater treatment and power generation areas, significant parts of our piping systems business. However, business opportunities remain extremely competitive hurting product pricing in all of our markets. Although management is disappointed with the level of profitability in the first quarter of 2010, we remain confident that we are in an excellent position to benefit from the eventual improvement in economic conditions. While the impact from current economic conditions both domestically and worldwide makes it difficult to predict the performance of this Segment for the remainder of 2010, we are seeing improvements in business conditions within our markets. We believe we are the largest and most capable domestic producer of non-commodity stainless pipe and an effective producer of commodity stainless pipe which should serve us well in the long run. We also continue to be optimistic about the piping systems business over the long term. Piping systems continues to maintain a strong backlog, with approximately 90 percent of the backlog coming from paper, water and wastewater treatment projects. Piping systems’ backlog was $37,132,000 at April 3, 2010 compared to $41,007,000 at the end of the first quarter of 2009 and $44,300,000 at the end of 2009. We estimate that approximately 80 percent of the backlog should be completed over the next twelve months.

Management of the Specialty Chemicals Segment was successful in increasing revenues and profitability during the first quarter of 2010 and expects this trend to continue during the remainder of 2010. With the absence of raw material or utility cost increases, profitability should also continue to surpass prior year results. Even though management is confident that the initiatives implemented in 2009 and 2010 will continue to generate favorable results, current economic conditions could affect operating performance negatively during the remainder of 2010.

Synalloy Corporation

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Sale of Blackman Uhler Specialties & Discontinued Operations On October 2, 2009, the Company entered into an Asset Purchase Agreement with SantoLubes Manufacturing, LLC (“SM”) to sell the specialty chemical business of Blackman Uhler Specialties, LLC (“BU”) for a purchase price of $10,366,000, along with certain property, plant and equipment held by Synalloy Corporation for a purchase price of $1,130,000, all located at the Spartanburg, SC location. The purchase price of approximately $11,496,000, payable in cash, was equal to the approximate net book values of the assets sold as of October 3, 2009, the effective date of the sale, and the Company recorded a loss of approximately $250,000 in the third quarter of 2009 resulting primarily from transaction fees and other costs related to the transaction. Divesting BU’s specialty chemicals business, which had annual sales of approximately $14,500,000, has freed up resources and working capital to allow further expansion into the Company’s metals businesses. The Company has entered into a lease agreement with SM to lease office space in Spartanburg for corporate operations and has also entered into an outsourcing agreement with SM to provide SM with certain accounting and administration functions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information about the Company’s exposure to market risk was disclosed in its Annual Report on Form 10-K for the year ended January 2, 2010, which was filed with the Securities and Exchange Commission on March 22, 2010. There have been no material quantitative or qualitative changes in market risk exposure since the date of that filing.

Synalloy Corporation

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

Synalloy Corporation

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The Company is from time-to-time subject to various claims, other possible legal actions for product liability and other damages, and other matters arising out of the normal conduct of the Company’s business. A Metals Segment customer alleged that the Segment delivered defective pipe in 2006 which the customer removed and replaced. Representatives from both Companies met in May 2010 and on May 12, 2010 agreed to settle this claim for a cash payment of $1,900,000. The Company had a $1,400,000 reserve for this claim at the end of 2009 and recorded an additional $500,000 of claims expense in the first quarter of 2010. Other than environmental contingencies, management is not currently aware of any other asserted or unasserted matters which could have a significant effect on the financial condition or results of operations of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter ended April 3, 2010, the Registrant issued shares of common stock to the following classes of persons upon the exercise of options issued pursuant to the Registrant's 1998 Stock Option Plan. Issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering.

		Number of Shares	Aggregate Exercise
Date Issued	Class of Purchasers	Issued	Price

2/27/2010	Officers and employees	3,600	$16,740

Issuer Purchases of Equity Securities			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as	that may yet be
Quarter		Average	Part of Publically	Purchased Under
Ended 2010	Total Number	Price Paid	Announced	the Plans
for the Period	of Shares (1)	per Share (1)	Plans or Programs	or Programs

	-	-	-	-

(1) This column reflects the surrender of previously owned shares of common stock to pay the exercise price in connection with the exercise of stock options.

Item 6.		Exhibits
The following exhibits are included herein:
	31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
	31.2	Rule 13a-14(a)/15d-14(a) Certifications of Interim Chief Financial Officer and Principal Accounting Officer
	32	Certifications Pursuant to 18 U.S.C. Section 1350

Synalloy Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNALLOY CORPORATION
(Registrant)

Date: May 17, 2010	By:	/s/ Ronald H. Braam
Ronald H. Braam
President and Chief Executive Officer

Date: May 17, 2010	By:	/s/ Richard D. Sieradzki
Richard D. Sieradzki
Interim Chief Financial Officer and Principal Accounting Officer