Form 10-Q
period 2010-07-03
SYNALLOY CORP
filed 2010-08-12
CIK 95953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 3, 2010

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
Yes  (  )    No  (X)

The number of shares outstanding of the registrant's common stock as of August 12, 2010 was 6,285,374.

Synalloy Corporation

Index

 PART I.                      FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Condensed consolidated balance sheets - July 3, 2010 and January 2, 2010
Condensed consolidated statements of operations - Three and six months ended July 3, 2010 and July 4, 2009
Condensed consolidated statements of cash flows - Six months ended July 3, 2010 and July 4, 2009
Notes to condensed consolidated financial statements - July 3, 2010
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II.                      OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6.	Exhibits
Signatures and Certifications

PART I
Item 1. FINANCIAL STATEMENTS
Synalloy Corporation
Condensed Consolidated Balance Sheets	Jul 3, 2010	Jan 2, 2010
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$98,955	$14,096,557
Accounts receivable, less allowance
for doubtful accounts	19,891,679	14,041,130
Inventories
Raw materials	13,739,782	8,639,078
Work-in-process	12,616,009	8,418,840
Finished goods	9,334,183	8,446,406
Total inventories	35,689,974	25,504,324

Income taxes receivable	623,128	919,743
Deferred income taxes	1,832,545	1,702,000
Prepaid expenses and other current assets	268,251	636,680
Total current assets	58,404,532	56,900,434

Cash value of life insurance	3,011,800	2,959,637
Property, plant & equipment, net of accumulated
depreciation of $37,386,897 and $36,732,950	18,342,406	15,796,882
Goodwill	2,354,730	2,354,730
Deferred charges, net	244,272	240,000

Total assets	$82,357,740	$78,251,683

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$10,517,668	$6,581,631
Accrued expenses	4,123,907	5,820,748
Current portion of environmental reserves	237,185	375,000
Total current liabilities	14,878,760	12,777,379

Long-term debt	2,312,810	-
Environmental reserves	750,000	750,000
Deferred compensation	312,076	380,562
Deferred income taxes	1,623,000	1,623,000

Shareholders' equity
Common stock, par value $1 per share - authorized
12,000,000 shares; issued 8,000,000 shares	8,000,000	8,000,000
Capital in excess of par value	872,906	856,021
Retained earnings	68,692,687	69,113,403
Less cost of Common Stock in treasury:
1,714,626 and 1,733,424 shares	(15,084,499)	(15,248,682)
Total shareholders' equity	62,481,094	62,720,742

Total liabilities and shareholders' equity	$82,357,740	$78,251,683
Note: The balance sheet at January 2, 2010 has been derived from the audited consolidated financial statements at that date.
See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended		Six Months Ended
	Jul 3, 2010	Jul 4, 2009	Jul 3, 2010	Jul 4, 2009

Net sales	$ 36,348,685	$21,691,595	$71,549,289	$52,084,899

Cost of goods sold	32,138,412	19,707,367	64,589,355	47,184,542

Gross profit	4,210,273	1,984,228	6,959,934	4,900,357
Selling, general and administrative expense	2,502,910	2,317,277	5,130,629	4,662,012

Operating income (loss)	1,707,363	(333,049)	1,829,305	238,345

Other (income) and expense
Interest expense	12,740	89,437	14,247	194,472
Change in fair value of interest rate swap	-	(28,000)	-	(77,000)
Other, net	(1,298)	(1,816)	(10,310)	(1,882)

Income (loss) from continuing operations
before income tax	1,695,921	(392,670)	1,825,368	122,755
Provision for (benefit from) income taxes	618,000	(134,000)	665,000	42,000

Net income (loss) from continuing operations	1,077,921	(258,670)	1,160,368	80,755

Income (loss) from discontinued
operations before income taxes	-	152,076	-	(69,604)
Tax provision (benefit)	-	52,000	-	(24,000)
Net income (loss) from discontinued operations	-	100,076	-	(45,604)

Net income (loss)	$ 1,077,921	$ (158,594)	$ 1,160,368	$ 35,151

Net income (loss) per basic common share:
Continuing operations	$ 0.17	$ (0.04)	$ 0.18	$ 0.01
Discontinued operations	0.00	0 .02	0.00	0.00
Net income (loss)	$ 0.17	$ (0.02)	$ 0.18	$ 0.01

Net income (loss) per diluted common share:
Continuing operations	$ 0.17	$ (0.04)	$ 0.18	$ 0.01
Discontinued operations	0.00	0.02	0.00	0.00
Net income (loss)	$ 0.17	$ (0.02)	$ 0.18	$ 0.01

Weighted average shares outstanding:
Basic	6,283,011	6,262,959	6,277,399	6,257,035
Dilutive effect from stock
options and grants	30,124	-	22,859	4,366
Diluted	6,313,135	6,262,959	6,300,258	6,261,401

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)	Six Months Ended
	Jul 3, 2010	Jul 4, 2009
Operating activities
Net income from continuing operations	$1,160,368	$80,755
Adjustments to reconcile net income to net cash
(used in) provided by continuing operating activities:
Depreciation expense	1,316,675	1,294,624
Amortization of deferred charges	-	23,628
Deferred income taxes	(130,545)	(89,821
Provision for losses on accounts receivable	149,519	221,933
Provision for losses on inventory	7,375	(1,203,000)
Gain on sale of property, plant and equipment	(19,991)	(18,920)
Cash value of life insurance	(52,163)	(31,249)
Environmental reserves	(137,815)	54,062
Issuance of treasury stock for director fees	74,981	75,010
Employee stock option and stock grant compensation	89,341	106,918
Change in fair value of interest rate swap	-	(77,000)
Changes in operating assets and liabilities:
Accounts receivable	(6,000,068)	6,015,837
Inventories	(10,193,025)	14,992,260
Other assets and liabilities	295,671	(222,317)
Income taxes receivable	296,615	842,981
Accounts payable	3,936,037	(4,783,559)
Accrued expenses	(1,696,841)	(4,138,491)
Net cash (used in) provided by continuing operating activities	(10,903,866)	13,143,651
Net cash provided by discontinued operating activities	-	1,497,720
Net cash (used in) provided by operating activities	(10,903,866)	14,641,371

Investing activities
Purchases of property, plant and equipment	(3,872,808)	(1,026,137)
Proceeds from sale of property, plant and equipment	30,600	18,920
Net cash used in continuing investing activities	(3,842,208)	(1,007,217)
Sale of Organic Pigments, LLC assets, net	-	1,441,006
Other	-	(213,796)
Net cash provided by discontinued operating investing activities	-	1,227,210
Net cash (used in) provided by investing activities	(3,842,208)	219,993

Financing activities
Borrowings from (payments on) long-term debt, net	2,312,810	(10,425,648)
Dividends paid	(1,581,084)	(631,817)
Proceeds from exercised stock options	16,746	-
Excess tax benefits from Stock Grant Plan	-	1,914
Net cash provided by (used in) financing activities	748,472	(11,055,551)

(Decrease) increase in cash and cash equivalents	(13,997,602)	3,805,813
Cash and cash equivalents at beginning of period	14,096,557	97,215

Cash and cash equivalents at end of period	$98,955	$3,903,028
See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Notes To Condensed Consolidated Financial Statements
(Unaudited)

July 3, 2010

NOTE 1-- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended July 3, 2010, are not necessarily indicative of the results that may be expected for the year ending January 1, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 2, 2010.

As further discussed in Note 9, the Company disposed of certain operations during 2009. Accordingly, for comparative purposes, certain amounts in the financial statements for the second quarter and first six months of 2009 have been reclassified to reflect discontinued operations. Operating and investing portions of the 2009 cash flow statement attributable to the discontinued operations have been separately disclosed, which in prior periods were reported on a combined basis as a single amount. The cash flow statement for the first six months of 2009 has been revised to conform to the 2009 full year presentation, which reflects discontinued operations.

NOTE 2--INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.

NOTE 3--STOCK OPTIONS AND EMPLOYEE STOCK GRANTS

During the first six months of 2010, options for 5,100 shares were exercised by employees and directors for an aggregate exercise price of $26,865 with the proceeds generated from the repurchase of 1,016 shares from directors totaling $10,119, and cash received of $16,746. Stock options compensation cost has been charged against income before taxes for the unvested options of $7,000 with the offset recorded in shareholders’ equity for the six months ended July 3, 2010. There was no stock option compensation cost for the second quarter of 2010 since these costs have been fully recognized as of the end of the first quarter of 2010. Stock options compensation costs were $19,000 and $38,000 for the three and six months ended July 4, 2009, respectively.

On February 24, 2010, the Board of Directors of the Company approved and granted under the Company’s 2005 Stock Awards Plan 51,500 shares to certain management employees of the Company. The stock awards vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant. In order for the awards to vest, the employee must be in the continuous employment of the Company since the date of the award. Any portion of an award that has not vested will be forfeited upon termination of employment. The Company may terminate any portion of the award that has not vested upon an employee’s failure to comply with all conditions of the award or the Plan. Shares representing awards that have not yet vested will be held in escrow by the Company. An employee is not entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable. Compensation costs charged against income totaled $43,000 and $83,000 before income taxes of $16,000 and $30,000 for the three and six months ended July 3, 2010, respectively. Compensation costs for the same periods of 2009 were $33,000 and $69,000, respectively, for stock awards. As of July 3, 2010, there was $453,000 of total unrecognized compensation cost related to unvested stock grants under the Company’s Stock Awards Plan.

Synalloy Corporation
Notes To Condensed Consolidated Financial Statements
(Unaudited)

July 3, 2010

A summary of Plan activity for the Company’s Stock Awards Plan for 2010 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding at January 2, 2010	23,134	$17.62

Granted	51,500	$7.88
Vested	(7,059)	$19.30
Forfeited or expired	(19,235)	$8.89
Outstanding at July 3, 2010	48,340	$10.47

NOTE 4--INCOME TAXES

The Company did not have any unrecognized tax benefits accrued at July 3, 2010 and January 2, 2010. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2007 and substantially all material state and local income tax matters for years through 2005. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

NOTE 5--PAYMENT OF DIVIDENDS

On February 12, 2010, the Board of Directors of the Company voted to declare an annual dividend of $0.25 per share which was paid on March 22, 2010 to holders of record on March 8, 2010, for a total cash payment of $1,581,000, and declared and paid a $0.10 dividend for a total of $632,000 in the first quarter of 2009. The Board presently plans to review at the end of each fiscal year the financial performance and capital needed to support future growth to determine the amount of cash dividend, if any, which is appropriate.

Synalloy Corporation
Notes To Condensed Consolidated Financial Statements
(Unaudited)

July 3, 2010

NOTE 6--SEGMENT INFORMATION

The following information is for continuing operations only.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	Jul 3, 2010	Jul 4, 2009	Jul 3, 2010	Jul 4, 2009
Net sales
Metals Segment	$25,137,000	$14,135,000	$50,099,000	$36,762,000
Specialty Chemicals Segment	11,212,000	7,557,000	21,450,000	15,323,000
	$36,349,000	$21,692,000	$71,549,000	$52,085,000
Operating income (loss)
Metals Segment	$963,000	$(108,000)	$561,000	$666,000
Specialty Chemicals Segment	1,241,000	445,000	2,327,000	935,000
	2,204,000	337,000	2,888,000	1,601,000
Unallocated expenses (income)
Corporate	496,000	671,000	1,059,000	1,364,000
Interest expense	13,000	89,000	14,000	194,000
Change in fair value of interest
rate swap	-	(28,000)	-	(77,000)
Other income	(1,000)	(2,000)	(10,000)	(3,000)
Income (loss) from continuing
operations before income taxes	$1,696,000	$(393,000)	$1,825,000	$123,000

The Specialty Chemicals segment previously contained the Blackman Uhler Specialties, LLC (“BU”) business and the Organic Pigments (“OP”) business, both of which have been disposed of during 2009 and are considered discontinued operations, as discussed in Note 9.  Accordingly, the segment information for the Specialty Chemicals Segment has been revised to exclude the results of operations of these discontinued operations.

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

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, trade accounts receivable, cash value of life insurance and borrowings under the Company’s line of credit approximate their fair value.

Synalloy Corporation
Notes To Condensed Consolidated Financial Statements
(Unaudited)

July 3, 2010

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

NOTE 10--LEGAL MATTERS

The Company is from time-to-time subject to various claims, other possible legal actions for product liability and other damages, and other matters arising out of the normal conduct of the Company’s business. A Metals Segment customer alleged that the Segment delivered defective pipe in 2006 which the customer removed and replaced. Representatives from both Companies met in May 2010 and on May 12, 2010 agreed to settle this claim for a cash payment of $1,900,000, which was paid during the second quarter of 2010. The Company had a $1,400,000 reserve for this claim at the end of 2009 and recorded an additional $500,000 of claims expense in the first quarter of 2010 and did not record any additional claims expense for the three month period ended July 3, 2010. There was no claims expense in the first six months of 2009. Other than environmental contingencies, management is not currently aware of any other asserted or unasserted matters which could have a significant effect on the financial condition or results of operations of the Company.

Synalloy Corporation
Notes To Condensed Consolidated Financial Statements
(Unaudited)

July 3, 2010

NOTE 11--NEW CREDIT FACILITY

On June 30, 2010, the Company entered into a Credit Agreement with a regional bank to provide a $20,000,000 line of credit that expires on June 30, 2013.  The Company’s previous debt facility, with a different lender, was going to expire at the end of 2010.  Interest on the new Credit Agreement is calculated using the One Month LIBOR Rate, plus a pre-defined spread, which is determined by the Company’s Total Funded Debt to EBITDA ratio. Borrowings under the line of credit are limited to an amount equal to a borrowing base calculation that includes eligible accounts receivable, inventories and cash surrender value of the Company’s life insurance. Additionally, the credit facility requires an agreement not to pledge the fixed assets of the Company.  Covenants under the new agreement include maintaining a certain Funded Debt to EBITDA ratio, a minimum tangible net worth, and total liabilities to tangible net worth ratio. The Company will also be limited to a maximum amount of capital expenditures per year, which is in line with the Company’s currently projected needs.  Management does not believe that these covenants and restrictions will have an adverse effect on its operations.  As of July 3, 2010, the Company had $2,313,000 borrowed against this credit facility.

NOTE 12--SUBSEQUENT EVENTS

The Company performs an evaluation of events that occur after a balance sheet date but before financial statements are issued for potential recognition or disclosure of such events in its financial statements. The Company evaluated subsequent events through the date that the financial statements were issued.

Synalloy Corporation
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is managements’ discussion of certain significant factors that affected the Company during the three and six month periods ended July 3, 2010. As further discussed below, the Company disposed of two businesses in its Specialty Chemicals Segment during 2009.  Accordingly, the discussion below is based upon the results of continuing operations when comparisons are made to the same periods of 2009.

Consolidated sales for the second quarter of 2010 increased 68 percent to $36,349,000 compared to sales from continuing operations of $21,692,000 for the second quarter of 2009.  The second quarter of 2010 produced net earnings of $1,078,000, or $0.17 per share. This compares to a net loss from continuing operations of $259,000, or $0.04 loss per share, in 2009’s second quarter. For the six months ended July 3, 2010, sales were $71,549,000, up 37 percent from sales of $52,085,000 from continuing operations for the same period of 2009.  Net earnings for the first six months of 2010 were $1,160,000 or $0.18 per share.  Net earnings from continuing operations for the first six months of 2009 were $81,000 or $0.01 per share.

Metals Segment  Sales increased 78 percent in the second quarter of 2010 from the same quarter a year earlier while operating income was $963,000 compared to a $108,000 loss a year earlier. The sales increase resulted from a 72 percent increase in unit volumes combined with a four percent increase in average selling prices. The increase in unit volume came from a 140 percent increase in commodity pipe sales that reflect the more aggressive marketing of this product to gain market share. The increased unit volumes let us operate the plant at a more efficient level and retain our experienced employees. Non-commodity unit volumes, aided by the August 31, 2009 acquisition of Ram-Fab, LLC, were essentially unchanged. Second quarter’s selling prices, when compared to 2009’s second quarter, reflects higher stainless steel prices partially offset by a change in product mix to a higher percent of lower-priced commodity pipe from higher-priced non-commodity pipe and piping systems.  The increase in operating income in the second quarter of 2010 was primarily due to profits produced by our FIFO inventory method from the rising price of raw materials compared to little effect from this a year earlier.

Sales for the first six months of 2010 increased 36 percent from the same period of 2009 and operating income decreased 16 percent for 2010 when compared to 2009. The sales increase was comprised of a 58 percent increase in unit volumes partially offset by a 13 percent decrease in average selling prices.  The unit volume increase reflects an 87 percent increase in commodity pipe from the same factor as outlined above for the second quarter, combined with a 21 percent increase from piping systems mainly as the result of the acquisition of Ram-Fab, LLC.  The lower selling prices resulted from the change in product mix partially offset by higher stainless steel prices. Operating income for the first six months of 2010 was lower than the comparable period last year as a result of a $500,000 charge during the first quarter of 2010 for a product claim made by a Metals Segment customer. Excluding this charge, operating income would have been 59 percent higher.

On August 31, 2009, the Company acquired the business of Ram-Fab, Inc., a pipe fabricator located in Crossett, Arkansas, for a purchase price of $5,708,000 which includes $1,000,000 of goodwill. The acquisition was for cash and was paid from currently available funds.  Historically, its primary business was to fabricate both carbon and stainless piping systems. Management will focus on expanding the carbon fabrication business which is a product line that we believe is strategically important for future growth. The carbon business will complement our stainless steel piping systems’ operations, generating new opportunities for stainless steel piping systems since many projects require that bidders quote both carbon and stainless steel fabrication.  Management is optimistic about the ability of Bristol's much larger marketing organization to generate additional sales of carbon fabrication for the acquired business from Bristol's present customer base. The ability to bid on carbon pipe fabrication will significantly expand the Company's markets, especially in the energy and chemical industries.

Specialty Chemicals Segment The Specialty Chemicals Segment increased revenues for the second quarter of 2010 by 48 percent over the second quarter of 2009.  Sales for the first six months of 2010 increased 40 percent over the same period of 2009.  Operating income increased 179 percent and 149 percent for the second quarter

Synalloy Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

and first six months of 2010, respectively, when compared to the same periods of 2009. The revenue increase during the second quarter was a result of gained market share in the sulfated product line, dust control additives and carpet and agricultural chemical additives.  The Company also experienced growth in its contract manufacturing activities to existing and new contract customers. Operating income increases resulted from raw material cost control combined with a greater number of pounds of finished goods being produced and sold by our facilities.  The Segment’s profitability has been very consistent each month during the first half of 2010.

Consolidated selling and administrative expense for the second quarter and first six months of 2010 increased $186,000 or eight percent and $469,000 or ten percent, respectively, compared to the same periods for the prior year.  This expense category was seven percent and eleven percent of sales for the second quarter of 2010 and 2009, respectively, and seven percent and nine percent of sales for the first six months of 2010 and 2009, respectively.  The increase in 2010 resulted from additional administrative expense associated with the acquisition of Ram-Fab, LLC in September 2009, increased payroll and related benefit costs plus higher current year performance based bonus accruals for the specialty chemicals segment.  These costs were partially offset by reduced environmental charges resulting from the sale of BU at the end of the third quarter of 2009.

The Company’s cash balance decreased during the first six months of 2010 from $14,097,000 at the end of 2009 to $99,000 as of July 3, 2010. In addition, the Company had $2,313,000 outstanding on its bank line of credit as of July 3, 2010.  There was no bank indebtedness at the end of 2009. As a result of higher sales and production activity during the first half of 2010, compared to 2009, accounts receivable, inventory and accounts payable levels increased at July 3, 2010, resulting in a net cash decrease of $12,257,000, when compared to the prior year end. Other significant cash outlays during the first six months of 2010 included the purchase of the land and buildings at our Crossett, AR facility which were previously leased from the seller plus the annual dividend of $1,581,000 that was paid in the first quarter of 2010.

On June 30, 2010, the Company entered into a Credit Agreement with a regional bank to provide a $20,000,000 line of credit that expires on June 30, 2013.  The Company’s previous debt facility, with a different lender, was going to expire at the end of 2010.  Interest on the new Credit Agreement is calculated using the One Month LIBOR Rate, plus a pre-defined spread, which is determined by the Company’s Total Funded Debt to EBITDA ratio. Borrowings under the line of credit are limited to an amount equal to a borrowing base calculation that includes eligible accounts receivable, inventories and cash surrender value of the Company’s life insurance. Additionally, the credit facility requires an agreement not to pledge the fixed assets of the Company.  Covenants under the new agreement include maintaining a certain Funded Debt to EBITDA ratio, a minimum tangible net worth, and total liabilities to tangible net worth ratio. The Company will also be limited to a maximum amount of capital expenditures per year, which is in line with the Company’s currently projected needs.  Management does not believe that these covenants and restrictions will have an adverse effect on its operations.

Outlook  The Metals Segment’s business is highly dependent on capital expenditures which have been significantly impacted by the economic turmoil. Surcharges have increased consistently through June 2010 and are scheduled to drop for the third quarter of 2010. Despite the falling surcharge prices, we anticipate production and shipment volumes for the remainder of the year to be comparable to second quarter levels. Higher stocking levels in the distribution chain and modest activity increases in the project sector continue to indicate that some of our markets are in economic recovery. Management believes it is benefiting from the stimulus spending by the Federal Government, which includes a “Buy-American” provision covering iron and steel, as we have seen increased bidding activity in both the water and wastewater treatment and power generation areas, both of which are significant parts of our piping systems business. However, business opportunities remain extremely competitive hurting product pricing in all of our markets. While the impact from current economic conditions both domestically and worldwide makes it difficult to predict the performance of this Segment for the remainder of 2010, we are seeing improvements in business conditions within our markets. We believe we are the largest

Synalloy Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

and most capable domestic producer of non-commodity stainless pipe and an effective producer of commodity stainless pipe which should serve us well in the long run. We also continue to be optimistic about the piping systems business over the long term. Piping systems’ backlog was $33,046,000 at July 3, 2010 compared to $40,300,000 at the end of the second quarter of 2009 and $44,300,000 at the end of 2009, with approximately 90 percent of the backlog coming from paper, water and wastewater treatment projects. We estimate that approximately 80 percent of the backlog should be completed over the next twelve months.

The higher sales levels the Specialty Chemicals Segment experienced during the first six months of the year are continuing into the third quarter and management expects these sales trends to remain favorable for the remainder of 2010 when compared to the prior year.  The higher projected sales should result in continued favorable operating results for the last six months of 2010 assuming economic conditions do not weaken.

 Sale of Blackman Uhler Specialties & Discontinued Operations On October 3, 2009, the Company entered into an Asset Purchase Agreement with SantoLubes Manufacturing, LLC (“SM”) to sell the specialty chemical business of Blackman Uhler Specialties, LLC (“BU”) for a purchase price of $10,366,000, along with certain property, plant and equipment held by Synalloy Corporation for a purchase price of $1,130,000, all located at the Spartanburg, SC location. The purchase price of approximately $11,496,000, payable in cash, was equal to the approximate net book values of the assets sold as of October 3, 2009, the effective date of the sale, and the Company has recorded a loss of approximately $250,000 resulting primarily from transaction fees and other costs related to the sale. Divesting BU’s specialty chemicals business, which had annual sales of approximately $14,500,000, has freed up resources and working capital to allow further expansion into the Company’s metals businesses.

BU along with Organic Pigment’s (“OP”) pigment dispersion business, which was sold on March 6, 2009 and had annual sales of approximately $7,000,000, were both physically located at the Spartanburg facility. As a result, these operations, which were previously included in the Specialty Chemicals Segment, are being reported as discontinued operations in the 2009 results.

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

Synalloy Corporation

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Synalloy Corporation

PART II: OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter ended July 3, 2010, the Registrant issued shares of common stock to the following class of persons upon the issuance of shares in lieu of cash for services rendered. Issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering.

		Number of Shares
Date Issued	Class of Purchasers	Issued	Consideration
4/29/2010	Non-Employee Directors(1)	7,655	Director Services

(1)
Each non-employee director was given the opportunity and has elected to receive $15,000 of the retainer in restricted stock for 2010-11 year which equals 1,531 shares per director for a total of 7,655 shares. The number of restricted shares issued is determined by the average of the high and low stock priced on the day prior to the Annual Meeting of Shareholders. The shares granted to the non-employee directors are not registered under the Securities Act of 1933 and are subject to forfeiture in whole or in part upon the occurrence of certain events. The number of shares in the above chart represents the aggregate number of shares directors are entitled to receive at the end of the Company’s second quarter and is prorated based on the number of regular quarterly board meetings attended during each director’s elected term.

Also during the second quarter, the Registrant issued shares of common stock to the following classes of persons upon the exercise of options issued pursuant to the Registrant's 1998 Stock Option Plan. Issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering.

Date Issued	Class of Purchasers	Number of Shares Issued	Aggregate Exercise Price
5/6/2010	Non-Employee Directors	1,500	$10,125

Issuer Purchases of Equity Securities

Quarter Ended July 3, 2010 for the Period	Total Number of Shares (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
04-04 to 05-01	-	-	-	-
05-02 to 05-29	1,016	$9.96	-	-
05-30 to 07-03	-	-	-	-
Total	1,016	$9.96	-	-

(1) This column reflect the surrender of previously owned shares of common stock to pay the exercise price in connection with the exercise of stock options.

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

SYNALLOY CORPORATION
(Registrant)

Date: August 12, 2010	By:	/s/ Ronald H. Braam
Ronald H. Braam
President and Chief Executive Officer

Date: August 12, 2010	By:	/s/ Richard D. Sieradzki
Richard D. Sieradzki
Chief Financial Officer and Principal Accounting Officer