Form 10-Q
period 2010-10-02
SYNALLOY CORP
filed 2010-11-12
CIK 95953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 2, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to ____
Commission file number 0-19687

SYNALLOY CORPORATION
Exact name of registrant as specified in its charter)

Delaware	57-0426694
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2155 West Croft Circle Spartanburg, South Carolina	29302
(Address of principal executive offices)	(Zip code)

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
Yes ( )       No (X)
(Not yet applicable to Registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated file or a smaller reporting company. See definition of "large accelerated filer, "  "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one)

Larger accelerated filer ( )	Accelerated filer ( )
Non-accelerated filer ( ) (Do not check if a smaller reporting company)	Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  (  )    No  (X)

The number of shares outstanding of the registrant's common stock as of November 12, 2010 was 6,289,408.

Synalloy Corporation

Index

 PART I.        FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Condensed consolidated balance sheets – October 2, 2010 and January 2, 2010
Condensed consolidated statements of operations - Three and nine months ended October 2, 2010 and October 3, 2009
Condensed consolidated statements of cash flows - Nine months ended October 2, 2010 and October 3, 2009
Notes to condensed consolidated financial statements – October 2, 2010
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II.        OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6.	Exhibits
Signatures and Certifications

PART I
Item 1. FINANCIAL STATEMENTS
Synalloy Corporation
Condensed Consolidated Balance Sheets	Oct 2, 2010	Jan 2, 2010
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$1,428,824	$14,096,557
Accounts receivable, less allowance
for doubtful accounts	22,192,655	14,041,130
Inventories
Raw materials	14,001,007	8,639,078
Work-in-process	11,979,878	8,418,840
Finished goods	10,589,786	8,446,406
Total inventories	36,570,671	25,504,324

Income taxes receivable	209,028	919,743
Deferred income taxes	1,832,545	1,702,000
Prepaid expenses and other current assets	50,488	636,680
Total current assets	62,284,211	56,900,434

Cash value of life insurance	3,025,800	2,959,637
Property, plant & equipment, net of accumulated
depreciation of $38,039,952 and $36,732,950	18,564,038	15,796,882
Goodwill	2,354,730	2,354,730
Deferred charges, net	298,712	240,000

Total assets	$86,527,491	$78,251,683

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$13,844,082	$6,581,631
Accrued expenses	4,069,528	5,820,748
Current portion of environmental reserves	205,608	375,000
Total current liabilities	18,119,218	12,777,379

Long-term debt	1,772,568	-
Environmental reserves	750,000	750,000
Deferred compensation	312,139	380,562
Deferred income taxes	1,623,000	1,623,000

Shareholders' equity
Common stock, par value $1 per share - authorized
12,000,000 shares; issued 8,000,000 shares	8,000,000	8,000,000
Capital in excess of par value	895,223	856,021
Retained earnings	70,104,353	69,113,403
Less cost of Common Stock in treasury:
1,710,592 and 1,733,424 shares	(15,049,010)	(15,248,682)
Total shareholders' equity	63,950,566	62,720,742

Total liabilities and shareholders' equity	$86,527,491	$78,251,683
Note: The balance sheet at January 2, 2010 has been derived from the audited consolidated financial statements at that date.
See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended		Nine Months Ended
	Oct 2, 2010	Oct 3, 2009	Oct 2, 2010	Oct 3, 2009

Net sales	$41,932,059	$25,712,110	$113,481,348	$77,797,009

Cost of goods sold	37,312,332	22,690,998	101,901,687	69,875,540

Gross profit	4,619,727	3,021,112	11,579,661	7,921,469
Selling, general and administrative expense	2,380,249	2,394,490	7,510,878	7,056,502

Operating income	2,239,478	626,622	4,068,783	864,967

Other (income) and expense
Interest expense	21,996	90,676	36,243	285,148
Change in fair value of interest rate swap	-	(37,000)	-	(114,000)
Other, net	(1,184)	145,726	(11,494)	143,844

Income from continuing operations
before income tax	2,218,666	427,220	4,044,034	549,975
Provision for income taxes	807,000	146,000	1,472,000	188,000

Net income from continuing operations	1,411,666	281,220	2,572,034	361,975

Income from discontinued
operations before income taxes	-	281,495	-	211,891
Tax provision	-	96,000	-	72,000
Net income from discontinued operations	-	185,495	-	139,891

Net income	$1,411,666	$466,715	$2,572,034	$501,866

Net income per basic common share:
Continuing operations	$0.22	$0.04	$0.41	$0.06
Discontinued operations	-	0.03	-	0.02
Net income	$0.22	$0.07	$0.41	$0.08

Net income per diluted common share:
Continuing operations	$0.22	$0.04	$0.41	$0.06
Discontinued operations	-	0.03	-	0.02
Net income	$0.22	$0.07	$0.41	$0.08

Weighted average shares outstanding:
Basic	6,285,781	6,266,576	6,280,193	6,260,215
Dilutive effect from stock
options and grants	28,900	11,320	24,264	6,589
Diluted	6,314,681	6,277,896	6,304,457	6,266,804

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)	Nine Months Ended
	Oct 2, 2010	Oct 3, 2009
Operating activities
Net income from continuing operations	$2,572,034	$361,975
Adjustments to reconcile net income to net cash
(used in) provided by continuing operating activities:
Depreciation expense	2,004,721	1,968,904
Amortization of deferred charges	5,340	50,442
Deferred income taxes	(130,545)	(387,051)
Provision for losses on accounts receivable	114,754	235,593
Provision for (reduction of) losses on inventory	50,502	(1,382,467)
Gain on sale of property, plant and equipment	(46,223)	(20,721)
Cash value of life insurance	(66,163)	(43,249)
Provision for (reduction of) environmental reserves	(169,392)	176,726
Issuance of treasury stock for director fees	67,478	75,010
Employee stock option and stock grant compensation	132,331	158,126
Changes in operating assets and liabilities:
Accounts receivable	(8,266,279)	5,008,477
Inventories	(11,116,849)	17,981,777
Other assets and liabilities	453,716	(197,701)
Income taxes receivable	710,715	(4,755,584)
Accounts payable	7,262,451	(2,710,506)
Accrued expenses	(1,751,220)	1,253,173
Net cash (used in) provided by continuing operating activities	(8,172,629)	17,772,924
Net cash provided by discontinued operating activities	-	1,478,154
Net cash (used in) provided by operating activities	(8,172,629)	19,251,078

Investing activities
Purchases of property, plant and equipment	(4,782,486)	(1,383,903)
Proceeds from sale of property, plant and equipment	56,832	1,150,643
Acquisition of Ram-Fab, Inc.	-	(5,707,773)
Net cash used in continuing investing activities	(4,725,654)	(5,941,033)
Sale of Blackman Uhler Specialties, LLC assets, net	-	10,365,757
Sale of Organic Pigments, LLC assets, net	-	1,441,006
Other	-	(501,346)
Net cash provided by discontinued investing activities	-	11,305,417
Net cash (used in) provided by investing activities	(4,725,654)	5,364,384

Financing activities
Borrowings from (payments on) long-term debt, net	1,772,568	(10,425,648)
Dividends paid	(1,581,084)	(631,817)
Proceeds from exercised stock options	39,066	-
Excess tax benefits from Stock Grant Plan	-	1,914
Net cash provided by (used in) financing activities	230,550	(11,055,551)

(Decrease) increase in cash and cash equivalents	(12,667,733)	13,559,911
Cash and cash equivalents at beginning of period	14,096,557	97,215

Cash and cash equivalents at end of period	$1,428,824	$13,657,126
See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Notes To Condensed Consolidated Financial Statements
(Unaudited)

October 2, 2010

NOTE 1-- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended October 2, 2010, are not necessarily indicative of the results that may be expected for the year ending January 1, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 2, 2010.

NOTE 2--INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.

NOTE 3--STOCK OPTIONS AND EMPLOYEE STOCK GRANTS

During the first nine months of 2010, options for 9,900 shares were exercised by employees and directors for an aggregate exercise price of $49,185 with the proceeds generated from the repurchase of 1,016 shares from directors totaling $10,119, and cash received of $39,066. Stock options compensation cost has been charged against income before taxes for the unvested options of $7,000 with the offset recorded in shareholders’ equity for the nine months ended October 2, 2010. There was no stock option compensation cost for the third quarter of 2010 since these costs have been fully recognized as of the end of the first quarter of 2010. Stock options compensation costs were $19,000 and $57,000 for the three and nine months ended October 3, 2009, respectively.

On February 24, 2010, the Board of Directors of the Company approved and granted under the Company’s 2005 Stock Awards Plan, 51,500 shares to certain management employees of the Company. The stock awards vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant. In order for the awards to vest, the employee must be in the continuous employment of the Company since the date of the award. Any portion of an award that has not vested will be forfeited upon termination of employment. The Company may terminate any portion of the award that has not vested upon an employee’s failure to comply with all conditions of the award or the Plan. Shares representing awards that have not yet vested will be held in escrow by the Company. An employee is not entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable. Compensation costs charged against income totaled $43,000 and $126,000 before income taxes for the three and nine months ended October 2, 2010, respectively. Compensation costs before income taxes for the same periods of 2009 were $32,000 and $101,000, respectively, for stock awards. As of October 2, 2010, there was $410,000 of total unrecognized compensation cost related to unvested stock grants under the Company’s Stock Awards Plan.

Synalloy Corporation
Notes To Condensed Consolidated Financial Statements
(Unaudited)

October 2, 2010

A summary of Plan activity for the Company’s Stock Awards Plan for 2010 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding at January 2, 2010	23,134	$17.62

Granted	51,500	$7.88
Vested	(7,059)	$19.30
Forfeited or expired	(19,235)	$8.89
Outstanding at October 2, 2010	48,340	$10.47

NOTE 4--INCOME TAXES

The Company did not have any unrecognized tax benefits accrued at October 2, 2010 and January 2, 2010. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2007 and substantially all material state and local income tax matters for years through 2005. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

Synalloy Corporation
Notes To Condensed Consolidated Financial Statements
(Unaudited)

October 2, 2010

NOTE 6--SEGMENT INFORMATION

The following information is for continuing operations only.

	Three Months Ended		Nine Months Ended
	Oct 2, 2010	Oct 3, 2009	Oct 2, 2010	Oct 3, 2009
Net sales
Metals Segment	$30,871,000	$16,857,000	$80,970,000	$53,619,000
Specialty Chemicals Segment	11,061,000	8,855,000	32,511,000	24,178,000
	$41,932,000	$25,712,000	$113,481,000	$77,797,000
Operating income
Metals Segment	$1,772,000	$307,000	$2,333,000	$973,000
Specialty Chemicals Segment	856,000	1,004,000	3,183,000	1,940,000
	2,628,000	1,311,000	5,516,000	2,913,000
Unallocated expenses (income)
Corporate	388,000	684,000	1,447,000	2,048,000
Interest expense	22,000	91,000	36,000	285,000
Change in fair value of interest
rate swap	-	(37,000)	-	(114,000)
Other expense (income)	(1,000)	146,000	(11,000)	144,000
Income from continuing operations before income taxes	$2,219,000	$427,000	$4,044,000	$550,000

The Specialty Chemicals segment previously contained the Blackman Uhler Specialties, LLC (“BU”) business and the Organic Pigments (“OP”) business, both of which have been disposed of during 2009 and are considered discontinued operations, as discussed in Note 9.  Accordingly, the 2009 segment information for the Specialty Chemicals Segment has been revised to exclude the results of operations of these discontinued operations.

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

Synalloy Corporation
Notes To Condensed Consolidated Financial Statements
(Unaudited)

October 2, 2010

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, trade accounts receivable, cash value of life insurance and borrowings under the Company’s line of credit approximate their fair value.

NOTE 8--PURCHASE OF RAM-FAB, INC.

On August 31, 2009, the Company acquired the business of Ram-Fab, Inc., a stainless and carbon steel pipe fabricator located in Crossett, Arkansas, for a purchase price of $5,708,000 which includes $1,000,000 of goodwill. The acquisition was for cash and was paid from currently available funds.  The Ram-Fab, LLC acquisition has resulted in new piping system opportunities since many projects require both carbon and stainless steel fabrication and expanded the Company’s markets, especially in the energy and chemical industries

NOTE 9--SALE OF BLACKMAN UHLER SPECIALTIES, LLC AND DISCONTINUED OPERATIONS

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

NOTE 10--LEGAL MATTERS

The Company is from time-to-time subject to various claims, other possible legal actions for product liability and other damages, and other matters arising out of the normal conduct of the Company’s business. The Company settled a claim with a Metals Segment customer for a cash payment of $1,900,000, which was paid during the second quarter of 2010. The Company had a $1,400,000 reserve for this claim at the end of 2009 and recorded an additional $500,000 of claims expense in the first quarter of 2010. The Company did not record any other claims expense during the nine month period ended October 2, 2010. There was no claims expense in the first nine months of 2009. Other than environmental contingencies, management is not currently aware of any other asserted or unasserted matters which could have a significant effect on the financial condition or results of operations of the Company.

Synalloy Corporation
Notes To Condensed Consolidated Financial Statements
(Unaudited)

October 2, 2010

NOTE 11--NEW CREDIT FACILITY

On June 30, 2010, the Company entered into a Credit Agreement with a regional bank to provide a $20,000,000 line of credit that expires on June 30, 2013.  The Company’s previous debt facility, with a different lender, was going to expire at the end of 2010.  Interest on the new Credit Agreement is calculated using the One Month LIBOR Rate, plus a pre-defined spread, which is determined by the Company’s Total Funded Debt to EBITDA ratio. Borrowings under the line of credit are limited to an amount equal to a borrowing base calculation that includes eligible accounts receivable, inventories and cash surrender value of the Company’s life insurance. Additionally, the credit facility requires an agreement not to pledge the fixed assets of the Company.  Covenants under the new agreement include maintaining a certain Funded Debt to EBITDA ratio, a minimum tangible net worth, and total liabilities to tangible net worth ratio. The Company will also be limited to a maximum amount of capital expenditures per year, which is in line with the Company’s currently projected needs. As of October 2, 2010, the Company had $1,773,000 borrowed against this credit facility and is in compliance with all covenants.

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

Synalloy Corporation
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is managements’ discussion and analysis of the financial condition and results of operations of the Company for the three and nine month periods ended October 2, 2010. As further discussed below, the Company disposed of two businesses in its Specialty Chemicals Segment during 2009.  Accordingly, the discussion below is based upon the results of continuing operations when comparisons are made to the same periods of 2009.

Consolidated sales for the third quarter of 2010 increased 63 percent to $41,932,000 compared to sales from continuing operations of $25,712,000 for the third quarter of 2009.  The third quarter of 2010 produced net earnings of $1,412,000, or $0.22 per share. This compares to net income from continuing operations of $281,000, or $0.04 per share, in 2009’s third quarter. For the nine months ended October 2, 2010, sales were $113,481,000, up 46 percent from sales of $77,797,000 from continuing operations for the same period of 2009.  Net earnings for the first nine months of 2010 were $2,572,000 or $0.41 per share.  Net earnings from continuing operations for the first nine months of 2009 were $362,000 or $0.06 per share.

Metals Segment Sales of $30,871,000 increased 83 percent in the third quarter of 2010 while operating income was $1,772,000 an increase of 477 percent from the comparable quarter last year. The sales increase resulted from a 73 percent increase in unit volumes combined with a six percent increase in average selling prices. The increase in unit volume resulted primarily from higher commodity pipe sales that reflect the more aggressive marketing of these products to gain market share. The increased unit volumes let us operate the plant at a more efficient level and retain our experienced employees. Non-commodity pipe unit sales volume also increased, reflecting stronger fabrication sales which include the impact of the August 31, 2009 acquisition of Ram-Fab, LLC. Third quarter’s selling prices, when compared to 2009’s third quarter, reflects higher stainless steel prices partially offset by a change in product mix to a higher percent of lower-priced commodity pipe from higher-priced non-commodity pipe and piping systems.  Sales and operating income for the first nine months of 2010 for the Metals Segment increased 51 percent and 140 percent, respectively, from the same period of 2009. The nine month sales increase was comprised of a 63 percent increase in unit volumes partially offset by a seven percent decrease in average selling prices.

The increase in operating income for the third quarter was due to the increase in sales, a more favorable product mix and higher plant utilization and throughput as the segment produced a significantly higher number of pounds during the third quarter of 2010 compared to 2009.  In addition, due to an increase in selling prices of commodity pipe, the Metals Segment generated higher profits from selling lower cost inventories, which contributed to the significant gross profit improvement experienced for the third quarter and first nine months of 2010 compared to the same periods in the prior year. Operating income for the first nine months of 2010 also reflects a $500,000 charge during the first quarter of 2010 for a product claim made by a Metals Segment customer.

On August 31, 2009, the Company acquired the business of Ram-Fab, Inc., a stainless and carbon steel pipe fabricator located in Crossett, Arkansas, for a purchase price of $5,708,000 which includes $1,000,000 of goodwill. The acquisition was for cash and was paid from currently available funds.  The Ram-Fab, LLC acquisition has resulted in new piping system opportunities since many projects require both carbon and stainless steel fabrication and expanded the Company’s markets, especially in the energy and chemical industries

Specialty Chemicals Segment The Specialty Chemicals Segment increased sales by 25 percent in the third quarter and 34 percent for the first nine months of 2010 over the same periods of 2009.  Operating income

Synalloy Corporation
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

decreased 15 percent for the quarter but had a substantial increase of 64 percent for the first nine months of 2010 compared to the same periods last year.  The sales gains came from increases in the sulfated product line and additives for dust control, carpet and agricultural chemicals.  Contract manufacturing also contributed to the sales growth. The decrease in operating income during the third quarter resulted from increases in raw material and other costs not yet passed on in sales prices, changes in product mix and the very high profit margins in last year's third quarter. The increase in profits for the nine months was primarily the result of higher sales.

Consolidated selling, general and administrative expense for the third quarter and first nine months of 2010 decreased $14,000 or one percent and increased $454,000 or six percent, respectively, compared to the same periods for the prior year.  This expense category was six percent and nine percent of sales for the third quarter of 2010 and 2009, respectively, and seven percent and nine percent of sales for the first nine months of 2010 and 2009, respectively.  This cost category decreased for the third quarter of 2010 compared to the third quarter of 2009 due to the accrual of various transaction costs in the prior year associated with the sale of certain corporate property, plant and equipment that was included in the sale of BU.  The nine month increase for 2010 compared to 2009 resulted from additional administrative expense associated with the acquisition of Ram-Fab, LLC in September 2009, increased payroll and related benefit costs plus higher current year performance based bonus accruals for the specialty chemicals segment partially offset by lower environmental charges resulting from the sale of BU at the end of the third quarter of 2009.  Other (income) expense for the third quarter and first nine months of 2009 reflects a $150,000 medical settlement with a former employee of its Augusta, Georgia chemical operation which was closed in 2001.

The Company’s cash balance decreased during the first nine months of 2010 from $14,097,000 at the end of 2009 to $1,429,000 as of October 2, 2010. In addition, the Company had $1,773,000 outstanding on its bank line of credit as of October 2, 2010.  There was no bank indebtedness at the end of 2009. As a result of higher sales and production activity during the first nine months of 2010, compared to 2009, accounts receivable, inventory and accounts payable levels increased at October 2, 2010 when compared to the prior year end, resulting in a $12,121,000 net use of cash for the first nine months of 2010. Other significant cash outlays during the first nine months of 2010 included the purchase of the land and buildings at our Crossett, AR facility which were previously leased from the seller plus the annual dividend of $1,581,000 that was paid in the first quarter of 2010.

On June 30, 2010, the Company entered into a Credit Agreement with a regional bank to provide a $20,000,000 line of credit that expires on June 30, 2013.  The Company’s previous debt facility, with a different lender, was going to expire at the end of 2010.  Interest on the new Credit Agreement is calculated using the One Month LIBOR Rate, plus a pre-defined spread, which is determined by the Company’s Total Funded Debt to EBITDA ratio. Borrowings under the line of credit are limited to an amount equal to a borrowing base calculation that includes eligible accounts receivable, inventories and cash surrender value of the Company’s life insurance. Additionally, the credit facility requires an agreement not to pledge the fixed assets of the Company.  Covenants under the new agreement include maintaining a certain Funded Debt to EBITDA ratio, a minimum tangible net worth, and total liabilities to tangible net worth ratio. The Company will also be limited to a maximum amount of capital expenditures per year, which is in line with the Company’s currently projected needs.  The Company is in compliance with all covenants as of October 2, 2010.

Outlook  Management is very pleased with achieving substantial increases in sales and profits in both our segments during a period of slow economic activity. The Metals Segment’s business is highly dependent on its customers’ capital expenditures which have been significantly impacted by economic conditions. Stainless steel surcharges, which affect our costs of raw materials and selling prices, have increased consistently through June 2010, dropped slightly for the third quarter and are scheduled to increase during the fourth quarter of 2010. While the project and specialty products activities have been soft, there is some recent increase in these sectors. We believe we are the largest and most capable domestic producer of non-commodity stainless pipe and an effective

Synalloy Corporation
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

producer of commodity stainless pipe which should serve us well in the long run. We also continue to be optimistic about the piping systems business over the long term. Approximately 90 percent of the piping systems backlog comes from paper, water and wastewater treatment projects. Piping systems’ backlog was $33,398,000 at October 2, 2010 compared to $33,046,000 at the end of the second quarter 2010 and $54,000,000 at the end of the third quarter of 2009. We estimate that approximately 80 percent of the backlog should be completed over the next twelve months.

The higher sales levels the Specialty Chemicals Segment experienced during the first nine months of the year should continue into the fourth quarter.  Management will continue to monitor raw material cost increases and control spending in order to minimize their effect on Segment profitability.

Sale of Blackman Uhler Specialties & Discontinued Operations On October 2, 2009, the Company entered into an Asset Purchase Agreement with SantoLubes Manufacturing, LLC to sell the specialty chemical business of Blackman Uhler Specialties, LLC (“BU”) along with certain property, plant and equipment held by Synalloy Corporation.  As a result, this operation, which was previously included in the Specialty Chemicals Segment, is being reported as discontinued operations in 2009 results.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Form 10-Q includes and incorporates by reference “forward-looking statements” within the meaning of the securities laws. All statements that are not historical facts are "forward-looking statements." The words "estimate," "project," "intend," "expect," "believe," "anticipate," "plan," "outlook" and similar expressions identify forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions, the impact of competitive products and pricing, product demand and acceptance risks, raw material and other increased costs, customer delays or difficulties in the production of products, unavailability of debt financing on acceptable terms and exposure to increased market interest rate risk, inability to comply with covenants and ratios required by our debt financing arrangements and other risks detailed from time-to-time in Synalloy's Securities and Exchange Commission filings. Synalloy Corporation assumes no obligation to update the information included in this Form 10-Q.

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

PART II: OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2010 the Registrant issued shares of common stock to Non-Employee Directors in lieu of cash for services rendered. Issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering.  During the third quarter of 2010, a Non-employee Director resigned from the Board of Directors and accordingly the following previously issued shares for 2010 director services were forfeited.

		Number of Shares
Date Issued	Class of Purchasers	Forfeited	Consideration
9/24/2010	Non-Employee Directors	(766)	Director Services

Also during the third quarter, the Registrant issued shares of common stock to the following classes of persons upon the exercise of options issued pursuant to the Registrant's 1998 Stock Option Plan. Issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering.

Date Issued	Class of Purchasers	Number of Shares Issued	Aggregate Exercise Price
9/23/2010	Officers and Employees	4,800	$22,320

Item 6. Exhibits
The following exhibits are included herein:
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer and Principal Accounting Officer
32	Certifications Pursuant to 18 U.S.C. Section 1350

Synalloy Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNALLOY CORPORATION
(Registrant)

Date: November 12, 2010	By:	/s/ Ronald H. Braam
Ronald H. Braam
President and Chief Executive Officer

Date: November 12, 2010	By:	/s/ Richard D. Sieradzki
Richard D. Sieradzki
Chief Financial Officer and Principal Accounting Officer