Form 10-K
period 2011-01-01
SYNALLOY CORP
filed 2011-03-25
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
Form 10-K
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 1, 2011
OR
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 0-19687
SYNALLOY CORPORATION (Exact name of registrant as specified in its charter)
Delaware (State of incorporation)	57-0426694 (I.R.S. Employer Identification No.)
Croft Industrial Park, P.O. Box 5627, Spartanburg, South Carolina 29304 (Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (864) 585-3605
Securities registered pursuant to Section 12(b) of the Act Common Stock, $1.00 Par Value (Title of Class)	Name of each exchange on which registered: NASDAQ Global Market
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
Yes __    No  _   (Not yet applicable to Registrant)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes __    No X

Based on the closing price as of July 3, 2010, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $48.2 million. Based on the closing price as of February 28, 2011, the aggregate market value of common stock held by non-affiliates of the registrant was $80.2 million. The registrant did not have any non-voting common equity outstanding at either date.

The number of shares outstanding of the registrant's common stock as of February 28, 2011 was 6,301,699.
Documents Incorporated By Reference
Portions of the Proxy Statement for the 2011 annual shareholders' meeting are incorporated by reference into Part III of this Form 10-K.

Synalloy Corporation Form 10-K For Period Ended January 1, 2011 Table of Contents

Forward-Looking Statements

This Annual Report on Form 10-K includes and incorporates by reference "forward-looking statements" within the meaning of the securities laws. All statements that are not historical facts are "forward-looking statements." The words "estimate," "project," "intend," "expect," "believe," "anticipate," "plan," “outlook” and similar expressions identify forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions; the impact of competitive products and pricing; product demand and acceptance risks; raw material and other increased costs; raw materials availability; employee relations; ability to maintain workforce by hiring trained employees; customer delays or difficulties in the production of products; environmental issues; unavailability of debt financing on acceptable terms and exposure to increased market interest rate risk; inability to comply with covenants and ratios required by our debt financing arrangements; ability to weather an economic downturn; loss of consumer or investor confidence and other risks detailed from time-to-time in Synalloy's Securities and Exchange Commission filings. Synalloy Corporation assumes no obligation to update any forward-looking information included in this Annual Report on Form 10-K.

PART I

Item 1 Business

Synalloy Corporation, a Delaware corporation ("the Company"), was incorporated in 1958 as the successor to a chemical manufacturing business founded in 1945. Its charter is perpetual. The name was changed on July 31, 1967 from Blackman Uhler Industries, Inc. On June 3, 1988, the state of incorporation was changed from South Carolina to Delaware. The Company's executive offices are located at 775 Spartan Boulevard, Suite 102, Spartanburg, South Carolina.

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

Bristol Pipe manufactures welded pipe, primarily from stainless steel, but also from other corrosion-resistant metals. Pipe is produced in sizes from one-half inch to 120 inches in diameter and wall thickness up to one and one-half inches. Sixteen-inch and smaller pipe is made on equipment that forms and welds the pipe in a continuous process. Pipe larger than 16 inches is formed on presses or rolls and welded on batch welding equipment. Pipe is normally produced in standard 20-foot lengths. However, Bristol Pipe has unusual capabilities in the production of long length pipe without circumferential welds. This can reduce installation cost for the customer. Lengths up to 60 feet can be produced in sizes up to 16 inches in diameter. In larger sizes Bristol Pipe has a unique ability among domestic producers to make 48-foot lengths in sizes up to 36 inches. Over the past five years, Bristol has made substantial capital improvements to both Bristol Pipe and BPS, expanding and improving capabilities to service markets requiring large diameter pipe and specialty alloy pipe such as water and waste water treatment, LNG, and scrubber applications for the power industry.  These improvements include expanding its x-ray facilities which allows simultaneous use of real time and film examination; updating material handling equipment; expanding capabilities for forming large pipe on existing batch equipment, giving Bristol Pipe the capability to produce 36-inch diameter pipe in 48-foot lengths with wall thicknesses of up to one inch; adding a shear that has the capacity of shearing stainless steel plate up to one-inch thick; completing plant expansions that allow the manufacture of pipe up to 42 inches in diameter utilizing more readily available raw materials at lower costs, provide additional manufacturing capacity, and provide improved product handling and additional space for planned equipment additions; and installing automated hydro-testing equipment for pipe up to 72 inches in diameter.

A portion of the pipe produced is further processed into piping systems that conform to engineered drawings furnished by the customers. This allows the customer to take advantage of the high quality and efficiency of BPS rather than performing all of the welding at the construction site. BPS’s pipe fabrication shop can make one and one-half inch diameter cold bends on one-half inch through eight-inch stainless pipe with thicknesses up through schedule 40S. Most piping systems are produced from pipe manufactured by Bristol Pipe.

Ram-Fab’s carbon and chrome alloy pipe fabrication enhances the stainless fabrication business of BPS, giving the Segment the capability to quote on all types of pipe fabrication projects utilizing any combination of these three material types. Ram-Fab, which was purchased by the Company in 2009, was established over 20 years ago in Crossett, Arkansas and provides affordable, quality pipe fabrication in carbon steel and high chrome alloys. From power plants to refineries to chemical plants, Ram-Fab serves a broad range of customers, both domestic and international. As a carbon steel and high chrome pipe fabrication facility Ram-Fab is poised to take advantage of the anticipated increase in the construction of power generation plants utilizing coal or natural gas, as well as nuclear. Refinery upgrades and environmental work will also add to the requirements of quality shop-fabricated carbon steel and high chrome systems. Since Bristol does not manufacture carbon or chrome alloy pipe, these materials are purchased from outside suppliers.  During 2010, Ram-Fab completed a capital project to add a temperature and humidity controlled paint facility.  Since the majority of its carbon steel fabrication systems requires painting, this will increase their production throughput while improving quality.

In order to establish stronger business relationships, only a few raw material suppliers are used. Five suppliers furnish about 84 percent of total dollar purchases of raw materials, with one supplier totaling about 49 percent. However, the Company does not believe that the loss of any of these suppliers would have a materially adverse effect on the Company as raw materials are readily available from a number of different sources, and the Company anticipates no difficulties in fulfilling its requirements.

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

The Specialty Chemicals Segment maintains five laboratories for applied research and quality control which are staffed by ten employees.

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

Sales and Distribution

Metals Segment – The Metals Segment utilizes separate sales organizations for its different product groups. Stainless steel pipe is sold nationwide under the Brismet trade name through authorized stocking distributors at warehouse locations throughout the country. In addition, large quantity orders are shipped directly from Bristol's plant to end-user customers. Producing sales and providing service to the distributors and end-user customers are the President, two outside sales employees, seven independent manufacturers' representatives and nine inside sales employees. The Metals Segment has one domestic customer that accounted for approximately eleven percent of the Metals Segment’s revenues in 2010 and 2008, respectively, and was less than ten percent for 2009. The Segment also has one other domestic customer that accounted for less than ten percent of the Segment’s revenues in 2010 but was approximately ten and twelve percent in 2009 and 2008, respectively. Loss of either of these customers’ revenues would have a material adverse effect on both the Metals Segment and the Company.

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

Specialty Chemicals Segment – Specialty chemicals are sold directly to various industries nationwide by five full-time outside sales employees and five manufacturers' representatives. In addition, the President and other members of the management team of MC devote a substantial part of their time to sales. The Specialty Chemicals Segment has one domestic customer that accounted for approximately 24 percent of the Segment’s revenues in 2010 and 2009 and 20 percent of revenues in 2008. Loss of this customer’s revenues would have a material adverse effect on both the Specialty Chemicals Segment and the Company.

Competition

Metals Segment – Welded stainless steel pipe is the largest sales volume product of the Metals Segment. Although information is not publicly available regarding the sales of most other producers of this product, management believes that the Company is one of the largest domestic producers of such pipe. This commodity product is highly competitive with seven known domestic producers and imports from many different countries. The largest sales volume among the non-commodity specialized products comes from fabricating stainless, nickel alloys, chrome alloys and carbon piping systems. Management believes the Company is one of the largest producers of such systems. There is also significant competition in the piping systems’ markets with 13 known domestic suppliers with similar capabilities as BPS and Ram-Fab, along with many other smaller suppliers.

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

Research and Development Activities

The Company spent approximately $392,000 in 2010, $289,000 in 2009 and $348,000 in 2008 on research and development activities that were expensed in its Specialty Chemicals Segment. Four individuals, all of whom are graduate chemists, are engaged primarily in research and development of new products and processes, the improvement of existing products and processes, and the development of new applications for existing products.

Seasonal Nature of the Business

The Company’s businesses and products are not normally subject to any seasonal impact causing significant variations from one quarter to another.

Backlogs

The Specialty Chemicals Segment operates primarily on the basis of delivering products soon after orders are received. Accordingly, backlogs are not a factor in this business. The same applies to commodity pipe sales in the Metals Segment. However, backlogs are important in the Metals Segment’s piping systems products because they are produced only after orders are received, generally as the result of competitive bidding. Order backlogs for these products were $25,300,000 at the end of 2010. Approximately 80 percent of the backlog should be completed in 2011. The backlog totaled $44,300,000 and $45,500,000 at the 2009 and 2008 respective year ends.

Employee Relations

As of January 1, 2011, the Company had 441 employees. The Company considers relations with employees to be satisfactory. The number of employees of the Company represented by unions, all located at the Bristol, Tennessee facility, is 231, or 52 percent of the Company’s employees. They are represented by two locals affiliated with the AFL-CIO and one local affiliated with the Teamsters. Collective bargaining contracts will expire in January 2015, February 2014 and March 2015.

Financial Information about Geographic Areas

Information about revenues derived from domestic and foreign customers is set forth in Note M to the Consolidated Financial Statements.

Available information

The Company electronically files with the Securities and Exchange Commission (SEC) its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its periodic reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the “1934 Act”), and proxy materials pursuant to Section 14 of the 1934 Act. The SEC maintains a site on the Internet, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company also makes its filings available, free of charge, through its Web site, www.synalloy.com, as soon as reasonably practical after the electronic filing of such material with the SEC.

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

Certain of our employees in the Metals Segment are covered by collective bargaining agreements, and the failure to renew these agreements could result in labor disruptions and increased labor costs. We have 231 employees represented by unions at the Bristol, Tennessee facility, which is 52 percent of our total employees. They are represented by two locals affiliated with the AFL-CIO and one local affiliated with the Teamsters. Collective bargaining contracts will expire in January 2015, February 2014 and March 2015. Although we believe that our present labor relations are satisfactory, our failure to renew these agreements on reasonable terms as the current agreements expire could result in labor disruptions and increased labor costs, which could adversely affect our financial performance.

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

Item 1B Unresolved Staff Comments

None.

Item 2 Properties

The Company operates the major plants and facilities listed below, all of which are in adequate condition for their current usage. All facilities throughout the Company are believed to be adequately insured. The buildings are of various types of construction including brick, steel, concrete, concrete block and sheet metal. All have adequate transportation facilities for both raw materials and finished products. The Company owns all of these plants and facilities, except the dye blending and warehouse facilities located in Dalton, GA, and the corporate offices located in Spartanburg, SC.

Location	Principal Operations	Building Square Feet	Land Acres
Cleveland, TN	Chemical manufacturing and warehousing facilities	118,000	8.6
Bristol, TN	Manufacturing of stainless steel pipe and stainless steel piping systems	275,000	73.1
Crossett, AR	Manufacturing carbon and chrome alloy piping systems	133,000	19.8
Dalton, GA	Dye blending and warehouse facilities (1)	32,000	2.0
Spartanburg, SC	Corporate headquarters (1)	6,000	-
Augusta, GA	Chemical manufacturing (2)	-	46.0

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

PART II

Item 5 Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company had 705 common shareholders of record at February 28, 2011. The Company's common stock trades on the NASDAQ Global Market under the trading symbol SYNL. The Company’s credit agreement only restricts the payment of dividends through a minimum tangible net worth covenant. The Company paid a $0.25 cash dividend on December 8, 2010, a $0.25 cash dividend on March 22, 2010, a $0.10 cash dividend on March 10, 2009, and a $0.25 cash dividend on March 7, 2008. The prices shown below are the high and low sales prices for the common stock for each full quarterly period in the last two fiscal years as quoted on the NASDAQ Global Market.

	2010		2009
Quarter	High	Low	High	Low
1st	$ 9.22	$ 7.47	$ 6.83	$ 3.85
2nd	11.04	7.97	8.68	5.25
3rd	10.15	8.25	10.49	7.88
4th	12.25	8.40	9.98	7.75

Unregistered Sales of Equity Securities

Pursuant to the compensation arrangement with directors discussed under Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in this Form 10-K, on April 24, 2010, the Company issued to each of its non-employee directors 1,531 shares of its common stock (an aggregate of 7,655 shares). Such shares were issued to the directors in lieu of $15,000 of their annual cash retainer fees. During 2010, a non-employee director resigned from the Board of Directors resulting in the forfeiture of 765 shares. Issuance of these shares was not registered under the Securities Act of 1933 based on the exemption provided by Section 4(2) thereof because no public offering was involved. During 2010, the Company also issued 7,059 shares of common stock to management and key employees that vested pursuant to the 2005 Stock Awards Plan. Issuance of these shares was not registered under the Securities Act of 1933 based on the exemption provided by Section 4(2) thereof because no public offering was involved. Also during 2010, the Registrant issued shares of common stock to the following classes of persons upon the exercise of options issued pursuant to the Registrant's 1998 Stock Option Plan. Issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering.

Date Issued	Class of Purchasers	Number of Shares Issued	Aggregate Exercise Price
2/27/2010	Officers and Employees	3,600	$16,740
5/6/2010	Non-Employee Directors	1,500	$10,125
9/23/2010	Officers and Employees	4,800	$22,320
		9,900	$49,185

Neither the Company, nor any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934) on behalf of the Company repurchased any of the Company’s securities during the fourth quarter of 2010.

Item 6 Selected Financial Data

(Dollar amounts in thousands except for per share data)

Selected Financial Data and Other Financial Information

	2010	2009	2008	2007	2006
Operations
Net sales	$151,121	$103,640	$167,269	$155,704	$131,404
Gross profit	15,916	9,489	18,552	25,564	20,163
Selling, general & administrative expense	9,724	8,787	9,729	10,079	8,835
Operating income	6,192	702	8,823	15,485	11,328
Net income continuing operations	4,034	219	5,631	9,481	6,699
Net (loss) income discontinued operations	-	(4)	352	644	909
Net income	4,034	215	5,983	10,125	7,608
Financial Position
Total assets	81,375	78,252	94,666	96,621	89,810
Working capital	43,232	44,123	49,433	45,446	43,237
Long-term debt, less current portion	219	-	9,959	10,246	17,731
Shareholders' equity	63,875	62,721	62,867	58,140	47,127
Financial Ratios
Current ratio	4.0	4.5	3.7	2.7	2.9
Gross profit to net sales	11%	9%	11%	16%	15%
Long-term debt to capital	0%	0%	14%	15%	27%
Return on average assets	5%	0%	6%	10%	8%
Return on average equity	6%	0%	9%	18%	16%
Per Share Data (income/(loss) – diluted)
Net income continuing operations	$0.64	$0.03	$0.90	$1.51	$1.07
Net income (loss) discontinued operations	-	(0.00)	0.05	0.10	0.15
Net income	0.64	0.03	0.95	1.61	1.22
Dividends declared and paid	0.50	0.10	0.25	0.15	-
Book value	10.16	10.01	10.06	9.32	7.68
Other Data
Depreciation and amortization	$2,642	$2,402	$2,082	$1,997	$2,095
Capital expenditures	$5,095	$1,892	$3,059	$3,340	$2,343
Employees at year end	441	466	459	482	437
Shareholders of record at year end	704	790	826	834	897
Average shares outstanding - diluted	6,309	6,269	6,281	6,296	6,234
Stock Price
Price range of common stock
High	$12.25	$10.49	$17.96	$47.45	$18.90
Low	7.47	3.85	3.52	14.79	10.38
Close	12.12	9.42	5.00	17.67	18.54

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

The Company maintains allowances for doubtful accounts, $435,000 as of January 1, 2011, for estimated losses resulting from the inability of its customers to make required payments and for disputed claims and quality issues. If the financial condition of any of the customers of the Company were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The Company writes down its inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and current market conditions. As of January 1, 2011, the Company has $3,299,000 accrued for inventory obsolescence and market reserves. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

As noted in Note E to the Consolidated Financial Statements included in Item 8 of this Form 10-K, the Company has accrued $936,000 as of January 1, 2011, in environmental remediation costs which, in management's best estimate, are expected to satisfy anticipated costs of known remediation requirements as outlined in Note E. Expenditures related to costs currently accrued are not discounted to their present values and are expected to be made over the next three to four years. However, as a result of the evolving nature of the environmental regulations, the difficulty in estimating the extent and necessary remediation of environmental contamination, and the availability and application of technology, the estimated costs for future environmental compliance and remediation are subject to uncertainties and it is not possible to predict the amount or timing of future costs of environmental matters which may subsequently be determined. Changes in information known to management or in applicable regulations may require the Company to record additional remediation reserves.

The Company continually reviews the recoverability of the carrying value of long-lived assets. Long-lived assets are reviewed for impairment when events or changes in circumstances, (also referred to as “triggering events”), indicate that the carrying value of a long-lived asset or group of assets (the “Assets”) may no longer be recoverable. Triggering events include: a significant decline in the market price of the Assets; a significant adverse change in the operating use or physical condition of the Assets; a significant adverse change in legal factors or in the business climate impacting the Assets’ value, including regulatory issues such as environmental actions; the generation by the Assets of historical cash flow losses combined with projected future cash flow losses; or, the expectation that the Assets will be sold or disposed of significantly before the end of the useful life of the Assets. The Company concluded that there were no indications of impairment requiring further testing during the year ended January 1, 2011.

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

The Company has goodwill of $1,355,000 recorded as part of its acquisition, in 1996, of Manufacturers Soap and Chemical Company, operating within the Chemicals Segment, and $1,000,000 recorded as part of its acquisition in 2009, of Ram-Fab, Inc., operating within the Metals Segment. Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is to be tested for impairment at least on an annual basis. The initial step of the goodwill impairment test involves a comparison of the fair value of the reporting unit in which the goodwill is recorded, with its carrying amount. If the reporting unit’s fair value exceeds its carrying value, no impairment loss is recognized and the second step, which is a calculation of the impairment, is not performed. However, if the reporting unit’s carrying value exceeds its fair value, an impairment charge equal to the difference in the carrying value of the goodwill and the implied fair value of the goodwill is recorded. Implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to the assets and liabilities of the reporting unit as if it had been acquired in a business combination. The excess of the fair value of the reporting unit over the amounts allocated to assets and liabilities is the implied fair value of goodwill.  In making our determination of fair value of the reporting unit, we rely on the discounted cash flow method. This method uses projections of cash flows from the reporting unit. This approach requires significant judgments including the Company’s projected net cash flows, the weighted average cost of capital (“WACC”) used to discount the cash flows and terminal value assumptions. We derive these assumptions used in our testing from several sources. Many of these assumptions are derived from our internal budgets, which would include existing sales data based on current product lines and assumed production levels, manufacturing costs and product pricing. We believe that our internal forecasts are consistent with those that would be used by a potential buyer in valuing our reporting units. The WACC rate is based on an average of the capital structure, cost of capital and inherent business risk profiles of the Company. The assumptions used in our valuation are interrelated. The continuing degree of interrelationship of these assumptions is, in and of itself a significant assumption. Because of the interrelationships among the assumptions, we do not believe it would be meaningful to provide a sensitivity analysis on any of the individual assumptions. However, one key assumption in our valuation model is the WACC. If the WACC, which is used to discount the projected cash flows, were higher, the measure of the fair value of the net assets of the reporting unit would decrease. Conversely, if the WACC were lower, the measure of the fair value of the net assets of the reporting unit would increase. Changes in any of the Company’s other estimates could also have a material effect on the estimated future undiscounted cash flows expected to be generated by the reporting unit’s assets. Based on the Company’s goodwill impairment test in the fourth quarter of 2010, each reporting unit’s fair value exceeded its carrying value, therefore no further testing was required and no impairment loss was recognized.

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

Liquidity and Capital Resources

Cash flows used in operating activities during 2010 totaled $6,048,000 compared to cash flows provided by continuing operations during 2009 of $19,903,000, or a decline in cash flows of $25,951,000 from 2009 to 2010. Cash flows provided by discontinued operations for 2009 was $286,000. Cash flows in 2010 were generated from net income totaling $6,676,000 before depreciation and amortization expense of $2,642,000. Cash flows were adversely affected in 2010 by a $8,849,000 increase in the Company’s inventories as inventories increased, net of reserves, from $25,504,000 at the end of 2009 to $34,353,000 at the end of 2010. Substantially all of the increase occurred in the Metals Segment to support higher 2011 sales projections. Accounts receivable increased by $5,932,000 in 2010, net of reserves, reflecting a 46 percent increase in sales in the fourth quarter of 2010 over the fourth quarter of 2009. In addition, accounts payable increased $4,092,000 in 2010, resulting primarily from the timing of the receipt of and payment for stainless steel raw materials by the Metals Segment at year end. Also negatively impacting cash flows in 2010 was a decline in accrued expenses at the end of 2010 compared to the end of 2009 of $2,514,000, as advances from customers (prepayments from customers used to purchase raw materials required for piping systems projects) declined $1,679,000 and a customer product claim was paid during 2010 for $1,900,000.  These amounts were partially offset by higher accruals for profit based incentives of $552,000 reflecting higher profits earned in 2010 compared to 2009.

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

In 2010, the Company’s current assets increased $605,000 and current liabilities increased $1,496,000, from the year ended 2009 amounts, which caused working capital for 2010 to decrease by $891,000 to $43,232,000 from the 2009 total of $44,123,000. The current ratio for the year ended January 1, 2011, decreased to 4.0:1 from the 2009 year-end ratio of 4.5:1.

The Company also used cash during 2010 to fund capital expenditures of $5,095,000, which included $2,037,000 for the purchase in June 2010 of the land and buildings of Ram-Fab to complete the acquisition.  Also, during 2010, the Company paid a $0.25 dividend on March 22, 2010 and another $0.25 dividend on December 8, 2010.  Total cash outlay for the dividends amounted to $3,166,000. The Company expects that along with the existing amount of cash on hand, cash flows from 2011 operations and available borrowings will be sufficient to make debt payments (if any), fund estimated 2011 capital expenditures of $4,300,000 and have sufficient resources to expand into other business opportunities.

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

Results of Operations

Comparison of 2010 to 2009

For 2010, the Company generated net earnings from continuing operations of $4,034,000, or $0.64 per share, on sales of $151,121,000, compared to net earnings from continuing operations of $219,000, or $0.03 per share, on sales of $103,640,000 in the prior year. The Company generated net earnings from continuing operations of $1,462,000, or $0.23 per share, on sales of $37,639,000 in the fourth quarter of 2010, compared to a net loss from continuing operations of $143,000, or $0.02 loss per share, on sales of $25,843,000 in the fourth quarter of 2009. The Company did not have discontinued operations for 2010 but generated a net loss from discontinued operations of $4,000, or $0.00 loss per share, and a net loss of $144,000, or $0.03 loss per share, for the fiscal year and fourth quarter of 2009, respectively. As a result, the Company earned $4,034,000, or $0.64 per share, and $1,462,000, or $0.23 per share, for the fiscal year and fourth quarter of 2010, respectively, compared to net earnings of $215,000, or $0.03 per share, and a net loss of $287,000, or $0.05 loss per share, for the same periods in 2009.

Consolidated gross profits from continuing operations increased 68 percent to $15,916,000 in 2010, compared to $9,489,000 in 2009, and as a percent of sales increased to eleven percent of sales in 2010 compared to nine percent of sales in 2009. Most of the improvement in dollars and in percentage of sales was attributable to the Metals Segment as discussed in the Metals Segment Comparison of 2010 to 2009 below. Consolidated selling, general and administrative expense for 2010 increased by $937,000, compared to 2009, and was six percent and nine percent of sales for 2010 and 2009, respectively. The dollar increase resulted primarily from including a full year of selling and administrative costs for Ram-Fab in 2010 compared to four months in 2009. Also, management incentive bonuses, which are based on profits, increased in 2010 compared to 2009.

Comparison of 2009 to 2008

For the fiscal year ending January 2, 2010, the Company generated net earnings from continuing operations of $219,000, or $0.03 per share, on sales of $103,640,000, compared to net earnings from continuing operations of $5,631,000, or $0.90 per share, on sales of $167,269,000 in the prior year. The Company generated a loss from continuing operations of $143,000, or $0.02 per share, on sales of $25,843,000 in the fourth quarter of 2009, compared to a net loss from continuing operations of $644,000, or $0.10 per share, on sales of $36,657,000 in the fourth quarter of 2008. The Company recorded net losses from discontinued operations of $4,000, or $0.00 loss per share, and $144,000, or $0.03 loss per share, for the fiscal year and fourth quarter of 2009, respectively, compared to net earnings from discontinued operations of $352,000, or $0.05 per share, and $131,000, or $0.02 per share, for the same periods a year earlier. As a result, the Company earned $215,000, or $0.03 per share, and lost $287,000, or $0.05 per share, for the fiscal year and fourth quarter of 2009, respectively, compared to net earnings of $5,983,000, or $0.95 per share, and a net loss $513,000, or $0.08 per share, for the same periods in 2008.

Consolidated gross profits from continuing operations declined 49 percent to $9,489,000 in 2009, compared to $18,552,000 in 2008, and as a percent of sales decreased to nine percent of sales in 2009 compared to eleven percent of sales in 2008. The decreases in dollars and in percentage of sales were attributable to the Metals Segment as discussed in the Metals Segment Comparison of 2009 to 2008 below. Consolidated selling, general and administrative expense from continuing operations for 2009 decreased by $942,000, compared to 2008, but increased to nine percent as a percent of sales from six percent. The dollar decrease in 2009 when compared to 2008 resulted primarily from a $554,000 decrease in management incentives, which are based on profits, coupled with a $347,000 decline in environmental expenses, which were favorably impacted by the divestiture of part the chemical businesses.

Metals Segment–The following table summarizes operating results and backlogs for the three years indicated. Reference should be made to Note M to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

	2010		2009		2008
(Amounts in thousands)	Amount	%	Amount	%	Amount	%
Net sales	$108,544	100.0%	$70,891	100.0%	$131,877	100.0%
Cost of goods sold	99,367	91.5%	66,713	94.1%	117,856	84.9%
Gross profit	9,177	8.5%	4,178	5.9%	14,021	10.6%
Selling, general and
administrative expense	5,403	5.0%	4,190	5.9%	4,695	3.6%
Operating income (loss)	$3,774	3.5%	$(12)	0.0%	$9,326	7.0%
Year-end backlogs -
Piping systems	$25,300		$44,300		$45,500

Comparison of 2010 to 2009 – Metals Segment

The Metals Segment sales increased 53 percent for the year ended 2010 compared to 2009 from a 50 percent increase in unit volumes combined with a two percent increase in average selling prices. Gross profit for 2010 increased 120 percent to $9,177,000, or nine percent of sales, from 2009 year end’s total of $4,178,000, or six percent of sales. Operating income for 2010 was $3,774,000 compared to an operating loss of $12,000 for 2009. Sales for the fourth quarter of 2010 increased 60 percent to $27,573,000 from sales of $17,272,000 in the fourth quarter of 2009, resulting from a 18 percent increase in unit volumes and a 35 percent increase in average selling prices. The Segment had a gross profit of $2,936,000, or eleven percent of sales, for the fourth quarter of 2010 compared to a gross profit of $161,000, or one percent of sales, for the fourth quarter of 2009. The Segment generated operating income of $1,441,000 in the fourth quarter of 2010 compared to an operating loss of $985,000 for the fourth quarter of 2009.

The large unit volume improvement for 2010 compared to 2009 was essentially the result of increased commodity pipe sales resulting from an aggressive effort to gain market share combined with a modest increase in non-commodity products.  Although sales prices per pound increased about 16 percent for both commodity and non-commodity products, the change in product mix to a much higher percentage of commodity pipe resulted in the modest overall selling price increase. Operating income for 2010 also reflects a $500,000 charge during the first quarter for a product claim made by a Metals Segment customer and $1,100,000 was expensed for this claim in 2009, $343,000 of which was recorded in the fourth quarter of 2009. Fourth quarter 2010 unit volumes increased as a result of the aforementioned aggressive marketing effort partially offset by lower non-commodity unit sales.  Fourth quarter’s selling prices, when compared to 2009’s fourth quarter, reflects primarily much higher prices for non-commodity products resulting from selling more expensive special alloys.  Higher stainless steel prices and a change in product mix to a higher percent of lower-priced commodity pipe also impacted the average selling price.  The improvement in fourth quarter operating income came primarily from our fabricated piping systems operations. Piping systems’ backlog was $25,300,000 at the end of the fourth quarter of 2010 compared to $44,300,000 at the end of the fourth quarter of 2009.

Selling, general and administrative expense increased $1,214,000, or 29 percent in 2010 when compared to 2009, and was five percent of sales compared to six percent of sales for 2010 and 2009, respectively. The dollar increase was attributable to including a full year of Ram-Fab’s selling, general and administrative expense during 2010 compared to only four months for 2009 since Ram-Fab was acquired by the Company on August 31, 2009.  Also, higher incentive based bonuses were earned for 2010 based upon the higher profits for the current year.

Comparison of 2009 to 2008 – Metals Segment

The Metals Segment sales decreased 46 percent for the year from a 37 percent decline in average selling prices, coupled with a 12 percent decline in unit volumes. Sales for the fourth quarter decreased 39 percent compared to 2008 from a 29 percent decline in average selling prices, coupled with a twelve percent decline in unit volumes. The Segment experienced operating losses of $12,000 and $985,000 for the year and fourth quarter of 2009 compared to a profit of $9,326,000 for the year and a fourth quarter loss of $1,196,000 in the same periods in 2008, respectively. Sales of commodity pipe were down 47 percent and 48 percent for the year and in the fourth quarter, as average selling prices declined 38 percent and 22 percent and unit volumes decreased 15 percent and 33 percent for the year and in the quarter, respectively, compared to the same periods of 2008. Non-commodity pipe and piping systems also experienced declines in sales for the year and fourth quarter, down 44 percent and 31 percent respectively. The decrease in sales for the year resulted from a 38 percent decline in average selling prices and a nine percent decrease in unit volumes. The decrease for the quarter resulted from a 47 percent decline in average selling prices, offset by a 31 percent increase in unit volumes, when compared to the fourth quarter of 2008. The volume increase for non-commodity pipe and piping systems in the fourth quarter resulted primarily from the acquisition on August 31, 2009, of Ram-Fab.

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

Selling, general and administrative expense decreased $505,000, or eleven percent in 2009 when compared to 2008, but increased to six percent of sales in 2009 compared to four percent of sales in 2008. The dollar decrease came primarily from decreased management incentives, which are based on profits.

Specialty Chemicals Segment–The following tables summarize operating results for the three years indicated. Reference should be made to Note M to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

	2010		2009		2008
(Amounts in thousands)	Amount	%	Amount	%	Amount	%
Net sales	$42,577	100.0%	$32,749	100.0%	$35,392	100.0%
Cost of goods sold	35,838	84.2%	27,438	83.8%	30,861	87.2%
Gross profit	6,739	15.8%	5,311	16.2%	4,531	12.8%
Selling, general and
administrative expense	2,779	6.5%	2,589	7.9%	2,541	7.2%
Operating income	$3,960	9.3%	$2,722	8.3%	$1,990	5.6%

Comparison of 2010 to 2009 – Specialty Chemicals Segment

The Specialty Chemicals Segment sales increased 30 percent for the year ended 2010 compared to 2009. Gross profit for the year ended 2010 increased 28 percent to $6,739,000, or 16 percent of sales, compared to a gross profit of $5,311,000, or 16 percent of sales, for 2009. Operating income increased 46 percent to $3,960,000 for the year ended 2010 compared to $2,722,000 earned in 2009. Sales increased 17 percent to $10,066,000 for the fourth quarter of 2010 compared to $8,571,000 for the fourth quarter of 2009. Gross profit for the fourth quarter of 2010 was $1,400,000 or 14 percent of sales, which approximated the fourth quarter of 2009’s total of $1,406,000, or 16 percent of sales. Operating income declined one percent to $777,000 for the fourth quarter of 2010 compared to $783,000 for the fourth quarter of 2009. The sales gain came from increases in the sulfated product line and additives for dust control and agricultural chemicals. Contract manufacturing also contributed to the sales growth. The declines in gross profit and operating income for the fourth quarter of 2010, when compared to the same period in 2009, were caused primarily by our inability to pass on all of the increases in raw material costs, especially from naturally occurring fats and oils and petroleum derivatives.

Selling, general and administrative expense increased $190,000 or seven percent in 2010 compared to the 2009 amount, and decreased to seven percent of sales in 2010 from eight percent of sales in 2009. The increase resulted primarily from increased selling commissions from the increase in sales in 2010 compared to 2009 plus higher incentive based bonuses for the current year.

Comparison of 2009 to 2008 – Specialty Chemicals Segment

The Specialty Chemicals Segment’s operating income for the year increased 37 percent to $2,722,000 on sales of $32,749,000 compared to operating income of $1,990,000 on sales of $35,392,000 in 2008. Operating income for the fourth quarter of 2009 increased 230 percent to $783,000 on sales of $8,571,000 compared to operating income of $237,000 on sales of $8,449,000 for the fourth quarter of 2008. During 2008, the Segment experienced rising raw material and energy costs throughout the year and while management increased prices in an effort to offset the cost increases, the increases were not sufficient to prevent the cost increase from impacting profitability. During 2009, the increases in raw material and energy costs abated and in some cases actually declined, forcing Management to lower selling prices, which caused the sales decline for the year. However, price levels remained at levels allowing the Segment to maintain a higher level of profitability in 2009 compared to 2008. The Segment experienced strong sales volumes in the majority of its markets throughout the fourth quarter of 2009, which contributed to the increases in sales and profits achieved in the fourth quarter compared to the same period last year.

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

Selling, general and administrative expense increased $48,000 or two percent of sales in 2009 compared to the 2008 amount, and increased to eight percent of sales in 2008 from seven percent of sales in 2008. The increase resulted primarily from increased management incentives, which are based on profits.

Unallocated Income and Expense

Reference should be made to Note M to the Consolidated Financial Statements, included in Item 8 of this Form 10-K, for the schedule that includes these items.

Comparison of 2010 to 2009 – Corporate

Corporate expense decreased $467,000, or 23 percent, to $1,541,000, or one percent of sales, for 2010, compared to $2,008,000, or two percent of sales, in 2009. The decrease resulted primarily from a decrease in environmental expenses that were eliminated by the sale of BU at the end of the third quarter of 2009. There was no environmental expense during 2010, compared to $343,000 in 2009. The remainder of the decrease resulted from lower performance based bonuses for 2010.  Higher bonuses were awarded in 2009 due to the Ram-Fab acquisition and BU / OP disposition.  Interest expense in 2010 decreased $165,000 from 2009 as a result of lower outstanding debt balances during 2010 compared to 2009. Other expense for the prior year reflects a $150,000 medical settlement with a former employee of the Company’s Augusta, Georgia chemical operation which was closed in 2001. No similar charge occurred in the current year.

Comparison of 2009 to 2008 – Corporate

Unallocated corporate expenses in the fourth quarter of 2009 include a $106,000 favorable adjustment from the reversal of accrued environmental remediation liabilities on projects at the Company’s Spartanburg location that were completed in the quarter. In addition, corporate expenses in the quarter were favorably impacted by reduced quarterly environmental charges of approximately $100,000 that were eliminated by the sale of BU at the end of the third quarter of 2009. Unallocated Corporate Expenses for the year and fourth quarter also declined over last year’s totals for the same periods as a result of no management incentive in 2009, which is based on profits.

Contractual Obligations and Other Commitments

As of January 1, 2011, the Company’s contractual obligations and other commitments were as follows:

(Amounts in thousands)		Payment Obligations for the Year Ended
	Total	2011	2012	2013	2014	2015	Thereafter
Obligations:
Revolving credit facility	$219	$-	$-	$219	$-	$-	$-
Interest payments	20	8	8	4	-	-	-
Operating leases	93	56	14	10	7	6	-
Purchase obligations	-	-	-	-	-	-	-
Deferred compensation (1)	471	73	83	83	83	83	66
Total	$803	$137	$105	$316	$90	$89	$66
(1) For a description of the deferred compensation obligation, see Note F to the Consolidated Financial Statements included in
Item 8 of this Form 10-K.

Current Conditions and Outlook

Management is very pleased with achieving substantial increases in sales and profits in both our segments during a period of slow economic activity. The Metals Segment's business is highly dependent on its customers' capital expenditures which have been significantly impacted by economic conditions. Stainless steel surcharges, which affect our costs of raw materials and selling prices, have increased consistently through June 2010, dropped slightly for the third quarter but increased during the fourth quarter of 2010 and are projected to increase for the first quarter of 2011. While the project and specialty products activities have been soft, there is some recent increase in these sectors. We believe we are the largest and most capable domestic producer of non-commodity stainless steel pipe and an effective producer of commodity stainless steel pipe which should serve us well in the long run. We also continue to be optimistic about the piping systems business over the long term. Approximately 90 percent of the piping systems backlog comes from paper, water and wastewater treatment projects. Piping systems' backlog was $25,300,000 at January 1, 2011 compared to $44,300,000 at the end of 2009. We estimate that approximately 80 percent of the backlog should be completed over the next 12 months.

The higher sales levels the Specialty Chemicals Segments experienced during 2010 should continue into 2011. Business conditions continue to be strong in our markets. Management will continue to monitor raw material cost increases and control spending in order to minimize their effect on Segment profitability.

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

Fair value of the Company's debt obligations, which approximated the recorded value, consisted of:

At January 1, 2011

$219,000 under a $20,000,000 revolving line of credit expiring on June 30, 2013 with a variable interest rate of 1.76 percent.

At January 2, 2010

The Company had no outstanding bank indebtedness

Item 8 Financial Statements and Supplementary Data

The Company’s consolidated financial statements, related notes, report of management and report of the independent registered public accounting firm follow on subsequent pages of this report.

Consolidated Balance Sheets
Years ended January 1, 2011 and January 2, 2010
	2010	2009
Assets
Current assets
Cash and cash equivalents	$108,902	$14,096,557
Accounts receivable, less allowance for doubtful
accounts of $435,000 and $355,000, respectively	19,972,900	14,041,130
Inventories
Raw materials	12,660,670	8,639,078
Work-in-process	9,571,811	8,418,840
Finished goods	12,120,276	8,446,406
Total inventories	34,352,757	25,504,324
Deferred income taxes	2,257,000	1,702,000
Prepaid expenses and other current assets	814,185	1,556,423
Total current assets	57,505,744	56,900,434

Cash value of life insurance	3,029,566	2,959,637
Property, plant and equipment, net	18,191,947	15,796,882
Goodwill	2,354,730	2,354,730
Deferred charges, net and other non-current assets	293,372	240,000

Total assets	$81,375,359	$78,251,683

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$10,674,077	$6,581,631
Accrued expenses	3,306,291	5,820,748
Current portion of environmental reserves	293,456	375,000
Total current liabilities	14,273,824	12,777,379

Long-term debt	219,275	-
Environmental reserves	643,000	750,000
Deferred compensation	302,159	380,562
Deferred income taxes	2,062,000	1,623,000

Shareholders' equity
Common stock, par value $1 per share - authorized
12,000,000 shares; issued 8,000,000 shares	8,000,000	8,000,000
Capital in excess of par value	942,707	856,021
Retained earnings	69,981,395	69,113,403
	78,924,102	77,969,424
Less cost of common stock in treasury: 1,710,591 and
1,733,424 shares, respectively	15,049,001	15,248,682
Total shareholders' equity	63,875,101	62,720,742
Commitments and contingencies – See Note K

Total liabilities and shareholders' equity	$81,375,359	$78,251,683

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
	2010	2009	2008

Net sales	$151,120,668	$103,639,587	$167,268,987

Cost of sales	135,204,721	94,150,808	148,717,173

Gross profit	15,915,947	9,488,779	18,551,814

Selling, general and administrative expense	9,723,590	8,786,544	9,729,026

Operating income	6,192,357	702,235	8,822,788

Other (income) and expense
Interest expense	54,240	350,400	684,943
Change in fair value of interest rate swap	-	(131,000)	181,000
Other, net	(11,706)	131,210	(256)

Income from continuing operations before income tax	6,149,823	351,625	7,957,101
Provision for income taxes	2,116,000	133,000	2,326,000

Net income from continuing operations	4,033,823	218,625	5,631,101

Income from discontinued operations before income tax	-	36,891	521,591
Provision for income taxes	-	41,000	170,000

Net (loss) income from discontinued operations	-	(4,109)	351,591

Net income	$4,033,823	$214,516	$5,982,692

Net income (loss) per basic common share:
Continuing operations	$ 0.64	$ 0.03	$ 0.90
Discontinued operations	-	(0.00)	0.06
Net income	$ 0.64	$ 0.03	$ 0.96

Net income (loss) per diluted common share:
Continuing operations	$ 0.64	$ 0.03	$ 0.90
Discontinued operations	-	(0.00)	0.05
Net income	$ 0.64	$ 0.03	$ 0.95

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity

		Capital in		Cost of Common
	Common	Excess of	Retained	Stock in
	Stock	Par Value	Earnings	Treasury	Total
Balance at December 29, 2007	$8,000,000	$532,860	$65,113,597	$(15,506,175)	$58,140,282

Net income			5,982,692		5,982,692
Payment of dividends, $.25
per share			(1,566,294)		(1,566,294)
Issuance of 9,229 shares
of common stock
from the treasury		7,472		81,186	88,658
Stock options exercised
for 1,000 shares, net		(4,147)		8,797	4,650
Employee stock option and
grant compensation		216,580			216,580
Balance at January 3, 2009	8,000,000	752,765	69,529,995	(15,416,192)	62,866,568

Net income			214,516		214,516
Payment of dividends,
$.10 per share			(631,108)		(631,108)
Issuance of 19,042 shares
of common stock
from the treasury		(106,219)		167,510	61,291
Employee stock option
and grant compensation		209,475			209,475
Balance at January 2, 2010	8,000,000	856,021	69,113,403	(15,248,682)	62,720,742

Net income			4,033,823		4,033,823
Payment of dividends,
$.50 per share			(3,165,831)		(3,165,831)
Issuance of 13,949 shares
of common stock
from the treasury		(55,220)		122,707	67,487
Stock options exercised
for 8,884 shares, net		(37,908)		76,974	39,066
Employee stock option
and grant compensation		179,814			179,814
Balance at January 1, 2011	$8,000,000	$942,707	$69,981,395	$(15,049,001)	$63,875,101

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Years ended January 1, 2011, January 2, 2010 and January 3, 2009
	2010	2009	2008
Operating activities
Net income from continuing operations	$4,033,823	$218,625	$5,631,101
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation expense	2,631,785	2,331,531	2,046,592
Amortization of deferred charges	10,680	70,535	35,256
Deferred income taxes	(116,000)	(100,000)	832,051
Reduction in reserves for uncertain tax positions	-	-	(199,000)
Provision for losses on accounts receivable	62,617	497,576	106,265
Provision for losses on inventories	1,356,057	(1,604,000)	1,137,000
(Gain) loss on sale of property, plant and equipment	5,372	(4,973)	20,536
Cash value of life insurance	(69,929)	(91,662)	(62,475)
Environmental reserves	(188,544)	(239,000)	316,629
Issuance of treasury stock for director fees	67,487	75,010	74,970
Employee stock option and grant compensation	179,814	209,475	216,580
Changes in operating assets and liabilities:
Accounts receivable	(5,994,387)	4,313,283	(1,061,056)
Inventories	(10,204,490)	17,392,097	5,784,098
Other assets and liabilities	(17,103)	(618,415)	(42,982)
Accounts payable	4,092,446	(2,053,358)	(3,498,443)
Accrued expenses	(2,514,456)	(748,568)	(4,102,675)
Accrued income taxes	616,885	254,403	(790,478)
Net cash (used in) provided by continuing operating activities	(6,047,943)	19,902,559	6,443,969
Net cash (used in) provided by discontinued operating activities	-	285,972	(504,026)
Net cash (used in) provided by operating activities	(6,047,943)	20,188,531	5,939,943
Investing activities
Purchases of property, plant and equipment	(5,095,254)	(1,892,195)	(3,058,727)
Proceeds from sale of property, plant and equipment	63,032	1,162,119	-
Acquisition of Ram-Fab, Inc.	-	(5,707,773)	-
Net cash used in continuing investing activities	(5,032,222)	(6,437,849)	(3,058,727)
Sale of Blackman Uhler Specialties, LLC assets, net	-	10,365,757	-
Sale of Organic Pigments, LLC assets, net	-	1,441,006	-
Purchases of property, plant and equipment	-	(501,346)	(977,312)
Net cash (used in) provided by discontinued investing activities	-	11,305,417	(977,312)
Net cash (used in) provided by investing activities	(5,032,222)	4,867,568	(4,036,039)
Financing activities
Net borrowings from (payments on) long-term debt	219,275	(10,425,649)	(287,034)
Proceeds from exercised stock options	39,066	-	4,650
Dividends paid	(3,165,831)	(631,108)	(1,566,294)
Excess tax benefits from Stock Grant Plan	-	-	13,720
Net cash used in financing activities	(2,907,490)	(11,056,757)	(1,834,958)
(Decrease) increase in cash and cash equivalents	(13,987,655)	13,999,342	68,946
Cash and cash equivalents at beginning of year	14,096,557	97,215	28,269
Cash and cash equivalents at end of year	$108,902	$14,096,557	$97,215
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note A Description of Business and Summary of Significant Accounting Policies

Synalloy Corporation, a Delaware corporation, was incorporated in 1958 as the successor to a chemical manufacturing business founded in 1945. Its charter is perpetual. The name was changed on July 31, 1967 from Blackman Uhler Industries, Inc. On June 3, 1988, the state of incorporation was changed from South Carolina to Delaware. The Company's executive offices are located at 775 Spartan Boulevard, Suite 102, Spartanburg, South Carolina.

The Company’s business is divided into two segments, the Metals Segment and the Specialty Chemicals Segment. The Metals Segment operates as Bristol Metals, LLC and Ram-Fab, LLC. Bristol manufactures pipe and fabricates piping systems from stainless steel and other alloys, and Ram-Fab fabricates piping systems from carbon, chrome, stainless steel and other alloys. The Specialty Chemicals Segment operates as Manufacturers Chemicals, LLC, produces specialty chemicals and dyes.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. The Metals Segment is comprised of two wholly-owned subsidiaries: Synalloy Metals, Inc. which owns 100 percent of Bristol Metals, LLC, located in Bristol, Tennessee; and Ram-Fab, LLC, located in Crossett, Arkansas. The Specialty Chemicals Segment consists of the Company’s wholly-owned subsidiary Manufacturers Soap and Chemical Company which owns 100 percent of Manufacturers Chemicals, LLC, located in Cleveland, Tennessee and Dalton, Georgia. All significant intercompany transactions have been eliminated.

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

Accounting Period. The Company’s fiscal year is the 52 or 53 week period ending the Saturday nearest to December 31. Fiscal year 2010 ended on January 1, 2011 and fiscal year 2009 ended on January 2, 2010, both having 52 weeks.  Fiscal year 2008 ended on January 3, 2009, having 53 weeks.

Revenue Recognition. Revenue from product sales is recognized at the time ownership of goods transfers to the customer and the earnings process is complete. Shipping costs of approximately $2,669,000, $1,730,000 and $2,138,000 in 2010, 2009 and 2008, respectively, are recorded in cost of goods sold.

Inventories. Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and current market conditions. As of January 1, 2011 and January 2, 2010, inventory has been reduced by $3,299,000 and $1,943,000, respectively, for obsolescence and market reserves.

Long-Lived Assets. Property, plant and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful life of the assets. Land improvements and buildings are depreciated over a range of ten to 40 years, and machinery, fixtures and equipment are depreciated over a range of three to 20 years.

The costs of software licenses are amortized over five years using the straight-line method. Debt expenses are amortized over the period of the underlying debt agreement using the straight-line method. Goodwill, representing intangibles arising from the excess of purchase price over fair value of net assets of businesses acquired, is not amortized but is reviewed annually in the fourth quarter for impairment. Deferred charges represent other intangible assets that are amortized over their useful lives. Accumulated amortization of deferred charges totaled $10,680 as of January 1, 2011.There were no deferred charges as of January 2, 2010.

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

Research and Development Expense. The Company incurred research and development expense of approximately $392,000, $289,000 and $348,000 in 2010, 2009 and 2008, respectively.

Fair Value of Financial Instruments. The carrying amounts reported in the balance sheet for cash and cash equivalents, trade accounts receivable, cash surrender value of life insurance, investments and borrowings under the Company’s line of credit approximate their fair value.

Fair Value Disclosures. The Company determines the fair values of its financial instruments maximizing the use of observable inputs and minimizing the use of unobservable inputs when measuring fair value. The Company utilizes three levels of inputs when measuring fair value. Level-1 measurements utilize quoted prices in active markets for identical assets or liabilities. The Company does not currently have any Level-1 financial assets or liabilities.  Level-2 measurements utilize observable inputs other than Level-1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs observable or that can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company had a level-2 liability from its interest rate swap having a fair value of $376,000 at January 3, 2009, which was eliminated on December 7, 2009. Changes in its fair value were recorded in current liabilities with corresponding offsetting entries to other expense. The Company does not currently have any material Level-2 financial assets or liabilities.  Level-3 measurements utilize unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company does not currently have any material Level-3 financial assets or liabilities.

Subsequent Events. Management has evaluated subsequent events through the date of filing this Form 10-K.

Note B Property, Plant and Equipment

Property, plant and equipment consist of the following:

	2010	2009
Land	$451,523	$191,523
Land improvements	635,217	591,217
Buildings	11,938,434	9,282,636
Machinery, fixtures and equipment	42,366,519	41,615,632
Construction-in-progress	1,286,579	848,824
	56,678,272	52,529,832
Less accumulated depreciation	38,486,325	36,732,950

Total property, plant and equipment	$18,191,947	$15,796,882

The Company recorded $2,632,000, $2,332,000 and $2,047,000 of depreciation expense in 2010, 2009 and 2008, respectively.

Note C Long-term Debt

	2010	2009
$ 20,000,000 Revolving line of credit, due June 30, 2013	$219,275	$-
$ 15,000,000 Revolving line of credit, terminated on June 30, 2010	-	-
$ 7,000,000 Term loan, terminated on June 30, 2010	-	-
	219,275	-
Less current installments	-	-

Total long-term debt	$219,275	$-

On June 30, 2010, the Company entered into a Credit Agreement with a regional bank to provide a $20,000,000 line of credit that expires on June 30, 2013.  The Company’s previous debt facility, with a different lender, was to expire at the end of 2010.  Interest on the Credit Agreement is calculated using the One Month LIBOR Rate, plus a pre-defined spread, which is determined by the Company’s Total Funded Debt to EBITDA ratio. The interest rate at January 1, 2011 was 1.76 percent. Borrowings under the line of credit are limited to an amount equal to a borrowing base calculation that includes eligible accounts receivable, inventories and cash surrender value of the Company’s life insurance. Additionally, the credit facility requires an agreement not to pledge the fixed assets of the Company. As of January 1, 2011, the amount available for borrowing was $20,000,000 of which $219,000 was borrowed, leaving $19,781,000 of availability. Covenants under the agreement include maintaining a certain Funded Debt to EBITDA ratio, a minimum tangible net worth, and total liabilities to tangible net worth ratio. In addition, the Company is limited to a maximum amount of capital expenditures per year. At January 1, 2011, the Company was in compliance with its debt covenants. Average borrowings outstanding during fiscal 2010, 2009 and 2008 were $1,079,000, $2,721,000 and $11,708,000 with weighted average interest rates of 1.82 percent, 1.95 percent and 4.37 percent, respectively. The Company made interest payments of $37,000 in 2010, $525,000 in 2009 and $ 706,000 in 2008. As of January 1, 2011, the Company had $219,000 borrowed against the line of credit.

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

Note D Accrued Expenses

Accrued expenses consist of the following:

	2010	2009
Salaries, wages and commissions	$1,151,210	$969,316
Advances from customers	676,729	2,355,639
Insurance	774,571	337,039
Taxes, other than income taxes	55,716	81,211
Benefit plans	159,783	161,343
Interest	13,014	6,870
Professional fees	141,750	113,400
Utilities	11,768	50,135
Customer claim	-	1,400,000
Other accrued items	249,062	345,795

Total accrued expenses	$3,306,291	$5,820,748

Note E Environmental Compliance Costs

At January 1, 2011, the Company had accrued $936,000 in remediation costs which, in management’s best estimate, are expected to satisfy anticipated costs of known remediation requirements as outlined below. Expenditures related to costs currently accrued are not discounted to their present values and are expected to be made over the next three to four years. As a result of the evolving nature of the environmental regulations, the difficulty in estimating the extent and remedy of environmental contamination, and the availability and application of technology, the estimated costs for future environmental compliance and remediation are subject to uncertainties and it is not possible to predict the amount or timing of future costs of environmental matters which may subsequently be determined.

Prior to 1987, the Company utilized certain products at its chemical facilities that are currently classified as hazardous materials. Testing of the groundwater in the areas of the former wastewater treatment impoundments at these facilities disclosed the presence of certain contaminants. In addition, several solid waste management units (“SWMUs”) at the plant sites have been identified. In 1998 the Company completed an RCRA Facility Investigation at its Spartanburg plant site, and based on the results, completed a Corrective Measures Study in 2000. A Corrective Measures Plan specifying remediation procedures to be performed was submitted in 2000 and the Company received regulatory approval. In prior years remediation projects were completed to clean up ten of 14 SWMUs on the Spartanburg plant site at a cost of approximately $530,000. The Company completed the cleanup of the remaining four SWMUs in the fourth quarter of 2009 for a cost of approximately $438,000 and is awaiting final regulatory approval. On October 2, 2009, the Company entered into an Asset Purchase Agreement and sold the Spartanburg facilities as discussed in Note Q. As part of the Agreement, the Company agreed to complete the SWMU cleanups described above and several unrelated cleanup projects at the site. The purchaser agreed to assume any future unidentified environmental liabilities at the site and pay all future annual monitoring and reporting costs required by the RCRA permit covering the site. The Company has completed all of the RCRA-Permit required cleanup projects.

At the former Augusta plant site, the Company submitted a Baseline Risk Assessment and Corrective Measures Plan for regulatory approval. A Closure and Post-Closure Care Plan was submitted and approved in 2001 for the closure of the surface impoundment (former regulated unit). The Company completed and certified closure of the surface impoundment during 2002. During 2005, the Company completed a preliminary analysis of remedial alternatives to eliminate direct contact with surface soils based on the Baseline Risk Assessment, and has accrued $861,000 at January 1, 2011, for estimated future remedial and cleanup costs. As part of Asset Purchase Agreement, the purchaser also agreed to pay for all future annual monitoring and reporting costs at the Augusta facility required by the Georgia Department of Natural Resources.

The Company has identified and evaluated two SWMUs at its plant in Bristol, Tennessee that revealed residual groundwater contamination. An Interim Corrective Measures Plan to address the final area of contamination identified was submitted for regulatory approval and was approved in March of 2005. The Company had $75,000 accrued at January 1, 2011, to provide for estimated future remedial and cleanup costs.

The Company has been designated, along with others, as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act, or comparable state statutes, at three waste disposal sites. Notifications were received by the Company in November 2007, February 2008 and September 13, 2010. It is impossible to determine the ultimate costs related to the three sites due to several factors such as the unknown possible magnitude of possible contamination, the unknown timing and extent of the corrective actions which may be required, and the determination of the Company’s liability in proportion to the other parties. At the present time, the Company does not have sufficient information to form an opinion as to whether it has any liability, or the amount of such liability, if any. However, it is reasonably possible that some liability exists.

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

Note F Deferred Compensation

The Company has deferred compensation agreements with certain former officers providing for payments for ten years in the event of pre-retirement death or the longer of ten years or life beginning at age 65. The present value of such vested future payments, $302,000 at January 1, 2011, has been accrued.

Note G Stock Options, Stock Grants and New Stock Issues

A summary of activity in the Company’s stock option plans is as follows:

	Weighted		Weighted
	Average		Average	Intrinsic
	Exercise	Options	Contractual	Value of	Options
	Price	Outstanding	Term	Options	Available
			(in years)
At December 29, 2007	$8.51	130,743	4.6	$1,198,000	207,100
Exercised	$4.65	(1,000)		$8,550
Cancelled / Expired	$13.63	(1,500)			(207,100)
At January 3, 2009	$8.48	128,243	3.7	$4,865	-
Cancelled / Expired	$7.67	(45,250)
At January 2, 2010	$8.92	82,993	4.5	$76,923	-
Exercised	$4.97	(9,900)
Cancelled / Expired	$9.96	(29,093)
At January 1, 2011	$9.13	44,000	3.6	$131,670	-
Exercisable options	$9.13	44,000	3.6	$131,670

				Grant Date
Options expected to vest:				Fair Value
At January 3, 2009	$9.96	29,454	6.1	$6.77
Vested	$9.96	(14,000)
At January 2, 2010	$9.96	15,454	5.1	$6.77
Vested	$9.96	(15,454)
At January 1, 2011	$-	-		$-

The following table summarizes information about stock options outstanding at January 1, 2011:

	Outstanding Stock Options			Exercisable Stock Options
		Weighted Average			Weighted
			Remaining		Average
Range of		Exercise	Contractual		Exercise
Exercise Prices	Shares	Price	Life in Years	Shares	Price
$ 5.01	1,500	$ 5.01	0.31	1,500	$ 5.01
$ 4.65	5,500	$ 4.65	1.30	5,500	$ 4.65
$ 9.96	37,000	$ 9.96	4.08	37,000	$ 9.96
	44,000			44,000

The Company had two stock option plans, neither of which have options available for future issuance after April 30, 2008. Under the 1998 Plan covering officers and key employees, options may be exercised beginning one year after date of grant at a rate of 20 percent annually on a cumulative basis, and unexercised options expire ten years from the grant date. Under the 1994 Non-Employee Directors’ Plan, options were exercisable at the date of grant. Shares issued under both stock option plans come from shares held in Treasury. The 1998 Plan is an incentive stock option plan, therefore there are no income tax consequences to the Company when an option is granted or exercised. No options were exercised in 2009. In 2010 and 2008, options for 9,900 and 1,000 shares were exercised by employees and directors for an aggregate exercise price of $49,000 and $5,000 respectively. The proceeds were generated from cash received of $39,000 and from the repurchase of 1,016 shares from employees and directors totaling $10,000 in 2010 and from cash received of $5,000 in 2008. At the 2010, 2009 and 2008 respective year ends, options to purchase 44,000, 67,539 and 98,789 shares with weighted average exercise prices of $9.13, $8.69 and $8.04, respectively, were fully exercisable. Compensation cost charged against income before taxes for the options was approximately $7,000 for 2010 and $76,000, or $0.01 per share, for 2009 and 2008. As of January 1, 2011, there was no unrecognized compensation cost related to unvested stock options granted under the Company's stock option plans.

The Company has a Stock Awards Plan in effect at January 1, 2011. A summary of plan activity for 2008, 2009 and 2010 is as follows:

		Weighted Average
	Shares	Grant Date Fair Value

Outstanding at December 29, 2007	22,180	$25.00
Granted February 12, 2008	11,480	$16.35
Vested	(4,436)	$25.00
Forfeited or expired	(3,980)	$21.48
Outstanding at January 3, 2009	25,244	$21.62
Granted February 12, 2009	5,500	$5.22
Vested	(6,382)	$21.97
Forfeited or expired	(1,228)	$21.76
Outstanding at January 2, 2010	23,134	$17.62
Granted February 24, 2010	51,500	$7.88
Vested	(7,059)	$19.30
Forfeited or expired	(19,235)	$8.89
Outstanding at January 1, 2011	48,340	$10.47

The Compensation & Long-Term Incentive Committee of the Board of Directors of the Company approves stock grants under the Company’s 2005 Stock Awards Plan to certain management employees of the Company. The stock awards vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant from shares held in Treasury. In order for the awards to vest, the employee must be in the continuous employment of the Company since the date of the award. Any portion of an award that has not vested is forfeited upon termination of employment. The Company may terminate any portion of the award that has not vested upon an employee’s failure to comply with all conditions of the award or the Plan. Shares representing awards that have not yet vested are held in escrow by the Company. An employee is not entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable. Compensation expense totaling $406,000, $29,000 and $188,000 on the grants issued in 2010, 2009 and 2008, respectively, is being charged against earnings equally net of forfeitures, if any, over a period of 60 months from the dates of the grants, with the offset recorded in Shareholders’ Equity. Compensation cost charged against income for the awards was approximately $174,000, $110,000 net of income taxes, or $0.02 per share for 2010, $134,000, $85,000 net of income taxes, or $.01 per share, for 2009 and $141,000, $90,000 net of income taxes, or $.01 per share in 2008. As of January 1, 2011, there was $362,000 of total unrecognized compensation cost related to unvested stock grants under the 2005 Stock Awards Plan.

On April 24, 2010, the Company issued to each of its non-employee directors 1,531 shares of its common stock from shares held in Treasury (an aggregate of 7,655 shares). The Company issued 2,532 shares and 959 shares to non-employee directors in 2009 and 2008, respectively. Such shares were issued to the directors in lieu of $15,000 of their annual cash retainer fees.  During 2010, a non-employee Director resigned from the Board of Directors resulting in the forfeiture of 765 shares.

Note H Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows at the respective year ends:

(Amounts in thousands)	2010	2009

Deferred tax assets:
Inventory valuation reserves	$1,181	$682
Allowance for doubtful accounts	166	171
Inventory capitalization	1,039	922
Environmental reserves	335	419
Other	212	318
Total deferred tax assets	2,933	2,512
Deferred tax liabilities:
Tax over book depreciation and amortization	2,555	2,183
Prepaid expenses	183	250
Total deferred tax liabilities	2,738	2,433
Net deferred tax assets	$195	$79

Significant components of the provision for and (benefits from) income taxes for continuing operations are as follows:

(Amounts in thousands)	2010	2009	2008
Current:
Federal	$2,039	$100	$1,509
State	193	133	236
Total current	2,232	233	1,745
Deferred:
Federal	(148)	(16)	578
State	32	(84)	3
Total deferred	(116)	(100)	581
Total	$2,116	$133	$2,326

The reconciliation of income tax computed at the U. S. federal statutory tax rates to income tax expense for continuing operations is:

(Amounts in thousands)	2010		2009		2008
	Amount	%	Amount	%	Amount	%

Tax at U.S. statutory rates	$2,091	34.0%	$120	34.0%	$2,705	34.0%
State income taxes, net of
Federal tax benefit	148	2.4%	14	4.0%	158	2.0%
Changes in contingent
tax reserves	-	-	-	-	(199)	(2.5%)
Manufacturing exemption	(160)	(2.6%)	-	-	(123)	(1.6%)
General business credit	-	-	-	-	(46)	(.6%)
Other, net	37	0.6%	(1)	(0.1%)	(169)	(2.1%)
Total	$2,116	34.4%	$133	37.9%	$2,326	29.2%

Income tax payments of approximately $1,659,000, $2,039,000 and $2,646,000 were made in 2010, 2009 and 2008, respectively. The Company had South Carolina state net operating loss carryforwards of approximately $40,614,000 at January 1, 2011, which expire between the years 2017 to 2029, and $38,649,000 at January 2, 2010. Since the likelihood of recognizing these carryforwards is remote, they have been fully reserved in the financial statements.

During 2008, the Company favorably resolved all of the accrued uncertain tax positions, recognizing benefits of $199,000. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2007 and substantially all material state and local income tax matters for years through 2005. The Company’s federal income tax return for 2007 was examined by the Internal Revenue Service in 2009 and federal income tax and interest liabilities resulting from this examination were not material. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for uncertain tax positions including interest and penalties at the end of 2010 or 2009.

Note I Benefit Plans and Collective Bargaining Agreements

The Company has a 401(k) Employee Stock Ownership Plan covering all non-union employees. Employees may contribute to the Plan up to 100 percent of their salary with a maximum of $16,500 for 2010. Under EGTRRA, employees who are age 50 or older may contribute an additional $5,500 per year for a maximum of $22,000 for 2010. Contributions by the employees are invested in one or more funds at the direction of the employee; however, employee contributions cannot be invested in Company stock. Contributions by the Company are made in cash and then used by the Plan Trustee to purchase Synalloy stock. The Company contributes on behalf of each eligible participant a matching contribution equal to a percentage which is determined each year by the Board of Directors. For 2010, 2009 and 2008 the maximum was four percent. The matching contribution is allocated weekly. Matching contributions of approximately $364,000, $330,000 and $341,000 were made for 2010, 2009 and 2008, respectively. The Company may also make a discretionary contribution, which if made, would be distributed to all eligible participants regardless of whether they contribute to the Plan. No discretionary contributions were made to the Plan in 2010, 2009 or 2008. The Company also contributes to union-sponsored defined contribution retirement plans. Contributions relating to these plans were approximately $607,000, $474,000 and $694,000 for 2010, 2009 and 2008, respectively.

The Company has three collective bargaining agreements at its Bristol, Tennessee facility. The number of employees of the Company represented by these unions is 231, or 52 percent of the Company’s total employees. They are represented by two locals affiliated with the AFL-CIO and one local affiliated with the Teamsters. The Company considers relationships with its union employees to be satisfactory. Collective bargaining contracts will expire in January 2015, February 2014 and March 2015.

Note J Leases

The Company’s Specialty Chemicals Segment leases a warehouse facility in Dalton Georgia, and in addition, the Company leases various manufacturing and office equipment at each of its locations, all under operating leases. The amount of future minimum lease payments under the operating leases are as follows: 2011 - $56,000; 2012 - $14,000; 2013 - $10,000; 2014 - $7,000 and 2015 - $6,000. Rent expense related to operating leases was $257,000, $202,000 and $ 88,000 in 2010, 2009 and 2008, respectively. The Company does not have any leases that are classified as capital leases for any of the periods presented in the financial statements.

Note K Commitments and Contingencies

The Company is from time-to-time subject to various claims, other possible legal actions for product liability and other damages, and other matters arising out of the normal conduct of the Company’s business.  A Metals Segment customer alleged that the Segment delivered defective pipe in 2006 which the customer removed and replaced. Representatives from both Companies met in May 2010 and on May 12, 2010 agreed to settle this claim for a cash payment of $1,900,000. The Company expensed $1,100,000 for this claim in 2009 and had a $1,400,000 reserve at the end of 2009. An additional $500,000 was expensed for the claim in 2010. There were no other claims expense recorded in 2010. Other than the environmental contingencies discussed in Note E, management is not currently aware of any other asserted or unasserted matters which could have a significant effect on the financial condition or results of operations of the Company.

Note L Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	2010	2009	2008
Numerator:
Net income from continuing operations	$4,033,823	$218,625	$5,631,101
Denominator:
Denominator for basic earnings per
share - weighted average shares	6,282,497	6,261,805	6,245,344
Effect of dilutive securities:
Employee stock options and stock grants	26,701	7,625	35,780
Denominator for diluted earnings per
share - weighted average shares	6,309,198	6,269,430	6,281,124

Income per share from continuing operations:
Basic	$0.64	$0.03	$0.90
Diluted	$0.64	$0.03	$0.90

The diluted earnings per share calculations exclude the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. The Company had 63,184, 98,502 and 117,707 weighted average shares of common stock in 2010, 2009 and 2008, respectively, which were not included in the diluted earnings per share calculation as their effect was anti-dilutive.

Note M Industry Segments

The Company operates in two principal industry segments: metals and specialty chemicals. The Company identifies such segments based on products and services. The Metals Segment consists of Synalloy Metals, Inc. a wholly-owned subsidiary which owns 100 percent of Bristol Metals, LLC, and Ram-Fab, LLC, a wholly-owned subsidiary of the Company. The Metals Segment manufactures pipe from stainless steel and other alloys and fabricates piping systems from carbon, chrome, stainless steel and other alloys. The Segment’s products, many of which are custom-produced to individual orders and required for corrosive and high-purity processes, are used principally by the chemical, petrochemical, pulp and paper, mining, power generation (including nuclear), water and wastewater treatment, liquid natural gas, brewery, food processing, petroleum, pharmaceutical and other industries. Products include pipe, piping systems and a variety of other components. The Specialty Chemicals Segment consists of Manufacturers Soap and Chemical Company, a wholly owned subsidiary of the Company which owns 100 percent of Manufacturers Chemicals, LLC. The Specialty Chemicals Segment manufactures a wide variety of specialty chemicals and dyes for the carpet, chemical, paper, metals, mining, agricultural, fiber, paint, textile, automotive, petroleum, cosmetics, mattress, furniture, janitorial and other industries.

Segment operating income is the Segment’s total revenue less operating expenses, excluding interest expense and income taxes. Identifiable assets, all of which are located in the United States, are those assets used in operations by each Segment. The Metals Segment’s identifiable assets include goodwill of $1,000,000 as of the years ended 2010 and 2009, and the Chemicals Segment’s identifiable assets include goodwill of $1,355,000 as of the years ended 2010 and 2009. Centralized data processing and accounting expenses are allocated to the two Segments based upon estimates of their percentage of usage. Unallocated corporate expenses include environmental charges of $343,000 and $647,000 for 2009 and 2008 respectively. There were no environmental charges during 2010.  Corporate assets consist principally of cash, certain investments, and equipment.

The Metals Segment has one domestic customer that accounted for approximately eleven percent of the Metals Segment’s revenues in 2010 and 2008, respectively, and less than ten percent for 2009. The Segment also has one other domestic customer that was less than ten percent of the Segment’s revenues in 2010 but accounted for approximately ten and twelve percent in 2009 and 2008, respectively. Loss of either of these customers’ revenues would have a material adverse effect on both the Metals Segment and the Company. The Specialty Chemicals Segment has one domestic customer that accounted for approximately 24, 24 and 20 percent of the Segment’s revenues in 2010, 2009 and 2008, respectively. Loss of this customer’s revenues would have a material adverse effect on the Specialty Chemicals Segment and the Company.

In order to establish stronger business relationships, the Metals Segment uses only a few raw material suppliers. Five suppliers furnish about 84 percent of total dollar purchases of raw materials, with one supplier totaling about 49 percent. However, the Company does not believe that the loss of any of these suppliers would have a materially adverse effect on the Company as raw materials are readily available from a number of different sources, and the Company anticipates no difficulties in fulfilling its requirements. For the Specialty Chemicals Segment, most raw materials are generally available from numerous independent suppliers and about 30 percent of total purchases are from its top five suppliers. While some raw material needs are met by a sole supplier or only a few suppliers, the Company anticipates no difficulties in fulfilling its raw material requirements.

Segment Information:

(Amounts in thousands)	2010	2009	2008
Net sales
Metals Segment	$108,544	$70,891	$131,877
Specialty Chemicals Segment	42,577	32,749	35,392
	$151,121	$103,640	$167,269
Operating income (loss)
Metals Segment	$3,774	$(12)	$9,326
Specialty Chemicals Segment	3,960	2,722	1,990
	7,734	2,710	11,316
Less unallocated corporate expenses	1,541	2,008	2,493
Operating income	6,193	702	8,823
Other expense, net	43	350	866
Pretax income from continuing operations	$6,150	$352	$7,957

Identifiable assets
Metals Segment	$56,622	$41,757
Specialty Chemicals Segment	17,910	15,359
Corporate	6,843	21,136
	$81,375	$78,252
Depreciation and amortization
Metals Segment	$2,067	$1,805	$1,605
Specialty Chemicals Segment	416	382	344
Corporate	159	215	133
	$2,642	$2,402	$2,082
Capital expenditures
Metals Segment	$3,995	$1,416	$2,472
Specialty Chemicals Segment	1,035	396	475
Corporate	65	80	112
	$5,095	$1,892	$3,059
Geographic sales
United States	$144,340	$101,814	$162,952
Elsewhere	6,781	1,826	4,317
	$151,121	$103,640	$167,269

Note N Quarterly Results (Unaudited)

The following is a summary of continuing quarterly operations for 2010 and 2009:

(Amounts in thousands except for per share data)		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter
2010
Net sales		$35,201	$36,349	$41,932	$37,639
Gross profit		2,750	4,210	4,620	4,336
Net income	`	82	1,078	1,412	1,462
Per common share
Basic		0.01	0.17	0.22	0.23
Diluted		0.01	0.17	0.22	0.23

2009
Net sales		$30,393	$21,692	$25,712	$25,843
Gross profit		2,916	1,984	3,022	1,567
Net income (loss)		340	(259)	281	(143)
Per common share
Basic		0.05	(0.04)	0.04	(0.02)
Diluted		0.05	(0.04)	0.04	(0.02)

Note O Interest Rate Swap

The Company used an interest rate swap in which it paid a fixed rate of interest while receiving a variable rate of interest to change the cash flow profile of its variable-rate borrowing to match a fixed rate profile. As discussed in Note C, in 2006, the Company entered into a long-term debt agreement with its bank and paid interest based on a variable interest rate. To mitigate the variability of the interest rate risk, the Company entered into an interest rate swap contract in February of 2006 with the bank, coupled with a third party who paid a variable rate of interest. The interest rate swap had a notional amount of $4,500,000 pursuant to which the Company received interest at LIBOR and paid interest at a fixed interest rate of 5.27 percent, and ran from March 1, 2006 to December 31, 2010, which equated to the final payment amount and due date of the term loan. Although the swap was expected to effectively offset variable interest in the borrowing, hedge accounting was not utilized. Therefore, changes in its fair value were recorded in current assets or liabilities, as appropriate, with corresponding offsetting entries to other expense. The swap liability was settled in December 2009 with a $245,000 payment and the contract was terminated.

Note P Purchase of Ram-Fab, Inc.

On August 31, 2009, the Company entered into an Asset Purchase Agreement with Ram-Fab, Inc. to acquire certain assets and assume certain liabilities of its business for a purchase price of $5,708,000. Ram-Fab, Inc. is a pipe fabricator located in Crossett, Arkansas. The acquisition was for cash and was paid from currently available funds. The purchase price of Ram-Fab, Inc. has been allocated to the assets acquired and liabilities assumed according to their estimated fair values at the time of acquisition.  This allocation included accounts receivable of $1,093,000, inventories of $2,334,000, other assets of $33,000, machinery and equipment of $1,707,000, tax-deductible goodwill of $1,000,000, and current liabilities of $459,000. The Company also entered into a Lease Agreement to lease Ram-Fab, Inc.’s property and plant buildings with an option to purchase the property and plant buildings for a purchase price of approximately $2,000,000 on or before June 1, 2010. The Company exercised the option and purchased the property and plant on June 1, 2010. Ram-Fab, Inc. had annual sales of approximately $18,000,000 over the 12 months prior to the acquisition date and was profitable. Historically, its primary business was to fabricate both carbon and stainless piping systems. Management’s focus is to expand the carbon fabrication business which is a product line that is strategically important for future growth. Goodwill represents expected synergies as the carbon business will complement our stainless steel piping systems’ operations generating new opportunities for stainless steel piping systems since many projects require that bidders quote both carbon and stainless steel fabrication. This business operates as Ram-Fab, LLC and has been assigned to our Metals Segment.

Note Q Asset Sale of Certain Specialty Chemicals Segment’s Assets and Discontinued Operations

On October 2, 2009, the Company entered into an Asset Purchase Agreement with SantoLubes Manufacturing, LLC (“SM”) to sell the specialty chemical business of Blackman Uhler Specialties, LLC (“BU”) for a purchase price of $10,366,000, along with certain property, plant and equipment held by Synalloy Corporation for a purchase price of $1,130,000, all located at the Spartanburg, SC location. The purchase price of approximately $11,496,000, paid in cash, was equal to the approximate net book values of the assets sold as of October 3, 2009, the effective date of the sale, and the Company recorded a loss of approximately $250,000 resulting primarily from transaction fees and other costs related to the transaction. Divesting BU’s specialty chemicals business freed up resources and working capital to allow further expansion into the Company’s metals businesses. The Company entered into a lease agreement with SM to lease office space in Spartanburg for corporate operations and has also entered into an outsourcing agreement with SM to provide SM with certain accounting and administration functions. BU, along with Organic Pigment, LLC’s pigment dispersion business (“OP”), which was sold on March 6, 2009, were both physically located at the Spartanburg facility. OP completed all operating activities at the end of the third quarter. As a result, these two operations, which were included in the Specialty Chemicals Segment, are being reported as discontinued operations. Sales of the two businesses totaled $3,967,000 and $6,486,000 for the third quarter of 2009 and 2008, respectively, and $13,042,000 and $19,204,000 for the nine months of 2009 and 2008, respectively. The Company has reclassified the operations of these disposed businesses to reflect discontinued operations in the financial statements for each of the years presented.

Note R Subsequent Events

On January 21, 2011, the Board of Directors appointed Craig C. Bram to the position of Chief Executive Officer of the Company to be effective January 24, 2011. As a condition of his employment, on January 24, 2011 the Board granted Mr. Bram a 100,000 share stock option at $11.55 per share under a Stock Option Plan approved by the Board and subject to approval by the Company’s shareholders. Simultaneously, Mr. Bram was also granted 13,420 shares of restricted stock under the Company’s 2005 Stock Awards Plan.

February 9, 2011, the Compensation & Long-Term Incentive Committee of the Board of Directors of the Company approved stock grants under the Company’s 2005 Stock Awards Plan. On February 9, 2011, 13,300 shares, with a market price of $13.34 per share, were granted under the Plan to certain management employees of the Company. The stock awards will vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant. In order for the awards to vest, the employee must be in the continuous employment of the Company since the date of the award. Any portion of an award that has not vested will be forfeited upon termination of employment. The Company may terminate any portion of the award that has not vested upon an employee’s failure to comply with all conditions of the award or the Plan. Shares representing awards that have not yet vested will be held in escrow by the Company. An employee will not be entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable. Compensation expense totaling $177,000, before income taxes of approximately $65,000, will be recorded against earnings equally over the following 60 months from the date of grant with the offset recorded in Shareholders’ Equity.

Report of Management

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and the financial statements for the years ended January 1, 2011, January 2, 2010 and January 3, 2009 have been audited by Dixon Hughes PLLC, Independent Registered Public Accounting Firm. Management of the Company assumes responsibility for the accuracy and reliability of the financial statements. In discharging such responsibility, management has established certain standards which are subject to continuous review and are monitored through the Company's financial management. The Board of Directors pursues its oversight role for the financial statements through its Audit Committee which consists of independent directors. The Audit Committee meets on a regular basis with representatives of management and Dixon Hughes PLLC.

Management’s Annual Report On Internal Control Over Financial Reporting

Management of the Company is responsible for preparing the Company’s annual consolidated financial statements and for establishing and maintaining adequate internal control over financial reporting for the Company.  Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of January 1, 2011 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management believes that the Company’s internal control over financial reporting as of January 1, 2011 was effective.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Synalloy Corporation

We have audited the accompanying consolidated balance sheets of Synalloy Corporation and subsidiaries (the “Company”) as of January 1, 2011 and January 2, 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended January 1, 2011. Our audit also included the financial statement schedule listed in Item 15(a)2 of the Company’s Annual Report on Form 10-K. The Company’s management is responsible for these financial statements and schedule. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synalloy Corporation and subsidiaries as of January 1, 2011 and January 2, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended January 1, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We were not engaged to examine management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 1, 2011, included in Management’s Annual Report on Internal Control over Financial Reporting, referred to in Item 9A of the Company’s Annual Report on Form 10-K, and, accordingly, we do not express an opinion thereon.

Dixon Hughes PLLC
Charlotte, North Carolina

March 25, 2011

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

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting is set forth at the conclusion of the Company’s consolidated statements set forth in Item 8 of this Form 10-K.

There has been no change in the Company's internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B Other Information

Not applicable

PART III

Item 10 Directors, Executive Officers and Corporate Governance

The information set forth under the captions "Election of Directors," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement to be used in connection with its Annual Meeting of Shareholder to be held April 28, 2011 (the "Proxy Statement") is incorporated herein by reference.

Code of Ethics. The Company's Board of Directors has adopted a Code of Ethics that applies to the Company's Chief Executive Officer, Chief Financial Officer and corporate and divisional controllers. The Code of Ethics is available on the Company's website at: www.synalloy.com. Any amendment to, or waiver from, this Code of Ethics will be posted on the Company's internet site.

Audit Committee. The Company has a separately designated standing Audit Committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Carroll D. Vinson, Murray H. Wright and Sibyl N. Fishburn.

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

Item 11 Executive Compensation

The information set forth under the captions “Board of Directors and Committees - Compensation Committee Interlocks and Insider Participation,” “Discussion of Executive Compensation,” and "Compensation of Directors and Officers" in the Proxy Statement is incorporated herein by reference.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions "Beneficial Owners of More Than Five Percent of the Company's Common Stock" and "Security Ownership of Management" in the Proxy Statement is incorporated by reference.

Equity Compensation Plan Information. The following table sets forth aggregated information as of January 1, 2011 about all of the Company's equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1) (c)
Equity compensation plans approved by security holders	44,000	$9.13	232,500
Equity compensation plans not approved by security holders	-	-	-
Total	44,000	$9.13	232,500

(1)	Represents shares remaining available for issuance under the 2005 Stock Awards Plan.

Non-employee directors are paid an annual retainer of $35,000, and each director has the opportunity to elect to receive $15,000 of the retainer in restricted stock. For 2010, each director elected to receive $15,000 of the annual retainer in restricted stock. The number of restricted shares is determined by the average of the high and low stock price on the day prior to the Annual Meeting of Shareholders. For 2010, each non-employee director received 1,531 shares of restricted stock (an aggregate of 7,655 shares). Issuance of the shares granted to the directors is not registered under the Securities Act of 1933 and the shares are subject to forfeiture in whole or in part upon the occurrence of certain events. During 2010, a non-employee director resigned from the Board of Directors resulting in the forfeiture of 765 shares. The above table does not reflect these shares issued to non-employee directors.

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
Consolidated Balance Sheets at January 1, 2011 and January 2, 2010
Consolidated Statements of Operations for the years ended January 1, 2011, January 2, 2010 and January 3, 2009
Consolidated Statements of Shareholders' Equity for the years ended January 1, 2011, January 2, 2010 and January 3, 2009
Consolidated Statements of Cash Flows for the years ended January 1, 2011, January 2, 2010 and January 3, 2009
Notes to Consolidated Financial Statements
	2.	Financial Statements Schedules: The following consolidated financial statements schedule of Synalloy Corporation is included in Item 15:
Schedule II - Valuation and Qualifying Accounts for the years ended January 1, 2011, January 2, 2010 and January 3, 2009

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

	3.	Listing of Exhibits:
See "Exhibit Index"

Schedule II Valuation and Qualifying Accounts

Column A	Column B	Column C	Column D		Column E
	Balance at	Charged to			Balance at
	Beginning	Cost and	Deductions		End of
Description	of Period	Expenses		(1)	Period
Year ended January 1, 2011
Deducted from asset account:
Allowance for doubtful accounts	$355,000	$85,000	$5,000		$435,000

Year ended January 2, 2010
Deducted from asset account:
Allowance for doubtful accounts	$816,000	$498,000	$959,000		$355,000

Year ended January 3, 2009
Deducted from asset account:
Allowance for doubtful accounts	$1,004,000	$106,000	$294,000		$816,000

(1) Allowances, uncollected accounts and credit balances written off against reserve, net of recoveries.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By /s/ Craig C. Bram Craig C. Bram Chief Executive Officer	March 25, 2011 Date
By /s/ Richard D. Sieradzki Richard D. Sieradzki Chief Financial Officer and Principal Accounting Officer	March 25, 2011 Date

SYNALLOY CORPORATION
Registrant

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ James G. Lane, Jr. James G. Lane, Jr. Chairman of the Board	March 25, 2011 Date
By /s/ Sibyl N. Fishburn Sibyl N. Fishburn Director	March 25, 2011 Date
By /s/ Carroll D. Vinson Carroll D. Vinson Director	March 25, 2011 Date
By /s/ Murray H. Wright Murray H. Wright Director	March 25, 2011 Date
By /s/ Ronald H. Braam Ronald H. Braam Director	March 25, 2011 Date
By /s/ Craig C. Bram Craig C. Bram Chief Executive Officer and Director	March 25, 2011 Date

Index to Exhibits
Exhibit No. from Item 601 of Regulation S-K	Description
3.1	Restated Certificate of Incorporation of Registrant, as amended, incorporated by reference to Registrant's Form 10-Q for the period ended April 2, 2005
3.2	Bylaws of Registrant, as amended, incorporated by reference to Registrant's Form 10-Q for the period ended March 31, 2001 (the "first quarter 2001 Form 10-Q")
4.1	Form of Common Stock Certificate, incorporated by reference to the first quarter 2001 Form 10-Q
10.1	Asset Purchase and Sale Agreement, dated as of August 31, 2009 between Registrant and Organic Pigment , LLC, as buyer and Ram-Fab, Inc. and Jones Resources Group, Inc., as seller
10.2	Synalloy Corporation Restated 1994 Non-Employee Directors' Stock Option Plan, incorporated by reference to the first quarter 2001 Form 10-Q
10.3	Synalloy Corporation 1998 Long-Term Incentive Stock Plan, incorporated by reference to the first quarter 2001 Form 10-Q
10.4	Registrant's Subsidiary and Divisional Management Incentive Plan, as restated, effective January 2, 2006, incorporated by reference to Registrant’s Form 10-K for the year ended December 30, 2006
10.5	Synalloy Corporation 2005 Stock Awards Plan, incorporated by reference to the Proxy Statement for the 2005 Annual Meeting of Shareholders
10.6	Credit Agreement, dated as of December 13, 2005, between Registrant and Carolina First Bank, incorporated by reference to Registrant’s Form 10-K for the year ended December 30, 2006
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

10.12	Agreement between Registrant’s Bristol Metals, LLC subsidiary and the Teamsters Local Union No. 549, dated March 5, 2010
10.13	Loan Agreement, dated as of June 30, 2010, between Registrant and Branch Banking and Trust (“BB&T”)
10.14	Employment Agreement dated January 24, 2011, between Registrant and Craig C. Bram
21	Subsidiaries of the Registrant
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32	Certifications Pursuant to 18 U.S.C. Section 1350