Form 10-Q
period 2011-04-02
SYNALLOY CORP
filed 2011-05-13
CIK 95953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 2, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to ____
Commission file number 0-19687

SYNALLOY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	57-0426694 (IRS Employer Identification Number)

775 Spartan Blvd. Suite 102 Spartanburg, South Carolina (Address of principal executive offices)	29301 (Zip code)

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
Yes  (  )    No  (X)

The number of shares outstanding of the registrant's common stock as of May 13, 2011 was 6,308,644.

Synalloy Corporation

Index

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Condensed consolidated balance sheets - April 2, 2011 and January 1, 2011
Condensed consolidated statements of operations - Three months ended April 2, 2011 and April 3, 2010
Condensed consolidated statements of cash flows - Three months ended April 2, 2011 and April 3, 2010
Notes to condensed consolidated financial statements - April 2, 2011
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6.	Exhibits
Signatures and Certifications

PART I
Item 1. FINANCIAL STATEMENTS
Synalloy Corporation
Condensed Consolidated Balance Sheets	(Unaudited)
	Apr 2, 2011	Jan 1, 2011
Assets
Current assets
Cash and cash equivalents	$889,210	$108,902
Accounts receivable, less allowance
for doubtful accounts	29,430,703	19,972,900
Inventories
Raw materials	15,908,261	12,660,670
Work-in-process	13,185,882	9,571,811
Finished goods	15,878,493	12,120,276
Total inventories	44,972,636	34,352,757

Deferred income taxes	2,194,928	2,257,000
Prepaid expenses and other current assets	435,515	814,185
Total current assets	77,922,992	57,505,744

Cash value of life insurance	3,047,567	3,029,566
Property, plant & equipment, net of accumulated
depreciation of $39,254,155 and $38,486,325	17,882,028	18,191,947
Goodwill	2,354,730	2,354,730
Deferred charges, net and other non-current assets	288,032	293,372
Total assets	$101,495,349	$81,375,359

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$19,650,108	$10,674,077
Accrued expenses	5,697,759	3,306,291
Accrued income taxes	1,037,169	-
Current portion of environmental reserves	301,472	293,456
Total current liabilities	26,686,508	14,273,824

Long-term debt	5,338,122	219,275
Environmental reserves	643,000	643,000
Deferred compensation	304,922	302,159
Deferred income taxes	2,062,000	2,062,000

Shareholders' equity
Common stock, par value $1 per share - authorized
12,000,000 shares; issued 8,000,000 shares	8,000,000	8,000,000
Capital in excess of par value	907,487	942,707
Retained earnings	72,481,728	69,981,395
Less cost of common stock in treasury:
1,696,346 and 1,710,591 shares	(14,928,418)	(15,049,001)
Total shareholders' equity	66,460,797	63,875,101
Total liabilities and shareholders' equity	$101,495,349	$81,375,359
Note: The balance sheet at January 1, 2011 has been derived from the audited consolidated financial statements at that date.
See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Operations
(Unaudited)	Three Months Ended
	Apr 2, 2011	Apr 3, 2010

Net sales	$42,742,420	$35,200,604

Cost of goods sold	35,644,239	32,450,943

Gross profit	7,098,181	2,749,661

Selling, general and administrative expense	3,134,689	2,627,719

Operating income	3,963,492	121,942

Other (income) and expense
Interest expense	29,171	1,507
Other, net	(14)	(9,012)

Income before income tax	3,934,335	129,447

Provision for income taxes	1,434,000	47,000

Net income	$2,500,335	$82,447

Net income per common share:
Basic	$0.40	$0.01
Diluted	$0.39	$0.01

Weighted average shares outstanding
Basic	6,295,855	6,271,788
Dilutive effect from stock
options and grants	41,836	24,927
Diluted	6,337,691	6,296,715

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)	Three Months Ended,
	Apr 2, 2011	Apr 3, 2010
Operating activities
Net income	$2,500,335	$82,447
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation expense	767,829	653,764
Amortization of deferred charges	5,340	-
Deferred income taxes	62,072	(130,545)
Provision for losses on accounts receivable	(54,000)	69,605
Provision for losses on inventory	(53,000)	20,276
Gain on sale of property, plant and equipment	(2,950)	(8,600)
Cash value of life insurance	(18,001)	(12,000)
Environmental reserves	8,016	(32,195)
Employee stock option and stock grant compensation	74,928	46,351
Changes in operating assets and liabilities:
Accounts receivable	(9,403,803)	(6,030,116)
Inventories	(10,566,879)	(5,636,056)
Other assets and liabilities	78,574	63,155
Accounts payable	8,976,031	798,250
Accrued expenses	2,391,466	235,170
Income taxes payable	1,349,913	19,615
Net cash used in operating activities	(3,884,129)	(9,860,879)

Investing activities
Purchases of property, plant and equipment	(457,910)	(796,307)
Proceeds from sale of property, plant and equipment	2,950	8,600
Net cash used in investing activities	(454,960)	(787,707)

Financing activities
Net borrowings from long-term debt	5,118,847	-
Dividends paid	-	(1,581,084)
Proceeds from exercised stock options	550	16,740
Net cash provided by (used in) financing activities	5,119,397	(1,564,344)

Increase (decrease) in cash and cash equivalents	780,308	(12,212,930)
Cash and cash equivalents at beginning of period	108,902	14,096,557

Cash and cash equivalents at end of period	$889,210	$1,883,627

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation

Notes To Condensed Consolidated Financial Statements
(Unaudited)

April 2, 2011

NOTE 1-- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 2, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended January 1, 2011.

NOTE 2--INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.

NOTE 3--STOCK OPTIONS AND EMPLOYEE STOCK GRANTS

During the first three months of 2011, options for 3,000 shares were exercised by directors for an aggregate exercise price of $14,490 with the proceeds generated from the repurchase of 1,045 shares from directors totaling $13,940 and cash received of $550. There were 4,000 stock options cancelled during the first quarter of 2011.

On January 21, 2011, the Board of Directors of the Company adopted the 2011 Long-Term Incentive Stock Option Plan (the “2011 Plan”) which was approved by the Shareholders at the April 28, 2011 Annual Meeting. The 2011 Plan authorizes the issuance of incentive options for up to 350,000 shares of the Company’s common stock. On January 24, 2011, subject to plan approval, the Company granted options to purchase 100,000 shares of its common stock at an exercise price of $11.55 to its CEO, which may be exercised beginning one year after the date of grant at a rate of 20 percent annually on a cumulative basis, and unexercised options expire ten years from the grant date. Accordingly, the value of the award will be measured as of the shareholder approval date and will be charged as compensation expense beginning in the second quarter of 2011 and continuing through the remaining vesting period.

On January 24, 2011, 13,420 shares were granted under the Company’s 2005 Stock Awards Plan to the CEO and on February 9, 2011, 13,300 shares were granted to certain management employees of the Company. The stock awards vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant. In order for the awards to vest, the employee must be in the continuous employment of the Company since the date of the award. Any portion of an award that has not vested will be forfeited upon termination of employment. The Company may terminate any portion of the award that has not vested upon an employee’s failure to comply with all conditions of the award or the Plan. Shares representing awards that have not yet vested will be held in escrow by the Company. An employee is not entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable.

Synalloy Corporation

Notes To Condensed Consolidated Financial Statements
(Unaudited)

April 2, 2011

NOTE 4--INCOME TAXES

The Company did not have any unrecognized tax benefits accrued at April 2, 2011 and January 1, 2011. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2007 and substantially all material state and local income tax matters for years through 2005. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

NOTE 5--PAYMENT OF DIVIDENDS

During 2010, the Company declared and paid a $0.25 per share dividend on March 22, 2010 and another $0.25 per share dividend on December 8, 2010.  Total outlay of the dividends during 2010 amounted to $3,166,000.   The Board presently plans to review at the end of each fiscal year the financial performance and capital needed to support future growth to determine the amount of cash dividend, if any, which is appropriate.

NOTE 6--SEGMENT INFORMATION

	THREE MONTHS ENDED
	Apr 2, 2011	Apr 3, 2010
Net sales
Metals Segment	$31,417,000	$24,963,000
Specialty Chemicals Segment	11,325,000	10,238,000
	$42,742,000	$35,201,000
Operating (loss) income
Metals Segment	$3,955,000	$(402,000)
Specialty Chemicals Segment	773,000	1,086,000
	4,728,000	684,000
Unallocated expenses
Corporate	765,000	562,000
Interest expense	29,000	2,000
Other income	-	(9,000)

Income before income taxes	$3,934,000	$129,000

NOTE 7--FAIR VALUE DISCLOSURES

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, trade accounts receivable, cash value of life insurance, accounts payable and long-term debt approximate their fair value.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

April 2, 2011

NOTE 8 – LEGAL CONTINGENCIES

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

NOTE 9--SUBSEQUENT EVENTS

On April 28, 2011 the Company issued to each of its non-employee directors 998 shares of its common stock from shares held in Treasury (an aggregate of 4,990 shares) in lieu of $15,000 of their annual cash retainer fees.

The Company performs an evaluation of events that occur after the balance sheet date but before financial statements are issued for potential recognition or disclosure of such events in its financial statements. The Company evaluated subsequent events through the date that the financial statements were issued.

Synalloy Corporation

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is managements’ discussion of certain significant factors that affected the Company during the quarter ended April 2, 2011.

Consolidated sales for the first quarter of 2011 increased 21 percent to $42,742,000 compared to $35,201,000 for the same period one year ago.  The Company showed net earnings of $2,500,000 or $0.39 per share for the first quarter of 2011 compared to net earnings of $82,000 or $0.01 per share for the first quarter of 2010.

Sales for the Metals Group for the first quarter of 2011 totaled $31,417,000, an increase of 26 percent over the same quarter last year. Operating income for the Metals Segment was $3,955,000 for the first quarter 2011 compared to an operating loss of $402,000 for 2010. The sales increase resulted from a three percent increase in unit volumes and a 21 percent increase in average selling prices. First quarter 2011’s selling prices, as compared to the prior year, reflects higher prices for both commodity (up 23 percent) and non-commodity products (up 32 percent). Special alloy product shipments were higher in 2011 as a result of increased projects and distributor restocking. International sales efforts are continuing to show year over year sales growth.

The increase in Metals Group operating income resulted from improved product mix and increased selling prices across all product categories. Both pipe manufacturing and fabricated piping systems showed substantial operating margin improvement over the prior year. Piping Systems margins were favorably affected in the first quarter by higher unit selling prices associated with the completion of several large scale, lump-sum jobs. Included in the 2010 operating loss was $500,000 of product claims expense which resulted from a Metals Segment customer alleging that the Segment delivered defective pipe in 2006 which the customer had removed and replaced.  The Company settled this claim in May 2010.

Sales for the Specialty Chemicals Segment in the first quarter were $11,325,000, an increase of eleven percent over the first quarter of 2010. Pounds sold during the first quarter of 2011 were down two percent from the prior year. While average selling prices for the first quarter were up 13 percent over the prior year, raw material costs increased 17 percent. Operating income for the first quarter of 2011 was $773,000, down 29 percent from 2010. The Segment experienced higher raw material costs beginning in the third quarter of 2010 and management increased selling prices whenever possible to help offset the increased costs. The decrease in operating income during the quarter resulted from the inability to pass all of the raw material cost increases along to our customers plus higher shipping container costs. Profits were also impacted as some key customers experienced market weakness with their products resulting in the Segment shipping a larger amount of lower margin products during the current quarter.

Consolidated selling and administrative expense for the first quarter increased $492,000 or 19 percent for the first quarter 2011 compared to the same quarter for the prior year. This expense category was seven percent of sales for the first quarter for both 2011 and 2010. The increase from the first quarter of 2010 is primarily due to higher projected performance based incentive bonuses for Corporate personnel.

The Company’s cash balance increased during the first quarter from $109,000 at the end of 2010 to $889,000 as of April 2, 2011. Higher sales activity during the first quarter of 2011 resulted in an increase of accounts receivable by $9,458,000 when compared to the prior year-end. Also, inventories increased $10,620,000 at the end of the first quarter when compared to the prior year-end to support projected second quarter product shipments. These amounts were partially offset by an increase in accounts payable at the end of the first quarter of 2011 of $8,976,000 when compared to the 2010 year-end balance. The Company borrowed $5,119,000 during the first quarter of 2011 in support of the net cash requirements associated with continued business growth and had $5,338,000 of bank debt outstanding as of the end of the first quarter of 2011.

Each of The Company’s business units generated profitable results during the first quarter of 2011 despite a challenging economy. The Metals Segment’s business is highly dependent on its customers’ capital expenditures which have just begun to show some improvement. Excess capacity in the pipe manufacturing industry continues to present a difficult operating environment. Stainless steel surcharges, which affect our costs of raw materials and selling prices, increased during the first quarter of 2011 and are projected to increase further during the second quarter of 2011. We believe we are the largest and most capable domestic producer of non-commodity stainless steel pipe and an effective producer of commodity stainless steel pipe which should serve us well in the long run. Our market position remains strong in the commodity pipe market and we are experiencing a significant upswing in project and special alloy demand. We also continue to be optimistic about the piping systems business over the long term. The favorable margins experienced by piping systems during the first quarter should continue, to a lesser degree, for the remainder of the year. Approximately 80 percent of the piping systems backlog comes from paper and wastewater treatment projects. Piping systems’ backlog was $27,842,000 at April 2, 2011, $25,306,000 at January 1, 2011 and $37,132,000 at April 3, 2010. We estimate that approximately 80 percent of the backlog should be completed over the next twelve months.

The higher sales levels that the Specialty Chemicals Segment experienced during the first quarter should continue into the remainder of 2011.  Maintaining first quarter 2011 profitability levels during the remainder of 2011 will depend on our ability to pass on to our customers cost increases associated with petroleum-based and commodity chemicals.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information about the Company’s exposure to market risk was disclosed in its Annual Report on Form 10-K for the year ended January 1, 2011, which was filed with the Securities and Exchange Commission on March 25, 2011. There have been no material quantitative or qualitative changes in market risk exposure since the date of that filing.

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

Synalloy Corporation

PART II: OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter ended April 2, 2011, the Registrant issued shares of common stock to the following classes of persons upon the exercise of options issued pursuant to the Registrant's 1998 Stock Option Plan. Issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering.

		Number of Shares	Aggregate Exercise
Date Issued	Class of Purchasers	Issued	Price

3/7/2011	Officers and employees	3,000	$14,490

Issuer Purchases of Equity Securities
Maximum
Number
			Total Number	of Shares
			of Shares	that may yet be
			Purchased as	Purchased
Quarter		Average	Part of Publically	Under
Ended April 2, 2011	Total Number	Price Paid	Announced	the Plans
for the Period	of Shares (1)	per Share (1)	Plans or Programs	or Programs
01-02 to 01-29	-	-	-	-
01-30 to 02-26	-	-	-	-
02-26 to 04-02	1,045	$13.34	-	-
Total	1,045	$13.34	-	-
(1) This column reflects the surrender of previously owned shares of common stock to pay the exercise price in connection with the exercise of stock options.

Item 6.		Exhibits
The following exhibits are included herein:
	31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
	31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer and Principal Accounting Officer
	32	Certifications Pursuant to 18 U.S.C. Section 1350

Synalloy Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNALLOY CORPORATION
(Registrant)

Date: May 13, 2011	By:	/s/ Craig C. Bram
Craig C. Bram
President and Chief Executive Officer

Date: May 13, 2011	By:	/s/ Richard D. Sieradzki
Richard D. Sieradzki
Chief Financial Officer and Principal Accounting Officer