Form 10-Q
period 2011-07-02
SYNALLOY CORP
filed 2011-08-12
CIK 95953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 2, 2011

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
Yes  (  )    No  (X)

The number of shares outstanding of the registrant's common stock as of August 10, 2011 was 6,323,596.

Synalloy Corporation

Index

 PART I.                      FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Condensed consolidated balance sheets - July 2, 2011 and January 1, 2011
Condensed consolidated statements of operations - Three and six months ended July 2, 2011 and July 3, 2010
Condensed consolidated statements of cash flows - Six months ended July 2, 2011 and July 3, 2010
Notes to condensed consolidated financial statements - July 2, 2011
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II.                      OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6.	Exhibits
Signatures and Certifications

PART I
Item 1. FINANCIAL STATEMENTS
Synalloy Corporation
Condensed Consolidated Balance Sheets
	(Unaudited)
	Jul 2, 2011	Jan 1, 2011
Assets
Current assets
Cash and cash equivalents	$115,418	$108,902
Accounts receivable, less allowance
for doubtful accounts	24,404,728	19,972,900
Inventories
Raw materials	12,913,116	12,660,670
Work-in-process	15,790,832	9,571,811
Finished goods	17,867,139	12,120,276
Total inventories	46,571,087	34,352,757

Deferred income taxes	2,194,928	2,257,000
Prepaid expenses and other current assets	425,508	814,185
Total current assets	73,711,669	57,505,744

Cash value of life insurance	3,065,566	3,029,566
Property, plant & equipment, net of accumulated
depreciation of $39,984,089 and $38,486,325	17,974,319	18,191,947
Goodwill	2,354,730	2,354,730
Deferred charges, net and other non-current assets	290,191	293,372
Total assets	$97,396,475	$81,375,359

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$15,816,901	$10,674,077
Accrued expenses	5,627,711	3,306,291
Current portion of environmental reserves	307,990	293,456
Accrued income taxes	85,369	-
Total current liabilities	21,837,971	14,273,824

Long-term debt	4,091,439	219,275
Environmental reserves	643,000	643,000
Deferred compensation	307,685	302,159
Deferred income taxes	2,062,000	2,062,000

Shareholders' equity
Common stock, par value $1 per share - authorized
12,000,000 shares; issued 8,000,000 shares	8,000,000	8,000,000
Capital in excess of par value	1,005,562	942,707
Retained earnings	74,190,757	69,981,395
Less cost of common stock in treasury:
1,675,156 and 1,710,591 shares	(14,741,939)	(15,049,001)
Total shareholders' equity	68,454,380	63,875,101
Total liabilities and shareholders' equity	$97,396,475	$81,375,359
Note: The balance sheet at January 1, 2011 has been derived from the audited consolidated financial statements at that date.
See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended		Six Months Ended
	Jul 2, 2011	Jul 3, 2010	Jul 2, 2011	Jul 3, 2010

Net sales	$41,398,684	$36,348,685	$84,141,104	$71,549,289

Cost of goods sold	35,819,756	32,138,412	71,463,995	64,589,355

Gross profit	5,578,928	4,210,273	12,677,109	6,959,934

Selling and administrative expense	2,908,697	2,502,910	6,043,386	5,130,629

Operating income	2,670,231	1,707,363	6,633,723	1,829,305

Other (income) and expense
Interest expense	27,220	12,740	56,391	14,247
Other, net	(16)	(1,298)	(30	(10,310)

Income before income tax	2,643,027	1,695,921	6,577,362	1,825,368

Provision for income taxes	934,000	618,000	2,368,000	665,000

Net income	$1,709,027	$1,077,921	$4,209,362	$1,160,368

Net income per common share
Basic	$0.27	$0.17	$0.67	$0.18
Diluted	$0.27	$0.17	$0.66	$0.18

Weighted average shares outstanding
Basic	6,310,819	6,283,011	6,303,420	6,277,399
Dilutive effect from stock
options and grants	46,121	30,124	44,464	22,859
Diluted	6,356,940	6,313,135	6,347,884	6,300,258

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)	Six Months Ended
	Jul 2, 2011	Jul 3, 2010
Operating activities
Net income	$4,209,362	$1,160,368
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation expense	1,536,482	1,316,675
Amortization of deferred charges	14,412	-
Deferred income taxes	62,072	(130,545)
Provision for losses on accounts receivable	75,300	149,519
Provision for losses on inventory	(127,000)	7,375
Gain on sale of property, plant and equipment	(33,835)	(19,991)
Cash value of life insurance	(36,000)	(52,163)
Environmental reserves	14,534	(137,815)
Issuance of treasury stock for director fees	74,950	74,981
Employee stock option and stock grant compensation	123,180	89,341
Changes in operating assets and liabilities:
Accounts receivable	(4,507,128)	(6,000,068)
Inventories	(12,091,330)	(10,193,025)
Other assets and liabilities	80,113	295,671
Accounts payable	5,142,824	296,615
Accrued expenses	2,321,420	3,936,037
Income taxes payable	398,113	(1,696,841)
Net cash used in operating activities	(2,742,531)	(10,903,866)

Investing activities
Purchases of property, plant and equipment	(1,330,469)	(3,872,808)
Proceeds from sale of property, plant and equipment	45,450	30,600
Net cash used in investing activities	(1,285,019)	(3,842,208)

Financing activities
Net borrowings from long-term debt	3,872,164	2,312,810
Dividends paid	-	(1,581,084)
Proceeds from exercised stock options	161,902	16,746
Net cash provided by financing activities	4,034,066	748,472

Increase (decrease) in cash and cash equivalents	6,516	(13,997,602)
Cash and cash equivalents at beginning of period	108,902	14,096,557

Cash and cash equivalents at end of period	$115,418	$98,955

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation

Notes To Condensed Consolidated Financial Statements
(Unaudited)

July 2, 2011

NOTE 1-- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended July 2, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended January 1, 2011.

NOTE 2--INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.

NOTE 3--STOCK OPTIONS AND EMPLOYEE STOCK GRANTS

During the first six months of 2011, options for 19,200 shares were exercised by directors for an aggregate exercise price of $175,842 with the proceeds generated from the repurchase of 1,045 shares from directors totaling $13,940 and cash received of $161,902. There were 4,000 stock options cancelled during the first half of 2011.

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

Synalloy Corporation

Notes To Condensed Consolidated Financial Statements
(Unaudited)

July 2, 2011

NOTE 4--INCOME TAXES

The Company did not have any unrecognized tax benefits accrued at July 2, 2011 and January 1, 2011. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2007 and substantially all material state and local income tax matters for years through 2005. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

NOTE 6--SEGMENT INFORMATION

	THREE MONTHS ENDED		SIX MONTHS ENDED
	Jul 2, 2011	Jul 3, 2010	Jul 2, 2011	Jul 3, 2010
Net sales
Metals Segment	$30,519,000	$25,137,000	$61,937,000	$50,099,000
Specialty Chemicals Segment	10,879,000	11,212,000	22,204,000	21,450,000
	$41,398,000	$36,349,000	$84,141,000	$71,549,000
Operating income
Metals Segment	$2,523,000	$963,000	$6,478,000	$561,000
Specialty Chemicals Segment	859,000	1,241,000	1,633,000	2,327,000
	3,382,000	2,204,000	8,111,000	2,888,000
Unallocated expenses
Corporate	712,000	496,000	1,478,000	1,059,000
Interest expense	27,000	13,000	56,000	14,000
Other income	-	(1,000)	-	(10,000)

Income before income taxes	$2,643,000	$1,696,000	$6,577,000	$1,825,000

NOTE 7--FAIR VALUE DISCLOSURES

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, trade accounts receivable, cash value of life insurance, accounts payable and long-term debt approximate their fair value.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

July 2, 2011

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

Synalloy Corporation

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is managements’ discussion of certain significant factors that affected the Company during the three and six month periods ended July 2, 2011.

Consolidated sales for the second quarter of 2011 increased 21 percent to $41,398,000 compared to $36,349,000 for the same period one year ago.  The Company showed net earnings of $1,709,000 or $0.27 per share for the second quarter of 2011 compared to net earnings of $1,078,000 or $0.17 per share for the second quarter of 2010. For the six months ended July 2, 2011, sales were $84,141,000, up 18 percent from sales of $71,549,000 for the same period of 2010.  Net earnings for the first six months of 2011 increased 263 percent to $4,209,000 or $0.66 per share compared to $1,160,000 or $0.18 per share for the comparable period last year.

Sales for the Metals Segment increased 21 percent to $30,519,000 and operating income increased 162 percent to $2,523,000 in the second quarter of 2011 when compared to the same period a year earlier. The sales increase resulted from a 20 percent increase in average selling prices combined with a one percent increase in unit volumes. The segment experienced a favorable product mix for the second quarter with higher priced non-commodity unit volume increasing 38 percent for the quarter while commodity unit volume decreased 13 percent. Special alloy product shipments were higher in 2011 as a result of increased projects and distributor restocking. International sales are continuing to show year over year sales growth. The increase in operating income resulted from the favorable product mix experienced during the quarter in addition to management’s focus on controlling costs at the various manufacturing facilities.  The segment experienced margin improvement despite falling nickel prices during the second quarter of 2011.

For the first six months of 2011, sales and operating income for the Metals Segment increased 24 percent to $61,937,000, and 1,055 percent to $6,478,000, respectively, compared to the same period of 2010. The sales increase was comprised of a 21 percent increase in average selling prices combined with a two percent increase in unit volumes. The unit volume increase reflects a nine percent increase in non-commodity pipe from the same factors as outlined above for the second quarter, combined with a one percent decrease from commodity pipe sales. Both pipe manufacturing and fabricated piping systems showed operating margin improvement over the prior year.

The Specialty Chemicals Segment’s revenues decreased for the second quarter of 2011 by three percent compared to the second quarter of 2010.  Sales for the first six months of 2011 increased four percent over the same period of 2010.  Pounds sold during the second quarter and first six months of 2011 were 14 percent and eight percent lower, respectively, than the same periods last year. The second quarter sales decrease resulted from several key accounts experiencing market weakness with their products. Operating income decreased 31 percent and 30 percent for the second quarter and first six months of 2011, respectively, when compared to the same periods of 2010. Raw material price increases continue to put pressure on gross margins and management will continue to focus on increasing selling prices wherever possible for the remainder of the year

Consolidated selling and administrative expenses increased $216,000 and $419,000 for the second quarter and first six months of 2011, respectively, compared to the same periods a year ago mainly due to higher projected performance based incentive bonuses for corporate personnel. Higher salaries and wages and the elimination of outsourcing revenue also contributed to the increase in consolidated selling and administrative expense.

The Company’s cash balance was relatively unchanged during the first six months of 2011, increasing from $109,000 at the end of 2010 to $115,000 as of July 2, 2011. As a result of the higher sales activity during the second quarter of 2011, compared to the fourth quarter of 2010, accounts receivable increased at July 2, 2011 by $4,507,000. Inventory levels increased $12,091,000 during the first six months of 2011 in support of higher

Synalloy Corporation

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

metals segment activity, especially in higher priced special alloys.  These amounts were partially offset by an increase in accounts payable at the end of the second quarter of 2011 of $5,143,000 when compared to the 2010year-end balance. The Company borrowed $3,872,000 during the first six months of 2011 and had $4,091,000 of bank debt outstanding as of July 2, 2011.  The Company was in compliance with all debt covenants as of July 2, 2011.

The Metals Segment’s business is highly dependent on its customers’ capital expenditures which have begun to show some improvement. Excess capacity in the pipe manufacturing industry continues to present a difficult operating environment. Stainless steel surcharges, which affect our costs of raw materials and selling prices, increased through April and declined in May and June of 2011. We expect surcharges to decrease further during the third quarter with prices leveling off by the end of the quarter. We believe we are the largest and most capable domestic producer of non-commodity stainless steel pipe and an effective producer of commodity stainless steel pipe which should serve us well in the long run. Our market position remains strong in the commodity pipe market and we are experiencing a significant upswing in project and special alloy demand. We also continue to be optimistic about the piping systems business over the long term. There has been an increase in inquiries for stainless and carbon steel piping systems and fabrication opportunities remain strong in the paper and wastewater treatment areas as well as increased activity in power generation projects. Approximately 80 percent of the piping systems backlog comes from paper and wastewater treatment projects. Piping systems’ backlog was $23,654,000 at July 2, 2011, $25,306,000 at January 1, 2011 and $33,046,000 at July 3, 2010. We estimate that approximately 80 percent of the backlog should be completed over the next twelve months.

The Specialty Chemicals Segment faces a tough 2011 market. A major account is experiencing transitional challenges under new ownership resulting in the Segment losing sales volume.  Management plans to replace pounds lost in the first six months with two major projects based on its defoamer and sulfating technologies.  We expect the defoamer project to start-up and sulfating product samples to begin shipping in the fourth quarter of 2011.

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

Synalloy Corporation

PART II: OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter ended July 2, 2011, the Registrant issued shares of common stock to the following class of persons upon the issuance of shares in lieu of cash for services rendered. Issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering.

Date Issued	Class of Purchasers	Number of Shares Issued	Consideration
4/28/2011	Non-Employee Directors(1)	4,990	Director Services

(1)
Each non-employee director was given the opportunity and has elected to receive $15,000 of the retainer in restricted stock for 2011-12 year which equals 998 shares per director for a total of 4,990 shares. The number of restricted shares issued is determined by the average of the high and low stock priced on the day prior to the Annual Meeting of Shareholders. The shares granted to the non-employee directors are not registered under the Securities Act of 1933 and are subject to forfeiture in whole or in part upon the occurrence of certain events. The number of shares in the above chart represents the aggregate number of shares directors are entitled to receive at the end of the Company’s second quarter and is prorated based on the number of regular quarterly board meetings attended during each director’s elected term.

Also, during the second quarter ended July 2, 2011, the Registrant issued shares of common stock to the following classes of persons upon the exercise of options issued pursuant to the Registrant's 1998 Stock Option Plan. Issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering.

Date Issued	Class of Purchasers	Number of Shares Issued	Aggregate Exercise Price
5/26/11	Non-Employee Directors	8,800	$87,648
6/27/11	Non-Employee Directors	7,400	$73,704

Synalloy Corporation

Item 6.		Exhibits
The following exhibits are included herein:
	31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
	31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer and Principal Accounting Officer
	32	Certifications Pursuant to 18 U.S.C. Section 1350

Synalloy Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNALLOY CORPORATION
(Registrant)

Date: August 12, 2011	By:	/s/ Craig C. Bram
Craig C. Bram
President and Chief Executive Officer

Date: August 12, 2011	By:	/s/ Richard D. Sieradzki
Richard D. Sieradzki
Chief Financial Officer and Principal Accounting Officer