Form 10-Q/A
period 2011-07-02
SYNALLOY CORP
filed 2011-08-12
CIK 95953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

Synalloy Corporation (the Registrant) is filing this amendment (the Form 10-Q/A) to our Quarterly Report on Form 10-Q for the quarter ended July 2, 2011 (the Form 10-Q), filed with the U. S. Securities and Exchange Commission on  August 12, 2011, solely to attach the Interactive Data Files.

This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

Synalloy Corporation

Item 6.		Exhibits
The following exhibits are included herein:
	101.INS*	XBRL Instance Document
	101.SCH*	XBRL Taxonomy Extension Schema
	101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
	101.LAB*	XBRL Taxonomy Extension Label Linkbase
	101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q/A shall be deemed "furnished" and not "filed."

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