Form 10-Q
period 2011-10-01
SYNALLOY CORP
filed 2011-11-15
CIK 95953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 1, 2011

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
Yes  (  )    No  (X)

The number of shares outstanding of the registrant's common stock as of November 10, 2011 was 6,328,340.

Synalloy Corporation

Index

 PART I.                      FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Condensed consolidated balance sheets - October 1, 2011 and January 1, 2011
Condensed consolidated statements of operations - Three and nine months ended October 1, 2011 and October 2, 2010
Condensed consolidated statements of cash flows - Nine months ended October 1, 2011 and October 2, 2010
Notes to condensed consolidated financial statements - October 1, 2011
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II.                      OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6.	Exhibits
Signatures and Certifications

PART I
Item 1. FINANCIAL STATEMENTS
Synalloy Corporation
Condensed Consolidated Balance Sheets
	(Unaudited)
	Oct 1, 2011	Jan 1, 2011
Assets
Current assets
Cash and cash equivalents	$119,559	$108,902
Accounts receivable, less allowance
for doubtful accounts	28,611,363	19,972,900
Inventories
Raw materials	13,230,728	12,660,670
Work-in-process	16,221,051	9,571,811
Finished goods	15,348,371	12,120,276
Total inventories	44,800,150	34,352,757

Deferred income taxes	2,194,928	2,257,000
Prepaid expenses and other current assets	1,329,063	814,185
Total current assets	77,055,063	57,505,744

Cash value of life insurance	3,083,566	3,029,566
Property, plant & equipment, net of accumulated
depreciation of $40,737,395 and $38,486,325	17,874,928	18,191,947
Goodwill	2,354,730	2,354,730
Deferred charges, net and other non-current assets	43,918	293,372
Total assets	$100,412,205	$81,375,359

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$14,110,774	$10,674,077
Accrued expenses	5,182,282	3,306,291
Current portion of environmental reserves	175,789	293,456
Total current liabilities	19,468,845	14,273,824

Long-term debt	8,907,455	219,275
Environmental reserves	558,000	643,000
Deferred compensation	310,447	302,159
Deferred income taxes	2,062,000	2,062,000

Shareholders' equity
Common stock, par value $1 per share - authorized
12,000,000 shares; issued 8,000,000 shares	8,000,000	8,000,000
Capital in excess of par value	1,077,202	942,707
Retained earnings	74,761,395	69,981,395
Less cost of common stock in treasury:
1,674,156 and 1,710,591 shares	(14,733,139)	(15,049,001)
Total shareholders' equity	69,105,458	63,875,101
Total liabilities and shareholders' equity	$100,412,205	$81,375,359
Note: The balance sheet at January 1, 2011 has been derived from the audited consolidated financial statements at that date.
See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended		Nine Months Ended
	Oct 1, 2011	Oct 2, 2010	Oct 1, 2011	Oct 2, 2010

Net sales	$46,193,059	$41,932,059	$130,334,163	$113,481,348

Cost of goods sold	42,563,266	37,312,332	114,027,261	101,901,687

Gross profit	3,629,793	4,619,727	16,306,902	11,579,661

Selling and administrative expense	2,702,843	2,380,249	8,746,229	7,510,878

Operating income	926,950	2,239,478	7,560,673	4,068,783

Other (income) and expense
Interest expense	36,646	21,996	93,037	36,243
Other, net	(335)	(1,184)	(365)	(11,494)

Income before income tax	890,639	2,218,666	7,468,001	4,044,034

Provision for income taxes	320,000	807,000	2,688,000	1,472,000

Net income	$570,639	$1,411,666	$4,780,001	$2,572,034

Net income per common share
Basic	$0.09	$0.22	$0.76	$0.41
Diluted	$0.09	$0.22	$0.75	$0.41

Weighted average shares outstanding
Basic	6,325,295	6,285,781	6,310,609	6,280,193
Dilutive effect from stock
options and grants	44,600	28,900	48,285	24,264
Diluted	6,369,895	6,314,681	6,358,894	6,304,457

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)	Nine Months Ended
	Oct 1, 2011	Oct 2, 2010
Operating activities
Net income	$4,780,001	$2,572,034
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation expense	2,289,789	2,004,721
Amortization of deferred charges	20,685	5,340
Deferred income taxes	62,072	(130,545)
Provision for losses on accounts receivable	246,293	114,754
Provision for losses on inventory	1,259,000	50,502
Gain on sale of property, plant and equipment	(37,025)	(46,223)
Cash value of life insurance	(54,001)	(66,163)
Environmental reserves	(202,667)	(169,392)
Issuance of treasury stock for director fees	78,704	67,478
Employee stock option and stock grant compensation	199,866	132,331
Changes in operating assets and liabilities:
Accounts receivable	(8,884,756)	(8,266,279)
Inventories	(11,706,393)	(11,116,849)
Other assets and liabilities	(112,967)	453,716
Accounts payable	3,436,697	710,715
Accrued expenses	1,875,991	7,262,451
Income taxes payable	(154,970)	(1,751,220)
Net cash used in operating activities	(6,903,681)	(8,172,629)

Investing activities
Purchases of property, plant and equipment	(1,985,046)	(4,782,486)
Proceeds from sale of property, plant and equipment	49,301	56,832
Net cash used in investing activities	(1,935,745)	(4,725,654)

Financing activities
Net borrowings from long-term debt	8,688,180	1,772,568
Dividends paid	-	(1,581,084)
Proceeds from exercised stock options	161,903	39,066
Net cash provided by financing activities	8,850,083	230,550

Increase (decrease) in cash and cash equivalents	10,657	(12,667,733)
Cash and cash equivalents at beginning of period	108,902	14,096,557

Cash and cash equivalents at end of period	$119,559	$1,428,824

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

October 1, 2011

NOTE 1-- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended October 1, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended January 1, 2011.

During the third quarter the Company recorded an adjustment of approximately $413,000 (pre-tax) to reduce cost of goods sold in its consolidated financial statements related to certain parts and supplies used in its Metals Segment.  During the first and second quarters of 2011, management began purchasing additional parts and supplies that it planned to maintain in stock to minimize down times in the event a repair is needed on its production lines.  In previous periods, these parts and supplies were ordered on an as-needed basis, which occasionally resulted in a halt to production.  The costs of these new parts were charged to cost of goods sold during the first and second quarters instead of being capitalized.  Approximately half of this adjustment related to the first quarter of 2011 and the other half related to the second quarter of 2011.  Management evaluated the impact of this adjustment on previously reported financial results in 2011, and concluded that the impact was not material to those interim financial statements or to the third quarter 2011 consolidated financial statements, where the adjustment was made.  There was no material impact on the consolidated financial statements for the nine months ended October 1, 2011, or on periods prior to fiscal year 2011.

NOTE 2--INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.

NOTE 3--STOCK OPTIONS AND EMPLOYEE STOCK GRANTS

During the first nine months of 2011, options for 19,200 shares were exercised by directors for an aggregate exercise price of $175,842 with the proceeds generated from the repurchase of 1,045 shares from directors totaling $13,940 and cash received of $161,903. There were no stock options exercised during the third quarter of 2011.  Also, 4,000 stock options were cancelled during the first nine months of 2011.

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

On January 24, 2011, 13,420 shares were granted under the Company’s 2005 Stock Awards Plan to the CEO and on February 9, 2011, 13,300 shares were granted to certain management employees of the Company. The stock awards vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant. In

Synalloy Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

October 1, 2011

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

NOTE 4--INCOME TAXES

The Company did not have any unrecognized tax benefits accrued at October 1, 2011 and January 1, 2011. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2007 and substantially all material state and local income tax matters for years through 2005. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

NOTE 6--SEGMENT INFORMATION

	THREE MONTHS ENDED		NINE MONTHS ENDED
	Oct 1, 2011	Oct 2, 2010	Oct 1, 2011	Oct 2, 2010
Net sales
Metals Segment	$35,817,000	$30,871,000	$97,753,000	$80,970,000
Specialty Chemicals Segment	10,376,000	11,061,000	32,581,000	32,511,000
	$46,193,000	$41,932,000	$130,334,000	$113,481,000
Operating income
Metals Segment	$912,000	$1,772,000	$7,390,000	$2,333,000
Specialty Chemicals Segment	686,000	856,000	2,318,000	3,183,000
	1,598,000	2,628,000	9,708,000	5,516,000
Unallocated expenses
Corporate	671,000	388,000	2,147,000	1,447,000
Interest expense	36,000	22,000	93,000	36,000
Other income	-	(1,000)	-	(11,000)

Income before income taxes	$891,000	$2,219,000	$7,468,000	$4,044,000

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

October 1, 2011

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

On November 10, 2011, the Board of Directors of the Company voted to pay an annual dividend of $0.25 per share payable on December 5, 2011 to holders of record on November 25, 2011, for a total cash payment of $1,582,000. The Board will continue to review at or near the end of each fiscal year the financial performance of the Company and the capital needed to support future growth during the last Board Meeting of each year to determine the amount of cash dividend, if any, which is appropriate.

Synalloy Corporation

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is managements’ discussion of certain significant factors that affected the Company during the three and nine month periods ended October 1, 2011.

Consolidated sales for the third quarter of 2011 increased ten percent to $46,193,000 compared to $41,932,000 for the same period one year ago.  The Company’s net earnings declined 60 percent to $571,000 or $0.09 per share for the third quarter of 2011 compared to net earnings of $1,412,000 or $0.22 per share for the third quarter of 2010. For the nine months ended October 1, 2011, sales were $130,334,000, up 15 percent from sales of $113,481,000 for the same period of 2010.  Net earnings for the first nine months of 2011 increased 86 percent to $4,780,000 or $0.75 per share compared to $2,572,000 or $0.41 per share for the comparable period last year.

Sales for the Metals Segment increased 16 percent to $35,817,000 while operating income decreased 49 percent to $912,000 in the third quarter of 2011 from the same period a year earlier. The sales increase resulted from a 14 percent increase in average selling prices combined with a one percent increase in unit volumes. The segment experienced a favorable product mix for the third quarter with higher priced non-commodity unit volume increasing 25 percent for the quarter while commodity unit volume decreased ten percent. Special alloy product shipments continue to surpass prior year levels as a result of increased projects and distributor restocking. International sales are also continuing to show year over year sales growth. Operating income decreased during the third quarter as lower nickel prices caused our material margins (defined as sales less material costs) to tighten.  Based upon our FIFO inventory valuation method, as nickel prices decrease, our selling price is reduced accordingly while material costs reflect the higher priced inventory.  Nickel prices decreased more than 15 percent from the second quarter of 2011. In addition, an inventory reserve of $631,000 was required at the end of the third quarter of 2011 to lower the inventory carrying costs of selected inventory sizes to market value. During the third quarter of 2010, the FIFO inventory method was favorable to the profitability of the Segment and an inventory valuation reserve was not required. The Company experienced a favorable adjustment in the third quarter of the current year as repair parts and manufacturing supplies previously expensed were inventoried and are reflected as a prepaid asset in the October 1, 2011 Balance Sheet.  These costs will be expensed in future periods as they are used in the production process. The total of these three items reduced net income for the third quarter of 2011 by $0.09 per share.  The favorable effect of the FIFO inventory valuation method in the prior year resulted in increased net income for the third quarter by $0.04 per share.  This $0.13 per share difference accounts for the  decline in net income per share experienced in the third quarter of 2011 compared to the year earlier results.

Sales for the first nine months of 2011 increased 21 percent to $97,753,000 and operating income of $7,390,000 was up 217 percent compared to the prior year periods. The sales increase was comprised of a 19 percent increase in average selling prices combined with a two percent increase in unit volumes. The unit volume increase reflects a 14 percent increase in non-commodity pipe from the same factors as outlined above for the third quarter, combined with a four percent decrease from commodity pipe sales. Both pipe manufacturing and fabricated piping systems showed operating margin improvement over the prior year on a year-to-date basis.

The Specialty Chemicals Segment’s revenues decreased for the third quarter of 2011 by six percent compared to the third quarter of 2010.  Sales for the first nine months of 2011 were relatively unchanged from the prior year.  Pounds shipped during the third quarter and first nine months of 2011 were 17 percent and eleven percent lower, respectively, than the same periods last year. Sales did not decrease as much as pounds shipped due to a favorable product mix during the quarter, with additional sales of higher priced products.  Contract or tolling sales continued to show weakness due to pricing pressures and lower sales projections from our customers.  However, the Segment did experience some pricing relief late in the third quarter resulting in September 2011 exceeding comparable 2010 sales levels.  Operating income decreased 20 percent and 27 percent for the third quarter and first nine months of 2011, respectively, when compared to 2010.

Synalloy Corporation

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating income did improve during September 2011, exceeding the same prior year month by four percent.  While it is too early to predict the continued weakening of raw material prices, some stabilization has occurred, allowing a return to more acceptable pricing and allowing us to focus on regaining market share.

Consolidated selling, general and administrative expense increased $323,000 or 14 percent and $1,235,000 or 16 percent for the third quarter and first nine months of 2011, respectively, compared to the same periods for the prior year.  This expense category was six percent of sales for the third quarter for both 2011 and 2010 and seven percent of sales for the first nine months of 2011 and 2010.  The increases are primarily due to higher projected performance-based incentive bonuses, higher salaries and wages and the elimination of outsourcing revenue. Higher stock option compensation costs, consulting and recruiting fees also contributed to the increase in consolidated selling and administrative expense.  These expenses were partially offset by a decrease in the Company’s bad debt reserve.

The Company’s cash balance was relatively unchanged during the first nine months of 2011, increasing from $109,000 at the end of 2010 to $120,000 as of October 1, 2011. As a result of the higher Metals Segment sales activity during the third quarter of 2011, compared to the fourth quarter of 2010, accounts receivable increased at October 1, 2011 by $8,638,000. Inventory levels increased $10,447,000 during the first nine months of 2011 in support of higher Metals Segment activity, especially in higher priced special alloy materials.  Higher inventory purchases during the third quarter of 2011 increased accounts payable at the end of the quarter by $3,437,000 when compared to the 2010 year-end balance. Capital expenditures for the first nine months of 2011 were $1,985,000. These items resulted in the Company having to borrow $8,688,000 during the first nine months of 2011 and had $8,907,000 of bank debt outstanding as of October 1, 2011.

On August 19, 2011, as a result of its strong balance sheet and very favorable debt covenant ratios, the Company’s bank extended the maturity date of their Credit Agreement by one additional year to June 30, 2014.  None of the other terms of the debt agreement were modified.

The Metals Segment’s business is highly dependent on its customers’ capital expenditures which have begun to show some improvement. Excess capacity in the pipe manufacturing industry continues to present a difficult operating environment. Stainless steel surcharges, which affect our costs of raw materials and selling prices, increased through April and declined in May through November of 2011 with the exception of a slight increase in September. We expect surcharges to stabilize in December and into the first quarter of 2012. We believe we are the largest and most capable domestic producer of non-commodity stainless steel pipe and an effective producer of commodity stainless steel pipe which should serve us well in the long run. Our market position remains strong in the commodity pipe market and we are experiencing a significant upswing in project and special alloy demand. We also continue to be optimistic about the piping systems business over the long term. During the third quarter of 2011, piping systems added two new salesmen that have already yielded positive results in new inquiries and customer relations.  We anticipate continued strong activity on the new sales front in the paper and wastewater treatment areas as well as power generation projects. Approximately 76 percent of the piping systems backlog comes from paper and wastewater treatment projects. Piping systems’ backlog was $18,147,000 at October 1, 2011, $23,654,000 at July 2, 2011, $25,306,000 at January 1, 2011 and $33,398,000 at October 2, 2010. We expect our backlog to increase over the next quarter or two as our additional salesmen successfully convert the previously mentioned new inquiries into firm orders. We estimate that approximately 80 percent of the backlog should be completed over the next 12 months.

Sales bookings into the fourth quarter of 2011 for the Specialty Chemicals Segment continue to show signs of strengthening that were observed during September and a major defoamer project continues on track for the potential of a significant impact on sales and profitability into 2012.  Specific efforts to grow the Chemical Intermediates portion of the Specialty Chemicals Segment are underway with facility modifications that will improve operating costs and margins.

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

Synalloy Corporation

PART II: OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter ended October 1, 2011, the Registrant issued shares of common stock to the following class of persons upon the issuance of shares in lieu of cash for services rendered. Issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering.  In addition, two Non-employee Directors either retired or resigned from the Board of Directors during the third quarter of 2011 and accordingly previously issued shares for 2011 Director Services were forfeited.

		Number of Shares
Date Issued	Class of Purchasers	Issued (Forfeited)	Consideration
8/03/2011	Non-Employee Directors	(1,248)	Director Services
8/11/2011	Non-Employee Directors(1)	2,248	Director Services

(1)
On August 11, 2011 two additional Non-employee Directors were elected to the Board to fill the unexpired terms of the two departing directors. Each newly elected Director was given the opportunity and has chosen to receive $11,250 of their pro-rated retainer in restricted stock for 2011-12 year which equals 1,124 shares per director for a total of 2,248 shares. The number of restricted shares issued is determined by the average of the high and low stock priced on the day prior to the Board Meeting in which they were elected. The shares granted to the non-employee directors are not registered under the Securities Act of 1933 and are subject to forfeiture in whole or in part upon the occurrence of certain events.

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

*In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed "furnished" and not "filed."

Synalloy Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNALLOY CORPORATION
(Registrant)

Date: November 14, 2011	By:	/s/ Craig C. Bram
Craig C. Bram
President and Chief Executive Officer

Date: November 14, 2011	By:	/s/ Richard D. Sieradzki
Richard D. Sieradzki
Chief Financial Officer and Principal Accounting Officer