Form 10-K
period 2011-12-31
SYNALLOY CORP
filed 2012-03-14
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
Form 10-K
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
OR
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 0-19687
SYNALLOY CORPORATION (Exact name of registrant as specified in its charter)
Delaware (State of incorporation)	57-0426694 (I.R.S. Employer Identification No.)
775 Spartan Blvd, Suite 102, P.O. Box 5627, Spartanburg, South Carolina 29304 (Address of principal executive offices) (Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes __    No X

Based on the closing price as of July 1,2011 which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $77.5 million. Based on the closing price as of February 27, 2012, the aggregate market value of common stock held by non-affiliates of the registrant was $74.3 million. The registrant did not have any non-voting common equity outstanding at either date.

The number of shares outstanding of the registrant's common stock as of February 27, 2012 was 6,325,844.
Documents Incorporated By Reference
Portions of the Proxy Statement for the 2012 annual shareholders' meeting are incorporated by reference into Part III of this Form 10-K.

Synalloy Corporation Form 10-K For Period Ended December 31, 2011 Table of Contents

Forward-Looking Statements

This Annual Report on Form 10-K includes and incorporates by reference "forward-looking statements" within the meaning of the securities laws. All statements that are not historical facts are "forward-looking statements." The words "estimate," "project," "intend," "expect," "believe," "anticipate," "plan," “outlook,” “should,” “could,” “may” and similar expressions identify forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions; the impact of competitive products and pricing; product demand and acceptance risks; raw material and other increased costs; raw materials availability; employee relations; ability to maintain workforce by hiring trained employees; customer delays or difficulties in the production of products; financial stability of our customers; environmental issues; unavailability of debt financing on acceptable terms and exposure to increased market interest rate risk; inability to comply with covenants and ratios required by our debt financing arrangements; ability to weather an economic downturn; loss of consumer or investor confidence and other risks detailed from time-to-time in Synalloy's Securities and Exchange Commission filings. Synalloy Corporation assumes no obligation to update any forward-looking information included in this Annual Report on Form 10-K.

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

The Company’s business is divided into two segments, the Metals Segment and the Specialty Chemicals Segment. The Metals Segment operates as Bristol Metals, LLC (“Bristol”), a wholly-owned subsidiary of Synalloy Metals, Inc., and Ram-Fab, LLC (“Ram-Fab”). Bristol manufactures pipe (“BRISMET”) and fabricates piping systems (“BristolFab”) from stainless steel and other alloys, and Ram-Fab fabricates piping systems from carbon, chrome, stainless steel and other alloys. The Metals Segment’s markets include the chemical, petrochemical, pulp and paper, mining, power generation (including nuclear), water and wastewater treatment, liquid natural gas (“LNG”), brewery, food processing, petroleum, pharmaceutical and other industries. The Specialty Chemicals Segment operates as Manufacturers Chemicals, LLC (“MC”), a wholly-owned subsidiary of Manufacturers Soap and Chemical Company, located in Cleveland, Tennessee and Dalton, Georgia. The Specialty Chemicals Segment produces specialty chemicals and dyes for the carpet, chemical, paper, metals, mining, agricultural, fiber, paint, textile, automotive, petroleum, cosmetics, mattress, furniture, janitorial and other industries.

General

Metals Segment – This Segment is comprised of two wholly-owned subsidiaries: Synalloy Metals, Inc. which owns 100 percent of Bristol Metals, LLC, located in Bristol, Tennessee; and Ram-Fab, LLC, located in Crossett, Arkansas.

BRISMET manufactures welded pipe, primarily from stainless steel, but also from other corrosion-resistant metals. Pipe is produced in sizes from one-half inch to 120 inches in diameter and wall thickness up to one and one-half inches. Sixteen-inch and smaller diameter pipe is made on equipment that forms and welds the pipe in a continuous process. Pipe larger than 16 inches in diameter is formed on presses or rolls and welded on batch welding equipment. Pipe is normally produced in standard 20-foot lengths. However, BRISMET has unusual capabilities in the production of long length pipe without circumferential welds. This can reduce installation cost for the customer. Lengths up to 60 feet can be produced in sizes up to 16 inches in diameter. In larger sizes BRISMET has a unique ability among domestic producers to make 48-foot lengths in diameters up to 36 inches. Over the past six years, Bristol has made substantial capital improvements to both BRISMET and BristolFab, expanding and improving capabilities to service markets requiring large diameter pipe and specialty alloy pipe such as water and waste water treatment, LNG, and scrubber applications for the power industry.  These improvements include expanding its x-ray facilities which allows simultaneous use of real time and film examination; updating material handling equipment; expanding capabilities for forming large pipe on existing batch equipment, giving BRISMET the capability to produce 36-inch diameter pipe in 48-foot lengths with wall thicknesses of up to one inch; adding a shear that has the capacity of shearing stainless steel plate up to one-inch thick; completing plant expansions that allow the manufacture of pipe up to 42 inches in diameter utilizing more readily available raw materials at lower costs, provide additional manufacturing capacity, and provide improved product handling and additional space for planned equipment additions; and installing automated hydro-testing equipment for pipe up to 72 inches in diameter.

A portion of the pipe produced is further processed into piping systems that conform to engineered drawings furnished by the customers. This allows the customer to take advantage of the high quality and efficiency of BristolFab rather than performing all of the welding at the construction site. BristolFab’s pipe fabrication shop can make one and one-half inch diameter cold bends on one-half inch through eight-inch stainless pipe with thicknesses up through schedule 40S. Most BristolFab’s piping systems are produced from pipe manufactured by BRISMET.

Ram-Fab’s carbon and chrome alloy pipe fabrication enhances the stainless fabrication business of BristolFab, giving the Segment the capability to quote on all types of pipe fabrication projects utilizing any combination of these three material types. Ram-Fab, which was purchased by the Company in 2009, was established over 20 years ago in Crossett, Arkansas and provides affordable, quality pipe fabrication in carbon steel and high chrome alloys. From power plants to refineries to chemical plants, Ram-Fab serves a broad range of customers, both domestic and international. As a carbon steel and high chrome pipe fabrication facility, Ram-Fab is poised to take advantage of the anticipated increase in the construction of power generation plants utilizing coal or natural gas, as well as nuclear. Refinery upgrades and environmental work will also add to the requirements of quality shop-fabricated carbon steel and high chrome systems. Since BRISMET does not manufacture carbon or chrome alloy pipe, these materials are purchased from outside suppliers.  During 2010, Ram-Fab completed a capital project to add a temperature and humidity controlled paint facility.  Since the majority of its carbon steel fabrication systems requires painting, this increased their production throughput and improved quality.

In order to establish stronger business relationships, only a few raw material suppliers are used. Five suppliers furnish about 84 percent of total dollar purchases of raw materials, with one supplier totaling about 37 percent. However, the Company does not believe that the loss of any of these suppliers would have a materially adverse effect on the Company as raw materials are readily available from a number of different sources, and the Company anticipates no difficulties in fulfilling its requirements.

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

MC, which was purchased by the Company in 1996, produces over 1,100 specialty formulations and intermediates for use in a wide variety of applications and industries. MC’s primary product lines focus on the areas of defoamers, surfactants and lubricating agents. Over 20 years ago, MC began diversifying its marketing efforts and expanding beyond traditional textile chemical markets. These three fundamental product lines find their way into a large number of manufacturing businesses. Over the years, the customer list has grown to include end users and chemical companies that supply paper, metal working, surface coatings, water treatment, mining and janitorial applications. MC’s capabilities also include the sulfation of fats and oils. These products are used in a wide variety of applications and represent a renewable resource, animal and vegetable derivatives, as alternatives to more expensive and non-renewable petroleum derivatives. In its Dalton, Georgia facility, MC serves the carpet and rug markets and also focuses on processing aids for wire drawing. MC Dalton blends and sells specialty dyestuffs and resells chemicals and specialty chemicals manufactured in MC’s Cleveland plant to its markets out of its leased warehousing facility. The Dalton site also contains a shade matching laboratory and sales offices for the group. Both MC sites have extensive chemical storage and blending capabilities.

MC’s strategy has been to focus on industries and markets that have good prospects for sustainability in the U.S. in light of global trends. MC’s marketing strategy relies on sales to end users through its own sales force, but it also sells chemical intermediates to other chemical companies and distributors. It also has close working relationships with a significant number of major chemical companies that outsource their production for regional manufacture and distribution to companies like MC. MC has been ISO (International Organization for Standardization) registered since 1995.

The Specialty Chemicals Segment maintains four laboratories for applied research and quality control which are staffed by ten employees.

Most raw materials used by the Segment are generally available from numerous independent suppliers and about 34 percent of total purchases are from its top five suppliers. While some raw material needs are met by a sole supplier or only a few suppliers, the Company anticipates no difficulties in fulfilling its raw material requirements.

Please see Note 13 to the Consolidated Financial Statements, which are included in Item 8 of this Form 10-K, for financial information about the Company's Segments.

Sales and Distribution

Metals Segment – The Metals Segment utilizes separate sales organizations for its different product groups. Stainless steel pipe is sold nationwide under the BRISMET trade name through authorized stocking distributors at warehouse locations throughout the country. In addition, large quantity orders are shipped directly from BRISMET’s plant to end-user customers. Producing sales and providing service to the distributors and end-user customers are BRISMET’s President, one outside sales employee, seven independent manufacturers' representatives and nine inside sales employees. The Metals Segment has one domestic customer that accounted for approximately ten and eleven percent of the Metals Segment’s revenues in 2011 and 2010, respectively, and accounted for less than ten percent for 2009. The Segment also has one other domestic customer that accounted for less than ten percent of the Segment’s revenues in 2011 and 2010 but was approximately ten percent in 2009. Loss of either of these customers’ revenues would have a material adverse effect on both the Metals Segment and the Company.

Fabrication systems are sold nationwide under the BristolFab, Bristol Piping Systems and Ram-Fab trade names by two outside sales employees. They are under the direction of Bristol’s President and the Vice President of Fabrication Sales. Fabrication systems are marketed to engineering firms and construction companies or directly to project owners. Orders are normally received as a result of competitive bids submitted in response to inquiries and bid proposals.

Specialty Chemicals Segment – Specialty chemicals are sold directly to various industries nationwide by five full-time outside sales employees and eleven manufacturers' representatives. In addition, the President and other members of the management team of MC devote a substantial part of their time to sales. The Specialty Chemicals Segment has one domestic customer that accounted for approximately 24 percent of the Segment’s revenues in 2011 and 2010 and 2009. However, this customer is a large global company, and the purchases by this customer are derived from several different business units that operate autonomously from each other.  Even so, loss of this customer’s revenues would have a material adverse effect on both the Specialty Chemicals Segment and the Company.

Competition

Metals Segment – Welded stainless steel pipe is the largest sales volume product of the Metals Segment. Although information is not publicly available regarding the sales of most other producers of this product, management believes that the Company is one of the largest domestic producers of such pipe. This commodity product is highly competitive with eight known domestic producers and imports from many different countries. The largest sales volume among the non-commodity specialized products comes from fabricating stainless, nickel alloys, chrome alloys and carbon piping systems. Management believes the Company is one of the largest producers of such systems. There is also significant competition in the piping systems’ markets with 13 known domestic suppliers with similar capabilities as BristolFab and Ram-Fab, along with many other smaller suppliers.

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

Environmental Matters

Environmental expenditures that relate to an existing condition caused by past operations and do not contribute to future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or cleanups are probable and the costs of these assessments and/or cleanups can be reasonably estimated. Changes to laws and environmental issues, including climate change, are made or proposed with some frequency and some of the proposals, if adopted, might directly or indirectly result in a material reduction in the operating results of one or more of our operating units. We are presently unable to foresee the future well enough to quantify such risks. See Note 5 to Consolidated Financial Statements, which are included in Item 8 of this Form 10-K, for further discussion.

Research and Development Activities

The Company spent approximately $352,000 in 2011, $392,000 in 2010 and $289,000 in 2009 on research and development activities that were expensed in its Specialty Chemicals Segment. Four individuals, all of whom are graduate chemists, are engaged primarily in research and development of new products and processes, the improvement of existing products and processes, and the development of new applications for existing products.

Seasonal Nature of the Business

The Company’s businesses and products are not normally subject to any seasonal impact causing significant variations from one quarter to another.

Backlogs

The Specialty Chemicals Segment operates primarily on the basis of delivering products soon after orders are received. Accordingly, backlogs are not a factor in this business. The same applies to commodity pipe sales in the Metals Segment. However, backlogs are important in the Metals Segment’s fabrication products because they are produced only after orders are received, generally as the result of competitive bidding. Order backlogs for these products were $22,700,000 at the end of 2011. Approximately 80 percent of the backlog should be completed in 2012. The backlog totaled $25,300,000 and $44,300,000 at the 2010 and 2009 respective year ends.

Employee Relations

As of December 31, 2011, the Company had 441 employees. The Company considers relations with employees to be satisfactory. The number of employees of the Company represented by unions, all located at the Bristol, Tennessee facility, is 224, or 51 percent of the Company’s employees. They are represented by two locals affiliated with the AFL-CIO and one local affiliated with the Teamsters. Collective bargaining contracts will expire in January 2015, February 2014 and March 2015.

Financial Information about Geographic Areas

Information about revenues derived from domestic and foreign customers is set forth in Note 13 to the Consolidated Financial Statements.

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

The applicability of numerous environmental laws to our manufacturing facilities could cause us to incur material costs and liabilities. We are subject to federal, state, and local environmental, safety and health laws and regulations concerning, among other things, emissions to the air, discharges to land and water, climate changes  and the generation, handling, treatment and disposal of hazardous waste and other materials. Under certain environmental laws, we can be held strictly liable for hazardous substance contamination of any real property we have ever owned, operated or used as a disposal site. We are also required to maintain various environmental permits and licenses, many of which require periodic modification and renewal. Our operations entail the risk of violations of those laws and regulations, and we cannot assure you that we have been or will be at all times in compliance with all of these requirements. In addition, these requirements and their enforcement may become more stringent in the future. Although we cannot predict the ultimate cost of compliance with any such requirements, the costs could be material. Non-compliance could subject us to material liabilities, such as government fines, third-party lawsuits or the suspension of non-compliant operations. We also may be required to make significant site or operational modifications at substantial cost. Future developments also could restrict or eliminate the use of or require us to make modifications to our products, which could have a significant negative impact on our results of operations and cash flows. At any given time, we are involved in claims, litigation, administrative proceedings and investigations of various types involving potential environmental liabilities, including cleanup costs associated with hazardous waste disposal sites at our facilities. We cannot assure you that the resolution of these environmental matters will not have a material adverse effect on our results of operations or cash flows. The ultimate costs and timing of environmental liabilities are difficult to predict. Liability under environmental laws relating to contaminated sites can be imposed retroactively and on a joint and several basis. We could incur significant costs, including cleanup costs, civil or criminal fines and sanctions and third-party claims, as a result of past or future violations of, or liabilities under, environmental laws. For additional information related to environmental matters, see Note 5 to the Consolidated Financial Statements.

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

Certain of our employees in the Metals Segment are covered by collective bargaining agreements, and the failure to renew these agreements could result in labor disruptions and increased labor costs. We have 224 employees represented by unions at the Bristol, Tennessee facility, which is 51 percent of our total employees. They are represented by two locals affiliated with the AFL-CIO and one local affiliated with the Teamsters. Collective bargaining contracts will expire in January 2015, February 2014 and March 2015. Although we believe that our present labor relations are satisfactory, our failure to renew these agreements on reasonable terms as the current agreements expire could result in labor disruptions and increased labor costs, which could adversely affect our financial performance.

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

Location	Principal Operations	Building Square Feet	Land Acres
Cleveland, TN	Chemical manufacturing and warehousing facilities	118,000	10.5
Bristol, TN	Manufacturing of stainless steel pipe and stainless steel piping systems	275,000	73.1
Crossett, AR	Manufacturing carbon and chrome alloy piping systems	133,000	19.8
Dalton, GA	Dye blending and warehouse facilities (1)	32,000	2.0
Spartanburg, SC	Corporate headquarters (1)	6,000	-
Augusta, GA	Chemical manufacturing (2)	-	46.0

(1) Leased facility.
(2) Plant was closed in 2001 and all structures and manufacturing equipment have been removed.

Item 3 Legal Proceedings

For a discussion of legal proceedings, see Notes 5 and 11 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Item 4 Mine Safety Disclosures

Not applicable.

PART II

Item 5 Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company had 686 common shareholders of record at February 27, 2012. The Company's common stock trades on the NASDAQ Global Market under the trading symbol SYNL. The Company’s credit agreement only restricts the payment of dividends through a minimum tangible net worth covenant. The Company paid a $0.25 cash dividend on December 5, 2011, a $0.25 cash dividend on December 8, 2010, a $0.25 cash dividend on March 22, 2010 and a $0.10 cash dividend on March 10, 2009. The prices shown below are the high and low sales prices for the common stock for each full quarterly period in the last two fiscal years as quoted on the NASDAQ Global Market.
	2011		2010
Quarter	High	Low	High	Low
1st	$15.50	$11.29	$9.22	$7.47
2nd	15.49	11.49	11.04	7.97
3rd	13.80	9.19	10.15	8.25
4th	12.92	9.15	12.25	8.40

The information required by Item 201(d) of Regulation S-K is set forth in Part III, item 12 of this Annual Report on Form 10-K.

	12/06	12/07	12/08	12/09	12/10	12/11

Synalloy Corporation	100.00	93.23	26.53	53.16	72.41	62.89
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75
NASDAQ Non-Financial	100.00	111.22	65.80	99.54	117.36	118.13

This graph and related information shall not be deemed to be “filed” with the Securities and Exchange Commission or “soliciting material” or subject to Regulation 14A, or the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent the Company specifically requests that such information be treated as soliciting material or specifically incorporates it by reference into a filing under the Securities Act of 1933 or the Exchange Act.

Unregistered Sales of Equity Securities

Pursuant to the compensation arrangement with directors discussed under Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in this Form 10-K, on May 4, 2011, the Company issued to each of its non-employee directors 998 shares of its common stock (an aggregate of 4,990 shares). Additionally, on August 11, 2011, the Company issued to each of its two newly elected non-employee directors 1,124 shares of its common stock.  Such shares were issued to the directors in lieu of $15,000 of their annual cash retainer fees. Issuance of these shares was not registered under the Securities Act of 1933 based on the exemption provided by Section 4(2) thereof because no public offering was involved. During 2011, two non-employee directors resigned/retired from the Board of Directors resulting in the forfeiture of 1,248 shares. The Company also issued 12,290 shares of common stock in 2011 to management and key employees that vested pursuant to the 2005 Stock Awards Plan. Issuance of these shares was not registered under the Securities Act of 1933 based on the exemption provided by Section 4(2) thereof because no public offering was involved. Also during 2011, the Registrant issued shares of common stock to the following classes of persons upon the exercise of options issued pursuant to the Registrant's 1998 Stock Option Plan. Issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering.

Date Issued	Class of Purchasers	Number of Shares Issued	Aggregate Exercise Price
3/7/2011	Non-Employee Directors	3,000	$14,490
5/26/2011	Officers and Employees	8,800	87,648
6/27/2011	Officers and Employees	7,400	73,704
		19,200	$175,842

Neither the Company, nor any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934) on behalf of the Company repurchased any of the Company’s securities during the fourth quarter of 2011.

Item 6 Selected Financial Data

Selected Financial Data and Other Financial Information
(Dollar amounts in thousands except for per share data)
	2011	2010	2009	2008	2007
Operations
Net sales	$170,575	$151,121	$103,640	$167,269	$155,704
Gross profit	21,090	15,916	9,489	18,552	25,564
Selling, general & administrative expense	12,284	9,724	8,787	9,729	10,079
Operating income	8,805	6,192	702	8,823	15,485
Net income continuing operations	5,797	4,034	219	5,631	9,481
Net (loss) income discontinued operations	-	-	(4)	352	644
Net income	5,797	4,034	215	5,983	10,125
Financial Position
Total assets	98,916	81,375	78,252	94,666	96,621
Working capital	56,344	43,232	44,123	49,433	45,446
Long-term debt, less current portion	8,650	219	-	9,959	10,246
Shareholders' equity	68,619	63,875	62,721	62,867	58,140
Financial Ratios
Current ratio	4.1:1	4.0:1	4.5:1	3.7:1	2.7:1
Gross profit to net sales	12%	11%	9%	11%	16%
Long-term debt to capital	11%	0%	0%	14%	15%
Return on average assets	6%	5%	0%	6%	10%
Return on average equity	9%	6%	0%	9%	18%
Per Share Data (income/(loss) – diluted)
Net income continuing operations	$0.91	$0.64	$0.03	$0.90	$1.51
Net income (loss) discontinued operations	-	-	(0.00)	0.05	0.10
Net income	0.91	0.64	0.03	0.95	1.61
Dividends declared and paid	0.25	0.50	0.10	0.25	0.15
Book value	10.85	10.16	10.01	10.06	9.32
Other Data
Depreciation and amortization	$2,659	$2,642	$2,402	$2,082	$1,997
Capital expenditures	$3,185	$5,095	$1,892	$3,059	$3,340
Employees at year end	441	441	466	459	482
Shareholders of record at year end	687	704	790	826	834
Average shares outstanding - diluted	6,362	6,309	6,269	6,281	6,296
Stock Price
Price range of common stock
High	$15.50	$12.25	$10.49	$17.96	$47.45
Low	9.15	7.47	3.85	3.52	14.79
Close	10.27	12.12	9.42	5.00	17.67

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

Allowance for Doubtful Accounts
The Company maintained allowances for doubtful accounts, $1,203,000 as of December 31, 2011, for estimated losses resulting from the inability of its customers to make required payments and for disputed claims and quality issues. The allowance is based upon a review of outstanding receivables, historical collection information and existing economic conditions. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Receivables are generally due within 30 to 45 days. Delinquent receivables are written off based on individual credit evaluations and specific circumstances of the customer.

Inventory Reserves
The Company establishes a reserve for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and current market conditions. As of December 31, 2011, the Company has $2,699,000 accrued for inventory obsolescence and market reserves. If actual market conditions are less favorable than those estimated by management, additional inventory reserves may be required.

Environmental Reserves
As noted in Note 5 to the Consolidated Financial Statements included in Item 8 of this Form 10-K, the Company has accrued $640,000 as of December 31, 2011, in environmental remediation costs which, in management's best estimate, are sufficient to satisfy anticipated costs of known remediation requirements as outlined in Note 5. Expenditures related to costs currently accrued are not discounted to their present values and are expected to be made over the next three to four years. However, as a result of the evolving nature of the environmental regulations, the difficulty in estimating the extent and necessary remediation of environmental contamination, and the availability and application of technology, the estimated costs for future environmental compliance and remediation are subject to uncertainties and it is not possible to predict the amount or timing of future costs of environmental matters which may subsequently be determined. Changes in information known to management or in applicable regulations may require the Company to record additional remediation reserves.

Impairment of Long-Lived Assets
The Company continually reviews the recoverability of the carrying value of long-lived assets. Long-lived assets are reviewed for impairment when events or changes in circumstances, also referred to as “triggering events”, indicate that the carrying value of a long-lived asset or group of assets (the “Assets”) may no longer be recoverable. Triggering events include: a significant decline in the market price of the Assets; a significant adverse change in the operating use or physical condition of the Assets; a significant adverse change in legal factors or in the business climate impacting the Assets’ value, including regulatory issues such as environmental actions; the generation by the Assets of historical cash flow losses combined with projected future cash flow losses; or the expectation that the Assets will be sold or disposed of significantly before the end of the useful life of the Assets. The Company concluded that there were no indications of impairment requiring further testing during the year ended December 31, 2011.

If the Company concluded that, based on its review of current facts and circumstances, there were indications of impairment, testing of the applicable Assets would be performed. The recoverability of the Assets to be held and used is tested by comparing the carrying amount of the Assets at the date of the test to the sum of the estimated future undiscounted cash flows expected to be generated by those Assets over the remaining useful life of the Assets. In estimating the future undiscounted cash flows, the Company uses projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and eventual disposition of the Assets. This approach requires significant judgments including the Company’s projected net cash flows, which are derived using the most recent available estimate for the reporting unit containing the Assets tested. Several key assumptions would include periods of operation, projections of product pricing, production levels, product costs, market supply and demand, and inflation. If it is determined that the carrying amount of the Assets are not recoverable, an impairment loss would be calculated equal to the excess of the carrying amount of the Assets over their fair value. Assets classified as held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. Assets to be disposed of other than by sale are classified as held and used until the Assets are disposed or use has ceased.

Goodwill
The Company has goodwill of $1,355,000 recorded as part of its 1996 acquisition of Manufacturers Soap and Chemical Company, operating within the Chemicals Segment, and $1,000,000 recorded as part of its 2009 acquisition of Ram-Fab, Inc., operating within the Metals Segment. Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is tested for impairment at least on an annual basis. The initial step of the goodwill impairment test involves a comparison of the fair value of the reporting unit in which the goodwill is recorded, with its carrying amount. If the reporting unit’s fair value exceeds its carrying value, no impairment loss is recognized and the second step, which is a calculation of the impairment, is not performed. However, if the reporting unit’s carrying value exceeds its fair value, an impairment charge equal to the difference in the carrying value of the goodwill and the implied fair value of the goodwill is recorded. Implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to the assets and liabilities of the reporting unit as if it had been acquired in a business combination. The excess of the fair value of the reporting unit over the amounts allocated to assets and liabilities is the implied fair value of goodwill.

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

Based on the Company’s goodwill impairment test in the fourth quarter of 2011, each reporting unit’s fair value exceeded its carrying value, therefore no further testing was required and no impairment loss was recognized.

Liquidity and Capital Resources

Cash flows used in operating activities during 2011 and 2010 totaled $3,858,000 and $6,048,000, an improvement in cash flows of $2,190,000. Cash flows in 2011 were generated from net income totaling

$8,456,000 before depreciation and amortization expense of $2,659,000. Cash flows were adversely affected by an $8,710,000 increase in inventories in 2011, as year-end balances increased, net of reserves, from $34,353,000 at the end of 2010 to $43,063,000 at the end of 2011. Substantially all of the increase occurred in the Metals Segment to support higher 2012 sales projections, a sales mix shift to higher cost special alloy products along with the Company deciding to begin stocking select special alloy finished goods products to be responsive to projected customer demands. Accounts receivable increased by $6,609,000 in 2011, net of reserves, as a result of the higher Metals Segment sales activity during the fourth quarter of 2011 compared to the same period of 2010, combined with an increased number of days sales outstanding for fabrication sales. Higher priced special alloy inventory purchases made during the fourth quarter of 2011 increased the accounts payable balance at the end of 2011 by $2,369,000 when compared to the 2010 year-end balance. Operating cash flows were favorably affected by higher accrued expenses at the end of 2011 compared to the end of 2010 of $1,806,000, as profit based incentives increased $1,019,000 reflecting higher profits earned and advances from customers (prepayments from customers used to purchase raw materials required for piping systems projects) increased $470,000 in 2011 compared to 2010.

Cash flows used in operating activities during 2010 totaled $6,048,000 compared to cash flows provided by continuing operations during 2009 of $19,903,000, or a decline in cash flows of $25,951,0000 from 2009 to 2010.  Cash flows provided by discontinued operations for 2009 was $286,000. Cash flows in 2010 were generated from net income totaling $6,676,000 before depreciation and amortization expense of $2,642,000. Cash flows were adversely affected in 2010 by a $8,849,000 increase in the Company’s inventories as inventories increased, net of reserves, from $25,504,000 at the end of 2009 to $34,353,000 at the end of 2010. Substantially all of the increase occurred in the Metals Segment to support higher 2011 sales projections. Accounts receivable increased by $5,932,000 in 2010, net of reserves, reflecting a 46 percent increase in sales in the fourth quarter of 2010 over the fourth quarter of 2009. In addition, accounts payable increased $4,092,000 in 2010, resulting primarily from the timing of the receipt of and payment for stainless steel raw materials by the Metals Segment at year end. Also negatively impacting cash flows in 2010 was a decline in accrued expenses at the end of 2010 compared to the end of 2009 of $2,514,000, as advances from customers (prepayments from customers used to purchase raw materials required for piping systems projects) declined $1,679,000 and a customer product claim was paid during 2010 for $1,900,000.  These amounts were partially offset by higher accruals for profit based incentives of $552,000 reflecting higher profits earned in 2010 compared to 2009.

In 2011, the Company’s current assets increased $17,132,000 and current liabilities increased $4,020,000, from the year ended 2010 amounts, which caused working capital for 2011 to increase by $13,112,000 to $56,344,000 from the 2010 total of $43,232,000. The current ratio for the year ended December 31, 2011, increased to 4.1:1 from the 2010 year-end ratio of 4.0:1.

The Company also used cash during 2011 for investing activities to fund capital expenditures of $3,185,000. Financing activities during 2011 generated $8,431,000 through net borrowings on long-term debt and the Company paid a $0.25 dividend on December 5, 2011 amounting to $1,580,000. The Company expects that along with the existing amount of cash on hand, cash flows from 2012 operations and available borrowings will be sufficient to make debt payments (if any), fund estimated 2012 capital expenditures of $3,700,000 and have sufficient resources to expand into other business opportunities.

On June 30, 2010, the Company entered into a Credit Agreement with a regional bank to provide a $20,000,000 line of credit that expires on June 30, 2013. This agreement was amended by the bank on August 19, 2011 to extend the maturity date of the Credit Agreement by one additional year to June 30, 2014.  None of the other terms of the credit agreement were modified.  The Company’s previous debt facility, with a different lender, was going to expire at the end of 2010. Interest on the new Credit Agreement is calculated using the One Month LIBOR Rate, plus a pre-defined spread, which is determined by the Company’s Total Funded Debt to EBITDA ratio. Borrowings under the line of credit are limited to an amount equal to a borrowing base calculation that includes eligible accounts receivable, inventories and cash surrender value of the Company’s life insurance. Additionally, the credit facility requires an agreement not to pledge the fixed assets of the Company. Covenants under the debt agreement include maintaining a certain Funded Debt to EBITDA ratio, a minimum tangible net worth, and total liabilities to tangible net worth ratio. The Company is also limited to a maximum amount of capital expenditures per year, which is sufficient for the Company’s projected needs. Management does not believe that these covenants and restrictions will have an adverse effect on its operations.

Results of Operations

Comparison of 2011 to 2010 - Consolidated

For the fiscal year ending December 31, 2011, the Company generated net earnings of $5,797,000, or $0.91 per share, on sales of $170,575,000, compared to net earnings of $4,034,000, or $0.64 per share, on sales of $151,121,000 in the prior year. The Company generated net earnings of $1,017,000, or $0.16 per share, on sales of $40,241,000 in the fourth quarter of 2011, compared to net earnings of $1,462,000, or $0.23 per share, on sales of $37,639,000 in the fourth quarter of 2010.

Consolidated gross profits increased 33 percent to $21,090,000 in 2011, compared to $15,916,000 in 2010, and, as a percent of sales, increased to twelve percent of sales in 2011 compared to eleven percent of sales in 2010. For the fourth quarter of 2011, consolidated gross profits was $4,783,000, an increase of ten percent from the fourth quarter of 2010 of $4,336,000.  Consolidated gross profits were twelve percent of sales for the fourth quarter of 2011 and 2010. The increases in dollars and in percentage of sales were attributable to the Metals Segment as discussed in the Metals Segment Comparison of 2011 to 2010 below. Consolidated selling, general and administrative expense for 2011 increased by $2,560,000, compared to 2010, and was seven percent of sales for 2011, up from six percent for 2010. These costs increased $1,325,000 during the fourth quarter of 2011 compared to the same period of 2010 and increased to nine percent of sales from six percent of sales for the fourth quarters of 2011 and 2010, respectively. The dollar increase for both the year and fourth quarter of 2011 when compared to the same periods of 2010 resulted primarily from an $850,000 increase in bad debt expense for the Chemicals Segment, an increase in management performance based incentives, the loss of outsourcing reimbursements and higher salaries and wages, employee benefits and contract labor. All of these items will be discussed in greater detail in the respective sections below.

Comparison of 2010 to 2009 - Consolidated

For 2010, the Company generated net earnings from continuing operations of $4,034,000, or $0.64 per share, on sales of $151,121,000, compared to net earnings from continuing operations of $219,000, or $0.03 per share, on sales of $103,640,000 in the prior year. The Company generated net earnings from continuing operations of $1,462,000, or $0.23 per share, on sales of $37,639,000 in the fourth quarter of 2010, compared to a net loss from continuing operations of $143,000, or $0.02 loss per share, on sales of $25,843,000 in the fourth quarter of 2009. The Company did not have discontinued operations for 2010 but generated a net loss from discontinued operations of $4,000 which had no effect of earnings per share, and a net loss of $144,000, or $0.03 loss per share, for the fiscal year and fourth quarter of 2009, respectively. As a result, the Company earned $4,034,000, or $0.64 per share, and $1,462,000, or $0.23 per share, for the fiscal year and fourth quarter of 2010, respectively, compared to net earnings of $215,000, or $0.03 per share, and a net loss of $287,000, or $0.05 loss per share, for the same periods in 2009.

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

Metals Segment–The following table summarizes operating results and backlogs for the three years indicated. Reference should be made to Note 13 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

	2011		2010		2009
(Amounts in thousands)	Amount	%	Amount	%	Amount	%
Net sales	$127,727	100.0%	$108,544	100.0%	$70,891	100.0%
Cost of goods sold	112,445	88.0%	99,367	91.5%	66,713	94.1%
Gross profit	15,282	12.0%	9,177	8.5%	4,178	5.9%
Selling, general and
administrative expense	6,029	4.7%	5,403	5.0%	4,190	5.9%
Operating income (loss)	$9,253	7.3%	$3,774	3.5%	$(12)	0.0%
Year-end backlogs -
Piping systems	$22,743		$25,300		$44,300

Comparison of 2011 to 2010 – Metals Segment

The Metals Segment sales increased 18 percent for 2011 as compared to 2010 primarily as a result of a twelve percent increase in average selling prices coupled with a five percent increase in unit volumes.  Sales for the fourth quarter of 2011 increased nine percent over 2010 results as a result of a 16 percent increase in unit volumes partially offset by a six percent decrease in average selling prices. Gross profit for 2011 increased 67 percent to $15,282,000, or twelve percent of sales, compared to 2010’s year-end total of $9,177,000, or nine percent of sales. For the fourth quarter of 2011, gross profit was $3,448,000, or twelve percent of sales, an increase of 17 percent over the fourth quarter of 2010 of $2,936,000, or eleven percent of sales. The Segment experienced operating income of $9,253,000, up 145 percent, and $1,863,000, up 29 percent, for the year and fourth quarter of 2011 compared to $3,774,000 and $1,441,000, respectively, for same periods of 2010.

The Segment experienced a favorable product mix in 2011 with higher priced non-commodity unit volume increasing 18 percent while commodity unit volume decreased two percent.  The favorable product mix also affected the fourth quarter shipments, with non-commodity unit volumes increasing 33 percent for the quarter while commodity unit volumes increased eight percent. Special alloy product shipments surpassed prior year levels as a result of increased customer projects and distributor restocking.  The improved unit volumes for the year and fourth quarter are also the result of increased market share in North America and strong increases in international sales.  Pipe manufacturing operating margins strengthened throughout the year due to the favorable product mix while fabrication margins were under pressure from underutilized capacity in the market. Increased fabrication quote activity could indicate a turnaround in their sales and profitability. Operating income increased for the Segment despite nickel prices falling for most of the year. As nickel prices decrease, selling prices are reduced accordingly while material costs reflect the higher priced inventory. Although there is no way to precisely calculate the effect of price level changes on profits, the Company estimates that for the year and fourth quarter of 2011, the Segment experienced a negative effect of $1,637,000 and $870,000, respectively.  Nickel prices rose in the prior year which resulted in an increase to operating income of $1,031,000 and $348,000 for the year and fourth quarter of 2010.

Selling, general and administrative expense increased $625,000, or twelve percent in 2011 when compared to 2010. This expense category was five percent of sales for both periods. The increase resulted from higher performance-based bonuses for select segment employees combined with increased salaries and wages and employee procurement expenses as additional sales executives were hired for the fabrication product line along with wage increases for senior levels executives as their responsibilities expanded to include the entire metals segment.

Comparison of 2010 to 2009 – Metals Segment

The Metals Segment sales increased 53 percent for the year ended 2010 compared to 2009 from a 50 percent increase in unit volumes combined with a two percent increase in average selling prices. Gross profit for 2010 increased 120 percent to $9,177,000, or nine percent of sales, from 2009 year end’s total of $4,178,000, or six percent of sales. Operating income for 2010 was $3,774,000 compared to an operating loss of $12,000 for 2009. Sales for the fourth quarter of 2010 increased 60 percent to $27,573,000 from sales of $17,272,000 in the fourth quarter of 2009, resulting from an 18 percent increase in unit volumes and a 35 percent increase in average selling prices. The Segment had a gross profit of $2,936,000, or eleven percent of sales, for the fourth quarter of 2010 compared to a gross profit of $161,000, or one percent of sales, for the fourth quarter of 2009. The Segment generated operating income of $1,441,000 in the fourth quarter of 2010 compared to an operating loss of $985,000 for the fourth quarter of 2009.

The large unit volume improvement for 2010 compared to 2009 was essentially the result of increased commodity pipe sales resulting from an aggressive effort to gain market share combined with a modest increase in non-commodity products.  Although sales prices per pound increased about 16 percent for both the commodity and non-commodity products, the change in product mix to a much higher percentage of commodity pipe resulted in the modest overall selling price increase. Operating income for 2010 also reflects a $500,000 charge during the first quarter for a product claim made by a Metals Segment customer and $1,100,000 was expensed for this claim in 2009, $343,000 of which was recorded in the fourth quarter of 2009. Fourth quarter 2010 unit volumes increased as a result of the aforementioned aggressive marketing effort partially offset by lower non-commodity unit sales.  Fourth quarter’s selling prices, when compared to 2009’s fourth quarter, reflects primarily much higher prices for non-commodity products resulting from selling more expensive special alloys.  Higher stainless steel prices and a change in product mix to a higher percent of lower-priced commodity pipe also impacted the average selling price.  The improvement in fourth quarter operating income came primarily from our fabrication operations. Fabrication’s backlog was $25,300,000 at the end of the fourth quarter of 2010 compared to $44,300,000 at the end of the fourth quarter of 2009.

Selling, general and administrative expense increased $1,214,000, or 29 percent in 2010 when compared to 2009, and was five percent of sales compared to six percent of sales for 2010 and 2009, respectively. The dollar increase was attributable to including a full year of Ram-Fab’s selling, general and administrative expense during 2010 compared to only four months for 2009 since Ram-Fab was acquired by the Company on August 31, 2009.  Also, higher performance based bonuses were earned for 2010 resulting from higher profits for the current year.

Specialty Chemicals Segment–The following tables summarize operating results for the three years indicated. Reference should be made to Note 13 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

	2011		2010		2009
(Amounts in thousands)	Amount	%	Amount	%	Amount	%
Net sales	$42,848	100.0%	$42,577	100.0%	$32,749	100.0%
Cost of goods sold	37,040	86.4%	35,838	84.2%	27,438	83.8%
Gross profit	5,808	13.6%	6,739	15.8%	5,311	16.2%
Selling, general and
administrative expense	3,587	8.4%	2,779	6.5%	2,589	7.9%
Operating income	$2,221	5.2%	$3,960	9.3%	$2,722	8.3%

Comparison of 2011 to 2010 – Specialty Chemicals Segment

Sales for the Specialty Chemicals Segment increased one percent for 2011, ending the year at $42,848,000 compared to $42,577,000 in 2010.  Pounds shipped for the year were eleven percent lower than the prior year.  For the fourth quarter of 2011, sales were $10,267,000, up two percent from 2010’s fourth quarter sales of $10,066,000. Pounds shipped for the quarter were down ten percent from the prior year. The Segment experienced a favorable product mix during the year and fourth quarter of 2011, with increased sales of higher priced products combined with a slightly higher selling price as the Segment passed along a portion of its raw material cost increases to its customers.  Gross profit for the year was $5,808,000, down 14 percent from the prior year amount of $6,739,000.  As a percent of sales, 2011 gross profit was 14 percent of sales and 2010 was 16 percent of sales.  The fourth quarter showed gross profit of $1,336,000, or 13 percent of sales, and $1,400,000, or 14 percent of sales, for 2011 and 2010, respectively.  The reduction in gross profit for the year and fourth quarter resulted from increased raw material costs and the Segment’s desire to maintain / increase market share by not passing on all of the increased costs to its customers. Operating income for the year decreased 44 percent from the prior year.  Operating income for 2011 was $2,221,000, or five percent of sales, while 2010 recorded $3,960,000, or nine percent of sales.  The Segment showed an operating loss of $97,000, or one percent of sales, for the fourth quarter of 2011.  The fourth quarter of 2010 recorded operating income of $777,000, or eight percent of sales. During December 2011, the Segment recorded an $817,000 charge to reserve for the potential uncollectable receivable balances for four customers.  The bulk of the charge was for a customer who experienced financial difficulty during the last half of 2011.  Management attempted to develop a long-term payment strategy for the customer but was never able to develop a plan suitable to both parties.

Selling, general and administrative expense increased $808,000 or 29 percent in 2011 when compared to 2010, and increased to eight percent of sales in 2011 compared to seven percent in 2010. For the fourth quarter, selling, general and administrative expense was $1,433,000 in 2011, an increase of $809,000 when compared to the same period of 2010.  The increase in the reserve for potential uncollectable receivables in December, 2011, as explained in the prior paragraph, resulted in the entire increase.

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

Selling, general and administrative expense increased $190,000 or seven percent in 2010 compared to the 2009 amount, and decreased to seven percent of sales in 2010 from eight percent of sales in 2009. The increase resulted primarily from increased selling commissions from the increase in sales in 2010 compared to 2009 plus higher performance based bonuses for the current year.

Unallocated Income and Expense

Reference should be made to Note 13 to the Consolidated Financial Statements, included in Item 8 of this Form 10-K, for the schedule that includes these items.

Comparison of 2011 to 2010 – Corporate

Corporate expenses for 2011 were $2,668,000 or two percent of sales, compared to $1,541,000 or one percent of sales, for 2010.  This represents an increase of $1,127,000 or 73 percent. The most significant contributor to the increase was higher performance based bonuses for select corporate employees which increased $622,000 during 2011 compared to 2010.  The Company also experienced higher stock option compensation costs and consulting fees, partially offset by lower professional fees. During the second quarter of 2011, the Company relocated its Corporate Office and the Company was no longer able to provide administrative services to the Spartanburg manufacturing facility which the Company sold in 2009.  This resulted in the loss of reimbursement for the costs of providing these functions to the buyer of this facility during 2011 along with higher office rent expense.

Comparison of 2010 to 2009 – Corporate

Corporate expense decreased $467,000, or 23 percent, to $1,541,000, or one percent of sales, for 2010, compared to $2,008,000, or two percent of sales, in 2009. The decrease resulted primarily from a decrease in environmental expenses that were eliminated by the sale of the Spartanburg manufacturing facility at the end of the third quarter of 2009. There was no environmental expense during 2010, compared to $343,000 in 2009. The remainder of the decrease resulted from lower performance based bonuses for 2010.  Higher bonuses were awarded in 2009 due to the Ram-Fab acquisition and manufacturing facility dispositions (See Note 16 and Note 17).  Interest expense in 2010 decreased $165,000 from 2009 as a result of lower outstanding debt balances during 2010 compared to 2009. Other expense for the prior year reflects a $150,000 medical settlement with a former employee of the Company’s Augusta, Georgia chemical operation which was closed in 2001. No similar charge occurred in the current year.

Contractual Obligations and Other Commitments

As of December 31, 2011, the Company’s contractual obligations and other commitments were as follows:

(Amounts in thousands)		Payment Obligations for the Year Ended
	Total	2012	2013	2014	2015	2016	Thereafter
Obligations:
Revolving credit facility	$8,650	$-	$-	$8,650	$-	$-	$-
Interest payments	385	154	154	77	-	-	-
Operating leases	645	153	148	146	144	54	-
Purchase obligations	-	-	-	-	-	-	-
Deferred compensation (1)	478	72	71	71	21	21	222
Total	$10,158	$379	$373	$8,944	$165	$75	$222
(1) For a description of the deferred compensation obligation, see Note 6 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Current Conditions and Outlook

The Metals Segment’s business is highly dependent on its customers’ capital expenditures which have begun to show some improvement. Excess capacity in the pipe manufacturing industry continues to present a difficult operating environment. Stainless steel surcharges, which affect the cost of raw materials and selling prices declined in May 2011 through January 2012 but have been increasing for February and March of 2012.  These recent increases should generate customer interest to purchase inventory in the near-term. Rising surcharges should also limit the Segment’s exposure to any further inventory losses. We believe we are the largest and most capable domestic producer of non-commodity stainless steel pipe and an effective producer of commodity stainless steel pipe which should serve us well in the long run. Our market position remains strong in the commodity pipe market and we are experiencing a significant upswing in project and special alloy demand both domestically and internationally. We also continue to be optimistic about the fabrication business over the long term. There has been a noticeable increase in fabrication quote requests. Approximately 58 percent of the fabrication current backlog comes from paper and wastewater treatment projects with chemical projects accounting for an additional 21 percent. Fabrication’s backlog was $22,700,000 at December 31, 2011 and $25,300,000 at January 1, 2011. We expect our fabrication backlog to continue to increase over the next quarter or two as our sales force converts the previously mentioned new inquiries into firm orders. We estimate that approximately 80 percent of the fabrication backlog should be completed over the next twelve months.

Specialty Chemicals Segment’s sales continue to show improvement into 2012, building on the trend started in the fourth quarter of 2011.  The Company expects sales volumes to continue to improve throughout 2012 as a result of aggressive product pricing.  Even though raw material costs have stabilized over the last several months, management expects costs to start increasing beginning late in the first quarter of 2012. The Segment expects that a major defoamer project will be implemented in 2012, which would have the potential for a significant impact on sales and profitability for 2012. There can, however, be no assurance that this project will be implemented.

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

Fair value of the Company's debt obligations, which approximated the recorded value, consisted of:

At December 31, 2011
$8,650,000 under a $20,000,000 revolving line of credit expiring on June 30, 2014 with a variable interest rate of 1.78 percent.

At January 1, 2011
$219,000 under a $20,000,000 revolving line of credit expiring on June 30, 2013 with a variable interest rate of 1.76 percent.

Item 8 Financial Statements and Supplementary Data

The Company’s consolidated financial statements, related notes, report of management and report of the independent registered public accounting firm follow on subsequent pages of this report.

Consolidated Balance Sheets
As of December 31, 2011 and January 1, 2011
	2011	2010
Assets
Current assets
Cash and cash equivalents	$110,138	$108,902
Accounts receivable, less allowance for doubtful
accounts of $1,203,000 and $435,000, respectively	26,582,279	19,972,900
Inventories
Raw materials	10,120,408	12,660,670
Work-in-process	12,632,301	9,571,811
Finished goods	20,310,029	12,120,276
Total inventories	43,062,738	34,352,757
Deferred income taxes	2,632,145	2,257,000
Prepaid expenses and other current assets	2,250,735	814,185
Total current assets	74,638,035	57,505,744

Cash value of life insurance	3,092,430	3,029,566
Property, plant and equipment, net	18,713,524	18,191,947
Goodwill	2,354,730	2,354,730
Deferred charges, net and other non-current assets	117,645	293,372

Total assets	$98,916,364	$81,375,359

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$13,043,153	$10,674,077
Accrued expenses	5,112,662	3,306,291
Current portion of environmental reserves	138,000	293,456
Total current liabilities	18,293,815	14,273,824

Long-term debt	8,650,431	219,275
Environmental reserves	502,000	643,000
Deferred compensation	293,555	302,159
Deferred income taxes	2,557,662	2,062,000

Shareholders' equity
Common stock, par value $1 per share - authorized
12,000,000 shares; issued 8,000,000 shares	8,000,000	8,000,000
Capital in excess of par value	1,153,889	942,707
Retained earnings	74,198,151	69,981,395
	83,352,040	78,924,102
Less cost of common stock in treasury: 1,674,156 and
1,710,591 shares, respectively	14,733,139	15,049,001
Total shareholders' equity	68,618,901	63,875,101
Commitments and contingencies – See Note 11

Total liabilities and shareholders' equity	$98,916,364	$81,375,359

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations
Years ended December 31, 2011, January 1, 2011 and January 2, 2010
	2011	2010	2009

Net sales	$170,575,298	$151,120,668	$103,639,587

Cost of sales	149,485,455	135,204,721	94,150,808

Gross profit	21,089,843	15,915,947	9,488,779

Selling, general and administrative expense	12,284,478	9,723,590	8,786,544

Operating income	8,805,365	6,192,357	702,235

Other (income) and expense
Interest expense	140,784	54,240	350,400
Change in fair value of interest rate swap	-	-	(131,000)
Other, net	(85,579)	(11,706)	131,210

Income from continuing operations before income taxes	8,750,160	6,149,823	351,625
Provision for income taxes	2,953,000	2,116,000	133,000

Net income from continuing operations	5,797,160	4,033,823	218,625

Income from discontinued operations before income taxes	-	-	36,891
Provision for income taxes	-	-	41,000

Net (loss) from discontinued operations	-	-	(4,109)

Net income	$5,797,160	$4,033,823	$214,516

Net income (loss) per basic common share:
Continuing operations	$0.92	$0.64	$0.03
Discontinued operations	-	-	(0.00)
Net income	$0.92	$0.64	$0.03

Net income (loss) per diluted common share:
Continuing operations	$0.91	$0.64	$0.03
Discontinued operations	-	-	(0.00)
Net income	$0.91	$0.64	$0.03

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity

		Capital in		Cost of Common
	Common	Excess of	Retained	Stock in
	Stock	Par Value	Earnings	Treasury	Total
Balance at January 3, 2009	$8,000,000	$752,765	$69,529,995	$(15,416,192)	$62,866,568

Net income			214,516		214,516
Payment of dividends,
$0.10 per share			(631,108)		(631,108)
Issuance of 19,042 shares
of common stock
from the treasury		(106,219)		167,510	61,291
Employee stock option
and grant compensation		209,475			209,475
Balance at January 2, 2010	8,000,000	856,021	69,113,403	(15,248,682)	62,720,742

Net income			4,033,823		4,033,823
Payment of dividends,
$0.50 per share			(3,165,831)		(3,165,831)
Issuance of 13,949 shares
of common stock
from the treasury		(55,220)		122,707	67,487
Stock options exercised
for 8,884 shares, net		(37,908)		76,974	39,066
Employee stock option
and grant compensation		179,814			179,814
Balance at January 1, 2011	8,000,000	942,707	69,981,395	(15,049,001)	63,875,101

Net income			5,797,160		5,797,160
Payment of dividends,
$0.25 per share			(1,580,404)		(1,580,404)
Issuance of 18,280 shares
of common stock
from the treasury		(72,247)		160,835	88,588
Stock options exercised
for 18,155 shares, net		6,876		155,027	161,903
Employee stock option
and grant compensation		276,553			276,553
Balance at December 31, 2011	$8,000,000	$1,153,889	$74,198,151	$(14,733,139)	$68,618,901

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Years ended December 31, 2011, January 1, 2011 and January 2, 2010
	2011	2010	2009
Operating activities
Net income from continuing operations	$5,797,160	$4,033,823	$218,625
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation expense	2,631,864	2,631,785	2,331,531
Amortization of deferred charges	26,958	10,680	70,535
Deferred income taxes	120,517	(116,000)	(100,000)
Provision for losses on accounts receivable	792,719	62,617	497,576
(Reduction of) provision for losses on inventories	(599,981)	1,356,057	(1,604,000)
Loss (gain) on sale of property, plant and equipment	198	5,372	(4,973)
Cash value of life insurance	(62,864)	(69,929)	(91,662)
Environmental reserves	(296,456)	(188,544)	(239,000)
Issuance of treasury stock for director fees	78,704	67,487	75,010
Employee stock option and grant compensation	276,553	179,814	209,475
Changes in operating assets and liabilities:
Accounts receivable	(7,402,098)	(5,994,387)	4,313,283
Inventories	(8,110,000)	(10,204,490)	17,392,097
Other assets and liabilities	(973,550)	(17,103)	(618,415)
Accounts payable	2,369,076	4,092,446	(2,053,358)
Accrued expenses	1,806,371	(2,514,456)	(748,568)
Accrued income taxes	(312,951)	616,885	254,403
Net cash (used in) provided by continuing operating activities	(3,857,780)	(6,047,943)	19,902,559
Net cash provided by discontinued operating activities	-	-	285,972
Net cash (used in) provided by operating activities	(3,857,780)	(6,047,943)	20,188,531
Investing activities
Purchases of property, plant and equipment	(3,185,129)	(5,095,254)	(1,892,195)
Proceeds from sale of property, plant and equipment	31,490	63,032	1,162,119
Acquisition of Ram-Fab, Inc.	-	-	(5,707,773)
Net cash used in continuing investing activities	(3,153,639)	(5,032,222)	(6,437,849)
Sale of Blackman Uhler Specialties, LLC assets, net	-	-	10,365,757
Sale of Organic Pigments, LLC assets, net	-	-	1,441,006
Purchases of property, plant and equipment	-	-	(501,346)
Net cash provided by discontinued investing activities	-	-	11,305,417
Net cash (used in) provided by investing activities	(3,153,639)	(5,032,222)	4,867,568
Financing activities
Net borrowings from (payments on) long-term debt	8,431,156	219,275	(10,425,649)
Proceeds from exercised stock options	161,903	39,066	-
Dividends paid	(1,580,404)	(3,165,831)	(631,108)
Net cash provided by (used in) financing activities	7,012,655	(2,907,490)	(11,056,757)
Increase (decrease) in cash and cash equivalents	1,236	(13,987,655)	13,999,342
Cash and cash equivalents at beginning of year	108,902	14,096,557	97,215
Cash and cash equivalents at end of year	$110,138	$108,902	$14,096,557

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 Summary of Significant Accounting Policies

Description of Business
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

The Company’s business is divided into two segments, the Metals Segment and the Specialty Chemicals Segment. The Metals Segment operates as BRISMET, BristolFab and Ram-Fab. BRISMET manufactures pipe, BristolFab fabricates piping systems from stainless steel and other alloys, and Ram-Fab fabricates piping systems from carbon, chrome, stainless steel and other alloys. The Specialty Chemicals Segment operates as Manufacturers Chemicals, LLC and produces specialty chemicals and dyes.

Principles of Consolidation
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

Accounting Period
The Company’s fiscal year is the 52 or 53 week period ending the Saturday nearest to December 31. Fiscal year 2011 ended on December 31, 2011, fiscal year 2010 ended on January 1, 2011 and fiscal year 2009 ended on January 2, 2010, each year having 52 weeks.

Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  The Company maintains cash balances at financial institutions with strong credit ratings.

Accounts Receivable
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

Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and current market conditions. As of December 31, 2011 and January 1, 2011, inventory has been reduced by $2,699,000 and $3,299,000, respectively, for obsolescence and market reserves.

Property, Plant and Equipment
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

Goodwill
Goodwill, representing intangibles arising from the excess of purchase price over fair value of net assets of businesses acquired, is not amortized but is reviewed annually in the fourth quarter for impairment. Deferred charges represent other intangible assets that are amortized over their useful lives. Accumulated amortization of deferred charges as of December 31, 2011 and January 1, 2011 totaled $27,000 and $11,000, respectively. The Company continually reviews the recoverability of the carrying value of long-lived assets. The Company also reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. When the future undiscounted cash flows of the operation to which the assets relate do not exceed the carrying value of the asset, the assets are written down to fair value.

Revenue Recognition
Revenue from product sales is recognized at the time ownership of goods transfers to the customer and the earnings process is complete.

Shipping Costs
Shipping costs of approximately $3,088,000, $2,669,000 and $1,730,000 in 2011, 2010 and 2009, respectively, are recorded in cost of goods sold.

Research and Development Expenses
The Company incurred research and development expense of approximately $352,000, $392,000 and $289,000 in 2011, 2010 and 2009, respectively.

Earnings Per Share of Common Stock
Earnings per share of common stock are computed based on the weight average number of shares outstanding during each period. See Note 12.

Fair Value of Financial Instruments
The carrying amounts reported in the balance sheet for cash and cash equivalents, trade accounts receivable, cash surrender value of life insurance, investments and borrowings under the Company’s line of credit approximate their fair value.

Fair Value Disclosures
The Company determines the fair values of its financial instruments maximizing the use of observable inputs and minimizing the use of unobservable inputs when measuring fair value. The Company utilizes three levels of inputs when measuring fair value. Level-1 measurements utilize quoted prices in active markets for identical assets or liabilities. The Company does not currently have any Level-1 financial assets or liabilities.  Level-2 measurements utilize observable inputs other than Level-1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs observable or that can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company has a level-2 asset from its cash value of life insurance having a fair value of $3,092,000 and $3,030,000 at December 31, 2011 and January 1, 2011, respectively.  Changes in its fair value were recorded in non-current assets with corresponding offsetting entries to selling, general and administrative expense. Level-3 measurements utilize unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company does not currently have any material Level-3 financial assets or liabilities.

Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, primarily for testing goodwill for impairment and for establishing reserves on accounts receivable, inventories and environmental issues, that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits, trade accounts receivable and cash surrender value of life insurance. The cash surrender value of life insurance is the contractual amount on policies maintained with one insurance company. The Company performs a periodic evaluation of the relative credit standing of this company as it relates to the insurance industry. See Note 13.

Subsequent Events
Management has evaluated subsequent events through the date of filing this Form 10-K.

Note 2 Property, Plant and Equipment

Property, plant and equipment consist of the following:

	2011	2010
Land	$515,105	$451,523
Land improvements	681,278	635,217
Buildings	12,224,712	11,938,434
Machinery, fixtures and equipment	42,747,487	42,366,519
Construction-in-progress	2,378,018	1,286,579
	58,546,600	56,678,272
Less accumulated depreciation	39,833,076	38,486,325

Total property, plant and equipment	$18,713,524	$18,191,947

The Company recorded depreciation expense of $2,632,000 for both 2011 and 2010 and $2,332,000 in 2009, respectively.

Note 3 Long-term Debt

	2011	2010
$ 20,000,000 Revolving line of credit, due June 30, 2014	$8,650,431	$219,275
Less current installments	-	-

Total long-term debt	$8,650,431	$219,275

On June 30, 2010, the Company entered into a Credit Agreement with a regional bank to provide a $20,000,000 line of credit that was to expire on June 30, 2013. This agreement was amended by the bank on August 19, 2011 to extend the maturity date of the Credit Agreement by one additional year to June 30, 2014.  None of the other terms of the debt agreement were modified.  The Company’s previous debt facility, with a different lender, was to expire at the end of 2010.  Interest on the Credit Agreement is calculated using the One Month LIBOR Rate, plus a pre-defined spread, which is determined by the Company’s Total Funded Debt to EBITDA ratio. The interest rate at December 31, 2011 and January 1, 2011 was 1.78 and 1.76 percent, respectively. Additionally, the Company is required to pay a fee equal to 0.125 percent on the average daily unused amount of the line of credit on a quarterly basis.  Borrowings under the line of credit are limited to an amount equal to a borrowing base calculation that includes eligible accounts receivable, inventories and cash surrender value of the Company’s life insurance. Additionally, the credit facility requires an agreement not to pledge the fixed assets of the Company. As of December 31, 2011, the amount available for borrowing was $20,000,000 of which $8,650,000 was borrowed, leaving $11,350,000 of availability. Covenants under the agreement include maintaining a certain Funded Debt to EBITDA ratio, a minimum tangible net worth, and total liabilities to tangible net worth ratio. In addition, the Company is limited to a maximum amount of capital expenditures per year. At December 31, 2011, the Company was in compliance with its debt covenants. Average borrowings outstanding during fiscal 2011, 2010 and 2009 were $5,663,000, $1,079,000 and $2,721,000 with weighted average interest rates of 1.73 percent, 1.82 percent and 1.95 percent, respectively. The Company made interest payments of $114,000 in 2011, $37,000 in 2010 and $525,000 in 2009.

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

Note 4 Accrued Expenses

Accrued expenses consist of the following:

	2011	2010
Salaries, wages and commissions	$2,176,495	$1,151,210
Advances from customers	1,146,559	676,729
Insurance	958,615	774,571
Taxes, other than income taxes	68,377	55,716
Benefit plans	175,943	159,783
Interest	4,928	13,014
Professional fees	225,000	141,750
Utilities	6,000	11,768
Other accrued items	350,745	321,750

Total accrued expenses	$5,112,662	$3,306,291

Note 5 Environmental Compliance Costs

At December 31, 2011, the Company had accrued $640,000 in remediation costs which, in management’s best estimate, is sufficient to satisfy anticipated costs of known remediation requirements as outlined below. Expenditures related to costs currently accrued are not discounted to their present values and are expected to be made over the next three to four years. As a result of the evolving nature of the environmental regulations, the difficulty in estimating the extent and remedy of environmental contamination, and the availability and application of technology, the estimated costs for future environmental compliance and remediation are subject to uncertainties and it is not possible to predict the amount or timing of future costs of environmental matters which may subsequently be determined.

Prior to 1987, the Company utilized certain products at its chemical facilities that are currently classified as hazardous materials. Testing of the groundwater in the areas of the former wastewater treatment impoundments at these facilities disclosed the presence of certain contaminants. In addition, several solid waste management units (“SWMUs”) at the plant sites have been identified. In 1998 the Company completed a RCRA Facility Investigation at its Spartanburg plant site, and based on the results, completed a Corrective Measures Study in 2000. A Corrective Measures Plan specifying remediation procedures to be performed was submitted in 2000 and the Company received regulatory approval. In prior years remediation projects were completed to clean up ten of 14 SWMUs on the Spartanburg plant site at a cost of approximately $530,000. The Company completed the cleanup of the remaining four SWMUs in the fourth quarter of 2009 for a cost of approximately $438,000. On October 2, 2009, the Company entered into an Asset Purchase Agreement and sold the Spartanburg facilities as discussed in Note 17. As part of the Agreement, the Company agreed to complete the SWMU cleanups described above and several unrelated cleanup projects at the site. The purchaser agreed to assume any future unidentified environmental liabilities at the site and pay all future annual monitoring and reporting costs required by the RCRA permit covering the site. The Company has completed all of the RCRA-Permit required cleanup projects.

At the former Augusta plant site, the Company submitted a Baseline Risk Assessment and Corrective Measures Plan for regulatory approval. A Closure and Post-Closure Care Plan was submitted and approved in 2001 for the closure of the surface impoundment (former regulated unit). The Company completed and certified closure of the surface impoundment during 2002. During 2005, the Company completed a preliminary analysis of remedial alternatives to eliminate direct contact with surface soils based on the Baseline Risk Assessment.  In 2011, the Company identified a concentration of soil contamination.  With the approval of the Georgia Department of

Natural Resources, Environmental Protection Division (“EPD”), the affected soil was removed and the section of the property was backfilled with clean fill material plus selected chemicals to clean any impurities left behind.  Based upon the soil remediation performed, the Company filed a Site-Wide Corrective Action Plan with the EPD in December 2011 to terminate the RCRA Permit. The Company has accrued $565,000 at December 31, 2011, for estimated future remedial and cleanup costs. As part of Asset Purchase Agreement for the Spartanburg facility, the purchaser also agreed to pay for all future annual monitoring and reporting costs at the Augusta facility required by the EPD.

The Company has identified and evaluated two SWMUs at its plant in Bristol, Tennessee that revealed residual groundwater contamination. An Interim Corrective Measures Plan to address the final area of contamination identified was submitted for regulatory approval and was approved in March of 2005. The Company had $75,000 accrued at December 31, 2011, to provide for estimated future remedial and cleanup costs.

The Company has been designated, along with others, as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act, or comparable state statutes, at two waste disposal sites. Notifications for these two sites were received by the Company in November 2007 and February 2008. It is impossible to determine the ultimate costs related to the two sites due to several factors such as the unknown possible magnitude of possible contamination, the unknown timing and extent of the corrective actions which may be required, and the determination of the Company’s liability in proportion to the other parties. At the present time, the Company does not have sufficient information to form an opinion as to whether it has any liability, or the amount of such liability, if any. However, it is reasonably possible that some liability exists.

The Company was also named as one of many potentially responsible parties in a Superfund Site brought by the United States Environmental Protection Agency.  Notification for this site was received on September 13, 2010.  The Company qualified for a special de minimis party settlement at this Site and upon payment of approximately $2,000, was able to be released from further consideration.

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

Note 6 Deferred Compensation

The Company has deferred compensation agreements with certain former officers providing for payments for the longer of ten years or life from age 65. The present value of such vested future payments, $294,000 at December 31, 2011, has been accrued.

Note 7 Stock Options, Stock Grants and New Stock Issues

A summary of activity in the Company’s stock option plans is as follows:

			Weighted
	Weighted		Average
	Average		Contractual	Intrinsic
	Exercise	Options	Term	Value of	Options
	Price	Outstanding	(in years)	Options	Available
At January 3, 2009	$8.48	128,243	3.7	$4,865	-
Cancelled / Expired	$7.67	(45,250)
At January 2, 2010	$8.92	82,993	4.5	$76,923	-
Exercised	$4.97	(9,900)
Cancelled / Expired	$9.96	(29,093)
At January 1, 2011	$9.13	44,000	3.6	$131,670	-
2011 option plan					350,000
Granted	$11.55	100,000			(100,000)
Exercised	$9.15	(19,200)
Expired	$9.96	(4,000)
At December 31, 2011	$11.28	120,800	8.0	6,448	250,000
Exercisable options	$9.96	20,800	3.1	6,448

				Grant Date
Options expected to vest:				Fair Value
At January 2, 2010	$9.96	15,454	5.1	$6.77
Vested	$9.96	(15,454)
At January 1, 2011	$-	-		$-
Granted	$11.55	100,000	9.1	7.93
Vested	$-	-		$-
At December 31, 2011	$11.55	100,000		$-

The following table summarizes information about stock options outstanding at December 31, 2011:

	Outstanding Stock Options			Exercisable Stock Options
		Weighted Average			Weighted
			Remaining		Average
Range of		Exercise	Contractual		Exercise
Exercise Prices	Shares	Price	Life in Years	Shares	Price
$9.96	20,800	$9.96	3.09	20,800	$9.96
$11.55	100,000	$11.55	9.07	-	-
	120,800			20,800

On January 21, 2011, the Board of Directors of the Company adopted the 2011 Long-Term Incentive Stock Option Plan (the “2011 Plan”) which was approved by the Shareholders at the April 28, 2011 Annual Meeting. The 2011 Plan authorizes the issuance of incentive options for up to 350,000 shares of the Company’s common stock. The Company granted options to purchase 100,000 shares of its common stock at an exercise price of $11.55 to its CEO on January 24, 2011, which may be exercised beginning one year after the date of grant at a rate of 20 percent annually on a cumulative basis, and unexercised options expire ten years from the grant date. The per share weighted-average fair value of the stock options granted during 2011 was $7.93.  The fair value of the option grant was estimated using the Black-Scholes option-pricing model based on a risk-free interest rate of 3.34 percent, an expected life of ten years, an expected volatility of 0.49 and a dividend yield of 2.10 percent. Prior to the 2011 Plan, the Company had two stock option plans, neither of which have options available for future issuance after April 30, 2008. Under the 1998 Plan covering officers and key employees, options may be exercised beginning one year after date of grant at a rate of 20 percent annually on a cumulative basis, and unexercised options expire ten years from the grant date. Under the 1994 Non-Employee Directors’ Plan, options were exercisable at the date of grant. Shares issued under both stock option plans come from shares held in Treasury. The 1998 Plan is an incentive stock option plan, therefore there are no income tax consequences to the Company when an option is granted or exercised. No options were exercised in 2009. In 2011 and 2010, options for 19,200 and 9,900 shares were exercised by employees and directors for an aggregate exercise price of $176,000 and $49,000 respectively. The proceeds were generated from cash received of $162,000 and from the repurchase of 1,045 shares from employees and directors totaling $14,000 in 2011 and from cash received of $39,000 and from the repurchase of 1,016 shares from employees and directors totaling $10,000 in 2010. At the 2011, 2010 and 2009 respective year ends, options to purchase 20,800, 44,000 and 67,539 shares with weighted average exercise prices of $9.96, $9.13 and $8.69, respectively, were fully exercisable. Compensation cost charged against income before taxes for the options was approximately $111,000 for 2011, $7,000 for 2010 and $76,000 for 2009. As of December 31, 2011, there was $682,000 of unrecognized compensation cost related to unvested stock options granted under the Company's stock option plans.

The Company has a Stock Awards Plan in effect at December 31, 2011. A summary of plan activity for 2009, 2010 and 2011 is as follows:

		Weighted Average
	Shares	Grant Date Fair Value

Outstanding at January 3, 2009	25,244	$21.62
Granted February 12, 2009	5,500	5.22
Vested	(6,382)	21.97
Forfeited or expired	(1,228)	21.76
Outstanding at January 2, 2010	23,134	17.62
Granted February 24, 2010	51,500	7.88
Vested	(7,059)	19.30
Forfeited or expired	(19,235)	8.89
Outstanding at January 1, 2011	48,340	10.47
Granted January 24, 2011	13,420	11.55
Granted February 09, 2011	13,300	13.34
Vested	(12,290)	12.81
Forfeited or expired	(19,198)	9.62
Outstanding at December 31, 2011	43,572	11.39

The Compensation & Long-Term Incentive Committee of the Board of Directors of the Company approves stock grants under the Company’s 2005 Stock Awards Plan to certain management employees of the Company. The stock awards vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant from shares held in Treasury. In order for the awards to vest, the employee must be in the continuous employment of the Company since the date of the award. Any portion of an award that has not vested is forfeited upon termination of employment. The Company may terminate any portion of the award that has not vested upon an employee’s failure to comply with all conditions of the award or the Plan. An employee is not entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable. Compensation expense totaling $332,000, $406,000 and $29,000 on the grants issued in 2011, 2010 and 2009, respectively, is being charged against earnings equally net of forfeitures, if any, over a period of 60 months from the dates of the grants, with the offset recorded in Shareholders’ Equity. Compensation cost charged against income for the awards was approximately $165,000, $105,000 net of income taxes, or $0.02 per share for 2011, $174,000, $110,000 net of income taxes, or $0.02 per share for 2010 and $134,000, $85,000 net of income taxes, or $0.01 per share, for 2009. As of December 31, 2011, there was $372,000 of total unrecognized compensation cost related to unvested stock grants under the 2005 Stock Awards Plan.

On May 4, 2011, the Company issued to each of its non-employee directors 998 shares of its common stock from shares held in Treasury (an aggregate of 4,990 shares). Additionally, on August 11, 2011, the Company issued to each of two newly elected non-employee directors 1,124 shares of its common stock from shares held in Treasury.  The Company issued 1,531 shares and 2,532 shares to non-employee directors in 2010 and 2009, respectively. Such shares were issued to the directors in lieu of $15,000 of their annual cash retainer fees.  During 2011, two non-employee directors resigned/retired from the Board of Directors resulting in the forfeiture of 1,248 shares.

Note 8 Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows at the respective year ends:

(Amounts in thousands)	2011	2010

Deferred tax assets:
Inventory valuation reserves	$966	$1,181
Allowance for doubtful accounts	382	166
Inventory capitalization	1,601	1,039
Environmental reserves	229	335
Other	430	212
Total deferred tax assets	3,608	2,933
Deferred tax liabilities:
Tax over book depreciation and amortization	2,908	2,555
Prepaid expenses	582	183
Other	44	-
Total deferred tax liabilities	3,534	2,738
Net deferred tax assets	$74	$195

Significant components of the provision for (benefit from) income taxes for continuing operations are as follows:

(Amounts in thousands)	2011	2010	2009
Current:
Federal	$2,670	$2,039	$100
State	162	193	133
Total current	2,832	2,232	233
Deferred:
Federal	108	(148)	(16)
State	13	32	(84)
Total deferred	121	(116)	(100)
Total	$2,953	$2,116	$133

The reconciliation of income tax computed at the U. S. federal statutory tax rates to income tax expense for continuing operations is:

(Amounts in thousands)	2011		2010		2009
	Amount	%	Amount	%	Amount	%
Tax at U.S. statutory rates	$2,975	34.0%	$2,091	34.0%	$120	34.0%
State income taxes, net of
Federal tax benefit	133	1.5%	148	2.4%	14	4.0%
Manufacturing exemption	(162)	(1.9%)	(160)	(2.6%)	-	-
Other, net	7	0.1%	37	0.6%	(1)	(0.1%)
Total	$2,953	33.7%	$2,116	34.4%	$133	37.9%

Income tax payments of approximately $3,143,000, $1,659,000 and $2,039,000 were made in 2011, 2010 and 2009, respectively. The Company had South Carolina state net operating loss carryforwards of approximately $39,423,000 at December 31, 2011, which will expire between the years 2017 to 2030, and $39,179,000 at January 1, 2011. Since the likelihood of recognizing these carryforwards is remote, they have been fully reserved in the financial statements.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2007 and substantially all material state and local income tax matters for years through 2005. The Company’s federal income tax return for 2007 was examined by the Internal Revenue Service in 2009 and federal income tax and interest liabilities resulting from this examination were not material. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for uncertain tax positions including interest and penalties at the end of 2011 or 2010.

Note 9 Benefit Plans and Collective Bargaining Agreements

The Company has a 401(k) Employee Stock Ownership Plan covering all non-union employees. Employees may contribute to the Plan up to 100 percent of their salary with a maximum of $16,500 for 2011. Under the Economic Growth and Tax Relief Reconciliation Act, employees who are age 50 or older may contribute an additional $5,500 per year for a maximum of $22,000 for 2011. Contributions by the employees are invested in one or more funds at the direction of the employee; however, employee contributions cannot be invested in Company stock. Contributions by the Company are made in cash and then used by the Plan Trustee to purchase Synalloy stock. The Company contributes on behalf of each eligible participant a matching contribution equal to a percentage which is determined each year by the Board of Directors. For 2011, 2010 and 2009 the maximum was four percent. The matching contribution is allocated weekly. Matching contributions of approximately $345,000, $364,000 and $330,000 were made for 2011, 2010 and 2009, respectively. The Company may also make a discretionary contribution, which if made, would be distributed to all eligible participants regardless of whether they contribute to the Plan. No discretionary contributions were made to the Plan in 2011, 2010 or 2009 The Company also contributes to union-sponsored defined contribution retirement plans. Contributions relating to these plans were approximately $688,000, $607,000 and $474,000 for 2011, 2010 and 2009, respectively.

The Company has three collective bargaining agreements at its Bristol, Tennessee facility. The number of employees of the Company represented by these unions is 224, or 51 percent of the Company’s total employees. They are represented by two locals affiliated with the AFL-CIO and one local affiliated with the Teamsters. The Company considers relationships with its union employees to be satisfactory. Collective bargaining contracts will expire in January 2015, February 2014 and March 2015.

Note 10 Leases

The Specialty Chemicals Segment leases a warehouse facility in Dalton Georgia, Corporate leases office space in Spartanburg South Carolina and various manufacturing and office equipment at each of its locations, all under operating leases. The amount of future minimum lease payments under the operating leases are as follows: 2012 - $153,000; 2013 - $148,000; 2014 - $146,000; 2015 - $144,000; and 2016 - $54,000. Rent expense related to operating leases was $140,000, $257,000, $202,000 in 2011, 2010 and 2009, respectively. The Company does not have any leases that are classified as capital leases for any of the periods presented in the financial statements.

Note 11 Commitments and Contingencies

The Company is from time-to-time subject to various claims, other possible legal actions for product liability and other damages, and other matters arising out of the normal conduct of the Company’s business.  The Metals Segment recorded claim expense of $100,000, $500,000 and $1,100,000 for 2011, 2010 and 2009, respectively, for specific customers’ product claims. Other than the environmental contingencies discussed in Note 5, management is not currently aware of any other asserted or unasserted matters which could have a significant effect on the financial condition or results of operations of the Company.

Note 12 Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	2011	2010	2009
Numerator:
Net income from continuing operations	$5,797,160	$4,033,823	$218,625
Denominator:
Denominator for basic earnings per
share - weighted average shares	6,313,418	6,282,497	6,261,805
Effect of dilutive securities:
Employee stock options and stock grants	48,670	26,701	7,625
Denominator for diluted earnings per
share - weighted average shares	6,362,088	6,309,198	6,269,430

Income per share from continuing operations:
Basic	$0.92	$0.64	$0.03
Diluted	$0.91	$0.64	$0.03

The diluted earnings per share calculations exclude the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. The Company had weighted average shares of common stock of 139,484 in 2011, 63,184 in 2010 and 98,502 in 2009, which were not included in the diluted earnings per share calculation as their effect was anti-dilutive.

Note 13 Industry Segments

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

Segment operating income is the Segment’s total revenue less operating expenses, excluding interest expense and income taxes. Identifiable assets, all of which are located in the United States, are those assets used in operations by each Segment. The Metals Segment’s identifiable assets include goodwill of $1,000,000 in 2011 and 2010, and the Chemicals Segment’s identifiable assets include goodwill of $1,355,000 in 2011 and 2010. Centralized data processing and accounting expenses are allocated to the two Segments based upon estimates of their percentage of usage. Unallocated corporate expenses include environmental charges of $8,000 and $343,000 for 2011 and 2009, respectively. There were no environmental charges during 2010.  Corporate assets consist principally of cash, certain investments, and equipment.

The Metals Segment has one domestic customer that accounted for approximately ten and eleven percent of the Metals Segment’s revenues in 2011 and 2010, respectively, and less than ten percent for 2009. The Segment also has one other domestic customer that accounted for less than ten percent of the Segment’s revenues in 2011 and 2010, respectively, but accounted for approximately ten percent in 2009. Loss of either of these customers’ revenues would have a material adverse effect on both the Metals Segment and the Company. The Specialty Chemicals Segment has one domestic customer that accounted for approximately 24 percent of revenues in 2011, 2010 and 2009, respectively. However, this customer is a large global company, and the purchases by this customer are derived from several different business units that operate autonomously from each other.  Even so, loss of this customer’s revenues would have a material adverse effect on the Specialty Chemicals Segment and the Company.

In order to establish stronger business relationships, the Metals Segment uses only a few raw material suppliers. Five suppliers furnish about 84 percent of total dollar purchases of raw materials, with one supplier totaling about 37 percent. However, the Company does not believe that the loss of any of these suppliers would have a materially adverse effect on the Company as raw materials are readily available from a number of different sources, and the Company anticipates no difficulties in fulfilling its requirements. For the Specialty Chemicals Segment, most raw materials are generally available from numerous independent suppliers and about 34 percent of total purchases are from its top five suppliers. While some raw material needs are met by a sole supplier or only a few suppliers, the Company anticipates no difficulties in fulfilling its raw material requirements.

Segment Information:

(Amounts in thousands)	2011	2010	2009
Net sales
Metals Segment	$127,727	$108,544	$70,891
Specialty Chemicals Segment	42,848	42,577	32,749
	$170,575	$151,121	$103,640
Operating income (loss)
Metals Segment	$9,253	$3,774	$(12)
Specialty Chemicals Segment	2,221	3,960	2,722
	11,474	7,734	2,710
Less unallocated corporate expenses	2,668	1,541	2,008
Operating income	8,806	6,193	702
Other expense, net	56	43	350
Pretax income from continuing operations	$8,750	$6,150	$352

Identifiable assets
Metals Segment	$72,722	$56,622
Specialty Chemicals Segment	18,465	17,910
Corporate	7,729	6,843
	$98,916	$81,375
Depreciation and amortization
Metals Segment	$2,073	$2,067	$1,805
Specialty Chemicals Segment	419	416	382
Corporate	167	159	215
	$2,659	$2,642	$2,402
Capital expenditures
Metals Segment	$2,097	$3,995	$1,416
Specialty Chemicals Segment	930	1,035	396
Corporate	158	65	80
	$3,185	$5,095	$1,892
Geographic sales
United States	$159,820	$144,340	$101,814
Elsewhere	10,755	6,781	1,826
	$170,575	$151,121	$103,640

Note 14 Quarterly Results (Unaudited)

The following is a summary of continuing quarterly operations for 2011 and 2010:

(Amounts in thousands except for per share data)	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2011
Net sales	$42,742	$41,399	$46,193	$40,241
Gross profit	7,098	5,579	3,630	4,783
Net income	2,500	1,709	571	1,017
Per common share
Basic	0.40	0.27	0.09	0.16
Diluted	0.39	0.27	0.09	0.16

2010
Net sales	$35,201	$36,349	$41,932	$37,639
Gross profit	2,750	4,210	4,620	4,336
Net income	82	1,078	1,412	1,462
Per common share
Basic	0.01	0.17	0.22	0.23
Diluted	0.01	0.17	0.22	0.23

Note 15 Interest Rate Swap

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

Note 16 Purchase of Ram-Fab, Inc.

On August 31, 2009, the Company entered into an Asset Purchase Agreement with Ram-Fab, Inc. to acquire certain assets and assume certain liabilities of its business for a purchase price of $5,708,000. Ram-Fab, Inc. was a pipe fabricator located in Crossett, Arkansas. The acquisition was for cash and was paid from currently available funds. The purchase price of Ram-Fab, Inc. has been allocated to the assets acquired and liabilities assumed according to their estimated fair values at the time of acquisition.  This allocation included accounts receivable of $1,093,000, inventories of $2,334,000, other assets of $33,000, machinery and equipment of $1,707,000, tax-deductible goodwill of $1,000,000, and current liabilities of $459,000. The Company also entered into a Lease Agreement to lease Ram-Fab, Inc.’s property and plant buildings with an option to purchase the property and plant buildings for a purchase price of approximately $2,000,000 on or before June 1, 2010. The

Company exercised the option and purchased the property and plant on June 1, 2010. Ram-Fab, Inc. had annual sales of approximately $18,000,000 over the 12 months prior to the acquisition date and was profitable. Historically, its primary business was to fabricate both carbon and stainless steel piping systems. Management’s focus has been to expand the carbon fabrication business which is a product line that is strategically important for future growth. Goodwill represents expected synergies as the carbon business complements our stainless steel piping systems’ operations generating new opportunities for stainless steel piping systems since many projects require that bidders quote both carbon and stainless steel fabrication. This business operates as Ram-Fab, LLC and has been assigned to our Metals Segment.

Note 17 Asset Sale of Certain Specialty Chemicals Segment’s Assets and Discontinued Operations

On October 2, 2009, the Company entered into an Asset Purchase Agreement with SantoLubes Manufacturing, LLC (“SM”) to sell the specialty chemical business of Blackman Uhler Specialties, LLC (“BU”) for a purchase price of $10,366,000, along with certain property, plant and equipment held by Synalloy Corporation for a purchase price of $1,130,000, all located at the Spartanburg, SC location. The purchase price of approximately $11,496,000, paid in cash, was equal to the approximate net book values of the assets sold as of October 3, 2009, the effective date of the sale, and the Company recorded a loss of approximately $250,000 resulting primarily from transaction fees and other costs related to the transaction. Divesting BU’s specialty chemicals business freed up resources and working capital to allow further expansion into the Company’s metals businesses. The Company entered into a lease agreement with SM to lease office space in Spartanburg for corporate operations and had also entered into an outsourcing agreement with SM to provide SM with certain accounting and administration functions. During 2011, the Company terminated this office space lease agreement and the outsourcing agreement with SM.  BU, along with Organic Pigment, LLC’s pigment dispersion business (“OP”), which was sold on March 6, 2009, were both physically located at the Spartanburg facility. OP completed all operating activities at the end of the third quarter. As a result, these two operations, which were included in the Specialty Chemicals Segment, are being reported as discontinued operations. Sales of the two businesses totaled $3,967,000 for the third quarter of 2009 and $13,042,000 for the nine months of 2009. The Company has reclassified the operations of these disposed businesses to reflect discontinued operations in the financial statements for each of the years presented.

Note 18 Payment of Dividends

On November 10, 2011, the Board of Directors of the Company voted to pay an annual dividend of $0.25 per share which was paid on December 5, 2011, to holders of record on November 25, 2011 for a total of $1,580,000. In 2010, the Company paid a $0.25 cash dividend on December 8, 2010 and a $0.25 cash dividend on March 22, 2010 for a total of $3,166,000.  Also, in 2009, a $0.10 cash dividend was paid on March 10, 2009 for a total of $631,000. The Board presently plans to review at the end of each fiscal year the financial performance and capital needed to support future growth to determine the amount of cash dividend, if any, which is appropriate.

Note 19 Subsequent Events

February 9, 2012, the Compensation & Long-Term Incentive Committee of the Board of Directors of the Company approved stock option grants under the Company’s 2011 Plan. A total of 36,740 options, with a market price of $11.35 per share, were granted under the Plan to certain management employees of the Company. The stock options will vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant. In order for the options to vest, the employee must be in the continuous employment of the Company since the date of the grant. Any portion of the grant that has not vested will be forfeited upon termination of employment. The Company may terminate any portion of the grant that has not vested upon an employee’s failure to comply with all conditions of the award or the Plan. Shares representing grants that have not yet vested will be held in escrow by the Company. An employee will not be entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable. Compensation expense totaling $185,000 will be recorded against earnings equally over the following 60 months from the date of grant with the offset recorded in Shareholders’ Equity.

Report of Management

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and the financial statements for the years ended December 31, 2011, January 1, 2011 and January 2, 2010 have been audited by Dixon Hughes Goodman LLP, Independent Registered Public Accounting Firm. Management of the Company assumes responsibility for the accuracy and reliability of the financial statements. In discharging such responsibility, management has established certain standards which are subject to continuous review and are monitored through the Company's financial management. The Board of Directors pursues its oversight role for the financial statements through its Audit Committee which consists of independent directors. The Audit Committee meets on a regular basis with representatives of management and Dixon Hughes Goodman LLP.

Management’s Annual Report On Internal Control Over Financial Reporting

Management of the Company is responsible for preparing the Company’s annual consolidated financial statements and for establishing and maintaining adequate internal control over financial reporting for the Company.  Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2011 was effective.

The Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Synalloy Corporation

We have audited the accompanying consolidated balance sheets of Synalloy Corporation and subsidiaries as of December 31, 2011 and January 1, 2011, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011.  Our audit also included the financial statement schedule listed in Item 15(a)2 of Synalloy Corporation and subsidiaries’ Annual Report on Form 10-K.  We also have audited Synalloy Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Synalloy Corporation and subsidiaries’ management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synalloy Corporation and subsidiaries as of December 31, 2011 and January 1, 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Synalloy Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the nformation set forth therein.

Charlotte, North Carolina
March 14, 2012

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

The Attestation Report of the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting is included in the Report of Independent Registered Public Accounting Firm set forth in Item 8 of this Form 10-K.

There has been no change in the Company's internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B Other Information

Not applicable

PART III

Item 10 Directors, Executive Officers and Corporate Governance

The information set forth under the captions "Proposal 1 - Election of Directors," "Executive Officers,” and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement to be used in connection with its Annual Meeting of Shareholder to be held April 26, 2012 (the "Proxy Statement") is incorporated herein by reference.

Code of Ethics. The Company's Board of Directors has adopted a Code of Ethics that applies to the Company's Chief Executive Officer, Chief Financial Officer and corporate and divisional controllers. The Code of Ethics is available on the Company's website at www.synalloy.com.  Any amendment to, or waiver from, this Code of Ethics will be posted on the Company's website.

Audit Committee. The Company has a separately designated standing Audit Committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Carroll D. Vinson, Murray H. Wright and James W. Terry.

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

Item 11 Executive Compensation

The information set forth under the captions “Board of Directors and Committees - Compensation Committee Interlocks and Insider Participation,” “Discussion of Executive Compensation,” “Corporate Governance – Director Compensation” and "Compensation Committee Report" in the Proxy Statement is incorporated herein by reference.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions "Beneficial Owners of More Than Five Percent of the Company's Common Stock" and "Security Ownership of Management" in the Proxy Statement is incorporated by reference.

Equity Compensation Plan Information. The following table sets forth aggregated information as of December 31, 2011 about all of the Company's equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1) (c)
Equity compensation plans approved by security holders	120,800	$11.28	476,300
Equity compensation plans not approved by security holders	-	-	-
Total	120,800	$11.28	476,300

(1)	Represents shares remaining available for issuance under the 2005 Stock Awards Plan and the 2011 Stock Option Plan.

Non-employee directors are paid an annual retainer of $35,000, and each director has the opportunity to elect to receive $15,000 of the retainer in restricted stock. For 2011, each director elected to receive $15,000 of the annual retainer in restricted stock. The number of restricted shares is determined by the average of the high and low stock price on the day prior to the Annual Meeting of Shareholders. For 2011, five non-employee directors each received 998 shares of restricted stock and two newly elected non-employee directors each received 1,124 shares of restricted stock (an aggregate of 7,238 shares). Issuance of the shares granted to the directors is not registered under the Securities Act of 1933 and the shares are subject to forfeiture in whole or in part upon the occurrence of certain events. During 2011, two non-employee directors resigned/retired from the Board of Directors resulting in the forfeiture of 1,248 shares. The above table does not reflect these shares issued to non-employee directors.

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
Consolidated Balance Sheets at December 31, 2011 and January 1, 2011
Consolidated Statements of Operations for the years ended December 31, 2011, January 1, 2011 and January 2, 2010
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2011, January 1, 2011 and January 2, 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2011, January 1, 2011 and January 2, 2010
Notes to Consolidated Financial Statements
	2.	Financial Statements Schedules: The following consolidated financial statements schedule of Synalloy Corporation is included in Item 15:
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2011, January 1, 2011 and January 2, 2010

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

	3.	Listing of Exhibits:
See "Exhibit Index"

Schedule II Valuation and Qualifying Accounts

Column A	Column B	Column C	Column D	Column E
	Balance at	Charged to		Balance at
	Beginning	Cost and		End of
Description	of Period	Expenses	Deductions	Period
Year ended December 31, 2011
Deducted from asset account:
Allowance for doubtful accounts	$ 435,000	$ 793,000	$ 25,000	$ 1,203,000

Year ended January 1, 2011
Deducted from asset account:
Allowance for doubtful accounts	$ 355,000	$ 85,000	$ 5,000	$ 435,000

Year ended January 2, 2010
Deducted from asset account:
Allowance for doubtful accounts	$ 816,000	$ 498,000	$ 959,000	$ 355,000

Deductions represent uncollected accounts and credit balances written off against reserve, net of recoveries.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By /s/ Craig C. Bram Craig C. Bram Chief Executive Officer	March 13, 2012 Date
By /s/ Richard D. Sieradzki Richard D. Sieradzki Chief Financial Officer and Principal Accounting Officer	March 13, 2012 Date

SYNALLOY CORPORATION

Registrant

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ James G. Lane, Jr. James G. Lane, Jr. Chairman of the Board	March 13, 2012 Date
By /s/ Carroll D. Vinson Carroll D. Vinson Director	March 13, 2012 Date
By /s/ Murray H. Wright Murray H. Wright Director	March 13, 2012 Date

By /s/ James W. Terry, Jr. James W. Terry, Jr. Director	March 13, 2012 Date

By /s/ Henry L. Guy Henry L. Guy Director	March 13, 2012 Date

By /s/ Craig C. Bram Craig C. Bram Chief Executive Officer and Director	March 13, 2012 Date

Index to Exhibits
Exhibit No. from Item 601 of Regulation S-K	Description
3.1	Restated Certificate of Incorporation of Registrant, as amended, incorporated by reference to Registrant's Form 10-Q for the period ended April 2, 2005
3.2	Bylaws of Registrant, as amended, incorporated by reference to Registrant's Form 10-Q for the period ended March 31, 2001 (the "first quarter 2001 Form 10-Q")
4.1	Form of Common Stock Certificate, incorporated by reference to the first quarter 2001 Form 10-Q
10.1	Synalloy Corporation 1998 Long-Term Incentive Stock Plan, incorporated by reference to the first quarter 2001 Form 10-Q
10.2	2011 Long-Term Incentive Stock Option Plan, incorporated by reference to Registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders
10.3	Registrant's Subsidiary and Divisional Management Incentive Plan, as restated, effective January 2, 2006, incorporated by reference to Registrant’s Form 10-K for the year ended December 30, 2006
10.4	Synalloy Corporation 2005 Stock Awards Plan, incorporated by reference to the Proxy Statement for the 2005 Annual Meeting of Shareholders
10.5	Employment Agreement, dated January 1, 2006, between Registrant and Ronald H. Braam, incorporated by reference to Registrant’s Form 10-K for the year ended December 30, 2006
10.6	Amendment 1 to the Synalloy Corporation 2005 Stock Awards Plan incorporated by reference to Registrant’s Form 10-K for the year ended December 29, 2007
10.7
Agreement between Registrant’s Bristol Metals, LLC. subsidiary and the United Steelworkers of America Local 4586, dated December 10, 2010, incorporated by reference to Registrant’s Form 10-K for the year ended January 1, 2011

10.8
Agreement between Registrant’s Bristol Metals, LLC subsidiary and the United Association of Journeymen and Apprentices of the Plumbing and Pipe Fitting Industry of the United States and Canada Local Union No. 538, dated February 16, 2009, incorporated by reference to Registrant’s Form 10-K for the year ended January 1, 2011

10.9
Agreement between Registrant’s Bristol Metals, LLC subsidiary and the Teamsters Local Union No. 549, dated March 5, 2010, incorporated by reference to Registrant’s Form 10-K for the year ended January 1, 2011

10.10	Loan Agreement, dated as of June 30, 2010, between Registrant and Branch Banking and Trust (“BB&T”), incorporated by reference to Registrant’s Form 10-K for the year ended January 1, 2011
10.11	Employment Agreement dated January 24, 2011, between Registrant and Craig C. Bram, incorporated by reference to Registrant’s Form 10-K for the year ended January 1, 2011
10.12	Amended Employment Agreement dated January 24, 2012, between Registrant and Craig C. Bram
10.13	2011 Short-Term Cash Incentive and Options Plan
21	Subsidiaries of the Registrant, incorporated by reference to Registrant’s Form 10-K for the year ended January 1, 2011
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32	Certifications Pursuant to 18 U.S.C. Section 1350