Form 10-Q
period 2012-03-31
SYNALLOY CORP
filed 2012-05-08
CIK 95953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Larger accelerated filer ( )	Accelerated filer ( X )
Non-accelerated filer ( ) (Do not check if a smaller reporting company)	Smaller reporting company ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  (  )    No  (X)

The number of shares outstanding of the registrant's common stock as of May 8, 2012 was 6,344,933.

Synalloy Corporation

Index

 PART I.                      FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Condensed consolidated balance sheets - March 31, 2012 and December 31, 2011
Condensed consolidated statements of operations - Three months ended March 31, 2012 and April 2, 2011
Condensed consolidated statements of cash flows - Three months ended March 31, 2012 and April 2, 2011
Notes to condensed consolidated financial statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II.                      OTHER INFORMATION

Item 6.	Exhibits
Signatures and Certifications

PART I
Item 1. FINANCIAL STATEMENTS
Synalloy Corporation
Condensed Consolidated Balance Sheets	(Unaudited)
	Mar 31, 2012	Dec 31, 2011
Assets
Current assets
Cash and cash equivalents	$114,583	$110,138
Accounts receivable, less allowance
for doubtful accounts	32,621,367	26,582,279
Inventories
Raw materials	14,003,668	10,120,408
Work-in-process	12,128,598	12,632,301
Finished goods	17,695,066	20,310,029
Total inventories	43,827,332	43,062,738

Deferred income taxes	2,565,077	2,632,145
Prepaid expenses and other current assets	1,566,401	2,250,735
Total current assets	80,694,760	74,638,035

Cash value of life insurance	2,519,660	3,092,430
Property, plant & equipment, net of accumulated
depreciation of $40,316,438 and $39,833,076	18,496,411	18,713,524
Goodwill	2,354,730	2,354,730
Deferred charges, net and other non-current assets	111,372	117,645
Total assets	$104,176,933	$98,916,364

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$18,053,688	$13,043,153
Accrued expenses	5,948,973	5,112,662
Current portion of environmental reserves	149,055	138,000
Total current liabilities	24,151,716	18,293,815

Long-term debt	6,683,405	8,650,431
Environmental reserves	502,000	502,000
Deferred compensation	292,805	293,555
Deferred income taxes	2,557,662	2,557,662

Shareholders' equity
Common stock, par value $1 per share - authorized
12,000,000 shares; issued 8,000,000 shares	8,000,000	8,000,000
Capital in excess of par value	1,089,389	1,153,889
Retained earnings	75,535,420	74,198,151
Less cost of common stock in treasury:
1,663,057 and 1,674,156 shares	(14,635,464)	(14,733,139)
Total shareholders' equity	69,989,345	68,618,901
Total liabilities and shareholders' equity	$104,176,933	$98,916,364

Note: The balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date.
See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Operations
(Unaudited)	Three Months Ended
	Mar 31, 2012	Apr 2, 2011

Net sales	$47,372,076	$42,742,420

Cost of goods sold	42,281,163	35,644,239

Gross profit	5,090,913	7,098,181

Selling, general and administrative expense	3,121,561	3,134,689

Operating income	1,969,352	3,963,492

Other (income) and expense
Interest expense	46,231	29,171
Other, net	(135,148)	(14)

Income before income taxes	2,058,269	3,934,335

Provision for income taxes	721,000	1,434,000

Net income	$1,337,269	$2,500,335

Net income per common share:
Basic	$0.21	$0.40
Diluted	$0.21	$0.39

Weighted average shares outstanding:
Basic	6,328,771	6,295,855
Dilutive effect from stock
options and grants	49,778	41,836
Diluted	6,378,549	6,337,691

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)	Three Months Ended,
	Mar 31, 2012	Apr 2, 2011
Operating activities
Net income	$1,337,269	$2,500,335
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation expense	706,341	767,829
Amortization of deferred charges	6,273	5,340
Deferred income taxes	67,068	62,072
Provision for (reduction of) losses on accounts receivable	(96,000)	(54,000)
Provision for (reduction of) losses on inventory	286,250	(53,000)
Gain on sale of property, plant and equipment	(41,724)	(2,950)
Cash value of life insurance	(161,436)	(18,001)
Environmental reserves	11,055	8,016
Employee stock option and stock grant compensation	78,251	74,928
Changes in operating assets and liabilities:
Accounts receivable	(5,943,088)	(9,403,803)
Inventories	(1,050,844)	(10,566,879)
Other assets and liabilities	57,890	78,574
Accounts payable	5,010,535	8,976,031
Accrued expenses	797,767	2,391,466
Income taxes payable	619,162	1,349,913
Net cash provided by (used in) operating activities	1,684,769	(3,884,129)

Investing activities
Purchases of property, plant and equipment	(525,004)	(457,910)
Proceeds from sale of property, plant and equipment	77,500	2,950
Proceeds from life insurance	734,206	-
Net cash provided by (used in) investing activities	286,702	(454,960)

Financing activities
Net (payments on) borrowings from long-term debt	(1,967,026)	5,118,847
Proceeds from exercised stock options	-	550
Net cash (used in) provided by financing activities	(1,967,026)	5,119,397

Increase in cash and cash equivalents	4,445	780,308
Cash and cash equivalents at beginning of period	110,138	108,902

Cash and cash equivalents at end of period	$114,583	$889,210

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation

Notes To Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2012

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Synalloy Corporation and subsidiaries (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 29, 2012. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the period ended December 31, 2011.

Recently Adopted Accounting Standards

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The Company adopted the provisions of this ASU in the first quarter of 2012 and does not believe the adoption will have a material impact on its condensed consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, "Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, which modifies the impairment test for goodwill. Under the new guidance, an entity is permitted to make a qualitative assessment of whether it is more likely than not that the reporting unit’s fair value is less than the carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. The Company adopted the provisions of this ASU in the first quarter of 2012 and does not believe the adoption will have a material impact on its condensed consolidated financial statements.

NOTE 2--INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.

NOTE 3--STOCK OPTIONS AND EMPLOYEE STOCK GRANTS

On February 9, 2012, the Compensation & Long-Term Incentive Committee of the Board of Directors of the Company approved stock option grants under the Company’s 2011 Plan.  A total of 36,740 options, with an exercise price of $11.35 per share, were granted under the Plan to certain management employees of the Company. The exercise price is determined using the average of the high and low stock price on the day prior to the grant date. The per share weighted-average fair value of the stock options granted during 2011 was 5.03.  The fair value of the option grant was estimated using the Black-Scholes option-pricing model based on a risk-free

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2012

interest rate of 2.04 percent, an expected life of seven years, an expected volatility of 0.53 and a dividend yield of 2.10 percent.  The stock options vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant. In order for the options to vest, the employee must be in the continuous employment of the Company since the date of the grant. Any portion of the grant that has not vested will be forfeited upon termination of employment. The Company may terminate any portion of the grant that has not vested upon an employee’s failure to comply with all conditions of the award or the Plan. Shares representing grants that have not yet vested will be held in escrow by the Company. An employee is not entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable.

NOTE 4--INCOME TAXES

The Company did not have any unrecognized tax benefits accrued at March 31, 2012 and December 31, 2011. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal or state income tax examinations for years before 2008. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

NOTE 5--PAYMENT OF DIVIDENDS

During 2011, the Company declared and paid a $0.25 per share dividend on December 5, 2011 for a total of $1,580,000. The Board presently plans to review at the end of each fiscal year the financial performance and capital needed to support future growth to determine the amount of cash dividend, if any, which is appropriate.

NOTE 6--SEGMENT INFORMATION

	THREE MONTHS ENDED
	Mar 31, 2012	Apr 2, 2011
Net sales
Metals Segment	$36,022,000	$31,417,000
Specialty Chemicals Segment	11,350,000	11,325,000
	$47,372,000	$42,742,000
Operating income
Metals Segment	$1,571,000	$3,955,000
Specialty Chemicals Segment	1,129,000	773,000
	2,700,000	4,728,000
Unallocated expenses
Corporate	731,000	765,000
Interest expense	46,000	29,000
Other income	(135,000)	-

Income before income taxes	$2,058,000	$3,934,000

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2012

NOTE 7--FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company does not have any significant financial instruments that it carries at fair value on a recurring or nonrecurring basis.  The Company determines the fair values of its financial instruments for disclosure purposes by maximizing the use of observable inputs and minimizing the use of unobservable inputs when measuring fair value. Fair value disclosures for assets and liabilities are grouped in three levels.  The levels prioritize the inputs used to measure the fair value of the assets or liabilities.  These levels are:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities.

•
Level 2 – Inputs other than quoted prices that are observable for assets and liabilities, either directly or indirectly.  These inputs include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are less active.

•
Level 3 – Unobservable inputs that are supported by little or no market activity for assets or liabilities and includes certain pricing models, discounted cash flow methodologies and similar techniques.

The carrying amounts reported in the balance sheet for cash and cash equivalents, trade accounts receivable, cash surrender value of life insurance, accounts payable, and borrowings under the Company’s revolving line of credit based on a variable interest rate approximate their fair value.  The Company considers all of these fair value estimates to be Level 2.

The Company does not have any Level 1 or Level 3 financial assets or liabilities for the periods ended March 31, 2012 and December 31, 2011.

NOTE 8--LEGAL CONTINGENCIES

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

NOTE 9--SUBSEQUENT EVENTS

On April 27, 2012 the Company issued to each of its non-employee directors 1,598 shares of its common stock from shares held in Treasury (an aggregate of 7,990 shares) in lieu of $20,000 of their annual cash retainer fees.

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

The following is managements’ discussion of certain significant factors that affected the Company during the three month period ended March 31, 2012.

Consolidated sales for the first quarter of 2012 increased eleven percent to $47,372,000 compared to $42,742,000 for the same period one year ago.  The Company showed net earnings of $1,337,000 or $0.21 per share for the first quarter of 2012 compared to $2,500,000 or $0.39 per share for the first quarter of 2011.

Sales for the Metals Segment in the first quarter of 2012 totaled $36,022,000, an increase of 15 percent over the same quarter last year. Operating income was $1,571,000 and $3,955,000 for the first quarters of 2012 and 2011, respectively. The sales increase resulted from a 19 percent increase in unit volumes partially offset by a four percent decrease in average selling prices. The Segment experienced a favorable product mix for the first quarter of 2012 with higher priced non-commodity unit volume increasing 48 percent while commodity unit volume increased five percent. The volume growth was due to continued strength in special alloys and non-commodity stainless steel pipe as projects and distributor restocking remain strong. The Metals Segment is also focusing on international sales efforts, which continue to show year over year sales growth. Operating income for the first quarter declined from the same period last year due to two factors.  Declining nickel prices resulted in inventory losses in the first quarter of 2012 of approximately $907,000.  For the same period last year, rising nickel prices produced inventory profits of $308,000.  The impact to reported earnings was a negative swing of approximately $0.12 per share.  In addition, operating income in the first quarter of the prior year for our fabrication unit was favorably affected by higher unit selling prices as a result of the completion of several large scale lump-sum jobs. Demand for our manufactured pipe remains relatively strong, while the fabrication unit continues to deal with excess industry capacity and margin compression.

Sales for the Specialty Chemicals Segment in the first quarter of 2012 were $11,350,000 which approximated the same quarter of 2011. Even though selling prices increased ten percent during the first quarter of 2012 compared to 2011, pounds shipped during the same period were down nine percent. Operating income for the first quarter of 2012 was $1,129,000, up 46 percent from 2011. The increase in operating income resulted from the Specialty Chemicals Segment being able to pass raw material price increases along to their customers, a change in product mix during the first quarter of 2012 to higher margin products and a focus on controlling operating and support costs.

Consolidated selling, general and administrative expense for the first quarter remained relatively flat for the first quarter of 2012, decreasing $13,000 from the first quarter of 2011. Lower incentive based bonus costs, professional fees and bad debt reserve in 2012 was offset by higher sales commissions, travel expense and administrative salaries and wages. This expense category was seven percent of sales for the first quarter for both 2012 and 2011.

The Company’s cash balance increased from $110,000 at the end of 2011 to $115,000 as of March 31, 2012. As a result of the higher Metals Segment sales activity during the first quarter of 2012, compared to the fourth quarter of the prior year, with a significant portion of the increase occurring in the last half of the quarter, accounts receivable at March 31, 2012 increased by $6,039,000. Even though inventory for the first quarter increased $765,000, raw material purchases increased significantly in March 2012 in support of projected 2012 sales requirements. This resulted in accounts payable increasing by $5,011,000 at the end of the first quarter of 2012 compared to the prior year-end balance. Capital expenditures for the first quarter of 2012 were $525,000 and the Company received life insurance proceeds of $734,000 related to the death of a former officer of the Company. These items contributed to the Company having $6,683,000 of bank debt outstanding as of March 31, 2012.

Synalloy Corporation

Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations

The Metals Segment’s business is highly dependent on its customers’ capital expenditures which have just begun to show improvement. Excess capacity in the pipe manufacturing industry continues to present a difficult operating environment. Stainless steel surcharges, which affect our costs of raw materials and selling prices, decreased during the first quarter of 2012 but have stabilized in recent weeks. We believe we are the largest and most capable domestic producer of non-commodity stainless steel pipe and an effective producer of commodity stainless steel pipe which should serve us well in the long run. Our market position remains strong in the commodity pipe market and we are experiencing an upswing in project and special alloy demand. We also continue to be optimistic about the fabrication business over the long term. Approximately 67 percent of the Fabrication unit’s current backlog comes from paper and wastewater treatment projects with chemical projects accounting for an additional 19 percent. Total Fabrication backlog was $16,443,000 at March 31, 2012, $22,743,000 at December 31, 2011 and $27,842,000 at April 2, 2011. We estimate that approximately 80 percent of the backlog should be completed over the next twelve months.

In early April, the Fabrication unit booked a $6 million project and has several other prospects that we hope to obtain in the near future.  We are pleased with the increase in sales activity generated by the Fabrication unit and are optimistic about rebuilding the backlog.

Specialty Chemicals Segment’s sales continue to show improvement into the second quarter of 2012, building on the trend started in the fourth quarter of 2011.  The Company expects sales levels to continue to improve throughout the remainder of 2012 as the result of aggressive product pricing. Management expects operating margins to hold steady at current levels in spite of the anticipation of raw material price increases over the next quarter.  As reported in the fourth quarter of 2011, the new defoamer project is on track and continues to have the potential for a significant impact on sales and profitability for 2012.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Form 10-Q includes and incorporates by reference "forward-looking statements" within the meaning of the securities laws. All statements that are not historical facts are "forward-looking statements." The words "estimate," "project," "intend," "expect," "believe," “should,” "anticipate," "hope", "optimistic", "plan," "outlook" and similar expressions identify forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions; the impact of competitive products and pricing; product demand and acceptance risks; raw material and other increased costs; raw materials availability; customer delays or difficulties in the production of products; environmental issues; unavailability of debt financing on acceptable terms and exposure to increased market interest rate risk; inability to comply with covenants and ratios required by our debt financing arrangements; ability to weather the current economic downturn; loss of consumer or investor confidence and other risks detailed from time-to-time in Synalloy's Securities and Exchange Commission filings. Synalloy Corporation assumes no obligation to update any forward-looking information included in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about the Company’s exposure to market risk was disclosed in its Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on March 13, 2012. There have been no material quantitative or qualitative changes in market risk exposure since the date of that filing.

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

SYNALLOY CORPORATION
(Registrant)

Date: May 8, 2012	By:	/s/ Craig C. Bram
Craig C. Bram
President and Chief Executive Officer

Date: May 8, 2012	By:	/s/ Richard D. Sieradzki
Richard D. Sieradzki
Chief Financial Officer and Principal Accounting Officer