Form 10-Q
period 2012-06-30
SYNALLOY CORP
filed 2012-08-09
CIK 95953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to ____
Commission file number 0-19687

Synalloy Corporation
(Exact name of registrant as specified in its charter)

Delaware	57-0426694
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

775 Spartan Blvd. Suite 102 Spartanburg, South Carolina	29301
(Address of principal executive offices)	(Zip code)

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
Yes  (  )    No  (X)

The number of shares outstanding of the registrant's common stock as of August 9, 2012 was 6,344,933.

Synalloy Corporation

Index

 PART I.                      FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Condensed consolidated balance sheets - June 30, 2012 and December 31, 2011
Condensed consolidated statements of operations – Three and six months ended June 30, 2012 and July 2, 2011
Condensed consolidated statements of cash flows - Six months ended June 30, 2012 and July 2, 2011
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
Signatures and Certifications

PART I
Item 1. FINANCIAL STATEMENTS
Synalloy Corporation
Condensed Consolidated Balance Sheets	(Unaudited)
	Jun 30, 2012	Dec 31, 2011
Assets
Current assets
Cash and cash equivalents	$121,923	$110,138
Accounts receivable, less allowance
for doubtful accounts	29,533,598	26,582,279
Inventories
Raw materials	15,352,715	10,120,408
Work-in-process	13,088,841	12,632,301
Finished goods	18,511,360	20,310,029
Total inventories	46,952,916	43,062,738

Deferred income taxes	2,565,077	2,632,145
Prepaid expenses and other current assets	2,328,586	2,250,735
Total current assets	81,502,100	74,638,035

Cash value of life insurance	2,546,660	3,092,430
Property, plant & equipment, net of accumulated
depreciation of $41,022,779 and $39,833,076	18,592,822	18,713,524
Goodwill	2,354,730	2,354,730
Deferred charges, net and other non-current assets	105,099	117,645
Total assets	$105,101,411	$98,916,364

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$16,049,627	$13,043,153
Accrued expenses	5,432,211	5,112,662
Current portion of environmental reserves	150,923	138,000
Total current liabilities	21,632,761	18,293,815

Long-term debt	8,863,640	8,650,431
Environmental reserves	502,000	502,000
Deferred compensation	288,388	293,555
Deferred income taxes	2,557,662	2,557,662

Shareholders' equity
Common stock, par value $1 per share - authorized
12,000,000 shares; issued 8,000,000 shares	8,000,000	8,000,000
Capital in excess of par value	1,196,502	1,153,889
Retained earnings	76,625,607	74,198,151
Less cost of common stock in treasury:
1,655,067 and 1,674,156 shares	(14,565,149)	(14,733,139)
Total shareholders' equity	71,256,960	68,618,901
Commitments and Contingencies – See Note 9
Total liabilities and shareholders' equity	$105,101,411	$98,916,364

Note: The balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date.
See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Operations

(Unaudited)	Three Months Ended		Six Months Ended
	Jun 30, 2012	Jul 2, 2011	Jun 30, 2012	Jul 2, 2011

Net sales	$46,878,134	$41,398,684	$94,250,210	$84,141,104

Cost of goods sold	41,616,656	35,819,756	83,897,819	71,463,995

Gross profit	5,261,478	5,578,928	10,352,391	12,677,109

Selling and administrative expense	3,574,003	2,908,697	6,695,060	6,043,386

Operating income	1,687,475	2,670,231	3,657,331	6,633,723

Other (income) and expense
Interest expense	45,792	27,220	92,023	56,391
Other, net	-	(16)	(135,148)	(30)

Income before income taxes	1,641,683	2,643,027	3,700,456	6,577,362

Provision for income taxes	552,000	934,000	1,273,000	2,368,000

Net income	$1,089,683	$1,709,027	$2,427,456	$4,209,362

Net income per common share:
Basic	$0.17	$0.27	$0.38	$0.67
Diluted	$0.17	$0.27	$0.38	$0.66

Weighted average shares outstanding:
Basic	6,342,562	6,310,819	6,335,667	6,303,420
Dilutive effect from stock
options and grants	50,896	46,121	51,043	44,464
Diluted	6,393,458	6,356,940	6,386,710	6,347,884

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)	Six Months Ended,
	Jun 30, 2012	Jul 2, 2011
Operating activities
Net income	$2,427,456	$4,209,362
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation expense	1,412,683	1,536,482
Amortization of deferred charges	12,546	14,412
Deferred income taxes	67,068	62,072
(Reduction of) provision for reserve for losses on accounts receivable	(38,450)	75,300
Provision for (reduction of) losses on inventory	531,300	(127,000)
Gain on sale of property, plant and equipment	(41,724)	(33,835)
Cash value of life insurance	(188,436)	(36,000)
Environmental reserves	12,923	14,534
Issuance of treasury stock for director fees	99,995	74,950
Employee stock option and stock grant compensation	155,684	123,180
Changes in operating assets and liabilities:
Accounts receivable	(2,912,869)	(4,507,128)
Inventories	(4,421,478)	(12,091,330)
Other assets and liabilities	49,444	80,113
Accounts payable	3,006,474	5,142,824
Accrued expenses	319,549	2,321,420
Income taxes payable	(177,538)	398,113
Net cash provided by (used in) operating activities	314,627	(2,742,531)

Investing activities
Purchases of property, plant and equipment	(1,327,757)	(1,330,469)
Proceeds from sale of property, plant and equipment	77,500	45,450
Proceeds from life insurance	734,206	-
Net cash used in investing activities	(516,051)	(1,285,019)

Financing activities
Net borrowings from long-term debt	213,209	3,872,164
Proceeds from exercised stock options	-	161,902
Net cash provided by financing activities	213,209	4,034,066

Increase in cash and cash equivalents	11,785	6,516
Cash and cash equivalents at beginning of period	110,138	108,902

Cash and cash equivalents at end of period	$121,923	$115,418

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2012

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Synalloy Corporation and subsidiaries (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included as required by Regulation S-X, Rule 10-01. Operating results for the six-month period ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 29, 2012. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the period ended December 31, 2011.

NOTE 2--RECENTLY ADOPTED ACCOUNTING STANDARDS

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The Company adopted the provisions of this ASU in the first quarter of 2012 and did not have a material impact on its condensed consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, "Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, which modifies the impairment test for goodwill. Under the new guidance, an entity is permitted to make a qualitative assessment of whether it is more likely than not that the reporting unit’s fair value is less than the carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. The Company adopted the provisions of this ASU in the first quarter of 2012 and did not have a material impact on its condensed consolidated financial statements.

NOTE 3--INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.

NOTE 4--STOCK OPTIONS AND EMPLOYEE STOCK GRANTS

On February 9, 2012, the Compensation & Long-Term Incentive Committee of the Board of Directors of the Company approved stock option grants under the Company’s 2011 Plan.  A total of 36,740 options, with an exercise price of $11.35 per share, were granted under the Plan to certain management employees of the Company. The exercise price is determined using the average of the high and low stock price on the day prior to the grant date. The per share weighted-average fair value of the stock options granted during 2012 was $5.03.  The fair value of the option grant was estimated using the Black-Scholes option-pricing model based on a

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2012

risk-free interest rate of 2.04 percent, an expected life of seven years, an expected volatility of 53 percent and a dividend yield of 2.10 percent.  The stock options vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant. In order for the options to vest, the employee must be in the continuous employment of the Company since the date of the grant. Any portion of the grant that has not vested will be forfeited upon termination of employment. The Company may terminate any portion of the grant that has not vested upon an employee’s failure to comply with all conditions of the award or the Plan. Shares representing grants that have not yet vested will be held in escrow by the Company. An employee is not entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable.

On April 27, 2012 the Company issued to each of its non-employee directors 1,598 shares of its common stock from shares held in Treasury (an aggregate of 7,990 shares) in lieu of $20,000 of their annual cash retainer fees.

NOTE 5--INCOME TAXES

The Company did not have any unrecognized tax benefits accrued at June 30, 2012 and December 31, 2011. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal or state income tax examinations for years before 2008. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

NOTE 6--PAYMENT OF DIVIDENDS

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

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2012

NOTE 7--SEGMENT INFORMATION

	THREE MONTHS ENDED		SIX MONTHS ENDED
	Jun 30, 2012	Jul 2, 2011	Jun 30, 2012	Jul 2, 2011
Net sales
Metals Segment	$34,632,000	$30,519,000	$70,654,000	$61,937,000
Specialty Chemicals Segment	12,246,000	10,879,000	23,596,000	22,204,000
	$46,878,000	$41,398,000	$94,250,000	$84,141,000
Operating income
Metals Segment	$1,460,000	$2,523,000	$3,032,000	$6,478,000
Specialty Chemicals Segment	1,076,000	860,000	2,205,000	1,632,000
	2,536,000	3,383,000	5,237,000	8,110,000
Unallocated expenses
Corporate	848,000	713,000	1,580,000	1,477,000
Interest expense	46,000	27,000	92,000	56,000
Other income	-	-	(135,000)	-

Income before income taxes	$1,642,000	$2,643,000	$3,700,000	$6,577,000

NOTE 8--FAIR VALUE OF FINANCIAL INSTRUMENTS

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

•
Level 2 – Inputs other than quoted prices that are observable for assets and liabilities, either directly or indirectly.  These inputs include quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are less active.

•
Level 3 – Unobservable inputs that are supported by little or no market activity for assets or liabilities and includes certain pricing models, discounted cash flow methodologies and similar techniques.

As of June 30, 2012 and December 31, 2011, the carrying amount for cash and cash equivalents, accounts receivable, accounts payable and borrowings under the Company’s line of credit, which is based on a variable interest rate, approximates their fair value.

Cash surrender value of life insurance policies are classified as Level 2.  The fair value of the life insurance policies was determined by the underwriting insurance company’s valuation models and represents the guaranteed value the Company would receive upon surrender of these policies.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2012

The Company had no Level 3 financial instruments that are required to be measured at fair value on a nonrecurring basis.  There were no transfers of assets or liabilities between Level 1 and Level 2 in the six month period ended June 30, 2012 or year ended December 31, 2011.

NOTE 9--LEGAL CONTINGENCIES

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

NOTE 10--SUBSEQUENT EVENTS

Master Contract Manufacturing Agreement with Ashland, Inc.

On August 1, 2012, Manufacturers Chemicals, LLC (“MC”), a wholly owned subsidiary of the Company, entered into a Master Contract Manufacturing Agreement with Ashland, Inc. (“Ashland”) that sets forth the terms and conditions that will apply to any purchase order or work request that Ashland may submit to MC in connection with MC’s proposed manufacture of products and performance of other services related to the production of a line of defoamer products.

The initial term of the Agreement is for two years and includes a provision for automatic renewal of the Agreement for successive one year terms unless and until either party terminates the Agreement with not less than six months’ notice prior to the end of the initial term or the end of a renewal term.  Termination of the Agreement may also occur under the following circumstances: (1) if Ashland and MC do not agree on the cost sheets that are used for product pricing each quarter, either party may terminate the agreement upon 60 days’ notice; and (2) if either party fails to comply with a material provision of the Agreement and, after notice from the non-defaulting party, the defaulting party fails to cure the default within the time periods provided by the Agreement, the non-defaulting party may terminate the Agreement.

For any goods and services provided by MC to Ashland, pricing must be agreed upon quarterly, and will consist of the following: (a) a tolling charge for each product produced; (b) raw material cost plus an agreed upon up charge; (c) container costs; (d) packing charges; and (e) short-term warehousing charges.  A quarterly cost sheet will be prepared by MC not later than two weeks prior to the beginning of each quarter, at which time Ashland may accept or reject the proposed pricing.

Under the Agreement, MC will provide Ashland with a volume discount on tolling charges for defoamer products produced in excess of a combined volume of 22 million pounds annually.

The Agreement does not specify any minimum amount of product that Ashland must purchase, and permits Ashland to purchase the defoamer products from other third parties or to manufacture them itself.  The Agreement prohibits MC from producing competing products for itself or other third parties without Ashland’s consent.

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

Synalloy Corporation

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is managements’ discussion of certain significant factors that affected the Company during the three and six month periods ended June 30, 2012.

Consolidated sales for the second quarter of 2012 increased 13 percent to $46,878,000 compared to $41,399,000 for the same period one year ago.  The Company had net earnings of $1,090,000 or $0.17 per share for the second quarter of 2012 compared to $1,709,000 or $0.27 per share for the second quarter of 2011. For the first six months, net sales for 2012 were $94,250,000, up twelve percent compared to net sales of $84,141,000 for the first six months of 2011.  Net earnings were $2,427,000 or $0.38 per share for the first six months of 2012 compared to $4,209,000 or $0.66 per share for the same period of 2011. Inventory losses, resulting from declining nickel prices and increases in inventory reserves, for our Metals Segment had a negative impact on the Company’s reported earnings in this year’s second quarter and first six months, while inventory profits increased the Company’s reported earnings in the second quarter and first six months last year. The approximate effects of inventory losses on this year’s second quarter and first six months results were a reduction of reported earnings by $0.14 and $0.23 per share, respectively, while the approximate effects of inventory profits increased reported earnings per share for the same periods of the prior year by $0.03 and $0.06 per share, respectively.

Sales for the Metals Segment in the second quarter of 2012 totaled $34,632,000, an increase of 13 percent over the same quarter last year. Operating income was $1,460,000 and $2,523,000 for the second quarters of 2012 and 2011, respectively. The sales increase resulted from a 20 percent increase in unit volumes partially offset by a five percent decrease in average selling prices. The Segment experienced a favorable product mix for the second quarter with higher priced non-commodity unit volume increasing 30 percent while commodity unit volume increased 13 percent. The volume growth was due to continued strength in special alloys and non-commodity stainless steel pipe as projects and distributor restocking remain strong. After experiencing a decline in the first quarter of 2012, large diameter and project pipe orders and shipments increased during the second quarter of 2012. During the second quarter, large diameter pipe sales returned to 2011 levels. The Segment is also focusing on international sales efforts, which continue to show year over year sales growth.

Sales for the Metals Segment in the first six months of 2012 increased 14 percent to $70,654,000 and operating income of $3,032,000 was 53 percent lower compared to the same period of the prior year.  Similar to the second quarter, the sales increase for the first six months was comprised of a 20 percent increase in unit volumes and a five percent decrease in average selling price.

Operating income for the second quarter and first six months declined from the same period last year due to two factors:

a)
Declining nickel prices resulted in inventory losses in the second quarter and first six months of this year of approximately $1,302,000 and $2,210,000, respectively.  For the same periods last year, rising nickel prices produced inventory profits of $249,000 and $557,000, respectively.  The impact to reported earnings was a negative swing of approximately $0.17 per share for the second quarter 2012 and $0.29 for the first six months of 2012.

b)
In the second quarter and first six months of the prior year, operating income for the fabrication unit of our Metals Segment was favorably affected by higher unit selling prices associated with the completion of several large scale lump-sum jobs. The unit realized $926,000 and $4,119,000 of additional billings during the second quarter and first six months of 2011, respectively, from these completed jobs which added approximately $0.09 per share and $0.42 per share, respectively.

Synalloy Corporation

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Demand for manufactured pipe remains relatively strong, while the fabrication unit continues to deal with excess capacity in the industry which results in margin compression, which impacts our sales and profits.

Specialty Chemicals Segment

Sales for the Specialty Chemicals Segment in the second quarter of 2012 were $12,246,000, an increase of $1,367,000 or 13 percent from the second quarter of 2011.   Overall selling prices increased eight percent during the second quarter of 2012 compared to the same quarter of 2011 and pounds shipped were up five percent over that same period. Sales for the first six months of 2012 increased six percent from the same period of 2011, with selling prices increasing nine percent while pounds sold decreased three percent.

Operating income for the Specialty Chemicals Segment in the second quarter of 2012 was $1,076,000, up $216,000 or 25 percent from 2011 and was $2,205,000 for the first six months of 2012 compared to $1,632,000 for the same period of 2011, an increase of 35 percent. The increase in operating income resulted from the Segment increasing contract sales and textile / carpet sales.  The Segment is benefiting from a change in product mix to higher margin products and is focusing on controlling operating and support costs.

After approximately one year of product development, testing and production trials by the Specialty Chemicals Segment’s management team, the Segment was selected by a global chemical manufacturer to produce a line of defoamer products for applications in the water and paint industries.  Production began in late May and the ramp up is expected to be completed by the end of the third quarter.  Sales and operating income for the second quarter were favorably affected by this additional business. See Note 10 - Subsequent Events in the financial statements for additional details.

Consolidated selling, general and administrative expense increased $665,000 to $3,574,000 or eight percent of sales from $2,909,000 or seven percent of sales for the second quarter of 2012 compared to 2011, respectively. For the first six months of 2012 compared to the same period of 2011, these expenses increased $652,000 to $6,695,000 or seven percent of sales from $6,043,000 or seven percent of sales.  The three and six month comparisons reflect higher projected incentive based bonuses for key personnel, sales commissions, employee benefits and travel costs partially offset by lower bad debt expense.

Other income for the six months ended June 30, 2012 is comprised of life insurance proceeds received in excess of its cash surrender value for a former officer of the Company.

The Company’s cash balance was relatively unchanged during the second quarter of 2012, increasing from $110,000 at the end of 2011 to $122,000 as of June 30, 2012. As a result of the Specialty Chemicals Segment’s sales increasing 19 percent during the second quarter of 2012 compared with the fourth quarter 2011 and the Metals Segment’s sales increasing 16 percent for the same periods, net accounts receivable increased at June 30, 2012 by $2,951,000 from the prior year-end. Net inventories increased $3,890,000 as of the end of the second quarter 2012 compared to the end of the fourth quarter 2011 in support of projected sales increases for both segments.  Higher inventory purchases during the second quarter 2012 increased accounts payable by $3,006,000 at the end of the second quarter of 2012 compared to the prior year-end balance. Capital expenditures for the first six months of 2012 were $1,328,000 and the Company received life insurance proceeds of $734,000 for a former officer of the company. These items contributed to the Company having $8,864,000 of bank debt outstanding as of June 30, 2012, an increase of $213,000 from the year-end 2011 outstanding balance.

The Metals Segment’s business is highly dependent on its customers’ capital expenditures which have just begun to show improvement. Excess capacity in the fabrication units continues to present a difficult operating environment. Stainless steel surcharges, which affect our costs of raw materials and selling prices, continue to

Synalloy Corporation

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

decrease, however we have begun to see some stabilization of these prices. We believe we are the largest and most capable domestic producer of non-commodity stainless steel pipe and an effective producer of commodity stainless steel pipe which should serve us well in the long run. Our market position remains strong in thecommodity pipe market and we are experiencing an upswing in project and special alloy demand. We also continue to be optimistic about the fabrication business over the long term.  The sales team for fabricated products has been expanded and the current backlog remains satisfactory for scheduling and production control.  Approximately 81 percent of fabrication’s current backlog comes from paper and wastewater treatment projects. Total fabrication backlog was $20,027,000 at June 30, 2012, $22,743,000 at December 31, 2011 and $23,654,000 at July 2, 2011. We estimate that approximately 80 percent of the backlog should be completed over the next twelve months.

Specialty Chemicals Segment’s sales and profits should show significant improvement for the third and fourth quarters of 2012 as it ramps up to full production for the additional defoamer products.  The Company believes that the potential for this additional business will approximate $18 million in annual sales and increase throughput by 30 percent.  The Company also expects sales levels to continue to improve throughout the remainder of 2012 as the result of aggressive product pricing and increased growth in textile and contract sales.  Management expects operating margins to hold steady at current levels in spite of the anticipation of raw material price increases over the next quarter.

Synalloy Corporation
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Form 10-Q includes and incorporates by reference "forward-looking statements" within the meaning of the securities laws. All statements that are not historical facts are "forward-looking statements." The words "estimate," "project," "intend," "expect," "believe," " should," "anticipate," "hope", "optimistic", "plan," "outlook" and similar expressions identify forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions; the impact of competitive products and pricing; product demand and acceptance risks; raw material and other increased costs; raw materials availability; customer delays or difficulties in the production of products; environmental issues; unavailability of debt financing on acceptable terms and exposure to increased market interest rate risk; inability to comply with covenants and ratios required by our debt financing arrangements; ability to weather the current economic downturn; loss of consumer or investor confidence and other risks detailed from time-to-time in Synalloy's Securities and Exchange Commission filings. Synalloy Corporation assumes no obligation to update any forward-looking information included in this Form 10-Q.

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

Synalloy Corporation

PART II: OTHER INFORMATION

Item 1A.  Risk Factors

We have updated the risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended December 31, 2011.  Except for revisions to the risk factors below, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Cyber security risks and cyber incidents could adversely affect our business and disrupt operations.  Cyber incidents can result from deliberate attacks or unintentional events.  These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes for misappropriating assets or sensitive information, corrupting data, or causing operational disruption.  The result of these incidents could include, but are not limited to, disrupted operations, misstated financial data, liability for stolen assets or information, increased cyber security protection costs, litigation and reputational damage adversely affecting customer or investor confidence.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter ended June 30, 2012, the Registrant issued shares of common stock to the following class of persons upon the issuance of shares in lieu of cash for services rendered. Issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering.

		Number of Shares
Date Issued	Class of Purchasers	Issued	Consideration
4/27/2012	Non-Employee Directors(1)	7,990	Director Services

(1)
Each non-employee director was given the opportunity and has elected to receive $20,000 of the retainer in restricted stock for 2012-13 year which equals 1,598 shares per director for a total of 7,990 shares. The number of restricted shares issued is determined by the average of the high and low stock priced on the day prior to the Annual Meeting of Shareholders. The shares granted to the non-employee directors are not registered under the Securities Act of 1933 and are subject to forfeiture in whole or in part upon the occurrence of certain events. The number of shares in the above chart represents the aggregate number of shares directors are entitled to receive at the end of the Company’s second quarter and is prorated based on the number of regular quarterly board meetings attended during each director’s elected term.

Synalloy Corporation

Item 6.		Exhibits
The following exhibits are included herein:
	31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
	31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer and Principal Accounting Officer
	32	Certifications Pursuant to 18 U.S.C. Section 1350
	101.INS*	XBRL Instance Document
	101.SCH*	XBRL Taxonomy Extension Schema
	101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
	101.LAB*	XBRL Taxonomy Extension Label Linkbase
	101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
	101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed "furnished" and not "filed."

Synalloy Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNALLOY CORPORATION
(Registrant)

Date: August 9, 2012	By:	/s/ Craig C. Bram
Craig C. Bram
President and Chief Executive Officer

Date: August 9, 2012	By:	/s/ Richard D. Sieradzki
Richard D. Sieradzki
Chief Financial Officer and Principal Accounting Officer