Form 10-Q
period 2012-09-29
SYNALLOY CORP
filed 2012-11-08
CIK 95953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2012

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
Yes  (  )    No  (X)

The number of shares outstanding of the registrant's common stock as of November 8, 2012 was 6,352,733.

Synalloy Corporation

Index

 PART I.                      FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Condensed consolidated balance sheets – September 29, 2012 and December 31, 2011
Condensed consolidated statements of operations – Three and nine months ended September 29, 2012 and October 1, 2011
Condensed consolidated statements of cash flows - Nine months ended September 29, 2012 and October 1, 2011
Notes to condensed consolidated financial statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II.                      OTHER INFORMATION

Item 1A.	Risk Factors
Item 6.	Exhibits
Signatures and Certifications

PART I
Item 1. FINANCIAL STATEMENTS
Synalloy Corporation
Condensed Consolidated Balance Sheets	(Unaudited)
	Sep 29, 2012	Dec 31, 2011
Assets
Current assets
Cash and cash equivalents	$5,588	$110,138
Accounts receivable, less allowance
for doubtful accounts	36,215,132	26,582,279
Inventories, net	51,878,470	43,062,738
Deferred income taxes	2,565,077	2,632,145
Prepaid expenses and other current assets	3,262,230	2,250,735
Total current assets	93,926,497	74,638,035

Cash value of life insurance	2,573,660	3,092,430
Property, plant & equipment, net of accumulated
depreciation of $40,468,802 and $39,833,076	26,527,533	18,713,524
Goodwill	24,494,854	2,354,730
Deferred charges, net and other non-current assets	200,691	117,645
Total assets	$147,723,235	$98,916,364

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$2,274,000	$-
Accounts payable	10,465,502	13,043,153
Advances from customers	1,733,093	1,146,559
Accrued expenses	8,392,766	3,966,103
Current portion of environmental reserves	162,050	138,000
Current portion of contingent consideration	2,500,000	-
Total current liabilities	25,527,411	18,293,815

Long-term debt	39,911,517	8,650,431
Environmental reserves	502,000	502,000
Deferred compensation	288,638	293,555
Deferred income taxes	3,657,884	2,557,662
Long-term portion of contingent consideration	5,652,031	-

Shareholders' equity
Common stock, par value $1 per share – authorized
12,000,000 shares; issued 8,000,000 shares	8,000,000	8,000,000
Capital in excess of par value	1,280,735	1,153,889
Retained earnings	77,468,168	74,198,151
Less cost of common stock in treasury:
1,655,067 and 1,674,156 shares	(14,565,149)	(14,733,139)
Total shareholders' equity	72,183,754	68,618,901
Commitments and Contingencies – See Note 11
Total liabilities and shareholders' equity	$147,723,235	$98,916,364
Note: The balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date.
See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended		Nine Months Ended
	Sep 29, 2012	Oct 1, 2011	Sep 29, 2012	Oct 1, 2011

Net sales	$50,270,629	$46,193,059	$144,520,839	$130,334,163

Cost of goods sold	44,587,646	42,563,266	128,485,465	114,027,261

Gross profit	5,682,983	3,629,793	16,035,374	16,306,902

Selling and administrative expense	3,581,497	2,702,843	10,247,648	8,746,229

Operating income	2,101,486	926,950	5,787,726	7,560,673

Other (income) and expense
Interest expense	159,686	36,646	251,709	93,037
Acquisition related costs	599,850	-	628,759	-
Change in fair value of interest
rate swap	175,780	-	175,780	-
Other, net	(391)	(335)	(135,539)	(365)

Income before income taxes	1,166,561	890,639	4,867,017	7,468,001

Provision for income taxes	324,000	320,000	1,597,000	2,688,000

Net income	$842,561	$570,639	$3,270,017	$4,780,001

Net income per common share:
Basic	$0.13	$0.09	$0.52	$0.76
Diluted	$0.13	$0.09	$0.51	$0.75

Weighted average shares outstanding:
Basic	6,344,933	6,325,295	6,338,756	6,310,609
Dilutive effect from stock
options and grants	52,817	44,600	52,322	48,285
Diluted	6,397,750	6,369,895	6,391,078	6,358,894

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)	Nine Months Ended,
	Sep 29, 2012	Oct 1, 2011
Operating activities
Net income	$3,270,017	$4,780,001
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation expense	2,148,879	2,289,789
Amortization of deferred charges	21,454	20,685
Deferred income taxes	67,068	62,072
(Reduction of) provision for reserve for losses on accounts receivable	(87,450)	246,293
Provision for losses on inventory	544,802	1,259,000
Gain on sale of property, plant and equipment	(12,347)	(37,025)
Cash value of life insurance	(215,436)	(54,001)
Environmental reserves	24,050	(202,667)
Issuance of treasury stock for director fees	99,995	78,704
Employee stock option and stock grant compensation	239,917	199,866
Changes in operating assets and liabilities:
Accounts receivable	(3,755,657)	(8,884,756)
Inventories	(3,821,881)	(11,706,393)
Other assets and liabilities	(134,803)	(112,967)
Accounts payable	(4,210,118)	3,436,697
Accrued expenses	1,759,841	1,875,991
Income taxes payable	(145,351)	(154,970)
Net cash used in operating activities	(4,207,020)	(6,903,681)

Investing activities
Purchases of property, plant and equipment	(2,568,479)	(1,985,046)
Proceeds from sale of property, plant and equipment	77,500	49,301
Proceeds from life insurance	734,206	-
Cash paid for Palmer of Texas acquisition, net	(27,609,412)	-
Net cash used in investing activities	(29,366,185)	(1,935,745)

Financing activities
Net borrowings from long-term debt	33,468,655	8,688,180
Proceeds from exercised stock options	-	161,903
Net cash provided by financing activities	33,468,655	8,850,083

(Decrease) increase in cash and cash equivalents	(104,550)	10,657
Cash and cash equivalents at beginning of period	110,138	108,902

Cash and cash equivalents at end of period	$5,588	$119,559

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 29, 2012

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Synalloy Corporation and subsidiaries (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included as required by Regulation S-X, Rule 10-01. Operating results for the nine-month period ended September 29, 2012, are not necessarily indicative of the results that may be expected for the year ending December 29, 2012. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the period ended December 31, 2011.

NOTE 2--RECENTLY ADOPTED ACCOUNTING STANDARDS

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The Company adopted the provisions of this ASU in the first quarter of 2012 and it did not have a material impact on its condensed consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, "Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, which modifies the impairment test for goodwill. Under the new guidance, an entity is permitted to make a qualitative assessment of whether it is more likely than not that the reporting unit’s fair value is less than the carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. The Company adopted the provisions of this ASU in the first quarter of 2012 and it did not have a material impact on its condensed consolidated financial statements.

NOTE 3--INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.  The components of inventories, net are as follows:

	Sep 29, 2012	Dec 31, 2011
Raw Materials	$15,816,898	$10,120,408
Work-in-process	16,325,977	12,632,301
Finished goods	19,735,595	20,310,029
	$51,878,470	$43,062,738

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 29, 2012

NOTE 4--STOCK OPTIONS AND EMPLOYEE STOCK GRANTS

On February 9, 2012, the Compensation & Long-Term Incentive Committee of the Board of Directors of the Company approved stock option grants under the Company’s 2011 Plan.  A total of 36,740 options, with an exercise price of $11.35 per share, were granted under the Plan to certain management employees of the Company. The exercise price was determined using the average of the high and low stock price on the day prior to the grant date. The per share weighted-average fair value of the stock options granted during 2012 was $5.03. The fair value of the option grant was estimated using the Black-Scholes option-pricing model based on a risk-free interest rate of 2.04 percent, an expected life of seven years, an expected volatility of 53 percent and a dividend yield of 2.10 percent.

On August 21, 2012, a total of 75,000 options, with an exercise price of $12.73, were granted to the President of Palmer of Texas (“Palmer”) pursuant to the Stock Purchase Agreement discussed in Note 9.  The exercise price was determined using the average of the high and low stock price on the day prior to the grant date. The per share weighted-average fair value of the stock options granted was $5.44.  The fair value of the option grant was estimated using the Black-Scholes option-pricing model based on a risk-free interest rate of 1.80 percent, an expected life of seven years, an expected volatility of 51 percent and a dividend yield of 1.80 percent.

All stock options vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant. In order for the options to vest, the employee must be in the continuous employment of the Company since the date of the grant.

On April 27, 2012 the Company issued to each of its non-employee directors 1,598 shares of its common stock from shares held in Treasury (an aggregate of 7,990 shares) in lieu of $20,000 of their annual cash retainer fees.

NOTE 5--INCOME TAXES

The Company did not have any unrecognized tax benefits accrued at September 29, 2012 and December 31, 2011. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal or state income tax examinations for years before 2008. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 29, 2012

NOTE 7--SEGMENT INFORMATION

	THREE MONTHS ENDED		NINE MONTHS ENDED
	Sep 29, 2012	Oct 1, 2011	Sep 29, 2012	Oct 1, 2011
Net sales
Metals Segment	$35,580,000	$35,817,000	$106,234,000	$97,753,000
Specialty Chemicals Segment	14,691,000	10,376,000	38,287,000	32,581,000
	$50,271,000	$46,193,000	$144,521,000	$130,334,000
Operating income
Metals Segment	$1,282,000	$912,000	$4,314,000	$7,390,000
Specialty Chemicals Segment	1,536,000	686,000	3,741,000	2,318,000
	2,818,000	1,598,000	8,055,000	9,708,000
Unallocated expenses
Corporate	716,000	671,000	2,267,000	2,147,000
Acquisition related costs	600,000	-	629,000	-
Interest and debt expense	159,000	36,000	251,000	93,000
Change in fair value of interest rate swap	176,000	-	176,000	-
Other income	-	-	(135,000)	-

Income before income taxes	$1,167,000	891,000	4,867,000	7,468,000

 Identifiable assets:
	Sep 29, 2012	Dec 31, 2011

Metals Segment	$119,064,000	$72,722,000
Specialty Chemicals Segment	22,535,000	18,465,000
Corporate	6,124,000	7,729,000

	$147,723,000	$98,916,000

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

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 29, 2012

•
Level 3 – Unobservable inputs that are supported by little or no market activity for assets or liabilities and includes certain pricing models, discounted cash flow methodologies and similar techniques.

As of September 29, 2012 and December 31, 2011, the carrying amount for cash and cash equivalents, accounts receivable, accounts payable and borrowings under the Company’s line of credit and term loan, which are based on variable interest rates, approximates their fair value.

Cash surrender value of life insurance policies and the interest rate swap discussed in Note 10 are classified as Level 2 financial instruments.  The fair value of the life insurance policies was determined by the underwriting insurance company’s valuation models and represents the guaranteed value the Company would receive upon surrender of these policies.  The interest rate swap was priced using discounted cash flow techniques which are corroborated by using non-binding market prices.  Significant inputs to the discounted cash flow model include projected future cash flows based on projected one-month LIBOR, and the average margin for companies with similar credit ratings and similar maturities.  These are classified as Level 2 as they are not actively traded and are valued using pricing models that use observable market inputs.

The contingent consideration (“earn-out”) payments, discussed below in Note 9, are classified as Level 3.  The amount of the total earn-out liability to the prior owners was determined using management’s best estimate of earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the three-year earn-out period which will determine the amount of the ultimate payment to be made.  Factors, such as volume increases, selling price increases and inflation were used to develop a base projection. The Company believes additional costs will be required to improve employee turnover, safety, internal controls, etc.  These estimated costs were deducted in order to determine projected EBITDA.  The Company’s current cost of borrowing was used to determine the present value of these expected payments.  Each quarter-end, the Company will re-evaluate their assumptions and adjust to the estimated present value of the expected payments to be made.

There were no transfers of assets or liabilities between Level 1 and Level 2 in the nine month period ended September 29, 2012 or year ended December 31, 2011.

NOTE 9—ACQUISITION

On August 21, 2012, the Company completed the purchase of all of the outstanding shares of capital stock of Lee-Var, Inc., a Texas corporation doing business as Palmer of Texas (“Palmer”).  Palmer is a manufacturer of liquid storage solutions and separation equipment for the petroleum, municipal water, wastewater, chemical and food industries.

The purchase price for the acquisition was $25,575,000.  The preliminary adjustment for working capital at closing increased the purchase price to $28,054,000.  The closing price will be further adjusted after closing based on actual working capital levels.  In addition, the amount of maintenance capital expenditures over the 18-month period following closing and the final cost of a production expansion capital project currently underway could also result in purchase price adjustments. Currently, the Company does not expect to realize any material purchase price adjustments from these two items.  The sellers will also have the ability to receive earn-out payments ranging from $2,500,000 to $10,500,000 if the business unit achieves targeted levels of EBITDA over a three year period following closing; and the Company will have the ability to claw-back portions of the purchase price over a two- year period following closing if EBITDA falls below baseline levels.  Palmer had recorded liabilities of approximately $1,200,000 related to certain contingencies for which the Palmer shareholders have agreed to indemnify the Company.  Accordingly, the Company has carried over these liabilities in its consolidated

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 29, 2012

financial statements and has recorded an asset of approximately $1,200,000 reflecting the indemnification against these potential payments.

At the end of each year for the next three years, if EBITDA for the year is below $5,825,000, there will not be an earn-out paid for that year.  If EBITDA for the year is greater than $5,825,000 but less than $6,825,000, the sellers will be paid $2,500,000.  If EBITDA exceeds $6,825,000 for the year, the earn-out would be $3,500,000.  At the conclusion of the three-year earn-out period, in the event that the cumulative adjusted EBITDA for the earn-out period is more than $17,475,000, the sellers will receive an additional earn-out payment, if any, as follows.  In the event that the cumulative EBITDA for the earn-out period is greater than $17,475,000 but less than $20,475,000, the Company will make an additional earn-out payment so that the total cumulative earn-out payments for the three-year earn-out period equals $7,500,000.  If the cumulative EBITDA exceeds $20,475,000, the Company will make an additional earn-out payment so that the total cumulative earn-out payments for the three-year period equals $10,500,000.  The Company is currently forecasting earn out payments totaling $8,500,000, which was discounted to a present value of $8,152,000 using our incremental borrowing rate of 2%.  $2,500,000 of this liability was classified as a current liability since the first payment is expected to be made within the next year.

Pursuant to the Stock Purchase Agreement, the Company has entered into a three-year employment agreement with the current President of Palmer and a one-year employment agreement with the current Controller of Palmer.

The purchase price for the Palmer acquisition was funded through an increase in the Company’s current credit facility and a new term loan with the Company’s bank which is discussed below in Note 10.

A summary of sources and uses of proceeds for the Palmer acquisition is as follows:

Sources of funds:
Proceeds of revolving loan	$6,591,597
Proceeds of term loan	22,500,000
Total sources of funds	$29,091,597

Uses of funds:
Acquisition of Palmer	$25,575,000
Cash paid at closing for preliminary
working capital adjustment	2,479,467
Cash paid to escrow agent for the retention
of and the termination of the employment
agreement for the Controller	450,000
Cash paid for portion of sellers investment banker	500,000

Other transaction costs	87,130
Total uses of funds	$29,091,597

The total consideration transferred was allocated to Palmer’s net tangible and identifiable assets based on their fair value as of August 21, 2012.  The excess of the consideration transferred over the net tangible and identifiable

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 29, 2012

assets is reflected as goodwill.  Since the Company purchased the stock of Palmer, goodwill is not deductible for tax purposes. The Company is currently in the process of identifying and valuing any and all intangible assets that are associated with the acquisition.  Once this process is complete, the intangible asset will be recorded and goodwill reduced accordingly. The preliminary allocation of the total consideration to the fair value of the assets acquired and liabilities assumed as of August 21, 2012 is as follows:

		Purchase accounting
	As recorded by	and fair value	As recorded by
	Palmer	adjustments	Synalloy
Cash and cash equivalents	$1,389,054	$-	$1,389,054
Accounts receivable, net	5,789,745	-	5,789,745
Inventories, net	5,538,652	-	5,538,652
Prepaid expenses	75,804	1,536,000	1,611,804
Net fixed assets	4,799,692	2,659,870	7,459,562
Goodwill	-	22,288,126	22,288,126
Contingent consideration	-	(8,152,031)	(8,152,031)
Other liabilities assumed	(6,833,315)	-	(6,833,315)
	$10,759,632	$18,331,965	$29,091,597

The purchase accounting and fair value adjustment for prepaid expenses represents the indemnification provided by the sellers for certain liabilities assumed at acquisition, as mentioned earlier in this note, plus the indemnification of the Controller’s retention bonus.  The adjustment for net fixed assets increases the book value of the property, plant and equipment to their estimated fair value as of the acquisition date.  Contingent consideration is the present value of projected earn-out payments to the prior owners of Palmer.

The amount of Palmer’s revenues and pre-tax earnings included in the Condensed Consolidated Statements of Operations for the three and nine months ended September 29, 2012 were $4,297,000 and $878,000, respectively. The following unaudited pro forma information is provided to present a summary of the combined results of the Company’s operations with Palmer as if the acquisition had occurred on January 1, 2011.  The unaudited pro forma financial information is for information purposes only and is not necessarily indicative of what the results would have been had the acquisition been completed on the date indicated above.

	Three Months Ended		Nine Months Ended
	Sep 29, 2012	Oct 1, 2011	Sep 29, 2012	Oct 1, 2011

Pro forma revenues	$55,336,000	$56,147,000	$167,817,000	$155,147,000
Pro forma net income	1,234,000	428,000	4,503,000	6,132,000
Earnings per share:
Basic	0.19	0.07	0.71	0.97
Diluted	0.19	0.07	0.70	0.96

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 29, 2012

NOTE 10--FINANCING ARRANGEMENT

In connection with the Palmer acquisition discussed in Note 9, on August 21, 2012, the Company entered into a Credit Agreement with its current bank (the “Credit Agreement”) to increase the limit of its existing line of credit facility by $5,000,000 to a maximum of $25,000,000, and extended the maturity date to August 21, 2015.  Interest on the Credit Agreement continues to be calculated using the One Month LIBOR (as defined in the Credit Agreement), plus a pre-defined spread, based on the Company’s Total Funded Debt to EBITDA ratio (as defined in the Credit Agreement). Borrowings under the line of credit are limited to an amount equal to a borrowing base calculation that includes eligible accounts receivable, inventories and other non-capital assets.

The Credit Agreement also provided for a ten-year term loan in the amount of $22,500,000 that requires equal monthly payments of $187,500 plus interest.  The interest rate on the term loan is LIBOR plus 2.25 percent.

Pursuant to the Credit Agreement, the Company was required to pledge all of its tangible and intangible properties, including the acquired shares of Palmer.  Covenants under the Credit Agreement include maintaining a certain Funded Debt to EBITDA ratio, a minimum tangible net worth, and total liabilities to tangible net worth ratio. The Company will also be limited to a maximum amount of capital expenditures per year, which is in line with the Company’s currently projected needs.  Management does not believe that these covenants and restrictions will have an adverse effect on its operations and the Company is in compliance with all covenants at September 29, 2012.

In conjunction with the new term loan, to mitigate the variability of the interest rate risk, the Company entered into an interest rate swap contract on August 21, 2012 with its current bank (the “interest rate swap”). The interest rate swap is for an initial notional amount of $22,500,000 with a fixed interest rate of 3.74 percent, and runs for ten years to August 21, 2022, which equates to the date of the term loan. The notional amount of the interest rate swap decreases as monthly principal payments are made. Although the swap is expected to effectively offset variable interest in the borrowing, hedge accounting will not be utilized. Therefore, changes in its fair value are being recorded in current assets or liabilities, as appropriate, with corresponding offsetting entries to other income (expense).

NOTE 11 --LEGAL CONTINGENCIES

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

NOTE 12 --SUBSEQUENT EVENTS

On October 22, 2012, the Company modified is current Credit Agreement with its current bank (the “Credit Agreement”) to increase the limit of its existing line of credit facility by $5,000,000 to a maximum of $30,000,000. The increase will be in effect for one year and the maximum line of credit availability will revert back to $25,000,000 on October 22, 2013.  None of the other provisions of the credit agreement were changed as a result of this modification.  The Company will use the additional line to purchase inventory for the Nuclear Facility project that was announced on August 22, 2012.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 29, 2012

The Company performs an evaluation of events that occur after the balance sheet date but before its financial statements are issued for potential recognition or disclosure of such events in its financial statements. The Company evaluated subsequent events through the date that the financial statements were issued.

Synalloy Corporation

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is managements’ discussion of certain significant factors that affected the Company during the three and nine month periods ended September 29, 2012.

Consolidated sales for the third quarter of 2012 increased nine percent to $50,271,000 compared to $46,193,000 for the same period one year ago.  The Company had net earnings of $843,000 or $0.13 per share for the third quarter of 2012 compared to $571,000 or $0.09 per share for the third quarter of 2011. For the first nine months, net sales for 2012 were $144,521,000, up eleven percent compared to net sales of $130,334,000 for the first nine months of 2011.  Net earnings were $3,270,000 or $0.51 per share for the first nine months of 2012 compared to $4,780,000 or $0.75 per share for the same period of 2011. Inventory losses in our Metals Segment had a larger negative impact on the Company’s reported earnings in this year’s third quarter and first nine months compared to the same periods of the prior year. The approximate effect of inventory losses on this year’s third quarter and first nine months results was a reduction of reported earnings by $0.15 and $0.37 per share, respectively, while reducing reported earnings per share for the same periods of the prior year by $0.13 and $0.08 per share, respectively.  In addition, the Company recorded $600,000 of acquisition costs associated with our acquisition of Palmer of Texas (“Palmer”) in the third quarter of 2012.  The acquisition costs reduced earnings per share for the third quarter and first nine months of 2012 by $0.07.

Metals Segment

Sales in the third quarter of 2012 totaled $35,580,000, a decrease of one percent from the same quarter last year. Operating income was $1,282,000 and $912,000 for the third quarters of 2012 and 2011, respectively. Excluding Palmer results, sales for the third quarter of 2012 would have been 13 percent lower than the prior year. The sales decrease resulted from a 15 percent decrease in average selling prices partially offset by a two percent increase in unit volumes. In the third quarter, the Segment experienced non-commodity unit volumes increasing nine percent while commodity unit volume decreased two percent. Selling prices for both commodity and non-commodity prices decreased approximately 16 percent from the prior year.  Average raw material surcharges, which result from fluctuating nickel prices, were $0.37 per pound lower for the third quarter of 2012 as compared to 2011.  As surcharges decrease, selling prices decrease and customers delay their purchases as long as possible. The Segment is focusing on international sales efforts, which continue to show year-over-year sales growth. Operating income increased due to the addition of Palmer plus selling an increased percentage of higher-priced, higher margin special alloys in the third quarter of 2012 as compared to 2011.

Sales for the first nine months of 2012 increased nine percent to $106,234,000 and operating income of $4,314,000 was 42 percent lower compared to the same period of the prior year.  Similar to the third quarter, the sales increase for the first nine months was comprised of the addition of Palmer for six weeks in 2012, plus a 13 percent increase in unit volumes partially offset by an eight percent decrease in average selling prices.

Operating income for the third quarter and first nine months of 2012 and 2011 was impacted by the following three factors:

a)
Declining nickel prices resulted in inventory losses in the third quarter and first nine months of this year of approximately $1,286,000 and $3,495,000, respectively.  For the same periods last year, fluctuating nickel prices produced inventory losses of $1,323,000 and $766,000, respectively.  The impact to reported earnings was a negative swing of approximately $0.02 per share for the third quarter 2012 and $0.29 for the first nine months of 2012.

Synalloy Corporation

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

b)
In the third quarter and first nine months of the prior year, operating income for the fabrication unit of our Metals Segment was favorably affected by higher unit selling prices associated with the completion of several large scale lump-sum jobs. The unit realized $405,000 and $4,524,000 of additional billings during the third quarter and first nine months of 2011, respectively, from these completed jobs which added approximately $0.04 per share and $0.46 per share, respectively.

c)
In the third quarter of 2011, the Company experienced a favorable adjustment as repair parts and manufacturing supplies previously expensed were inventoried and reflected as a prepaid asset in the October 1, 2011 Balance Sheet.  These costs were expensed in subsequent periods as they were used in the production process.  This adjustment increased earnings per share by $0.04 for the third quarter and first nine months of the prior year.

Demand for manufactured pipe remains relatively strong, while the fabrication unit continues to deal with excess capacity in the industry which results in margin compression and impacts our sales and profits.

On August 21, 2012, the Company acquired all of the outstanding stock of Palmer, a leading manufacturer of liquid storage solutions and separation equipment for the petroleum, municipal water, wastewater, chemical and food industries.  In recent years, Palmer’s business has been focused on providing fiberglass (FRP) and steel tanks to the oil industry.  Their primary facility in Andrews, Texas, is strategically located in the heart of the Permian Basin of west Texas and also serves other liquid rich shale areas including the Anadarko Basin, Eagle Ford Shale and the Barnett Shale. With approximately 130 employees, Palmer generated $36 million in revenues for the trailing twelve months ended July 31, 2012.

The Company paid approximately $28,998,000 for this acquisition.  This amount is higher than the amount of cash paid to the owners, as discussed in Note 9, due to the inclusion of approximately $950,000 of capitalizable closing costs in the determination of the overall cost of the Palmer acquisition. The prior shareholders of Palmer have the ability to receive earn-out payments ranging from $2,500,000 to $10,500,000 if the business unit achieves targeted levels of EBITDA over a three year period following closing; the Company will have the ability to claw-back portions of the purchase price over a two year period following closing if EBITDA falls below baseline levels.  The Company funded the purchase price through an increase in its existing credit facility and new long-term debt in the amount of $22.5 million.  The transaction is expected to be immediately accretive to Synalloy’s earnings.  At Palmer’s current level of revenues, Synalloy is projecting a contribution of approximately $0.30 per share to its annual earnings.  The operating results of Palmer are included in the Metals Segment.

Specialty Chemicals Segment

Sales for the Specialty Chemicals Segment in the third quarter of 2012 were $14,691,000, an increase of $4,315,000 or 42 percent from the third quarter of 2011.   Overall selling prices decreased five percent during the third quarter of 2012 compared to the same quarter of 2011 and pounds shipped were up 49 percent over that same period. Sales for the first nine months of 2012 increased 18 percent from the same period of 2011, with selling prices and pounds sold increasing five percent and 13 percent respectively.

Operating income for the third quarter of 2012 was $1,536,000, up $850,000 or 124 percent from 2011 and was $3,741,000 for the first nine months of 2012 compared to $2,318,000 for the same period of 2011, an increase of 61 percent. Sales and operating income for the third quarter and first nine months were favorably affected by additional defoamer production for a global chemical manufacturer which began in late May 2012 and reached targeted production levels during the third quarter of 2012. The increase in operating income also resulted from the Segment increasing contract sales and strengthening textile/carpet sales.  The Segment continues to change its product mix to higher priced/higher margin products and focus on controlling operating and support costs.

Synalloy Corporation

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated selling, general and administrative expense increased $878,000 to $3,581,000 or seven percent of   sales from $2,703,000 or six percent of sales for the third quarter of 2012 compared to 2011, respectively. For the first nine months of 2012 compared to the same period of 2011, these expenses increased $1,502,000 to $10,248,000 or seven percent of sales from $8,746,000 or seven percent of sales.  Higher projected incentive based bonuses for key personnel, sales commissions, employee benefits and travel costs were partially offset by lower bad debt expense.

During the third quarter and first nine months of 2012, there were $600,000 and $629,000, respectively, of acquisition related costs associated with the Palmer acquisition. The Company estimates that approximately $250,000 of additional Palmer acquisition costs will be incurred during the fourth quarter of 2012.

Other income for the nine months ended September 29, 2012 is comprised of life insurance proceeds received in excess of its cash surrender value for a former officer of the Company.

During the first nine months of 2012, the Company’s cash balance decreased from $110,000 at the end of 2011 to $6,000 as of September 29, 2012.  On August 21, 2012, the Company acquired the stock of Palmer for $28,998,000. As a result of the Specialty Chemicals Segment’s sales increasing 43 percent during the third quarter of 2012 compared to the fourth quarter 2011 and the Metals Segment’s sales increasing 19 percent for the same periods, net accounts receivable increased at September 29, 2012 by $3,863,000 from the prior year end, after reducing the third quarter 2012 amount by the initial Palmer accounts receivable balance. Net inventories, excluding the initial Palmer inventory, increased $3,277,000 as of the end of the third quarter 2012 compared to the end of the fourth quarter 2011 in support of projected sales increases for both segments.  The Company also used cash during the first nine months of 2012 as accounts payable decreased $4,210,000 as of the end of the third quarter of 2012, excluding Palmer’s initial accounts payable balance. Capital expenditures for the first nine months of 2012 were $2,568,000 and the Company received life insurance proceeds of $734,000 for a former officer of the Company. These items contributed to the Company having $42,186,000 of bank debt outstanding as of September 29, 2012.

On August 21, 2012, the Company entered into a Credit Agreement with its current bank to increase the limit of its line of credit by $5,000,000 to a maximum of $25,000,000 and extended the maturity date to August 21, 2015.  Interest on the Credit Agreement continues to be calculated using the One Month LIBOR, plus a pre-defined spread, based upon the Company’s Total Funded Debt to EBITDA ratio. Borrowings under the line of credit are limited to an amount equal to a borrowing base calculation that includes eligible accounts receivable, inventories and other non-capital assets.

The Credit Agreement also included a ten-year term loan for $22,500,000 that requires equal monthly payments of $187,500 plus interest.  The interest rate on the term loan is LIBOR plus 2.25 percent.

The credit facility required mortgages on all real estate assets of the Company and perfected liens on all other capital assets.  Covenants under the debt agreement include maintaining a certain Funded Debt to EBITDA ratio, a minimum tangible net worth, and total liabilities to tangible net worth ratio. The Company will also be limited to a maximum amount of capital expenditures per year, which is in line with the Company’s currently projected needs.  Management does not believe that these covenants and restrictions will have an adverse effect on its operations and the Company is in compliance with all covenants at September 29, 2012.

In conjunction with the new term loan, to mitigate the variability of the interest rate risk, the Company entered into a derivative/swap contract on August 21, 2012 with the Company’s current bank (an “interest rate swap”). The interest rate swap is for an initial notional amount of $22,500,000 with a fixed interest rate of 3.74 percent, and runs for ten years to August 21, 2022, which equates to the date of the term loan. The notional amount of the

Synalloy Corporation

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

interest rate swap decreases as monthly principle payments are made. Although the swap is expected to effectively offset variable interest in the borrowing, hedge accounting will not be utilized. Therefore, changes in its fair value are being recorded in current assets or liabilities, as appropriate, with corresponding offsetting entries to other income (expense), which will be separately disclosed in the Company’s financial statements.

We have updated the contractual obligations and other commitments since those presented in our Annual Report on Form 10-K, Part II, Item 7, for the fiscal year ended December 31, 2011. Contractual obligations for operating leases, purchase obligations and deferred compensation did not change from what was previously reported.

		Payment obligations
		3 months	For the year ended
	Total	2012	2013	2014	2015	2016	2017	Thereafter
Line of credit	$19,623,068	$-	$-	$-	$19,623,068	$-	$-	$-
Term loan (1)	22,500,000	750,000	2,250,000	2,250,000	2,250,000	2,250,000	2,250,000	10,500,000
Vehicle loan	62,450	6,117	24,468	24,468	7,397	-	-	-
Interest:
Line of credit	928,549	84,414	337,654	337,654	168,827	-	-	-
Term loan	4,147,894	206,869	771,375	687,225	603,075	518,925	434,775	925,650
Contingent
consideration	8,500,000	-	2,500,000	2,500,000	3,500,000	-	-	-

(1) Four payments are included in the fourth quarter 2012. The first payment which was due on 9/21/12 was not applied until October 2012.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Form 10-Q includes and incorporates by reference "forward-looking statements" within the meaning of the securities laws. All statements that are not historical facts are "forward-looking statements." The words "estimate," "project," "intend," "expect," "believe," " should," "anticipate," "hope", "optimistic", "plan," "outlook" and similar expressions identify forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. In conjunction with our Palmer acquisition, our expectations for future sales and profits which were included in our financial projections were our best estimates at the time and actual results could be significantly different. Readers are cautioned not to place undue reliance on these forward-looking statements. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions; the impact of competitive products and pricing; product demand and acceptance risks; raw material and other increased costs; raw materials availability; customer delays or difficulties in the production of products; new fracking regulations; a prolonged decrease in oil prices; unforeseen delays in completing the integration of Palmer; risks associated with other acquisitions and expansion activities; environmental issues; unavailability of debt financing on acceptable terms and exposure to increased market interest rate risk; inability to comply with covenants and ratios required by our debt financing arrangements; ability to weather the current economic downturn; loss of consumer or investor confidence and other risks detailed from time-to-time in Synalloy's Securities and Exchange Commission filings. Synalloy Corporation assumes no obligation to update any forward-looking information included in this Form 10-Q.

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

Synalloy Corporation

Item 4. Controls and Procedures

Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the period covered by this quarterly report, were effective.  The Company is currently evaluating and documenting the internal control over financial reporting at Palmer and will include them in their internal control testing in 2013.

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

Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing, as well as governmental reviews of such activities could result in delays or eliminate new wells from being started, thus reducing the demand for our fiberglass and steel storage tanks. Hydraulic fracturing (“fracking”) is currently an essential and common practice to extract oil from dense subsurface rock formations and this lower cost extraction method is a significant driving force behind the recent surge of oil exploration and drilling in several locations in the United States. However, the Environmental Protection Agency, Congress and state legislatures have considered adopting legislation to provide additional regulations and disclosures surrounding this process.  In the event that new legal restrictions surrounding the fracking process are adopted in the areas that our customers operate in, we may see a dramatic decrease in tank revenues, which would have a material adverse effect on our business and results of operations.

Oil prices are extremely volatile.  A substantial or extended decline in the price of oil could adversely affect our financial condition and results of operations. Prices for oil can fluctuate widely.  Palmer’s revenues are highly dependent on our customers adding oil well drilling and pumping locations.  Should oil prices decline whereby drilling becomes unprofitable for our customers, they will cap many of their current wells and cease expansion.  This will decrease the demand for our tanks.

Our results of operations could be adversely affected by goodwill impairments. As a result of our acquisitions, we have approximately $24.5 million of goodwill on our Consolidated Balance Sheet.  Goodwill must be tested at least annually for impairment, and more frequently when circumstances indicate likely impairment.  Goodwill is considered impaired to the extent that its carrying amount exceeds its implied fair value. An impairment of goodwill could have a substantial negative effect on our profitability.

The loss of key members of our management team, or difficulty attracting and retaining experienced technical personnel, could reduce our competitiveness and prospects for future success. The successful implementation of our strategies and handling of other issues integral to our future success will depend, in part, on our experienced management team. The loss of key members of our management team could have an adverse effect on our business.  Also, if we cannot retain our technical personnel or attract additional experienced technical personnel, our ability to compete could be harmed.

The integration of Palmer might not be completed timely or with the cost assumptions included in our acquisition models.   We could experience difficulties in integrating the Palmer operations into our operating and control procedures combined with timely and accurate financial reporting.  If there are problems with the integration, the Company could experience higher than expected costs, customer loss, business disruption including difficulties in maintaining relationships with key personnel and failure to meet SEC reporting deadlines.

Synalloy Corporation

Item 6.		Exhibits
The following exhibits are included herein:
	10.14	Employment Agreement, dated August 21, 2012 between Registrant and Jimmie D. Lee
	31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
	31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer and Principal Accounting Officer
	32	Certifications Pursuant to 18 U.S.C. Section 1350
	101.INS*	XBRL Instance Document
	101.SCH*	XBRL Taxonomy Extension Schema
	101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
	101.LAB*	XBRL Taxonomy Extension Label Linkbase
	101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
	101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed "furnished" and not "filed."

Synalloy Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNALLOY CORPORATION
(Registrant)

Date: November 8, 2012	By:	/s/ Craig C. Bram
Craig C. Bram
President and Chief Executive Officer

Date: November 8, 2012	By:	/s/ Richard D. Sieradzki
Richard D. Sieradzki
Chief Financial Officer and Principal Accounting Officer