Form 10-Q/A
period 2012-09-29
SYNALLOY CORP
filed 2012-11-15
CIK 95953

SYNALLOY CORPORATION (SYNL)

775 Spartan Blvd, Suite 102
Spartanburg, SC 29301
864-585-3605

10-Q/A

AMENDMENT NO. 1 TO FORM 10-Q
Filed on 11/15/2012 – Period 9/29/2012
File Number 0-19687

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
Yes  (  )    No  (X)

The number of shares outstanding of the registrant's common stock as of November 7, 2012 was 6,352,733.

Synalloy Corporation

Index

PART II.	OTHER INFORMATION

Item 6.	Exhibits
Signatures
Ex-31.1
Ex-31.2
Ex 32

Explanatory Note

We are providing this Amendment No. 1 (the “Amended Report”) to our Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2012, filed with the Securities and Exchange Commission on November 8, 2012 (the “Original Report”). This Amended Report is being filed solely to amend the certifications by our Chief Executive Officer and Chief Financial Officer that were filed as Exhibits 31.1, 31.2 and 32 to the Original Report, to correct a typographical error whereby an incorrect date was inadvertently provided on the certifications. This Amended Report includes new certifications by our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2 and 32 hereto.

Except as described above, we have not modified or updated any other disclosures contained in the Original Report. Accordingly, this Amended Report continues to speak as of the date of the Original Report and no attempt has been made in this Amended Report to modify or update disclosures in the Original Report except as noted above. This Amended Report does not reflect events occurring after the filing of the Original Report or modify or update any related disclosures and information not affected by the amendment is unchanged and reflects the disclosure made at the time of the filing of the Original Report with the SEC. Accordingly, this Amended Report should be read in conjunction with any documents incorporated by reference therein and our filings made with the SEC subsequent to the filing of the Original Report, including any amendments to those filings.

ITEM 6:   EXHIBITS

Those exhibits marked with a (+) refer to exhibits filed herewith. The other exhibits are incorporated herein by reference, as indicated in the following list.

Synalloy Corporation

Item 6.		Exhibits
The following exhibits are included herein:
	10.14	Employment Agreement, dated August 21, 2012, between Registrant and Jimmie D. Lee.
	31.1+	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) for period ended September 29, 2012.
	31.2+	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) for period ended September 29, 2012.
	32+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
	101.INS*	XBRL Instance Document
	101.SCH*	XBRL Taxonomy Extension Schema
	101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
	101.LAB*	XBRL Taxonomy Extension Label Linkbase
	101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
	101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed "furnished" and not "filed."

Synalloy Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNALLOY CORPORATION
(Registrant)

Date: November 15, 2012	By:	/s/ Craig C. Bram
Craig C. Bram
President and Chief Executive Officer

Date: November 15, 2012	By:	/s/ Richard D. Sieradzki
Richard D. Sieradzki
Chief Financial Officer and Principal Accounting Officer