Form 10-K
period 2012-12-29
SYNALLOY CORP
filed 2013-03-12
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 29, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 0-19687
SYNALLOY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	57-0426694
(State of incorporation)	(I.R.S. Employer Identification No.)
775 Spartan Blvd, Suite 102, P.O. Box 5627, Spartanburg, South Carolina 29304
(Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (864) 585-3605
Securities registered pursuant to Section 12(b) of the Act	Name of each exchange on which registered:
Common Stock, $1.00 Par Value	NASDAQ Global Market
(Title of Class)
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated Filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Based on the closing price as of June 30, 2012, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $68.1 million. Based on the closing price as of February 25, 2013, the aggregate market value of common stock held by non-affiliates of the registrant was $80.8 million. The registrant did not have any non-voting common equity outstanding at either date.
The number of shares outstanding of the registrant's common stock as of February 25, 2013 was 6,368,935.
Documents Incorporated By Reference
Portions of the Proxy Statement for the 2013 annual shareholders' meeting are incorporated by reference into Part III of this Form 10-K.

Synalloy Corporation
Form 10-K
For Period Ended December 29, 2012

Forward-Looking Statements
This Annual Report on Form 10-K includes and incorporates by reference "forward-looking statements" within the meaning of the federal securities laws. All statements that are not historical facts are "forward-looking statements." The words "estimate," "project," "intend," "expect," "believe," "should," "anticipate," "hope," "optimistic," "plan," "outlook," "should," "could," "may" and similar expressions identify forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. In conjunction with our Palmer acquisition, our expectations for future sales and profits which were included in our financial projections were our best estimates at the time and actual results could be significantly different. Readers are cautioned not to place undue reliance on these forward-looking statements. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions; the impact of competitive products and pricing; product demand and acceptance risks; raw material and other increased costs; raw materials availability; employee relations; ability to maintain workforce by hiring trained employees; customer delays or difficulties in the production of products; new fracking regulations; a prolonged decrease in oil prices; unforeseen delays in completing the integrations of Palmer; risks associated with mergers, acquisitions, dispositions and other expansion activities; financial stability of our customers; environmental issues; unavailability of debt financing on acceptable terms and exposure to increased market interest rate risk; inability to comply with covenants and ratios required by our debt financing arrangements; ability to weather an economic downturn; loss of consumer or investor confidence and other risks detailed from time-to-time in Synalloy Corporation's Securities and Exchange Commission filings. Synalloy Corporation assumes no obligation to update any forward-looking information included in this Annual Report on Form 10-K.

PART I

Item 1 Business
Synalloy Corporation, a Delaware corporation, was incorporated in 1958 as the successor to a chemical manufacturing business founded in 1945. Its charter is perpetual. The name was changed on July 31, 1967 from Blackman Uhler Industries, Inc. On June 3, 1988, the state of incorporation was changed from South Carolina to Delaware. The Company's executive offices are located at 775 Spartan Boulevard, Suite 102, Spartanburg, South Carolina 29301 and 4301 Dominion Boulevard, Suite 130, Glen Allen, Virginia 23060. Unless indicated otherwise, the terms "Company," "we," "us," and "our" refer to Synalloy Corporation and our consolidated subsidiaries.
The Company's business is divided into two segments, the Metals Segment and the Specialty Chemicals Segment. The Metals Segment operates as Bristol Metals, LLC ("Bristol"), a wholly-owned subsidiary of Synalloy Metals, Inc., Ram-Fab, LLC ("Ram-Fab") and Palmer of Texas Tanks, Inc. ("Palmer"). Bristol manufactures pipe ("BRISMET") and fabricates piping systems ("BristolFab") from stainless steel and other alloys, and Ram-Fab fabricates piping systems from carbon, chrome, stainless steel and other alloys. Palmer manufactures liquid storage solutions and separation equipment. The Metals Segment's markets include the chemical, petrochemical, pulp and paper, mining, power generation (including nuclear), water and waste water treatment, liquid natural gas ("LNG"), brewery, food processing, petroleum, pharmaceutical and other industries. The Specialty Chemicals Segment operates as Manufacturers Chemicals, LLC ("MC"), a wholly-owned subsidiary of Manufacturers Soap and Chemical Company, located in Cleveland, Tennessee and Dalton, Georgia. The Specialty Chemicals Segment produces specialty chemicals and dyes for the carpet, chemical, paper, metals, mining, agricultural, fiber, paint, textile, automotive, petroleum, cosmetics, mattress, furniture, janitorial and other industries.
General
Metals Segment – This segment is comprised of three wholly-owned subsidiaries: Synalloy Metals, Inc., which owns 100 percent of Bristol Metals, LLC, located in Bristol, Tennessee; Ram-Fab, LLC, located in Crossett, Arkansas; and Palmer of Texas Tanks, Inc., located in Andrews, Texas.
BRISMET manufactures welded pipe, primarily from stainless steel, but also from other corrosion-resistant metals. Pipe is produced in sizes from one-half inch to 120 inches in diameter and wall thickness up to one and one-half inches. Sixteen-inch and smaller diameter pipe is made on equipment that forms and welds the pipe in a continuous process. Pipe larger than 16 inches in diameter is formed on presses or rolls and welded on batch welding equipment. Pipe is normally produced in standard 20-foot lengths. However, BRISMET has unusual capabilities in the production of long length pipe without circumferential welds. This can reduce installation cost for the customer. Lengths up to 60 feet can be produced in sizes up to 16 inches in diameter. In larger sizes BRISMET has a unique ability among domestic producers to make 48-foot lengths in diameters up to 36 inches. Over the past six years, Bristol has made substantial capital improvements to both BRISMET and BristolFab, expanding and improving capabilities to service markets requiring large diameter pipe and specialty alloy pipe such as water and waste water treatment, LNG, and scrubber applications for the power industry. These improvements include expanding its x-ray facilities which allows simultaneous use of real time and film examination; updating material handling equipment; expanding capabilities for forming large pipe on existing batch equipment, giving BRISMET the capability to produce 36-inch diameter pipe in 48-foot lengths with wall thicknesses of up to one inch; adding a shear that has the capacity of shearing stainless steel plate up to one-inch thick; completing plant expansions that allow the manufacture of pipe up to 42 inches in diameter utilizing more readily available raw materials at lower costs, provide additional manufacturing capacity, and provide improved product handling and additional space for planned equipment additions; and installing automated hydro-testing equipment for pipe up to 72 inches in diameter. During 2012, BRISMET also added equipment to manufacture carbon steel pipe to supply the needs of a nuclear project which it was awarded earlier in 2012.
A portion of the pipe produced is further processed into piping systems that conform to engineered drawings furnished by the customers. This allows the customer to take advantage of the high quality and efficiencies of BristolFab and Ram-Fab ("Synalloy Fabrication") rather than performing all of the welding at the construction site. BristolFab's pipe fabrication shop can make one and one-half inch diameter cold bends on one-half inch through eight-inch stainless pipe with thicknesses up through schedule 40S. Most of BristolFab's piping systems are produced from pipe manufactured by BRISMET.
Ram-Fab's carbon, stainless and chrome alloy pipe fabrication enhances BristolFab's operations, giving the Segment the capability to quote on all types of pipe fabrication projects utilizing any combination of these three material types. Ram-Fab, which was purchased by the Company in 2009, was established over 20 years ago in Crossett, Arkansas and provides affordable, quality pipe fabrication in carbon and stainless steel and high chrome alloys. From power plants to refineries to chemical plants, Ram-Fab serves a broad range of customers, both domestic and international. As a carbon and stainless steel and high chrome pipe fabrication facility, Ram-Fab is poised to take advantage of the anticipated increase in the construction of power generation plants utilizing coal or natural gas, as well as nuclear. Refinery upgrades and environmental work will also add to the requirements of quality shop-fabricated carbon steel and high chrome systems. Since BRISMET does not manufacture carbon or chrome alloy pipe, except for the project noted above, these materials are purchased from outside suppliers.  During 2010, Ram-Fab completed a capital project to add a temperature and humidity controlled paint facility.  Since the majority of its carbon steel fabrication systems requires painting, this increased their production throughput and improved quality.
Palmer is an International Organization for Standardization ("ISO") 9001 certified manufacturer of fiberglass and steel tanks for the oil and gas, waste water treatment and municipal water industries. Located in Andrews, Texas, Palmer is ideally located in the heart of oil and gas production territory. Palmer produces made-to-order fiberglass tanks, utilizing a variety of custom mandrels and application specific materials. Their fiberglass tanks range from two feet to 30 feet in diameter at various heights. The majority of these tanks are used for oil field waste water capture and is an integral part of the environmental regulatory compliance of the drilling process. Each fiberglass tank is manufactured to American Petroleum Institute Q1 standards to ensure product quality. In 2007, Palmer began investing in a dedicated steel tank production facility. Over the past four years, the Company has built an integrated production facility housing enclosed steel preparation, computer assisted plasma cutting table, automated submerged arc welding, blasting, painting and drying buildings. The facility enables efficient, environmentally compliant steel production with designed-in expansion capability to support future growth. Finished steel tanks range in size from 50 to 10,000 barrels and are used to store extracted oil.
In order to establish stronger business relationships, only a few raw material suppliers are used. Four suppliers furnish about 79 percent of total dollar purchases of raw materials, with two suppliers furnishing 34 percent and 30 percent of material purchases. However, the Company does not believe that the loss of any of these suppliers would have a materially adverse effect on the Company as raw materials are readily available from a number of different sources, and the Company anticipates no difficulties in fulfilling its requirements.
This Segment's stainless steel products are used principally by customers requiring materials that are corrosion-resistant or suitable for high-purity processes. The largest users are the chemical, petrochemical, pulp and paper, waste water treatment and LNG industries, with some other important industry users being mining, power generation (including nuclear), water treatment, brewery, food processing, petroleum, pharmaceutical and alternative fuels. The Segment's carbon and chrome alloy products are used primarily in the power generation and chemical industries.
Specialty Chemicals Segment – This segment consists of the Company's wholly-owned subsidiary Manufacturers Soap and Chemical Company ("MS&C"). MS&C owns 100 percent of MC, which is located in Cleveland, Tennessee and Dalton, Georgia and is fully licensed for chemical manufacture. The Segment produces specialty chemicals and dyes for the carpet, chemical, paper, metals, mining, agricultural, fiber, paint, textile, automotive, petroleum, cosmetics, mattress, furniture, janitorial and other industries.
MC, which was purchased by the Company in 1996, produces over 1,100 specialty formulations and intermediates for use in a wide variety of applications and industries. MC's primary product lines focus on the areas of defoamers, surfactants and lubricating agents. Over 20 years ago, MC began diversifying its marketing efforts and expanding beyond traditional textile chemical markets. These three fundamental product lines find their way into a large number of manufacturing businesses. Over the years, the customer list has grown to include end users and chemical companies that supply paper, metal working, surface coatings, water treatment, paint, mining and janitorial applications. MC's capabilities also include the sulfation of fats and oils. These products are used in a wide variety of applications and represent a renewable resource, animal and vegetable derivatives, as alternatives to more expensive and non-renewable petroleum derivatives. In its Dalton, Georgia facility, MC stores and ships chemicals and specialty chemicals manufactured in MC's Cleveland plant to the carpet and rug market.
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
Most raw materials used by the Segment are generally available from numerous independent suppliers and about 50 percent of total purchases are from its top eight suppliers. While some raw material needs are met by a sole supplier or only a few suppliers, the Company anticipates no difficulties in fulfilling its raw material requirements.
Please see Note 13 to the Consolidated Financial Statements, which are included in Item 8 of this Form 10-K, for financial information about the Company's segments.
Sales and Distribution
Metals Segment – The Metals Segment utilizes separate sales organizations for its different product groups. Stainless steel pipe is sold nationwide under the BRISMET trade name through authorized stocking distributors at warehouse locations throughout the country. In addition, large quantity orders are shipped directly from BRISMET's plant to end-user customers. Producing sales and providing service to the distributors and end-user customers are BRISMET's President, one outside sales employee, nine independent manufacturers' representatives and nine inside sales employees. The Metals Segment has one domestic customer that accounted for approximately ten and eleven percent of the Metals Segment's revenues in 2011 and 2010, respectively, but accounted for less than ten percent for 2012. The loss of this customers' revenues would have an adverse effect on both the Metals Segment and the Company.
Fabrication systems are sold nationwide under the Synalloy Fabrication, BristolFab, Bristol Piping Systems and Ram-Fab trade names by two outside sales employees. They are under the direction of Synalloy Fabrications' General Manager. Synalloy Fabrication also uses six independent manufacturers' representatives to reach and expand their customer base. Fabrication systems are marketed to engineering firms and construction companies or directly to project owners. Orders are normally received as a result of competitive bids submitted in response to inquiries and bid proposals.
Palmer does not employ a dedicated external sales and marketing resource. However, they have an inside sales professional that manages the relationships with past customers to identify and secure new sales. Additionally, the Company President assumes account relationship management with large customers. Customer feedback and in-field experience generate product enhancements and new product development.
Specialty Chemicals Segment – Specialty chemicals are sold directly to various industries nationwide by five full-time outside sales employees and eleven manufacturers' representatives. The Specialty Chemicals Segment has one domestic customer that accounted for approximately 28 percent of the Segment's revenues in 2012 and 24 percent in 2011 and 2010. However, this customer is a large global company, and the purchases by this customer are derived from several different business units that operate autonomously from each other.  Even so, loss of this customer's revenues would have a material adverse effect on both the Specialty Chemicals Segment and the Company.
Competition
Metals Segment – Welded stainless steel pipe is the largest sales volume product of the Metals Segment. Although information is not publicly available regarding the sales of most other producers of this product, management believes that the Company is one of the largest domestic producers of such pipe. This commodity product is highly competitive with seven known domestic producers and imports from many different countries. The largest sales volume among the non-commodity specialized products comes from fabricating stainless, nickel alloys, chrome alloys and carbon piping systems. Management believes the Company is one of the largest producers of such systems. There is also significant competition in the piping systems' markets with 13 known domestic suppliers with similar capabilities as BristolFab and Ram-Fab, along with many other smaller suppliers. Due to the size of the tanks produced and shipped to its customers, the majority of Palmer's product is sold within a 300 mile radius from its plant in Andrews, Texas. There are currently eight tank producers, with similar capabilities, servicing that same area.
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
Mergers, Acquisitions and Dispositions
The Company is committed to a long-term strategy of (a) reinvesting capital in our current business segments to foster their organic growth and (b) completing acquisitions that expand our current business segments or establish new manufacturing platforms. Targeted acquisitions are priced to be economically feasible and focus on achieving positive long-term benefits. These acquisitions may be paid for in the form of cash, stock, debt or a combination thereof. The amount and type of consideration and deal charges paid could have a short-term dilutive effect on the Company's earnings per share. However, such transactions are anticipated to provide long-term economic benefit to the Company.
On August 21, 2012, the Company completed the purchase of all of the outstanding shares of capital stock of Lee-Var, Inc. (now Palmer of Texas Tanks, Inc.), a Texas corporation doing business as Palmer of Texas ("Palmer"), pursuant to a stock purchase agreement among Palmer's former shareholders listed below and the Company dated August 10, 2012 (the "SPA"). Palmer is a manufacturer of liquid storage solutions and separation equipment for the petroleum, municipal water, wastewater, chemical and food industries. The shares were purchased from Jimmie Dean Lee, James Varner, and Steven C. O'Brate.
The purchase price for the acquisition was $25,575,000 in cash, and subject to working capital and fixed asset adjustments at closing. The adjustments at closing increased the purchase price at closing to $26,951,209. In addition, the amount of maintenance capital expenditure expenses over the 18-month period following closing and the final cost of a production expansion capital project currently underway could also result in purchase price adjustments. Currently, the Company does not expect to realize any material purchase price adjustments from these two items. Palmer shareholders will also have the ability to receive contingent consideration ("earn-out") payments ranging from $2,500,000 to $10,500,000 if the business unit achieves targeted levels of earnings before interest, taxes, depreciation and amortization ("EBITDA") over a three year period following closing; and the Company will have the ability to claw-back portions of the purchase price over a two year period following closing if EBITDA falls below baseline levels.
Environmental Matters
Environmental expenditures that relate to an existing condition caused by past operations and do not contribute to future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or cleanups are probable and the costs of these assessments and/or cleanups can be reasonably estimated. Changes to laws and environmental issues, including climate change, are made or proposed with some frequency and some of the proposals, if adopted, might directly or indirectly result in a material reduction in the operating results of one or more of our operating units. We are presently unable to foresee the future well enough to quantify such risks. See Note 5 to the Consolidated Financial Statements, which are included in Item 8 of this Form 10-K, for further discussion.
Research and Development Activities
The Company spent approximately $612,000 in 2012, $352,000 in 2011 and $392,000 in 2010 on research and development activities that were expensed in its Specialty Chemicals Segment. Four individuals, all of whom are graduate chemists, are engaged primarily in research and development of new products and processes, the improvement of existing products and processes, and the development of new applications for existing products.
Seasonal Nature of the Business
The Company's businesses and products are not normally subject to any seasonal impact causing significant variations from one quarter to another.
Backlogs
The Specialty Chemicals Segment operates primarily on the basis of delivering products soon after orders are received. Accordingly, backlogs are not a factor in this business. The same applies to commodity pipe and storage tank sales in the Metals Segment. However, backlogs are important in the Metals Segment's fabrication products because they are produced only after orders are received, generally as the result of competitive bidding. Order backlogs for these products were $19,300,000 at the end of 2012.

Approximately 80 percent of the backlog should be completed in 2013. The backlog totaled $22,700,000 and $25,300,000 at the 2011 and 2010 respective year ends.
Employee Relations
At December 29, 2012, the Company had 597 employees. The Company considers relations with employees to be satisfactory. The number of employees of the Company represented by unions, all located at the Bristol, Tennessee facility, is 224, or 38 percent of the Company's employees. They are represented by two locals affiliated with the AFL-CIO and one local affiliated with the Teamsters. Collective bargaining contracts will expire in January 2015, February 2014 and March 2015.
Financial Information about Geographic Areas
Information about revenues derived from domestic and foreign customers is set forth in Note 13 to the Consolidated Financial Statements.
Available information
The Company electronically files with the Securities and Exchange Commission ("SEC") its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its periodic reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the "1934 Act"), and proxy materials pursuant to Section 14 of the 1934 Act. The SEC maintains a site on the Internet, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company also makes its filings available, free of charge, through its Web site, www.synalloy.com, as soon as reasonably practical after the electronic filing of such material with the SEC. The information on the Company's Web site is not incorporated into this Annual Report on Form 10-K or any other filing the Company makes with the SEC.

Item 1A Risk Factors
There are inherent risks and uncertainties associated with our business that could adversely affect our operating performance and financial condition. Set forth below are descriptions of those risks and uncertainties that we believe to be material, but the risks and uncertainties described are not the only risks and uncertainties that could affect our business. Reference should be made to "Forward-Looking Statements" above, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 below.
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
Domestic and international competition could force lower product pricing and may have an adverse effect on our revenues and profitability. From time-to-time, intense competition, an influx of a higher than normal amount of foreign products and excess manufacturing capacity in the commodity stainless steel industry have resulted in reduced selling prices, excluding raw material surcharges, for many of our stainless steel products sold by the Metals Segment. In order to maintain market share, we would have to lower our prices to match the competition.These factors have had and may have an adverse impact on our revenues, operating results and financial condition.
Raw material costs are subject to volatility. While we are able to mitigate some of the adverse impact of rising raw material costs, such as passing through surcharges to customers, rapid increases in raw material costs may adversely affect our results of operations mainly for our fabrication and steel tank operations. Their entire production and sales model is based upon producing to order. During the bidding process, we quote the job based upon current market prices for stainless and carbon steel plate, pipe and fittings. Rapid changes in raw material costs during the period of time from when we bid the job to when the materials were ordered would change our resultant profitability on that job.
Surcharges on stainless steel are also subject to rapid declines which can result in similar declines in selling prices causing a possible marketability problem on the related inventory as well as negatively impacting revenues and profitability. We produce all of our commodity pipe for inventory so that we can quickly respond to our customer's requirements. As stainless steel surcharges decrease, our revenues are based upon current pricing which were reduced for the lower surcharge while our cost reflects the higher historical numbers. This causes our profitability to erode.

While there has been ample availability of raw materials, there continues to be a significant consolidation of stainless steel suppliers throughout the world which could have an impact on the cost and availability of stainless steel in the future. The ability to implement price increases is dependent on market conditions, economic factors, raw material costs, including surcharges on stainless steel, availability of raw materials, competitive factors, operating costs and other factors, most of which are beyond our control. As noted above, to the extent that we have quoted prices to customers and accepted customer orders for products prior to purchasing necessary raw materials, or have existing contracts, we may be unable to raise the price of products to cover all or part of the increased cost of the raw materials.
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
We encounter significant competition in all areas of our businesses and may be unable to compete effectively, which could result in reduced profitability and loss of market share. We actively compete with companies producing the same or similar products and, in some instances, with companies producing different products designed for the same uses. We encounter competition from both domestic and foreign sources in price, delivery, service, performance, product innovation and product recognition and quality, depending on the product involved.  For some of our products, our competitors are larger and have greater financial resources than we do. As a result, these competitors may be better able to withstand a change in conditions within the industries in which we operate, a change in the prices of raw materials or a change in the economy as a whole. Our competitors can be expected to continue to develop and introduce new and enhanced products and more efficient production capabilities, which could cause a decline in market acceptance of our products.  Current and future consolidation among our competitors and customers also may cause a loss of market share as well as put downward pressure on pricing. Our competitors could cause a reduction in the prices for some of our products as a result of intensified price competition. Competitive pressures can also result in the loss of major customers. If we cannot compete successfully, our business, financial condition and profitability could be adversely affected.
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
Certain of our employees in the Metals Segment are covered by collective bargaining agreements, and the failure to renew these agreements could result in labor disruptions and increased labor costs. We have 224 employees represented by unions at the Bristol, Tennessee facility, which is 38 percent of our total employees. They are represented by two locals affiliated with the AFL-CIO and one local affiliated with the Teamsters. Collective bargaining contracts will expire in January 2015, February 2014 and March 2015. Although we believe that our present labor relations are satisfactory, our failure to renew these agreements on reasonable terms as the current agreements expire could result in labor disruptions and increased labor costs, which could adversely affect our financial performance.
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
Our strategy of using acquisitions and dispositions to position our businesses may not always be successful. We have historically utilized acquisitions and dispositions in an effort to strategically position our businesses and improve our ability to compete. We plan to continue to do this by seeking specialty niches, acquiring businesses complementary to existing strengths and continually evaluating the performance and strategic fit of our existing business units. We consider acquisition, joint ventures, and other business combination opportunities as well as possible business unit dispositions. From time-to-time, management holds discussions with management of other companies to explore such opportunities. As a result, the relative makeup of the businesses comprising our Company is subject to change. Acquisitions, joint ventures, and other business combinations involve various inherent risks, such as: assessing accurately the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition or other transaction candidates; the potential loss of key personnel of an acquired business; significant transaction costs that were not identified during due diligence; our ability to achieve identified financial and operating synergies anticipated to result from an acquisition or other transaction; and unanticipated changes in business and economic conditions affecting an acquisition or other transaction.
Our internal controls over financial reporting could fail to prevent or detect misstatements. Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Any failure to maintain effective internal controls or to timely effect any necessary improvement in our internal control and disclosure controls could, among other things, result in losses from fraud or error, harm our reputation or cause investors to lose confidence in our reported financial information, all of which could have a material adverse effect on our results of operation and financial condition.
Cyber security risks and cyber incidents could adversely affect our business and disrupt operations. Cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. The result of these incidents could include, but are not limited to, disrupted operations, misstated financial data, liability for stolen assets or information, increased cyber security protection costs, litigation and reputational damage adversely affecting customer or investor confidence.
Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing, as well as governmental reviews of such activities could result in delays or eliminate new wells from being started, thus reducing the demand for our fiberglass and steel storage tanks. Hydraulic fracturing ("fracking") is currently an essential and common practice to extract oil from dense subsurface rock formations and this lower cost extraction method is a significant driving force behind the recent surge of oil exploration and drilling in several locations in the United States. However, the Environmental Protection Agency, Congress and state legislatures have considered adopting legislation to provide additional regulations and disclosures surrounding this process. In the event that new legal restrictions surrounding the fracking process are adopted in the areas that our customers operate in, we may see a dramatic decrease in tank profitability.
Oil prices are extremely volatile. A substantial or extended decline in the price of oil could adversely affect our financial condition and results of operations. Prices for oil can fluctuate widely. Palmer's revenues are highly dependent on our customers adding oil well drilling and pumping locations. Should oil prices decline whereby drilling becomes unprofitable for our customers, they will cap many of their current wells and cease expansion. This will decrease the demand for our tanks and adversely affect the results of our operations.
Our results of operations could be adversely affected by goodwill impairments. As a result of our acquisitions, we have approximately $18.3 million of goodwill on our Consolidated Balance Sheet. Goodwill must be tested at least annually for impairment, and more frequently when circumstances indicate likely impairment. Goodwill is considered impaired to the extent that its carrying amount exceeds its implied fair value. An impairment of goodwill could have a substantial negative effect on our profitability.
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
Our allowance for doubtful accounts may not be adequate to cover actual losses. An allowance for doubtful accounts in maintained for estimated losses resulting from the inability of our customers to make required payments and for disputed claims and quality issues. This allowance may not be adequate to cover actual losses, and future provisions for losses could materially and adversely affect our operating results. The allowance for doubtful accounts is based on prior experience, as well as an evaluation of the outstanding receivables and existing economic conditions. The amount of future losses is susceptible to changes in economic, operating and other outside forces and conditions, all of which are beyond our control, and these losses may exceed current estimates. While management believes that the allowance for doubtful accounts is adequate to cover current estimated losses, we cannot make assurances that we will not further increase the allowance for doubtful accounts. A significant increase in the allowance for doubtful accounts could adversely affect earnings.
While our common stock is currently traded on the NASDAQ Global Market, it has less liquidity than stocks for larger companies quoted on a national securities exchange. The trading volume in our common stock on the NASDAQ Global Market has been relatively low when compared with larger companies listed on the NASDAQ Global Market or other stock exchanges. There is no assurance that a more active and liquid trading market for the common stock will exist in the future. Consequently, shareholders may not be able to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares. In addition, we cannot predict the effect, if any, that future sales of our common stock in the market, or the availability of shares of common stock for sale in the market, will have on the market price of our common stock. Sales of substantial amounts of common stock in the market, or the potential for large amounts of sales in the market, could cause the price of our common stock to decline, or reduce our ability to raise capital through future sales of common stock.

Item 1B Unresolved Staff Comments
None.

Item 2 Properties
The Company operates the major plants and facilities listed below, all of which are in adequate condition for their current usage. All facilities throughout the Company are believed to be adequately insured. The buildings are of various types of construction including brick, steel, concrete, concrete block and sheet metal. All have adequate transportation facilities for both raw materials and finished products. The Company owns all of these plants and facilities, except the warehouse facilities located in Dalton, GA, and the corporate offices located in Spartanburg, SC and Glen Allen, VA.

Location	Principal Operations	Building Square Feet	Land Acres
Bristol, TN	Manufacturing stainless steel pipe and stainless steel piping systems	275,000	73.1
Crossett, AR	Manufacturing carbon and chrome alloy piping systems	133,000	19.8
Cleveland, TN	Chemical manufacturing and warehousing facilities	118,000	10.5
Andrews, TX	Manufacturing liquid storage solutions an separation equipment	109,432	19.6
Dalton, GA	Warehouse facilities (1)	32,000	2.0
Spartanburg, SC	Corporate headquarters (1)	6,840	—
Glen Allen, VA	Office space for Corporate employees (1)	2,869	—
Augusta, GA	Chemical manufacturing (2)	—	46.0

(1)	Leased facility.

(2)	Plant was closed in 2001 and all structures and manufacturing equipment have been removed.

Item 3 Legal Proceedings
For a discussion of legal proceedings, see Notes 5 and 11 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Item 4 Mine Safety Disclosures
Not applicable.

PART II

Item 5 Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company had 667 common shareholders of record at February 25, 2013. The Company's common stock trades on the NASDAQ Global Market under the trading symbol SYNL. The Company's credit agreement only restricts the payment of dividends through a minimum tangible net worth covenant. The Company paid a $0.25 cash dividend on December 10, 2012, a $0.25 cash dividend on December 5, 2011, a $0.25 cash dividend on December 8, 2010, and a $0.25 cash dividend on March 22, 2010. The prices shown below are the high and low sales prices for the common stock for each full quarterly period in the last two fiscal years as quoted on the NASDAQ Global Market.

	2012		2011
Quarter	High	Low	High	Low
1st	$13.78	$10.21	$15.50	$11.29
2nd	13.45	10.39	15.49	11.49
3rd	14.00	10.45	13.80	9.19
4th	14.97	12.26	12.92	9.15
The information required by Item 201(d) of Regulation S-K is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Synalloy Corporation, the Russell 2000 Index, and the NASDAQ Non-Financial Index

$140
$120
$100
$80
$60
$40
$20
$0
12/07
12/08
12/09
12/10
12/11
12/12
Synalloy Corporation
Russell 2000
NASDAQ Non-Financial

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Source: Russell Investment Group

Comparison of 5 Year Cumulative Total Return Graph

	12/07	12/08	12/09	12/10	12/11	12/12
Synalloy Corporation	$100.00	$28.45	$57.01	$77.67	$67.45	$95.71
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
NASDAQ Non-Financial	100.00	60.05	89.89	105.83	107.21	125.86
This graph and related information shall not be deemed to be “filed” with the Securities and Exchange Commission or “soliciting material” or subject to Regulation 14A, or the liabilities of Section 18 of the 1934 Act, except to the extent the Company specifically requests that such information be treated as soliciting material or specifically incorporates it by reference into a filing under the Securities Act of 1933 or the 1934 Act.
Unregistered Sales of Equity Securities
Pursuant to the compensation arrangement with directors discussed under Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in this Form 10-K, on April 27, 2012, the Company issued to each of its non-employee directors 1,598 shares of its common stock (an aggregate of 7,990 shares). Such shares were issued to the directors in lieu of $20,000 of their annual cash retainer fees. Issuance of these shares was not registered under the Securities Act of 1933 based on the exemption provided by Section 4(2) thereof because no public offering was involved.The Company also issued 11,099 shares of common stock in 2012 to management and key employees that vested pursuant to the 2005 Stock Awards Plan. Issuance of these shares was not registered under the Securities Act of 1933 based on the exemption provided by Section 4(2) thereof because no public offering was involved. Also during 2012, the Company issued shares of common stock to the following classes of persons upon the exercise of options issued pursuant to the Company's 1998 Long-Term Incentive Stock Option Plan and the 2011 Long-Term Incentive Stock Option Plan. Issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering.

Date Issued	Class of Purchasers	Number of Shares Issued	Aggregate Exercise Price
10/22/2012	Officers and Employees	7,800	$77,688
12/20/2012	Officers and Employees	4,000	46,200
		11,800	$123,888
Neither the Company, nor any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the 1934 Act) on behalf of the Company repurchased any of the Company's securities during the fourth quarter of 2012.

Item 6 Selected Financial Data

Selected Financial Data and Other Financial Information
(Dollar amounts in thousands except for per share data)
	2012	2011	2010	2009	2008
Operations
Net sales	$197,659	$170,575	$151,121	$103,640	$167,269
Gross profit	21,928	21,090	15,916	9,489	18,552
Selling, general & administrative expense	14,140	12,284	9,724	8,787	9,729
Operating income	7,788	8,805	6,192	702	8,823
Net income continuing operations	4,235	5,797	4,034	219	5,631
Net (loss) income discontinued operations	—	—	—	(4)	352
Net income	4,235	5,797	4,034	215	5,983
Financial Position
Total assets	148,507	98,916	81,375	78,252	94,666
Working capital	65,919	56,344	43,232	44,123	49,433
Long-term debt, less current portion	37,593	8,650	219	—	9,959
Shareholders' equity	71,774	68,619	63,875	62,721	62,867
Financial Ratios
Current ratio	3.6:1	4.1:1	4.0:1	4.5:1	3.7:1
Gross profit to net sales	11%	12%	11%	9%	11%
Long-term debt to capital	34%	11%	0%	0%	14%
Return on average assets	3%	6%	5%	0%	6%
Return on average equity	6%	9%	6%	0%	9%
Per Share Data (income/(loss) – diluted)
Net income continuing operations	$0.66	$0.91	$0.64	$0.03	$0.90
Net income (loss) discontinued operations	—	—	—	(0.00)	0.05
Net income	0.66	0.91	0.64	0.03	0.95
Dividends declared and paid	0.25	0.25	0.50	0.10	0.25
Book value	11.29	10.85	10.16	10.01	10.06
Other Data
Depreciation and amortization	$3,399	$2,659	$2,642	$2,402	$2,082
Capital expenditures	$4,740	$3,185	$5,095	$1,892	$3,059
Employees at year end	597	441	441	466	459
Shareholders of record at year end	669	687	704	790	826
Average shares outstanding - diluted	6,394	6,362	6,309	6,269	6,281
Stock Price
Price range of common stock
High	$14.97	$15.50	$12.25	$10.49	$17.96
Low	10.21	9.15	7.47	3.85	3.52
Close	13.49	10.27	12.12	9.42	5.00

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
Allowance for Doubtful Accounts
The Company maintained allowances for doubtful accounts of $1,312,715 as of December 29, 2012, for estimated losses resulting from the inability of its customers to make required payments and for disputed claims and quality issues. The allowance is based upon a review of outstanding receivables, historical collection information and existing economic conditions. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables are generally due within 30 to 45 days. Delinquent receivables are written off based on individual credit evaluations and specific circumstances of the customer.
Inventory Reserves
The Company establishes a reserve for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and current market conditions. Based on historical results, the Company also maintains an inventory reserve to provide for the amount of estimated inventory quantity loss since the last physical inventory. As of December 29, 2012, the Company has $2,383,000 accrued for inventory obsolescence and market reserves. If actual market conditions are less favorable than those estimated by management, additional inventory reserves may be required.
Environmental Reserves
As noted in Note 5 to the Consolidated Financial Statements included in Item 8 of this Form 10-K, the Company has accrued $640,000 as of December 29, 2012, in environmental remediation costs which, in management's best estimate, are sufficient to satisfy anticipated costs of known remediation requirements as explained in Note 5. Expenditures related to costs currently accrued are not discounted to their present values and are expected to be made over the next three to four years. However, as a result of the evolving nature of the environmental regulations, the difficulty in estimating the extent and necessary remediation of environmental contamination, and the availability and application of technology, the estimated costs for future environmental compliance and remediation are subject to uncertainties and it is not possible to predict the amount or timing of future costs of environmental matters which may subsequently be determined. Changes in information known to management or in applicable regulations may require the Company to record additional remediation reserves.
Impairment of Long-Lived Assets
The Company continually reviews the recoverability of the carrying value of long-lived assets. Long-lived assets are reviewed for impairment when events or changes in circumstances, also referred to as "triggering events", indicate that the carrying value of a long-lived asset or group of assets (the "Assets") may no longer be recoverable. Triggering events include: a significant decline in the market price of the Assets; a significant adverse change in the operating use or physical condition of the Assets; a significant adverse change in legal factors or in the business climate impacting the Assets' value, including regulatory issues such as environmental actions; the generation by the Assets of historical cash flow losses combined with projected future cash flow losses; or the expectation that the Assets will be sold or disposed of significantly before the end of the useful life of the Assets. The Company concluded that there were no indications of impairment requiring further testing during the year ended December 29, 2012.
If the Company concluded that, based on its review of current facts and circumstances, there were indications of impairment, testing of the applicable Assets would be performed. The recoverability of the Assets to be held and used is tested by comparing the carrying amount of the Assets at the date of the test to the sum of the estimated future undiscounted cash flows expected to be generated by those Assets over the remaining useful life of the Assets. In estimating the future undiscounted cash flows, the Company uses projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and eventual disposition of the Assets. This approach requires significant judgments including the Company's projected net cash flows, which are derived using the most recent available estimate for the reporting unit containing the Assets tested. Several key assumptions would include periods of operation, projections of product pricing, production levels, product costs, market supply and demand, and inflation. If it is determined that the carrying amount of the Assets are not recoverable, an impairment loss would be calculated equal to the excess of the carrying amount of the Assets over their fair value. Assets classified as held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. Assets to be disposed of other than by sale are classified as held and used until the Assets are disposed or use has ceased.
Goodwill
The Company has goodwill of $1,355,000 recorded as part of its 1996 acquisition of Manufacturers Soap and Chemical Company, operating within the Chemicals Segment, $1,000,000 recorded as part of its 2009 acquisition of Ram-Fab, Inc. and $15,898,000 recorded as part of its current year acquisition of Palmer, both operating within the Metals Segment. Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is tested for impairment at least on an annual basis. The initial step of the goodwill impairment test involves a comparison of the fair value of the reporting unit in which the goodwill is recorded, with its carrying amount. If the reporting unit's fair value exceeds its carrying value, no impairment loss is recognized and the second step, which is a calculation of the impairment, is not performed. However, if the reporting unit's carrying value exceeds its fair value, an impairment charge equal to the difference in the carrying value of the goodwill and the implied fair value of the goodwill is recorded. Implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to the assets and liabilities of the reporting unit as if it had been acquired in a business combination. The excess of the fair value of the reporting unit over the amounts allocated to assets and liabilities is the implied fair value of goodwill.
In making our determination of fair value of the reporting unit, we rely on the discounted cash flow method. This method uses projections of cash flows from the reporting unit. This approach requires significant judgments including the Company's projected net cash flows, the weighted average cost of capital ("WACC") used to discount the cash flows and terminal value assumptions. We derive these assumptions used in the testing from several sources. Many of these assumptions are derived from our internal budgets, which would include existing sales data based on current product lines and assumed production levels, manufacturing costs and product pricing. We believe that our internal forecasts are consistent with those that would be used by a potential buyer in valuing our reporting units.
The WACC rate is based on an average of the capital structure, cost of capital and inherent business risk profiles of the Company. The assumptions used in the valuation are interrelated. The continuing degree of interrelationship of these assumptions is, in and of itself a significant assumption. Because of the interrelationships among the assumptions, we do not believe it would be meaningful to provide a sensitivity analysis on any of the individual assumptions. However, one key assumption in our valuation model is the WACC. If the WACC, which is used to discount the projected cash flows, were higher, the measure of the fair value of the net assets of the reporting unit would decrease. Conversely, if the WACC were lower, the measure of the fair value of the net assets of the reporting unit would increase. Changes in any of the Company's other estimates could also have a material effect on the estimated future undiscounted cash flows expected to be generated by the reporting unit's assets.
Based on the Company's goodwill impairment test in the fourth quarter of 2012, each reporting unit's fair value exceeded its carrying value, therefore no further testing was required and no impairment loss was recognized.
Liquidity and Capital Resources
Cash flows provided by operating activities during 2012 totaled $1,635,000 and cash flows used in operating activities in 2011 totaled $3,858,000, an improvement in cash flows of $5,493,000. Cash flows in 2012 were generated from net income totaling $7,634,000 before depreciation and amortization expense of $3,399,000. Since the Company acquired Palmer on August 21, 2012, cash flows resulting from changes in operating assets and liabilities cannot be determined simply by subtracting 2012 balance sheet amounts from 2011 values. The net value of all assets and liabilities acquired are shown in the "Acquisition of Palmer of Texas" line in the investing activities section of the Consolidated Statements of Cash Flows. Accordingly, these individual acquired balances represent beginning balances for Palmer cash flow purposes. Cash flows were adversely affected by a $1,422,000 increase in inventories in 2012, as year-end balances increased, net of reserves, from $43,063,000 at the end of 2011 for historical Synalloy operations plus the $5,678,000 Palmer beginning balance to $50,163,000 at the end of 2012. Substantially all of the increase occurred in the Specialty Chemicals Segment to support higher 2013 sales projections, including the additional defoamer business acquired during 2012. Accounts payable also adversely affected cash flows by $4,152,000 in 2012 as there were significant inventory purchases in the fourth quarter of 2011 in the Metals Segment which increased the 2011 year-end accounts payable balance combined with lower nickel surcharges included in 2012's year-end accounts payable balance. Operating cash flows were also unfavorably affected by higher other assets and liabilities, net. A receivable from the prior owners of Palmer was established in December 2012 for $1,494,000 which resulted from the final working capital adjustment, uncollected accounts receivable and other items detailed in the SPA. This receivable was settled in January 2013.
Cash flows used in operating activities during 2011 and 2010 totaled $3,858,000 and $6,048,000, respectively, an improvement in cash flows of $2,190,000. Cash flows in 2011 were generated from net income totaling $8,456,000 before depreciation and amortization expense of $2,659,000. Cash flows were adversely affected by an $8,710,000 increase in inventories in 2011, as year-end balances increased, net of reserves, from $34,353,000 at the end of 2010 to $43,063,000 at the end of 2011. Substantially all

of the increase occurred in the Metals Segment to support higher 2012 sales projections, a sales mix shift to higher cost special alloy products along with the Company deciding to begin stocking select special alloy finished goods products to be responsive to projected customer demands. Accounts receivable increased by $6,609,000 in 2011, net of reserves, as a result of the higher Metals Segment sales activity during the fourth quarter of 2011 compared to the same period of 2010, combined with an increased number of days sales outstanding for fabrication sales. Higher priced special alloy inventory purchases made during the fourth quarter of 2011 increased the accounts payable balance at the end of 2011 by $2,369,000 when compared to the 2010 year-end balance. Operating cash flows were favorably affected by higher accrued expenses at the end of 2011 compared to the end of 2010 of $1,806,000, as profit based incentives increased $1,019,000 reflecting higher profits earned and advances from customers (prepayments from customers used to purchase raw materials required for piping systems projects) increased $470,000 in 2011 compared to 2010.
In 2012, the Company's current assets increased $16,284,000 and current liabilities increased $6,709,000, from the year ended 2011 amounts, which caused working capital for 2012 to increase by $9,575,000 to $65,919,000 from the 2011 total of $56,344,000. The current ratio for the year ended December 29, 2012, decreased to 3.6:1 from the 2011 year-end ratio of 4.1:1.
On August 21, 2012, the Company acquired all of the outstanding stock of Palmer, a leading manufacturer of liquid storage solutions and separation equipment for the petroleum, municipal water, wastewater , chemical and food industries. In recent years, Palmer's business has been focused on providing fiberglass and steel tanks to the oil industry. Its primary facility in Andrews, Texas is strategically located in the heart of the Permian Basin of west Texas and also serves other liquid rich shale areas including the Anadarko Basin, Eagle Ford Shale and the Barnett Shale. With approximately 130 employees, Palmer generated $36 million in revenues for the trailing twelve months ended July 31, 2012.
The Company paid approximately $27,895,000 for this acquisition. The prior shareholders of Palmer have the ability to receive additional earn-out payments ranging from $2,500,000 to $10,500,000 if the business unit achieves targeted levels of EBITDA over a three year period following closing; the Company will have the ability to claw-back portions of the purchase price over a two year period following closing if EBITDA falls below baseline levels. The Company is currently forecasting earn-out payments totaling $8,500,000, which was discounted to a present value of $8,152,000 using our incremental borrowing rate of 2 percent. $2,500,000 of this liability was classified as a current liability since the first payment is expected to be made within the next year. The various assumptions and projections used in the earn-out projections were reviewed at December 29, 2012 with no additional adjustments required. Any future changes to the projected earn-out payments as a result of our quarterly review of forecasted EBITDA would be reflected as an adjustment to earnings in that period. The Company funded the purchase price through an increase in its existing credit facility and new long-term debt in the amount of $22.5 million. The transaction is expected to be immediately accretive to the Company's earnings. The operating results of Palmer are included in the Metals Segment.
The liability for the projected earn-out payments represent the only fair value asset or liability that is represented as a Level 3 liability. There were no transfers of assets or liabilities between Level 1, Level 2 or Level 3 in the years ended December 29, 2012 or December 31, 2011. There have also been no changes in the fair value methodologies used by the Company.
The Company also used cash during 2012 for investing activities to fund capital expenditures of $4,740,000. Financing activities during 2012 generated $31,910,000 through net borrowings on long-term debt and the Company paid a $0.25 dividend on December 10, 2012 which used $1,596,000. The Company expects that existing cash balances, cash flows from 2013 operations and available borrowings will be sufficient to make debt payments and fund estimated 2013 capital expenditures of $4,800,000.
On June 30, 2010, the Company entered into a Credit Agreement with a regional bank to provide a $20,000,000 line of credit that was to expire on June 30, 2013. This agreement was amended by the bank on August 19, 2011 to extend the maturity date of the Credit Agreement by one additional year to June 30, 2014.  In connection with the Palmer acquisition discussed in Note 16 to the Consolidated Financial Statements included in Item 8 of this Form 10-K, on August 21, 2012, the Company modified the Credit Agreement to increase the limit of the credit facility by $5,000,000 to a maximum of $25,000,000, and extended the maturity date to August 21, 2015. On October 22, 2012, the Company modified this agreement to increase the limit by an additional $5,000,000 to a maximum of $30,000,000. This increase will be in effect for one year after which the maximum line of credit will revert back to $25,000,000 on October 22, 2013. None of the other provisions of the Credit Agreement were changed as a result of this modification. Interest on the Credit Agreement is calculated using the One Month LIBOR (as defined in the Credit Agreement), plus a pre-defined spread, based on the Company's Total Funded Debt to EBITDA ratio (as defined in the Credit Agreement). Borrowings under the line of credit are limited to an amount equal to a borrowing base calculation that includes eligible accounts receivable, inventories and other non-capital assets.
The Credit Agreement modification on August 21, 2012 also provided for a ten-year term loan in the amount of $22,500,000 that requires equal monthly payments of $187,500 plus interest. In conjunction with the new term loan, to mitigate the variability of the interest rate risk, the Company entered into an interest rate swap contract (the "interest rate swap") on August 21, 2012 with its current bank. The interest rate swap is for an initial notional amount of $22,500,000 with a fixed interest rate of 3.74 percent, and runs for ten years, expiring on August 21, 2022, which equates to the date of the term loan. The notional amount of the interest rate swap decreases as monthly principal payments are made. Although the swap is expected to effectively offset variable interest in the borrowing, hedge accounting will not be utilized. Therefore, changes in its fair value are being recorded in current assets or liabilities, as appropriate, with corresponding offsetting entries to other income (expense).
Pursuant to the Credit Agreement, the Company was required to pledge all of its tangible and intangible properties, including the acquired assets of Palmer. Covenants under the Credit Agreement include maintaining a certain Total Funded Debt to EBITDA ratio (as defined in the Credit Agreement), a minimum tangible net worth, and total liabilities to tangible net worth ratio. The Company will also be limited to a maximum amount of capital expenditures per year, which is in line with the Company's currently projected needs. At December 29, 2012, the Company was in compliance with all debt covenants.
Results of Operations
Comparison of 2012 to 2011 - Consolidated
For the fiscal year ending December 29, 2012, the Company generated net earnings of $4,235,000, or $0.66 per share, on sales of $197,659,000, compared to net earnings of $5,797,000, or $0.91 per share, on sales of $170,575,000 in the prior year. The Company generated net earnings of $965,000, or $0.15 per share, on sales of $53,138,000 in the fourth quarter of 2012, compared to net earnings of $1,017,000, or $0.16 per share, on sales of $40,241,000 in the fourth quarter of 2011.
Consolidated gross profit increased four percent to $21,928,000 in 2012, compared to $21,090,000 in 2011, and, as a percent of sales, decreased to eleven percent of sales in 2012 compared to twelve percent of sales in 2011. For the fourth quarter of 2012, consolidated gross profit was $5,893,000, an increase of 23 percent from the fourth quarter of 2011 of $4,783,000.  Consolidated gross profit was eleven percent of sales for the fourth quarter of 2012 and twelve percent of sales for same period of 2011. The increases in dollars and in percentage of sales were attributable to the Specialty Chemicals Segment as discussed in the Specialty Chemicals Segment Comparison of 2012 to 2011 below. Consolidated selling, general and administrative expense for 2012 increased by $1,856,000 to $14,140,000 compared to $12,284,000 for 2011, and was seven percent of sales for both 2012 and 2011. These costs increased $355,000 during the fourth quarter of 2012 compared to the same period of 2011 and decreased to seven percent of sales from nine percent of sales for the fourth quarters of 2012 and 2011, respectively. The dollar increase for both the year and fourth quarter of 2012 when compared to the same periods of 2011 resulted primarily from higher professional fees, travel and amortization connected with the Palmer acquisition, an increase in management performance-based incentives, higher sales commissions and increased salaries and wages. These costs were partially offset by a decrease in bad debt expense for the Chemicals Segment. In addition, the Company incurred $881,000 one-time acquisition costs associated with the Palmer acquisition in 2012. These costs were $252,000 for the fourth quarter of 2012. All of these items will be discussed in greater detail in the respective sections below.
Comparison of 2011 to 2010 - Consolidated
For the fiscal year ending December 31, 2011, the Company generated net earnings of $5,797,000, or $0.91 per share, on sales of $170,575,000, compared to net earnings of $4,034,000, or $0.64 per share, on sales of $151,121,000 in the prior year.
Consolidated gross profit increased 33 percent to $21,090,000 in 2011, compared to $15,916,000 in 2010, and, as a percent of sales, increased to twelve percent of sales in 2011 compared to eleven percent of sales in 2010. The increases in dollars and in percentage of sales were attributable to the Metals Segment as discussed in the Metals Segment Comparison of 2011 to 2010 below. Consolidated selling, general and administrative expense for 2011 increased by $2,560,000, compared to 2010, and was seven percent of sales for 2011, up from six percent for 2010. The dollar increase for 2011 when compared to the same periods of 2010 resulted primarily from an $850,000 increase in bad debt expense for the Chemicals Segment, an increase in management performance based incentives, the loss of outsourcing reimbursements and higher salaries and wages, employee benefits and contract labor. All of these items will be discussed in greater detail in the respective sections below.

Metals Segment – The following table summarizes operating results and backlogs for the three years indicated. Reference should be made to Note 13 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

	2012		2011		2010
(in thousands)	Amount	%	Amount	%	Amount	%
Net sales	$146,285	100.0%	$127,727	100.0%	$108,544	100.0%
Cost of goods sold	132,596	90.6%	112,445	88.0%	99,367	91.5%
Gross profit	13,689	9.4%	15,282	12.0%	9,177	8.5%
Selling, general and administrative expense	7,551	5.2%	6,029	4.7%	5,403	5.0%
Operating income	$6,138	4.2%	$9,253	7.3%	$3,774	3.5%
Year-end backlogs - Piping systems	$19,254		$22,743		$25,300

Comparison of 2012 to 2011 – Metals Segment
The Metals Segment sales increased 15 percent for 2012 as compared to 2011 primarily as a result of the addition of Palmer for 19 weeks in 2012 plus a 13 percent increase in unit volumes partially offset by an eight percent decrease in average selling prices. Sales for the fourth quarter of 2012 totaled $40,051,000, an increase of 34 percent over 2011 results. Excluding Palmer results, sales for the fourth quarter 2012 would have been up six percent over the prior year. The fourth quarter sales increase resulted from a 13 percent increase in unit volumes partially offset by a seven percent decrease in average selling prices. Gross profit for 2012 decreased ten percent to $13,689,000, or nine percent of sales, compared to 2011's year-end total of $15,282,000, or twelve percent of sales. For the fourth quarter of 2012, gross profit was $3,844,000, or ten percent of sales, an increase of twelve percent over the fourth quarter of 2011 of $3,435,000, or twelve percent of sales. The Segment experienced operating income of $6,138,000, a decrease of 66 percent, and $1,780,000, down four percent, for the year and fourth quarter of 2012, respectively, compared to $3,774,000 and $1,863,000, respectively, for same periods of 2011.
Excluding the effect of Palmer on 2012 sales, the Metals Segment experienced a favorable product mix in 2012 with higher priced non-commodity unit volume increasing 29 percent while commodity unit volume increased four percent.  The favorable product mix also affected the fourth quarter shipments, with non-commodity unit volumes increasing 32 percent for the quarter while commodity unit volumes increased two percent. Special alloy product shipments surpassed prior year levels as a result of increased customer projects and distributor restocking.  The improved unit volumes for the year and fourth quarter are also the result of increased market share in North America and strong increases in international sales.
Operating income for the entire year and fourth quarter of 2012 when compared to the same periods of 2011 was impacted by the following four factors:

a)	Palmer was acquired August 21, 2012 and accordingly, 19 weeks and 13 weeks of their operations were included in the year and fourth quarter of 2012, respectively.

b)
Associated with the acquisition of Palmer, an intangible asset of $9,000,000 was recognized, which represents the fair value of the customer base that was acquired by the Company. This intangible asset will be amortized over a 15-year period using an accelerated amortization method. As a result of this transaction, the year and fourth quarter of 2012 includes $540,000 of amortization expense.

c)
Declining nickel prices resulted in inventory losses in the year and fourth quarter of 2012 of approximately $4,645,000 and $1,150,000, respectively. For the same periods last year, fluctuating nickel prices produced inventory losses of $1,637,000 and $870,000, respectively. As nickel prices decrease, selling prices are reduced accordingly while material costs reflect the higher priced inventory.

d)
In the year and fourth quarter of 2011, operating income for the fabrication unit of our Metals Segment was favorably affected by higher unit selling prices associated with the completion of several large scale lump-sum jobs. The unit realized $4,659,000 and $135,000 of additional billings during the year and fourth quarter of 2011, respectively, from these completed jobs.

Demand for manufactured pipe remains relatively strong, while the fabrication unit continues to deal with excess capacity in the industry which results in margin compression and impacts our sales and profits. Margins on fabrication projects in the fourth quarter of 2012 were the lowest of the entire year.
Selling, general and administrative expense increased $1,522,000, or 25 percent in 2012 when compared to 2011. This expense category was five percent of sales for both periods. The increase resulted from the inclusion of Palmer expenses for a portion of 2012, the amortization of Palmer's intangible asset, an additional provision in 2012 for the collectability of accounts receivable, increased sales commissions, additional salaries and wages in 2012 and higher performance-based bonuses for select segment employees. These higher expense categories were partially offset by increased employee procurement expenses in 2011 as additional sales executives were hired for the fabrication product line.
Comparison of 2011 to 2010 – Metals Segment
The Metals Segment sales increased 18 percent for 2011 as compared to 2010 primarily as a result of a twelve percent increase in average selling prices coupled with a five percent increase in unit volumes.  Gross profit for 2011 increased 67 percent to $15,282,000, or twelve percent of sales, compared to 2010's year-end total of $9,177,000, or nine percent of sales. The Segment experienced operating income of $9,253,000, up 145 percent, for 2011 compared to $3,774,000 for 2010.
The Segment experienced a favorable product mix in 2011 with higher priced non-commodity unit volume increasing 18 percent while commodity unit volume decreased two percent.  Special alloy product shipments surpassed prior year levels as a result of increased customer projects and distributor restocking.  The improved unit volumes for the year are also the result of increased market share in North America and strong increases in international sales.  Pipe manufacturing operating margins strengthened throughout the year due to the favorable product mix while fabrication margins were under pressure from underutilized capacity in the market. Operating income increased for the Segment despite nickel prices falling for most of the year. As nickel prices decrease, selling prices are reduced accordingly while material costs reflect the higher priced inventory. Although there is no way to precisely calculate the effect of price level changes on profits, the Company estimates that for the year the Segment experienced a negative effect of $1,637,000.  Nickel prices rose in the prior year, which resulted in an increase to operating income of $1,031,000 for 2010.
Selling, general and administrative expense increased $626,000, or twelve percent in 2011 when compared to 2010. This expense category was five percent of sales for both periods. The increase resulted from higher performance-based bonuses for select segment employees combined with increased salaries and wages and employee procurement expenses as additional sales executives were hired for the fabrication product line along with wage increases for senior level executives as their responsibilities expanded to include the entire metals segment.
Specialty Chemicals Segment – The following tables summarize operating results for the three years indicated. Reference should be made to Note 13 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

	2012		2011		2010
(Amounts in thousands)	Amount	%	Amount	%	Amount	%
Net sales	$51,374	100.0%	$42,848	100.0%	$42,577	100.0%
Cost of goods sold	43,134	84.0%	37,040	86.4%	35,838	84.2%
Gross profit	8,240	16.0%	5,808	13.6%	6,739	15.8%
Selling, general and administrative expense	3,397	6.6%	3,587	8.4%	2,779	6.5%
Operating income	$4,843	9.4%	$2,221	5.2%	$3,960	9.3%

Comparison of 2012 to 2011 – Specialty Chemicals Segment
Sales for the Specialty Chemicals Segment increased 20 percent for 2012, ending the year at $51,374,000 compared to $42,848,000 in 2011.  Pounds shipped for the year were 18 percent higher than the prior year.  For the fourth quarter of 2012, sales were $13,087,000, up 28 percent from 2011's fourth quarter sales of $10,267,000. Pounds shipped for the fourth quarter were 28 percent higher than the same period of the prior year. The fourth quarter and annual sales increase resulted mainly from the addition of additional defoamer production for a global chemical manufacturer which began in late May 2012 and reached targeted production levels during the third quarter of 2012. Gross profit for the year was $8,240,000, up 42 percent from the prior year amount of $5,808,000.  As a percent of sales, 2012 gross profit was 16 percent of sales and 2011 gross profit was 14 percent of sales.  The fourth quarter showed gross profit of $2,049,000, or 16 percent of sales, and $1,336,000, or 13 percent of sales, for 2012 and 2011, respectively.  Gross profit increased for the year and fourth quarter as a result of higher facility utilization associated with the additional defoamer production combined with the ability to pass along raw material price increases to our customers. Operating income for the year increased 118 percent from the prior year.  Operating income for 2012 was $4,843,000, or nine percent of sales, while 2011 recorded $2,221,000, or five percent of sales.  The Segment showed operating income of $1,102,000, or eight percent of sales, for the fourth quarter of 2012.  The fourth quarter of 2011 recorded an operating loss of $97,000, or one percent of sales. During December 2011, the Segment recorded an $817,000 charge to reserve for the potential uncollectable receivable balances for four customers.  The bulk of the charge was for a customer who experienced financial difficulty during the last half of 2011.  Management attempted to develop a long-term payment strategy for the customer but was never able to develop a plan suitable to both parties.

Selling, general and administrative expense decreased $190,000 or five percent in 2012 when compared to 2011, and decreased to seven percent of sales in 2012 compared to eight percent in 2011. For the fourth quarter, selling, general and administrative expense was $947,000 in 2012, a decrease of $485,000 when compared to the same period of 2011.  The increase in the reserve for potential uncollectable receivables in December 2011, as explained in the prior paragraph, was partially offset by higher sales commissions in 2012.
Comparison of 2011 to 2010 – Specialty Chemicals Segment
Sales for the Specialty Chemicals Segment increased one percent for 2011, ending the year at $42,848,000 compared to $42,577,000 in 2010.  Pounds shipped for the year were eleven percent lower than the prior year.  The Segment experienced a favorable product mix during 2011, with increased sales of higher priced products combined with a slightly higher selling price as the Segment passed along a portion of its raw material cost increases to its customers.  Gross profit for 2011 was $5,808,000, down 14 percent from the prior year amount of $6,739,000.  As a percent of sales, 2011 gross profit was 14 percent of sales and 2010 gross profit was 16 percent of sales.  The reduction in gross profit for the year resulted from increased raw material costs and the Segment's desire to maintain / increase market share by not passing on all of the increased costs to its customers. Operating income for the year decreased 44 percent from the prior year.  Operating income for 2011 was $2,221,000, or five percent of sales, while 2010 recorded $3,960,000, or nine percent of sales.  During December 2011, the Segment recorded an $817,000 charge to reserve for the potential uncollectable receivable balances for four customers.  The bulk of the charge was for a customer who experienced financial difficulty during the last half of 2011.  Management attempted to develop a long-term payment strategy for the customer but was never able to develop a plan suitable to both parties.
Selling, general and administrative expense increased $808,000 or 29 percent in 2011 when compared to 2010, and increased to eight percent of sales in 2011 compared to seven percent in 2010. The increase in the reserve for potential uncollectable receivables in December 2011, as explained in the prior paragraph, resulted in the entire increase.
Unallocated Income and Expense
Reference should be made to Note 13 to the Consolidated Financial Statements, included in Item 8 of this Form 10-K, for the schedule that includes these items.
Comparison of 2012 to 2011 – Corporate
Corporate expenses for 2012 were $3,193,000, or two percent of sales, compared to $2,668,000, or two percent of sales for 2011.  This represents an increase of $525,000 or 20 percent. Directly as a result of the acquisition, the Company incurred higher corporate costs in 2012 for professional fees, travel and non-income related taxes and licenses of approximately $262,000.
The Company also incurred $881,000 of Palmer non-recurring acquisition costs during 2012. These expenditures include $355,000 for professional audit fees associated with due diligence, preparation and audit of historical financial statements and intangible asset identification and valuation, $337,000 related to bank fees associated with the swap agreement, $93,000 of legal fees, $25,000 of travel costs and other various charges of $71,000.
Comparison of 2011 to 2010 – Corporate
Corporate expenses for 2011 were $2,668,000 or two percent of sales, compared to $1,541,000 or one percent of sales for 2010.  This represents an increase of $1,127,000 or 73 percent. The most significant contributor to the increase was higher performance based bonuses for select corporate employees, which increased $622,000 during 2011 compared to 2010.  The Company also experienced higher stock option compensation costs and consulting fees, partially offset by lower professional fees. During the second quarter of 2011, the Company relocated its Corporate Office and the Company was no longer able to provide administrative services to the Spartanburg manufacturing facility which the Company sold in 2009.  This resulted in the loss of reimbursement for the costs of providing these functions to the buyer of this facility during 2011 along with higher office rent expense.

Contractual Obligations and Other Commitments
As of December 29, 2012, the Company's contractual obligations and other commitments were as follows:

(Amounts in thousands)		Payment Obligations for the Year Ended
	Total	2013	2014	2015	2016	2017	Thereafter
Obligations:
Line of credit	$18,061	$—	$—	$18,061	$—	$—	$—
Term loan	21,750	2,250	2,250	2,250	2,250	2,250	10,500
Vehicle loan	56	24	24	8	—	—	—
Interest payments	4,940	1,171	1,087	803	519	435	925
Contingent consideration	8,500	2,500	2,500	3,500	—	—	—
Operating leases	1,011	370	301	193	98	49	—
Purchase obligations	—	—	—	—	—	—	—
Deferred compensation (1)	456	71	71	71	21	21	201
Total	$54,774	$6,386	$6,233	$24,886	$2,888	$2,755	$11,626

(1)	For a description of the deferred compensation obligation, see Note 6 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.
Current Conditions and Outlook
The Metals Segment's business is highly dependent on its customers' capital expenditures. We are seeing improvements in this area with many new projects starting and those projects that were previously put on hold are moving again. The Metals Segment is experiencing a strong level of inquiries, especially in the chemical and petrochemical areas. Even though excess capacity in the fabrication units continues, we are seeing project quote load improvements for both pipe and fabrication jobs. Profit margins on the new project activity are somewhat better than third and fourth quarter levels. Stainless steel surcharges, which affect our cost of raw materials, declined steadily from March to September 2012 (in the range of 26 percent). In the fourth quarter, they were basically steady. For January and February 2013 they have increased somewhat (in the range of eight percent). Our inventory gains and losses are determined by a number of factors including sales mix and the holding period of particular products. As a consequence, there may not be a direct correlation between the direction of stainless steel surcharges and inventory profits or losses at a particular point in time. Our experience has been that over the course of a business cycle, this volatility has tended towards zero. We believe we are the largest and most capable domestic producer of non-commodity stainless steel pipe and an effective producer of commodity stainless steel pipe, which should serve us well in the long run. Our market position remains strong in the commodity pipe market and we are experiencing an upswing in special alloy demand. We also continue to be optimistic about the fabrication business over the long term. Management anticipates continued strong sales of fiberglass and steel tanks as the oil drilling boom continues in the Permian Basin and Eagle Ford Shale areas of Texas. During 2013, we will be focusing on gaining production efficiencies at Palmer to increase tank production.
The fabrication backlog continues to decline but management is seeing recent stabilization. The current backlog remains satisfactory for scheduling and production control. Approximately 45 percent of fabrication's current backlog comes from paper and wastewater treatment projects and 44 percent is for chemical projects. Total fabrication backlog was $19,254,000 at December 29, 2012 and $22,743,000 at December 31, 2011.
Specialty Chemicals Segment's sales and profit improvement should continue in 2013 as the additional defoamer business has been completely implemented in production and the Specialty Chemicals Segment will reflect a full year of higher production in its 2013 results. Management is also pursuing additional sales opportunities for non-defoamer products. Operating margins should remain at current levels as management believes they can be successful in passing raw material price increases to the customer.

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
Fair value of the Company's debt obligations, which approximated the recorded value, consisted of:
At December 29, 2012
$18,061,000 under a $30,000,000 revolving line of credit expiring on August 21, 2015 with a variable interest rate of 2.21 percent.
$21,750,000 under a term loan expiring August 21, 2022 with a variable interest rate of 2.49 percent.
An interest rate swap contract with a notional amount of $21,750,000 which fixes the term loan interest rate at 3.74 percent. The fair value of the interest rate swap contract was a liability to the Company of $450,000.
At December 31, 2011
$8,650,000 under a $20,000,000 revolving line of credit expiring on June 30, 2014 with a variable interest rate of 1.78 percent.

Item 8 Financial Statements and Supplementary Data
The Company's consolidated financial statements, related notes, report of management and report of the independent registered public accounting firm follow on subsequent pages of this report.

Consolidated Balance Sheets
As of December 29, 2012 and December 31, 2011

	2012	2011
Assets
Current assets
Cash and cash equivalents	$1,085,261	$110,138
Accounts receivable, less allowance for doubtful accounts of $1,312,715 and $1,203,000 respectively	31,177,526	26,582,279
Inventories, net
Raw materials	13,975,628	10,120,408
Work-in-process	13,773,037	12,632,301
Finished goods	22,414,727	20,310,029
Total inventories	50,163,392	43,062,738
Deferred income taxes	2,981,439	2,632,145
Prepaid expenses and other current assets	5,514,530	2,250,735
Total current assets	90,922,148	74,638,035

Cash value of life insurance	2,549,220	3,092,430
Property, plant and equipment, net	28,034,930	18,713,524
Goodwill	18,252,678	2,354,730
Deferred charges, net	287,564	117,645
Intangible asset, net	8,460,000	—

Total assets	$148,506,540	$98,916,364

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$2,274,054	$—
Accounts payable	10,523,788	13,043,153
Accrued expenses	12,083,499	5,112,662
Current portion of environmental reserves	122,000	138,000
Total current liabilities	25,003,341	18,293,815

Long-term debt	37,593,309	8,650,431
Long-term environmental reserves	518,000	502,000
Long-term deferred compensation	263,872	293,555
Long-term contingent consideration	5,708,831	—
Deferred income taxes	7,645,119	2,557,662

Shareholders' equity
Common stock, par value $1 per share - authorized 12,000,000 shares; issued 8,000,000 shares	8,000,000	8,000,000
Capital in excess of par value	1,398,612	1,153,889
Retained earnings	76,836,761	74,198,151
	86,235,373	83,352,040
Less cost of common stock in treasury: 1,643,267 and 1,674,156 shares, respectively	14,461,305	14,733,139
Total shareholders' equity	71,774,068	68,618,901
Commitments and contingencies – See Note 11

Total liabilities and shareholders' equity	$148,506,540	$98,916,364

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations
Years ended December 29, 2012, December 31, 2011 and January 1, 2011

	2012	2011	2010
Net sales	$197,658,874	$170,575,298	$151,120,668

Cost of sales	175,730,511	149,485,455	135,204,721

Gross profit	21,928,363	21,089,843	15,915,947

Selling, general and administrative expense	14,140,355	12,284,478	9,723,590
Operating income	7,788,008	8,805,365	6,192,357
Other (income) and expense
Interest expense	600,893	140,784	54,240
Acquisition related costs	880,583	—	—
Change in fair value of interest rate swap	113,648	—	—
Other, net	(148,028)	(85,579)	(11,706)
Income before income taxes	6,340,912	8,750,160	6,149,823
Provision for income taxes	2,106,000	2,953,000	2,116,000

Net income	$4,234,912	$5,797,160	$4,033,823

Net income per common share:
Basic	$0.67	$0.92	$0.64
Diluted	$0.66	$0.91	$0.64

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Cost of Common Stock in Treasury	Total
Balance at January 2, 2010	$8,000,000	$856,021	$69,113,403	$(15,248,682)	$62,720,742

Net income	—	—	4,033,823	—	4,033,823
Payment of dividends, $0.50 per share	—	—	(3,165,831)	—	(3,165,831)
Issuance of 13,949 shares of common stock from the treasury	—	(55,220)	—	122,707	67,487
Stock options exercised for 8,884 shares, net	—	(37,908)	—	76,974	39,066
Employee stock option and grant compensation	—	179,814	—	—	179,814
Balance at January 1, 2011	8,000,000	942,707	69,981,395	(15,049,001)	63,875,101

Net income	—	—	5,797,160	—	5,797,160
Payment of dividends, $0.25 per share	—	—	(1,580,404)	—	(1,580,404)
Issuance of 18,280 shares of common stock from the treasury	—	(72,247)	—	160,835	88,588
Stock options exercised for 18,155 shares, net	—	6,876	—	155,027	161,903
Employee stock option and grant compensation	—	276,553	—	—	276,553
Balance at December 31, 2011	8,000,000	1,153,889	74,198,151	(14,733,139)	68,618,901

Net income	—	—	4,234,912	—	4,234,912
Payment of dividends, $0.25 per share	—	—	(1,596,302)	—	(1,596,302)
Issuance of 19,089 shares of common stock from the treasury	—	(113,071)	—	167,990	54,919
Stock options exercised for 11,800 shares, net	—	20,044	—	103,844	123,888
Employee stock option and grant compensation	—	337,750	—	—	337,750
Balance at December 29, 2012	$8,000,000	$1,398,612	$76,836,761	$(14,461,305)	$71,774,068

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Years ended December 29, 2012, December 31, 2011 and January 1, 2011

	2012	2011	2010
Operating activities
Net income	$4,234,912	$5,797,160	$4,033,823
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	2,831,718	2,631,864	2,631,785
Amortization expense	567,693	26,958	10,680
Deferred income taxes	53,697	121,192	(116,000)
Provision for losses on accounts receivable	106,883	792,719	62,617
Provision for (reduction of) losses on inventories	484,070	(599,981)	1,356,057
(Gain) loss on sale of property, plant and equipment	(76,184)	198	5,372
Cash value of life insurance	(190,996)	(62,864)	(69,929)
Change in fair value of interest rate swap	113,648	—	—
Environmental reserves	—	(296,456)	(188,544)
Issuance of treasury stock for director fees	99,995	78,704	67,487
Employee stock option and grant compensation	337,750	276,553	179,814
Changes in operating assets and liabilities:
Accounts receivable	246,899	(7,402,098)	(5,994,387)
Inventories	(1,906,355)	(8,110,000)	(10,204,490)
Other assets and liabilities, net	(1,668,773)	(973,550)	(17,103)
Accounts payable	(4,151,832)	2,369,076	4,092,446
Accrued expenses	1,195,374	1,806,371	(2,514,456)
Accrued income taxes	(643,636)	(313,626)	616,885
Net cash provided by (used in) operating activities	1,634,863	(3,857,780)	(6,047,943)
Investing activities
Purchases of property, plant and equipment	(4,739,728)	(3,185,129)	(5,095,254)
Proceeds from sale of property, plant and equipment	153,850	31,490	63,032
Acquisition of Palmer of Texas	(27,895,209)	—	—
Cash received from Palmer of Texas acquisition	1,389,054	—	—
Proceeds from life insurance settlement	734,206	—	—
Net cash used in investing activities	(30,357,827)	(3,153,639)	(5,032,222)
Financing activities
Net borrowings from line of credit	9,410,463	8,431,156	219,275
Borrowings from long-term debt	22,500,000	—	—
Payments on long-term debt	(759,962)	—	—
Proceeds from notes receivable	20,000	—	—
Proceeds from exercised stock options	123,888	161,903	39,066
Dividends paid	(1,596,302)	(1,580,404)	(3,165,831)
Net cash provided by (used in) financing activities	29,698,087	7,012,655	(2,907,490)
Increase (decrease) in cash and cash equivalents	975,123	1,236	(13,987,655)
Cash and cash equivalents at beginning of year	110,138	108,902	14,096,557
Cash and cash equivalents at end of year	$1,085,261	$110,138	$108,902

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 Summary of Significant Accounting Policies
Description of Business
Synalloy Corporation, a Delaware corporation, was incorporated in 1958 as the successor to a chemical manufacturing business founded in 1945. Its charter is perpetual. The name was changed on July 31, 1967 from Blackman Uhler Industries, Inc. On June 3, 1988, the state of incorporation was changed from South Carolina to Delaware. The Company's executive offices are located at 775 Spartan Boulevard, Suite 102, Spartanburg, South Carolina 29301 and 4301 Dominion Boulevard, Suite 130, Glen Allen, Virginia 23060.
The Company's business is divided into two segments, the Metals Segment and the Specialty Chemicals Segment. The Metals Segment operates as BRISMET, BristolFab, Ram-Fab and Palmer. BRISMET manufactures pipe, BristolFab fabricates piping systems from stainless steel and other alloys, Ram-Fab fabricates piping systems from carbon, chrome, stainless steel and other alloys, and Palmer manufactures liquid storage solutions and separation equipment. The Specialty Chemicals Segment operates as Manufacturers Chemicals and produces specialty chemicals.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. The Metals Segment is comprised of three wholly-owned subsidiaries: Synalloy Metals, Inc. which owns 100 percent of Bristol Metals, LLC, located in Bristol, Tennessee; Ram-Fab, LLC, located in Crossett, Arkansas and Palmer of Texas Tanks, Inc, located in Andrews, Texas. The Specialty Chemicals Segment consists of the Company's wholly-owned subsidiary Manufacturers Soap and Chemical Company which owns 100 percent of Manufacturers Chemicals, LLC, located in Cleveland, Tennessee and Dalton, Georgia. All significant intercompany transactions have been eliminated.
Accounting Period
The Company's fiscal year is the 52 or 53 week period ending the Saturday nearest to December 31. Fiscal year 2012 ended on December 29, 2012, fiscal year 2011 ended on December 31, 2011 and fiscal year 2010 ended on January 1, 2011, each year having 52 weeks.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  The Company maintains cash balances at financial institutions with strong credit ratings.
Accounts Receivable
Accounts receivable from the sale of products are recorded at net realizable value and the Company generally grants credit to customers on an unsecured basis. Substantially all of the Company's accounts receivables are due from companies located throughout the United States. The Company provides an allowance for doubtful collections and for disputed claims and quality issues. The allowance is based upon a review of outstanding receivables, historical collection information and existing economic conditions. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables are generally due within 30 to 45 days. Delinquent receivables are written off based on individual credit evaluations and specific circumstances of the customer.
Included in the SPA of Palmer, the sellers guaranteed the collectability of the acquired accounts receivable. Per the SPA, at 120 days after the acquisition date, an allowance for doubtful accounts was established for all open, pre-acquisition receivables of $821,000, with an offsetting increase in the amount due from the sellers. Subsequent collections on these accounts by the Company will be reimbursed to the sellers.
Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and current market conditions. Based upon historical results, the Company also maintains an inventory reserve to provide for the amount of estimated inventory quantity loss since the last physical inventory. As of December 29, 2012 and December 31, 2011, inventories have been reduced by $2,383,000 and $2,699,000, respectively, for obsolescence, market and physical inventory reserves.

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
Goodwill, Intangible Assets and Deferred Charges
Goodwill, arising from the excess of purchase price over fair value of net assets of businesses acquired, is not amortized but is reviewed annually in the fourth quarter for impairment. Intangible assets represents the fair value of intellectual, non-physical assets resulting from a business acquisition. Deferred charges represent other intangible assets such as debt service costs. Intangible assets and deferred charges are amortized over their estimated useful lives. Deferred charges are amortized over a period ranging from 3 to 10 years and intangible assets are amortized over a period of 15 years. Deferred charges and intangible assets totaled $9,352,895 and $155,283 at December 29, 2012 and December 31, 2011, respectively. Accumulated amortization of deferred charges and intangible assets as of December 29, 2012 and December 31, 2011 totaled $605,000 and $37,000, respectively. Estimated amortization for the next five fiscal years based on existing deferred charges and intangible assets is: 2013 - $1,588,000, 2014 - $1,347,000, 2015 - $1,153,000; 2016 - $984,000; 2017 - $864,000; and thereafter - $2,812,000.
Revenue Recognition
Revenue from product sales is recognized at the time ownership of goods transfers to the customer and the earnings process is complete, which is typically on the date the inventory is shipped to the customer.
Shipping Costs
Shipping costs of approximately $3,445,000, $3,088,000 and $2,669,000 in 2012, 2011 and 2010, respectively, are recorded in cost of goods sold.
Research and Development Expenses
The Company incurred research and development expense of approximately $612,000, $352,000 and $392,000 in 2012, 2011 and 2010, respectively.
Earnings Per Share of Common Stock
Earnings per share of common stock are computed based on the weighted average number of shares outstanding during each period. See Note 12.
Fair Value Disclosures
The Company makes estimates of fair value in accounting for certain transactions, in testing and measuring impairment, and in providing disclosures of fair value in its consolidated financial instruments. The Company determines the fair values of its financial instruments for disclosure purposes by maximizing the use of observable inputs and minimizing the use of unobservable inputs when measuring fair value. Fair value disclosures for assets and liabilities are grouped in three levels. The levels prioritize the inputs used to measure the fair value of the assets or liabilities. These levels are:
Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2 - Inputs other than quoted prices that are observable for assets and liabilities, either directly or indirectly. These inputs include quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are less active.
Level 3 - Unobservable inputs that are supported by little or no market activity for assets or liabilities and includes certain pricing models, discounted cash flow methodologies and similar techniques.
Estimates of fair value using levels 2 and 3 may require judgments as to the timing and amount of cash flows, discount rates, and other factors requiring significant judgment, and the outcomes may vary widely depending on the selection of these assumptions. The Company's most significant fair value estimates in 2012 and 2011 related to purchase accounting adjustments in the Palmer acquisition, including the measurement of the contingent consideration, estimating the fair value of the reporting units in testing goodwill for impairment, estimating the fair value of the interest rate swap, and providing disclosures of the fair values of financial instruments.
As of December 29, 2012 and December 31, 2011, the carrying amount for cash and cash equivalents, accounts receivable, accounts payable and borrowings under the Company's line of credit and term loan, which are based on variable interest rates, approximates their fair value.
The Company does not currently have any Level 1 financial assets or liabilities.  The Company has two Level 2 financial assets and liabilities. Cash value of life insurance had a fair value of $2,549,000 and $3,092,000 at December 29, 2012 and December 31, 2011, respectively. The fair value of the life insurance policies was determined by the underwriting insurance company's valuation models and represents the guaranteed value the Company would receive upon surrender of these policies. Changes in its fair value were recorded in non-current assets with corresponding offsetting entries to selling, general and administrative expense. Also, the interest rate swap contract had a fair value of $450,000 at December 29, 2012. The interest rate swap was priced using discounted cash flow techniques which are corroborated by using non-binding market prices. Changes in its fair value were recorded in current assets or liabilities, as appropriate, with corresponding offsetting entries to other income (expense). Significant inputs to the discounted cash flow model include projected future cash flows based on projected one-month LIBOR and the average margin for companies with similar credit ratings and similar maturities. These are classified as Level 2 as they are not actively traded and are valued using pricing models that use observable market inputs. The Company had no interest rate swap contracts at December 31, 2011.
The contingent consideration payments, discussed in Note 16, are classified as Level 3. The amount of the total earn-out liability to the prior owners was determined using management's best estimate of EBITDA for the three-year earn-out period which will determine the amount of the ultimate payment to be made. Factors such as volume increases, selling price increases and inflation were used to develop a base projection. The Company believes additional costs will be required to improve employee turnover, safety, internal controls, etc. These estimated costs were deducted in order to determine projected EBITDA. The Company's current cost of borrowing was used to determine the present value of these expected payments. Each quarter-end, the Company will re-evaluate their assumptions and adjust to the estimated present value of the expected payments to be made.
The following table presents a summary of changes in fair value of the Company's Level 3 liabilities measured on a recurring basis for 2012 and 2011:

Level 3 Inputs
Balance at December 31, 2011	$—
Present value contingent consideration liability associated with the Palmer acquisition	8,152,031
Interest expense charged during the year	56,800
Change in fair value of contingent consideration liability	—
Balance at December 29, 2012	$8,208,831
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 in the year ended December 29, 2012 or December 31, 2011. There have also been no changes in the fair value methodologies used by the Company.
Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, primarily for testing goodwill for impairment, determining proper period-end balances for certain employee benefit accruals, estimating fair value of identifiable assets acquired and liabilities assumed as a result of business acquisitions and for establishing reserves on accounts receivable, inventories and environmental issues, that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
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

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation in the accompanying consolidated financial statements. These reclassifications had no material effect on previously reported results of operations or shareholders' equity.
Subsequent Events
Management has evaluated subsequent events through the date of filing this Form 10-K.

Note 2 Property, Plant and Equipment
Property, plant and equipment consist of the following:

	2012	2011
Land	$732,213	$515,105
Land improvements	707,286	681,278
Buildings	16,225,324	12,224,712
Machinery, fixtures and equipment	47,588,233	42,747,487
Construction-in-progress	3,748,831	2,378,018
	69,001,887	58,546,600
Less accumulated depreciation	40,966,957	39,833,076

Property, plant and equipment, net	$28,034,930	$18,713,524

The Company recorded depreciation expense of $2,832,000 in 2012 and $2,632,000 for 2011 and 2010, respectively.

Note 3 Long-term Debt

	2012	2011
$ 30,000,000 Revolving line of credit, due August 21, 2015	$18,060,894	$8,650,431
$ 22,500,000 Term loan, due August 21, 2022	21,750,000	—
Vehicle loan	56,469	—
	39,867,363	8,650,431
Less current installments	2,274,054	—
Total long-term debt	$37,593,309	$8,650,431
On June 30, 2010, the Company entered into a Credit Agreement with a regional bank to provide a $20,000,000 line of credit that was to expire on June 30, 2013. This agreement was amended by the bank on August 19, 2011 to extend the maturity date of the Credit Agreement by one additional year to June 30, 2014.  In connection with the Palmer acquisition discussed in Note 16, on August 21, 2012, the Company modified the Credit Agreement to increase the limit of the credit facility by $5,000,000 to a maximum of $25,000,000, and extended the maturity date to August 21, 2015. On October 22, 2012, the Company modified this agreement to increase the limit by an additional $5,000,000 to a maximum of $30,000,000. This increase will be in effect for one year after which the maximum line of credit will revert back to $25,000,000 on October 22, 2013. None of the other provisions of the Credit Agreement were changed as a result of this modification. Interest on the Credit Agreement is calculated using the One Month LIBOR (as defined in the Credit Agreement), plus a pre-defined spread, based on the Company's Total Funded Debt to EBITDA ratio (as defined in the Credit Agreement). Borrowings under the line of credit are limited to an amount equal to a borrowing base calculation that includes eligible accounts receivable, inventories and other non-capital assets.
The Credit Agreement modification on August 21, 2012 also provided for a ten-year term loan in the amount of $22,500,000 that requires equal monthly payments of $187,500 plus interest. In conjunction with the new term loan, to mitigate the variability of the interest rate risk, the Company entered into an interest rate swap contract (the "interest rate swap") on August 21, 2012 with its current bank. The interest rate swap is for an initial notional amount of $22,500,000 with a fixed interest rate of 3.74 percent, and a term of ten years, expiring on August 21, 2022, which is consistent with the maturity of the term loan. The notional amount of the interest rate swap decreases as monthly principal payments are made. Although the swap is expected to effectively offset variable interest in the borrowing, hedge accounting will not be utilized. Therefore, changes in its fair value are being recorded in current assets or liabilities, as appropriate, with corresponding offsetting entries to other income (expense). As of December 29, 2012, the Company recorded a liability of $450,000 for the fair value of the interest rate swap. A portion of the initial change in fair value on the interest rate swap was deemed to be attributable to a cost of underwriting the term loan obtained for the Palmer acquisition, therefore $337,000 of the total change in fair value was classified as an acquisition cost, and the remainder as other income (expense). In future periods, the change in fair value will be charged or credited to other income or expense.
Pursuant to the Credit Agreement, the Company was required to pledge all of its tangible and intangible properties, including the acquired assets of Palmer. Covenants under the Credit Agreement include maintaining a certain Total Funded Debt to EBITDA ratio (as defined in the Credit Agreement), a minimum tangible net worth, and total liabilities to tangible net worth ratio. The Company will also be limited to a maximum amount of capital expenditures per year, which is in line with the Company's currently projected needs. At December 29, 2012, the Company was in compliance with all debt covenants.
The line of credit interest rates were 2.21 percent, 1.78 percent, and 1.76 percent at December 29, 2012, December 31, 2011, and January 1, 2011, respectively. Additionally, the Company is required to pay a fee equal to 0.125 percent on the average daily unused amount of the line of credit on a quarterly basis.  As of December 29, 2012, the amount available for borrowing under the line of credit was $30,000,000 of which $18,060,894 was borrowed, leaving $11,939,106 of availability. Average line of credit borrowings outstanding during fiscal 2012, 2011 and 2010 were $11,045,000, $5,663,000 and $1,079,000 with weighted average interest rates of 1.82 percent, 1.73 percent and 1.82 percent, respectively.
The Company also has one vehicle loan with a bank that was acquired with the acquisition of Palmer (Note 16). The loan is due in monthly installments of $2,039 including principal and interest, expiring April 16, 2015. The interest rate on the vehicle loan is fixed at 0.90 percent. The vehicle loan is secured by the vehicle.
Scheduled maturities of total long-term debt obligations are as follows: 2013 - $2,274,000; 2014 - $2,274,000; 2015 - $20,319,000; 2016 - $2,250,000; 2017 - $2,250,000; and thereafter - $10,500,000.
The Company made interest payments on all credit facilities of $492,000 in 2012, $114,000 in 2011 and $37,000 in 2010.

Note 4 Accrued Expenses
Accrued expenses consist of the following:

	2012	2011
Salaries, wages and commissions	$3,275,685	$2,176,495
Current portion of contingent consideration	2,500,000	—
Advances from customers	2,015,246	1,146,559
Insurance	1,008,434	958,615
Taxes, other than income taxes	1,600,762	68,377
Benefit plans	260,810	175,943
Interest	482,503	4,928
Professional fees	259,933	225,000
Other accrued items	680,126	356,745
Total accrued expenses	$12,083,499	$5,112,662

Note 5 Environmental Compliance Costs
At December 29, 2012, the Company had accrued $640,000 in remediation costs which, in management's best estimate, is sufficient to satisfy anticipated costs of known remediation requirements as outlined below. Expenditures related to costs currently accrued are not discounted to their present values and are expected to be made over the next three to four years. As a result of the evolving nature of the environmental regulations, the difficulty in estimating the extent and remedy of environmental contamination, and the availability and application of technology, the estimated costs for future environmental compliance and remediation are subject to uncertainties and it is not possible to predict the amount or timing of future costs of environmental matters which may subsequently be determined.

Prior to 1987, the Company utilized certain products at its chemical facilities that are currently classified as hazardous materials. Testing of the groundwater in the areas of the former wastewater treatment impoundments at these facilities disclosed the presence of certain contaminants. In addition, several solid waste management units ("SWMUs") at the plant sites have been identified. In 1998, the Company completed a Resource Conservation and Recovery Act ("RCRA") Facility Investigation at its Spartanburg plant site, and based on the results, completed a Corrective Measures Study in 2000. A Corrective Measures Plan specifying remediation procedures to be performed was submitted in 2000 and the Company received regulatory approval. In prior years, remediation projects were completed to clean up all 14 SWMUs on the Spartanburg plant site at a cost of approximately $968,000. On October 2, 2009, the Company entered into an Asset Purchase Agreement and sold the Spartanburg facilities. As part of the Agreement, the purchaser agreed to assume any and all future unidentified environmental liabilities at the site and pay all future annual monitoring and reporting costs required by the RCRA permit covering the site. The Company has completed all of the RCRA-Permit required cleanup projects.
At the former Augusta plant site, the Company submitted a Baseline Risk Assessment and Corrective Measures Plan for regulatory approval. A Closure and Post-Closure Care Plan was submitted and approved in 2001 for the closure of the surface impoundment (former regulated unit). The Company completed and certified closure of the surface impoundment during 2002. During 2005, the Company completed a preliminary analysis of remedial alternatives to eliminate direct contact with surface soils based on the Baseline Risk Assessment.  In 2011, the Company identified a concentration of soil contamination.  With the approval of the Georgia Department of Natural Resources, Environmental Protection Division ("EPD"), the affected soil was removed and the section of the property was backfilled with clean fill material plus selected chemicals to clean any impurities left behind.  Based upon the soil remediation performed, the Company filed a Site-Wide Corrective Action Plan with the EPD in December 2011 to terminate the RCRA Permit. The Company has accrued $565,000 at December 29, 2012, for estimated future remedial and cleanup costs. As part of Asset Purchase Agreement for the Spartanburg facility, the purchaser also agreed to pay for all future annual monitoring and reporting costs at the Augusta facility required by the EPD.
The Company has identified and evaluated two SWMUs at its plant in Bristol, Tennessee that revealed residual groundwater contamination. An Interim Corrective Measures Plan to address the final area of contamination identified was submitted for regulatory approval and was approved in March 2005. The Company had $75,000 accrued at December 29, 2012, to provide for estimated future remedial and cleanup costs.
The Company has been designated, along with others, as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act, or comparable state statutes, at two waste disposal sites. Notifications for these two sites were received by the Company in November 2007 and February 2008. It is impossible to determine the ultimate costs related to the two sites due to several factors such as the unknown possible magnitude of possible contamination, the unknown timing and extent of the corrective actions which may be required, and the determination of the Company's liability in proportion to the other parties. At the present time, the Company does not have sufficient information to form an opinion as to whether it has any liability, or the amount of such liability, if any. However, it is reasonably possible that some liability exists.
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

Note 6 Deferred Compensation
The Company has deferred compensation agreements with certain former officers providing for payments for the longer of ten years or life from age 65. The present value of such vested future payments, $335,000 at December 29, 2012, has been accrued.

Note 7 Stock Options, Stock Grants and New Stock Issues
A summary of activity in the Company's stock option plans is as follows:

	Weighted Average Exercise Price	Options Outstanding	Weighted Average Contractual Term (in years)	Intrinsic Value of Options	Options Available
At January 2, 2010	$8.92	82,993	4.5	$76,923	—
Exercised	$4.97	(9,900)
Canceled / Expired	$9.96	(29,093)			—
At January 1, 2011	$9.13	44,000	3.6	$131,670	—
2011 option plan					350,000
Granted January 24, 2011	$11.55	100,000			(100,000)
Exercised	$9.15	(19,200)
Canceled / Expired	$9.96	(4,000)			—
At December 31, 2011	$11.28	120,800	8.0	$6,448	250,000
Granted February 9, 2012	$11.35	36,740			(36,740)
Granted August 21, 2012	$12.73	75,000			(75,000)
Exercised	$10.50	(11,800)
Canceled / Expired	$—	—			—
At December 29, 2012	$11.82	220,740	8.4	$367,937	138,260
Exercisable options	$10.84	29,000	5.4	$76,930

Options expected to vest:				Grant Date Fair Value
At January 1, 2011	$—	—	—	$—
Granted January 24, 2011	$11.55	100,000		$7.93
Vested	$—	—
At December 31, 2011	$11.55	100,000	9.1	$7.93
Granted February 9, 2012	$11.35	36,740		$5.03
Granted August 21, 2012	$12.73	75,000		$5.44
Vested	$11.55	(20,000)
At December 29, 2012	$11.97	191,740	8.9	$6.40
The following table summarizes information about stock options outstanding at December 29, 2012:

Range of Exercise Prices	Outstanding Stock Options			Exercisable Stock Options
	Shares	Weighted Average		Shares	Weighted Average Exercise Price
		Exercise Price	Remaining Contractual Life in Years
$9.96	13,000	$9.96	2.09	13,000	$9.96
$11.35	36,740	$11.35	9.11	—
$11.55	96,000	$11.55	8.07	16,000	$11.55
$12.73	75,000	$12.73	9.64	—
	220,740			29,000
On January 21, 2011, the Board of Directors of the Company adopted the 2011 Long-Term Incentive Stock Option Plan (the "2011 Plan") which was approved by the shareholders at the April 28, 2011 Annual Meeting. The 2011 Plan authorizes the issuance of incentive options for up to 350,000 shares of the Company's common stock. All shares granted under this plan may be exercised beginning one year after the date of the grant at a rate of 20 percent annually on a cumulative basis and unexercised options expire ten years from the grant date.
On February 9, 2012, the Company granted options to purchase 36,740 shares of its common stock at an exercise price of $11.35 to participants in the 2011 Plan and an additional 75,000 options were granted on August 21, 2012 to the President of Palmer in connection with his employment agreement with the Company at an exercise price of $12.73.  The fair value of the option grants were $5.03 and $5.44, respectively. The fair value of the grants were estimated using the Black-Scholes option-pricing model based on a risk-free interest rate of 2.04 percent and 1.80 percent, respectively, an expected volatility of 0.53 and 0.51, respectively, with both grants using an expected life of seven years and a dividend yield of 2.10 percent. The Company granted options to purchase 100,000 shares of its common stock at an exercise price of $11.55 to its CEO on January 24, 2011. The per share weighted-average fair value of the stock options granted during 2011 was $7.93. The Black-Scholes model for this grant was based on a risk-free interest rate of 3.34 percent, an expected life of seven years, an expected volatility of 0.49 and a dividend yield of 2.10 percent.
Prior to the 2011 Plan, the Company had two stock option plans, neither of which have options available for future issuance after April 30, 2008. Under the 1998 Plan covering officers and key employees, options may be exercised beginning one year after date of grant at a rate of 20 percent annually on a cumulative basis, and unexercised options expire ten years from the grant date. Under the 1994 Non-Employee Directors' Plan, options were exercisable at the date of grant. Shares issued under both stock option plans come from shares held in treasury with the Company.
The 2011 Plan and the 1998 Plan are incentive stock option plans, therefore there are no income tax consequences to the Company when an option is granted or exercised. In 2012, 2011 and 2010, options for 11,800, 19,200 and 9,900 shares were exercised by employees and directors for an aggregate exercise price of $124,000, $176,000 and $49,000, respectively. The proceeds were generated from cash received of $124,000 in 2012, from cash received of $162,000 and from the repurchase of 1,045 shares from employees and directors totaling $14,000 in 2011 and from cash received of $39,000 and from the repurchase of 1,016 shares from employees and directors totaling $10,000 in 2010. At the 2012, 2011 and 2010 respective year ends, options to purchase 29,000, 20,800 and 44,000 shares with weighted average exercise prices of $10.84, $9.96 and $9.13, respectively, were fully exercisable. Compensation cost charged against income before taxes for the options was approximately $228,000 for 2012, $111,000 for 2011 and $7,000 for 2010. As of December 29, 2012, there was $1,046,000 of unrecognized compensation cost related to unvested stock options granted under the Company's stock option plans. The weighted average period over which the stock option compensation cost is expected to be recognized is 3.79 years.
The Company has a stock awards plan in effect at December 29, 2012. A summary of plan activity for 2010, 2011 and 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 2, 2010	23,134	$17.62
Granted February 24, 2010	51,500	$7.88
Vested	(7,059)	$19.30
Forfeited	(19,235)	$8.89
Outstanding at January 1, 2011	48,340	$10.47
Granted January 24, 2011	13,420	$11.55
Granted February 9, 2011	13,300	$13.34
Vested	(12,290)	$12.81
Forfeited	(19,198)	$9.62
Outstanding at December 31, 2011	43,572	$11.39
Vested	(11,099)	$12.60
Forfeited	—
Outstanding at December 29, 2012	32,473	$10.98
The Compensation & Long-Term Incentive Committee of the Board of Directors of the Company approves stock grants under the Company's 2005 Stock Awards Plan to certain management employees of the Company. The stock awards vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant from shares held in treasury with the Company.

In order for the awards to vest, the employee must be in the continuous employment of the Company since the date of the award. Any portion of an award that has not vested is forfeited upon termination of employment. The Company may terminate any portion of the award that has not vested upon an employee's failure to comply with all conditions of the award or the 2005 Stock Awards Plan. An employee is not entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable. There were no grants issued in 2012. Compensation expense totaling $332,000 and $406,000 on the grants issued in 2011 and 2010, respectively, is being charged against earnings equally before forfeitures, if any, over a period of 60 months from the dates of the grants, with the offset recorded in Shareholders' Equity. Compensation cost charged against income for the awards was approximately $110,000, $70,000 net of income taxes, or $0.01 per share for 2012, $165,000, $105,000 net of income taxes, or $0.02 per share for 2011 and $174,000, $110,000 net of income taxes, or $0.02 per share, for 2010. As of December 29, 2012, there was $262,000 of total unrecognized compensation cost related to unvested stock grants under the 2005 Stock Awards Plan. The weighted average period over which the stock grant compensation cost is expected to be recognized is 2.86 years.
On April 27, 2012, the Company issued to each of its non-employee directors 1,598 shares of its common stock from shares held in treasury with the Company (an aggregate of 7,990 shares).  The Company issued 7,238 shares and 1,531 shares to non-employee directors in 2011 and 2010, respectively. Such shares were issued to the directors in lieu of $20,000 of their annual cash retainer fees for 2012 and $15,000 of their annual cash retainer fees for 2011 and 2010.  During 2011, two non-employee directors resigned/retired from the Board of Directors resulting in the forfeiture of 1,248 shares.

Note 8 Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows at the respective year ends:

(Amounts in thousands)	2012	2011
Deferred tax assets:
Inventory valuation reserves	$853	$966
Allowance for doubtful accounts	162	382
Inventory capitalization	2,239	1,601
Environmental reserves	229	229
Interest rate swap	116	—
Deferred compensation	120	135
State net operating loss	66	—
Other	350	295
Total deferred tax assets	4,135	3,608
Deferred tax liabilities:
Tax over book depreciation and amortization	8,046	2,908
Prepaid expenses	663	582
Other	90	44
Total deferred tax liabilities	8,799	3,534
Net deferred tax (liabilities) assets	$(4,664)	$74

Significant components of the provision for (benefit from) income taxes are as follows:

(Amounts in thousands)	2012	2011	2010
Current:
Federal	$1,771	$2,670	$2,039
State	281	162	193
Total current	2,052	2,832	2,232
Deferred:
Federal	114	108	(148)
State	(60)	13	32
Total deferred	54	121	(116)
Total	$2,106	$2,953	$2,116
The reconciliation of income tax computed at the U. S. federal statutory tax rates to income tax expense is:

	2012		2011		2010
(Amounts in thousands)	Amount	%	Amount	%	Amount	%
Tax at U.S. statutory rates	$2,156	34.0%	$2,975	34.0%	$2,091	34.0%
State income taxes, net of federal tax benefit	118	1.9%	133	1.5%	148	2.4%
Manufacturing exemption	(180)	(2.8)%	(162)	(1.9)%	(160)	(2.6)%
Other, net	12	0.1%	7	0.1%	37	0.6%
Total	$2,106	33.2%	$2,953	33.7%	$2,116	34.4%

Income tax payments of approximately $2,112,000, $3,143,000 and $1,659,000 were made in 2012, 2011 and 2010, respectively. The Company had state net operating loss carryforwards of approximately $43,143,000 at December 29, 2012, which will expire between the years 2017 to 2030, and $42,817,000 at December 31, 2011. Since the likelihood of recognizing the tax effect of these carryforwards is remote, they have not been recognized in the consolidated financial statements.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal or state income tax examinations for years before 2008. The Company's federal income tax return for 2007 was examined by the Internal Revenue Service in 2009 and federal income tax and interest liabilities resulting from this examination were not material. The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for uncertain tax positions including interest and penalties at the end of 2012 or 2011.

Note 9 Benefit Plans and Collective Bargaining Agreements
The Company has a 401(k) Employee Stock Ownership Plan (the "401(k)/ESOP Plan") covering all non-union employees. Employees may contribute to the 401(k)/ESOP Plan up to 100 percent of their salary with a maximum of $17,000 for 2012. Under the Economic Growth and Tax Relief Reconciliation Act, employees who are age 50 or older may contribute an additional $5,500 per year for a maximum of $22,500 for 2012. Contributions by the employees are invested in one or more funds at the direction of the employee; however, employee contributions cannot be invested in Company stock. Contributions by the Company are made in cash and then used by the 401(k)/ESOP Plan Trustee to purchase Company stock. The Company contributes on behalf of each eligible participant a matching contribution equal to a percentage which is determined each year by the Board of Directors. For 2012, 2011 and 2010 the maximum was four percent. The matching contribution is allocated weekly. Matching contributions of approximately $390,000, $345,000 and $364,000 were made for 2012, 2011 and 2010, respectively. The Company may also make a discretionary contribution, which if made, would be distributed to all eligible participants regardless of whether they contribute to the 401(k)/ESOP Plan. No discretionary contributions were made to the 401(k)/ESOP Plan in 2012, 2011 or 2010. The Company also contributes to union-sponsored defined contribution retirement plans. Contributions relating to these plans were approximately $739,000, $688,000 and $607,000 for 2012, 2011 and 2010, respectively.
The Company has three collective bargaining agreements at its Bristol, Tennessee facility. The number of employees of the Company represented by these unions is 224, or 38 percent of the Company's total employees. They are represented by two locals affiliated with the AFL-CIO and one local affiliated with the Teamsters. The Company considers relationships with its union employees to be satisfactory. Collective bargaining contracts will expire in January 2015, February 2014 and March 2015.

Note 10 Leases
The Company leases a warehouse facility in Dalton, Georgia, property for a manufacturing facility in Orange, Texas, office space in Spartanburg, South Carolina and Glen Allen, Virginia and various manufacturing and office equipment at each of its locations, all under operating leases. The amount of future minimum lease payments under the operating leases are as follows: 2013 - $370,000; 2014 - $301,000; 2015 - $193,000; 2016 - $98,000; and 2017 - $49,000. Rent expense related to operating leases was $470,000, $140,000 and $257,000 in 2012, 2011 and 2010, respectively. The Company does not have any leases that are classified as capital leases for any of the periods presented in the consolidated financial statements.

Note 11 Commitments and Contingencies
The Company is from time-to-time subject to various claims, other possible legal actions for product liability and other damages, and other matters arising out of the normal conduct of the Company's business.  The Metals Segment recorded claim expense of $330,000, $100,000 and $500,000 for 2012, 2011 and 2010, respectively, for specific customers' product claims.
In November 2012, after almost twelve months of collection efforts, the Specialty Chemicals Segment filed suit against a former customer for past due invoices totaling $134,000. That former customer, in turn, filed a variety of counterclaims against the Specialty Chemicals Segment and alleged $3,000,000 in damages. The Company believes the counterclaims are baseless and without merit. The case is currently pending in the United States District Court for the Northern District of Georgia.
Other than the environmental contingencies discussed in Note 5 and the matters discussed in this Note 11, management is not currently aware of any other asserted or unasserted matters which could have a significant effect on the financial condition or results of operations of the Company.

Note 12 Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	2012	2011	2010
Numerator:
Net income	$4,234,912	$5,797,160	$4,033,823
Denominator:
Denominator for basic earnings per share - weighted average shares	6,341,856	6,313,418	6,282,497
Effect of dilutive securities:
Employee stock options and stock grants	52,488	48,670	26,701
Denominator for diluted earnings per share - weighted average shares	6,394,344	6,362,088	6,309,198

Earnings per share:
Basic	$0.67	$0.92	$0.64
Diluted	$0.66	$0.91	$0.64
The diluted earnings per share calculations exclude the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. The Company had weighted average shares of common stock of 231,200 in 2012, 139,484 in 2011 and 63,184 in 2010, which were not included in the diluted earnings per share calculation as their effect was anti-dilutive.

Note 13 Industry Segments
The Company operates in two principal industry segments: metals and specialty chemicals. The Company identifies such segments based on products and services. The Metals Segment consists of Synalloy Metals, Inc. a wholly-owned subsidiary which owns

100 percent of Bristol Metals, LLC, Ram-Fab, LLC and Palmer of Texas Tanks, Inc., both wholly-owned subsidiaries of the Company. The Metals Segment manufactures pipe from stainless steel and other alloys, fabricates piping systems from carbon, chrome, stainless steel and other alloys, and produces fiberglass and steel storage tanks. The Metal Segment's products, many of which are custom-produced to individual orders and required for corrosive and high-purity processes, are used principally by the chemical, petrochemical, pulp and paper, mining, power generation (including nuclear), water and wastewater treatment, liquid natural gas, brewery, food processing, petroleum, pharmaceutical and other industries. Products include pipe, piping systems, storage tanks and a variety of other components. The Specialty Chemicals Segment consists of Manufacturers Soap and Chemical Company, a wholly owned subsidiary of the Company which owns 100 percent of Manufacturers Chemicals, LLC. The Specialty Chemicals Segment manufactures a wide variety of specialty chemicals and dyes for the carpet, chemical, paper, metals, mining, agricultural, fiber, paint, textile, automotive, petroleum, cosmetics, mattress, furniture, janitorial and other industries.
Segment operating income is the segment's total revenue less operating expenses, excluding interest expense and income taxes. Identifiable assets, all of which are located in the United States, are those assets used in operations by each segment. The Metals Segment's identifiable assets include goodwill of $16,898,000 in 2012 and $1,000,000 in 2011, and the Chemicals Segment's identifiable assets include goodwill of $1,355,000 in 2012 and 2011. Centralized data processing and accounting expenses are allocated to the two segments based upon estimates of their percentage of usage. Unallocated corporate expenses include environmental charges of $46,000 and $8,000 for 2012 and 2011, respectively. There were no environmental charges during 2010.  Corporate assets consist principally of cash, certain investments, and equipment.
The Metals Segment has one domestic customer that accounted for approximately ten and eleven percent of the Metals Segment's revenues in 2011 and 2010, respectively, and less than ten percent for 2012. Loss of this customers' revenues would have an adverse effect on both the Metals Segment and the Company. The Specialty Chemicals Segment has one domestic customer that accounted for approximately 28 percent of revenues for 2012 and 24 percent of revenues in 2011 and 2010. However, this customer is a large global company, and the purchases by this customer are derived from several different business units that operate autonomously from each other.  Even so, loss of this customer's revenues would have a material adverse effect on the Specialty Chemicals Segment and the Company.
In order to establish stronger business relationships, the Metals Segment uses only a few raw material suppliers. Four suppliers furnish about 79 percent of total dollar purchases of raw materials, with two suppliers furnishing 34 percent and 30 percent of material purchases. However, the Company does not believe that the loss of any of these suppliers would have a materially adverse effect on the Company as raw materials are readily available from a number of different sources, and the Company anticipates no difficulties in fulfilling its requirements. For the Specialty Chemicals Segment, most raw materials are generally available from numerous independent suppliers and about 50 percent of total purchases are from its top eight suppliers. While some raw material needs are met by a sole supplier or only a few suppliers, the Company anticipates no difficulties in fulfilling its raw material requirements.

Segment Information:

(Amounts in thousands)	2012	2011	2010
Net sales
Metals Segment	$146,285	$127,727	$108,544
Specialty Chemicals Segment	51,374	42,848	42,577
	$197,659	$170,575	$151,121
Operating income
Metals Segment	$6,138	$9,253	$3,774
Specialty Chemicals Segment	4,843	2,221	3,960
	10,981	11,474	7,734
Less unallocated corporate expenses	3,193	2,668	1,541
Operating income	7,788	8,806	6,193
Acquisition related costs	881	—	—
Other expense, net	566	56	43
Pretax income	$6,341	$8,750	$6,150

Identifiable assets
Metals Segment	$117,340	$72,722
Specialty Chemicals Segment	21,949	18,465
Corporate	9,218	7,729
	$148,507	$98,916
Depreciation and amortization
Metals Segment	$2,776	$2,073	$2,067
Specialty Chemicals Segment	435	419	416
Corporate	188	167	159
	$3,399	$2,659	$2,642
Capital expenditures
Metals Segment	$3,551	$2,097	$3,995
Specialty Chemicals Segment	1,066	930	1,035
Corporate	123	158	65
	$4,740	$3,185	$5,095
Geographic sales
United States	$188,292	$159,820	$144,340
Elsewhere	9,367	10,755	6,781
	$197,659	$170,575	$151,121

Note 14 Quarterly Results (Unaudited)
The following is a summary of quarterly operations for 2012 and 2011:

(Amounts in thousands except for per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Net sales	$47,372	$46,878	$50,271	$53,138
Gross profit	5,091	5,261	5,683	5,893
Net income	1,337	1,090	843	965
Per common share
Basic	0.21	0.17	0.13	0.15
Diluted	0.21	0.17	0.13	0.15

2011
Net sales	$42,742	$41,399	$46,193	$40,241
Gross profit	7,098	5,579	3,630	4,783
Net income	2,500	1,709	571	1,017
Per common share
Basic	0.40	0.27	0.09	0.16
Diluted	0.39	0.27	0.09	0.16

Note 15 Interest Rate Swap
As discussed in Note 3, in conjunction with the term loan obtained in August to mitigate the variability of the interest rate risk, the Company entered into an interest rate swap contract on August 21, 2012 with its current bank. The interest rate swap has a notional amount of $22,500,000 with a fixed interest rate of 3.74 percent, and a term of 10 years that expires on August 21, 2022. The notional amount of the interest rate swap decreases as monthly principal payments are made. Although the swap is expected to effectively offset variable interest in the borrowing, hedge accounting will not be utilized. Therefore, changes in its fair value are recorded in current assets or liabilities, as appropriate, with corresponding offsetting entries to other expense. As of December 29, 2012, the Company recorded a liability of $450,000 for the fair value of the interest rate swap.

Note 16 Purchase of Palmer of Texas
On August 21, 2012, the Company completed the purchase of all of the outstanding shares of capital stock of Palmer. Palmer is a manufacturer of liquid storage solutions and separation equipment for the petroleum, municipal water, wastewater, chemical and food industries. The Company views the Palmer acquisition as an excellent complement to the Metals Segment as both companies service many of the same markets and the Company has the ability to drive Palmer efficiencies in purchasing and operations. Palmer's results of operations since the acquisition date are reflected in the Company's consolidated statements of operations, and the Palmer acquisition added approximately 130 employees at December 29, 2012. Effective January 22, 2013, Lee-Var, Inc. changed its name to Palmer of Texas Tanks, Inc.
The purchase price for the acquisition was $25,575,000. The adjustment for working capital increased the purchase price to $26,951,209. In addition, the amount of maintenance capital expenditures over the 18-month period following closing and the final cost of a production expansion capital project currently underway could also result in purchase price adjustments. Currently, the Company does not expect to realize any material purchase price adjustments from these two items. The sellers of Palmer will also have the ability to receive earn-out payments ranging from $2,500,000 to $10,500,000 if the business unit achieves targeted levels of Adjusted EBITDA, as defined in the SPA, over a three year period following closing; and the Company will have the ability to claw-back portions of the purchase price over a two-year period following closing if EBITDA falls below baseline levels. Palmer had recorded liabilities of approximately $1.2 million related to certain contingencies for which the former Palmer shareholders have agreed to indemnify the Company. Accordingly, the Company has carried over these liabilities in its consolidated financial statements and has recorded an asset of approximately $1.2 million in prepaid expenses reflecting the indemnification against these potential payments.
At the end of each year (based on the acquisition date) for the next three years, if Palmer's EBITDA for the year is below $5,825,000, there will not be an earn-out paid for that year. If EBITDA for the year is greater than $5,825,000 but less than $6,825,000, the sellers of Palmer will be paid $2,500,000 for that year. If EBITDA exceeds $6,825,000 for the year, the earn-out would be $3,500,000. At the conclusion of the three-year earn-out period, in the event that the cumulative adjusted EBITDA for the earn-out period is more than $17,475,000, the sellers of Palmer will receive an additional earn-out payment, if any, as follows. In the event that the cumulative EBITDA for the earn-out period is greater than $17,475,000 but less than $20,475,000, the Company will make an additional earn-out payment so that the total cumulative earn-out payments for the three-year earn-out period equals $7,500,000. If the cumulative EBITDA exceeds $20,475,000, the Company will make an additional earn-out payment so that the total cumulative earn-out payments for the three-year period equals $10,500,000. The Company is currently forecasting earn-out payments totaling $8,500,000, which was discounted to a present value of $8,152,000 using our incremental borrowing rate of two percent. $2,500,000 of this liability was classified as a current liability since the first payment is expected to be made within the next year. The various assumptions and projections used in the earn-out projections were reviewed at December 29, 2012 with no additional adjustments required. Any future changes to the projected earn-out payments as a result of our quarterly review of forecasted EBITDA would be reflected as an adjustment to earnings in that period.
Pursuant to the SPA, the Company has entered into a three-year employment agreement with the current Chief Operating Officer of Palmer and a one-year employment agreement with the current Controller of Palmer.
The purchase price for the Palmer acquisition was funded through an increase in the Company's current credit facility and a new term loan with the Company's bank which is discussed in Note 3.
The total purchase price was allocated to Palmer's net tangible and identifiable assets based on their estimated fair values as of August 21, 2012. An intangible asset representing the fair value of Palmer's customer base acquired by the Company was valued at $9,000,000, which is being amortized over a 15-year period using an accelerated amortization method. The excess of the consideration transferred over the fair value of the net tangible and identifiable assets and intangible assets is reflected as goodwill. The Company believes the amount of goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable asset) and the expected synergistic benefits of being able to leverage Palmer's expertise with the Company's existing manufacturing and fabrication processes. All of the goodwill was allocated to the Company's Metals Segment. Since the Company purchased the stock of Palmer, goodwill is not deductible for tax purposes. The current allocation of the total consideration paid to the fair value of the assets acquired and liabilities assumed is as follows:

		Purchase
		accounting and
	As recorded	fair value	As recorded
	by Palmer	adjustments	by Synalloy
Cash and cash equivalents	$1,389,054	$—	$1,389,054
Accounts receivable, net	4,969,030	—	4,969,030
Inventories, net	5,678,368	—	5,678,368
Prepaid expenses	75,804	1,536,000	1,611,804
Net fixed assets	4,799,692	2,691,370	7,491,062
Goodwill	—	15,897,948	15,897,948
Intangible asset - customer base	—	9,000,000	9,000,000
Contingent consideration	—	(8,152,031)	(8,152,031)
Other liabilities assumed	(6,833,315)	(3,156,711)	(9,990,026)
	$10,078,633	$17,816,576	$27,895,209
The purchase accounting and fair value adjustment for prepaid expenses represents the indemnification provided by the sellers of Palmer for certain liabilities assumed at acquisition, as mentioned earlier in this note, plus the Controller's retention bonus. The adjustment for net fixed assets increases the book value of the property, plant and equipment to their estimated fair value as of the acquisition date. Contingent consideration is the present value of projected earn-out payments to the prior owners of Palmer. The majority of the adjustments to other liabilities assumed represents current and deferred income taxes inherent with the acquisition.
The amount of Palmer's revenues and pre-tax earnings included in the consolidated statements of operations for the three months and year ended December 29, 2012 were $8,323,000 and $12,619,000, respectively, for revenues and $98,000 and $977,000, respectively, for pre-tax earnings. The following unaudited pro forma information is provided to present a summary of the combined results of the Company's operations with Palmer as if the acquisition had occurred on January 2, 2011. The unaudited pro forma financial information is for information purposes only and is not necessarily indicative of what the results would have been had the acquisition been completed on the date indicated above.

Pro Forma (Unaudited)
	2012	2011
Pro forma revenues	$220,955,000	$202,689,000
Pro forma net income	5,537,000	6,478,000
Earnings per share:
Basic	$0.87	$1.03
Diluted	0.87	1.02
The pro-forma calculation excludes non-recurring acquisition costs of $881,000 during 2012. These expenditures included $355,000 for professional audit fees associated with due diligence, preparation and audit of historical financial statements and intangible asset identification and valuation, $337,000 related to bank fees associated with the swap agreement, $93,000 of legal fees, $25,000 of travel costs and other various charges of $71,000. These expenses were all recorded at the corporate level and are included as a separate line item in the consolidated statement of operations.

Note 17 Payment of Dividends

On November 15, 2012, the Board of Directors of the Company voted to pay an annual dividend of $0.25 per share which was paid on December 10, 2012 to holders of record on November 26, 2012 for a total of $1,596,000. In 2011, the Company paid a $0.25 cash dividend on December 5, 2011 for a total of $1,580,000 and in 2010, the Company paid a $0.25 cash dividend on December 8, 2010 and a $0.25 cash dividend on March 22, 2010 for total payments of $3,166,000. The Board presently plans to review at the end of each fiscal year the financial performance and capital needed to support future growth to determine the amount of cash dividend, if any, which is appropriate.

Note 18 Subsequent Events
On February 7, 2013, the Compensation & Long-Term Incentive Committee of the Board of Directors of the Company approved stock option grants under the 2011 Plan. Options for a total of 40,047 shares, with an exercise price of $13.70 per share, were granted under the 2011 Plan to certain management employees of the Company. The stock options will vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant. In order for the options to vest, the employee must be in the continuous employment of the Company since the date of the grant. Any portion of the grant that has not vested will be forfeited upon termination of employment. The Company may terminate any portion of the grant that has not vested upon an employee's failure to comply with all conditions of the award or the 2011 Plan. Shares representing grants that have not yet vested will be held in escrow by the Company. An employee will not be entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable. The per share weighted-average fair value of this stock option grant was $6.30. The Black-Scholes model for this grant was based on a risk-free interest rate of 2.00 percent, an expected life of seven years, an expected volatility of 0.53 and a dividend yield of 1.80 percent. Compensation expense totaling $252,000 will be recorded against earnings equally over the following 60 months from the date of grant with the offset recorded in Shareholders' Equity.

Management's Annual Report On Internal Control Over Financial Reporting
Management of the Company is responsible for preparing the Company's annual consolidated financial statements and for establishing and maintaining adequate internal control over financial reporting for the Company.  Management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 29, 2012 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  As permitted by guidance provided by the staff of the U.S. Securities and Exchange Commission, the scope of management's assessment of internal control over financial reporting as of December 29, 2012 has excluded the operations of Lee-Var, Inc., doing business as Palmer of Texas ("Palmer"), from its assessment of internal controls over financial reporting as of December 29, 2012, because Palmer was acquired by the Company in August 2012. Palmer constituted 6.4% of consolidated net sales for the year ended December 29, 2012, and 30.3% of consolidated total assets as of December 29, 2012.
Based on this evaluation, management believes that the Company's internal control over financial reporting as of December 29, 2012 was effective.
The Company's independent registered public accounting firm that audited the Company's consolidated financial statements included in this annual report has issued an attestation report on the effectiveness of the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Synalloy Corporation

We have audited the accompanying consolidated balance sheets of Synalloy Corporation and subsidiaries (the “Company”) as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 29, 2012. We also have audited Synalloy Corporation and subsidiaries' internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As described in Management's Annual Report on Internal Controls over Financial Reporting, the Company's management has excluded Lee-Var, Inc., doing business as Palmer of Texas (“Palmer”), from its assessment of internal controls over financial reporting as of December 29, 2012, because Palmer was acquired by the Company in August 2012. We have also excluded Palmer from the scope of our audit of internal control over financial reporting. Palmer constituted 6.4% of consolidated net sales for the year ended December 29, 2012, and 30.3% of consolidated total assets as of December 29, 2012.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synalloy Corporation and subsidiaries as of December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Synalloy Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the related financial statement schedule listed in Item 15(a)2, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Charlotte, North Carolina
March 12, 2013

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
Internal Control over Financial Reporting
Management's Annual Report on Internal Control over Financial Reporting is set forth at the conclusion of the Company's consolidated statements set forth in Item 8 of this Form 10-K. The scope of the Company's efforts to comply with the Section 404 Rules with respect to fiscal year 2012 included all of the Company's operations other than the operations associated with the August 21, 2012 acquisition of Palmer of Texas. In accordance with the SEC's published guidance, because the Company acquired these operations during the fiscal year, the Company excluded these operations from its efforts to comply with Section 404 Rules with respect to fiscal year 2012. The Company is currently evaluating and documenting the internal controls over financial reporting at Palmer and will include them in their internal control testing in 2013.
The Attestation Report of the Company's independent registered public accounting firm on the Company's internal control over financial reporting is included in the Report of Independent Registered Public Accounting Firm set forth in Item 8 of this Form 10-K.
There has been no change in the Company's internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B Other Information
Not applicable

PART III

Item 10 Directors, Executive Officers and Corporate Governance
The information set forth under the captions "Proposal 1 - Election of Directors," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement to be used in connection with its Annual Meeting of Shareholder to be held April 25, 2013 (the "Proxy Statement") is incorporated herein by reference.
Code of Ethics. The Company's Board of Directors has adopted a Code of Ethics that applies to the Company's Chief Executive Officer, Chief Financial Officer and corporate and divisional controllers. The Code of Ethics is available on the Company's website at www.synalloy.com.  Any amendment to, or waiver from, this Code of Ethics will be posted on the Company's website.
Audit Committee. The Company has a separately designated standing Audit Committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Anthony A. Callander, Murray H. Wright and James W. Terry.
Audit Committee Financial Expert. The Company's Board of Directors has determined that the Company has at least one "audit committee financial expert," as that term is defined by Item 407(d)(5) of Regulation S-K promulgated by the Securities and Exchange Commission, serving on its Audit Committee. Mr. Anthony A. Callander meets the terms of the definition and is independent, as independence is defined for audit committee members in the rules of the NASDAQ Global Market. Pursuant to the terms of Item 407(d) of Regulation S-K, a person who is determined to be an "audit committee financial expert" will not be deemed an expert for any purpose as a result of being designated or identified as an "audit committee financial expert" pursuant to Item 407(d), and such designation or identification does not impose on such person any duties, obligations or liability that are greater than the duties, obligations or liability imposed on such person as a member of the Audit Committee and Board of Directors in the absence of such designation or identification. Further, the designation or identification of a person as an "audit committee financial expert" pursuant to Item 407(d) does not affect the duties, obligations or liability of any other member of the Audit Committee or Board of Directors.

Item 11 Executive Compensation
The information set forth under the captions "Board of Directors and Committees - Compensation Committee Interlocks and Insider Participation," "Director Compensation," "Discussion of Executive Compensation" and "Compensation Committee Report" in the Proxy Statement is incorporated herein by reference.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth under the captions "Beneficial Owners of More Than Five Percent of the Company's Common Stock" and "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated by reference.
Equity Compensation Plan Information. The following table sets forth aggregated information as of December 29, 2012 about all of the Company's equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1) (c)
Equity compensation plans approved by security holders	220,740	$11.82	364,521
Equity compensation plans not approved by security holders	—	—	—
Total	220,740	$11.82	364,521

(1)	Represents shares remaining available for issuance under the 2005 Stock Awards Plan and the 2011 Plan.
Non-employee directors are paid an annual retainer of $45,000, and each director has the opportunity to elect to receive $20,000 of the retainer in restricted stock. For 2012, each director elected to receive $20,000 of the annual retainer in restricted stock. The number of restricted shares is determined by the average of the high and low sale price of the Company's stock on the day prior to the Annual Meeting of Shareholders. For 2012, five non-employee directors each received 1,598 shares of restricted stock (an aggregate of 7,990 shares). Issuance of the shares granted to the directors is not registered under the Securities Act of 1933 and the shares are subject to forfeiture in whole or in part upon the occurrence of certain events. The above table does not reflect these shares issued to non-employee directors.

Item 13 Certain Relationships and Related Transactions
The information set forth under the captions "Board of Directors and Committees – Related Party Transactions" and "– Director Independence" in the Proxy Statement is incorporated therein by reference.

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
Consolidated Balance Sheets at December 29, 2012 and December 31, 2011
Consolidated Statements of Operations for the years ended December 29, 2012, December 31, 2011, and January 1, 2011
Consolidated Statements of Shareholders' Equity for the years ended December 29, 2012, December 31, 2011 and January 1, 2011
Consolidated Statements of Cash Flows for the years ended December 29, 2012, December 31, 2011 and January 1, 2011
Notes to Consolidated Financial Statements

2.	Financial Statements Schedules: The following consolidated financial statements schedule of Synalloy Corporation is included in Item 15:
Schedule II - Valuation and Qualifying Accounts for the years ended December 29, 2012, December 31, 2011 and January 1, 2011
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3.	Listing of Exhibits:
See "Exhibit Index"

Schedule II Valuation and Qualifying Accounts

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Deductions	Balance at End of Period
Year ended December 29, 2012
Deducted from asset account:
Allowance for doubtful accounts	$1,203,000	$928,000	$818,000	$1,313,000

Year ended December 31, 2011
Deducted from asset account:
Allowance for doubtful accounts	$435,000	$793,000	$25,000	$1,203,000

Year ended January 1, 2011
Deducted from asset account:
Allowance for doubtful accounts	$355,000	$85,000	$5,000	$435,000
Charged to cost and expenses for 2012 is comprised of:
(1) the amount due from Palmer's prior owners of $821,000 for the amount of pre-acquisition receivables outstanding at 120 days after acquisition which were indemnified by the sellers (see Note 1); and
(2) $107,000 charged against earnings.
Deductions represent uncollected accounts and credit balances written off against reserve, net of recoveries.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SYNALLOY CORPORATION

By /s/ Craig C. Bram Craig C. Bram Chief Executive Officer	March 12, 2013 Date

By /s/ Richard D. Sieradzki Richard D. Sieradzki Chief Financial Officer and Principal Accounting Officer	March 12, 2013 Date
Registrant
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ Carroll D. Vinson Carroll D. Vinson Chairman of the Board	March 12, 2013 Date

By /s/ Anthony A. Callander Anthony A. Callander Director	March 12, 2013 Date

By /s/ Murray H. Wright Murray H. Wright Director	March 12, 2013 Date

By /s/ James W. Terry, Jr. James W. Terry, Jr. Director	March 12, 2013 Date

By /s/ Henry L. Guy Henry L. Guy Director	March 12, 2013 Date

By /s/ Craig C. Bram Craig C. Bram Chief Executive Officer and Director	March 12, 2013 Date

Index to Exhibits

Exhibit No. from Item 601 of Regulation S-K	Description
3.1	Restated Certificate of Incorporation of Registrant, as amended, incorporated by reference to Registrant's Form 10-Q for the period ended April 2, 2005
3.2	Bylaws of Registrant, as amended, incorporated by reference to Registrant's Form 10-Q for the period ended March 31, 2001 (the "first quarter 2001 Form 10-Q")
4.1	Form of Common Stock Certificate, incorporated by reference to the first quarter 2001 Form 10-Q
10.1	Synalloy Corporation 1998 Long-Term Incentive Stock Plan, incorporated by reference to the first quarter 2001 Form 10-Q
10.2	Synalloy Corporation 2005 Stock Awards Plan, incorporated by reference to the Proxy Statement for the 2005 Annual Meeting of Shareholders
10.3	Amendment 1 to the Synalloy Corporation 2005 Stock Awards Plan incorporated by reference to Registrant's Form 10-K for the year ended December 29, 2007
10.4	2011 Long-Term Incentive Stock Option Plan, incorporated by reference to Registrant's Proxy Statement for the 2011 Annual Meeting of Shareholders
10.5	2011 Short-Term Cash Incentive and Options Plan, incorporated by reference to Registrant's Form 10-K for the year ended December 31, 2011
10.6	2012 Short-Term Cash Incentive and Options Plan
10.7
Agreement between Registrant's Bristol Metals, LLC subsidiary and the United Steelworkers of America Local 4586, dated December 10, 2010, incorporated by reference to Registrant's Form 10-K for the year ended January 1, 2011

10.8
Agreement between Registrant's Bristol Metals, LLC subsidiary and the United Association of Journeymen and Apprentices of the Plumbing and Pipe Fitting Industry of the United States and Canada Local Union No. 538, dated February 16, 2009, incorporated by reference to Registrant's Form 10-K for the year ended January 1, 2011

10.9
Agreement between Registrant's Bristol Metals, LLC subsidiary and the Teamsters Local Union No. 549, dated March 5, 2010, incorporated by reference to Registrant's Form 10-K for the year ended January 1, 2011

10.10	Loan Agreement, dated as of June 30, 2010, between Registrant and Branch Banking and Trust (“BB&T”), incorporated by reference to Registrant's Form 10-K for the year ended January 1, 2011
10.11	First Amendment to First Amended and Restated Loan Agreement, dated August 21, 2012, between Registrant and Branch Banking and Trust (“BB&T”)
10.12	First Amendment to First Amended and Restated Loan Agreement, dated October 22, 2012, between Registrant and Branch Banking and Trust (“BB&T”)
10.13	Employment Agreement dated January 24, 2011, between Registrant and Craig C. Bram, incorporated by reference to Registrant's Form 10-K for the year ended January 1, 2011
10.14	Amended Employment Agreement dated January 24, 2012, between Registrant and Craig C. Bram, incorporated by reference to Registrant's Form 10-K for the year ended December 31, 2011
10.15	Amended Employment Agreement dated January 24, 2013, between Registrant and Craig C. Bram
10.16	Employment Agreement, dated August 21, 2012, between Registrant and Jimmie D. Lee, incorporated by reference to Registrant's Form 10-Q for the quarter ended September 29, 2012
10.17
Stock Purchase Agreement, dated as of August 10, 2012, among Jimmie Dean Lee, James Varner, Steven C. O'Brate and Synalloy Corporation, incorporated by reference to Registrant's Form 8-K filed on August 24, 2012

21	Subsidiaries of the Registrant
23	Consent of Dixon Hughes Goodman LLP, independent registered public accounting firm for Registrant
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32	Certifications Pursuant to 18 U.S.C. Section 1350