Form 10-Q
period 2013-03-30
SYNALLOY CORP
filed 2013-05-07
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _____ to _____

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock as of May 6, 2013 was 6,381,822.

Synalloy Corporation
Index

PART I	FINANCIAL INFORMATION
	Item 1.	Financial Statements (unaudited)
Condensed consolidated balance sheets - March 30, 2013 and December 29, 2012
Condensed consolidated statements of operations - Three months ended March 30, 2013 and March 31, 2012
Condensed consolidated statements of cash flows - Three months ended March 30, 2013 and March 31, 2012
Notes to condensed consolidated financial statements
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
	Item 4.	Controls and Procedures

Part II	OTHER INFORMATION
	Item 1A.	Risk Factors
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	Item 6.	Exhibits
Signatures and Certifications

PART I
Item 1. FINANCIAL STATEMENTS
Synalloy Corporation
Condensed Consolidated Balance Sheets

	(Unaudited)
	Mar 30, 2013	Dec 29, 2012
Assets
Current assets
Cash and cash equivalents	$133,993	$1,085,261
Accounts receivable, less allowance for doubtful accounts	35,281,312	31,177,526
Inventories, net	51,022,155	50,163,392
Deferred income taxes	2,944,434	2,981,439
Prepaid expenses and other current assets	5,650,731	5,514,530
Total current assets	95,032,625	90,922,148

Cash value of life insurance	2,576,220	2,549,220
Property, plant & equipment, net of accumulated
depreciation of $41,684,812 and $40,966,957, respectively	28,465,383	28,034,930
Goodwill	18,252,678	18,252,678
Deferred charges, net	296,782	287,564
Intangible asset, net	8,077,500	8,460,000

Total assets	$152,701,188	$148,506,540

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$2,274,109	$2,274,054
Accounts payable	15,801,878	10,523,788
Accrued expenses	8,814,444	12,083,499
Current portion of environmental reserves	136,875	122,000
Total current liabilities	27,027,306	25,003,341

Long-term debt	38,112,579	37,593,309
Long-term environmental reserves	518,000	518,000
Long-term deferred compensation	264,122	263,872
Long-term contingent consideration	5,751,431	5,708,831
Deferred income taxes	7,645,119	7,645,119

Shareholders' equity
Common stock, par value $1 per share - authorized 12,000,000 shares; issued 8,000,000 shares	8,000,000	8,000,000
Capital in excess of par value	1,413,138	1,398,612
Retained earnings	78,302,208	76,836,761
	87,715,346	86,235,373
Less cost of common stock in treasury: 1,627,589 and 1,643,267 shares, respectively	14,332,715	14,461,305
Total shareholders' equity	73,382,631	71,774,068
Commitments and contingencies – See Note 10

Total liabilities and shareholders' equity	$152,701,188	$148,506,540

Note: The balance sheet at December 29, 2012 has been derived from the audited consolidated financial statements at that date.

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	Mar 30, 2013	Mar 31, 2012
Net sales	$57,836,079	$47,372,076

Cost of sales	50,931,466	42,281,163

Gross profit	6,904,613	5,090,913

Selling, general and administrative expense	4,502,235	3,121,561
Operating income	2,402,378	1,969,352
Other (income) and expense
Interest expense	341,825	46,231
Change in fair value of interest rate swap	(137,679)	—
Other, net	(16,215)	(135,148)
Income before income taxes	2,214,447	2,058,269
Provision for income taxes	749,000	721,000

Net income	$1,465,447	$1,337,269

Net income per common share:
Basic	$0.23	$0.21
Diluted	$0.23	$0.21

Weighted average shares outstanding:
Basic	6,362,634	6,328,771
Dilutive effect from stock options and grants	58,864	49,778
Diluted	6,421,498	6,378,549

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	Mar 30, 2013	Mar 31, 2012
Operating activities
Net income	$1,465,447	$1,337,269
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	936,973	706,341
Amortization expense	393,975	6,273
Deferred income taxes	37,005	67,068
Provision for (reduction of) losses on accounts receivable	71,000	(96,000)
Provision for losses on inventory	266,800	286,250
Gain on sale of property, plant and equipment	—	(41,724)
Cash value of life insurance	(27,000)	(161,436)
Change in fair value of interest rate swap	(137,679)	—
Environmental reserves	14,875	11,055
Employee stock option and grant compensation	80,730	78,251
Changes in operating assets and liabilities:
Accounts receivable	(4,174,786)	(5,943,088)
Inventories	(1,125,563)	(1,050,844)
Other assets and liabilities, net	(642,158)	57,890
Accounts payable	5,278,090	5,010,535
Accrued expenses	(3,131,378)	797,767
Accrued income taxes	521,321	619,162
Net cash (used in) provided by operating activities	(172,348)	1,684,769
Investing activities
Purchases of property, plant and equipment	(1,419,792)	(525,004)
Proceeds from sale of property, plant and equipment	52,366	77,500
Proceeds from life insurance settlement	—	734,206
Net cash (used in) provided by investing activities	(1,367,426)	286,702
Financing activities
Net borrowings from (payments on) line of credit	1,087,819	(1,967,026)
Payments on long-term debt	(568,494)	—
Proceeds from exercised stock options	69,181	—
Net cash provided by (used in) financing activities	588,506	(1,967,026)
(Decrease) increase in cash and cash equivalents	(951,268)	4,445
Cash and cash equivalents at beginning of period	1,085,261	110,138
Cash and cash equivalents at end of period	$133,993	$114,583

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 30, 2013

Unless indicated otherwise, the terms "Company," "we," "us," and "our" refer to Synalloy Corporation and its consolidated subsidiaries.

NOTE 1--BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included as required by Regulation S-X, Rule 10-01. Operating results for the three-month period ended March 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 28, 2013. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the period ended December 29, 2012.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation in the accompanying condensed consolidated financial statements. These reclassifications had no material effect on previously reported results of operations or shareholders' equity.

NOTE 2--RECENTLY ADOPTED ACCOUNTING STANDARDS

In July 2012, the Financial Accounting Standards Board ("FASB") issued ASU 2012-02, "Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"), which permits an entity to make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit's indefinite-lived intangible asset is less than the asset's carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that the fair value of a reporting unit's indefinite-lived intangible asset is more likely than not greater than the asset's carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU 2012-02 is effective for the Company for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. The Company adopted the provisions of this ASU in the first quarter of 2013 and it did not have a material impact on its condensed consolidated financial statements.

NOTE 3--INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventories, net are as follows:

	Mar 30, 2013	Dec 29, 2012
Raw materials	$16,613,520	$13,975,628
Work-in-process	13,757,672	13,773,037
Finished goods	20,650,963	22,414,727
	$51,022,155	$50,163,392

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 30, 2013

NOTE 4--STOCK OPTIONS AND EMPLOYEE STOCK GRANTS

During the first three months of 2013, stock options for 9,269 shares of common stock were exercised by officers and employees for an aggregate exercise price of $94,077. The Company received cash of $69,181 and repurchased 1,752 shares of common stock totaling $24,896.
On February 7, 2013, the Compensation & Long-Term Incentive Committee of the Board of Directors of the Company approved stock option grants under the Company's 2011 Long-Term Incentive Stock Option Plan (the "2011 Plan"). A total of 40,047 options, with an exercise price of $13.70, were granted under the 2011 Plan to certain management employees of the Company. The exercise price was determined using the average of the high and low stock price on the day prior to the grant date. The per share weighted-average fair value of the stock options granted during 2013 was $6.30. The fair value of the option grant was estimated using the Black-Scholes option-pricing model based on a risk-free interest rate of two percent, an expected volatility of 53 percent, an expected life of seven years and a dividend yield of 1.80 percent. The stock options vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant. In order for the options to vest, the employee must be in the continuous employment of the Company since the date of the grant. Any portion of the grant that has not vested will be forfeited upon termination of employment. The Company may terminate any portion of the grant that has not vested upon an employee's failure to comply with all conditions of the award or the Plan.

NOTE 5--INCOME TAXES
The Company did not have any unrecognized tax benefits accrued at March 30, 2013 and December 29, 2012. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal or state income tax examinations for years before 2008. The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

NOTE 6--PAYMENT OF DIVIDENDS

During 2012, the Company declared and paid a $0.25 per share dividend on December 10, 2012 for a total of $1,596,000. The Board presently plans to review at the end of each fiscal year the financial performance and capital needed to support future growth to determine the amount of cash dividend, if any, which is appropriate.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 30, 2013

NOTE 7--SEGMENT INFORMATION

	Three Months Ended
	Mar 30, 2013	Mar 31, 2012
Net sales
Metals Segment	$44,659,000	$36,022,000
Specialty Chemicals Segment	$13,177,000	$11,350,000
	$57,836,000	$47,372,000
Operating income
Metals Segment	$1,935,000	$1,571,000
Specialty Chemicals Segment	1,293,000	1,129,000
	3,228,000	2,700,000
Unallocated expenses
Corporate	853,000	731,000
Interest and debt expense	299,000	46,000
Change in fair value of interest rate swap	(138,000)	—
Other income	—	(135,000)
Income before income taxes	$2,214,000	$2,058,000

NOTE 8--FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company makes estimates of fair value in accounting for certain transactions, in testing and measuring impairment, and in providing disclosures of fair value in its condensed consolidated financial instruments. The Company determines the fair values of its financial instruments for disclosure purposes by maximizing the use of observable inputs and minimizing the use of unobservable inputs when measuring fair value. Fair value disclosures for assets and liabilities are grouped in three levels. The levels prioritize the inputs used to measure the fair value of the assets or liabilities. These levels are:
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
Estimates of fair value using levels 2 and 3 may require judgments as to the timing and amount of cash flows, discount rates, and other factors requiring significant judgment, and the outcomes may vary widely depending on the selection of these assumptions. The Company's most significant fair value estimates as of March 30, 2013 and December 29, 2012, respectively, related to purchase accounting adjustments in the Palmer acquisition, including the measurement of the contingent consideration, estimating the fair value of the reporting units in testing goodwill for impairment, estimating the fair value of the interest rate swap and providing disclosures of the fair values of financial instruments.
As of March 30, 2013 and December 29, 2012, respectively, the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and borrowings under the Company's line of credit and term loan, which are based on variable interest rates, approximate their fair value.
The Company does not currently have any Level 1 financial assets or liabilities.  The Company has one Level 2 financial asset and liability. The interest rate swap contract had a fair value liability of $313,000 and $450,000 at March 30, 2013 and December 29,

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 30, 2013

2012, respectively. The interest rate swap was priced using discounted cash flow techniques which are corroborated by using non-binding market prices. Changes in its fair value were recorded in current assets or liabilities, as appropriate, with corresponding offsetting entries to other income (expense). Significant inputs to the discounted cash flow model include projected future cash flows based on projected one-month LIBOR and the average margin for companies with similar credit ratings and similar maturities. These are classified as Level 2 as they are not actively traded and are valued using pricing models that use observable market inputs.
The contingent consideration liability ("earn-out"), discussed in Note 9, is classified as Level 3. The amount of the total earn-out liability to the prior owners was determined using management's best estimate of earnings before interest, taxes, depreciation and amortization ("EBITDA") for the three-year period which will determine the amount of the ultimate payment to be made. Factors such as volume increases, selling price increases and inflation were used to develop a base projection. The Company believes additional costs will be required to improve employee turnover, safety, internal controls, etc. These estimated costs were deducted in order to determine projected EBITDA. The Company's current cost of borrowing was used to determine the present value of these expected payments. Each quarter-end, the Company will re-evaluate their assumptions and adjust to the estimated present value of the expected payments to be made.
The following table presents a summary of changes in fair value of the Company's Level 3 liabilities measured on a recurring basis for the three month period ended March 30, 2013:

Level 3 Inputs
Balance at December 29, 2012	$8,208,831
Interest expense charged during the year	42,600
Change in fair value of contingent consideration liability	—
Balance at March 30, 2013	$8,251,431
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 in the three month period ended March 30, 2013 or year ended December 29, 2012. There have also been no changes in the fair value methodologies used by the Company.

NOTE 9--ACQUISITION
On August 21, 2012, the Company completed the purchase of all of the outstanding shares of common stock of Lee-Var, Inc., doing business as Palmer of Texas ("Palmer"). Palmer is a manufacturer of liquid storage solutions and separation equipment for the petroleum, municipal water, wastewater, chemical and food industries. The Company views the Palmer acquisition as an excellent complement to the Metals Segment as both companies service many of the same markets and the Company has the ability to drive Palmer efficiencies in purchasing and operations. Palmer's results of operations since the acquisition date are reflected in the Company's condensed consolidated statements of operations. Effective January 22, 2013, Lee-Var, Inc.'s name was changed to Palmer of Texas Tanks, Inc.
The purchase price for the acquisition was $25,575,000. The adjustment for working capital increased the purchase price to $26,951,000. In addition, the amount of maintenance capital expenditures over the 18-month period following closing and the final cost of a production expansion capital project currently underway could also result in purchase price adjustments. Currently, the Company does not expect to realize any material purchase price adjustments from these two items. The sellers of Palmer will also have the ability to receive earn-out payments ranging from $2,500,000 to $10,500,000 if the business unit achieves targeted levels of Adjusted EBITDA, as defined in the stock purchase agreement related to the Palmer transaction, over a three year period following closing; and the Company will have the ability to claw-back portions of the purchase price over a two-year period following closing if Adjusted EBITDA falls below baseline levels. Palmer had recorded liabilities of approximately $1,200,000 related to certain contingencies for which the former Palmer shareholders have agreed to indemnify the Company. Accordingly, the Company has carried over these liabilities in its condensed consolidated financial statements and has recorded an asset of approximately $1,200,000 in prepaid expenses reflecting the indemnification against these potential payments.
At the end of each year (based on the acquisition date) for the first three years after acquisition, if Adjusted EBITDA for the year is below $5,825,000, there will not be an earn-out paid for that year. If Adjusted EBITDA for the year is greater than $5,825,000 but less than $6,825,000, the sellers of Palmer will be paid $2,500,000 for that year. If Adjusted EBITDA exceeds $6,825,000 for

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 30, 2013

the year, the earn-out would be $3,500,000. At the conclusion of the three-year earn-out period, in the event that the cumulative Adjusted EBITDA for the earn-out period is more than $17,475,000, the sellers of Palmer will receive an additional earn-out payment, if any, as follows. In the event that the cumulative Adjusted EBITDA for the earn-out period is greater than $17,475,000 but less than $20,475,000, the Company will make an additional earn-out payment so that the total cumulative earn-out payments for the three-year earn-out period equals $7,500,000. If the cumulative Adjusted EBITDA exceeds $20,475,000, the Company will make an additional earn-out payment so that the total cumulative earn-out payments for the three-year period equals $10,500,000. The Company is currently forecasting earn-out payments totaling $8,500,000, which was discounted at acquisition date to a present value of $8,152,000 using our incremental borrowing rate of two percent. $2,500,000 of this liability was classified as a current liability since the first payment is expected to be made within the year. The various assumptions and projections used in the earn-out projections were reviewed at March 30, 2013 with no additional adjustments required. Any future changes to the projected earn-out payments as a result of our quarterly review of forecasted EBITDA would be reflected as an adjustment to earnings in that period.
The amount of Palmer's revenues and pre-tax earnings included in the condensed consolidated statements of operations for the three months ended March 30, 2013 were $8,450,000 and $1,164,000, respectively.

NOTE 10--CONTINGENCIES
The Company is from time-to-time subject to various claims, other possible legal actions for product liability and other damages, and other matters arising out of the normal conduct of the Company's business.
Management is not currently aware of any other asserted or unasserted matters which could have a significant effect on the financial condition or results of operations of the Company.

NOTE 11--SUBSEQUENT EVENTS
On April 25, 2013, the Company issued to its non-employee directors an aggregate of 9,411 shares of its common stock in lieu of a total of $128,000 of their annual cash retainer fees. Each director was given the option of receiving shares of common stock for all or any part of their annual Board retainer fee.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion of certain significant factors that affected the Company during the three month period ended March 30, 2013.
Consolidated sales for the first quarter of 2013 increased 22 percent to $57,836,000 compared to $47,372,000 for the same period one year ago. The Company had net earnings of $1,465,000 or $0.23 per share for the first quarter of 2013, up ten percent over net earnings of $1,337,000 or $0.21 per share for the first quarter of 2012. EBITDA, a non-GAAP (Generally Accepted Accounting Principles) measure of earnings, was $3,749,000 in the first quarter of 2013, or $0.58 per share. This was an increase of 33 percent over the first quarter of 2012 when EBITDA was $2,816,000 or $0.44 per share.

Metals Segment
Sales in the first quarter of 2013 totaled $44,659,000, an increase of 24 percent from the same quarter last year. Operating income was $1,935,000 and $1,571,000 for the first quarter of 2013 and 2012, respectively. As described in more detail below, the Company purchased all of the outstanding shares of the common stock of Palmer of Texas Tanks, Inc. ("Palmer") on August 21, 2012. Excluding Palmer's sales results, sales for the first quarter 2013 would have been one percent higher than the prior year. The sales increase resulted from a 15 percent increase in unit volumes almost entirely offset by a 13 percent decrease in average selling prices. In the first quarter, the Segment experienced non-commodity unit volumes increasing 36 percent while commodity unit volume increased two percent. Selling prices for non-commodity and commodity pipe decreased approximately 20 percent and twelve percent, respectively, from the prior year. During the first quarter of 2013, the Segment began shipping carbon steel pipe associated with the Bechtel nuclear project. These sales are included in the non-commodity category and resulted in the large unit volume increase. Since the selling price for the carbon steel pipe used on this project is considerably below typical non-commodity sales levels, which would include a majority of higher-priced special alloy pipe sales, average non-commodity selling prices decreased from the first quarter of 2012. First quarter 2013 shipments of stainless steel pipe were constrained as distributors continued to monitor nickel prices and kept their large re-stocking buys on hold, as surcharges fluctuated each month. The Segment remains focused on international sales efforts which show year-over-year growth. Special alloy bookings, backlog and shipments were strong in the first quarter of 2013.
Operating income, which increased $364,000 for the first quarter of 2013 when compared to the same quarter of 2012, was impacted by the following factors:

a)
Palmer was acquired August 21, 2012. Its first quarter results were included in the 2013 Segment information while nothing was included for first quarter of the prior year. Palmer's operating income in the first quarter exceeded the forecast prepared at the time of acquisition. The integration plan has been a primary focus of the management team and has progressed well.

b)
Associated with the acquisition of Palmer, an intangible asset of $9,000,000 was recorded for the customer base acquired by the Company. This asset is being amortized on an accelerated basis which resulted in an amortization charge of $383,000 in the first quarter 2013. This additional amortization, net of taxes, reduced first quarter 2013 earnings per share by $0.04 per share.

c)
Margins were affected in the first quarter from foreign imports. Stainless steel pipe received from Malaysia, Vietnam and Thailand are entering the country at significantly reduced prices. This factor forced the Segment to reduce its prices accordingly to retain market share. The Company, along with two other manufacturers, is pursuing legal action against these manufacturers to stop the illegal dumping of pipe in the United States.

d)
During the first quarter of 2013, Bristol Metals ("BRISMET") added 30 production employees to support the Bechtel nuclear project. Additional costs were incurred as the Company prepared for this initiative. With less than 15 percent of the estimated revenue from the project realized in the first quarter, the Company expects labor efficiencies and margins to improve in the second and third quarters of this year when the balance of the project is completed.

e)
With the import pricing pressure and the start-up costs associated with the Bechtel project, operating income for BRISMET declined by 63 percent in the first quarter of 2013 as compared with the same quarter last year.

f)
Declining nickel prices resulted in inventory losses in the first quarter of this year of approximately $566,000 compared to an inventory loss of $907,000 in the first quarter of 2012. The impact to reported earnings was a positive swing of approximately $0.03 per share for the first quarter 2013.

g)
The fabrication unit continued to struggle with lower margin projects in both of its facilities. Cost cutting efforts allowed the unit to generate a small operating profit in the first quarter of 2013 as compared with a small loss in the first quarter of 2012.

Demand for manufactured pipe remains relatively strong, and the fabrication unit has begun to see an improvement in quote requests and orders. See the Outlook section for more details.
On August 21, 2012, the Company acquired all of the outstanding shares of common stock of Palmer, a leading manufacturer of liquid storage solutions and separation equipment for the petroleum, municipal water, wastewater, chemical and food industries. In recent years, Palmer's business has been focused on providing fiberglass and steel tanks to the oil industry. Its facility in Andrews, Texas, is strategically located in the heart of the Permian Basin of west Texas and also serves other liquid rich shale areas including the Anadarko Basin, Eagle Ford Shale and the Barnett Shale. The Company paid $27,895,000 for this acquisition through its existing credit facility and a new long-term debt agreement. The prior shareholders of Palmer have the ability to receive earn-out payments ranging from $2,500,000 to $10,500,000 if the business unit achieves targeted levels of Adjusted EBITDA over a three year period following closing; the Company will have the ability to claw-back portions of the purchase price over a two year period following closing if Adjusted EBITDA falls below baseline levels. The Company projects earn-out payments over the three year period following closing of $8,500,000. The present value of these future earn-out payments has been accrued as contingent consideration. At quarter end, the Company analyzed the adequacy of this accrual based upon seven months of actual data plus near-term profit projections. It was concluded that the liability was reasonable and no adjustment is required at this time.

Specialty Chemicals Segment
Sales for the Specialty Chemicals Segment in the first quarter of 2013 were $13,177,000 which represented a 16 percent increase when compared to the same quarter of 2012. Overall selling prices decreased seven percent in the first quarter when compared to 2012 due in part to a significant increase in usage of a lower cost raw material that is reflected in the selling price. Pounds sold increased 24 percent during the first quarter when compared to the same time period for 2012. At the same time fixed operating costs per pound of product produced decreased by six percent. Operating income for the first quarter of 2013 and 2012 was $1,293,000 and $1,129,000, respectively, an increase of 15 percent. The first quarter of 2012 included a gain of $130,000 from the reversal of a bad debt reserve charge. Excluding this prior year gain, operating income was up 29 percent. This increase resulted from the Segment increasing contract or tolling sales and strengthening sales to direct customers. The Segment continues to focus on changing the product mix to higher-priced/higher-margin products and controlling operating and support costs.

Other Items
Consolidated selling, general and administrative expenses increased $1,380,000 to $4,502,000 or eight percent of sales from $3,122,000 or seven percent of sales for the first quarter of 2013 compared to 2012, respectively. Approximately $1,000,000 of the increase arose from including Palmer's selling, general and administrative expenses in the first quarter of 2013 without any comparable costs for 2012. The remainder of the increase resulted from higher sales salaries and commissions associated with the sales increase experienced in the first quarter of 2013 combined with higher administrative salaries and professional fees. These increases were partially offset by lower incentive bonus expense for the first quarter 2013 compared to the same period of 2012.
Interest expense increased $296,000 for the first quarter of 2013 compared to the same quarter of 2012 as the result of the additional borrowings associated with the purchase of Palmer in August, 2012. Also, the fair value of the interest rate swap contract decreased $138,000 as of the end of the first quarter when compared to the prior year-end and resulted in an increase to other income for the first quarter of 2013.
Other income for the first quarter of 2012 is comprised of life insurance proceeds received in excess of its cash surrender value for a former officer of the Company.
The Company's cash balance decreased $951,000 during the first three months of 2013 from $1,085,000 at the end of 2012 to $134,000 as of March 30, 2013. As a result of the Company's sales increasing nine percent during the first quarter of 2013 compared to the fourth quarter 2012, net accounts receivable resulted in a use of cash since it increased at March 30, 2013 by $4,104,000 from the prior year end. Net inventories increased $859,000 as of the end of the first quarter 2013 compared to the end of 2012 in support of projected sales increases for both the Metals and Specialty Chemicals Segments. The Company generated cash during the first three months of 2013 as accounts payable increased $5,278,000 as of the end of the first quarter of 2013. Accrued expenses decreased or used $3,254,000 of cash as the 2012 management incentive bonuses were paid in February 2013 and some of the cash deposits received from our customers were utilized to offset their product shipments during the first quarter of 2013. Capital expenditures for the first three months of 2013 were $1,420,000. These items contributed to the Company having to borrow $520,000, net, during the first quarter of 2013, resulting in $40,387,000 of bank debt outstanding as of March 30, 2013.

Outlook
The Metals Segment's business is highly dependent on its customers' capital expenditures. We are seeing improvements in this area with many new projects starting and those projects that were previously put on hold are moving again. The Bechtel nuclear job was gearing up in the first quarter of 2013 and sales should be strong in the second and third quarters of 2013. The Metals Segment is experiencing a strong level of inquiries, especially in the chemical area. Even though excess capacity in the fabrication units continues, we are seeing project quote load improvements for both pipe and fabrication jobs. Profit margins on the new project activity are somewhat better than third and fourth quarter 2012 levels. Stainless steel surcharges, which affect our cost of raw materials, declined steadily from March to September 2012 (in the range of 26 percent). In the fourth quarter, they were basically steady. For the first quarter of 2013, they increased in the range of ten percent, but are declining in April and May by seven percent. Our inventory gains and losses are determined by a number of factors including sales mix and the holding period of particular products. As a consequence, there may not be a direct correlation between the direction of stainless steel surcharges and inventory profits or losses at a particular point in time. Our experience has been that over the course of a business cycle, this volatility has tended towards zero. We believe we are the largest and most capable domestic producer of non-commodity stainless steel pipe and an effective producer of commodity stainless steel pipe which should serve us well in the long run. Our market position remains strong in the commodity pipe market and we are experiencing an upswing in special alloy demand. We also continue to be optimistic about the fabrication business over the long term. Management anticipates continued strong sales of fiberglass and steel tanks as the oil drilling boom continues in the Permian Basin and Eagle Ford Shale areas of Texas. During the remainder of 2013, we will continue to focus on gaining production efficiencies at Palmer to increase tank production.
The pipe fabrication backlog has increased over the past several months as the volume of quote activity is becoming quite strong with many projects utilizing special alloy pipe. Our active quote log almost doubled since year end. Approximately 72 percent of fabrication's current backlog comes from chemical projects. Total fabrication backlog was $24,008,000 at March 30, 2013, $19,254,000 at December 29, 2012 and $16,443,000 at March 31, 2012. In the first half of April, the fabrication unit has booked an additional $5 million in orders.
The Specialty Chemicals Segment's sales should continue to show improvement into the second quarter of 2013 when compared to the prior year. The Specialty Chemicals Segment continues to ramp up the defoamer product line for applications in the water and paint industries and will experience the full year effect in 2013. The Company also expects sales levels to continue to improve throughout the remainder of 2013 as the result of aggressive product pricing, increased growth in sales to direct customers and identifying new sales opportunities for product offerings that have available production capacity. Management expects operating margins to hold steady at current levels in spite of the anticipation of raw material price increases over the next quarter.

Non-GAAP Financial Information
Statements included in this quarterly report include non-GAAP measures and should be read along with the following table which provides a reconciliation of non-GAAP measures to GAAP measures. EBITDA is a non-GAAP measure and excludes interest, change in fair value of interest rate swap, income taxes, depreciation and amortization expenses from net income. Management believes that these non-GAAP measures provide additional useful information to allow readers to compare the financial results between periods. Non-GAAP measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider the Company's performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company. Non-GAAP measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of the Company's results or financial condition as reported under GAAP.

Reconciliation of Net Income to EBITDA	Three Months Ended
	Mar 30, 2013	Mar 31, 2012
(unaudited)

Net income	$1,465,000	$1,337,000
Adjustments:
Interest expense, net	342,000	46,000
Change in fair value of interest rate swap	(138,000)	—
Income taxes	749,000	721,000
Depreciation	937,000	706,000
Amortization	394,000	6,000

EBITDA	$3,749,000	$2,816,000

EBITDA per share	$0.58	$0.44

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
This quarterly report on Form 10-Q includes and incorporates by reference "forward-looking statements" within the meaning of the federal securities laws. All statements that are not historical facts are "forward-looking statements." The words "estimate," "project," "intend," "expect," "believe," "should," "anticipate," "hope," "optimistic," "plan," "outlook," "should," "could," "may" and similar expressions identify forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. In conjunction with our 2012 Palmer acquisition, our expectations for future sales and profits which were included in our financial projections were our best estimates at the time and actual results could be significantly different. Readers are cautioned not to place undue reliance on these forward-looking statements. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions; the impact of competitive products and pricing; product demand and acceptance risks; raw material and other increased costs; raw materials availability; employee relations; ability to maintain workforce by hiring trained employees; customer delays or difficulties in the production of products; new fracking regulations; a prolonged decrease in oil prices; unforeseen delays in completing the integrations of Palmer; risks associated with mergers, acquisitions, dispositions and other expansion activities; financial stability of our customers; environmental issues; unavailability of debt financing on acceptable terms and exposure to increased market interest rate risk; inability to comply with covenants and ratios required by our debt financing arrangements; ability to weather an economic downturn; loss of consumer or investor confidence and other risks detailed from time-to-time in the Company's Securities and Exchange Commission filings. The Company assumes no obligation to update the information included in this quarterly report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risks
Information about the Company's exposure to market risk was disclosed in its Annual Report on Form 10-K for the year ended December 29, 2012, which was filed with the Securities and Exchange Commission on March 12, 2013. There have been no material quantitative or qualitative changes in market risk exposure since the date of that filing.

Item 4. Controls and Procedures
Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the period covered by this quarterly report, were effective. The Company is currently evaluating the internal control over financial reporting at Palmer and will include them in their internal control testing in 2013.
There has been no change in the Company's internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

Item 1A. Risk Factors
There were no material changes in our assessment of risk factors as discussed in Part I, Item 1A in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter ended March 30, 2013, the Registrant issued shares of common stock to the following classes of persons upon the exercise of options issued pursuant to the Registrant's 1998 and 2011 Stock Option Plans. Issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering.

Date Issued	Class of Purchasers	Number of Shares Issued	Aggregate Exercise Price
02/11/13	Officers and Employees	793	$8,997
02/19/13	Officers and Employees	5,000	$49,800
03/04/13	Officers and Employees	3,476	$35,280

Issuer Purchase of Equity Securities

Quarter Ended March 30, 2013 for the Period	Total Number of Shares (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
12-30 to 01-26	—	—	—	—
01-27 to 02-23	1,752	$14.21	—	—
02-24 to 03-30	—	—	—	—
Total	1,752	$14.21	—	—
(1) This column reflects the surrender of previously owned shares of common stock to pay the exercise price in connection with the exercise of stock options.

Item 6. Exhibits

Exhibit No. from Item 601 of Regulation S-K	Description
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32	Certifications Pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNALLOY CORPORATION
(Registrant)

Date: May 7, 2013	By:	/s/ Craig C. Bram
Craig C. Bram
President and Chief Executive Officer

Date: May 7, 2013	By:	/s/ Richard D. Sieradzki
Richard D. Sieradzki
Chief Financial Officer and Principal Accounting Officer