Form 10-Q
period 2013-06-29
SYNALLOY CORP
filed 2013-08-06
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 29, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
The number of shares outstanding of the registrant's common stock as of August 6, 2013 was 6,382,800.

Synalloy Corporation
Index

PART I	FINANCIAL INFORMATION
	Item 1.	Financial Statements
Condensed consolidated balance sheets - June 29, 2013 and December 29, 2012
Condensed consolidated statements of operations - Three and six month periods ended June 29, 2013 and June 30, 2012
Condensed consolidated statements of cash flows - Six months ended June 29, 2013 and June 30, 2012
Notes to condensed consolidated financial statements
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
	Item 4.	Controls and Procedures

Part II	OTHER INFORMATION
	Item 1.	Legal Proceedings
	Item 1A.	Risk Factors
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	Item 6.	Exhibits
Signatures and Certifications

PART I
Item 1. FINANCIAL STATEMENTS
Synalloy Corporation
Condensed Consolidated Balance Sheets

	(Unaudited)
	Jun 29, 2013	Dec 29, 2012
Assets
Current assets
Cash and cash equivalents	$142,808	$1,085,261
Accounts receivable, less allowance for doubtful accounts of $1,277,191 and $1,312,715, respectively	36,381,202	31,177,526
Inventories, net	57,106,370	50,163,392
Deferred income taxes	2,944,434	2,981,439
Prepaid expenses and other current assets	6,287,155	5,514,530
Total current assets	102,861,969	90,922,148

Cash value of life insurance	2,603,219	2,549,220
Property, plant and equipment, net of accumulated
depreciation of $42,467,203 and $40,966,957, respectively	29,261,908	28,034,930
Goodwill	18,252,678	18,252,678
Intangible asset, net	7,695,000	8,460,000
Deferred charges, net and other non-current assets	459,635	287,564
Total assets	$161,134,409	$148,506,540

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$2,250,000	$2,274,054
Accounts payable	17,470,464	10,523,788
Accrued expenses	9,759,204	11,633,251
Other current liabilities	140,823	122,000
Total current liabilities	29,620,491	24,553,093

Long-term debt	41,773,859	37,593,309
Long-term contingent consideration	5,794,031	5,708,831
Deferred income taxes	7,645,119	7,645,119
Other long-term liabilities	782,372	1,232,120

Shareholders' equity
Common stock, par value $1 per share - authorized 12,000,000 shares; issued 8,000,000 shares	8,000,000	8,000,000
Capital in excess of par value	1,544,893	1,398,612
Retained earnings	80,214,872	76,836,761
	89,759,765	86,235,373
Less cost of common stock in treasury: 1,617,200 and 1,643,267 shares, respectively	14,241,228	14,461,305
Total shareholders' equity	75,518,537	71,774,068
Commitments and contingencies – See Note 10

Total liabilities and shareholders' equity	$161,134,409	$148,506,540

Note: The balance sheet at December 29, 2012 has been derived from the audited consolidated financial statements at that date.

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	Jun 29, 2013	Jun 30, 2012	Jun 29, 2013	Jun 30, 2012
Net sales	$56,273,208	$46,878,134	$114,109,287	$94,250,210

Cost of sales	49,144,325	41,616,656	100,075,791	83,897,819

Gross profit	7,128,883	5,261,478	14,033,496	10,352,391

Selling, general and administrative expense	4,297,226	3,574,003	8,799,461	6,695,060
Operating income	2,831,657	1,687,475	5,234,035	3,657,331
Other (income) and expense
Interest expense	372,402	45,792	714,227	92,023
Change in fair value of interest rate swap	(495,430)	—	(633,109)	—
Other, net	16,021	—	(194)	(135,148)
Income before income taxes	2,938,664	1,641,683	5,153,111	3,700,456
Provision for income taxes	1,026,000	552,000	1,775,000	1,273,000

Net income	$1,912,664	$1,089,683	$3,378,111	$2,427,456

Net income per common share:
Basic	$0.30	$0.17	$0.53	$0.38
Diluted	$0.30	$0.17	$0.53	$0.38

Weighted average shares outstanding:
Basic	6,379,391	6,342,562	6,371,013	6,335,667
Dilutive effect from stock options and grants	58,636	50,896	58,872	51,043
Diluted	6,438,027	6,393,458	6,429,885	6,386,710

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	Jun 29, 2013	Jun 30, 2012
Operating activities
Net income	$3,378,111	$2,427,456
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	1,735,226	1,412,683
Amortization expense	796,483	12,546
Deferred income taxes	37,005	67,068
Reduction of losses on accounts receivable	(35,524)	(38,450)
Provision for losses on inventory	739,357	531,300
Gain on sale of property, plant and equipment	(3,911)	(41,724)
Cash value of life insurance	(53,999)	(188,436)
Change in fair value of interest rate swap	(633,109)	—
Environmental reserves	18,823	12,923
Issuance of treasury stock for director fees	127,989	99,995
Employee stock option and grant compensation	164,887	155,684
Changes in operating assets and liabilities:
Accounts receivable	(5,168,152)	(2,912,869)
Inventories	(7,682,335)	(4,421,478)
Other assets and liabilities, net	(741,932)	49,444
Accounts payable	6,946,676	3,006,474
Accrued expenses	(1,874,048)	319,549
Accrued income taxes	27,521	(177,538)
Net cash (used in) provided by operating activities	(2,220,932)	314,627
Investing activities
Purchases of property, plant and equipment	(3,062,159)	(1,327,757)
Proceeds from sale of property, plant and equipment	103,866	77,500
Proceeds from life insurance settlement	—	734,206
Net cash used in investing activities	(2,958,293)	(516,051)
Financing activities
Net borrowings from line of credit	5,337,965	213,209
Payments on long-term debt	(1,181,469)	—
Proceeds from exercised stock options	80,276	—
Net cash provided by financing activities	4,236,772	213,209
(Decrease) increase in cash and cash equivalents	(942,453)	11,785
Cash and cash equivalents at beginning of period	1,085,261	110,138
Cash and cash equivalents at end of period	$142,808	$121,923

Supplemental disclosure
Cash paid during the year for:
Interest	$690,371	$65,689
Income taxes	1,699,489	1,357,559

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 29, 2013

Unless indicated otherwise, the terms "Company," "we," "us," and "our" refer to Synalloy Corporation and its consolidated subsidiaries.

NOTE 1--BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included as required by Regulation S-X, Rule 10-01. Operating results for the three and six-month periods ended June 29, 2013, are not necessarily indicative of the results that may be expected for the year ending December 28, 2013. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 29, 2012.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation in the accompanying condensed consolidated financial statements. These reclassifications had no material effect on previously reported results of operations or shareholders' equity.

NOTE 2--RECENTLY ADOPTED ACCOUNTING STANDARDS

In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2012-02, "Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"), which permits an entity to make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit's indefinite-lived intangible asset is less than the asset's carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that the fair value of a reporting unit's indefinite-lived intangible asset is more likely than not greater than the asset's carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU 2012-02 is effective for the Company for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. The Company adopted the provisions of this ASU in the first quarter of 2013 and it did not have a material impact on its condensed consolidated financial statements.

NOTE 3--INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventories, net are as follows:

	Jun 29, 2013	Dec 29, 2012
Raw materials	$17,217,057	$13,975,628
Work-in-process	19,536,498	13,773,037
Finished goods	20,352,815	22,414,727
	$57,106,370	$50,163,392

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 29, 2013

NOTE 4--STOCK OPTIONS AND RESTRICTED STOCK

During the first six months of 2013, stock options for 10,247 shares of common stock were exercised by officers and employees for an aggregate exercise price of approximately $105,000. The Company received cash of approximately $80,000 and repurchased 1,752 shares of common stock totaling approximately $25,000. Stock compensation expense for the three and six month periods ended June 29, 2013 was approximately $84,000 and $165,000, respectively, while stock compensation expense for the three and six month periods ended June 30, 2012 was $77,000 and $156,000, respectively.
On February 7, 2013, the Compensation & Long-Term Incentive Committee of the Board of Directors of the Company approved stock option grants under the Company's 2011 Long-Term Incentive Stock Option Plan (the "2011 Plan"). Options for a total of 40,047 shares, with an exercise price of $13.70, were granted under the 2011 Plan to certain management employees of the Company. The exercise price was determined using the average of the high and low stock price on the day prior to the grant date. The per share weighted-average fair value of the stock options granted on February 7, 2013 was $6.30. The fair value of the option grant was estimated using the Black-Scholes option-pricing model based on a risk-free interest rate of two percent, an expected volatility of 53 percent, an expected life of seven years and a dividend yield of 1.80 percent. The stock options vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant. In order for the options to vest, the employee must be in the continuous employment of the Company since the date of the grant. Any portion of the grant that has not vested will be forfeited upon termination of employment. The Company may terminate any portion of the grant that has not vested upon an employee's failure to comply with all conditions of the award or the 2011 Plan.
On April 25, 2013, the Company issued to its non-employee directors an aggregate of 9,411 shares of its common stock in lieu of a total of $128,000 of their annual cash retainer fees. Each director was given the option of receiving shares of common stock for all or any part of their annual Board retainer fee.
On May 30, 2013, the Company filed two Form S-8 registration statements with the Securities and Exchange Commission ("SEC") in order to register shares of the Company's common stock that may be issued under the 2011 Plan and the 1998 Long-Term Incentive Stock Plan.

NOTE 5--INCOME TAXES
The Company did not have any unrecognized tax benefits accrued at June 29, 2013 and December 29, 2012. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal or state income tax examinations for years before 2008. The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 29, 2013

NOTE 7--SEGMENT INFORMATION

	Three Months Ended		Six Months Ended
	Jun 29, 2013	Jun 30, 2012	Jun 29, 2013	Jun 30, 2012
Net sales
Metals Segment	$41,869,000	$34,632,000	$86,529,000	$70,654,000
Specialty Chemicals Segment	14,404,000	12,246,000	27,580,000	23,596,000
	$56,273,000	$46,878,000	$114,109,000	$94,250,000
Operating income
Metals Segment	$2,087,000	$1,460,000	$4,048,000	$3,032,000
Specialty Chemicals Segment	1,596,000	1,076,000	2,889,000	2,205,000
	3,683,000	2,536,000	6,937,000	5,237,000
Unallocated expenses
Corporate	851,000	848,000	1,703,000	1,580,000
Interest and debt expense	372,000	46,000	714,000	92,000
Change in fair value of interest rate swap	(495,000)	—	(633,000)	—
Other expense (income)	16,000	—	—	(135,000)
Income before income taxes	$2,939,000	$1,642,000	$5,153,000	$3,700,000

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
Estimates of fair value using levels 2 and 3 may require judgments as to the timing and amount of cash flows, discount rates, and other factors requiring significant judgment, and the outcomes may vary widely depending on the selection of these assumptions. The Company's most significant fair value estimates as of June 29, 2013 and December 29, 2012, respectively, related to purchase accounting adjustments in the Palmer acquisition (as described further in Note 9 below), including the measurement of the contingent consideration, estimating the fair value of the reporting units in testing goodwill for impairment, estimating the fair value of the interest rate swap and providing disclosures of the fair values of financial instruments.
As of June 29, 2013 and December 29, 2012, respectively, the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and borrowings under the Company's line of credit and term loan, which are based on variable interest rates, approximate their fair value.
The Company does not currently have any Level 1 financial assets or liabilities.  The Company has one Level 2 financial asset and liability. The fair value of the interest rate swap resulted in an asset of $183,000 at June 29, 2013 and a liability of $450,000 at December 29, 2012. The interest rate swap was priced using discounted cash flow techniques which are corroborated by using

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 29, 2013

non-binding market prices. Changes in its fair value were recorded in current assets or liabilities, as appropriate, with corresponding offsetting entries to other income (expense). Significant inputs to the discounted cash flow model include projected future cash flows based on projected one-month LIBOR and the average margin for companies with similar credit ratings and similar maturities. These are classified as Level 2 as they are not actively traded and are valued using pricing models that use observable market inputs.
The contingent consideration liability ("earn-out"), discussed in Note 9, is classified as Level 3. The amount of the total earn-out liability to the former shareholders of Palmer was determined using management's best estimate of earnings before interest, taxes, depreciation and amortization ("EBITDA") for the three-year period from the acquisition date which will determine the amount of the ultimate payment to be made. Factors such as volume increases, selling price increases and inflation were used to develop a base projection. Additional projected costs to improve employee turnover, safety, internal controls, etc. were deducted in order to determine projected EBITDA. The Company's cost of borrowing at inception was used to determine the present value of these expected payments. Each quarter-end, the Company will re-evaluate their assumptions and adjust to the estimated present value of the expected payments to be made.
The following table presents a summary of changes in fair value of the Company's Level 3 liabilities measured on a recurring basis for the six-month period ended June 29, 2013:

Level 3 Inputs
Balance at December 29, 2012	$8,208,831
Interest expense charged during the year	85,200
Change in fair value of contingent consideration liability	—
Balance at June 29, 2013	$8,294,031
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 in the six-month period ended June 29, 2013 or year ended December 29, 2012. During the first six months of 2013, there have been no changes in the fair value methodologies used by the Company.

NOTE 9--ACQUISITION
On August 21, 2012, the Company completed the purchase of all of the outstanding shares of common stock of Lee-Var, Inc., doing business as Palmer of Texas ("Palmer"). Palmer is a manufacturer of liquid storage solutions and separation equipment for the petroleum, municipal water, wastewater, chemical and food industries. The Company viewed the Palmer acquisition as an excellent complement to the Metals Segment as both companies service many of the same markets and the Company has the ability to drive Palmer efficiencies in purchasing and operations. Palmer's results of operations since the acquisition date are reflected in the Company's condensed consolidated statements of operations. Effective January 22, 2013, Lee-Var, Inc.'s name was changed to Palmer of Texas Tanks, Inc.
The purchase price for the acquisition was $25,575,000. The adjustment for working capital increased the purchase price to $26,951,000. In addition, the amount of maintenance capital expenditures over the 18-month period following closing and the final cost of a production expansion capital project currently underway could also result in purchase price adjustments. Currently, the Company does not expect to realize any material purchase price adjustments from these two items. The former shareholders of Palmer will also have the ability to receive earn-out payments ranging from $2,500,000 to $10,500,000 if the business unit achieves targeted levels of EBITDA, as defined in the stock purchase agreement related to the Palmer transaction, over a three-year period following closing; and the Company will have the ability to claw-back portions of the purchase price over a two-year period following closing if EBITDA falls below baseline levels. Palmer had recorded liabilities of approximately $1,200,000 related to certain contingencies for which the former Palmer shareholders have agreed to indemnify the Company. Accordingly, the Company has carried over these liabilities in its condensed consolidated financial statements and has recorded an asset of approximately $1,200,000 in prepaid expenses reflecting the indemnification against these potential payments.
At the end of each year (based on the acquisition date) for the first three years after acquisition, if EBITDA for the year is below $5,825,000, there will not be an earn-out paid for that year. If EBITDA for the year is greater than $5,825,000 but less than $6,825,000, the former shareholders of Palmer will be paid $2,500,000 for that year. If EBITDA exceeds $6,825,000 for the year,

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 29, 2013

the earn-out would be $3,500,000. At the conclusion of the three-year earn-out period, in the event that the cumulative EBITDA for the earn-out period is more than $17,475,000, the former shareholders of Palmer will receive an additional earn-out payment, if any, as follows. In the event that the cumulative EBITDA for the earn-out period is greater than $17,475,000 but less than $20,475,000, the Company will make an additional earn-out payment so that the total cumulative earn-out payments for the three-year earn-out period equals $7,500,000. If the cumulative EBITDA exceeds $20,475,000, the Company will make an additional earn-out payment so that the total cumulative earn-out payments for the three-year period equals $10,500,000. The Company is currently forecasting earn-out payments totaling $8,500,000, which was discounted at acquisition date to a present value of $8,152,000 using our incremental borrowing rate of two percent. $2,500,000 of this liability was classified as a current liability since the first payment is expected to be made within the year. The various assumptions and projections used in the earn-out projections were reviewed at June 29, 2013 with no additional adjustments required. Any future changes to the projected earn-out payments as a result of our quarterly review of forecasted EBITDA would be reflected as an adjustment to earnings in that period.

NOTE 10--CONTINGENCIES
The Company is from time-to-time subject to various claims, possible legal actions for product liability and other damages, and other matters arising out of the normal conduct of the Company's business.
Management is not currently aware of any asserted or unasserted matters which could have a material effect on the financial condition or results of operations of the Company.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion of certain significant factors that affected the Company during the three and six-month periods ended June 29, 2013.
Consolidated net sales for the second quarter of 2013 increased 20 percent to $56,273,000 compared to $46,878,000 for the second quarter of 2012. Net income for the second quarter of 2013 was $1,913,000 or $0.30 per share, up 76 percent over net earnings of $1,090,000, or $0.17 per share for the same quarter in the prior year. For the first six months, net sales for 2013 were $114,109,000, an increase of 21 percent from $94,250,000 for the same period in the prior year. Net income was $3,378,000 or $0.53 per share for the first six months of 2013, up 39 percent over net income of $2,427,000, or $0.38 per share for the first six months of 2012.
Earnings before interest, change in fair value of interest rate swap, income taxes, depreciation and amortization ("Adjusted EBITDA"), a non-GAAP measure of earnings, was $4,017,000 in the second quarter of 2013, or $0.62 per share. This was an increase of 67 percent over the second quarter of 2012 when Adjusted EBITDA was $2,400,000, or $0.38 per share. For the first six months of 2013, Adjusted EBITDA was $7,765,000 or $1.21 per share compared with $5,218,000 or $0.82 per share for 2012, which represents a year-over-year increase of 49 percent.
Metals Segment
Net sales during the second quarter of 2013 totaled $41,869,000, an increase of 21 percent from $34,632,000 for the same quarter last year. Operating income was $2,087,000 and $1,460,000 for the second quarters of 2013 and 2012, respectively, an increase of $627,000 or 43 percent. The Company purchased 100 percent of the common stock of Lee-Var, Inc, doing business as Palmer of Texas ("Palmer"), on August 21, 2012. Excluding Palmer's sales results, sales for the second quarter of 2013 would have been one percent lower than the same quarter of the prior year. The net sales decrease resulted from a three percent decrease in unit volumes partially offset by a two percent increase in average selling prices. In the second quarter, the Segment experienced commodity unit volumes increasing eleven percent while non-commodity unit volume decreased 22 percent. Selling prices for commodity pipe decreased 15 percent while selling prices for non-commodity pipe increased 31 percent. Shipments of carbon steel pipe associated with the Bechtel nuclear plant remained strong in the second quarter of 2013. The Company classifies carbon steel pipe sales as non-commodity. Shipments of stainless steel pipe in the second quarter of 2013 were constrained as distributors continued to monitor nickel prices and kept their large re-stocking buys on hold, while surcharges decreased each month. The Segment remains focused on international sales efforts which show year-over-year growth. Special alloy bookings, backlog and shipments were strong in the second quarter of 2013. Fabrication bookings and sales have improved covering the full range of markets for pipe fabrication with power, chemicals, petro-chemicals and mining showing considerable improvement.
Net sales for the first six months of 2013 increased 22 percent to $86,529,000 and operating income for the first six months of 2013 was $4,048,000, up 34 percent from net sales and operating income of $70,654,000 and $3,032,000, respectively, for the same period of 2012. Excluding Palmer's net sales for the first six months of 2013, net sales for the Metals Segment for 2013 approximated prior year levels. The two percent decrease in unit volumes was completely offset by a two percent increase in average selling prices.
Operating income, which increased $627,000 for the second quarter of 2013 when compared to the same quarter of 2012, and increased $1,016,000 for the first six months of 2013 when compared to the same period of the prior year, was impacted by the following factors:

a)
Palmer was acquired August 21, 2012. Its second quarter and first six months results were included in the 2013 Metals Segment results while Palmer's results were not included during the same periods of the prior year. The Company is encouraged with the performance of Palmer since the acquisition. The majority of the integration plan has been completed and the Company believes it has an excellent management team in place at Palmer.

b)
Associated with the acquisition of Palmer, an intangible asset of $9,000,000 was recorded for the customer base acquired by the Company. This asset is amortized on an accelerated basis which resulted in an amortization charge of $383,000 in the second quarter and $765,000 for the first six months of 2013. This additional amortization, net of taxes, reduced second quarter and first six months of 2013 earnings per share by $0.04 per share and $0.08 per share, respectively.

c)
Margins were affected in the second quarter and first six months of 2013 by foreign imports. Stainless steel pipe received from Malaysia, Vietnam and Thailand are entering the country at significantly reduced prices. This factor forced the Segment to reduce prices accordingly to retain market share. Recently, Bristol Metals, LLC, a member of the Metals Segment, along with several other domestic manufacturers of stainless steel pipe, filed an antidumping petition with the United States International Trade Commission ("USITC") alleging dumping of welded stainless steel pipe in the United States market by Malaysia, Thailand and Vietnam. The USITC determined on June 28, 2013 that there is a reasonable indication that imports of welded stainless steel pipe from these countries sold into the

United States at less than fair value materially injured a United States industry. Accordingly, all six commissioners of the USITC hearing the petition voted in favor of the petitioners. As a result of the USITC decision, margins on stainless steel piping should improve in the third and fourth quarters of 2013 as we await the preliminary ruling which is currently set for October, 2013.

d)
Declining nickel prices resulted in inventory losses in the second quarter of this year of approximately $824,000 compared to an inventory loss of $1,303,000 in the second quarter of 2012. For the first six months of 2013 and 2012, inventory losses were $1,389,000 and $2,210,000, respectively. The impact to reported earnings was a favorable swing of approximately $0.06 per share and $0.09 per share for the second quarter and first six months of 2013.

e)	The fabrication units operating margins improved during the second quarter of 2013 as a result of higher labor rate projects in our facilities.
Demand for manufactured pipe remains relatively strong, and the fabrication unit has begun to see an improvement in quote requests and orders. See the Outlook Section for further discussion.

Specialty Chemicals Segment
Net sales for the Specialty Chemicals Segment in the second quarter of 2013 were $14,404,000, which represented an 18 percent increase from $12,246,000 when compared to the same quarter of 2012. Overall selling prices decreased twelve percent in the second quarter of 2013 when compared to 2012 due in part to a significant increase in usage of a lower cost raw material that is reflected in the selling price. Pounds sold increased 33 percent during the second quarter when compared to the same period for 2012. With the increase in pounds sold and produced, the additional production volume had a favorable effect on fixed operating costs per pound of product produced, which decreased by 18 percent during the second quarter of 2013 when compared to the same period of 2012. Operating income for the second quarter of 2013 and 2012 was $1,596,000 and $1,076,000, respectively, an increase of 48 percent. This increase resulted from the Segment increasing contract or tolling sales and strengthening sales to direct customers. The Segment continues to focus on changing the product mix to higher-priced/higher-margin products and controlling operating and support costs.
Specialty Chemicals Segment net sales for the first six months of 2013 were $27,580,000, up $3,984,000 or 17 percent from $23,596,000 for the same period of 2012. Operating income for the first six months of 2013 for the Specialty Chemicals Segment was $2,889,000 compared to $2,205,000 for the first six months of 2012, an increase of 31 percent. The additional Ashland defoamer sales, which began in the third quarter of 2012 and as described in our previous SEC filings, contributed to the increase in operating results for this segment.

Other Items
Consolidated selling, general and administrative expenses increased $723,000 to $4,297,000 or eight percent of sales from $3,574,000 or eight percent of sales for the second quarter of 2013 compared to 2012, respectively. For the first six months of 2013 compared to the same period of 2012, the expenses increased $2,104,000 to $8,799,000 or eight percent of sales from $6,695,000 or seven percent of sales. Approximately $843,000 and $1,852,000 of the increase arose from including Palmer's selling, general and administrative expenses in the three and six month periods ended June 29, 2013, respectively, without any comparable costs for 2012. The remainder of the increase resulted from higher sales salaries and commissions associated with the sales increase experienced in the first six months of 2013 combined with higher administrative salaries, professional fees, repairs and maintenance and bad debt expense. These increases were partially offset by lower incentive bonus expense for the first six months of 2013 compared to the same period of 2012.
Interest expense for the second quarter of 2013 was $372,000 compared to $46,000 for the second quarter of 2012. Interest expense increased $622,000 to $714,000 for the first six months of 2013 compared to $92,000 for the same period of 2012. Higher interest expense resulted from the additional borrowings associated with the purchase of Palmer in August, 2012 and core business growth. Also, as a result of higher interest rates during 2013, the fair value of the interest rate swap contract improved, and the Company increased other income by $495,000 and $633,000 during the second quarter and first six months of 2013, respectively, to record the change in its fair value.
Other income of $135,000 for the first six months of 2012 was on account of life insurance proceeds received in excess of its cash surrender value for a former officer of the Company.
The Company's cash balance decreased $942,000 during the first six months of 2013 from $1,085,000 at the end of 2012 to $143,000 as of June 29, 2013. As a result of the Company's sales increasing six percent during the second quarter of 2013 compared to the fourth quarter 2012, with the majority of the second quarter sales occurring in June 2013, net accounts receivable resulted in a use of cash since it increased at June 29, 2013 by $5,203,000 from the 2012 year end. Net inventories increased $6,943,000 as of the end of the second quarter 2013 compared to the balance at December 29, 2012 in support of the Bechtel nuclear project and projected sales increases for both segments. The Company generated cash during the first six months of 2013 as accounts payable increased $6,946,000 as of the end of the second quarter of 2013. Accrued expenses decreased or used $1,876,000 of cash as the 2012 management incentive bonuses were paid in February 2013 and some of the cash deposits received from our customers were utilized to offset their product shipments during the first six months of 2013. Capital expenditures for the first six months of 2013 were $3,062,000. These items contributed to the Company borrowing $4,157,000, net, during the first six months of 2013, resulting in $44,024,000 of bank debt outstanding as of June 29, 2013.

Outlook
The Metals Segment's business is highly dependent on its customers' capital expenditures. We are seeing improvements in this area with increased quoting activity, new project start-ups and "on hold" projects being released for completion. Shipments for the Bechtel nuclear job, as described in our previous SEC filings, were strong in the second quarter of 2013. Sales on the Bechtel project are expected to remain favorable throughout the third quarter of 2013 with the project being completed early in the fourth quarter. The Metals Segment is experiencing an upward trend on the level of inquiries, especially from the chemical industry. Profit margins on new project activity are better than we experienced in the fourth quarter 2012 and first quarter 2013. Stainless steel surcharges, which affect our cost of raw materials, declined steadily from March to September 2012 (in the range of 26 percent). In the fourth quarter of 2012, surcharges were basically steady. For the first quarter of 2013, surcharges increased in the range of ten percent, but have declined since April by 18 percent. The declining nickel prices continue to hold back sales as distributors are waiting for the prices to level out before placing large restocking orders. Our inventory gains and losses are determined by a number of factors including sales mix and the holding period of particular products. As a consequence, there may not be a direct correlation between the direction of stainless steel surcharges and inventory profits or losses at a particular point in time. Our experience has been that over the course of a business cycle, this volatility has tended towards zero. We believe we are the largest and most capable domestic producer of non-commodity stainless steel pipe and an effective producer of commodity stainless steel pipe, which should serve us well in the long run. Our market position remains strong in the commodity pipe market and we are experiencing an upswing in special alloy demand. International quoting activity for our stainless steel pipe remains strong, especially for Canadian oil sands projects. Quoting activity has increased in Europe, Middle East and Asia, which follows our marketing development strategies. We also continue to be optimistic about the fabrication business over the long-term. Management anticipates continued strong sales of fiberglass and steel tanks as oil drilling continues to grow in the Permian Basin and Eagle Ford Shale areas of Texas. During the remainder of 2013, we will continue to focus on gaining production efficiencies and eliminating bottlenecks at Palmer to increase tank production.
The pipe fabrication backlog has increased during 2013 as the volume of quote activity has strengthened, with many projects utilizing special alloy pipe. Approximately 64 percent of fabrication's current backlog comes from chemical projects and an additional 24 percent is from water / wastewater projects. Total fabrication backlog was $25,621,000 at June 29, 2013, $19,254,000 at December 29, 2012 and $20,027,000 at June 30, 2012.
Specialty Chemicals Segment's sales are expected to continue to show improvement into the third quarter of 2013 when compared to the prior year. Sales of the defoamer product line for applications in the water and paint industries achieved targeted levels in the third quarter of 2012 and therefore the large year-over-year sales increases that the Specialty Chemicals Segment experienced over the past several quarters will tighten. The Company still expects sales levels to continue to improve throughout the remainder of 2013 as the result of aggressive product pricing, increased growth in sales to direct customers and identifying new sales opportunities for product offerings that have available production capacity. Management expects operating margins to hold steady at current levels in spite of the anticipation of raw material price increases over the next quarter.

Non-GAAP Financial Information
Statements included in this report include non-GAAP (Generally Accepted Accounting Principles) measures and should be read along with the accompanying tables which provide a reconciliation of non-GAAP measures to GAAP measures. Adjusted EBITDA is a non-GAAP measure and excludes interest, change in fair value of interest rate swap, income taxes, depreciation and amortization expenses from net income. Management believes that these non-GAAP measures provide additional useful information to allow readers to compare the financial results between periods. Non-GAAP measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider the Company's performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company. Non-GAAP measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of the Company's results or financial condition as reported under GAAP.

Reconciliation of Net Income to Adjusted EBITDA	Three Months Ended		Six Months Ended
	Jun 29, 2013	Jun 30, 2012	Jun 29, 2013	Jun 30, 2012
(unaudited)

Reconciliation of net income to Adjusted EBITDA:
Net income	$1,913,000	$1,090,000	$3,378,000	$2,427,000
Adjustments:
Interest expense	372,000	46,000	714,000	92,000
Change in fair value of interest rate swap	(495,000)	—	(633,000)	—
Income taxes	1,026,000	552,000	1,775,000	1,273,000
Depreciation	798,000	706,000	1,735,000	1,413,000
Amortization	403,000	6,000	796,000	13,000

Adjusted EBITDA	$4,017,000	$2,400,000	$7,765,000	$5,218,000

Adjusted EBITDA per share, diluted	$0.62	$0.38	$1.21	$0.82

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
This quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of the federal securities laws. All statements that are not historical facts are "forward-looking statements." The words "estimate," "project," "intend," "expect," "believe," "should," "anticipate," "hope," "optimistic," "plan," "outlook," "should," "could," "may" and similar expressions identify forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. In conjunction with our 2012 Palmer acquisition, our expectations for future sales and profits which were included in our financial projections were our best estimates at the time and actual results could be significantly different. Readers are cautioned not to place undue reliance on these forward-looking statements. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions; the impact of competitive products and pricing; product demand and acceptance risks; raw material and other increased costs; raw materials availability; employee relations; ability to maintain workforce by hiring trained employees; customer delays or difficulties in the production of products; new fracking regulations; a prolonged decrease in oil prices; risks associated with mergers, acquisitions, dispositions and other expansion activities; financial stability of our customers; environmental issues; unavailability of debt financing on acceptable terms and exposure to increased market interest rate risk; inability to comply with covenants and ratios required by our debt financing arrangements; ability to weather an economic downturn; loss of consumer or investor confidence and other risks detailed from time-to-time in the Company's Securities and Exchange Commission filings. The Company assumes no obligation to update the information included in this quarterly report on Form 10-Q.

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

Item 4. Controls and Procedures
Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the period covered by this quarterly report, were effective. The Company is currently evaluating the internal controls over financial reporting at Palmer and will include them in its internal control testing in 2013.
There has been no change in the Company's internal controls over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

Item 1. Legal Proceedings
It is not unusual for us and our subsidiaries to be involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business involving, among other things, product liability, commercial, employment, workers' compensation, intellectual property claims and environmental matters. We establish reserves in a manner that is consistent with accounting principles generally accepted in the United States for costs associated with such matters when liability is probable and those costs are capable of being reasonably estimated. We cannot predict with any certainty the outcome of these unresolved legal actions or the range of possible loss or recovery. Based on current information, however, we believe that the eventual outcome of these unresolved legal actions, either individually or in the aggregate, will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors
There were no material changes in our assessment of risk factors as discussed in Part I, Item 1A in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended June 29, 2013, the Company issued shares of common stock to the following class of persons in lieu of cash for services rendered. Issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering.

Date Issued	Class of Purchasers	Number of Shares Issued	Consideration
04/05/13	Non-Employee Directors (1)	9,411	Director Services

(1) Each non-employee director was given the option of receiving shares of restricted stock for all or any part of his annual retainer fee for the 2013-14 year. The Company issued an aggregate of 9,411 shares of restricted stock in lieu of $128,000 of the non-employee directors' annual cash retainer fees. The number of restricted shares issued was determined by the average of the high and low stock price on the day prior to the Company's Annual Meeting of Shareholders. The shares granted to the non-employee directors are not registered under the Securities Act of 1933 and are subject to forfeiture in whole or in part upon the occurrence of certain events. The number of shares in the table is the aggregate number of shares directors are entitled to receive at the end of the Company’s second quarter of 2014 and would be prorated should a director not fulfill their elected term.

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32	Certifications Pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNALLOY CORPORATION
(Registrant)

Date: August 6, 2013	By:	/s/ Craig C. Bram
Craig C. Bram
President and Chief Executive Officer
(principal executive officer)

Date: August 6, 2013	By:	/s/ Richard D. Sieradzki
Richard D. Sieradzki
Vice President, Finance and Chief Financial Officer
(principal accounting and financial officer)