Form 10-Q
period 2013-09-28
SYNALLOY CORP
filed 2013-11-05
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 28, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
The number of shares outstanding of the registrant's common stock as of November 5, 2013 was 8,687,800.

Synalloy Corporation
Index

PART I	FINANCIAL INFORMATION
	Item 1.	Financial Statements
Condensed consolidated balance sheets - September 28, 2013 and December 29, 2012
Condensed consolidated statements of operations - Three and nine month periods ended September 28, 2013 and September 29, 2012
Condensed consolidated statements of cash flows - Nine months ended September 28, 2013 and September 29, 2012
Notes to condensed consolidated financial statements
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
	Item 4.	Controls and Procedures

Part II	OTHER INFORMATION
	Item 1.	Legal Proceedings
	Item 1A.	Risk Factors
	Item 6.	Exhibits
Signatures and Certifications

PART I
Item 1. FINANCIAL STATEMENTS
Synalloy Corporation
Condensed Consolidated Balance Sheets

	Sep 28, 2013	Dec 29, 2012
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$40,473	$1,085,261
Accounts receivable, less allowance for doubtful accounts of $1,182,298 and $1,312,715, respectively	36,867,997	31,177,526
Inventories, net	59,535,216	50,163,392
Deferred income taxes	2,944,434	2,981,439
Prepaid expenses and other current assets	4,541,365	5,514,530
Total current assets	103,929,485	90,922,148

Cash value of life insurance	2,630,220	2,549,220
Property, plant and equipment, net of accumulated
depreciation of $43,413,992 and $40,966,957, respectively	35,551,233	28,034,930
Goodwill	18,252,678	18,252,678
Intangible asset, net	7,312,500	8,460,000
Deferred charges, net and other non-current assets	443,527	287,564
Total assets	$168,119,643	$148,506,540

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$2,533,908	$2,274,054
Accounts payable	18,465,511	10,523,788
Accrued expenses	8,907,334	11,633,251
Other current liabilities	149,209	122,000
Total current liabilities	30,055,962	24,553,093

Long-term debt	45,994,819	37,593,309
Long-term contingent consideration	5,832,031	5,708,831
Deferred income taxes	8,245,869	7,645,119
Other long-term liabilities	927,467	1,232,120

Shareholders' equity
Common stock, par value $1 per share - authorized 12,000,000 shares; issued 8,000,000 shares	8,000,000	8,000,000
Capital in excess of par value	1,628,391	1,398,612
Retained earnings	81,676,332	76,836,761
	91,304,723	86,235,373
Less cost of common stock in treasury: 1,617,200 and 1,643,267 shares, respectively	14,241,228	14,461,305
Total shareholders' equity	77,063,495	71,774,068
Commitments and contingencies – See Note 11

Total liabilities and shareholders' equity	$168,119,643	$148,506,540

Note: The balance sheet at December 29, 2012 has been derived from the audited consolidated financial statements at that date.

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sep 28, 2013	Sep 29, 2012	Sep 28, 2013	Sep 29, 2012
Net sales	$54,396,786	$50,270,629	$168,506,073	$144,520,839

Cost of sales	48,894,226	44,587,646	148,970,017	128,485,465

Gross profit	5,502,560	5,682,983	19,536,056	16,035,374

Selling, general and administrative expense	4,211,439	3,587,770	12,982,660	10,269,102
Acquisition related costs	152,294	599,850	203,484	628,759
Operating income	1,138,827	1,495,363	6,349,912	5,137,513
Other (income) and expense
Interest expense	385,336	153,413	1,076,613	230,255
Change in fair value of interest rate swap	106,437	175,780	(526,672)	175,780
Bargain purchase gain from acquisition of CRI Tolling, LLC, net of taxes	(1,077,323)	—	(1,077,323)	—
Other, net	(84)	(391)	(278)	(135,539)
Income before income taxes	1,724,461	1,166,561	6,877,572	4,867,017
Provision for income taxes	263,000	324,000	2,038,000	1,597,000

Net income	$1,461,461	$842,561	$4,839,572	$3,270,017

Net income per common share:
Basic	$0.23	$0.13	$0.76	$0.52
Diluted	$0.23	$0.13	$0.75	$0.51

Weighted average shares outstanding:
Basic	6,382,800	6,344,933	6,374,913	6,338,756
Dilutive effect from stock options and grants	60,704	52,817	59,655	52,322
Diluted	6,443,504	6,397,750	6,434,568	6,391,078

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	Sep 28, 2013	Sep 29, 2012
Operating activities
Net income	$4,839,572	$3,270,017
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	2,682,014	2,148,879
Amortization expense	1,190,458	21,454
Deferred income taxes	637,755	67,068
Bargain purchase gain from acquisition of CRI, LLC	(1,678,072)	—
Reduction of losses on accounts receivable	(130,417)	(87,450)
Provision for losses on inventory	812,022	544,802
Gain on sale of property, plant and equipment	(3,911)	(12,347)
Cash value of life insurance	(81,000)	(215,436)
Change in fair value of interest rate swap	(526,672)	175,780
Environmental reserves	27,209	24,050
Issuance of treasury stock for director fees	127,989	99,995
Employee stock option and grant compensation	248,385	239,917
Changes in operating assets and liabilities:
Accounts receivable	(4,936,515)	(3,755,657)
Inventories	(9,951,075)	(3,821,881)
Other assets and liabilities, net	1,184,656	201,797
Accounts payable	7,575,826	(4,210,118)
Accrued expenses	(2,765,263)	1,247,461
Accrued income taxes	(60,291)	(145,351)
Net cash used in operating activities	(807,330)	(4,207,020)
Investing activities
Purchases of property, plant and equipment	(4,555,202)	(2,568,479)
Proceeds from sale of property, plant and equipment	103,866	77,500
Acquisition of CRI Tolling, LLC	(4,527,762)	—
Acquisition of Palmer of Texas	—	(28,998,466)
Cash received from Palmer of Texas acquisition	—	1,389,054
Proceeds from life insurance settlement	—	734,206
Net cash used in investing activities	(8,979,098)	(29,366,185)
Financing activities
Net borrowings from long-term debt	8,661,364	33,468,655
Proceeds from exercised stock options	80,276	—
Net cash provided by financing activities	8,741,640	33,468,655
Decrease in cash and cash equivalents	(1,044,788)	(104,550)
Cash and cash equivalents at beginning of period	1,085,261	110,138
Cash and cash equivalents at end of period	$40,473	$5,588

Supplemental disclosure
Cash paid during the year for:
Interest	$940,688	$156,631
Income taxes	2,050,219	1,347,385

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 28, 2013

Unless indicated otherwise, the terms "Company," "we," "us," and "our" refer to Synalloy Corporation and its consolidated subsidiaries.

NOTE 1--BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included as required by Regulation S-X, Rule 10-01. Operating results for the three and nine-month periods ended September 28, 2013, are not necessarily indicative of the results that may be expected for the year ending December 28, 2013. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 29, 2012.
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

NOTE 3--INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventories, net, are as follows:

	Sep 28, 2013	Dec 29, 2012
Raw materials	$18,714,173	$13,975,628
Work-in-process	21,350,562	13,773,037
Finished goods	19,470,481	22,414,727
	$59,535,216	$50,163,392

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 28, 2013

NOTE 4--STOCK OPTIONS AND RESTRICTED STOCK

During the first nine months of 2013, stock options for 10,247 shares of common stock were exercised by officers and employees for an aggregate exercise price of approximately $105,000. The Company received cash of approximately $80,000 and repurchased 1,752 shares of common stock totaling approximately $25,000. Stock compensation expense for the three and nine month periods ended September 28, 2013 was approximately $83,000 and $248,000, respectively, while stock compensation expense for the three and nine month periods ended September 29, 2012 was $84,000 and $240,000, respectively.
On February 7, 2013, the Compensation & Long-Term Incentive Committee of the Board of Directors of the Company approved stock option grants under the Company's 2011 Long-Term Incentive Stock Option Plan (the "2011 Plan"). Options for a total of 40,047 shares, with an exercise price of $13.70, were granted under the 2011 Plan to certain management employees of the Company. The exercise price was determined using the average of the high and low stock price on the day prior to the grant date. The per share weighted-average fair value of the stock options granted on February 7, 2013 was $6.30. The fair value of the option grants was estimated using the Black-Scholes option-pricing model based on a risk-free interest rate of two percent, an expected volatility of 53 percent, an expected life of seven years and a dividend yield of 1.80 percent. The stock options vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant. In order for the options to vest, the employee must be in the continuous employment of the Company since the date of the grant. Any portion of the grant that has not vested will be forfeited upon termination of employment. The Company may terminate any portion of the grant that has not vested upon an employee's failure to comply with all conditions of the award or the 2011 Plan.
On April 25, 2013, the Company issued to its non-employee directors an aggregate of 9,411 shares of its common stock in lieu of a total of $128,000 of their annual cash retainer fees. Each director was given the option of receiving shares of common stock for all or any part of his annual Board retainer fee.
On May 30, 2013, the Company filed two Form S-8 registration statements with the Securities and Exchange Commission ("SEC") in order to register shares of the Company's common stock that may be issued under the 2011 Plan and the 1998 Long-Term Incentive Stock Plan.

NOTE 5--INCOME TAXES
The Company did not have any unrecognized tax benefits accrued at September 28, 2013 and December 29, 2012. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal or state income tax examinations for years before 2009. The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 28, 2013

NOTE 7--SEGMENT INFORMATION

	Three Months Ended		Nine Months Ended
	Sep 28, 2013	Sep 29, 2012	Sep 28, 2013	Sep 29, 2012
Net sales
Metals Segment	$40,348,000	$35,580,000	$126,876,000	$106,234,000
Specialty Chemicals Segment	14,049,000	14,691,000	41,630,000	38,287,000
	$54,397,000	$50,271,000	$168,506,000	$144,521,000
Operating income
Metals Segment	$477,000	$1,282,000	$4,440,000	$4,314,000
Specialty Chemicals Segment	1,576,000	1,536,000	4,466,000	3,741,000
	2,053,000	2,818,000	8,906,000	8,055,000
Unallocated expenses
Corporate	801,000	722,000	2,476,000	2,288,000
Acquisition related costs	152,000	600,000	203,000	629,000
Interest expense	347,000	153,000	953,000	230,000
Change in fair value of interest rate swap	106,000	176,000	(527,000)	176,000
Bargain purchase gain from acquisition of CRI Tolling, LLC, net of taxes	(1,077,000)	—	(1,077,000)	—
Other income	—	—	—	(135,000)
Income before income taxes	$1,724,000	$1,167,000	$6,878,000	$4,867,000

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
Estimates of fair value using levels 2 and 3 may require judgments as to the timing and amount of cash flows, discount rates, and other factors requiring significant judgment, and the outcomes may vary widely depending on the selection of these assumptions. The Company's most significant fair value estimates as of September 28, 2013 and December 29, 2012, respectively, related to purchase accounting adjustments in the CRI Tolling, LLC (“CRI Tolling”) and Palmer of Texas ("Palmer") acquisitions (as described further in Note 9 below), including the measurement of the contingent consideration, estimating the fair value of the reporting units in testing goodwill for impairment, estimating the fair value of the interest rate swap and providing disclosures of the fair values of financial instruments.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 28, 2013

As of September 28, 2013 and December 29, 2012, respectively, the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and borrowings under the Company's line of credit and term loan, which are based on variable interest rates, approximate their fair value.
The Company does not currently have any Level 1 financial assets or liabilities.  The Company has two Level 2 financial assets and liabilities. These are classified as Level 2 as they are not actively traded and are valued using pricing models that use observable market inputs.
The fair value of the interest rate swap contract entered into on August 21, 2012 resulted in an asset of $152,000 at September 28, 2013 and a liability of $450,000 at December 29, 2012. The interest rate swap was priced using discounted cash flow techniques which are corroborated by using non-binding market prices. Changes in its fair value were recorded in current assets or liabilities, as appropriate, with corresponding offsetting entries to other income (expense). Significant inputs to the discounted cash flow model include projected future cash flows based on projected one-month LIBOR and the average margin for companies with similar credit ratings and similar maturities.
The fair value of the interest rate swap contract entered into on September 3, 2013 resulted in a liability of $145,000 at September 28, 2013. The interest rate swap was priced using discounted cash flow techniques which are corroborated by using non-binding market prices. Changes in its fair value were recorded in long-term assets or liabilities, as appropriate, with corresponding offsetting entries to other income (expense). Significant inputs to the discounted cash flow model include projected future cash flows based on projected one-month LIBOR and the average margin for companies with similar credit ratings and similar maturities.
The contingent consideration liability ("earn-out"), discussed in Note 9, is classified as Level 3. The amount of the total earn-out liability to the former shareholders of Palmer was determined using management's best estimate of earnings before interest, taxes, depreciation and amortization ("EBITDA") for the three-year period from the acquisition date which will determine the amount of the ultimate payment to be made. Factors such as volume increases, selling price increases and inflation were used to develop a base projection. Additional projected costs to improve employee turnover, safety, internal controls, etc. were deducted in order to determine projected EBITDA. The Company's cost of borrowing at inception was used to determine the present value of these expected payments. Each quarter-end, the Company will re-evaluate the assumptions and adjust to the estimated present value of the expected payments to be made.
The following table presents a summary of changes in fair value of the Company's Level 3 liabilities measured on a recurring basis for the nine-month period ended September 28, 2013:

Level 3 Inputs
Balance at December 29, 2012	$8,208,831
Interest expense charged during 2013	123,200
Change in fair value of contingent consideration liability	—
Balance at September 28, 2013	$8,332,031
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 in the nine-month period ended September 28, 2013 or year ended December 29, 2012. During the first nine months of 2013, there have been no changes in the fair value methodologies used by the Company.

NOTE 9--ACQUISITIONS

Acquisition of CRI Tolling, LLC
The Company completed the purchase of the business assets of Color Resources, LLC (“CRI”) and the building and land located in Fountain Inn, South Carolina where CRI was the sole tenant (the “CRI Facility”). CRI Tolling, a South Carolina limited liability company and wholly-owned subsidiary of the Company, will continue CRI’s business as that of a toll manufacturer that provides outside manufacturing resources to global and regional chemical companies. On August 9, 2013, Synalloy purchased the CRI Facility for a total purchase price of $3,450,000. On August 26, 2013, the Company purchased certain assets and assumed certain

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 28, 2013

operating liabilities of CRI through CRI Tolling for a total purchase price of $1,100,000. The assets purchased from CRI included accounts receivable, inventory, certain other assets, and equipment, net of assumed payables. The Company plans to use the acquisition of CRI and the CRI facility to expand its production capacity from its Cleveland, Tennessee facility to further penetrate existing markets, as well as develop new ones, including those in the energy industry. CRI Tolling will operate as a division of Synalloy’s Specialty Chemicals Segment, which includes Manufacturers Chemicals, LLC. The Company viewed both the building and operating assets of CRI together as one business, capable of providing a return to ownership by expanding the Segments' production capacity. Accordingly, the acquisition meets the definition of a business and the transaction is structured in a way it that meets the definition of a business combination.
The transaction is being accounted for using the acquisition method of accounting for business combinations in accordance with generally accepted accounting principles in the United States of America. Under this method, the total consideration transferred to consummate the acquisition is allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the closing date of the acquisition. The acquisition method of accounting requires extensive use of estimates and judgments to allocate the consideration transferred to the identifiable tangible and intangible assets, if any, acquired and liabilities assumed.
The purchase price for the acquisition of CRI and the CRI Facility was funded through a new term loan with the Company’s bank which is discussed below in Note 10 along with an increase in the Company’s line of credit.

A summary of sources and uses of proceeds for the acquisition of CRI and the CRI Facility is as follows:

Sources of funds:
Proceeds from term loan	$4,033,250
Proceeds from line of credit	516,750
Total sources of funds	$4,550,000

Uses of funds:
Acquisition of CRI Facility	$3,450,000
Acquisition of certain CRI assets, net of assumed liabilities	1,100,000
Amount received by Company for pro-rated property taxes at close	$(22,000)
Total uses of funds	$4,528,000

The total consideration transferred was allocated to CRI’s net tangible and identifiable assets based on their fair value as of August 26, 2013.  The preliminary allocation of the total consideration to the fair value of the assets acquired and liabilities assumed as of August 26, 2013 is as follows:

	As recorded by CRI	Purchased CRI facility	Purchase accounting and fair value adjustments	As recorded by Synalloy
Accounts receivable, net	$623,539	$—	$—	$623,539
Inventories, net	232,771	—	—	232,771
Prepaid expenses	11,695	—	—	11,695
Building and land	—	3,450,000	650,000	4,100,000
Equipment, net	614,998	—	1,028,072	1,643,070
Accounts payable	(365,898)	—	—	(365,898)
Accrued liabilities	(17,105)	—	—	(17,105)
Deferred tax liability	—	—	(600,750)	(600,750)
	$1,100,000	$3,450,000	$1,077,322	$5,627,322

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 28, 2013

Due to severe financial difficulties CRI was experiencing prior to the acquisition, the Company was able to purchase the land, building and equipment at below market value. Therefore, the overall fair value of the assets acquired by the Company exceeded the amount paid. Upon the determination that the Company was going to recognize a gain related to the bargain purchase of CRI and the CRI Facility, the Company reassessed its assumptions and measurement of identifiable assets acquired and liabilities assumed and concluded that the preliminary valuation procedures and resulting measures were appropriate. Due to the bargain purchase accounting rules, a one-time gain, net of taxes, was recognized during the three and nine month periods ended September 28, 2013 as follows:

Fair value of net assets acquired	$5,627,332
Total consideration paid	(4,550,000)
Bargain purchase gain	$1,077,332

The amount of CRI’s revenues and pre-tax earnings included in the Condensed Consolidated Statements of Operations for both the three and nine month periods ended September 28, 2013 were $444,000 and $75,000, respectively. The following unaudited pro forma information is provided to present a summary of the combined results of the Company’s operations with CRI as if the acquisition had occurred on January 1, 2012.  The unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of what the results would have been had the acquisition been completed on the date indicated above.

	Three Months Ended		Nine Months Ended
	Sep 28, 2013	Sep 29, 2012	Sep 28, 2013	Sep 29, 2012

Pro forma revenues	$55,099,000	$51,934,000	$171,725,000	$150,311,000
Pro forma net income	1,268,000	742,000	4,141,000	3,088,000
Earnings per share:
Basic	0.20	0.12	0.65	0.49
Diluted	0.20	0.12	0.64	0.48

Acquisition of Palmer of Texas
On August 21, 2012, the Company completed the purchase of all of the outstanding shares of common stock of Lee-Var, Inc., doing business as Palmer of Texas. Palmer is a manufacturer of liquid storage solutions and separation equipment for the petroleum, municipal water, wastewater, chemical and food industries. The Company viewed the Palmer acquisition as an excellent complement to the Metals Segment as both companies service many of the same markets and the Company has the ability to drive Palmer efficiencies in purchasing and operations. Palmer's results of operations since the acquisition date are reflected in the Company's condensed consolidated statements of operations. Effective January 22, 2013, Lee-Var, Inc.'s name was changed to Palmer of Texas Tanks, Inc.
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

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 28, 2013

At the end of each year (based on the acquisition date) for the first three years after acquisition, if EBITDA for the year is below $5,825,000, there will not be an earn-out paid for that year. If EBITDA for the year is greater than $5,825,000 but less than $6,825,000, the former shareholders of Palmer will be paid $2,500,000 for that year. If EBITDA exceeds $6,825,000 for the year, the earn-out would be $3,500,000. At the conclusion of the three-year earn-out period, in the event that the cumulative EBITDA for the earn-out period is more than $17,475,000, the former shareholders of Palmer will receive an additional earn-out payment, if any, as follows. In the event that the cumulative EBITDA for the earn-out period is greater than $17,475,000 but less than $20,475,000, the Company will make an additional earn-out payment so that the total cumulative earn-out payments for the three-year earn-out period equals $7,500,000. If the cumulative EBITDA exceeds $20,475,000, the Company will make an additional earn-out payment so that the total cumulative earn-out payments for the three-year period equals $10,500,000. The Company is currently forecasting earn-out payments totaling $8,500,000, which was discounted at acquisition date to a present value of $8,152,000 using our incremental borrowing rate of two percent. $2,500,000 of this liability was classified as a current liability since the first payment is expected to be made within the year. The various assumptions and projections used in the earn-out projections were reviewed at September 28, 2013 with no additional adjustments required. Any future changes to the projected earn-out payments as a result of our quarterly review of forecasted EBITDA would be reflected as an adjustment to earnings in that period.

NOTE 10-FINANCING ARRANGEMENT
In connection with the acquisition of CRI and the CRI Facility discussed in Note 9, on August 9, 2013, the Company entered into a Second Amendment to its Credit Agreement with its current bank (the “Amended Credit Agreement”) to provide for a new ten-year term loan in the amount of $4,033,000, with monthly principal payments customized to account for the 20 year amortization of the real estate assets and five year amortization of the equipment assets purchased. The real estate portion of the loan of $3,485,000 represents 85 percent of the appraised value of the real estate and the equipment portion of the loan of $548,250 represents 75 percent of the purchase price of the equipment assets. Therefore, the total monthly principal payment is $23,659 during the first 60 months of the loan and will reduce to $14,521 for the remainder of the loan, plus accrued interest with the balance due at maturity. Interest is calculated using the One Month LIBOR (as defined in the Amended Credit Agreement), plus two percent.
Pursuant to the Amended Credit Agreement, the Company was required to pledge all of the acquired assets of CRI and the CRI Facility. This agreement also modified the definition of EBITDA (as defined in the Amended Credit Agreement) and the maximum amount of capital expenditures for the fiscal year ended December 28, 2013 to exclude assets acquired with the acquisition of CRI and the CRI Facility. Covenants under the Amended Credit Agreement including maintaining a certain Total Funded Debt to EBITDA ratio (as defined in the Amended Credit Agreement), a minimum tangible net worth, and total liabilities to tangible net worth ratio were not modified. Additionally, none of the other provisions of the Credit Agreement were changed as a result of this amendment.
In conjunction with the new term loan, to mitigate the variability of the interest rate risk, the Company entered into an interest rate swap contract on September 3, 2013 with its current bank (the “interest rate swap”). The interest rate swap is for an initial notional amount of $4,033,250 with a fixed interest rate of 4.83 percent and runs for ten years to August 19, 2023, which equates to the date of the term loan. The notional amount of the interest rate swap decreases as monthly principal payments are made. Although the swap is expected to effectively offset variable interest in the borrowing, hedge accounting will not be utilized. Therefore, changes in its fair value are being recorded in current assets or liabilities, as appropriate, with corresponding offsetting entries to other income (expense).

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 28, 2013

NOTE 11--CONTINGENCIES
The Company is from time-to-time subject to various claims, possible legal actions for product liability and other damages, and other matters arising out of the normal conduct of the Company's business.
Management is not currently aware of any asserted or unasserted matters which could have a material effect on the financial condition or results of operations of the Company.

NOTE 12--SUBSEQUENT EVENTS

On September 30, 2013, the Company closed on an underwritten public offering of 2,000,000 shares of its common stock at $15.75 per share. The underwriters also exercised their option to purchase and close upon an additional 300,000 shares of common stock at $15.75 per share. The Company received net proceeds, after underwriting discounts and estimated expenses, of approximately $34,200,000. The Company intends to use the net proceeds from the offering to invest approximately $3,500,000 in new equipment for the CRI Tolling facility, invest approximately $2,000,000 in new equipment for its fabrication facilities, pay off its line of credit and for general corporate purposes. The Company's line of credit was paid off on October 1, 2013.
The Company performs an evaluation of events that occur after the balance sheet date but before consolidated financial statements are issued for potential recognition or disclosure of such events in its consolidated financial statements. The Company evaluated subsequent events through the date that the consolidated financial statements were issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion of certain significant factors that affected the Company during the three and nine-month periods ended September 28, 2013.
Consolidated net sales for the third quarter of 2013 were $54,397,000, up eight percent compared to net sales of $50,271,000 for the third quarter of 2012. Net income for the third quarter of 2013 was $1,461,000 or $0.23 per share, up 73 percent over net earnings of $843,000, or $0.13 per share for the same quarter in the prior year. For the first nine months, net sales for 2013 were $168,506,000, an increase of 17 percent from $144,521,000 for the same period in the prior year. Net income was $4,840,000 or $0.75 per share for the first nine months of 2013, up 48 percent over net income of $3,270,000, or $0.51 per share for the first nine months of 2012. In September 2013, the Company recorded a bargain purchase gain of approximately $1,077,000, net of taxes, which resulted from its acquisition of CRI Tolling, LLC.
Metals Segment
Sales during the third quarter of 2013 totaled $40,348,000, an increase of 13 percent from $35,580,000 for the same quarter last year. Operating income was $477,000 and $1,282,000 for the third quarters of 2013 and 2012, respectively, a decrease of $805,000 or 63 percent. The Company purchased 100 percent of the common stock of Palmer of Texas ("Palmer") on August 21, 2012. Excluding Palmer's sales results, sales for the third quarter 2013 would have been two percent lower than the prior year. The sales decrease resulted from a three percent decrease in average selling prices partially offset by a one percent increase in average unit volumes. In the third quarter, the Segment experienced commodity unit volumes decreasing one percent while non-commodity unit volume increased five percent. Selling prices for commodity pipe decreased approximately 15 percent while selling prices for non-commodity pipe increased approximately two percent. Shipments of carbon steel pipe associated with the Bechtel nuclear plant remained strong in the third quarter of 2013. The Company classifies carbon steel pipe sales as non-commodity. Shipments of stainless steel pipe in the third quarter of 2013 continued to be constrained as distributors continued to monitor nickel prices and kept their large re-stocking buys on hold, as surcharges decreased each month. The Segment remains focused on international sales efforts which show year-over-year growth. Special alloy inquiries, bookings and backlog have remained strong in the third quarter of 2013. Fabrication bookings and sales have improved covering the full range of markets for pipe fabrication with power, chemicals, petro-chemicals and mining showing considerable improvement.
Sales for the first nine months of 2013 were $126,876,000 and operating income was $4,440,000, up 19 percent and three percent, respectively, from last year's totals of $106,234,000 and $4,314,000, respectively. Excluding Palmer's sales for the first nine months of 2013, sales for the Metals Segment for 2013 would have been one percent lower than the same period of 2012 which resulted from lower unit volumes.
Operating income, which decreased $805,000 for the third quarter of 2013 when compared to the same quarter of 2012 and increased $126,000 for the first nine months of 2013 when compared to the same period of the prior year, was impacted by the following factors:

a)
Palmer was acquired August 21, 2012. Its third quarter and first nine months results were included in the 2013 Metals Segment results while only six weeks of Palmer's results were included in the same periods of the prior year. Adjusting its third quarter 2013 earnings for an unfavorable physical inventory adjustment and the accelerated customer list amortization as described in the following paragraph, Palmer's operating income for the third quarter of 2013 would have been up by approximately four percent over the prior year after extrapolating their 2012 six weeks actual results to a full quarter.

b)
Associated with the acquisition of Palmer, an intangible asset of $9,000,000 was recorded for the customer base acquired by the Company. This asset is amortized on an accelerated basis which resulted in an amortization charge of $383,000 in the third quarter and $1,147,000 for the first nine months of 2013.

c)
Margins were affected in the third quarter and first nine months of 2013 by foreign imports. Stainless steel pipe received from Malaysia, Vietnam and Thailand was entering the country at significantly reduced prices. This factor forced Bristol Metals, LLC ("BRISMET") to reduce prices accordingly to retain market share. On May 16, 2013, BRISMET, along with several other domestic manufacturers of stainless steel pipe, filed an antidumping petition with the U.S. Department of Commerce and the U.S. International Trade Commission ("USITC") alleging that welded stainless steel pipe imported from Malaysia, Vietnam and Thailand were being dumped in the U.S. market. On June 28, 2013, the USITC determined there was a reasonable indication that a U.S. industry was materially injured by reason of imports from these three countries. All six commissioners of the USITC hearing the petition voted in favor of the petitioners in the affirmative. Preliminary anti-dumping duty determinations are due in December 2013 and final determinations are due by mid-2014. If there is an affirmative determination, duty deposits would be required no later than the preliminary ruling date and could be retroactive 90 days earlier if the situation is merited. In July 2013, Malaysia substantially increased their imports into the U.S. market, most likely in response to the ruling from the USITC. In the past, this type of behavior has resulted in the USITC opting for retroactive duties. This dumping activity had a significant effect on our pipe sales in the third quarter. Sales of 12" and under diameter pipe during the third quarter of 2013 was down eight percent from the same quarter last year, resulting in weak overhead absorption at our BRISMET unit. Price increases were put in effect during late August and early September of 2013, but the effect of these increases will not be fully realized until the fourth quarter of 2013.

d)
Profits at BRISMET were negatively impacted by weak special alloy sales, with pounds and sales down 25 percent and 31 percent, respectively, from the third quarter of last year. While bookings and inquiries for special alloy products have remained strong, the ramping up on deliveries for the Bechtel project created some delays in shipments of stainless steel pipe, particularly the special alloy pipe needing to be x-rayed.

e)
Declining nickel prices resulted in inventory losses in the third quarter of this year of approximately $1,133,000 compared to an inventory loss of approximately $1,286,000 in the third quarter of 2012. For the first nine months of 2013 and 2012, inventory losses were approximately $2,522,000 and $3,495,000, respectively.

f)
Profitability for our fabrication units was unfavorably affected in the third quarter of 2013 by a $240,000 claim reserve and additional costs associated with sending 15 production personnel to Ram-Fab to work on a portion of a job that required union labor, which also lowered output at BristolFab by their absence. We expect the union production crew will continue working at Ram-Fab into early November 2013. With the strong increase in fabrication backlog during the quarter, the pre-production process such as the development and approval of all sketches is being completed and production should begin in the fourth quarter.

Demand for manufactured pipe is improving. With our fabrication facilities operating close to capacity, our quoting activity is focused on late 2014 and early 2015 project deliveries. See the Outlook Section for further discussion.

Specialty Chemicals Segment
Sales for the Specialty Chemicals Segment in the third quarter of 2013 were $14,049,000, which represented a four percent decrease from $14,691,000 for the same quarter of 2012. Overall selling prices decreased four percent in the third quarter when compared to 2012 due in part to a significant increase in usage of a lower cost raw material that is reflected in the selling price. Operating income for the third quarters of 2013 and 2012 was $1,576,000 and $1,536,000, respectively, an increase of three percent. Sales and operating income levels in the third quarter of 2013 were relatively flat with the prior year as we surpassed the one-year anniversary of obtaining additional Ashland defoamer products.
On August 26, 2013, CRI Tolling, a wholly-owned subsidiary of Synalloy, completed the purchase of substantially all of the assets and assumed certain operating liabilities of CRI. Located in Fountain Inn, South Carolina, CRI Tolling will continue CRI's business as that of a toll manufacturer that provides outside manufacturing resources to global and regional chemical companies. The assets purchased from CRI included equipment and certain other assets and approximately $387,000 worth of inventory and accounts receivables, net of assumed payables. The total purchase price was $1,100,000. The Company acquired the building and land where CRI operates in a separate transaction on August 9, 2013 for $3,450,000. The Company viewed both the building and operating assets of CRI together as one business, capable of providing a return to ownership by expanding the Segments' production capacity. Accordingly, the acquisition meets the definition of a business and the transaction is structured in a way it that meets the definition of a business combination.
Due to severe financial difficulties CRI was experiencing prior to our acquisition, the Company was able to purchase the land, building and equipment at below market value. As a result of the favorable purchase price, the Company recorded a bargain purchase gain on this transaction in the third quarter of 2013 of $1,077,000, net of taxes. The Company funded the acquisition of CRI through a new term loan with the Company's bank plus an increase in its line of credit.
CRI Tolling had a small positive impact on profitability during September, its first month after acquisition. The Specialty Chemicals Segment continues to focus on changing the product mix to higher-priced/higher-margin products and controlling operating and support costs. The focus at CRI Tolling will be to streamline processes and improve production capabilities.
Specialty Chemicals Segment sales for the first nine months of 2013 were $41,630,000, up $3,343,000 or nine percent from $38,287,000 for the same period of 2012. Operating income for the first nine months of 2013 for the Specialty Chemicals Segment was $4,466,000 compared to $3,741,000 for the first nine months of 2012, an increase of 19 percent. The additional Ashland defoamer sales which began in the third quarter of 2012 contributed to the nine-month increase in operating results for this segment.

Other Items
Consolidated selling, general and administrative expenses increased $176,000 to $4,364,000 or eight percent of sales from $4,188,000 or eight percent of sales for the third quarter of 2013 compared to 2012, respectively. For the first nine months of 2013 compared to the same period of 2012, the expenses increased $2,288,000 to $13,186,000 or eight percent of sales from $10,898,000 or eight percent of sales. Approximately $691,000 and $2,542,000 of the increase arose from including Palmer's selling, general and administrative expenses in the three and nine month periods ended September 28, 2013, respectively, without any comparable costs for 2012. The remainder of the increase resulted from higher sales salaries and commissions associated with the sales increase experienced in the first nine months of 2013 combined with higher administrative salaries, professional fees and repairs and maintenance expense. These increases were partially offset by lower incentive bonus and bad debt expense for the first nine months of 2013 compared to the same period of 2012.
Consolidated interest expense for the third quarter of 2013 was $385,000 compared to $153,000 for the third quarter of 2012. Interest expense increased $847,000 to $1,077,000 for the first nine months of 2013 compared to $230,000 for the same period of 2012. Higher interest expense resulted from the additional borrowings associated with the purchase of CRI in September 2013 and Palmer in August 2012.
In connection with the acquisition of CRI, on August 9, 2013 the Company amended its credit agreement with BB&T for a new ten-year term loan in the amount of approximately $4,033,000, with monthly principal payments customized to account for the 20 year amortization of the real estate assets combined with a five-year amortization of the equipment assets purchased. In conjunction with the new term loan, to mitigate the variability of interest rate risk, the Company entered into an interest rate swap contract on September 3, 2013 with its bank. The interest rate swap is for an initial notional amount of $4,033,250 with a fixed interest rate of 4.83 percent and runs for ten years to August 19, 2023, which equates to the due date of the term loan. The notional amount of the interest rate swap decreases as monthly principal payments are made.
Also, as a result of changes in interest rates, the changes in the fair value of the interest rate swap contracts increased for the third quarter of 2013 by $106,000 but decreased by $527,000 for the first nine months of 2013.
Other income of $135,000 for the first nine months of 2012 was on account of life insurance proceeds received in excess of its cash surrender value for a former officer of the Company.
As noted in the Specialty Chemicals Segment section, the Company realized a $1,077,000 bargain purchase gain net of taxes from the acquisition of CRI in the third quarter of 2013. The gain resulted primarily from the fair value of land, building and equipment exceeding the cost paid for these assets. The total amount of the gain was approximately $1,678,000. The Company reduced this amount by approximately $601,000 to establish a deferred tax liability to provide for future book to tax depreciation differences. The net bargain purchase gain of $1,077,000 is not taxable for federal or state purposes and was removed from the 2013 third quarter and year-to-date tax provision. This resulted in an effective tax rate for the third quarter and first nine months of 2013 of 15 percent and 30 percent, respectively.
The Company's cash balance decreased $1,045,000 during the first nine months of 2013 from $1,085,000 at the end of 2012 to $40,000 as of September 28, 2013. Net accounts receivable increased $5,690,000 at September 28, 2013 when compared to the prior year end. The increase was entirely in the Metals Segment and resulted from an 18 percent sales increase for BRISMET and Palmer for August and September 2013 compared to November and December of 2012. Net inventories increased $9,372,000 as of the end of the third quarter 2013 compared to the end of 2012 entirely in the Metals Segment in support of the Bechtel nuclear project and projected pipe and fabrication sales increases. The Company generated cash during the first nine months of 2013 as accounts payable increased $7,942,000 as of the end of the third quarter of 2013, excluding CRI Tolling’s initial accounts payable balance. After reducing third quarter 2013 amount by CRI Tolling's initial accrued expenses balance, accrued expenses decreased or used $3,004,000 of cash as the 2012 management incentive bonuses were paid in February 2013 and some of the cash deposits received from our customers were utilized to offset their product shipments during the first nine months of 2013. Capital expenditures for the first nine months of 2013 were $4,555,000 and the cash paid for the acquisition of CRI in August of 2013 was $4,528,000. These items contributed to the Company borrowing $8,662,000, net, during the first nine months of 2013, resulting in $48,529,000 of bank debt outstanding as of September 28, 2013.
On September 30, 2013, the Company closed on an underwritten public offering of 2,000,000 shares of its common stock at $15.75 per share. The underwriters also exercised their option to purchase and close upon an additional 300,000 shares of common stock at $15.75 per share. The Company received net proceeds, after underwriting discounts and estimated expenses, of approximately $34,200,000. The Company intends to use the net proceeds from the offering to invest approximately $3,500,000 in new equipment for the CRI Tolling facility, pay off its line of credit, invest approximately $2,000,000 in new equipment for its fabrication facilities and for general corporate purposes. The Company's line of credit was paid off on October 1, 2013.

Outlook
The Metals Segment's business is highly dependent on its customers' capital expenditures. We are seeing improvements in this area with increased quoting activity, new project startups and "on hold" projects being released for completion. The Bechtel nuclear job made good progress in the first nine months of 2013 with the project being completed in the fourth quarter of 2013. The Metals Segment is experiencing a strong level of inquiries, especially from the chemical and energy industries. Profit margins on the new project activity are improving. As the illegal dumping case is settled and duties assigned, profitability from our pipe production facility should return to 2012 levels. Stainless steel surcharges, which affect our cost of raw materials, declined steadily from March to September 2012 (in the range of 26 percent). In the fourth quarter 2012, they were basically steady. For the first quarter of 2013, they increased in the range of ten percent, but have declined 15 percent from April to the end of September. In the third quarter of 2013, surcharges were basically flat as nickel prices hovered around $6.20 per pound. The low nickel prices continue to hold back sales as distributors are waiting for the prices to begin to increase before placing large restocking orders. Our inventory gains and losses are determined by a number of factors including sales mix and the holding period of particular products. As a consequence, there may not be a direct correlation between the direction of stainless steel surcharges and inventory profits or losses at a particular point in time. Our experience has been that over the course of a business cycle, this volatility has tended towards zero. We believe we are the largest and most capable domestic producer of non-commodity stainless steel pipe and an effective producer of commodity stainless steel pipe which should serve us well in the long run. Our market position remains strong in the commodity pipe market and we are experiencing an upswing in special alloy demand. International quoting activity for our stainless steel pipe has improved. Quoting activity has increased in Europe, the Middle East and Asia which is a result of our marketing development strategies. We also are pleased and continue to be optimistic about the profitability of the fabrication business over the long term. Management anticipates continued strong sales of fiberglass and steel tanks as the oil drilling expansion continues in the Permian Basin and Eagle Ford Shale areas of Texas. During the remainder of 2013 and into 2014, we will continue to focus on gaining production efficiencies and eliminating bottlenecks at Palmer to increase tank production.
The pipe fabrication backlog has increased in 2013 as the volume of quote activity has strengthened with many projects utilizing special alloy pipe. Approximately 62 percent of fabrication's current backlog comes from chemical projects, approximately 20 percent is from water/wastewater projects and approximately 14 percent from energy projects. Total fabrication backlog was $61,732,000 at September 28, 2013, $19,254,000 at December 29, 2012 and $19,566,000 at September 29, 2012. Shipments for these projects are beginning to ramp up and the Company is increasing resources to meet the current and projected growth.
Specialty Chemicals Segment's sales are expected to continue to show improvement into the fourth quarter of 2013 when compared to the prior year. Sales of the defoamer product line for applications in the water and paint industries ramped up in the third quarter of 2012 and therefore the large year-over-year sales increases that the Segment experienced over the past several quarters will tighten. The Company still expects sales levels to continue to improve throughout the remainder of 2013 as the result of aggressive product pricing, increased growth in sales to direct customers and identifying new sales opportunities for product offerings that have available production capacity. The Specialty Chemicals Segments' project pipeline is heavily weighted with oil and gas opportunities attained through new growth market penetration efforts. We expect to see some of these projects turn into revenue in the second half of 2014. Management expects operating margins to hold steady at current levels in spite of the anticipation of raw material price increases over the next quarter.
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
This quarterly report on Form 10-Q includes and incorporates by reference "forward-looking statements" within the meaning of the federal securities laws. All statements that are not historical facts are "forward-looking statements." The words "estimate," "project," "intend," "expect," "believe," "should," "anticipate," "hope," "optimistic," "plan," "outlook," "should," "could," "may" and similar expressions identify forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions; the impact of competitive products and pricing; product demand and acceptance risks; raw material and other increased costs; raw materials availability; employee relations; ability to maintain workforce by hiring trained employees; customer delays or difficulties in the production of products; new fracking regulations; a prolonged decrease in oil prices; unforeseen delays in completing the integrations of acquisitions; risks associated with mergers, acquisitions, dispositions and other expansion activities; financial stability of our customers; environmental issues; unavailability of debt financing on acceptable terms and exposure to increased market interest rate risk; inability to comply with covenants and ratios required by our debt financing arrangements; ability to weather an economic downturn; loss of consumer or investor confidence and other risks detailed from time-to-time in Synalloy Corporation's Securities and Exchange Commission filings. The Company assumes no obligation to update the information included in this quarterly report on Form 10-Q.

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

Item 4. Controls and Procedures
Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the period covered by this quarterly report, were effective. The Company is currently evaluating the internal controls over financial reporting at CRI Tolling and will include them in its internal control testing in 2014.
Other than the current quarter's addition of Palmer's internal control environment to the Company's internal control over financial reporting, there have been no changes in the Company's internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors
We have updated the risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended December 29, 2012.
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

Domestic competition could force lower product pricing and may have an adverse effect on our revenues and profitability.

From time-to-time, intense competition and excess manufacturing capacity in the commodity stainless steel industry have resulted in reduced selling prices, excluding raw material surcharges, for many of our stainless steel products sold by the Metals Segment. In order to maintain market share, we would have to lower our prices to match the competition. These factors have had and may have an adverse impact on our revenues, operating results and financial condition and may continue to do so in the future.

Our business, financial condition and results of operations could be adversely affected by an increased level of imported products.

Our business is susceptible to the import of products from other countries, particularly steel products. Import levels of various products are affected by, among other things, overall world-wide demand, lower cost of production in other countries, the trade practices of foreign governments, government subsidies to foreign producers and governmentally imposed trade restrictions in the United States. Although imports from certain countries have been curtailed by anti-dumping duties, imported products from other countries at significantly reduced prices have increased in the past seven months. Our average selling prices for commodity pipe of the Metals Segment decreased by seven percent for the year ended December 29, 2012 compared to the respective prior comparable period, reducing our profitability in these periods. Increased imports of certain products, whether illegal dumping or legal imports, could reduce demand for our products in the future and adversely affect our business, financial position, results of operations or cash flows.

Raw material costs relating to the Metals Segment are subject to volatility, and we may be unable to raise the price of our products to cover all or part of the increased cost of raw materials, which would have an adverse effect on our results of operations and profitability.

Rapid increases in raw material costs may adversely affect our results of operations, mainly for our fabrication and steel tank operations as the entire production and sales model for these operations is based upon producing to order. During the bidding process for our fabrication business, we provide a quote on the project based upon current market prices for stainless and carbon steel plate, pipe and fittings. Although we are able to mitigate some of the adverse impact of rising raw material costs, such as passing through surcharges to customers, rapid changes in raw material costs during the period of time from when we bid on the project to when the materials were ordered would reduce our profitability on that project.

Although there historically has been ample availability of raw materials, there continues to be a significant consolidation of stainless steel suppliers throughout the world, which could have an impact on the cost and availability of stainless steel in the future. The ability to implement price increases is dependent on market conditions, economic factors, raw material costs, including surcharges on stainless steel, availability of raw materials, competitive factors, operating costs and other factors, most of which are beyond our control. To the extent that we have quoted prices to customers and accepted customer orders for products prior to purchasing necessary raw materials, or have existing contracts, we may be unable to raise the price of products to cover all or a portion of the increased cost of the raw materials.

The Specialty Chemicals Segment uses significant quantities of a variety of specialty and commodity chemicals in its manufacturing processes, which are subject to price and availability fluctuations that may have an adverse impact our financial performance.

The raw materials we use are generally available from numerous independent suppliers. However, some of our raw material needs are met by a sole supplier or only a few suppliers. If any supplier that we rely on for raw materials ceases or limits production, we may incur significant additional costs, including capital costs, in order to find alternate, reliable raw material suppliers. We may also experience significant production delays while locating new supply sources, which could result in our failure to timely deliver products to our customers. Purchase prices and availability of these critical raw materials are subject to volatility. Some of the raw materials used by the Specialty Chemicals Segment are derived from petrochemical-based feedstock, such as crude oil and natural gas, which have been subject to historical periods of rapid and significant movements in price. These fluctuations in price could be aggravated by factors beyond our control such as political instability, and supply and demand factors, including Organization of the Petroleum Exporting Countries (OPEC) production quotas and increased global demand for petroleum-based products. At any given time we may be unable to obtain an adequate supply of these critical raw materials on a timely basis, on price and other terms acceptable, or at all. If suppliers increase the price of critical raw materials, we may not have alternative sources of supply. We selectively pass changes in the prices of raw materials to our customers from time-to-time. However, we cannot always do so, and any limitation on our ability to pass through any price increases could have an adverse effect on our financial performance. Any significant variations in the cost and availability of our specialty and commodity materials may negatively affect our business, financial condition or results of operations, specifically for the Specialty Chemicals Segment.

We rely on a small number of suppliers for our raw materials and any interruption in our supply chain could affect our operations.

In order to foster stronger business relationships, the Metals Segment uses only a few raw material suppliers. During the year ended December 29, 2012, four suppliers furnished approximately 79 percent of our total dollar purchases of raw materials, with two suppliers providing 34 percent and 30 percent, respectively. However, these raw materials are available from a number of sources, and the Company anticipates no difficulties in fulfilling its raw materials requirements for the Metals Segment. Raw materials used by the Specialty Chemicals Segment are generally available from numerous independent suppliers and approximately 52 percent of total purchases were made from our top eight suppliers during the year ended December 29, 2012. Although some raw material needs are met by a single supplier or only a few suppliers, the Company anticipates no difficulties in fulfilling its raw material requirements for the Specialty Chemicals Segment. While the Company believes that raw materials for both segments are readily available from numerous sources, the loss of one or more key suppliers in either segment, or any other material change in our current supply channels, could have an adverse effect on the Company’s ability to meet the demand for its products, which could impact our operations, revenues and financial results.

A substantial portion of our overall sales is dependent upon a limited number of customers, and the loss of one or more of such customers would have a material adverse effect on our business, results of operation and profitability.

The products of the Specialty Chemicals Segment are sold to various industries nationwide. However, that segment has one domestic customer that accounted for approximately 28 percent in 2012 and 24 percent in each of 2011 and 2010, respectively. This customer is a large global Company, and its purchases are derived from several different business units that operate independently of each other. Even so, the loss of this customer would have a material adverse effect on the revenues of the Specialty Chemicals Segment and the Company.

The Metals Segment has one domestic customer that accounted for approximately eleven percent of the segment’s revenues in the first six months of 2013. A different domestic customer accounted for ten percent and eleven percent of the segment’s revenues in 2011 and 2010, respectively. No customer accounted for more than ten percent of the segment’s revenues for 2012. The loss of these customers’ revenues would have a material adverse effect on both the Metals Segment and the Company. Palmer, which is a part of the Metals Segment, sells much of its products to the oil and gas industry. Any change in this industry, or any change in this industry’s demand for Palmer’s products would have a material adverse effect on the profits of the Metals Segment and the Company.

Our operating results are sensitive to the availability and cost of energy and freight, which are important in the manufacture and transport of our products.

Our operating costs increase when energy or freight costs rise. During periods of increasing energy and freight costs, we might not be able to fully recover our operating cost increases through price increases without reducing demand for our products. In addition, we are dependent on third party freight carriers to transport many of our products, all of which are dependent on fuel to transport our products. The prices for and availability of electricity, natural gas, oil, diesel fuel and other energy resources are subject to volatile market conditions. These market conditions often are affected by political and economic factors beyond our control. Disruptions in the supply of energy resources could temporarily impair the ability to manufacture products for customers and may result in the decline of freight carrier capacity in our geographic markets, or make freight carriers unavailable. Further, increases in energy or freight costs that cannot be passed on to customers, or changes in costs relative to energy and freight costs paid by competitors, has adversely affected, and may continue to adversely affect, our profitability.

Oil prices are extremely volatile. A substantial or extended decline in the price of oil could adversely affect our financial condition and results of operations.

Prices for oil can fluctuate widely. Our Palmer unit’s revenues are highly dependent on our customers adding oil well drilling and pumping locations. Should oil prices decline such that drilling becomes unprofitable for our customers, such customers will likely cap many of their current wells and cease or curtail expansion. This will decrease the demand for our tanks and adversely affect the results of our operations.

Significant changes in nickel prices could have an impact on the sales by the Metals Segment.

T0he Metals Segment uses nickel in a number of its products. Nickel prices are currently at a relatively low level, which reduces our manufacturing costs for certain products. When nickel prices increase, many of our customers increase their orders in an attempt to avoid future price increases, resulting in increased sales for the Metals Segment. Conversely, when nickel prices decrease, many of our customers wait to place orders in an attempt to take advantage of subsequent price decreases, resulting in reduced sales for the Metals Segment. On average, the Metals Segment turns its inventory of commodity pipe every four months, but the nickel surcharge on sales of commodity pipe is established on a weekly basis. The difference, if any, between the price of nickel on the date of purchase of the raw material and the price, as established by the surcharge, on the date of sale has the potential to create an inventory profit or loss. If the price of nickel steadily increases over time, as it did from 2005 to 2007, the Metals Segment is the beneficiary of the increase in nickel price in the form of inventory gains. Conversely, if the price of nickel steadily decreases over time, as it has from 2009 to 2013, the Metals Segment suffers inventory losses. As a result of decreasing nickel prices, we incurred inventory losses of $4,645,000 for the year ended December 29, 2012. We will incur additional inventory losses in the future if nickel prices decrease. Any material changes in the cost of nickel could impact our sales and result in fluctuations in the profits for the Metals Segment.

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

Our lengthy sales cycle for the Specialty Chemicals Segment makes it difficult to predict quarterly revenue levels and operating results.

Purchasing the products of the Specialty Chemicals Segment is a major commitment on the part of our customers. Before a potential customer determines to purchase products from the Specialty Chemicals Segment, the Company must produce test product material so that the potential customer is satisfied that we can manufacture a product to their specifications. The production of such test materials is a time-consuming process. Accordingly, the sales process for products in the Specialty Chemicals Segment is a lengthy process that requires a considerable investment of time and resources on our part. As a result, the timing of our revenues is difficult to predict, and the delay of an order could cause our quarterly revenues to fall below our expectations and those of the public market analysts and investors.

A significant portion of our sales results from competitive bidding, which is a long and unpredictable process.

In both of our business segments, many of our sales efforts are based on competitive bidding situations with existing and potential customers in which we must fix a price early in the process. This is often a slow and lengthy process that requires us to spend considerable time and resources. Moreover, it is an unpredictable process and we are not always successful in our bidding. The unpredictability of the competitive bidding process makes it difficult to predict our quarterly revenues with any degree of certainty. In the event we do not accurately predict our costs on a project, we will not realize our profit expectations and may in fact incur a loss on that particular project. Many factors which are out of our control may adversely affect our profit on a project.

Our operations expose us to the risk of material environmental, health and safety liabilities and obligations, which could have a material adverse effect on our financial condition, results of operations or cash flows.

We are subject to numerous federal, state and local environmental protection and health and safety laws governing, among other things:

•	the generation, use, storage, treatment, transportation, disposal and management of hazardous substances and wastes;

•	emissions or discharges of pollutants or other substances into the environment;

•	investigation and remediation of, and damages resulting from, releases of hazardous substances; and

•	the health and safety of our employees.

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

We have incurred, and expect to continue to incur, additional capital expenditures in addition to ordinary course costs to comply with applicable environmental laws, such as those governing air emissions and wastewater discharges. Our failure to comply with applicable environmental laws and permit requirements could result in civil and/or criminal fines or penalties, enforcement actions, and regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures such as the installation of pollution control equipment, which could have a material adverse effect on our financial condition, results of operations or cash flows.

We are currently, and may in the future be, required to investigate, remediate or otherwise address contamination at our current or former facilities. Many of our current and former facilities have a history of industrial usage for which additional investigation, remediation or other obligations could arise in the future and that could materially adversely affect our business, financial condition, results of operations or cash flows. In addition, we are currently and, could in the future be, responsible for costs to address contamination identified at any real property we used as a disposal site.

Although we cannot predict the ultimate cost of compliance with any of the requirements described above, the costs could be material. Non-compliance could subject us to material liabilities, such as government fines, third-party lawsuits or the suspension of non-compliant operations. We also may be required to make significant site or operational modifications at substantial cost. Future developments also could restrict or eliminate the use of or require us to make modifications to our products, which could have a significant negative impact on our results of operations and cash flows. At any given time, we are involved in claims, litigation, administrative proceedings and investigations of various types involving potential environmental liabilities, including cleanup costs associated with hazardous waste disposal sites at our facilities. We cannot assure you that the resolution of these environmental matters will not have a material adverse effect on our results of operations or cash flows. The ultimate costs and timing of environmental liabilities are difficult to predict. Liability under environmental laws relating to contaminated sites can be imposed retroactively and on a joint and several basis. We could incur significant costs, including cleanup costs, civil or criminal fines and sanctions and third-party claims, as a result of past or future violations of, or liabilities under, environmental laws.

We could be subject to third party claims for property damage, personal injury, nuisance or otherwise as a result of violations of, or liabilities under, environmental, health or safety laws in connection with releases of hazardous or other materials at any current or former facility. We could also be subject to environmental indemnification claims in connection with assets and businesses that we have acquired or divested.

There can be no assurance that any costs relating to future capital and operating expenditures to maintain compliance with environmental laws, as well as costs to address contamination or environmental claims, will not exceed any current estimates or adversely affect our financial condition and results of operations. In addition, any unanticipated liabilities or obligations arising, for example, out of discovery of previously unknown conditions or changes in laws or regulations, could have an adverse effect on our business, financial condition, results of operations or cash flows.

We are dependent upon the continued operation of our production facilities, which are subject to a number of hazards.

In both of our business segments, but especially in the Specialty Chemicals Segment, our production facilities are subject to hazards associated with the manufacture, handling, storage and transportation of chemical materials and products, including leaks and ruptures, explosions, fires, inclement weather and natural disasters, unscheduled downtime and environmental hazards which could result in liability for workplace injuries and fatalities. In addition, some of our production capabilities are highly specialized, which limits our ability to shift production to another facility in the event of an incident at a particular facility. If a production facility, or a critical portion of a production facility, were temporarily shut down, we likely would incur higher costs for alternate sources of supply for our products.  We cannot assure you that we will not experience these types of incidents in the future or that these incidents will not result in production delays, failure to timely fulfill customer orders or otherwise have a material adverse effect on our business, financial condition or results of operations.

Certain of our employees in the Metals Segment are covered by collective bargaining agreements, and the failure to renew these agreements could result in labor disruptions and increased labor costs.

As of December 29, 2012, we had 224 employees represented by unions at our Bristol, Tennessee facility, which is 38 percent of the aggregate number of Company employees. These employees are represented by two local unions affiliated with the American Federation of Labor and Congress of Industrial Organizations (the “AFL-CIO”) and one local union affiliated with the International Brotherhood of Teamsters (the “Teamsters Union”). The collective bargaining contracts for these unions will expire in January 2015, February 2014 and March 2015, respectively. Although we believe that our present labor relations are satisfactory, our failure to renew these agreements on reasonable terms as the current agreements expire could result in labor disruptions and increased labor costs, which could adversely affect our financial performance.

Our current capital structure includes indebtedness, which is secured by all or substantially all of our assets and which contains restrictive covenants that may prevent us from obtaining adequate working capital, making acquisitions or capital improvements.

Our existing credit facilities contain restrictive covenants that limit our ability to, among other things, borrow money or guarantee the debts of others, use assets as security in other transactions, make investments or other restricted payments or distributions, change our business or enter into new lines of business, and sell or acquire assets or merge with or into other companies. In addition, our credit facilities require us to meet financial ratios which could limit our ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict our financing activities. Our ability to comply with the covenants and other terms of our credit facilities will depend on our future operating performance. If we fail to comply with such covenants and terms, we will be in default and the maturity of any then outstanding related debt could be accelerated and become immediately due and payable. In addition, in the event of such a default, our lender may refuse to advance additional funds, demand immediate repayment of our outstanding indebtedness, and elect to foreclose on our assets that secure the credit facilities.

There were no events of default under the covenants of our credit facilities at September 28, 2013. Although we believe we will remain in compliance with these covenants in the foreseeable future and that our relationship with our lender is good, there is no assurance our lender would consent to an amendment or waiver in the event of noncompliance; or that such consent would not be conditioned upon the receipt of a cash payment, revised principal payout terms, increased interest rates or restrictions in the expansion of the credit facilities for the foreseeable future, or that our lender would not exercise rights that would be available to them, including, among other things, demanding payment of outstanding borrowings. In addition, our ability to obtain additional capital or alternative borrowing arrangements at reasonable rates may be adversely affected. All or any of these adverse events would further limit our flexibility in planning for, or reacting to, downturns in our business.

We may need new or additional financing in the future to expand our business or refinance existing indebtedness, and our inability to obtain capital on satisfactory terms or at all may have an adverse impact on our operations and our financial results.

If we are unable to access capital on satisfactory terms and conditions, we may not be able to expand our business or meet our payment requirements under our existing credit facilities. Our ability to obtain new or additional financing will depend on a variety of factors, many of which are beyond our control. We may not be able to obtain new or additional financing because we may have substantial debt or because we may not have sufficient cash flows to service or repay our existing or future debt. In addition, depending on market conditions and our financial performance, equity financing may not be available on satisfactory terms or at all. If we are unable to access capital on satisfactory terms and conditions, this could have an adverse impact on our operations and our financial results.

Our existing property and liability insurance coverages contain exclusions and limitations on coverage.

We have maintained various forms of insurance, including insurance covering claims related to our properties and risks associated with our operations. From time-to-time, in connection with renewals of insurance, we have experienced additional exclusions and limitations on coverage, larger self-insured retentions and deductibles and higher premiums, primarily from the operations of the Specialty Chemicals Segment. As a result, our existing coverage may not be sufficient to cover any losses we may incur and in the future our insurance coverage may not cover claims to the extent that it has in the past and the costs that we incur to procure insurance may increase significantly, either of which could have an adverse effect on our results of operations or cash flows.

We may not be able to make the operational and product changes necessary to continue to be an effective competitor.

We must continue to enhance our existing products and to develop and manufacture new products with improved capabilities in order to continue to be an effective competitor in our business markets. In addition, we must anticipate and respond to changes in industry standards that affect our products and the needs of our customers. We also must continue to make improvements in our productivity in order to maintain our competitive position. When we invest in new technologies, processes or production capabilities, we face risks related to construction delays, cost over-runs and unanticipated technical difficulties.

The success of any new or enhanced products will depend on a number of factors, such as technological innovations, increased manufacturing and material costs, customer acceptance, and the performance and quality of the new or enhanced products. As we introduce new products or refine existing products, we cannot predict the level of market acceptance or the amount of market share these new or enhanced products may achieve. Moreover, we may experience delays in the introduction of new or enhanced products. Any manufacturing delays or problems with new or enhanced product launches will adversely affect our operating results. In addition, the introduction of new products could result in a decrease in revenues from existing products. And, we may need more capital for product development and enhancement than is available to us, which could adversely affect our business, financial condition or results of operations. We sell our products in industries that are affected by technological changes, new product introductions and changing industry standards. If we do not respond by developing new products or enhancing existing products on a timely basis, our products will become obsolete over time and our revenues, cash flow, profitability and competitive position will suffer.

In addition, if we fail to accurately predict future customer needs and preferences, we may invest heavily in the development of new or enhanced products that do not result in significant sales and revenue. Even if we successfully innovate in the development of new and enhanced products, we may incur substantial costs in doing so, and our profitability may suffer. Our products must be kept current to meet the needs of our customers. To remain competitive, we must develop new and innovative products on an on-going basis. If we fail to make innovations, or the market does not accept our new or enhanced products, our sales and results could suffer.

Our inability to anticipate and respond to changes in industry standards and the needs of our customers, or to utilize changing technologies in responding to those changes, could have a material adverse effect on our business and our results of operations.

Our strategy of using acquisitions and dispositions to position our businesses may not always be successful, which may have a material adverse impact on our financial results and profitability.

We have historically utilized acquisitions and dispositions in an effort to strategically position our businesses and improve our ability to compete. We plan to continue to do this by seeking specialty niches, acquiring businesses complementary to existing strengths and continually evaluating the performance and strategic fit of our existing business units. We consider acquisition, joint ventures and other business combination opportunities as well as possible business unit dispositions. From time-to-time, management holds discussions with management of other companies to explore such opportunities. As a result, the relative makeup of the businesses comprising our Company is subject to change. Acquisitions, joint ventures and other business combinations involve various inherent risks, such as: assessing accurately the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition or other transaction candidates; the potential loss of key personnel of an acquired business; significant transaction costs that were not identified during due diligence; our ability to achieve identified financial and operating synergies anticipated to result from an acquisition or other transaction; and unanticipated changes in business and economic conditions affecting an acquisition or other transaction. If acquisition opportunities are not available or if one or more acquisitions are not successfully integrated into our operations, this could have a material adverse impact on our financial results and profitability.

The loss of key members of our management team, or difficulty attracting and retaining experienced technical personnel, could reduce our competitiveness and have an adverse effect on our business and results of operations.

The successful implementation of our strategies and handling of other issues integral to our future success will depend, in part, on our experienced management team. The loss of key members of our management team could have an adverse effect on our business. Although, we have entered into an employment agreement with Craig C. Bram, our President and Chief Executive Officer, Mr. Bram may resign from the Company at any time and seek employment elsewhere, subject to certain non-competition restrictions for a one-year period. Additionally, if we cannot retain our technical personnel or attract additional experienced technical personnel, our ability to compete could be harmed.

Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing, as well as governmental reviews of such activities could result in delays or eliminate new wells from being started, thus reducing the demand for our fiberglass and steel storage tanks.

Hydraulic fracturing (“fracking”) is currently an essential and common practice to extract oil from dense subsurface rock formations and this lower cost extraction method is a significant driving force behind the recent surge of oil exploration and drilling in several locations in the United States. However, the Environmental Protection Agency, U.S. Congress and state legislatures have considered adopting legislation to provide additional regulations and disclosures surrounding this process. In the event that new legal restrictions surrounding the fracking process are adopted in the areas in which our customers operate, we may see a dramatic decrease in Palmer’s profitability which could have an adverse impact on our financial results.

Our results of operations could be adversely affected by goodwill impairments.

As a result of our acquisitions, we had approximately $18.3 million of goodwill on our balance sheet as of September 28, 2013. Goodwill must be tested at least annually for impairment, and more frequently when circumstances indicate likely impairment. Goodwill is considered impaired to the extent that its carrying amount exceeds its implied fair value. An impairment of goodwill could have a substantial negative effect on our profitability.

Our allowance for doubtful accounts may not be adequate to cover actual losses.

An allowance for doubtful accounts in maintained for estimated losses resulting from the inability of our customers to make required payments and for disputed claims and quality issues. This allowance may not be adequate to cover actual losses, and future provisions for losses could materially and adversely affect our operating results. The allowance for doubtful accounts is based on prior experience, as well as an evaluation of the outstanding receivables and existing economic conditions. The amount of future losses is susceptible to changes in economic, operating and other outside forces and conditions, all of which are beyond our control, and these losses may exceed current estimates. Although management believes that the allowance for doubtful accounts is adequate to cover current estimated losses, we cannot make assurances that we will not further increase the allowance for doubtful accounts. A significant increase in the allowance for doubtful accounts could adversely affect our earnings.

We depend on third parties to distribute certain of our products and because we have no control over such third parties we are subject to adverse changes in such parties’ operations or interruptions of service, each of which may have an adverse effect on our operations.

We use third parties over which we have only limited control to distribute certain of our products. Our dependency on these third party distributors has increased as our business has grown. Because we rely on these third parties to provide these distributions services, any change in our ability to access these third party distribution services could have an adverse impact on our revenues and put us at a competitive disadvantage with our competitors.

Freight costs for products produced in our Palmer operations restrict our area for sales from this facility.

The freight and other distribution costs for products sold from our Palmer facility are extremely high. As a result, the market area for these products is restricted, which limits the geographic market for Palmer’s tanks and the ability to significantly increase revenues derived from sales of products from the Palmer facility.

New regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.

On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the SEC adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements will require companies to conduct due diligence and disclose whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. Tungsten and tantalum are designated as conflict minerals under the Dodd-Frank Act. These metals are used to varying degrees in our welding materials and are also present in specialty alloy products. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals used in our products. In addition, we could incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who could require that all of the components of our products are conflict mineral-free.

Our inability to sufficiently or completely protect our intellectual property rights could adversely affect our business, prospects, financial condition and results of operations.

Our ability to compete effectively in both of our business segments will depend on our ability to maintain the proprietary nature of the intellectual property used in our businesses. These intellectual property rights consist largely of trade-secrets and know-how. We rely on a combination of trade secrets and non-disclosure and other contractual agreements and technical measures to protect our rights in our intellectual property. We also depend upon confidentiality agreements with our officers, directors, employees, consultants and subcontractors, as well as collaborative partners, to maintain the proprietary nature of our intellectual property. These measures may not afford us sufficient or complete protection, and others may independently develop intellectual property similar to ours, otherwise avoid our confidentiality agreements or produce technology that would adversely affect our business, prospects, financial condition and results of operations.

Our internal controls over financial reporting could fail to prevent or detect misstatements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Any failure to maintain effective internal controls or to timely effect any necessary improvement in our internal control and disclosure controls could, among other things, result in losses from fraud or error, harm our reputation or cause investors to lose confidence in our reported financial information, all of which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

SYNALLOY CORPORATION
(Registrant)

Date: November 5, 2013	By:	/s/ Craig C. Bram
Craig C. Bram
President and Chief Executive Officer
(principal executive officer)

Date: November 5, 2013	By:	/s/ Richard D. Sieradzki
Richard D. Sieradzki
Vice President, Finance and Chief Financial Officer
(principal accounting and financial officer)