Form 10-K
period 2013-12-28
SYNALLOY CORP
filed 2014-03-11
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 28, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 0-19687
SYNALLOY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	57-0426694
(State of incorporation)	(I.R.S. Employer Identification No.)
775 Spartan Blvd, Suite 102, P.O. Box 5627, Spartanburg, South Carolina 29304
(Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (864) 585-3605
Securities registered pursuant to Section 12(b) of the Act	Name of each exchange on which registered:
Common Stock, $1.00 Par Value	NASDAQ Global Market
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Based on the closing price as of June 28, 2013, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $93.0 million. Based on the closing price as of February 24, 2014, the aggregate market value of common stock held by non-affiliates of the registrant was $121.7 million. The registrant did not have any non-voting common equity outstanding at either date.
The number of shares outstanding of the registrant's common stock as of February 24, 2014 was 8,695,234.
Documents Incorporated By Reference
Portions of the Proxy Statement for the 2014 annual shareholders' meeting are incorporated by reference into Part III of this Form 10-K.

Synalloy Corporation
Form 10-K
For Period Ended December 28, 2013

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
The Company's business is divided into two segments, the Metals Segment and the Specialty Chemicals Segment. The Metals Segment operates as Bristol Metals, LLC ("Bristol"), a wholly-owned subsidiary of Synalloy Metals, Inc., Ram-Fab, LLC ("Ram-Fab") and Palmer of Texas Tanks, Inc. ("Palmer"). Bristol manufactures stainless steel and other alloy pipe ("BRISMET") and fabricates piping systems ("BristolFab") from stainless steel, carbon steel and other alloys, while Ram-Fab fabricates piping systems from carbon, chrome, stainless steel and other alloys. Palmer manufactures liquid storage solutions and separation equipment. The Metals Segment's markets include the chemical, petrochemical, pulp and paper, mining, power generation (including nuclear), water and waste water treatment, liquid natural gas ("LNG"), brewery, food processing, petroleum, pharmaceutical and other industries. The Specialty Chemicals Segment operates as Manufacturers Chemicals, LLC ("MC"), a wholly-owned subsidiary of Manufacturers Soap and Chemical Company, located in Cleveland, Tennessee and Dalton, Georgia, and CRI Tolling, LLC ("CRI Tolling"), located in Fountain Inn, South Carolina. The Specialty Chemicals Segment produces specialty chemicals and dyes for the carpet, chemical, paper, metals, mining, agricultural, fiber, paint, textile, automotive, petroleum, cosmetics, mattress, furniture, janitorial and other industries.
General
Metals Segment – This segment is comprised of three wholly-owned subsidiaries: Synalloy Metals, Inc., which owns 100 percent of Bristol Metals, LLC, located in Bristol, Tennessee; Ram-Fab, LLC, located in Crossett, Arkansas; and Palmer of Texas Tanks, Inc., located in Andrews, Texas.
BRISMET manufactures welded pipe, primarily from stainless steel, but also from other corrosion-resistant metals. Pipe is produced in sizes from one-half inch to 120 inches in diameter and wall thickness up to one and one-half inches. Eighteen-inch and smaller diameter pipe is made on equipment that forms and welds the pipe in a continuous process. Pipe larger than 18 inches in diameter is formed on presses or rolls and welded on batch welding equipment. Pipe is normally produced in standard 20-foot lengths. However, BRISMET has unusual capabilities in the production of long length pipe without circumferential welds. This can reduce installation cost for the customer. Lengths up to 60 feet can be produced in sizes up to 18 inches in diameter. In larger sizes BRISMET has a unique ability among domestic producers to make 48-foot lengths in diameters up to 36 inches. Over the past six years, Bristol has made substantial capital improvements to both BRISMET and BristolFab, expanding and improving capabilities to service markets requiring large diameter pipe and specialty alloy pipe such as water and waste water treatment, LNG, and scrubber applications for the power industry. These improvements include expanding its x-ray facilities which allows simultaneous use of real time and film examination; updating material handling equipment; expanding capabilities for forming large pipe on existing batch equipment, giving BRISMET the capability to produce 36-inch diameter pipe in 48-foot lengths with wall thicknesses of up to one inch; adding a shear that has the capacity of shearing stainless steel plate up to one-inch thick; completing plant expansions that allow the manufacture of pipe up to 42 inches in diameter utilizing more readily available raw materials at lower costs, provide additional manufacturing capacity, and provide improved product handling and additional space for planned equipment additions; and installing automated hydro-testing equipment for pipe up to 72 inches in diameter.
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
Ram-Fab's carbon, stainless and chrome alloy pipe fabrication enhances BristolFab's operations, giving the segment the capability to quote on all types of pipe fabrication projects utilizing any combination of these three material types. Ram-Fab, which was purchased by the Company in 2009, was established over 20 years ago in Crossett, Arkansas and provides affordable, quality pipe fabrication in carbon and stainless steel and high chrome alloys. From power plants to refineries to chemical plants, Ram-Fab serves a broad range of customers, both domestic and international. As a carbon and stainless steel and high chrome pipe fabrication facility, Ram-Fab is poised to take advantage of the anticipated increase in the construction of power generation plants utilizing low cost natural gas, as well as nuclear. Refinery upgrades and environmental work will also add to the requirements of quality shop-fabricated carbon steel and high chrome systems. Since BRISMET does not manufacture carbon or chrome alloy pipe these materials are purchased from outside suppliers. During 2010, Ram-Fab completed a capital project to add a temperature and humidity controlled paint facility. Since the majority of its carbon steel fabrication systems requires painting, this increased their production throughput and improved quality.
Palmer is an International Organization for Standardization ("ISO") 9001 certified manufacturer of fiberglass and steel tanks for the oil and gas, waste water treatment and municipal water industries. Located in Andrews, Texas, Palmer is ideally located in the heart of oil and gas production territory. Palmer produces made-to-order fiberglass tanks, utilizing a variety of custom mandrels and application specific materials. Their fiberglass tanks range from two feet to 30 feet in diameter at various heights. The majority of these tanks are used for oil field waste water capture and is an integral part of the environmental regulatory compliance of the drilling process. Each fiberglass tank is manufactured to American Petroleum Institute Q1 standards to ensure product quality. In 2007, Palmer began investing in a dedicated steel tank production facility. Over the past four years, Palmer has built an integrated production facility housing enclosed steel preparation, computer assisted plasma cutting table, automated submerged arc welding, blasting, painting and drying buildings. The facility enables efficient, environmentally compliant steel production with designed-in expansion capability to support future growth. Finished steel tanks range in size from 50 to 10,000 barrels and are used to store extracted oil.
In order to establish stronger business relationships, only a few raw material suppliers are used. Seven suppliers furnish about 71 percent of total dollar purchases of raw materials, with one supplier furnishing 24 percent of material purchases. However, the Company does not believe that the loss of this supplier would have a materially adverse effect on the Company as raw materials are readily available from a number of different sources, and the Company anticipates no difficulties in fulfilling its requirements.
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
Specialty Chemicals Segment – This segment consists of the Company's wholly-owned subsidiary Manufacturers Soap and Chemical Company ("MS&C"). MS&C owns 100 percent of MC, which is located in Cleveland, Tennessee and Dalton, Georgia, and CRI Tolling which is located in Fountain Inn, South Carolina. Both facilities are fully licensed for chemical manufacture. The segment produces specialty chemicals for the carpet, chemical, paper, metals, mining, agricultural, fiber, paint, textile, automotive, petroleum, cosmetics, mattress, furniture, janitorial and other industries.
MC, which was purchased by the Company in 1996, produces over 1,100 specialty formulations and intermediates for use in a wide variety of applications and industries. MC's primary product lines focus on the areas of defoamers, surfactants and lubricating agents. Over 20 years ago, MC began diversifying its marketing efforts and expanding beyond traditional textile chemical markets. These three fundamental product lines find their way into a large number of manufacturing businesses. Over the years, the customer list has grown to include end users and chemical companies that supply paper, metal working, surface coatings, water treatment, paint, mining and janitorial applications. MC's capabilities also include the sulfation of fats and oils. These products are used in a wide variety of applications and represent a renewable resource, animal and vegetable derivatives, as alternatives to more expensive and non-renewable petroleum derivatives. In its Dalton, Georgia facility, MC stores and ships chemicals and specialty chemicals manufactured in MC's Cleveland, Tennessee plant to the carpet and rug market.
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
CRI Tolling, which acquired substantially all of the assets of Color Resources, LLC and the facility formerly used by Color Resources, LLC in August 2013, is located in Fountain Inn, South Carolina. CRI Tolling has underutilized manufacturing capacity which allows the Company to expand production from MC's Cleveland, Tennessee facility to further penetrate existing markets, as well as develop new ones, including those in the energy industry, and provides redundant production capabilities for key products. The Company plans to invest approximately $3,500,000 in equipment at CRI Tolling during 2014. The new equipment will provide CRI Tolling with production capabilities similar to those currently in place at MC's facility and will almost double the production capacity of the Specialty Chemicals Segment.
The Specialty Chemicals Segment maintains two laboratories for applied research and quality control which are staffed by nine employees.
Most raw materials used by the segment are generally available from numerous independent suppliers and about 50 percent of total purchases are from its top seven suppliers. While some raw material needs are met by a sole supplier or only a few suppliers, the Company anticipates no difficulties in fulfilling its raw material requirements.
Please see Note 13 to the Consolidated Financial Statements, which are included in Item 8 of this Form 10-K, for financial information about the Company's segments.
Sales and Distribution
Metals Segment – The Metals Segment utilizes separate sales organizations for its different product groups. Stainless steel pipe is sold nationwide under the BRISMET trade name through authorized stocking distributors at warehouse locations throughout the country. In addition, large quantity orders are shipped directly from BRISMET's plant to end-user customers. Producing sales and providing service to the distributors and end-user customers are BRISMET's President, two outside sales employees, twelve independent manufacturers' representatives and nine inside sales employees. The Metals Segment has one domestic customer that accounted for approximately eleven percent of the Metals Segment's revenues in 2013. These revenues were for the Bechtel nuclear project which will not recur in the future. The Company believes that it will be able to grow base stainless steel pipe sales to completely offset the loss of these revenues in 2014. A different customer amounted to ten percent of the Metals Segment's revenues in 2011. There were no customers representing more than ten percent of the segment's revenues for 2012.
Fabrication systems are sold nationwide under the Synalloy Fabrication, BristolFab, Bristol Piping Systems and Ram-Fab trade names by two outside sales employees. They are under the direction of Synalloy Fabrications' General Manager. Synalloy Fabrication also uses seven independent manufacturers' representatives to reach and expand its customer base. Fabrication systems are marketed to engineering firms and construction companies or directly to project owners. Orders are normally received as a result of competitive bids submitted in response to inquiries and bid proposals.
Palmer does not employ a dedicated external sales and marketing resource. However, it employs two inside sales professionals that manage the relationships with past customers to identify and secure new sales. Additionally, the Metals Segment President assists in account relationship management with large customers. Customer feedback and in-field experience generate product enhancements and new product development.
Specialty Chemicals Segment – Specialty chemicals are sold directly to various industries nationwide by five full-time outside sales employees and fourteen manufacturers' representatives. The Specialty Chemicals Segment has one domestic customer that accounted for approximately 40 percent of the Segment's revenues in 2013, 28 percent in 2012 and 24 percent in 2011. This customer is a large global company, and the purchases by this customer are derived from several different business units that operate autonomously from each other. Even so, loss of this customer's revenues would have a material adverse effect on both the Specialty Chemicals Segment and the Company.
Competition
Metals Segment – Welded stainless steel pipe is the largest sales volume product of the Metals Segment. Although information is not publicly available regarding the sales of most other producers of this product, management believes that the Company is one of the largest domestic producers of such pipe. This commodity product is highly competitive with eight known domestic producers and imports from many different countries. The largest sales volume among the non-commodity specialized products comes from fabricating stainless, nickel alloys, chrome alloys and carbon piping systems. Management believes the Company is one of the largest producers of such systems. There is also significant competition in the piping systems' markets with thirteen known domestic suppliers with similar capabilities as BristolFab and Ram-Fab, along with many other smaller suppliers. Due to the size of the tanks produced and shipped to its customers, the majority of Palmer's product is sold within a 300 mile radius from its plant in Andrews, Texas. There are currently eight tank producers, with similar capabilities, servicing that same area.
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
In August, 2013, the Company completed the purchase of the business assets of Color Resources, LLC (“CRI”) and the building and land located in Fountain Inn, South Carolina where CRI was the sole tenant (the “CRI Facility”). CRI Tolling, a South Carolina limited liability company and wholly-owned subsidiary of the Company, will continue CRI’s business as that of a toll manufacturer that provides outside manufacturing resources to global and regional chemical companies. On August 9, 2013 , Synalloy purchased the CRI Facility for a total purchase price of $3,450,000 . On August 26, 2013 , the Company purchased certain assets and assumed certain operating liabilities of CRI through CRI Tolling for a total purchase price of $1,100,000 . The assets purchased from CRI included accounts receivable, inventory, certain other assets, and equipment, net of assumed payables. The Company plans to use the acquisition of CRI and the CRI facility to expand its production capacity from its Cleveland, Tennessee facility to further penetrate existing markets, as well as develop new ones, including those in the energy industry. CRI Tolling operates as a division of Synalloy’s Specialty Chemicals Segment, which includes MC. The Company viewed both the building and operating assets of CRI together as one business, capable of providing a return to ownership by expanding the segment's production capacity. Accordingly, the acquisition met the definition of a business and the transaction is structured in a way that meets the definition of a business combination under accounting standards generally accepted in the United States of America ("GAAP").
On August 21, 2012, the Company completed the purchase of all of the outstanding shares of capital stock of Lee-Var, Inc. (now Palmer of Texas Tanks, Inc.), a Texas corporation doing business as Palmer of Texas ("Palmer"), pursuant to a stock purchase agreement (the "SPA") among Palmer's former shareholders and the Company dated August 10, 2012. Palmer is a manufacturer of liquid storage solutions and separation equipment for the petroleum, municipal water, wastewater, chemical and food industries.
The purchase price for the Palmer acquisition was $25,575,000 in cash, and subject to working capital and fixed asset adjustments at closing. The adjustments at closing increased the purchase price to $26,951,209. In addition, the amount of maintenance expenditures over the 18-month period following closing and the final cost of a production expansion capital project currently underway could also result in purchase price adjustments. Currently, the Company does not expect to realize any material purchase price adjustments from these two items. Palmer shareholders also have the ability to receive contingent consideration ("earn-out") payments ranging from $2,500,000 to $10,500,000 if the business unit achieves targeted levels of earnings before interest, taxes, depreciation and amortization ("EBITDA") over a three year period following closing; and the Company will have the ability to claw-back portions of the purchase price over a two year period following closing if EBITDA falls below baseline levels. The Palmer former shareholders received the first year earn-out payment during 2013 of $2,500,000. This amount was partially offset by claims made against the sellers, as designated in the SPA, amounting to $885,000. The net amount paid to the sellers after the first year of Synalloy ownership was $1,615,000.
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
Research and Development Activities
The Company spent approximately $558,000 in 2013, $612,000 in 2012 and $352,000 in 2011 on research and development activities that were expensed in its Specialty Chemicals Segment. Four individuals, all of whom are graduate chemists, are engaged primarily in research and development of new products and processes, the improvement of existing products and processes, and the development of new applications for existing products.
Seasonal Nature of the Business
With the exception of Palmer, the Company’s businesses and products are generally not subject to any seasonal impact that results in significant variations in revenues from one quarter to another. Palmer’s fourth quarter revenue and profit can be as much as 25 percent below the other three quarters due to vacation schedules for customer field crews working at the drill sites.
Backlogs
The Specialty Chemicals Segment operates primarily on the basis of delivering products soon after orders are received. Accordingly, backlogs are not a factor in this business. The same applies to commodity pipe sales in the Metals Segment. However, backlogs are important in the Metals Segment's fabrication products because they are produced only after orders are received, generally as the result of competitive bidding. Order backlogs for these products were $50,752,000 at the end of 2013. Management continues to address staffing levels, customer requirements and outsourcing opportunities to complete the current backlog profitably and on schedule. The backlog totaled $19,300,000 and $22,700,000 at the 2012 and 2011 respective year ends. Palmer also produces steel and fiberglass tanks after orders are received. Its backlog of open orders was $11,477,000 at the end of 2013. Management began tracking Palmer backlog during the fourth quarter of 2013. Therefore, backlog levels for prior periods are not available.
Employee Relations
At December 28, 2013, the Company had 670 employees. The Company considers relations with employees to be satisfactory. The number of employees of the Company represented by unions, all located at the Bristol, Tennessee facility, is 249, or 37 percent of the Company's employees. They are represented by two locals affiliated with the AFL-CIO and one local affiliated with the Teamsters. Collective bargaining contracts will expire in January 2015 and March 2015. The Company is currently in negotiations with the union regarding the collective bargaining contract that expired February 2014.
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

Domestic competition could force lower product pricing and may have an adverse effect on our revenues and profitability. From time-to-time, intense competition and excess manufacturing capacity in the commodity stainless steel industry have resulted in reduced selling prices, excluding raw material surcharges, for many of our stainless steel products sold by the Metals Segment. In order to maintain market share, we would have to lower our prices to match the competition. These factors have had and may continue to have an adverse impact on our revenues, operating results and financial condition and may continue to do so in the future.

Our business, financial condition and results of operations could be adversely affected by an increased level of imported products. Our business is susceptible to the import of products from other countries, particularly steel products. Import levels of various products are affected by, among other things, overall world-wide demand, lower cost of production in other countries, the trade practices of foreign governments, government subsidies to foreign producers and governmentally imposed trade restrictions in the United States. Although imports from certain countries have been curtailed by anti-dumping duties, imported products from other countries at significantly reduced prices have increased in 2013. Our average selling prices for commodity pipe of the Metals Segment decreased by thirteen percent for the year ended December 28, 2013 compared to the respective prior comparable period, reducing our profitability in the current year. Increased imports of certain products, whether illegal dumping or legal imports, could reduce demand for our products in the future and adversely affect our business, financial position, results of operations or cash flows.

Raw material costs relating to the Metals Segment are subject to volatility, and we may be unable to raise the price of our products to cover all or part of the increased cost of raw materials, which would have an adverse effect on our results of operations and profitability. Rapid increases in raw material costs may adversely affect our results of operations, mainly for our fabrication and steel tank operations as the entire production and sales model for these operations is based upon producing to order. During the bidding process for our fabrication and steel tank businesses, we provide a quote on the project based upon current market prices for stainless and carbon steel plate, pipe and fittings. Although we are able to mitigate some of the adverse impact of rising raw material costs, such as passing through surcharges to customers, rapid changes in raw material costs during the period of time from when we bid on the project to when the materials were ordered would reduce our profitability on that project.

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

The Specialty Chemicals Segment uses significant quantities of a variety of specialty and commodity chemicals in its manufacturing processes, which are subject to price and availability fluctuations that may have an adverse impact on our financial performance. The raw materials we use are generally available from numerous independent suppliers. However, some of our raw material needs are met by a sole supplier or only a few suppliers. If any supplier that we rely on for raw materials ceases or limits production, we may incur significant additional costs, including capital costs, in order to find alternate, reliable raw material suppliers. We may also experience significant production delays while locating new supply sources, which could result in our failure to timely deliver products to our customers. Purchase prices and availability of these critical raw materials are subject to volatility. Some of the raw materials used by the Specialty Chemicals Segment are derived from petrochemical-based feedstock, such as crude oil and natural gas, which have been subject to historical periods of rapid and significant movements in price. These fluctuations in price could be aggravated by factors beyond our control such as political instability, and supply and demand factors, including Organization of the Petroleum Exporting Countries ("OPEC") production quotas and increased global demand for petroleum-based products. At any given time we may be unable to obtain an adequate supply of these critical raw materials on a timely basis, at prices and other terms acceptable, or at all. If suppliers increase the price of critical raw materials, we may not have alternative sources of supply. We attempt to pass changes in the prices of raw materials along to our customers. However, we cannot always do so, and any limitation on our ability to pass through any price increases could have an adverse effect on our financial performance. Any significant variations in the cost and availability of our specialty and commodity materials may negatively affect our business, financial condition or results of operations, specifically for the Specialty Chemicals Segment.

We rely on a small number of suppliers for our raw materials and any interruption in our supply chain could affect our operations. In order to foster stronger business relationships, the Metals Segment uses only a few raw material suppliers. During the year ended December 28, 2013, seven suppliers furnished approximately 71 percent of our total dollar purchases of raw materials, with one supplier providing 24 percent. However, these raw materials are available from a number of sources, and the Company anticipates no difficulties in fulfilling its raw materials requirements for the Metals Segment. Raw materials used by the Specialty Chemicals Segment are generally available from numerous independent suppliers and approximately 50 percent of total purchases were made from our top seven suppliers during the year ended December 28, 2013. Although some raw material needs are met by a single supplier or only a few suppliers, the Company anticipates no difficulties in fulfilling its raw material requirements for the Specialty Chemicals Segment. While the Company believes that raw materials for both segments are readily available from numerous sources, the loss of one or more key suppliers in either segment, or any other material change in our current supply channels, could have an adverse effect on the Company’s ability to meet the demand for its products, which could impact our operations, revenues and financial results.

A substantial portion of our overall sales is dependent upon a limited number of customers, and the loss of one or more of such customers would have a material adverse effect on our business, results of operation and profitability. The products of the Specialty Chemicals Segment are sold to various industries nationwide. However, that segment has one domestic customer that accounted for approximately 40 percent of revenues in 2013, 28 percent of revenues in 2012 and 24 percent of revenues in 2011. This customer is a large global company, and its purchases are derived from several different business units that operate independently of each other. Even so, the loss of this customer would have a material adverse effect on the revenues of the Specialty Chemicals Segment and the Company.

The Metals Segment has one domestic customer that accounted for approximately eleven percent of the segment’s revenues in 2013. These revenues were for the Bechtel nuclear project which will not recur in the future. The Company believes that it will be able to grow base stainless steel pipe sales to completely offset the loss of these revenues in 2014. A different domestic customer accounted for ten percent of the segment’s revenues in 2011. No customer accounted for more than ten percent of the segment’s revenues for 2012. Palmer, which is a part of the Metals Segment, sells much of its products to the oil and gas industry. Any change in this industry, or any change in this industry’s demand for Palmer’s products, would have a material adverse effect on the profits of the Metals Segment and the Company.

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

Significant changes in nickel prices could have an impact on the sales by the Metals Segment. The Metals Segment uses nickel in a number of its products. Nickel prices are currently at a relatively low level, which reduces our manufacturing costs for certain products. When nickel prices increase, many of our customers increase their orders in an attempt to avoid future price increases, resulting in increased sales for the Metals Segment. Conversely, when nickel prices decrease, many of our customers wait to place orders in an attempt to take advantage of subsequent price decreases, resulting in reduced sales for the Metals Segment. On average, the Metals Segment turns its inventory of commodity pipe every four months, but the nickel surcharge on sales of commodity pipe is established on a weekly basis. The difference, if any, between the price of nickel on the date of purchase of the raw material and the price, as established by the surcharge, on the date of sale has the potential to create an inventory profit or loss. If the price of nickel steadily increases over time, as it did from 2005 to 2007, the Metals Segment is the beneficiary of the increase in nickel price in the form of inventory gains. Conversely, if the price of nickel steadily decreases over time, as it has from 2009 to 2013, the Metals Segment suffers inventory losses. As a result of decreasing nickel prices, we incurred inventory losses of $3,103,000 for the year ended December 28, 2013. We will incur additional inventory losses in the future if nickel prices decrease. Any material changes in the cost of nickel could impact our sales and result in fluctuations in the profits for the Metals Segment.

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

Our operations expose us to the risk of environmental, health and safety liabilities and obligations, which could have a material adverse effect on our financial condition, results of operations or cash flows. We are subject to numerous federal, state and local environmental protection and health and safety laws governing, among other things:

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

There can be no assurance that any future capital and operating expenditures to maintain compliance with environmental laws, as well as costs to address contamination or environmental claims, will not exceed any current estimates or adversely affect our financial condition and results of operations. In addition, any unanticipated liabilities or obligations arising, for example, out of discovery of previously unknown conditions or changes in laws or regulations, could have an adverse effect on our business, financial condition, results of operations or cash flows.

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

Certain of our employees in the Metals Segment are covered by collective bargaining agreements, and the failure to renew these agreements could result in labor disruptions and increased labor costs. As of December 28, 2013, we had 249 employees represented by unions at our Bristol, Tennessee facility, which is 37 percent of the aggregate number of Company employees. These employees are represented by two local unions affiliated with the American Federation of Labor and Congress of Industrial Organizations (the “AFL-CIO”) and one local union affiliated with the International Brotherhood of Teamsters (the “Teamsters Union”). The collective bargaining contracts for one of the AFL-CIO unions and for the Teamsters Union will expire in January 2015 and March 2015, respectively. The collective bargaining contract for the other AFL-CIO union expired in February 2014. The Company is currently in negotiations with this union regarding a new collective bargaining agreement. Although we believe that our present labor relations are satisfactory, our failure to renew these agreements on reasonable terms as the current agreements expire could result in labor disruptions and increased labor costs, which could adversely affect our financial performance.

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

There were no events of default under the covenants of our credit facilities at December 28, 2013. Although we believe we will remain in compliance with these covenants in the foreseeable future and that our relationship with our lender is strong, there is no assurance our lender would consent to an amendment or waiver in the event of noncompliance; or that such consent would not be conditioned upon the receipt of a cash payment, revised principal payout terms, increased interest rates or restrictions in the expansion of the credit facilities for the foreseeable future, or that our lender would not exercise rights that would be available to them, including, among other things, demanding payment of outstanding borrowings. In addition, our ability to obtain additional capital or alternative borrowing arrangements at reasonable rates may be adversely affected. All or any of these adverse events would further limit our flexibility in planning for, or reacting to, downturns in our business.

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

The success of any new or enhanced products will depend on a number of factors, such as technological innovations, increased manufacturing and material costs, customer acceptance, and the performance and quality of the new or enhanced products. As we introduce new products or refine existing products, we cannot predict the level of market acceptance or the amount of market share these new or enhanced products may achieve. Moreover, we may experience delays in the introduction of new or enhanced products. Any manufacturing delays or problems with new or enhanced product launches will adversely affect our operating results. In addition, the introduction of new products could result in a decrease in revenues from existing products. Also, we may need more capital for product development and enhancement than is available to us, which could adversely affect our business, financial condition or results of operations. We sell our products in industries that are affected by technological changes, new product introductions and changing industry standards. If we do not respond by developing new products or enhancing existing products on a timely basis, our products will become obsolete over time and our revenues, cash flows, profitability and competitive position will suffer.

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

The loss of key members of our management team, or difficulty attracting and retaining experienced technical personnel, could reduce our competitiveness and have an adverse effect on our business and results of operations. The successful implementation of our strategies and handling of other issues integral to our future success will depend, in part, on our experienced management team. The loss of key members of our management team could have an adverse effect on our business. Although we have entered into an employment agreement with Craig C. Bram, our President and Chief Executive Officer, Mr. Bram may resign from the Company at any time and seek employment elsewhere, subject to certain non-competition restrictions for a one-year period. Additionally, if we cannot retain our technical personnel or attract additional experienced technical personnel, our ability to compete could be harmed.

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

Our results of operations could be adversely affected by goodwill impairments. As a result of our acquisitions, we had approximately $18.3 million of goodwill on our balance sheet as of December 28, 2013. Goodwill must be tested at least annually for impairment, and more frequently when circumstances indicate likely impairment. Goodwill is considered impaired to the extent that its carrying amount exceeds its implied fair value. An impairment of goodwill could have a substantial negative effect on our profitability.

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

We depend on third parties to distribute certain of our products and because we have no control over such third parties we are subject to adverse changes in such parties’ operations or interruptions of service, each of which may have an adverse effect on our operations. We use third parties over which we have only limited control to distribute certain of our products. Our dependency on these third party distributors has increased as our business has grown. Because we rely on these third parties to provide these distribution services, any change in our ability to access these third party distribution services could have an adverse impact on our revenues and put us at a competitive disadvantage with our competitors.

Freight costs for products produced in our Palmer operations restrict our sales area for this facility. The freight and other distribution costs for products sold from our Palmer facility are extremely high. As a result, the market area for these products is restricted, which limits the geographic market for Palmer’s tanks and the ability to significantly increase revenues derived from sales of products from the Palmer facility.

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

Location	Principal Operations	Building Square Feet	Land Acres
Bristol, TN	Manufacturing stainless steel pipe and stainless and carbon steel piping systems	275,000	73.1
Fountain Inn, SC	Chemical manufacturing and warehousing facilities	136,834	16.9
Crossett, AR	Manufacturing stainless and carbon steel and chrome alloy piping systems	133,000	19.8
Cleveland, TN	Chemical manufacturing and warehousing facilities	118,000	10.5
Andrews, TX	Manufacturing liquid storage solutions and separation equipment	109,432	19.6
Dalton, GA	Warehouse facilities (1)	32,000	2.0
Spartanburg, SC	Corporate headquarters (1)	6,840	—
Glen Allen, VA	Office space for Corporate employees (1)	2,869	—
Augusta, GA	Chemical manufacturing (2)	—	46.0

(1)	Leased facility.

(2)	Plant was closed in 2001 and all structures and manufacturing equipment have been removed.

Item 3 Legal Proceedings
For a discussion of legal proceedings, see Notes 5 and 11 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Item 4 Mine Safety Disclosures
Not applicable.

PART II

Item 5 Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company had 605 common shareholders of record at February 24, 2014. The Company's common stock trades on the NASDAQ Global Market under the trading symbol SYNL. The Company's credit agreement only restricts the payment of dividends through a minimum tangible net worth covenant. The Company paid a $0.26 cash dividend on December 3, 2013, a $0.25 cash dividend on December 10, 2012, and a $0.25 cash dividend on December 5, 2011. The prices shown below are the high and low sales prices for the common stock for each full quarterly period in the last two fiscal years as quoted on the NASDAQ Global Market.

	2013		2012
Quarter	High	Low	High	Low
1st	$14.88	$12.53	$13.78	$10.21
2nd	16.00	12.94	13.45	10.39
3rd	17.38	14.99	14.00	10.45
4th	16.75	13.80	14.97	12.26
The information required by Item 201(d) of Regulation S-K is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Comparison of 5 Year Cumulative Total Return Graph

	12/08	12/09	12/10	12/11	12/12	12/13
Synalloy Corporation	$100.00	$200.38	$272.97	$237.06	$336.39	$366.85
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69
NASDAQ Non-Financial	100.00	151.48	177.87	179.66	209.54	295.28

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
Unregistered Sales of Equity Securities
Pursuant to the compensation arrangement with directors discussed under Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in this Form 10-K, on April 5, 2013, the Company issued an aggregate of 9,411 shares of restricted stock to non-employee directors in lieu of $128,000 of their annual cash retainer fees. Issuance of these shares was not registered under the Securities Act of 1933 based on the exemption provided by Section 4(2) thereof because no public offering was involved.
The Company also issued 8,161 shares of common stock in 2013 to management and key employees that vested pursuant to the 2005 Stock Awards Plan. Issuance of these shares was not registered under the Securities Act of 1933 based on the exemption provided by Section 4(2) thereof because no public offering was involved.
Neither the Company, nor any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the 1934 Act) on behalf of the Company repurchased any of the Company's securities during the fourth quarter of 2013.

Item 6 Selected Financial Data

Selected Financial Data and Other Financial Information
(Dollar amounts in thousands except for per share data)
	2013	2012	2011	2010	2009
Operations
Net sales	$220,750	$197,659	$170,575	$151,121	$103,640
Gross profit	19,202	21,928	21,090	15,916	9,489
Selling, general & administrative expense	17,388	14,140	12,284	9,724	8,787
Operating income	1,814	7,788	8,805	6,192	702
Net income continuing operations	1,761	4,235	5,797	4,034	219
Net (loss) income discontinued operations	—	—	—	—	(4)
Net income	1,761	4,235	5,797	4,034	215
Financial Position
Total assets	163,260	148,507	98,916	81,375	78,252
Working capital	74,988	65,919	56,344	43,232	44,123
Long-term debt, less current portion	20,905	37,593	8,650	219	—
Shareholders' equity	106,098	71,774	68,619	63,875	62,721
Financial Ratios
Current ratio	4.0:1	3.6:1	4.1:1	4.0:1	4.5:1
Gross profit to net sales	9%	11%	12%	11%	9%
Long-term debt to capital	16%	34%	11%	0%	0%
Return on average assets	1%	3%	6%	5%	0%
Return on average equity	2%	6%	9%	6%	0%
Per Share Data (income/(loss) – diluted)
Net income continuing operations	$0.25	$0.66	$0.91	$0.64	$0.03
Net income (loss) discontinued operations	—	—	—	—	(0.00)
Net income	0.25	0.66	0.91	0.64	0.03
Dividends declared and paid	0.26	0.25	0.25	0.50	0.10
Book value	12.21	11.29	10.85	10.16	10.01
Other Data
Depreciation and amortization	$5,114	$3,399	$2,659	$2,642	$2,402
Capital expenditures	$5,766	$4,740	$3,185	$5,095	$1,892
Employees at year end	670	597	441	441	466
Shareholders of record at year end	619	669	687	704	790
Average shares outstanding - diluted	6,947	6,394	6,362	6,309	6,269
Stock Price
Price range of common stock
High	$17.38	$14.97	$15.50	$12.25	$10.49
Low	12.53	10.21	9.15	7.47	3.85
Close	15.53	13.49	10.27	12.12	9.42

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
Allowance for Doubtful Accounts
The Company maintained allowances for doubtful accounts of approximately $1,079,000 as of December 28, 2013, for estimated losses resulting from the inability of its customers to make required payments and for disputed claims and quality issues. The allowance is based upon a review of outstanding receivables, historical collection information and existing economic conditions. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables are generally due within 30 to 60 days. Delinquent receivables are written off based on individual credit evaluations and specific circumstances of the customer.
Inventory Reserves
The Company establishes a reserve for estimated obsolete or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and current market conditions. Based on historical results, the Company also maintains an inventory reserve to provide for the amount of estimated inventory quantity loss since the last physical inventory. As of December 28, 2013, the Company has approximately $2,217,000 accrued for the various inventory reserves. If actual market conditions are less favorable than those estimated by management, additional inventory reserves may be required.
Environmental Reserves
As noted in Note 5 to the Consolidated Financial Statements included in Item 8 of this Form 10-K, the Company has accrued $626,000 as of December 28, 2013, in environmental remediation costs which, in management's best estimate, are sufficient to satisfy anticipated costs of known remediation requirements as explained in Note 5. Expenditures related to costs currently accrued are not discounted to their present values and are expected to be made over the next three to four years. However, as a result of the evolving nature of the environmental regulations, the difficulty in estimating the extent and necessary remediation of environmental contamination, and the availability and application of technology, the estimated costs for future environmental compliance and remediation are subject to uncertainties and it is not possible to predict the amount or timing of future costs of environmental matters which may subsequently be determined. Changes in information known to management or in applicable regulations may require the Company to record additional remediation reserves.
Impairment of Long-Lived Assets
The Company continually reviews the recoverability of the carrying value of long-lived assets. Long-lived assets are reviewed for impairment when events or changes in circumstances, also referred to as "triggering events", indicate that the carrying value of a long-lived asset or group of assets (the "Assets") may no longer be recoverable. Triggering events include: a significant decline in the market price of the Assets; a significant adverse change in the operating use or physical condition of the Assets; a significant adverse change in legal factors or in the business climate impacting the Assets' value, including regulatory issues such as environmental actions; the generation by the Assets of historical cash flow losses combined with projected future cash flow losses; or the expectation that the Assets will be sold or disposed of significantly before the end of the useful life of the Assets. The Company concluded that there were no indications of impairment requiring further testing during the year ended December 28, 2013.
If the Company concluded that, based on its review of current facts and circumstances, there were indications of impairment, testing of the applicable Assets would be performed. The recoverability of the Assets to be held and used is tested by comparing the carrying amount of the Assets at the date of the test to the sum of the estimated future undiscounted cash flows expected to be generated by those Assets over the remaining useful life of the Assets. In estimating the future undiscounted cash flows, the Company uses projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and eventual disposition of the Assets. This approach requires significant judgments including the Company's projected net cash flows, which are derived using the most recent available estimate for the reporting unit containing the Assets tested. Several key assumptions would include periods of operation, projections of product pricing, production levels, product costs, market supply and demand, and inflation. If it is determined that the carrying amount of the Assets are not recoverable, an impairment loss would be calculated equal to the excess of the carrying amount of the Assets over their fair value. Assets classified as held for sale, if any, would be recorded at the lower of their carrying amount or fair value less cost to sell. Assets to be disposed of other than by sale, if any, would be classified as held and used until the Assets are disposed or use has ceased.
Goodwill
The Company has goodwill of approximately $1,355,000 recorded as part of its 1996 acquisition of MC, operating within the Specialty Chemicals Segment, $1,000,000 recorded as part of its 2009 acquisition of Ram-Fab and approximately $15,898,000 recorded as part of its 2012 acquisition of Palmer, both operating within the Metals Segment. Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is tested for impairment at least on an annual basis. The initial step of the goodwill impairment test involves a comparison of the fair value of the reporting unit in which the goodwill is recorded, with its carrying amount. If the reporting unit's fair value exceeds its carrying value, no impairment loss is recognized and the second step, which is a calculation of the impairment, is not performed. However, if the reporting unit's carrying value exceeds its fair value, an impairment charge equal to the difference in the carrying value of the goodwill and the implied fair value of the goodwill is recorded. Implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to the assets and liabilities of the reporting unit as if it had been acquired in a business combination. The excess of the fair value of the reporting unit over the amounts allocated to assets and liabilities is the implied fair value of goodwill.
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
The WACC rate is based on an average of the capital structure, cost of capital and inherent business risk profiles of the Company. The assumptions used in the valuation are interrelated. The continuing degree of interrelationship of these assumptions is, in and of itself, a significant assumption. Because of the interrelationships among the assumptions, we do not believe it would be meaningful to provide a sensitivity analysis on any of the individual assumptions. However, one key assumption in our valuation model is the WACC. If the WACC, which is used to discount the projected cash flows, were higher, the measure of the fair value of the net assets of the reporting unit would decrease. Conversely, if the WACC were lower, the measure of the fair value of the net assets of the reporting unit would increase. Changes in any of the Company's other estimates could also have a material effect on the estimated future undiscounted cash flows expected to be generated by the reporting unit's assets.
Based on the Company's goodwill impairment test in the fourth quarter of 2013, each reporting unit's fair value exceeded its carrying value, therefore no further testing was required and no impairment loss was recognized.
Liquidity and Capital Resources
Cash flows used in operating activities during 2013 totaled $5,542,000 while cash flows provided from operating activities during 2012 totaled $1,635,000, a decrease in cash flows of $7,177,000. Cash flows in 2013 were generated from net income totaling $5,798,000 before depreciation and amortization expense of $5,114,000 and the one-time bargain purchase gain on the purchase of CRI Tolling of $1,077,000, net of deferred income taxes. Since the Company completed its acquisition of CRI on August 26, 2013, cash flows resulting from changes in operating assets and liabilities cannot be determined simply by subtracting 2013 balance sheet amounts from 2012 values. All acquired CRI balances represent beginning balances for cash flow purposes. Cash flows were adversely affected by a $5,461,000 increase in net inventories in 2013. Substantially all of the increase occurred in the Metals Segment as special alloy inventory increased in support of the current special alloy backlog and inventory at Ram-Fab increased to support the higher fabrication backlog at the end of 2013. Accounts receivable increased $2,288,000 in 2013, net of reserves, as a result of the higher Metals Segment sales activity during the fourth quarter of 2013 compared to the same period of 2012, combined with an increase in the number of days sales outstanding for the fabrication facilities. Higher inventory purchases made during the fourth quarter of 2013 increased the accounts payable balance at the end of 2013 by $1,541,000 when compared to the 2012 year-end balance. Operating cash flows were unfavorably affected by lower accrued expenses at the end of 2013 compared to the end of 2012 of $2,242,000, as profit based incentives decreased $1,876,000 reflecting lower 2013 profits, the majority of the tax liability associated with the Palmer acquisition was used in 2013 and accrued interest decreased as the line of credit was paid off during the fourth quarter of 2013.
Cash flows provided by operating activities during 2012 totaled $1,635,000 and cash flows used in operating activities in 2011 totaled $3,858,000, an improvement in cash flows of $5,493,000. Cash flows in 2012 were generated from net income totaling $7,634,000 before depreciation and amortization expense of $3,399,000. Since the Company acquired Palmer on August 21, 2012, cash flows resulting from changes in operating assets and liabilities cannot be determined simply by subtracting 2012 balance sheet amounts from 2011 values. The net value of all assets and liabilities acquired are shown in the "Acquisition of Palmer of Texas" line in the investing activities section of the Consolidated Statements of Cash Flows. Accordingly, these individual acquired balances represent beginning balances for Palmer cash flow purposes. Cash flows were adversely affected by a $1,422,000 increase in inventories in 2012, as year-end balances increased, net of reserves, from $43,063,000 at the end of 2011 for historical Company operations plus the $5,678,000 Palmer beginning balance to $50,163,000 at the end of 2012. Substantially all of the increase occurred in the Specialty Chemicals Segment to support higher 2013 sales projections, including the additional defoamer business acquired during 2012. Accounts payable also adversely affected cash flows by $4,152,000 in 2012 as there were significant inventory purchases in the fourth quarter of 2011 in the Metals Segment which increased the 2011 year-end accounts payable balance combined with lower nickel surcharges included in 2012's year-end accounts payable balance. Operating cash flows were also unfavorably affected by higher other assets and liabilities, net. A receivable from the prior owners of Palmer was established in December 2012 for $1,494,000 which resulted from the final working capital adjustment, uncollected accounts receivable and other items detailed in the SPA. This receivable was settled in January 2013.
In 2013, the Company's current assets increased $8,689,000 and current liabilities decreased $380,000, from the year ended 2012 amounts, which caused working capital for 2013 to increase by $9,069,000 to $74,988,000 from the 2012 total of $65,919,000. The current ratio for the year ended December 28, 2013, increased to 4.0:1 from the 2012 year-end ratio of 3.6:1.
On August 26, 2013, the a subsidiary of the Company, CRI Tolling, completed the purchase of substantially all of the assets and assumed certain operating liabilities of CRI. Located in Fountain Inn, South Carolina, CRI Tolling will continue CRI's business as that of a toll manufacturer that provides outside manufacturing resources to global and regional chemical companies. The assets purchased from CRI included equipment and certain other assets and approximately $387,000 worth of inventory and accounts receivables, net of assumed payables. The total purchase price was $1,100,000. The Company acquired the building and land where CRI operates in a separate but related transaction on August 9, 2013 for approximately $3,500,000. The Company viewed both the building and operating assets of CRI together as one business, capable of providing a return to ownership by expanding the segment's production capacity. Accordingly, the acquisition meets the definition of a business and the transaction is structured in a way that meets the definition of a business combination.
Due to severe financial difficulties CRI was experiencing prior to our acquisition, the Company was able to purchase the land, building and equipment at below market value. As a result of the favorable purchase price, the Company recorded a bargain purchase gain on this transaction in the third quarter of 2013 of $1,077,000, net of deferred taxes.
The Company also used cash during 2013 for investing activities to fund capital expenditures of $5,766,000. Financing activities during 2013 generated $15,682,000. On September 30, 2013, the Company closed on an underwritten public offering of 2,000,000 shares of its common stock at a price of $15.75 per share. The underwriters also exercised their option to purchase and close upon an additional 300,000 shares of common stock at a price of $15.75 per share. The Company received net proceeds, after underwriting discounts and estimated expenses, of approximately $34,233,000. The Company used $18,061,000 of the net proceeds to pay off the outstanding line of credit balance during 2013. The Company also paid a $0.26 dividend on December 3, 2013 which used $2,260,000. The Company expects that existing cash balances, cash flows from 2013 operations and available borrowings will be sufficient to make debt payments and fund estimated 2014 capital expenditures of $7,800,000.
On June 30, 2010, the Company entered into a Credit Agreement with a regional bank to provide a $20,000,000 line of credit that was to expire on June 30, 2013. This agreement was amended by the bank on August 19, 2011 to extend the maturity date of the Credit Agreement by one additional year to June 30, 2014. In connection with the Palmer acquisition discussed in Note 16 to the Consolidated Financial Statements included in Item 8 of this Form 10-K, on August 21, 2012, the Company modified the Credit Agreement to increase the limit of the credit facility by $5,000,000 to a maximum of $25,000,000, and extended the maturity date to August 21, 2015. On October 22, 2012, the Company modified this agreement to increase the limit by an additional $5,000,000 to a maximum of $30,000,000. This increase was in effect for one year and the maximum line of credit reverted back to $25,000,000 on October 22, 2013. None of the other provisions of the Credit Agreement were changed as a result of this modification. In connection with the CRI acquisition discussed in Note 16 to the Consolidated Financial Statements included in Item 8 of this Form 10-K, on August 26, 2013, the Company modified the Credit Agreement to fund this transaction, as detailed in the following paragraph. Interest on the Credit Agreement is calculated using the One Month LIBOR (as defined in the Credit Agreement), plus a pre-defined spread, based on the Company's Total Funded Debt to EBITDA ratio (as defined in the Credit Agreement). Borrowings under the line of credit are limited to an amount equal to a borrowing base calculation that includes eligible accounts receivable, inventories and other non-capital assets.
The Credit Agreement modification on August 26, 2013 provided for a new ten-year term loan in the amount of $4,033,000, with monthly principal payments customized to account for the 20 year amortization of the real estate assets combined with a 5-year amortization of the equipment assets purchased. In conjunction with the new term loan, to mitigate the variability of interest rate risk, the Company entered into an interest rate swap contract (the "interest rate swap") on September 3, 2013. The interest rate swap is for an initial notional amount of $4,033,250 with a fixed interest rate of 4.83% and runs for ten years to August 19, 2023, which equates to the due date of the term loan. The notional amount of the interest rate swap decreases as monthly principal payments are made.
The Credit Agreement modification on August 21, 2012 also provided for a ten-year term loan in the amount of $22,500,000 that requires equal monthly payments of $187,500 plus interest. In conjunction with this term loan, to mitigate the variability of the interest rate risk, the Company entered into an interest rate swap contract on August 21, 2012 with its current bank. The interest rate swap is for an initial notional amount of $22,500,000 with a fixed interest rate of 3.74 percent, and runs for ten years, expiring on August 21, 2022, which equates to the date of the term loan. The notional amount of the interest rate swap decreases as monthly principal payments are made.
Although the two swap agreements mentioned above are expected to effectively offset variable interest in the borrowings, hedge accounting will not be utilized. Therefore, changes in its fair value are being recorded in current assets or liabilities, as appropriate, with corresponding offsetting entries to other income (expense).
Pursuant to the Credit Agreement, the Company was required to pledge all of its tangible and intangible properties. Covenants under the Credit Agreement include maintaining a certain total funded debt to EBITDA ratio (as defined in the Credit Agreement), a minimum tangible net worth, and total liabilities to tangible net worth ratio. The Company will also be limited to a maximum amount of capital expenditures per year, which is in line with the Company's currently projected needs. At December 28, 2013, the Company was in compliance with all debt covenants.
Results of Operations
Comparison of 2013 to 2012 - Consolidated
For the fiscal year ending December 28, 2013, the Company generated net earnings of $1,761,000, or $0.25 per share, on sales of $220,750,000, compared to net earnings of $4,235,000, or $0.66 per share, on sales of $197,659,000 in the prior year. The Company generated a net loss of $3,078,000, or $0.36 loss per share, on sales of $52,244,000 in the fourth quarter of 2013, compared to net earnings of $965,000, or $0.15 per share, on sales of $53,138,000 in the fourth quarter of 2012.
Consolidated gross profit decreased twelve percent to $19,202,000 in 2013, compared to $21,928,000 in 2012, and, as a percent of sales, decreased to nine percent of sales in 2013 compared to eleven percent of sales in 2012. For the fourth quarter of 2013, consolidated gross profit showed a loss of $335,000, or one percent of sales, compared to a profit of $5,893,000, or eleven percent of sales, for the fourth quarter of 2012. The decreases in dollars and in percentage of sales were attributable to the Metals Segment as discussed in the Metals Segment Comparison of 2013 to 2012 below. Consolidated selling, general and administrative expense for 2013 increased by $3,248,000 to $17,388,000, compared to $14,140,000 for 2012, and was eight percent of sales for 2013, up from seven percent for 2012. For the fourth quarter, these costs increased by $509,000 to $4,402,000, or eight percent of sales, for 2013 compared to 3,893,000, or seven percent of sales, for 2012. Since Palmer was acquired in late-August of 2012, only a portion of their selling, general and administrative expenses were included in the prior year. This accounted for approximately $2,081,000 of the increased costs in 2013. The remainder of the increased costs for 2013 when compared to 2012 resulted from the receipt of the final installment of a dumping penalty in 2012, increased sales commissions, higher legal costs associated with the illegal dumping case initiated in 2013 and higher corporate travel and professional fees associated with the Palmer acquisition. These costs were partially offset by lower incentive-based bonus expense.
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

	2013		2012		2011
(in thousands)	Amount	%	Amount	%	Amount	%
Net sales	$164,232	100.0%	$146,285	100.0%	$127,727	100.0%
Cost of goods sold	154,762	94.2%	132,596	90.6%	112,445	88.0%
Gross profit	9,470	5.8%	13,689	9.4%	15,282	12.0%
Selling, general and administrative expense	10,202	6.2%	7,551	5.2%	6,029	4.7%
Operating (loss) income	$(732)	(0.4)%	$6,138	4.2%	$9,253	7.3%

Year-end backlogs - Piping systems	$50,752		$19,254		$22,743
Tanks	$11,477		not available		not available

Comparison of 2013 to 2012 – Metals Segment
Sales for 2013 were $164,232,000, up twelve percent from last year's results of $146,285,000. The Metals Segment experienced an operating loss of $732,000 for 2013 compared to an operating income of $6,138,000 for 2012. Excluding Palmer's sales results, sales for the Metals Segment for 2013 would have been two percent lower than the same period of 2012 which resulted from lower unit volumes. Sales during the fourth quarter of 2013 totaled $37,355,000, a decrease of seven percent from $40,051,000 for the same quarter last year. The Metals Segment had an operating loss of $5,295,000 for the fourth quarter of 2013 compared to operating income of $1,825,000 for the fourth quarter of 2012. The Company purchased 100 percent of the issued and outstanding stock of Palmer on August 21, 2012. Excluding Palmer's sales results, sales for the fourth quarter 2013 would have been seven percent lower than the prior year. The sales decrease resulted from a six percent decrease in average selling prices combined with a one percent decrease in average unit volumes. In the fourth quarter, the Metals Segment experienced commodity unit volumes increasing nine percent while non-commodity unit volume decreased 13 percent. Selling prices for commodity pipe decreased approximately eleven percent while selling prices for non-commodity pipe increased approximately five percent. Shipments of carbon steel pipe associated with the Bechtel nuclear project dropped significantly in the fourth quarter of 2013 as the project was completed. Shipments of stainless steel pipe in the fourth quarter of 2013 continued to be constrained as distributors are maintaining lean inventory levels going into 2014. Special alloy inquiries, bookings and backlog remained strong in the fourth quarter of 2013 and we have seen increased shipments in January.
Operating income, which decreased $6,870,000 and $7,120,000 for the entire year and fourth quarter of 2013, respectively, when compared to the same periods of 2012, was impacted by the following factors:

a)
Palmer was acquired August 21, 2012. Its fourth quarter and full year results were included in the 2013 Metals Segment results while only 19 weeks of Palmer's results were included in the prior year. Fourth quarter 2013 operating income was adversely affected by a more prevalent holiday shutdown in 2013. There were approximately $700,000 of finished tanks that could not be shipped to the customers' work sites in December 2013. The unit also incurred warranty repairs of approximately $200,000 in the fourth quarter of 2013. Additionally, fourth quarter 2013 sales and profitability were affected by a less favorable product mix as smaller fiberglass and steel tanks were produced. The facility was nearing emission limits for the fiberglass shop which resulted in the production of smaller, lower priced, and less profitable tanks.

b)
Associated with the acquisition of Palmer, an intangible asset of $9,000,000 was recorded for the customer base acquired by the Company. This asset is amortized on an accelerated basis which resulted in an amortization charge of $1,530,000 for the entire year and $382,000 for the fourth quarter of 2013 compared to $540,000 of amortization for both the entire year and fourth quarter of 2012.

c)
Pricing and margins at BRISMET during the first nine months of the year were negatively impacted by foreign imports. Stainless steel pipe imports from Malaysia, Vietnam and Thailand entered the country at significantly reduced prices. This factor forced BRISMET to reduce prices accordingly to retain market share. On May 16, 2013, BRISMET, along with several other domestic manufacturers of stainless steel pipe, filed an antidumping petition with the U.S. Department of Commerce ("Commerce") and the U.S. International Trade Commission ("USITC") alleging that welded stainless steel pipe imported from Malaysia, Vietnam and Thailand was being dumped in the United States market. On June 28, 2013, the USITC determined there was a reasonable indication that a U.S. industry was materially injured by reason of imports from these three countries. All six commissioners of the USITC hearing the petition voted in favor of the petitioners in the affirmative.
On December 31, 2013, Commerce announced its affirmative preliminary determinations. Commerce determined that welded stainless pressure pipe from Malaysia, Thailand and Vietnam has been sold in the United States at dumped margins and will instruct U.S. Customs and Border Protection to require cash deposits based on the preliminary rates calculated from the date of the preliminary ruling forward. In the case of Malaysia, they also imposed the effective date of the preliminary rates to be 90 days prior to the publication of the determination in the Federal Register. Price increases were implemented by several domestic producers in late August and early September of 2013. The Company is beginning to see higher pricing across most product categories and is optimistic that this trend will continue into 2014. Commerce is scheduled to announce its final determinations in May 2014 and the USITC will make its final injury determination in July 2014.

d)
Profits at BRISMET were negatively impacted for the fourth quarter of 2013 by significant third party contract services associated with the Bechtel project, and an unfavorable sales mix which was heavily weighted toward less than six-inch diameter pipe that has very low to negative gross margins. Labor costs were also above targeted levels for the quarter as we were slow to bring staffing back to pre-Bechtel levels.

e)
Relatively stable nickel prices during the last half of 2013 resulted in lower inventory losses in 2013. For 2013 and 2012, inventory losses were approximately $3,103,000 and $4,645,000, respectively. For the fourth quarter of 2013, inventory losses were approximately $581,000 compared to an inventory loss of approximately $1,150,000 in the fourth quarter of 2012.

f)
The BristolFab unit showed a significant operating loss for the fourth quarter and entire year of 2013. As this unit ramped up labor to support the increased backlog, labor efficiencies declined by approximately 50 percent from previous levels. The large decrease in labor efficiency caused overtime to double as the unit attempted to meet customer delivery schedules and outside contractors were utilized to keep projects on track. These additional expenses put further pressure on the unit's cost structure.

g)
Throughout the Metals Segment, production manpower was higher than optimal operating levels. In late December and early January 2014, personnel reductions were implemented across all three business units and we believe that our labor efficiencies throughout the Metals Segment will return to targeted levels in 2014.

Selling, general and administrative expense increased $2,651,000, or 35 percent in 2013 when compared to 2012. This expense category was six percent of sales for 2013 compared to five percent of sales for 2012. The increase mainly resulted from the inclusion of Palmer expenses for the entire year of 2013 compared to a portion of 2012, receiving the final installment of a dumping penalty in 2012 and higher legal costs associated with the illegal dumping case initiated in 2013 partially offset by lower incentive-based bonus expense.
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

	2013		2012		2011
(Amounts in thousands)	Amount	%	Amount	%	Amount	%
Net sales	$56,518	100.0%	$51,374	100.0%	$42,848	100.0%
Cost of goods sold	46,786	82.8%	43,134	84.0%	37,040	86.4%
Gross profit	9,732	17.2%	8,240	16.0%	5,808	13.6%
Selling, general and administrative expense	3,989	7.1%	3,397	6.6%	3,587	8.4%
Operating income	$5,743	10.2%	$4,843	9.4%	$2,221	5.2%

Comparison of 2013 to 2012 – Specialty Chemicals Segment
Specialty Chemicals Segment sales for the entire year of 2013 were $56,518,000, up $5,144,000 or ten percent from $51,374,000 for 2012. Gross profit for 2013 for the Specialty Chemicals Segment was $9,732,000, or 17 percent of sales, compared to $8,240,000, or 16 percent of sales, for 2012, an increase of 18 percent. The additional Ashland defoamer sales which began in the third quarter of 2012 contributed to the increase in gross profit for the Segment. For the fourth quarter of 2013, Specialty Chemicals Segment's sales were $14,888,000, which represented a 14 percent increase from $13,087,000 for the same quarter of 2012. Overall selling prices decreased 16 percent in the fourth quarter when compared to 2012 due in part to a significant increase in usage of a lower cost raw material that is reflected in the selling price at MC and generally lower average selling prices at CRI Tolling. Gross profit for the fourth quarter of 2013 and 2012 was $2,588,000, or 17 percent of sales, and $2,049,000, or 16 percent of sales, respectively, an increase of 26 percent. CRI Tolling had a positive impact on profitability during its first quarter under Company ownership. The Specialty Chemicals Segment continues to focus on changing the product mix to higher priced / higher margin products and controlling operating and support costs. At CRI Tolling, streamlining processes and improving production capabilities will be a major focus.

On August 26, 2013, CRI Tolling completed the purchase of substantially all of the assets and assumed certain operating liabilities of CRI. Located in Fountain Inn, South Carolina, CRI Tolling will continue CRI's business as that of a toll manufacturer that provides outside manufacturing resources to global and regional chemical companies. The assets purchased from CRI included equipment and certain other assets and approximately $387,000 worth of inventory and accounts receivables, net of assumed payables. The total purchase price was $1,100,000. The Company acquired the building and land where CRI operates in a separate but related transaction on August 9, 2013 for approximately $3,500,000. The Company viewed both the building and operating assets of CRI together as one business, capable of providing a return to ownership by expanding the segment's production capacity. Accordingly, the acquisition meets the definition of a business and the transaction is structured in a way that meets the definition of a business combination under GAAP.
Due to severe financial difficulties CRI was experiencing prior to our acquisition, the Company was able to purchase the land, building and equipment at below market value. As a result of the favorable purchase price, the Company recorded a bargain purchase gain on this transaction in the third quarter of 2013 of $1,077,000, net of deferred taxes. The Company funded the acquisition of CRI through a new term loan with the Company's bank, plus an increase in its line of credit.
Selling, general and administrative expense increased $592,000 or 17 percent in 2013 when compared to 2012. These costs were seven percent of sales for both 2013 and 2012. The increase was due to higher sales commissions and incentive-based bonuses in 2013.
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
Comparison of 2013 to 2012 – Corporate
Corporate expenses were $3,197,000, or one percent of sales and $3,193,000, or two percent of sales, for 2013 and 2012, respectively. Additional costs were incurred in 2013 as the Company strengthened its IT support team (wages and travel), improved its reporting software functionality, incurred legal and travel costs associated with its follow-on stock offering, recorded additional stock option compensation expense and increased recurring professional fees associated with the Palmer and CRI acquisitions. These increases were substantially offset by lower incentive-based bonus expense in 2013.
Acquisition related costs during 2013 reflect the accumulation of one-time expenses associated with the acquisition of CRI. For 2012, this category reflects one-time costs associated with our Palmer acquisition.

Interest expense 2013 was $1,357,000 compared to $601,000 for 2012, an increase of $756,000. Higher interest expense for the year resulted from the additional borrowings associated with the purchase of CRI in August 2013 and Palmer in August 2012. Interest expense decreased during the fourth quarter of 2013 as the Company paid off the outstanding balance of the line of credit.
Also, as mentioned in the Specialty Chemicals Segment discussion for 2013, the acquisition of CRI resulted in a gain on bargain purchase of $1,077,000, net of deferred taxes.
Comparison of 2012 to 2011 – Corporate
Corporate expenses for 2012 were $3,193,000, or two percent of sales, compared to $2,668,000, or two percent of sales for 2011. This represents an increase of $525,000 or 20 percent. Directly as a result of the Palmer acquisition, the Company incurred higher corporate costs in 2012 for professional fees, travel and non-income related taxes and licenses of approximately $262,000.
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
Contractual Obligations and Other Commitments
As of December 28, 2013, the Company's contractual obligations and other commitments were as follows:

(Amounts in thousands)		Payment Obligations for the Year Ended
	Total	2014	2015	2016	2017	2018	Thereafter
Obligations:
Term loans	$23,439	$2,534	$2,534	$2,534	$2,534	$2,497	$10,806
Interest payments	4,503	871	773	675	577	480	1,127
Contingent consideration	6,000	2,500	3,500	—	—	—	—
Operating leases	785	370	229	120	60	6	—
Purchase obligations	—	—	—	—	—	—	—
Deferred compensation (1)	375	51	51	51	21	21	180
Total	$35,102	$6,326	$7,087	$3,380	$3,192	$3,004	$12,113

(1)	For a description of the deferred compensation obligation, see Note 6 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.
Current Conditions and Outlook
Management was disappointed in 2013's financial results. Starting in mid-December, we have put in place a number of initiatives across the Metals Segment to return it to its expected level of profitability. The primary focus for 2014 will be to reduce the cost structure in all of our business units, improve the product mix at both BRISMET and Palmer, continue to penetrate new markets in the Specialty Chemicals Segment, and improve our bidding process for large projects at BRISMET and Synalloy Fabrication, which includes BristolFab and Ram-Fab.
The Metals Segment's business continues to be highly dependent on its customers' capital expenditures. We expect to see gradual improvements in 2014 with increased quoting activity and new project startups. It is too early to project whether pricing will return to the more favorable levels of 2012, but we do expect solid improvement over 2013 pricing. Stainless steel surcharges for the fourth quarter of 2013 and the first two months of 2014 have been fluctuating in a fairly tight range. We do not anticipate any material declines in nickel prices from their current levels. Our inventory gains and losses are determined by a number of factors including sales mix and the holding period of particular products. As a consequence, there may not be a direct correlation between the direction of stainless steel surcharges and inventory profits or losses at a particular point in time. Our experience has been that over the course of a business cycle, this volatility has tended towards zero. We believe we are the largest and most capable domestic producer of non-commodity stainless steel pipe and an effective producer of commodity stainless steel pipe. Our market position remains strong in the commodity pipe market and we continue to see strong order activity in special alloys. Management anticipates continued strong sales of fiberglass and steel tanks at Palmer as the oil drilling expansion continues in the Permian Basin and Eagle Ford Shale areas of Texas. During 2014, we will continue to focus on gaining production efficiencies improving our product mix.

Total fabrication backlog was $50,752,000 at December 28, 2013 and $19,254,000 at December 29, 2012. Management continues to address staffing levels, customer requirements and outsourcing opportunities as we work to complete the backlog, profitably and on schedule.
Specialty Chemicals Segment's sales are expected to show solid growth in 2014 as both units further penetrate new end markets with existing products. As previously discussed, the new markets will include oil and gas, agriculture and mining. The expansion of the CRI Tolling facility is on schedule with an anticipated completion date of late third quarter 2014.

Item 7A Quantitative and Qualitative Disclosures about Market Risks
The Company is exposed to market risks from adverse changes in interest rates. Changes in United States interest rates affect the interest earned on the Company's cash and cash equivalents as well as interest paid on its indebtedness. Except as described below, the Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Company is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations.
Fair value of the Company's debt obligations, which approximated the recorded value, consisted of:
At December 28, 2013

•	$19,500,000 under a term loan expiring August 21, 2022 with a variable interest rate of 2.41 percent.

•
An interest rate swap contract with a notional amount of $19,500,000 which fixes the term loan interest rate at 3.74 percent. The fair value of the interest rate swap contract was an asset to the Company of $301,000.

•	$3,939,000 under a term loan expiring August 19, 2023 with a variable interest rate of 2.17 percent.

•
An interest rate swap contract with a notional amount of $3,939,000 which fixes the term loan interest rate at 4.83 percent. The fair value of this interest rate swap contract was a liability to the Company of $80,000.

At December 29, 2012

•	$18,061,000 under a $30,000,000 revolving line of credit expiring on August 21, 2015 with a variable interest rate of 2.21 percent.

•	$21,750,000 under a term loan expiring August 21, 2022 with a variable interest rate of 2.49 percent.

•
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

Consolidated Balance Sheets
As of December 28, 2013 and December 29, 2012

	2013	2012
Assets
Current assets
Cash and cash equivalents	$1,776,763	$1,085,261
Accounts receivable, less allowance for doubtful accounts of $1,079,288 and $1,312,715 respectively	34,089,364	31,177,526
Inventories, net
Raw materials	16,557,350	13,975,628
Work-in-process	20,402,032	13,773,037
Finished goods	18,897,421	22,414,727
Total inventories	55,856,803	50,163,392
Deferred income taxes	3,776,647	2,981,439
Prepaid expenses and other current assets	4,111,775	5,514,530
Total current assets	99,611,352	90,922,148

Cash value of life insurance	2,007,419	2,549,220
Property, plant and equipment, net	35,883,376	28,034,930
Goodwill	18,252,678	18,252,678
Intangible asset, net	6,930,000	8,460,000
Deferred charges, net and other non-current assets	575,546	287,564

Total assets	$163,260,371	$148,506,540

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$2,533,908	$2,274,054
Accounts payable	12,430,290	10,523,788
Accrued expenses	9,511,528	12,083,499
Current portion of environmental reserves	147,500	122,000
Total current liabilities	24,623,226	25,003,341

Long-term debt, less current portion	20,904,708	37,593,309
Long-term environmental reserves	478,500	518,000
Long-term deferred compensation	219,794	263,872
Long-term contingent consideration	3,362,031	5,708,831
Deferred income taxes	7,573,999	7,645,119

Shareholders' equity
Common stock, par value $1 per share - authorized 12,000,000 shares; issued 10,300,000 shares and 8,000,000 shares, respectively	10,300,000	8,000,000
Capital in excess of par value	33,657,714	1,398,612
Retained earnings	76,337,597	76,836,761
	120,295,311	86,235,373
Less cost of common stock in treasury: 1,612,200 and 1,643,267 shares, respectively	14,197,198	14,461,305
Total shareholders' equity	106,098,113	71,774,068
Commitments and contingencies – See Note 11

Total liabilities and shareholders' equity	$163,260,371	$148,506,540

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations
Years ended December 28, 2013, December 29, 2012 and December 31, 2011

	2013	2012	2011
Net sales	$220,749,554	$197,658,874	$170,575,298

Cost of sales	201,547,470	175,730,511	149,485,455

Gross profit	19,202,084	21,928,363	21,089,843

Selling, general and administrative expense	17,387,857	14,140,355	12,284,478
Operating income	1,814,227	7,788,008	8,805,365
Other (income) and expense
Interest expense	1,357,328	600,893	140,784
Acquisition related costs	264,186	880,583	—
Change in fair value of interest rate swap	(740,832)	113,648	—
Gain on bargain purchase, net of taxes	(1,077,332)	—	—
Other, net	(147,687)	(148,028)	(85,579)
Income before income taxes	2,158,564	6,340,912	8,750,160
Provision for income taxes	398,000	2,106,000	2,953,000

Net income	$1,760,564	$4,234,912	$5,797,160

Net income per common share:
Basic	$0.25	$0.67	$0.92
Diluted	$0.25	$0.66	$0.91

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Cost of Common Stock in Treasury	Total
Balance at January 1, 2011	$8,000,000	$942,707	$69,981,395	$(15,049,001)	$63,875,101

Net income	—	—	5,797,160	—	5,797,160
Payment of dividends, $0.25 per share	—	—	(1,580,404)	—	(1,580,404)
Issuance of 18,280 shares of common stock from the treasury	—	(72,247)	—	160,835	88,588
Stock options exercised for 18,155 shares, net	—	6,876	—	155,027	161,903
Employee stock option and grant compensation	—	276,553	—	—	276,553
Balance at December 31, 2011	8,000,000	1,153,889	74,198,151	(14,733,139)	68,618,901

Net income	—	—	4,234,912	—	4,234,912
Payment of dividends, $0.25 per share	—	—	(1,596,302)	—	(1,596,302)
Issuance of 19,089 shares of common stock from the treasury	—	(113,071)	—	167,990	54,919
Stock options exercised for 11,800 shares, net	—	20,044	—	103,844	123,888
Employee stock option and grant compensation	—	337,750	—	—	337,750
Balance at December 29, 2012	8,000,000	1,398,612	76,836,761	(14,461,305)	71,774,068

Net income	—	—	1,760,564	—	1,760,564
Payment of dividends, $0.26 per share	—	—	(2,259,728)	—	(2,259,728)
Issuance of 17,572 shares of common stock from the treasury	—	(33,545)	—	154,741	121,196
Stock options exercised for 13,495 shares, net	—	28,660	—	109,366	138,026
Employee stock option and grant compensation	—	331,362	—	—	331,362
Issuance of 2,300,000 shares of common stock	2,300,000	31,932,625	—	—	34,232,625
Balance at December 28, 2013	$10,300,000	$33,657,714	$76,337,597	$(14,197,198)	$106,098,113

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Years ended December 28, 2013, December 29, 2012 and December 31, 2011

	2013	2012	2011
Operating activities
Net income	$1,760,564	$4,234,912	$5,797,160
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	3,516,374	2,831,718	2,631,864
Amortization expense	1,597,578	567,693	26,958
Deferred income taxes	(1,467,068)	53,697	121,192
Bargain gain on acquisition of Color Resources, LLC, net of taxes	(1,077,332)	—	—
(Reduction of) provision for losses on accounts receivable	(231,230)	106,883	792,719
Provision for (reduction of) losses on inventories	169,810	484,070	(599,981)
Loss (gain) on sale of property, plant and equipment	2,695	(76,184)	198
Cash value of life insurance	(161,530)	(190,996)	(62,864)
Change in fair value of interest rate swap	(740,832)	113,648	—
Environmental reserves	(14,000)	—	(296,456)
Issuance of treasury stock for director fees	127,989	99,995	78,704
Employee stock option and grant compensation	331,362	337,750	276,553
Changes in operating assets and liabilities:
Accounts receivable	(2,057,069)	246,899	(7,402,098)
Inventories	(5,630,450)	(1,906,355)	(8,110,000)
Other assets and liabilities, net	(315,099)	(1,668,773)	(973,550)
Accounts payable	1,540,605	(4,151,832)	2,369,076
Accrued expenses	(2,171,957)	1,195,374	1,806,371
Accrued income taxes	(722,208)	(643,636)	(313,626)
Net cash (used in) provided by operating activities	(5,541,798)	1,634,863	(3,857,780)
Investing activities
Purchases of property, plant and equipment	(5,766,091)	(4,739,728)	(3,185,129)
Proceeds from sale of property, plant and equipment	141,646	153,850	31,490
Acquisition of Palmer of Texas	—	(27,895,209)	—
Cash received from Palmer of Texas acquisition	—	1,389,054	—
Acquisition of Color Resources, LLC	(4,527,762)	—	—
Proceeds from life insurance settlement	703,331	734,206	—
Net cash used in investing activities	(9,448,876)	(30,357,827)	(3,153,639)
Financing activities
Net (payments on) borrowings from line of credit	(18,060,894)	9,410,463	8,431,156
Borrowings from long-term debt	4,033,250	22,500,000	—
Payments on long-term debt	(2,401,103)	(759,962)	—
Proceeds from notes receivable	—	20,000	—
Proceeds from sale of common stock	34,232,625	—	—
Proceeds from exercised stock options	138,026	123,888	161,903
Dividends paid	(2,259,728)	(1,596,302)	(1,580,404)
Net cash provided by financing activities	15,682,176	29,698,087	7,012,655
Increase in cash and cash equivalents	691,502	975,123	1,236
Cash and cash equivalents at beginning of year	1,085,261	110,138	108,902
Cash and cash equivalents at end of year	$1,776,763	$1,085,261	$110,138

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
The Company's business is divided into two segments, the Metals Segment and the Specialty Chemicals Segment. The Metals Segment operates as BRISMET, BristolFab, Ram-Fab and Palmer. BRISMET manufactures pipe, BristolFab fabricates piping systems from stainless and carbon steel and other alloys, Ram-Fab fabricates piping systems from chrome, stainless and carbon steel and other alloys, and Palmer manufactures liquid storage solutions and separation equipment. The Specialty Chemicals Segment operates as Manufacturers Chemicals and CRI Tolling and produces specialty chemicals.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. The Metals Segment is comprised of three wholly-owned subsidiaries: Synalloy Metals, Inc. which owns 100 percent of Bristol Metals, LLC, located in Bristol, Tennessee; Ram-Fab, LLC, located in Crossett, Arkansas and Palmer of Texas Tanks, Inc, located in Andrews, Texas. The Specialty Chemicals Segment consists of two wholly-owned subsidiaries: Manufacturers Soap and Chemical Company which owns 100 percent of Manufacturers Chemicals, LLC, located in Cleveland, Tennessee and Dalton, Georgia and CRI Tolling, LLC, located in Fountain Inn, South Carolina. All significant intercompany transactions have been eliminated.
Accounting Period
The Company's fiscal year is the 52 or 53 week period ending the Saturday nearest to December 31. Fiscal year 2013 ended on December 28, 2013, fiscal year 2012 ended on December 29, 2012 and fiscal year 2011 ended on December 31, 2011, each year having 52 weeks.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash balances at financial institutions with strong credit ratings.
Accounts Receivable
Accounts receivable from the sale of products are recorded at net realizable value and the Company generally grants credit to customers on an unsecured basis. Substantially all of the Company's accounts receivables are due from companies located throughout the United States. The Company provides an allowance for doubtful collections and for disputed claims and quality issues. The allowance is based upon a review of outstanding receivables, historical collection information and existing economic conditions. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables are generally due within 30 to 60 days. Delinquent receivables are written off based on individual credit evaluations and specific circumstances of the customer.
Included in the stock purchase agreement (the "SPA") of Palmer, the sellers guaranteed the collectability of the acquired accounts receivable. Per the SPA, at 120 days after the acquisition date, an allowance for doubtful accounts was established for all open, pre-acquisition receivables of $821,000, with an offsetting increase in the amount due from the sellers during the year ended December 29, 2012. Subsequent collections on these accounts by the Company will be reimbursed to the sellers.
Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and current market conditions. Based upon historical results, the Company also maintains an inventory reserve to provide for the amount of estimated inventory quantity loss since the last physical inventory. As of December 28, 2013 and December 29, 2012, inventories have been reduced by $2,217,000 and $2,383,000, respectively, for obsolescence, market and physical inventory reserves.
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
Goodwill, Intangible Assets and Deferred Charges
Goodwill, arising from the excess of purchase price over fair value of net assets of businesses acquired, is not amortized but is reviewed annually in the fourth quarter for impairment. Intangible assets represents the fair value of intellectual, non-physical assets resulting from a business acquisition. Deferred charges represent other intangible assets such as debt service costs. Intangible assets are amortized over their estimated useful lives using an accelerated method. Deferred charges are amortized over their estimated useful lives using the straight-line method. Deferred charges are amortized over a period ranging from 3 to 10 years and intangible assets are amortized over a period of 15 years. Deferred charges and intangible assets totaled $9,407,000 and $9,353,000 at December 28, 2013 and December 29, 2012, respectively. Accumulated amortization of deferred charges and intangible assets as of December 28, 2013 and December 29, 2012 totaled $2,203,000 and $605,000, respectively. Estimated amortization expense for the next five fiscal years based on existing deferred charges and intangible assets is: 2014 - $1,362,000, 2015 - $1,168,000, 2016 - $999,000; 2017 - $870,000; 2018 - $706,000; and thereafter - $2,099,000. The Company recorded amortization expense of $1,598,000, $568,000 and $27,000 for 2013, 2012 and 2011, respectively.
Revenue Recognition
Revenue from product sales is recognized at the time ownership of goods transfers to the customer and the earnings process is complete, which is typically on the date the inventory is shipped to the customer.
Shipping Costs
Shipping costs of approximately $4,871,000, $3,445,000 and $3,088,000 in 2013, 2012 and 2011, respectively, are recorded in cost of goods sold.
Research and Development Expenses
The Company incurred research and development expense of approximately $558,000, $612,000 and $352,000 in 2013, 2012 and 2011, respectively.
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

Estimates of fair value using levels 2 and 3 may require judgments as to the timing and amount of cash flows, discount rates, and other factors requiring significant judgment, and the outcomes may vary widely depending on the selection of these assumptions. The Company's most significant fair value estimates in 2013 and 2012 related to purchase accounting adjustments in the CRI and Palmer acquisitions, including the measurement of the contingent consideration, estimating the fair value of the reporting units in testing goodwill for impairment, estimating the fair value of the interest rate swaps, and providing disclosures of the fair values of financial instruments.
As of December 28, 2013 and December 29, 2012, the carrying amount for cash and cash equivalents, accounts receivable, accounts payable and borrowings under the Company's line of credit and term loan, which are based on variable interest rates, approximates their fair value.
The Company does not currently have any Level 1 financial assets or liabilities.  The Company has three Level 2 financial assets and liabilities. Cash value of life insurance had a fair value of $2,007,000 and $2,549,000 at December 28, 2013 and December 29, 2012, respectively. The fair value of the life insurance policies was determined by the underwriting insurance company's valuation models and represents the guaranteed value the Company would receive upon surrender of these policies. Changes in the policies' fair value were recorded in non-current assets with corresponding offsetting entries to selling, general and administrative expense. Also, the fair value of the Palmer swap was an asset of $301,000 and a liability of $450,000 at December 28, 2013 and December 29, 2012, respectively. The fair value of the CRI swap was a liability of $80,000 at December 28, 2013. The interest rate swaps were priced using discounted cash flow techniques which are corroborated by using non-binding market prices. Changes in the swaps' fair value were recorded in current assets or liabilities, as appropriate, with corresponding offsetting entries to other income (expense). Significant inputs to the discounted cash flow model include projected future cash flows based on projected one-month LIBOR and the average margin for companies with similar credit ratings and similar maturities. These are classified as Level 2 as they are not actively traded and are valued using pricing models that use observable market inputs.
The contingent consideration payments, discussed in Note 16, are classified as Level 3. The amount of the total earn-out liability to the prior owners was determined using management's best estimate of Palmer's earnings before interest, taxes, depreciation and amortization ("EBITDA") for the three-year earn-out period which will determine the amount of the ultimate payment to be made. Factors such as volume increases, selling price increases and inflation were used to develop a base projection. The Company believes additional costs will be required to improve employee turnover, safety, internal controls, etc. These estimated costs were deducted in order to determine projected EBITDA. The Company's current cost of borrowing was used to determine the present value of these expected payments. Each quarter-end, the Company re-evaluates their assumptions and adjustments to the estimated present value of the expected payments to be made, if required.
The following table presents a summary of changes in fair value of the Company's Level 3 liabilities measured on a recurring basis for 2013 and 2012:

Level 3 Inputs
Balance at December 31, 2011	$—
Present value contingent consideration liability associated with the Palmer acquisition	8,152,031
Interest expense charged during the year	56,800
Change in fair value of contingent consideration liability	—
Balance at December 29, 2012	8,208,831
Interest expense charged during the year	153,200
Change in fair value of contingent consideration liability	—
Payment to Palmer sellers	(2,500,000)
Balance at December 28, 2013	$5,862,031
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 in the years ended December 28, 2013 or December 29, 2012. There have also been no changes in the fair value methodologies used by the Company.
Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions, primarily for testing goodwill for impairment, determining proper period-end balances for certain employee benefit accruals, estimating fair value of identifiable assets acquired and liabilities assumed as a result of business acquisitions and for establishing reserves on accounts receivable, inventories and environmental issues, that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
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
Subsequent Events
Management has evaluated subsequent events through the date of filing this Form 10-K.

Note 2 Property, Plant and Equipment
Property, plant and equipment consist of the following:

	2013	2012
Land	$912,213	$732,213
Land improvements	713,545	707,286
Buildings	21,082,454	16,225,324
Machinery, fixtures and equipment	52,381,064	47,588,233
Construction-in-progress	5,023,108	3,748,831
	80,112,384	69,001,887
Less accumulated depreciation	44,229,008	40,966,957
Property, plant and equipment, net	$35,883,376	$28,034,930

The Company recorded depreciation expense of $3,516,000, $2,832,000, and $2,632,000 for 2013, 2012 and 2011, respectively.

Note 3 Long-term Debt

	2013	2012
$ 25,000,000 Revolving line of credit, due August 21, 2015	$—	$18,060,894
$ 22,500,000 Term loan, due August 21, 2022	19,500,000	21,750,000
$4,033,250 Mortgage, due August 19, 2023	3,938,616	—
Vehicle loan	—	56,469
	23,438,616	39,867,363
Less current portion	2,533,908	2,274,054
Long-term debt, less current portion	$20,904,708	$37,593,309
On June 30, 2010, the Company entered into a Credit Agreement with a regional bank to provide a $20,000,000 line of credit that was to expire on June 30, 2013. This agreement was amended by the bank on August 19, 2011 to extend the maturity date of the Credit Agreement by one additional year to June 30, 2014. In connection with the Palmer acquisition discussed in Note 16, on August 21, 2012, the Company modified the Credit Agreement to increase the limit of the credit facility by $5,000,000 to a maximum of $25,000,000, and extended the maturity date to August 21, 2015. On October 22, 2012, the Company modified this agreement to increase the limit by an additional $5,000,000 to a maximum of $30,000,000. This increase was in effect for one year and the maximum line of credit reverted back to $25,000,000 on October 22, 2013. None of the other provisions of the Credit Agreement were changed as a result of this modification. Interest on the Credit Agreement is calculated using the One Month

LIBOR (as defined in the Credit Agreement), plus a pre-defined spread, based on the Company's Total Funded Debt to EBITDA ratio (as defined in the Credit Agreement). Borrowings under the line of credit are limited to an amount equal to a borrowing base calculation that includes eligible accounts receivable, inventories and other non-capital assets.
The Credit Agreement modification on August 21, 2012 also provided for a ten-year term loan in the amount of $22,500,000 that requires equal monthly payments of $187,500 plus interest. In conjunction with the new term loan, to mitigate the variability of the interest rate risk, the Company entered into an interest rate swap contract (the "Palmer swap") on August 21, 2012 with its current bank. The Palmer swap was for an initial notional amount of $22,500,000 with a fixed interest rate of 3.74 percent, and a term of ten years, expiring on August 21, 2022, which is consistent with the maturity of the term loan. The notional amount of the interest rate swap decreases as monthly principal payments are made.
In connection with acquisition of CRI, discussed in Note 16, on August 9, 2013 the Company amended its Credit Agreement for a new ten-year term loan in the amount of $4,033,250, with monthly principal payments customized to account for the 20 year amortization of the real estate assets combined with a 5-year amortization of the equipment assets purchased. In conjunction with the new term loan, to mitigate the variability of interest rate risk, the Company entered into an interest rate swap contract (the "CRI swap") on September 3, 2013. The CRI swap was for an initial notional amount of $4,033,250 with a fixed interest rate of 4.83 percent and runs for ten years to August 19, 2023, which equates to the due date of the term loan. The notional amount of the interest rate swap decreases as monthly principal payments are made.
Although both swap agreements are expected to effectively offset variable interest in the borrowings, hedge accounting will not be utilized. Therefore, changes in their fair value are being recorded in current assets or liabilities, as appropriate, with corresponding offsetting entries to other income (expense). The Company recorded a $301,000 asset and a $450,000 liability for the fair value of the Palmer swap as of December 28, 2013 and December 29, 2012, respectively. During 2012, a portion of the initial change in fair value on the Palmer swap was deemed to be attributable to a cost of underwriting the term loan obtained for the Palmer acquisition, therefore $337,000 of the total change in fair value was classified as an acquisition cost, and the remainder as other income (expense). As of December 28, 2013, the Company recorded an $80,000 liability for the fair value of the CRI swap. During 2013, a portion of the initial change in fair value on the CRI swap was deemed to be attributable to a cost of underwriting the term loan obtained for the CRI Tolling acquisition; therefore $70,000 of the total change in fair value was classified as an acquisition cost, and the remainder as other income (expense). In future periods, the change in fair value will be charged or credited to other income or expense.
Pursuant to the Credit Agreement, the Company was required to pledge all of its tangible and intangible properties, including the acquired assets of Palmer and CRI. Covenants under the Credit Agreement include maintaining a certain Total Funded Debt to EBITDA ratio (as defined in the Credit Agreement), a minimum tangible net worth, and total liabilities to tangible net worth ratio. The Company will also be limited to a maximum amount of capital expenditures per year, which is in line with the Company's currently projected needs. At December 28, 2013, the Company was in compliance with all debt covenants.
The line of credit interest rates were 2.16 percent, 2.21 percent, and 1.78 percent at December 28, 2013, December 29, 2012, and December 31, 2011, respectively. Additionally, the Company is required to pay a fee equal to 0.125 percent on the average daily unused amount of the line of credit on a quarterly basis. No amounts were borrowed on the line of credit as of December 28, 2013 resulting in $25,000,000 available for borrowing under the line of credit at December 28, 2013. Average line of credit borrowings outstanding during fiscal 2013, 2012 and 2011 were $19,860,000, $11,045,000 and $5,663,000 with weighted average interest rates of 1.74 percent, 1.82 percent and 1.73 percent, respectively. The average borrowings for 2013 was determined based on the period the Company had an outstanding balance on the line of credit, which was completely paid in October 2013.
The Company also had one vehicle loan with a bank that was acquired with the acquisition of Palmer (Note 16) and was paid in full during 2013. Monthly installments of $2,039 including principal and interest were due on the loan, expiring April 16, 2015. The interest rate on the vehicle loan was fixed at 0.90 percent. The vehicle loan was secured by the vehicle.
Scheduled maturities of total long-term debt obligations are as follows: 2014 - $2,534,000; 2015 - $2,534,000; 2016 - $2,534,000; 2017 - $2,534,000; 2018 - $2,497,000; and thereafter - $10,806,000.
The Company made interest payments on all credit facilities of $1,202,000 in 2013, $492,000 in 2012 and $114,000 in 2011.

Note 4 Accrued Expenses
Accrued expenses consist of the following:

	2013	2012
Salaries, wages and commissions	$1,265,178	$3,275,685
Current portion of contingent consideration	2,500,000	2,500,000
Advances from customers	1,826,510	2,015,246
Insurance	1,229,440	1,008,434
Taxes, other than income taxes	836,640	1,600,762
Benefit plans	530,603	260,810
Interest	31,015	482,503
Professional fees	302,304	259,933
Interest rate swap liability	80,498	450,248
Current portion of deferred compensation	51,000	71,000
Other accrued items	858,340	158,878
Total accrued expenses	$9,511,528	$12,083,499

Note 5 Environmental Compliance Costs
At December 28, 2013 and December 29, 2012, the Company had accrued $626,000 and $640,000, respectively, for remediation costs which, in management's best estimate, is sufficient to satisfy anticipated costs of known remediation requirements as outlined below. Expenditures related to costs currently accrued are not discounted to their present values and are expected to be made over the next three to four years. As a result of the evolving nature of the environmental regulations, the difficulty in estimating the extent and remedy of environmental contamination, and the availability and application of technology, the estimated costs for future environmental compliance and remediation are subject to uncertainties and it is not possible to predict the amount or timing of future costs of environmental matters which may subsequently be determined.
Prior to 1987, the Company utilized certain products at its chemical facilities that are currently classified as hazardous materials. Testing of the groundwater in the areas of the former wastewater treatment impoundments at these facilities disclosed the presence of certain contaminants. In addition, several solid waste management units ("SWMUs") at the plant sites have been identified. In 1998, the Company completed a Resource Conservation and Recovery Act ("RCRA") Facility Investigation at its Spartanburg, SC plant site, and based on the results, completed a Corrective Measures Study in 2000. A Corrective Measures Plan specifying remediation procedures to be performed was submitted in 2000 and the Company received regulatory approval. In prior years, remediation projects were completed to clean up all 14 SWMUs on the Spartanburg plant site at a cost of approximately $968,000. On October 2, 2009, the Company entered into an Asset Purchase Agreement and sold the Spartanburg facilities. As part of the Agreement, the purchaser agreed to assume any and all future unidentified environmental liabilities at the site and pay all future annual monitoring and reporting costs required by the RCRA permit covering the site. The Company has completed all of the RCRA-Permit required cleanup projects.
At the former Augusta, GA plant site, the Company submitted a Baseline Risk Assessment and Corrective Measures Plan for regulatory approval. A Closure and Post-Closure Care Plan was submitted and approved in 2001 for the closure of the surface impoundment (former regulated unit). The Company completed and certified closure of the surface impoundment during 2002. During 2005, the Company completed a preliminary analysis of remedial alternatives to eliminate direct contact with surface soils based on the Baseline Risk Assessment. In 2011, the Company identified a concentration of soil contamination. With the approval of the Georgia Department of Natural Resources, Environmental Protection Division ("EPD"), the affected soil was removed and the section of the property was backfilled with clean fill material plus selected chemicals to clean any impurities left behind. Based upon the soil remediation performed, the Company filed a Site-Wide Corrective Action Plan with the EPD in December 2011 to terminate the RCRA Permit. The Company has accrued $551,000 and $565,000 at December 28, 2013 and December 29, 2012, respectively, for estimated future remedial and cleanup costs. As part of the Asset Purchase Agreement for the Spartanburg facility, the purchaser also agreed to pay for all future annual monitoring and reporting costs at the Augusta facility required by the EPD.
The Company has identified and evaluated two SWMUs at its plant in Bristol, Tennessee that revealed residual groundwater contamination. An Interim Corrective Measures Plan to address the final area of contamination identified was submitted for regulatory approval and was approved in March 2005. The Company had $75,000 accrued at December 28, 2013 and December 29, 2012, to provide for estimated future remedial and cleanup costs.

The Company has been designated, along with others, as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act, or comparable state statutes, at two waste disposal sites. Notifications for these two sites were received by the Company in November 2007 and February 2008. The site represented by the November 2007 notification was settled during the current year. The Company was not named in the final settlement and was not required to make any payments. It is impossible to determine the ultimate costs related to the remaining site due to several factors such as the unknown possible magnitude of possible contamination, the unknown timing and extent of the corrective actions which may be required, and the determination of the Company's liability in proportion to the other parties. At the present time, the Company does not have sufficient information to form an opinion as to whether it has any liability, or the amount of such liability, if any. However, it is reasonably possible that some liability exists.
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

Note 6 Deferred Compensation
The Company has deferred compensation agreements with certain former officers providing for payments for the longer of ten years or life from age 65. The present value of such vested future payments, $271,000 at December 28, 2013 and $335,000 at December 29, 2012, has been accrued.

Note 7 Stock Options, Stock Grants and New Stock Issues
A summary of activity in the Company's stock option plans is as follows:

	Weighted Average Exercise Price	Options Outstanding	Weighted Average Contractual Term (in years)	Intrinsic Value of Options	Options Available
At January 1, 2011	$9.13	44,000	3.6	$131,670	—
2011 option plan					350,000
Granted January 24, 2011	$11.55	100,000			(100,000)
Exercised	$9.15	(19,200)
Canceled / Expired	$9.96	(4,000)			—
At December 31, 2011	$11.28	120,800	8.0	$6,448	250,000
Granted February 9, 2012	$11.35	36,740			(36,740)
Granted August 21, 2012	$12.73	75,000			(75,000)
Exercised	$10.50	(11,800)
Canceled / Expired	$—	—			—
At December 29, 2012	$11.82	220,740	8.4	$367,937	138,260
Granted February 7, 2013	$13.70	40,594			(40,594)
Exercised	$10.69	(15,247)
Canceled / Expired	$12.70	(83,351)			83,351
At December 28, 2013	$11.95	162,736	7.5	582,894	181,017
Exercisable options	$11.26	40,591	6.8	$173,518

Options expected to vest:				Grant Date Fair Value
At December 31, 2011	$11.55	100,000	9.1	$7.93
Granted February 9, 2012	$11.35	36,740		$5.03
Granted August 21, 2012	$12.73	75,000		$5.44
Vested	$11.55	(20,000)
At December 29, 2012	$11.97	191,740	8.9	$6.40
Granted February 7, 2013	$13.70	40,594		$6.30
Vested	$11.49	(27,347)
Forfeited unvested options	$12.71	(82,842)
At December 28, 2013	$12.18	122,145	7.8	$7.19
The following table summarizes information about stock options outstanding at December 28, 2013:

Range of Exercise Prices	Outstanding Stock Options			Exercisable Stock Options
	Shares	Weighted Average		Shares	Weighted Average Exercise Price
		Exercise Price	Remaining Contractual Life in Years
$9.96	5,000	$9.96	1.09	5,000	$9.96
$11.55	91,000	$11.55	7.07	16,000	$11.55
$11.35	30,037	$11.35	8.12	19,591	$11.35
$13.70	36,699	$13.70	9.11	—
	162,736			40,591

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
On February 7, 2013, the Company granted options to purchase 40,594 shares of its common stock at an exercise price of $13.70 per share to participants in the 2011 Plan. The stock options will vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant. In order for the options to vest, the employee must be in the continuous employment of the Company since the date of the grant. Any portion of the grant that has not vested will be forfeited upon termination of employment. The Company may terminate any portion of the grant that has not vested upon an employee's failure to comply with all conditions of the award or the 2011 Plan. Shares representing grants that have not yet vested will be held in escrow by the Company. An employee will not be entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable. The per share weighted-average fair value of this stock option grant was $6.30. The Black-Scholes model for this grant was based on a risk-free interest rate of 2.00 percent, an expected life of seven years, an expected volatility of 0.53 and a dividend yield of 1.80 percent.
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
The 2011 Plan and the 1998 Plan are incentive stock option plans, therefore there are no income tax consequences to the Company when an option is granted or exercised. In 2013, 2012 and 2011, options for 15,247, 11,800 and 19,200 shares were exercised by employees and directors for an aggregate exercise price of $163,000, $124,000 and $176,000, respectively. The proceeds were generated from cash received of $138,000 and repurchase of 1,752 shares from employees and directors totaling $25,000 in 2013, from cash received of $124,000 in 2012 and from cash received of $162,000 and from the repurchase of 1,045 shares from employees and directors totaling $14,000 in 2011. At the 2013, 2012 and 2011 respective year ends, options to purchase 40,591, 29,000 and 20,800 shares with weighted average exercise prices of $11.26, $10.84 and $9.96, respectively, were fully exercisable. Compensation cost charged against income before taxes for the options was approximately $249,000 for 2013, $228,000 for 2012 and $111,000 for 2011. As of December 28, 2013, there was $668,000 of unrecognized compensation cost related to unvested stock options granted under the Company's stock option plans. The weighted average period over which the stock option compensation cost is expected to be recognized is 2.68 years.

The Company has a stock awards plan in effect at December 28, 2013. A summary of plan activity for 2011, 2012 and 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	48,340	$10.47
Granted January 24, 2011	13,420	$11.55
Granted February 9, 2011	13,300	$13.34
Vested	(12,290)	$12.81
Forfeited	(19,198)	$9.62
Outstanding at December 31, 2011	43,572	$11.39
Vested	(11,099)	$12.60
Forfeited	—
Outstanding at December 29, 2012	32,473	$10.98
Vested	(8,161)	$11.06
Forfeited	(5,060)	$10.20
Outstanding at December 28, 2013	19,252	$11.15
The Compensation & Long-Term Incentive Committee of the Board of Directors of the Company approves stock grants under the Company's 2005 Stock Awards Plan to certain management employees of the Company. The stock awards vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant from shares held in treasury with the Company. In order for the awards to vest, the employee must be in the continuous employment of the Company since the date of the award. Any portion of an award that has not vested is forfeited upon termination of employment. The Company may terminate any portion of the award that has not vested upon an employee's failure to comply with all conditions of the award or the 2005 Stock Awards Plan. An employee is not entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable. There were no grants issued in 2013. Compensation expense on the grants issued is being charged against earnings equally before forfeitures, if any, over a period of 60 months from the dates of the grants, with the offset recorded in Shareholders' Equity. Compensation cost charged against income for the awards was approximately $82,000, $52,000 net of income taxes, or $0.01 per share for 2013, $110,000, $70,000 net of income taxes, or $0.01 per share for 2012 and $165,000, $105,000 net of income taxes, or $0.02 per share, for 2011. As of December 28, 2013, there was $143,000 of total unrecognized compensation cost related to unvested stock grants under the 2005 Stock Awards Plan. The weighted average period over which the stock grant compensation cost is expected to be recognized is 1.96 years.
On April 27, 2012, the Company issued to each of its non-employee directors 1,598 shares of its common stock from shares held in treasury with the Company (an aggregate of 7,990 shares) and 7,238 shares shares in 2011. Such shares were issued to the directors in lieu of $20,000 of their annual cash retainer fees for 2012 and $15,000 of their annual cash retainer fees for 2011. During 2011, two non-employee directors resigned/retired from the Board of Directors resulting in the forfeiture of 1,248 shares.
On April 25, 2013, the Company permitted each non-employee director to elect up to 100% of their annual retainer in restricted stock. The number of restricted shares issued is determined by the average of the high and low common stock price on the day prior to the Annual Meeting of Shareholders or the date prior to the appointment to the Board. In 2013, non-employee directors received an aggregate of 9,411 shares of restricted stock in lieu of total retainer fees of $128,000. The shares granted to the directors are not registered under the Securities Act of 1933 and are subject to forfeiture in whole or in part upon the occurrence of certain events.
On September 30, 2013, the Company closed on an underwritten public offering of 2,000,000 shares of its common stock at a price of $15.75 per share. The underwriters also exercised their option to purchase and close upon an additional 300,000 shares of common stock at a price of $15.75 per share. The Company received net proceeds, after underwriting discounts and estimated expenses, of approximately $34,233,000. The Company intends to use the net proceeds from the offering to invest approximately $3,500,000 in new equipment for the CRI Tolling facility. The Company used $18,061,000 of the stock sale proceeds to pay off the outstanding balance on the line of credit.

Note 8 Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows at the respective year ends:

(Amounts in thousands)	2013	2012
Deferred tax assets:
Inventory valuation reserves	$794	$853
Allowance for doubtful accounts	100	162
Inventory capitalization	3,089	2,239
Environmental reserves	224	229
Interest rate swap	128	116
Back charge accrual	203	72
Deferred compensation	97	120
State net operating loss carryforwards	142	66
Other	253	278
Total deferred tax assets	5,030	4,135
Deferred tax liabilities:
Tax over book depreciation and amortization	8,021	8,046
Prepaid expenses	749	663
Other	57	90
Total deferred tax liabilities	8,827	8,799
Net deferred tax liabilities	$(3,797)	$(4,664)

Significant components of the provision for income taxes are as follows:

(Amounts in thousands)	2013	2012	2011
Current:
Federal	$1,689	$1,771	$2,670
State	176	281	162
Total current	1,865	2,052	2,832
Deferred:
Federal	(1,321)	114	108
State	(146)	(60)	13
Total deferred	(1,467)	54	121
Total	$398	$2,106	$2,953

The reconciliation of income tax computed at the U. S. federal statutory tax rates to income tax expense is:

	2013		2012		2011
(Amounts in thousands)	Amount	%	Amount	%	Amount	%
Tax at U.S. statutory rates	$734	34.0%	$2,156	34.0%	$2,975	34.0%
State income taxes, net of federal tax benefit	(23)	(1.1)%	118	1.9%	133	1.5%
Bargain gain on CRI acquisition	(366)	(17.0)%	—	—%	—	—%
Manufacturing exemption	(138)	(6.4)%	(180)	(2.8)%	(162)	(1.9)%
Stock issuance costs	101	4.7%	—	—%	—	—%
Stock option compensation	85	3.9%	38	0.6%	38	0.4%
Other, net	5	0.3%	(26)	(0.5)%	(31)	(0.3)%
Total	$398	18.4%	$2,106	33.2%	$2,953	33.7%

Income tax payments of approximately $2,393,000, $2,112,000 and $3,143,000 were made in 2013, 2012 and 2011, respectively. The Company had state net operating loss carryforwards of approximately $45,503,000 at December 28, 2013, which will expire between the years 2017 to 2032, and $43,143,000 at December 29, 2012. Since the likelihood of recognizing the tax effect of these carryforwards is remote, they have not been recognized in the consolidated financial statements.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal or state income tax examinations for years before 2009. The Company's federal income tax return for 2007 was examined by the Internal Revenue Service in 2009 and federal income tax and interest liabilities resulting from this examination were not material. The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in the provision for income taxes. The Company had no accruals for uncertain tax positions including interest and penalties at the end of 2013 or 2012.

Note 9 Benefit Plans and Collective Bargaining Agreements
The Company has a 401(k) Employee Stock Ownership Plan (the "401(k)/ESOP Plan") covering all non-union employees. Employees may contribute to the 401(k)/ESOP Plan up to 100 percent of their salary with a maximum of $17,500 for 2013. Under the Economic Growth and Tax Relief Reconciliation Act, employees who are age 50 or older may contribute an additional $5,500 per year for a maximum of $23,000 for 2013. Contributions by the employees are invested in one or more funds at the direction of the employee; however, employee contributions cannot be invested in Company stock. Contributions by the Company are made in cash and then used by the 401(k)/ESOP Plan Trustee to purchase Company stock. The Company contributes on behalf of each eligible participant a matching contribution equal to a percentage which is determined each year by the Board of Directors. For 2013, 2012 and 2011 the maximum was four percent. The matching contribution is allocated after each payroll. Matching contributions of approximately $550,000, $390,000 and $345,000 were made for 2013, 2012 and 2011, respectively. The Company may also make a discretionary contribution, which if made, would be distributed to all eligible participants regardless of whether they contribute to the 401(k)/ESOP Plan. No discretionary contributions were made to the 401(k)/ESOP Plan in 2013, 2012 or 2011. The Company also contributes to union-sponsored defined contribution retirement plans. Contributions relating to these plans were approximately $882,000, $739,000 and $688,000 for 2013, 2012 and 2011, respectively.
The Company has three collective bargaining agreements at its Bristol, Tennessee facility. The number of employees of the Company represented by these unions is 249, or 37 percent of the Company's total employees. They are represented by two locals affiliated with the AFL-CIO and one local affiliated with the Teamsters. The Company considers relationships with its union employees to be satisfactory. Collective bargaining contracts will expire in January 2015 and March 2015. The Company is currently in negotiations with the union regarding the collective bargaining contract that expired February 2014.

Note 10 Leases
The Company leases a warehouse facility in Dalton, Georgia, property for a manufacturing facility in Orange, Texas, office space in Spartanburg, South Carolina and Glen Allen, Virginia and various manufacturing and office equipment at each of its locations, all under operating leases. The amount of future minimum lease payments under the operating leases are as follows: 2014 - $370,000; 2015 - $229,000; 2016 - $120,000; 2017 - $60,000; and 2018 - $6,000. Rent expense related to operating leases was $1,043,000, $470,000 and $140,000 in 2013, 2012 and 2011, respectively. The Company does not have any leases that are classified as capital leases for any of the periods presented in the consolidated financial statements.

Note 11 Commitments and Contingencies
The Company is from time-to-time subject to various claims, other possible legal actions for product liability and other damages, and other matters arising out of the normal conduct of the Company's business. The Metals Segment recorded claim expense of $512,000, $330,000 and $100,000 for 2013, 2012 and 2011, respectively, for specific customers' product claims.
In November 2012, after almost twelve months of collection efforts, the Specialty Chemicals Segment filed suit against a former customer for past due invoices totaling $134,000. That former customer, in turn, filed a variety of counterclaims against the Specialty Chemicals Segment and alleged $3,000,000 in damages. The Company settled this case during 2013 with no cash outlay.
In November 2013, a Metals Segment customer filed suit against Bristol Metals, LLC in Louisiana state court alleging damages from breach of warranty, among other claims. The plaintiff’s claim for damages does not state a dollar amount. The Company filed a counterclaim against the customer for $135,000 of past due invoices and successfully removed the case to the United States District Court for the Middle District of Louisiana, where the case is currently pending.
In January 2014, a Metals Segment customer filed suit against Palmer and another unrelated defendant in Texas state court alleging breach of warranty, among other claims. The plaintiff’s claim for damages does not state a dollar amount. Palmer has yet to be served with the lawsuit while the parties discuss settlement. This matter arises out of products manufactured and sold by Palmer prior to the Company’s acquisition of Palmer. As such, the sellers of Palmer are contractually bound in the SPA to indemnify the Company for any and all costs, including attorneys’ fees, which may arise out of this matter.
Other than the environmental contingencies discussed in Note 5 and the matters discussed in this Note 11, management is not currently aware of any other asserted or unasserted matters which could have a significant effect on the financial condition or results of operations of the Company.

Note 12 Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	2013	2012	2011
Numerator:
Net income	$1,760,564	$4,234,912	$5,797,160
Denominator:
Denominator for basic earnings per share - weighted average shares	6,941,794	6,341,856	6,313,418
Effect of dilutive securities:
Employee stock options and stock grants	5,610	52,488	48,670
Denominator for diluted earnings per share - weighted average shares	6,947,404	6,394,344	6,362,088

Earnings per share:
Basic	$0.25	$0.67	$0.92
Diluted	$0.25	$0.66	$0.91
The diluted earnings per share calculations exclude the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. The Company had weighted average shares of common stock of 161,084 in 2013, 231,200 in 2012 and 139,484 in 2011, which were not included in the diluted earnings per share calculation as their effect was anti-dilutive.

Note 13 Industry Segments
The Company operates in two principal industry segments: metals and specialty chemicals. The Company identifies such segments based on products and services. The Metals Segment consists of Synalloy Metals, Inc. a wholly-owned subsidiary which owns 100 percent of Bristol Metals, LLC, Ram-Fab, LLC and Palmer of Texas Tanks, Inc., both wholly-owned subsidiaries of the Company. The Metals Segment manufactures pipe from stainless steel and other alloys, fabricates piping systems from carbon, chrome, stainless steel and other alloys, and produces fiberglass and steel storage tanks. The Metal Segment's products, many of which are custom-produced to individual orders and required for corrosive and high-purity processes, are used principally by the chemical, petrochemical, pulp and paper, mining, power generation (including nuclear), water and wastewater treatment, liquid natural gas, brewery, food processing, petroleum, pharmaceutical and other industries. Products include pipe, piping systems, storage tanks and a variety of other components. The Specialty Chemicals Segment consists of Manufacturers Soap and Chemical Company, a wholly owned subsidiary of the Company which owns 100 percent of Manufacturers Chemicals, LLC and CRI Tolling, LLC, a wholly owned subsidiary of the Company. The Specialty Chemicals Segment manufactures a wide variety of specialty chemicals and dyes for the carpet, chemical, paper, metals, mining, agricultural, fiber, paint, textile, automotive, petroleum, cosmetics, mattress, furniture, janitorial and other industries.
Segment operating income is the segment's total revenue less operating expenses, excluding interest expense and income taxes. Identifiable assets, all of which are located in the United States, are those assets used in operations by each segment. The Metals Segment's identifiable assets include goodwill of $16,898,000 in 2013 and 2012, and the Specialty Chemicals Segment's identifiable assets include goodwill of $1,355,000 in 2013 and 2012. Centralized data processing and accounting expenses are allocated to the two segments based upon estimates of their percentage of usage. Unallocated corporate expenses include environmental charges of $17,000, $46,000 and $8,000 for 2013, 2012 and 2011 respectively. Corporate assets consist principally of cash, certain investments, and equipment.
The Metals Segment has one domestic customer that accounted for approximately eleven percent of the Metals Segment's revenues in 2013. These revenues were for the Bechtel project which will not recur in the future. The Company believes that it will be able to grow base stainless steel pipe sales to completely offset the loss of these revenues in 2014. A different customer accounted for ten percent of the Metals Segment's revenues in 2011. There were no customers representing more than ten percent of the Metals Segment's revenues for 2012. The Specialty Chemicals Segment has one domestic customer that accounted for approximately 40 percent of revenues for 2013, 28 percent of revenues for 2012, and 24 percent of revenues in 2011. However, this customer is a large global company, and the purchases by this customer are derived from several different business units that operate autonomously from each other. Even so, loss of this customer's revenues would have a material adverse effect on the Specialty Chemicals Segment and the Company.
In order to establish stronger business relationships, the Metals Segment uses only a few raw material suppliers. Seven suppliers furnish about 71 percent of total dollar purchases of raw materials, with one supplier furnishing 24 percent. However, the Company does not believe that the loss of this supplier would have a materially adverse effect on the Company as raw materials are readily available from a number of different sources, and the Company anticipates no difficulties in fulfilling its requirements. For the Specialty Chemicals Segment, most raw materials are generally available from numerous independent suppliers and about 50 percent of total purchases are from its top seven suppliers. While some raw material needs are met by a sole supplier or only a few suppliers, the Company anticipates no difficulties in fulfilling its raw material requirements.

Segment Information:

(Amounts in thousands)	2013	2012	2011
Net sales
Metals Segment	$164,232	$146,285	$127,727
Specialty Chemicals Segment	56,518	51,374	42,848
	$220,750	$197,659	$170,575
Operating (loss) income
Metals Segment	$(732)	$6,138	$9,253
Specialty Chemicals Segment	5,743	4,843	2,221
	5,011	10,981	11,474
Less unallocated corporate expenses	3,197	3,193	2,668
Operating income	1,814	7,788	8,806
Acquisition related costs	264	881	—
Interest expense	1,357	601	141
Change in fair value of interest rate swap	(741)	114	—
Gain on bargain purchase, net of taxes	(1,077)	—	—
Other income, net	(148)	(149)	(85)
Income before income taxes	$2,159	$6,341	$8,750

Identifiable assets
Metals Segment	$124,720	$117,340
Specialty Chemicals Segment	28,041	21,949
Corporate	10,499	9,218
	$163,260	$148,507
Depreciation and amortization
Metals Segment	$4,251	$2,776	$2,073
Specialty Chemicals Segment	659	435	419
Corporate	204	188	167
	$5,114	$3,399	$2,659
Capital expenditures
Metals Segment	$4,312	$3,551	$2,097
Specialty Chemicals Segment	1,397	1,066	930
Corporate	57	123	158
	$5,766	$4,740	$3,185
Geographic sales
United States	$212,816	$188,292	$159,820
Elsewhere	7,934	9,367	10,755
	$220,750	$197,659	$170,575

Note 14 Quarterly Results (Unaudited)
The following is a summary of quarterly operations for 2013 and 2012:

(Amounts in thousands except for per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Net sales	$57,836	$56,273	$54,397	$52,244
Gross profit (loss)	6,905	7,129	5,503	(335)
Net income (loss)	1,465	1,913	1,461	(3,078)
Per common share
Basic	0.23	0.30	0.23	(0.36)
Diluted	0.23	0.30	0.23	(0.36)

2012
Net sales	$47,372	$46,878	$50,271	$53,138
Gross profit	5,091	5,261	5,683	5,893
Net income	1,337	1,090	843	965
Per common share
Basic	0.21	0.17	0.13	0.15
Diluted	0.21	0.17	0.13	0.15

Note 15 Interest Rate Swaps
As discussed in Note 3, as a result of the CRI acquisition and in conjunction with the term loan obtained in August 2013, to mitigate the variability of the interest rate risk, the Company entered into the CRI swap on August 9, 2013 with its current bank. The CRI swap has an initial notional amount of $4,033,250 with a fixed interest rate of 4.83 percent and a term of ten years that expires on August 19, 2023. The notional amount of the swap decreases as monthly principal payments are made. Also, as discussed in Note 3, as a result of the Palmer acquisition and in conjunction with the term loan obtained in August 2012 to mitigate the variability of the interest rate risk, the Company entered into the Palmer swap on August 21, 2012 with its current bank. The Palmer swap has an initial notional amount of $22,500,000 with a fixed interest rate of 3.74 percent, and a term of ten years that expires on August 21, 2022. The notional amount of the interest rate swap decreases as monthly principal payments are made.
Although the swaps are expected to effectively offset variable interest in the borrowing, hedge accounting will not be utilized. Therefore, changes in their fair value are recorded in current assets or liabilities, as appropriate, with corresponding offsetting entries to other expense. The Company recorded an $80,000 liability for the fair value of the CRI swap as of December 28, 2013. The Company recorded a $301,000 asset and a $450,000 liability for the fair value of the Palmer swap at December 28, 2013 and December 29, 2012, respectively.

Note 16 Acquisitions

Acquisition of Color Resources, LLC
The Company completed the purchase of the business assets of Color Resources, LLC ("CRI") and the building and land located in Fountain Inn, South Carolina where CRI was the sole tenant (the “CRI Facility”). CRI Tolling, a South Carolina limited liability company and wholly-owned subsidiary of the Company, will continue CRI’s business as that of a toll manufacturer that provides outside manufacturing resources to global and regional chemical companies. On August 9, 2013, Synalloy purchased the CRI Facility for a total purchase price of $3,450,000. On August 26, 2013, the Company purchased certain assets and assumed certain operating liabilities of CRI through CRI Tolling for a total purchase price of $1,100,000. The assets purchased from CRI included accounts receivable, inventory, certain other assets, and equipment, net of assumed payables. The Company plans to use the acquisition of CRI and the CRI Facility to expand its production capacity from MC's Cleveland, Tennessee facility to further penetrate existing markets, as well as develop new ones, including those in the energy industry. CRI Tolling will operate as a division of the Company’s Specialty Chemicals Segment, which includes MC. The Company viewed both the building and operating assets of CRI together as one business, capable of providing a return to ownership by expanding the segment's production capacity.

Accordingly, the acquisition meets the definition of a business and the transaction is structured in a way it that meets the definition of a business combination under in accordance with FASB Accounting Standards Codification 805, Business Combinations.
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
The purchase price for the acquisition of CRI and the CRI Facility was funded through a new term loan with the Company’s bank which is discussed in Note 3 along with an increase in the Company’s line of credit.

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

The total consideration transferred was allocated to CRI’s net tangible and identifiable assets based on their fair value as of August 26, 2013.  The preliminary allocation of the total consideration to the fair value of the assets acquired and liabilities assumed as of August 26, 2013 is as follows:

	As recorded by CRI	Purchased CRI Facility	Purchase accounting and fair value adjustments	As recorded by the Company
Accounts receivable, net	$623,539	$—	$—	$623,539
Inventories, net	232,771	—	—	232,771
Prepaid expenses	11,695	—	—	11,695
Building and land	—	3,450,000	650,000	4,100,000
Equipment, net	614,998	—	1,028,072	1,643,070
Accounts payable	(365,898)	—	—	(365,898)
Accrued liabilities	(17,105)	—	—	(17,105)
Deferred tax liability	—	—	(600,750)	(600,750)
	$1,100,000	$3,450,000	$1,077,322	$5,627,322

Due to severe financial difficulties CRI was experiencing prior to the acquisition, the Company was able to purchase the land, building and equipment at below market value. Therefore, the overall fair value of the assets acquired by the Company exceeded the amount paid. Upon the determination that the Company was going to recognize a gain related to the bargain purchase of CRI and the CRI Facility, the Company reassessed its assumptions and measurement of identifiable assets acquired and liabilities assumed and concluded that the preliminary valuation procedures and resulting measures were appropriate. Due to the bargain purchase accounting rules, a one-time gain, net of taxes, was recognized during year ended December 28, 2013 as follows:

Fair value of net assets acquired	$5,627,332
Total consideration paid	(4,550,000)
Bargain purchase gain	$1,077,332

The amount of CRI’s revenues and pre-tax earnings included in the Consolidated Statements of Operations for the year ended December 28, 2013 was $1,824,000 for revenues and $144,000 for pre-tax earnings. The following unaudited pro forma information is provided to present a summary of the combined results of the Company’s operations with CRI as if the acquisition had occurred on January 1, 2012.  The unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of what the results would have been had the acquisition been completed on the date indicated above.

Pro Forma (Unaudited)
	2013	2012
Pro forma revenues	$223,969,000	$204,850,000
Pro forma net income	1,230,000	3,599,000
Earnings per share:
Basic	$0.18	$0.57
Diluted	$0.18	$0.56
The pro-forma calculation excludes non-recurring acquisition costs of $255,000 during 2013. These expenditures included $113,000 for professional audit fees associated with the audit of historical financial statements and the valuation of assets acquired, $70,000 related to bank fees associated with the swap agreement, $53,000 of legal fees and other various charges of $19,000. These expenses were all recorded at the corporate level and are included as a separate line item in the consolidated statement of operations.
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
The purchase price for the acquisition was $25,575,000. The adjustment for working capital increased the purchase price to $26,951,209. In addition, the amount of maintenance expenditures over the 18-month period following closing and the final cost of a production expansion capital project currently underway could also result in purchase price adjustments. Currently, the Company does not expect to realize any material purchase price adjustments from these two items. The sellers of Palmer will also have the ability to receive earn-out payments ranging from $2,500,000 to $10,500,000 if the business unit achieves targeted levels of Adjusted EBITDA, as defined in the SPA, over a three year period following closing; and the Company will have the ability to claw-back portions of the purchase price over a two-year period following closing if Adjusted EBITDA falls below baseline levels. Palmer had recorded liabilities of approximately $1.2 million related to certain contingencies for which the former Palmer shareholders have agreed to indemnify the Company. Accordingly, the Company has carried over these liabilities in its consolidated financial statements and has recorded an asset of approximately $1.2 million in prepaid expenses reflecting the indemnification against these potential payments. During 2013, several of the identified contingency items were resolved and the amount of prepaid expenses for these indemnified contingencies decreased to $336,000 and the end of 2013.

At the end of each year (based on the acquisition date) for the next three years, if Palmer's Adjusted EBITDA for the year is below $5,825,000, there will not be an earn-out paid for that year. If Adjusted EBITDA for the year is greater than $5,825,000 but less than $6,825,000, the sellers of Palmer will be paid $2,500,000 for that year. If Adjusted EBITDA exceeds $6,825,000 for the year, the earn-out would be $3,500,000. At the conclusion of the three-year earn-out period, in the event that the cumulative Adjusted EBITDA for the earn-out period is more than $17,475,000, the sellers of Palmer will receive an additional earn-out payment, if any, as follows. In the event that the cumulative Adjusted EBITDA for the earn-out period is greater than $17,475,000 but less than $20,475,000, the Company will make an additional earn-out payment so that the total cumulative earn-out payments for the three-year earn-out period equals $7,500,000. If the cumulative Adjusted EBITDA exceeds $20,475,000, the Company will make an additional earn-out payment so that the total cumulative earn-out payments for the three-year period equals $10,500,000. At acquisition, the Company forecasted earn-out payments totaling $8,500,000, which was discounted to a present value of $8,152,000 using its incremental borrowing rate of two percent. The first year earn-out of $2,500,000 (before the downward adjustment for indemnification claims) was paid in 2013, leaving an earn-out liability balance of $6,000,000 at the end of 2013. The various assumptions and projections used in the earn-out projections were reviewed at December 28, 2013 with no additional adjustments required. Any future changes to the projected earn-out payments as a result of our quarterly review of forecasted Adjusted EBITDA would be reflected as an adjustment to earnings in that period.
The purchase price for the Palmer acquisition was funded through an increase in the Company's current credit facility and a new term loan with the Company's bank which is discussed in Note 3.
The total purchase price was allocated to Palmer's net tangible and identifiable assets based on their estimated fair values as of August 21, 2012. An intangible asset representing the fair value of Palmer's customer base acquired by the Company was valued at $9,000,000, which is being amortized over a 15-year period using an accelerated amortization method. The excess of the consideration transferred over the fair value of the net tangible and identifiable assets and intangible assets is reflected as goodwill. The Company believes the amount of goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable asset) and the expected synergistic benefits of being able to leverage Palmer's expertise with the Company's existing manufacturing and fabrication processes. All of the goodwill was allocated to the Metals Segment. Since the Company purchased the stock of Palmer, goodwill is not deductible for tax purposes. The current allocation of the total consideration paid to the fair value of the assets acquired and liabilities assumed is as follows:

	As recorded by Palmer	Purchase accounting and fair value adjustments	As recorded by Synalloy
Cash and cash equivalents	$1,389,054	$—	$1,389,054
Accounts receivable, net	4,969,030	—	4,969,030
Inventories, net	5,678,368	—	5,678,368
Prepaid expenses	75,804	1,536,000	1,611,804
Net fixed assets	4,799,692	2,691,370	7,491,062
Goodwill	—	15,897,948	15,897,948
Intangible asset - customer base	—	9,000,000	9,000,000
Contingent consideration	—	(8,152,031)	(8,152,031)
Other liabilities assumed	(6,833,315)	(3,156,711)	(9,990,026)
	$10,078,633	$17,816,576	$27,895,209
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
The amount of Palmer's revenues and pre-tax earnings included in the consolidated statements of operations for the year ended December 29, 2012 was $12,619,000 for revenues and $977,000 for pre-tax earnings. The following unaudited pro forma information is provided to present a summary of the combined results of the Company's operations with Palmer as if the acquisition had occurred on January 2, 2011. The unaudited pro forma financial information is for information purposes only and is not necessarily indicative of what the results would have been had the acquisition been completed on the date indicated above.

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

Note 17 Payment of Dividends
On November 7, 2013, the Board of Directors of the Company voted to pay an annual dividend of $0.26 per share which was paid on December 3, 2013 to holders of record on November 18, 2013 for a total of $2,260,000. In 2012, the Company paid a $0.25 cash dividend on December 10, 2012 for a total of $1,596,000 and in 2011, the Company paid a $0.25 cash dividend on December 5, 2011 for a total payment of $1,580,000. The Board presently plans to review at the end of each fiscal year the financial performance and capital needed to support future growth to determine the amount of cash dividend, if any, which is appropriate.

Note 18 Subsequent Events
On February 20, 2014, the Compensation & Long-Term Incentive Committee of the Board of Directors of the Company approved stock option grants under the 2011 Plan. Options for a total of 13,790 shares, with an exercise price of $14.76 per share, were granted under the 2011 Plan to certain management employees of the Company. The stock options will vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant. In order for the options to vest, the employee must be in the continuous employment of the Company since the date of the grant. Any portion of the grant that has not vested will be forfeited upon termination of employment. The Company may terminate any portion of the grant that has not vested upon an employee's failure to comply with all conditions of the award or the 2011 Plan. Shares representing grants that have not yet vested will be held in escrow by the Company. An employee will not be entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable. The per share weighted-average fair value of this stock option grant was $6.70. The Black-Scholes model for this grant was based on a risk-free interest rate of two percent, an expected life of seven years, an expected volatility of 0.52 and a dividend yield of 1.80 percent. Compensation expense totaling $92,000 will be recorded against earnings equally over the following 60 months from the date of grant with the offset recorded in Shareholders' Equity.
On January 2, 2014, the Credit Agreement was amended to extend the maturity date of the line of credit by one additional year to August 21, 2016. This amendment also modified certain financial covenants in the agreement including the Minimum Tangible Net Worth requirement (as defined in the Credit Agreement) and the maximum amount of capital expenditures (as defined in the Credit Agreement). No other provisions of the agreement were modified.

Management's Annual Report On Internal Control Over Financial Reporting
Management of the Company is responsible for preparing the Company's annual consolidated financial statements and for establishing and maintaining adequate internal control over financial reporting for the Company. Management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 28, 2013 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As permitted by guidance provided by the staff of the SEC, the scope of management's assessment of internal control over financial reporting as of December 28, 2013 has excluded the operations of CRI Tolling, LLC, from its assessment of internal controls over financial reporting as of December 28, 2013, because CRI was acquired by the Company, through its wholly-owned subsidiary CRI Tolling, in August 2013. CRI Tolling constituted 0.8% of consolidated net sales for the year ended December 28, 2013, and 4.2% of consolidated total assets as of December 28, 2013.
Based on this evaluation, management believes that the Company's internal control over financial reporting as of December 28, 2013 was effective.
The Company's independent registered public accounting firm that audited the Company's consolidated financial statements included in this annual report has issued an attestation report on the effectiveness of the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Synalloy Corporation

We have audited the accompanying consolidated balance sheets of Synalloy Corporation and subsidiaries (the “Company”) as of December 28, 2013 and December 29, 2012, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 28, 2013. We also have audited the Company’s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
As described in Management’s Annual Report on Internal Control over Financial Reporting, the Company’s management has excluded CRI Tolling, LLC (“CRI”), from its assessment of internal controls over financial reporting as of December 28, 2013, because CRI was acquired by the Company in August 2013. We have also excluded CRI from the scope of our audit of internal control over financial reporting. CRI constituted 0.8% of consolidated net sales for the year ended December 28, 2013, and 4.3% of consolidated total assets as of December 28, 2013.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synalloy Corporation and subsidiaries as of December 28, 2013 and December 29, 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 28, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by COSO. Also, in our opinion, the related financial statement schedule listed in Item 15(a)2, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Dixon Hughes Goodman LLP

Charlotte, North Carolina
March 11, 2014

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
Internal Control over Financial Reporting
Management's Annual Report on Internal Control over Financial Reporting is set forth at the conclusion of the Company's consolidated statements set forth in Item 8 of this Form 10-K. The scope of the Company's efforts to comply with the Section 404 Rules with respect to fiscal year 2013 included all of the Company's operations other than the operations associated with the August 26, 2013 acquisition of substantially all of the assets of CRI. In accordance with the SEC's published guidance, because the Company acquired these operations during the fiscal year, the Company excluded these operations from its efforts to comply with Section 404 Rules with respect to fiscal year 2013. The Company is currently evaluating and documenting the internal controls over financial reporting at CRI and will include them in their internal control testing in 2014.
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

Item 9B Other Information
Not applicable

PART III

Item 10 Directors, Executive Officers and Corporate Governance
The information set forth under the captions "Proposal 1 - Election of Directors," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement to be used in connection with its Annual Meeting of Shareholder to be held April 24, 2014 (the "Proxy Statement") is incorporated herein by reference.
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
Equity Compensation Plan Information. The following table sets forth aggregated information as of December 28, 2013 about all of the Company's equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1) (c)
Equity compensation plans approved by security holders	162,736	$11.95	412,338
Equity compensation plans not approved by security holders	—	—	—
Total	162,736	$11.95	412,338

(1)	Represents shares remaining available for issuance under the 2005 Stock Awards Plan and the 2011 Plan.
Non-employee directors are paid an annual retainer of $45,000, and each director has the opportunity to elect to receive 100% of the retainer in restricted stock. For 2013, non-employee directors received an aggregate of $128,000 of the annual retainer in restricted stock. The number of restricted shares is determined by the average of the high and low sale price of the Company's stock on the day prior to the Annual Meeting of Shareholders. For 2013, five non-employee directors each received an aggregate of 9,411 shares. Issuance of the shares granted to the directors is not registered under the Securities Act of 1933 and the shares are subject to forfeiture in whole or in part upon the occurrence of certain events. The above table does not reflect these shares issued to non-employee directors.

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
Consolidated Balance Sheets at December 28, 2013 and December 29, 2012
Consolidated Statements of Operations for the years ended December 28, 2013, December 29, 2012 and December 31, 2011
Consolidated Statements of Shareholders' Equity for the years ended December 28, 2013, December 29, 2012 and December 31, 2011
Consolidated Statements of Cash Flows for the years ended December 28, 2013, December 29, 2012 and December 31, 2011
Notes to Consolidated Financial Statements

2.	Financial Statements Schedules: The following consolidated financial statements schedule of Synalloy Corporation is included in Item 15:
Schedule II - Valuation and Qualifying Accounts for the years ended December 28, 2013, December 29, 2012 and December 31, 2011
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3.	Listing of Exhibits:
See "Exhibit Index"

Schedule II Valuation and Qualifying Accounts

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Charged to (Reduction of) Cost and Expenses	Deductions	Balance at End of Period
Year ended December 28, 2013
Deducted from asset account:
Allowance for doubtful accounts	$1,313,000	$(192,000)	$(42,000)	$1,079,000

Year ended December 29, 2012
Deducted from asset account:
Allowance for doubtful accounts	$1,203,000	$928,000	$818,000	$1,313,000

Year ended December 31, 2011
Deducted from asset account:
Allowance for doubtful accounts	$435,000	$793,000	$25,000	$1,203,000
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
SYNALLOY CORPORATION

By /s/ Craig C. Bram Craig C. Bram Chief Executive Officer	March 11, 2014 Date

By /s/ Richard D. Sieradzki Richard D. Sieradzki Chief Financial Officer and Principal Accounting Officer	March 11, 2014 Date
Registrant
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ Carroll D. Vinson Carroll D. Vinson Chairman of the Board	March 11, 2014 Date

By /s/ Anthony A. Callander Anthony A. Callander Director	March 11, 2014 Date

By /s/ Murray H. Wright Murray H. Wright Director	March 11, 2014 Date

By /s/ James W. Terry, Jr. James W. Terry, Jr. Director	March 11, 2014 Date

By /s/ Henry L. Guy Henry L. Guy Director	March 11, 2014 Date

By /s/ Craig C. Bram Craig C. Bram Chief Executive Officer and Director	March 11, 2014 Date

Index to Exhibits

Exhibit No. from Item 601 of Regulation S-K	Description
1.1	Underwriting Agreement dated September 24, 2013, incorporated by reference to Registrant's Form 8-K filed September 24, 2013
3.1	Restated Certificate of Incorporation of Registrant, as amended, incorporated by reference to Registrant's Form 10-Q for the period ended April 13, 2007
3.2	Bylaws of Registrant, as amended, incorporated by reference to Registrant's Form 10-Q for the period ended March 31, 2001 (the "first quarter 2001 Form 10-Q")
4.1	Form of Common Stock Certificate, incorporated by reference to the first quarter 2001 Form 10-Q
10.1	Synalloy Corporation 1998 Long-Term Incentive Stock Plan, incorporated by reference to the first quarter 2001 Form 10-Q
10.2	Synalloy Corporation 2005 Stock Awards Plan, incorporated by reference to the Proxy Statement for the 2005 Annual Meeting of Shareholders
10.3	Amendment 1 to the Synalloy Corporation 2005 Stock Awards Plan incorporated by reference to Registrant's Form 10-K for the year ended December 29, 2007
10.4	2011 Long-Term Incentive Stock Option Plan, incorporated by reference to Registrant's Proxy Statement for the 2011 Annual Meeting of Shareholders
10.5	2011 Short-Term Cash Incentive and Options Plan, incorporated by reference to Registrant's Form 10-K for the year ended December 31, 2011
10.6	2012 Short-Term Cash Incentive and Options Plan, incorporated by reference to Registrant's Form 10-K for the year ended December 29, 2012
10.7	2013 Short-Term Cash Incentive and Options Plan
10.8
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

10.11	Loan Agreement, dated as of June 30, 2010, between Registrant and Branch Banking and Trust (“BB&T”), incorporated by reference to Registrant's Form 10-K for the year ended January 1, 2011
10.12
First Amendment to First Amended and Restated Loan Agreement, dated August 21, 2012, between Registrant and Branch Banking and Trust (“BB&T”), incorporated by reference to Registrant's Form 10-K for the year ended December 29, 2012

10.13
First Amendment to First Amended and Restated Loan Agreement, dated October 22, 2012, between Registrant and Branch Banking and Trust (“BB&T”), incorporated by reference to Registrant's Form 10-K for the year ended December 29, 2012

10.14	Second Amendment to First Amended and Restated Loan Agreement, dated August 9, 2013, between Registrant and Branch Banking and Trust ("BB&T")
10.15	Third Amendment to First Amended and Restated Loan Agreement, dated January 2, 2014, between Registrant and Branch Banking and Trust ("BB&T")
10.16	Employment Agreement dated January 24, 2011, between Registrant and Craig C. Bram, incorporated by reference to Registrant's Form 10-K for the year ended January 1, 2011
10.17	Amended Employment Agreement dated January 24, 2012, between Registrant and Craig C. Bram, incorporated by reference to Registrant's Form 10-K for the year ended December 31, 2011
10.18	Amended Employment Agreement dated January 24, 2013, between Registrant and Craig C. Bram, incorporated by reference to Registrant's Form 10-K for the year ended December 29, 2012
10.19	Amended Employment Agreement dated June 1, 2013, between Registrant and Craig C. Bram, incorporated by reference to Registrant's Form 8-K for the filed June 28, 2013

10.20
Stock Purchase Agreement, dated as of August 10, 2012, among Jimmie Dean Lee, James Varner, Steven C. O'Brate and Synalloy Corporation, incorporated by reference to Registrant's Form 8-K filed on August 24, 2012

10.21	Modification, Renewal, Increase and Restatement of Promissory Note dated January 2, 2014, between Registrant and Branch Banking and Trust ("BB&T")
21	Subsidiaries of the Registrant
23	Consent of Dixon Hughes Goodman LLP, independent registered public accounting firm for Registrant
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32	Certifications Pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed "furnished" and not "filed."