Form 10-Q
period 2014-03-29
SYNALLOY CORP
filed 2014-05-06
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 29, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
The number of shares outstanding of the registrant's common stock as of May 6, 2014 was 8,702,322.

Synalloy Corporation
Index

PART I	FINANCIAL INFORMATION
	Item 1.	Financial Statements
Condensed consolidated balance sheets - March 29, 2014 and December 28, 2013
Condensed consolidated statements of operations - Three month periods ended March 29, 2014 and March 30, 2013
Condensed consolidated statements of cash flows - Three months ended March 29, 2014 and March 30, 2013
Notes to condensed consolidated financial statements
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
	Item 4.	Controls and Procedures

Part II	OTHER INFORMATION
	Item 1.	Legal Proceedings
	Item 1A.	Risk Factors
	Item 6.	Exhibits
Signatures and Certifications

PART I
Item 1. FINANCIAL STATEMENTS
Synalloy Corporation
Condensed Consolidated Balance Sheets

	Mar 29, 2014	Dec 28, 2013
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$6,834,739	$1,776,763
Accounts receivable, less allowance for doubtful accounts of $1,036,596 and $1,079,288, respectively	39,008,693	34,089,364
Inventories, net	58,089,875	55,856,803
Deferred income taxes	3,747,854	3,776,647
Prepaid expenses and other current assets	2,670,643	4,111,775
Total current assets	110,351,804	99,611,352

Cash value of life insurance	2,031,419	2,007,419
Property, plant and equipment, net of accumulated
depreciation of $45,285,758 and $44,229,008, respectively	36,480,536	35,883,376
Goodwill	18,252,678	18,252,678
Intangible asset, net	6,607,500	6,930,000
Deferred charges, net and other non-current assets	516,634	575,546
Total assets	$174,240,571	$163,260,371

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	22,677,895	12,430,290
Accrued expenses	8,843,111	9,511,528
Current portion of long-term debt	$2,533,908	$2,533,908
Other current liabilities	165,500	147,500
Total current liabilities	34,220,414	24,623,226

Long-term debt	20,271,232	20,904,708
Long-term contingent consideration	3,392,031	3,362,031
Deferred income taxes	7,573,999	7,573,999
Other long-term liabilities	818,730	698,294

Shareholders' equity
Common stock, par value $1 per share - authorized 12,000,000 shares; issued 10,300,000 shares	10,300,000	10,300,000
Capital in excess of par value	33,682,022	33,657,714
Retained earnings	78,113,876	76,337,597
	122,095,898	120,295,311
Less cost of common stock in treasury: 1,604,766 and 1,612,200 shares, respectively	14,131,733	14,197,198
Total shareholders' equity	107,964,165	106,098,113
Commitments and contingencies – See Note 10

Total liabilities and shareholders' equity	$174,240,571	$163,260,371

Note: The balance sheet at December 28, 2013 has been derived from the audited consolidated financial statements at that date.

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	Mar 29, 2014	Mar 30, 2013
Net sales	$57,841,127	$57,836,079

Cost of sales	50,792,198	50,931,466

Gross profit	7,048,929	6,904,613

Selling, general and administrative expense	4,218,684	4,464,225
Acquisition related costs	(3,146)	38,010
Operating income	2,833,391	2,402,378

Other (income) and expense
Interest expense	265,688	341,825
Change in fair value of interest rate swap	118,806	(137,679)
Other, net	(261,382)	(16,215)
Income before income taxes	2,710,279	2,214,447
Provision for income taxes	934,000	749,000

Net income	$1,776,279	$1,465,447

Net income per common share:
Basic	$0.20	$0.23
Diluted	$0.20	$0.23

Weighted average shares outstanding:
Basic	8,690,496	6,362,634
Dilutive effect from stock options and grants	10,209	58,864
Diluted	8,700,705	6,421,498

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	Mar 29, 2014	Mar 30, 2013
Operating activities
Net income	$1,776,279	$1,465,447
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	1,056,750	936,973
Amortization expense	342,297	393,975
Deferred income taxes	(431,055)	37,005
(Reduction of) provision for losses on accounts receivable	(42,608)	71,000
Provision for losses on inventory	411,189	266,800
Cash value of life insurance	(24,000)	(27,000)
Change in fair value of interest rate swap	118,806	(137,679)
Environmental reserves	18,000	14,875
Employee stock option and grant compensation	80,733	80,730
Changes in operating assets and liabilities:
Accounts receivable	(4,876,721)	(4,174,786)
Inventories	(2,644,261)	(1,125,563)
Other assets and liabilities, net	544,410	(642,158)
Accounts payable	10,247,605	5,278,090
Accrued expenses	(587,921)	(3,131,378)
Accrued income taxes	1,355,859	521,321
Net cash provided by (used in) operating activities	7,345,362	(172,348)
Investing activities
Purchases of property, plant and equipment	(1,653,910)	(1,419,792)
Proceeds from sale of property, plant and equipment	—	52,366
Net cash used in investing activities	(1,653,910)	(1,367,426)
Financing activities
Net borrowings from line of credit	—	1,087,819
Payments on long-term debt	(633,476)	(568,494)
Proceeds from exercised stock options	—	69,181
Net cash (used in) provided by financing activities	(633,476)	588,506
Increase (decrease) in cash and cash equivalents	5,057,976	(951,268)
Cash and cash equivalents at beginning of period	1,776,763	1,085,261
Cash and cash equivalents at end of period	$6,834,739	$133,993

Supplemental disclosure
Cash paid during the year for:
Interest	$235,941	$284,864
Income taxes	7,600	177,607

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 29, 2014

Unless indicated otherwise, the terms "Company," "we," "us," and "our" refer to Synalloy Corporation and its consolidated subsidiaries.

NOTE 1--BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included as required by Regulation S-X, Rule 10-01. Operating results for the three-month period ended March 29, 2014, are not necessarily indicative of the results that may be expected for the year ending January 3, 2015. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 28, 2013.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation in the accompanying condensed consolidated financial statements. These reclassifications had no material effect on previously reported results of operations or shareholders' equity.

NOTE 2--INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventories, net, are as follows:

	Mar 29, 2014	Dec 28, 2013
Raw materials	$18,137,440	$16,557,350
Work-in-process	21,945,240	20,402,032
Finished goods	18,007,195	18,897,421
	$58,089,875	$55,856,803

NOTE 3--STOCK OPTIONS AND RESTRICTED STOCK
During the first three months of 2014, no stock options were exercised by officers or employees of the Company. Stock compensation expense was approximately $81,000 for the three month periods ended March 29, 2014 and March 30, 2013.
On February 20, 2014, the Compensation & Long-Term Incentive Committee of the Board of Directors of the Company approved stock option grants under the Company's 2011 Long-Term Incentive Stock Option Plan (the "2011 Plan"). Options for a total of 13,790 shares, with an exercise price of $14.76, were granted under the 2011 Plan to certain management employees of the Company. The exercise price was determined using the average of the high and low stock price on the day prior to the grant date. The per share weighted-average fair value of the stock options granted on February 20, 2014 was $6.70. The fair value of the option grants was estimated using the Black-Scholes option-pricing model based on a risk-free interest rate of two percent, an expected volatility of 52 percent, an expected life of seven years and a dividend yield of 1.80 percent. The stock options vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant. In order for the options to vest, the employee must be in the continuous employment of the Company since the date of the grant. Any portion of the grant that has not vested will be forfeited upon termination of employment. The Company may terminate any portion of the grant that has not vested upon an employee's failure to comply with all conditions of the award or the 2011 Plan.
On September 30, 2013, the Company closed on an underwritten public offering of 2,000,000 shares of its common stock at a price of $15.75 per share. The underwriters also exercised their option to purchase and close upon an additional 300,000 shares of common stock at a price of $15.75 per share. The Company received net proceeds, after underwriting discounts and estimated expenses, of approximately $34,233,000. The Company is using the net proceeds from the offering to invest approximately

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 29, 2014

$3,500,000 in new equipment for the CRI Tolling, LLC facility during 2014. The Company used $18,061,000 of the stock sale proceeds in 2013 to pay off the outstanding balance on the line of credit.

NOTE 4--INCOME TAXES
The Company did not have any unrecognized tax benefits accrued at March 29, 2014 and December 28, 2013. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal or state income tax examinations for years before 2009. The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in the provision for income taxes.

NOTE 5--PAYMENT OF DIVIDENDS
During 2013, the Company declared and paid a $0.26 per share dividend on December 3, 2013 for a total of $2,260,000. The Board presently plans to review at the end of each fiscal year the financial performance and capital needed to support future growth to determine the amount of cash dividend, if any, which is appropriate.

NOTE 6--SEGMENT INFORMATION

	Three Months Ended
	Mar 29, 2014	Mar 30, 2013
Net sales
Metals Segment	$41,406,000	$44,659,000
Specialty Chemicals Segment	16,435,000	13,177,000
	$57,841,000	$57,836,000
Operating income
Metals Segment	$2,245,000	$1,978,000
Specialty Chemicals Segment	1,641,000	1,293,000
	3,886,000	3,271,000
Unallocated expenses
Corporate	794,000	815,000
Acquisition related costs	(3,000)	38,000
Interest expense	266,000	342,000
Change in fair value of interest rate swap	119,000	(138,000)
Income before income taxes	$2,710,000	$2,214,000

NOTE 7--FAIR VALUE OF FINANCIAL INSTRUMENTS
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

March 29, 2014

Level 3 - Unobservable inputs that are supported by little or no market activity for assets or liabilities and includes certain pricing models, discounted cash flow methodologies and similar techniques.
Estimates of fair value using levels 2 and 3 may require judgments as to the timing and amount of cash flows, discount rates, and other factors requiring significant judgment, and the outcomes may vary widely depending on the selection of these assumptions. The Company's most significant fair value estimates as of March 29, 2014 and December 28, 2013, respectively, related to purchase accounting adjustments in the CRI Tolling, LLC, as described further in Note 8 below, and Palmer of Texas, Inc. transactions, including the measurement of the contingent consideration, estimating the fair value of the reporting units in testing goodwill for impairment, estimating the fair value of the interest rate swap and providing disclosures of the fair values of financial instruments.
As of March 29, 2014 and December 28, 2013, respectively, the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and borrowings under the Company's term loan, which are based on variable interest rates, approximate their fair value.
The Company does not currently have any Level 1 financial assets or liabilities.  The Company has two Level 2 financial assets and liabilities. These are classified as Level 2 as they are not actively traded and are valued using pricing models that use observable market inputs.
The fair value of the interest rate swap contract entered into on August 21, 2012 resulted in an asset of $222,000 and $301,000 at March 29, 2014 and December 28, 2013, respectively. The interest rate swap was priced using discounted cash flow techniques which are corroborated by using non-binding market prices. Changes in its fair value were recorded in long-term assets or liabilities, as appropriate, with corresponding offsetting entries to other income (expense). Significant inputs to the discounted cash flow model include projected future cash flows based on projected one-month LIBOR and the average margin for companies with similar credit ratings and similar maturities.
The fair value of the interest rate swap contract entered into on September 3, 2013 resulted in a liability of $120,000 and $80,000 at March 29, 2014 and December 28, 2013, respectively. The interest rate swap was priced using discounted cash flow techniques which are corroborated by using non-binding market prices. Changes in its fair value were recorded in long-term assets or liabilities, as appropriate, with corresponding offsetting entries to other income (expense). Significant inputs to the discounted cash flow model include projected future cash flows based on projected one-month LIBOR and the average margin for companies with similar credit ratings and similar maturities.
The contingent consideration liability ("earn-out") is classified as Level 3. The amount of the total earn-out liability to the former shareholders of Palmer was determined using management's best estimate of earnings before interest, taxes, depreciation and amortization ("EBITDA") for the three-year period from the acquisition date which will determine the amount of the ultimate payment to be made. Factors such as volume increases, selling price increases and inflation were used to develop a base projection. Additional projected costs to improve employee turnover, safety, internal controls, etc. were deducted in order to determine projected EBITDA. The Company's cost of borrowing at inception was used to determine the present value of these expected payments. Each quarter-end, the Company will re-evaluate the assumptions and adjust to the estimated present value of the expected payments to be made.
The following table presents a summary of changes in fair value of the Company's Level 3 liabilities measured on a recurring basis for the three-month period ended March 29, 2014:

Level 3 Inputs
Balance at December 28, 2013	$5,862,031
Interest expense charged during the first quarter of 2014	30,000
Change in fair value of contingent consideration liability	—
Balance at March 29, 2014	$5,892,031
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 in the three-month period ended March 29, 2014 or year ended December 28, 2013. During the first three months of 2014, there have been no changes in the fair value methodologies used by the Company.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 29, 2014

NOTE 8--ACQUISITIONS
Acquisition of Color Resources, LLC
In August 2013, the Company completed the purchase of the business assets of Color Resources, LLC (“CRI”) and the building and land located in Fountain Inn, South Carolina where CRI was the sole tenant (the “CRI Facility”). CRI Tolling, LLC ("CRI Tolling"), a South Carolina limited liability company and wholly-owned subsidiary of the Company, is continuing CRI’s business as that of a toll manufacturer that provides outside manufacturing resources to global and regional chemical companies. On August 9, 2013, Synalloy purchased the CRI Facility for a total purchase price of $3,450,000. On August 26, 2013, the Company purchased certain assets and assumed certain operating liabilities of CRI through CRI Tolling for a total purchase price of $1,100,000. The assets purchased from CRI included accounts receivable, inventory, certain other assets, and equipment, net of assumed payables. With the acquisition of CRI and CRI Facility, the Company is currently expanding the Company's production capacity from its Cleveland, Tennessee facility to further penetrate existing markets, as well as develop new ones, including those in the energy industry. The Company viewed both the building and operating assets of CRI together as one business, capable of providing a return to ownership by expanding the segment's production capacity. Accordingly, the acquisition meets the definition of a business and the transaction is structured in a way that meets the definition of a business combination. CRI Tolling's results of operations since the acquisition date are reflected in the Company's condensed consolidated statements of operations.
The amount of CRI Tolling's revenues and pre-tax earnings included in the condensed consolidated statements of operations for the three month period ended March 29, 2014 was $1,587,000 and $73,000, respectively.

NOTE 9-FINANCING ARRANGEMENT
In connection with the acquisition of CRI and the CRI Facility discussed in Note 8, on August 9, 2013, the Company entered into a Second Amendment to its Credit Agreement with its current bank (the “Amended Credit Agreement”) to provide for a new ten-year term loan in the amount of $4,033,000, with monthly principal payments customized to account for the 20 year amortization of the real estate assets and five year amortization of the equipment assets purchased. The real estate portion of the loan of $3,485,000 represents 85 percent of the appraised value of the real estate and the equipment portion of the loan of $548,250 represents 75 percent of the purchase price of the equipment assets. Therefore, the total monthly principal payment is $23,659 during the first 60 months of the loan and will reduce to $14,521 for the remainder of the loan, plus accrued interest with the balance due at maturity. Interest is calculated using the One Month LIBOR (as defined in the Amended Credit Agreement), plus two percent.
Pursuant to the Amended Credit Agreement, the Company was required to pledge all of the acquired assets of CRI and the CRI Facility. This agreement also modified the definition of EBITDA (as defined in the Amended Credit Agreement) and the maximum amount of capital expenditures for the fiscal year ended December 28, 2013 to exclude assets acquired with the acquisition of CRI and the CRI Facility. On January 2, 2014, the Amended Credit Agreement was amended to extend the maturity date of the line of credit by one additional year to August 21, 2016. This amendment also modified certain financial covenants in the agreement including the Minimum Tangible Net Worth requirement (as defined in the Amended Credit Agreement) and the maximum amount of capital expenditures (as defined tin the the Amended Credit Agreement). No other provisions of the agreement were modified.
In conjunction with the new term loan, to mitigate the variability of the interest rate risk, the Company entered into an interest rate swap contract on September 3, 2013 with its current bank (the “interest rate swap”). The interest rate swap is for an initial notional amount of $4,033,250 with a fixed interest rate of 4.83 percent and runs for ten years to August 19, 2023, which equates to the date of the term loan. The notional amount of the interest rate swap decreases as monthly principal payments are made. Although the swap is expected to effectively offset variable interest in the borrowing, hedge accounting will not be utilized. Therefore, changes in its fair value are being recorded in long-term assets or liabilities, as appropriate, with corresponding offsetting entries to other income (expense).

NOTE 10--CONTINGENCIES
The Company is from time-to-time subject to various claims, possible legal actions for product liability and other damages, and other matters arising out of the normal conduct of the Company's business.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 29, 2014

Management is not currently aware of any asserted or unasserted matters which could have a material effect on the financial condition or results of operations of the Company.

NOTE 11--SUBSEQUENT EVENTS
On April 24, 2014, the Company issued to its non-employee directors an aggregate of 7,088 shares of its common stock in lieu of a total of $110,500 of their annual cash retainer fees. The directors were given the option of receiving shares of common stock for all or any part of their annual Board retainer fee.
On April 29, 2014, the Company announced the planned closure of the Bristol Fabrication unit of Synalloy Fabrication, LLC ("Bristol Fab"). Bristol Fab incurred losses totaling $5,200,000 during the three year period 2011 through 2013. The collective bargaining agreement with the United Association of Journeyman and Apprentices of the Plumbing and Pipe Fitting Industry of the United States and Canada Local Union No. 538 (the "Union) expired in February 2014. The Company could not reach an agreement with the Union to reduce Bristol Fab's overall cost structure and return the unit to profitable levels. Upon closure of Bristol Fab, the Company is obligated to pay a withdrawal liability to the Union's pension fund of approximately $1,900,000. Additional costs associated with this closure cannot be determined at this time. The Company delivered WARN Notices to employees, union representatives and local elected officials on April 28, 2014. The closure of Bristol Fab is currently scheduled for June 27, 2014. This planned closure will not affect Ram-Fab, LLC, the Company's fabrication business located in Crossett, Arkansas, or any of the Company's other operating units.

The Company performs an evaluation of events that occur after the balance sheet date but before condensed consolidated financial statements are issued for potential recognition or disclosure of such events in its condensed consolidated financial statements. The Company evaluated subsequent events through the date that the condensed consolidated financial statements were issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion of certain significant factors that affected the Company during the three month period ended March 29, 2014.
Consolidated net sales for the first quarter of 2014 were $57,841,000, which approximated net sales for the first quarter of 2013 of $57,836,000. For the first quarter of 2014, the Company recorded net earnings of $1,776,000, or $0.20 per share, a 21 percent increase when compared to net earnings of $1,465,000, or $0.23 per share for the same quarter in the prior year. As a result of the Company's common stock offering in September 2013, an additional 2,300,000 shares were sold and therefore are included in the weighted average share calculation for the first quarter of 2014. These additional shares will have an adverse effect when comparing all "per share" calculations for first quarter of 2014 with the first quarter of the prior year.

Metals Segment
Sales during the first quarter of 2014 totaled $41,406,000, a decrease of $3,253,000 or seven percent from $44,659,000 for the same quarter last year. The Metals Segment's operating income increased 13 percent to $2,245,000 for the first quarter of 2014 compared to $1,978,000 for the first quarter of 2013. Palmer's sales increased one percent for the first quarter of 2014 compared to the same quarter of 2013 while pipe and piping systems sales decreased ten percent when comparing the same time periods. The pipe and piping systems sales decrease resulted from a nine percent decrease in average selling price combined with a one percent decrease in average unit volumes. In the first quarter, the Metals Segment experienced commodity unit volumes decreasing 17 percent while non-commodity unit volume increased 23 percent. Selling prices for commodity pipe decreased approximately five percent while selling prices for non-commodity pipe decreased approximately 22 percent. The Bechtel nuclear project was completed during the fourth quarter of 2013 which accounted for 96 percent or $3,136,000 of the Metals Segment sales decrease in the first quarter of 2014. The Segment also focused on obtaining an improved sales mix in the quarter. Less profitable commodity pipe sales were replaced with shipments of special alloy and higher margin non-commodity welded stainless pipe. Also, non-commodity unit volumes for the first quarter of 2014 were favorably affected by higher Synalloy Fabrication shipments. Special alloy inquiries, bookings and backlog remained strong in the first quarter of 2014.
Operating income, which increased $267,000 for the first quarter of 2014 compared to the first quarter of 2013, was impacted by the following factors:

a)
The Company-wide cost cutting initiatives implemented in January 2014 had a favorable effect on first quarter 2014 profitability. The Segment is meeting or exceeding all of the financial metric targets that were implemented.

b)	As mentioned above, BRISMET's product mix changed significantly in the first quarter of 2014. Sales of higher margin non-commodity special alloy pipe replaced small diameter low margin commodity pipe.

c)	BRISMET was successful in capturing $489,000 in cost recovery from the Bechtel nuclear project in 2014 adding $0.04 per share to earnings.

d)
Bristol Fabrication reported a net loss of $1,049,000 for the first quarter of 2014 compared to net earnings of $85,000 for the first quarter of 2013. Bristol Fabrication's loss in the quarter reduced Company earnings by $0.08 per share.

e)
Despite rising nickel prices, inventory losses for the first quarter of 2014 were approximately $649,000 compared to inventory losses of approximately $566,000 in the first quarter of 2013. Approximately $250,000 of the 2014 inventory losses were directly related to unusual large purchases of heavy plate and thick-walled material that had to be sourced internationally.

Specialty Chemicals Segment
Sales for the Specialty Chemicals Segment in the first quarter of 2014 were $16,435,000, which represented a 25 percent increase from $13,177,000 for the same quarter of 2013. Overall selling prices decreased 14 percent in the first quarter when compared to 2013 due in part to a significant increase in usage of a lower cost raw material that is reflected in the selling price at Manufacturers Chemicals and generally lower average selling prices at CRI Tolling. Operating income for the first quarter of 2014 and 2013 was $1,641,000 and $1,293,000, respectively, an increase of 27 percent. CRI Tolling continues to outperform management's acquisition projections and had a positive impact on profitability during the first quarter. The Specialty Chemicals Segment continues to focus on improving the product mix to higher margin products and controlling operating and support costs. The oil and gas initiative has made excellent progress with an annual revenue run rate in excess of $3,000,000 in the quarter. At CRI Tolling, improving production capabilities by streamlining processes and adding necessary equipment will be a major focus.

On August 26, 2013, CRI Tolling completed the purchase of substantially all of the assets and assumed certain operating liabilities of CRI. Located in Fountain Inn, South Carolina, CRI Tolling will continue CRI's business as that of a toll manufacturer that provides outside manufacturing resources to global and regional chemical companies. The assets purchased from CRI included equipment and certain other assets and approximately $387,000 worth of inventory and accounts receivables, net of assumed payables. The total purchase price was $1,100,000. The Company acquired the CRI Facility in a separate transaction on August 9, 2013 for approximately $3,500,000. The Company viewed both the building and operating assets of CRI together as one business, capable of providing a return to ownership by expanding the Segment's production capacity. Accordingly, the acquisition meets the definition of a business and the transaction is structured in a way that meets the definition of a business combination.
The Company funded the acquisition of CRI through a new term loan with the Company's bank, plus an increase in its line of credit.

Other Items
Consolidated selling, general and administrative expenses decreased $245,000 to $4,219,000 or seven percent of sales from $4,464,000 or eight percent of sales for the first quarter of 2014 compared to 2013, respectively, as a result of a reduction in the allowance for doubtful accounts combined with lower travel costs, amortization expense and management incentive bonus expense. These decreases were partially offset by approximately $253,000 of CRI Tolling selling, general, and administrative expenses included in the three month period ended March 29, 2014 without any comparable costs for 2013.
Interest expense for the first quarter of 2014 was $266,000 compared to $342,000 for the first quarter of 2013 due to the Company paying off the outstanding balance of its line of credit in October 2013 with a portion of the proceeds from the September 30, 2013 public stock offering.
In connection with the acquisition of CRI, on August 9, 2013 the Company amended its credit agreement for a new ten-year term loan in the amount of $4,033,000, with monthly principal payments customized to account for the 20 year amortization of the real estate assets combined with a 5-year amortization of the equipment assets purchased. In conjunction with the new term loan, to mitigate the variability of interest rate risk, the Company entered into an interest rate swap contract on September 3, 2013. The interest rate swap is for an initial notional amount of $4,033,250 with a fixed interest rate of 4.83 percent and runs for ten years to August 19, 2023, which equates to the due date of the term loan. The notional amount of the interest rate swap decreases as monthly principal payments are made.
Also, as a result of the interest rate environment, the change in the fair value of the interest rate swap contracts increased unallocated expenses for the first quarter of 2014 by $119,000 and decreased unallocated expenses by $138,000 for the first quarter of 2013.
The Company's cash balance increased $5,058,000 during 2014 from $1,777,000 at the end of 2013 to $6,835,000 as of March 29, 2014.

a)	Net accounts receivable increased $4,920,000 at March 29, 2014 when compared to the prior year end which resulted from consolidated sales for March, 2014 increasing by 47 percent from December, 2013;

b)	Net inventories increased $2,233,000 as of March 29, 2014 compared to the end of 2013 entirely for BRISMET as inventory was purchased to support second quarter 2014 shipments;

c)
The Company generated cash during the first quarter of 2014 as accounts payable increased $10,248,000 as of March 29, 2014 from the prior year end as the large steel purchases in the first quarter of 2014 had favorable payment terms combined with the Company experiencing an expansion in the number of accounts payable days outstanding; and

d)	Capital expenditures for the first quarter of 2014 were $1,654,000, of which $729,000 was for the planned CRI expansion.
These items contributed to the Company having approximately $22,805,000 of fixed-rate bank debt outstanding as of March 29, 2014. Covenants under the various debt agreements include maintaining a certain Funded Debt to EBITDA ratio, a minimum tangible net worth and total liabilities to tangible net worth ratio. The Company is also limited to a maximum amount of capital expenditures per year, which is in line with the Company's current projected needs. The Company is in compliance with all debt covenants at March 29, 2014.

Outlook
The Company became profitable once again based upon the directives that management implemented in December 2013 and January 2014. We will continue to reduce and monitor the cost structure in all of our business units, improve the product mix at both BRISMET and Palmer, continue to penetrate new markets in the Specialty Chemicals Segment, and improve our bidding process for large projects at BRISMET and Synalloy Fabrication, which includes BristolFab and Ram-Fab. Management is pleased that all business units, with the exception of Synalloy Fabrication, reported results in excess of their targets in the first quarter of 2014.
The Metals Segment's business continues to be highly dependent on its customers' capital expenditures. We expect to see gradual improvements throughout 2014 with increased quoting activity and new project startups. It is too early to project whether pricing for commodity products will return to the more favorable levels of 2012, but we do expect solid improvement over 2013 pricing. Nickel prices, which result in stainless steel surcharges, have increased over 20 percent since the end of the year. If the Indonesian ban on ore exports remains in place, nickel prices have room to increase from their current levels. Our inventory gains and losses are determined by a number of factors including sales mix and the holding period of particular products. As a consequence, there may not be a direct correlation between the direction of stainless steel surcharges and inventory profits or losses at a particular point in time. Our experience has been that over the course of a business cycle, this volatility has tended towards zero. We believe we are the largest and most capable domestic producer of non-commodity stainless steel pipe and an effective producer of commodity stainless steel pipe. Our market position remains strong in the commodity pipe market and we continue to see strong order activity in special alloys. Management anticipates continued strong sales of fiberglass and steel tanks at Palmer as the oil drilling expansion continues in the Permian Basin and Eagle Ford Shale areas of Texas. During the remainder of 2014, we will continue to focus on gaining production efficiencies and improving our product mix.
Total fabrication backlog was $31,196,000 at March 29, 2014, $50,752,000 at December 28, 2013 and $24,008,000 at March 30, 2013. Management continues to address staffing levels, customer requirements and outsourcing opportunities as we work to complete the backlog, profitably and on schedule. Palmer backlog was $10,836,000 at March 29, 2014 and $11,477,000 at December 28, 2013. This amount is not available prior to December 28, 2013.
On April 29, 2014, the Company announced the planned closure of the Bristol Fabrication unit of Synalloy Fabrication, LLC ("Bristol Fab"). Bristol Fab incurred losses totaling $5,200,000 during the three year period 2011 through 2013. The collective bargaining agreement with the United Association of Journeyman and Apprentices of the Plumbing and Pipe Fitting Industry of the United States and Canada Local Union No. 538 (the "Union) expired in February 2014. The Company could not reach an agreement with the Union to reduce Bristol Fab's overall cost structure and return the unit to profitable levels. Upon closure of Bristol Fab, the Company is obligated to pay a withdrawal liability to the Union's pension fund of approximately $1,900,000. Additional costs associated with this closure cannot be determined at this time. The Company delivered WARN Notices to employees, union representatives and local elected officials on April 28, 2014. The closure of Bristol Fab is currently scheduled for June 27, 2014. This planned closure will not affect Ram-Fab, LLC, the Company's fabrication business located in Crossett, Arkansas, or any of the Company's other operating units.
Specialty Chemicals Segment's sales should improve throughout 2014 as both units aggressively pursue new business opportunities, evaluate product pricing, increase growth to direct customers and identify new sales opportunities for product offerings that have available production capacity. The Specialty Chemicals Segment's project pipeline is heavily weighted with oil and gas opportunities attained through new growth market penetration efforts, which should favorably impact the remainder of the year. Management expects operating margins to hold steady at current levels in spite of the anticipation of raw material price increases over the next quarter. The expansion of the CRI Tolling facility is on schedule with an anticipated completion date of late third quarter 2014.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
This quarterly report on Form 10-Q includes and incorporates by reference "forward-looking statements" within the meaning of the federal securities laws. All statements that are not historical facts are "forward-looking statements."The words "estimate," "project," "intend," "expect," "believe," "should," "anticipate," "hope," "optimistic," "plan," "outlook," "should," "could," "may" and similar expressions identify forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions; the impact of competitive products and pricing; product demand and acceptance risks; raw material and other increased costs; raw materials availability; employee relations; ability to maintain workforce by hiring trained employees; labor efficiencies; customer delays or difficulties in the production of products; new fracking regulations; a prolonged decrease in oil prices; unforeseen delays in completing the integrations of acquisitions; risks associated with mergers, acquisitions, dispositions and other expansion activities; financial stability of our customers; environmental issues; unavailability of debt financing on acceptable terms and exposure to increased market interest rate risk; inability to comply with covenants and ratios required by our debt financing arrangements; ability to weather an economic downturn; loss of consumer or investor confidence and other risks detailed from time-to-time in the Company's Securities and Exchange Commission filings. The Company assumes no obligation to update the information included in this quarterly report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risks
Information about the Company's exposure to market risk was disclosed in its Annual Report on Form 10-K for the year ended December 28, 2013, which was filed with the Securities and Exchange Commission on March 11, 2014. There have been no material quantitative or qualitative changes in market risk exposure since the date of that filing.

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

Item 1A. Risk Factors
There were no material changes in our assessment of risk factors as discussed in Part I, Item 1A in the Company's annual report on Form 10-K for the fiscal year ended December 28, 2013.

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

SYNALLOY CORPORATION
(Registrant)

Date: May 6, 2014	By:	/s/ Craig C. Bram
Craig C. Bram
President and Chief Executive Officer
(principal executive officer)

Date: May 6, 2014	By:	/s/ Richard D. Sieradzki
Richard D. Sieradzki
Vice President, Finance and Chief Financial Officer
(principal accounting and financial officer)