Form 10-Q
period 2014-06-28
SYNALLOY CORP
filed 2014-08-05
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 28, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
The number of shares outstanding of the registrant's common stock as of August 5, 2014 was 8,707,588.

Synalloy Corporation
Index

PART I	FINANCIAL INFORMATION
	Item 1.	Financial Statements
Condensed consolidated balance sheets - June 28, 2014 and December 28, 2013
Condensed consolidated statements of operations - Three and six month periods ended June 28, 2014 and June 29, 2013
Condensed consolidated statements of cash flows - Six months ended June 28, 2014 and June 29, 2013
Notes to condensed consolidated financial statements
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
	Item 4.	Controls and Procedures

Part II	OTHER INFORMATION
	Item 1.	Legal Proceedings
	Item 1A.	Risk Factors
	Item 6.	Exhibits
Signatures and Certifications

PART I
Item 1. FINANCIAL STATEMENTS
Synalloy Corporation
Condensed Consolidated Balance Sheets

	Jun 28, 2014	Dec 28, 2013
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$6,088,473	$1,776,763
Accounts receivable, less allowance for doubtful accounts of $1,157,288 and $1,079,288, respectively	41,637,616	34,089,364
Inventories, net	51,985,402	55,856,803
Deferred income taxes	3,747,854	3,776,647
Prepaid expenses and other current assets	4,956,953	4,111,775
Total current assets	108,416,298	99,611,352

Cash value of life insurance	2,055,419	2,007,419
Property, plant and equipment, net of accumulated
depreciation of $46,354,461 and $44,229,008, respectively	36,570,126	35,883,376
Goodwill	18,252,678	18,252,678
Intangible asset, net	6,285,000	6,930,000
Deferred charges, net and other non-current assets	363,191	575,546
Total assets	$171,942,712	$163,260,371

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$18,966,292	$12,430,290
Accrued expenses	11,356,202	9,511,528
Current portion of long-term debt	2,533,908	2,533,908
Other current liabilities	168,520	147,500
Total current liabilities	33,024,922	24,623,226

Long-term debt	19,637,756	20,904,708
Long-term contingent consideration	2,445,833	3,362,031
Deferred income taxes	7,573,999	7,573,999
Other long-term liabilities	698,594	698,294

Shareholders' equity
Common stock, par value $1 per share - authorized 12,000,000 shares; issued 10,300,000 shares	10,300,000	10,300,000
Capital in excess of par value	33,822,455	33,657,714
Retained earnings	78,514,163	76,337,597
	122,636,618	120,295,311
Less cost of common stock in treasury: 1,595,847 and 1,612,200 shares, respectively	14,075,010	14,197,198
Total shareholders' equity	108,561,608	106,098,113
Commitments and contingencies – See Note 11
Total liabilities and shareholders' equity	$171,942,712	$163,260,371

Note: The balance sheet at December 28, 2013 has been derived from the audited consolidated financial statements at that date.

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	Jun 28, 2014	Jun 29, 2013	Jun 28, 2014	Jun 29, 2013
Net sales	$58,796,633	$53,446,594	$111,683,108	$106,931,192

Cost of sales	49,428,433	46,698,407	94,411,906	93,961,022

Gross profit	9,368,200	6,748,187	17,271,202	12,970,170

Selling, general and administrative expense	4,676,177	4,087,392	8,850,338	8,242,406
Acquisition related costs	—	13,180	(3,146)	51,190
Operating income	4,692,023	2,647,615	8,424,010	4,676,574
Other (income) and expense
Interest expense	261,998	372,402	527,686	714,227
Change in fair value of interest rate swap	175,695	(495,430)	294,501	(633,109)
Palmer earn-out adjustment	(3,476,198)	—	(3,476,198)	—
Other, net	(6,645)	16,021	(6,645)	(194)

Income from continuing operations before income taxes	7,737,173	2,754,622	11,084,666	4,595,650
Provision for income taxes	1,991,000	931,000	3,126,000	1,535,000

Net income from continuing operations	5,746,173	1,823,622	7,958,666	3,060,650

(Loss) income from discontinued operations, net of tax	(5,345,886)	89,042	(5,782,100)	317,461

Net income	$400,287	$1,912,664	$2,176,566	$3,378,111

Net income per common share from continuing operations:
Basic	$0.66	$0.29	$0.92	$0.48
Diluted	$0.66	$0.28	$0.91	$0.48

Net (loss) income per common share from discontinued operations:
Basic	$(0.61)	$0.01	$(0.66)	$0.05
Diluted	$(0.61)	$0.01	$(0.66)	$0.05

Weighted average shares outstanding:
Basic	8,700,725	6,379,391	8,695,610	6,371,013
Dilutive effect from stock options and grants	10,662	58,636	9,353	58,872
Diluted	8,711,387	6,438,027	8,704,963	6,429,885

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	Jun 28, 2014	Jun 29, 2013
Operating activities
Net income	$2,176,566	$3,378,111
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	2,125,451	1,735,226
Amortization expense	684,701	796,483
Deferred income taxes	28,793	37,005
Palmer earn-out adjustment	(3,476,198)	—
Provision for (reduction of) losses on accounts receivable	78,000	(35,524)
Provision for losses on inventory	2,729,306	739,357
Gain on sale of property, plant and equipment	—	(3,911)
Cash value of life insurance	(48,000)	(53,999)
Change in fair value of interest rate swap	294,501	(633,109)
Environmental reserves	21,020	18,823
Issuance of treasury stock for director fees	110,501	127,989
Employee stock option and grant compensation	167,381	164,887
Changes in operating assets and liabilities:
Accounts receivable	(7,626,252)	(5,168,152)
Inventories	1,142,095	(7,682,335)
Other assets and liabilities, net	257,350	(741,932)
Accounts payable	6,536,002	6,946,676
Accrued expenses	4,262,728	(1,874,048)
Accrued income taxes	(1,073,089)	27,521
Net cash provided by (used in) operating activities	8,390,856	(2,220,932)
Investing activities
Purchases of property, plant and equipment	(2,812,201)	(3,062,159)
Proceeds from sale of property, plant and equipment	—	103,866
Net cash used in investing activities	(2,812,201)	(2,958,293)
Financing activities
Net borrowings from line of credit	—	5,337,965
Payments on long-term debt	(1,266,952)	(1,181,469)
Proceeds from exercised stock options	7	80,276
Net cash (used in) provided by financing activities	(1,266,945)	4,236,772
Increase (decrease) in cash and cash equivalents	4,311,710	(942,453)
Cash and cash equivalents at beginning of period	1,776,763	1,085,261
Cash and cash equivalents at end of period	$6,088,473	$142,808

Supplemental disclosure
Cash paid during the year for:
Interest	$470,385	$690,371
Income taxes	$1,647,700	$1,699,489

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 28, 2014

Unless indicated otherwise, the terms "Company," "we," "us," and "our" refer to Synalloy Corporation and its consolidated subsidiaries.

NOTE 1--BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included as required by Regulation S-X, Rule 10-01. Operating results for the three and six-month periods ended June 28, 2014, are not necessarily indicative of the results that may be expected for the year ending January 3, 2015. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 28, 2013.
On June 27, 2014, the Company completed the planned closure of the Bristol Fabrication unit of Synalloy Fabrication, LLC ("Bristol Fab"). See Note 12, Discontinued Operations, for further information regarding the closure. The Company's results of operations for its disposed Bristol Fab business have been presented as discontinued operations for all periods presented within the condensed consolidated statements of operations.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation in the accompanying condensed consolidated financial statements. These reclassifications had no material effect on previously reported results of operations or shareholders' equity.

NOTE 2--RECENTLY ADOPTED ACCOUNTING STANDARDS

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity", which changes the criteria for when the disposal of a component entity may be presented as discontinued operations. The standard requires that the disposal be considered a strategic shift (such as the disposal of a major geographical area, a major line of business, a major equity method investment, or other major part of an entity) which will have a major effect on a reporting entity's operating and financial results in order to be presented as discontinued operations. Disposals that do qualify for discontinued operations presentation will require expanded disclosure. ASU 2014-08 is effective for disposals which occur during annual periods beginning on or after December 15, 2014. The Company did not elect to early adopt the provisions of this ASU.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)", which changes the criteria for recognizing revenue. The standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard requires a five-step process for recognizing revenue including identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract, and recognizing revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact that ASU 2014-09 will have on its consolidated financial statements.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 28, 2014

NOTE 3--INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventories, net, are as follows:

	Jun 28, 2014	Dec 28, 2013
Raw materials	$21,322,927	$16,557,350
Work-in-process	12,820,610	20,402,032
Finished goods	17,841,865	18,897,421
	$51,985,402	$55,856,803

NOTE 4--STOCK OPTIONS AND RESTRICTED STOCK

During the first six months of 2014, stock options for 5,000 shares of common stock were exercised by officers and employees for an aggregate exercise price of $49,800. The Company repurchased 3,169 shares of common stock totaling $49,800. Stock compensation expense for the three and six month periods ended June 28, 2014 was approximately $87,000 and $167,000, respectively, while stock compensation expense for the three and six month periods ended June 29, 2013 was $84,000 and $165,000, respectively.
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
On April 24, 2014, the Company issued to its non-employee directors an aggregate of 7,088 shares of its common stock in lieu of a total of $110,500 of their annual cash retainer fees. The directors were given the option of receiving shares of common stock for all or any part of their annual retainer fee.
On September 30, 2013, the Company closed on an underwritten public offering of 2,000,000 shares of its common stock at a price of $15.75 per share. The underwriters also exercised their option to purchase and close upon an additional 300,000 shares of common stock at a price of $15.75 per share. The Company received net proceeds, after underwriting discounts and estimated expenses, of approximately $34,233,000. The Company is using the net proceeds from the offering to invest approximately $3,500,000 in new equipment for the CRI Tolling, LLC ("CRI Tolling") facility during 2014. The Company used $18,061,000 of the stock sale proceeds in 2013 to pay off the outstanding balance on the line of credit.

NOTE 5--INCOME TAXES
The Company did not have any unrecognized tax benefits accrued at June 28, 2014 and December 28, 2013. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal or state income tax examinations for years before 2009. The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 28, 2014

NOTE 6--PAYMENT OF DIVIDENDS
During 2013, the Company declared and paid a $0.26 per share dividend on December 3, 2013 for a total of $2,260,000. The Company's Board of Directors presently plans to review at the end of each fiscal year the financial performance and capital needed to support future growth to determine the amount of cash dividend, if any, which is appropriate.

NOTE 7--SEGMENT INFORMATION
The operating results of the Bristol Fab unit have been classified as discontinued operations and are not included in the operating results presented below. See Note 12, Discontinued Operations, for further information regarding the closure. The following table summarizes certain information regarding segments of the Company's continuing operations:

	Three Months Ended		Six Months Ended
	Jun 28, 2014	Jun 29, 2013	Jun 28, 2014	Jun 29, 2013
Net sales
Metals Segment	$41,941,000	$39,043,000	$78,392,000	$79,351,000
Specialty Chemicals Segment	16,856,000	14,404,000	33,291,000	27,580,000
	$58,797,000	$53,447,000	$111,683,000	$106,931,000
Operating income
Metals Segment	$4,041,000	$1,882,000	$7,027,000	$3,478,000
Specialty Chemicals Segment	1,715,000	1,596,000	3,357,000	2,889,000
	5,756,000	3,478,000	10,384,000	6,367,000
Unallocated expenses
Corporate	1,057,000	833,000	1,956,000	1,639,000
Acquisition related costs	—	13,000	(3,000)	51,000
Interest expense	262,000	372,000	528,000	714,000
Change in fair value of interest rate swap	176,000	(495,000)	294,000	(633,000)
Palmer earn-out adjustment	(3,476,000)	—	(3,476,000)	—
Income from continuing operations
before income taxes	$7,737,000	$2,755,000	$11,085,000	$4,596,000

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

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 28, 2014

The Company's most significant fair value estimates as of June 28, 2014 and December 28, 2013, respectively, related to purchase accounting adjustments in the CRI Tolling, as described further in Note 9 below, the re-measurement of the contingent consideration for Palmer of Texas Tanks, Inc. ("Palmer"), estimating the fair value of the reporting units in testing goodwill for impairment, estimating the fair value of the interest rate swap and providing disclosures of the fair values of financial instruments.
As of June 28, 2014 and December 28, 2013, the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and borrowings under the Company's term loan, which are based on variable interest rates, approximate their fair value.
The Company does not currently have any Level 1 financial assets or liabilities.  The Company has two Level 2 financial assets and liabilities. These are classified as Level 2 as they are not actively traded and are valued using pricing models that use observable market inputs.
The fair value of the interest rate swap contract entered into on August 21, 2012 resulted in an asset of $89,000 and $301,000 at June 28, 2014 and December 28, 2013, respectively. The interest rate swap was priced using discounted cash flow techniques which are corroborated by using non-binding market prices. Changes in its fair value were recorded in current assets or liabilities, as appropriate, with corresponding offsetting entries to other income (expense). Significant inputs to the discounted cash flow model include projected future cash flows based on projected one-month LIBOR and the average margin for companies with similar credit ratings and similar maturities.
The fair value of the interest rate swap contract entered into on September 3, 2013 resulted in a liability of $162,000 and $80,000 at June 28, 2014 and December 28, 2013, respectively. The interest rate swap was priced using discounted cash flow techniques which are corroborated by using non-binding market prices. Changes in its fair value were recorded in long-term assets or liabilities, as appropriate, with corresponding offsetting entries to other income (expense). Significant inputs to the discounted cash flow model include projected future cash flows based on projected one-month LIBOR and the average margin for companies with similar credit ratings and similar maturities.
The contingent consideration liability ("earn-out") is classified as Level 3. The amount of the total earn-out liability to the former shareholders of Palmer was determined using management's best estimate of earnings before interest, taxes, depreciation and amortization ("EBITDA") for the three-year period from the acquisition date which will determine the amount of the ultimate payment to be made. Factors such as volume increases, selling price increases and inflation were used to develop a base projection. Additional projected costs to improve employee turnover, safety, internal controls, etc. were deducted in order to determine projected EBITDA. The Company's cost of borrowing at inception was used to determine the present value of these expected payments. Each quarter-end, the Company re-evaluates the assumptions and adjusts to the estimated present value of the expected payments to be made. During the three months ended June 28, 2014, the Company reviewed the Palmer earn-out reserve for the second and third year payments. The Company does not expect the EBITDA threshold target of $5,825,000 for the period from August 22, 2013 to August 21, 2014 ("Year 2") to be attained, and therefore, the earn-out payment of $2,500,000 for Year 2 is not expected to be made to the former Palmer shareholders. Palmer's EBITDA during the three months ended December 28, 2013 and during the months of January and February of 2014 trailed the threshold EBITDA target. As a result, the Company determined that the threshold EBITDA target will not be achieved and adjusted the earn-out liability to the present value of the Company's current estimates by recognizing a gain of approximately $3,476,000 during the three months ended June 28, 2014. The Company does not expect Palmer to meet the EBITDA threshold target of $6,825,000 during the final twelve month earn-out period; however, it should reach the $5,825,000 threshold for year three.
The following table presents a summary of changes in fair value of the Company's Level 3 liabilities measured on a recurring basis for the six-month period ended June 28, 2014:

Level 3 Inputs
Balance at December 28, 2013	$5,862,031
Interest expense charged during 2014	60,000
Change in fair value of contingent consideration liability	(3,476,198)
Balance at June 28, 2014	$2,445,833

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 28, 2014

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 in the six-month period ended June 28, 2014 or year ended December 28, 2013. During the first six months of 2014, there have been no changes in the fair value methodologies used by the Company.

NOTE 9--ACQUISITIONS

Acquisition of Color Resources, LLC
In August 2013, the Company completed the purchase of the business assets of Color Resources, LLC (“CRI”) and the building and land located in Fountain Inn, South Carolina where CRI was the sole tenant (the “CRI Facility”). CRI Tolling, a South Carolina limited liability company and wholly-owned subsidiary of the Company, will continue CRI’s business as that of a toll manufacturer that provides outside manufacturing resources to global and regional chemical companies. On August 9, 2013, Synalloy purchased the CRI Facility for a total purchase price of $3,450,000. On August 26, 2013, the Company purchased certain assets and assumed certain operating liabilities of CRI through CRI Tolling for a total purchase price of $1,100,000. The assets purchased from CRI included accounts receivable, inventory, certain other assets, and equipment, net of assumed payables. With the acquisition of CRI and CRI Facility, the Company is currently expanding the Company's production capacity from its Cleveland, Tennessee facility to further penetrate existing markets, as well as develop new ones, including those in the energy industry. The Company viewed both the building and operating assets of CRI together as one business, capable of providing a return to ownership by expanding the segment's production capacity. Accordingly, the acquisition meets the definition of a business and the transaction was structured in a way that meets the definition of a business combination. CRI Tolling's results of operations since the acquisition date are reflected in the Company's condensed consolidated statements of operations.
The amount of CRI Tolling's revenues and pre-tax earnings included in the condensed consolidated statements of operation for the three month period ended June 28, 2014 was $1,484,000 and $90,000, respectively. The amount of CRI Tolling's revenues and pre-tax earnings included in the condensed consolidated statements of operation for the six month period ended June 28, 2014 was $3,071,000 and $163,000, respectively.

NOTE 10--FINANCING ARRANGEMENT
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

June 28, 2014

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

NOTE 12--DISCONTINUED OPERATIONS
On June 27, 2014, the Company completed the planned closure of the Bristol Fab unit. Bristol Fab incurred operating losses totaling $2,258,000 during the six month period ended June 28, 2014. The collective bargaining agreement with the United Association of Journeyman and Apprentices of the Plumbing and Pipe Fitting Industry of the United States and Canada Local Union No. 538 (the "Union") expired on February 15, 2014. The Company could not reach an agreement with the Union to reduce Bristol Fab's overall cost structure to a level which would return the unit to profitability. Upon closure of Bristol Fab, the Company is obligated to pay a withdrawal liability to the Union's pension fund of approximately $1,900,000 which is included in accrued expenses on the accompanying condensed consolidated balance sheet at June 28, 2014. The Company accrued a total of $6,988,000, which includes the pension withdrawal liability, for costs associated with the closure. Included in this amount is a non-cash charge for the disposal of inventory on hand of $3,026,000. These costs, along with all non-recurring expenses associated with Bristol Fab are included in discontinued operations on the accompanying condensed consolidated statement of operations.
The Company's results from discontinued operations are summarized below. These operating results for the three and six month periods ended June 28, 2014 and June 29, 2013, respectively, do not necessarily reflect what they would have been had the Bristol Fab unit not been classified as a discontinued operation.

	Three Months Ended		Six Months Ended
	Jun 28, 2014	Jun 29, 2013	Jun 28, 2014	Jun 29, 2013

Net sales	$4,557,000	$2,827,000	$9,512,000	$7,178,000
(Loss) income before income taxes	(7,666,000)	184,000	(8,303,000)	557,000
(Benefit from) provision for income taxes	(2,320,000)	95,000	(2,521,000)	240,000
Net (loss) income from discontinued operations	(5,346,000)	89,000	(5,782,000)	317,000

NOTE 13--SUBSEQUENT EVENTS

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion of certain significant factors that affected the Company during the three and six-month periods ended June 28, 2014.
Consolidated net sales from continuing operations for the second quarter of 2014 were $58,797,000, an increase of $5,350,000 or ten percent when compared to net sales from continuing operations for the second quarter of 2013 of $53,447,000. Net sales from continuing operations for the first six months of 2014 were $111,683,000, an increase of $4,752,000 or four percent from net sales from continuing operations of $106,931,000 for the same period of the prior year. For the second quarter of 2014 the Company recorded net earnings from continuing operations of $5,746,000, or $0.66 per share, a 215 percent increase when compared to net earnings from continuing operations of $1,824,000, or $0.28 per share for the same quarter in the prior year. Net earnings from continuing operations for the first six months of 2014 amounted to $7,959,000, or $0.91 per share, which represents an increase of 160 percent when compared to net earnings from continuing operations of $3,061,000, or $0.48 per share, for the first six months of 2013. As a result of the Company's common stock offering in September 2013, an additional 2,300,000 shares were sold and therefore are included in the weighted average share calculation for the second quarter and first six months of 2014. These additional shares have a dilutive effect when comparing all "per share" calculations for second quarter and first six months of 2014 with the same periods of the prior year.
On June 27, 2014 the Company completed the planned closure of Bristol Fab. The unit had an operating loss of approximately $2,258,000 in the first six months of 2014. Bristol Fab's collective bargaining agreement with the Union expired on February 15, 2014. Bristol Fab began negotiations with the Union in early January 2014. During negotiations, Bristol Fab sought concessions from the Union to reduce its overall cost structure such that it could operate profitably based on current market conditions and pricing. After months of negotiations with the Union, however, Bristol Fab was unable to reach an agreement that would allow Bristol Fab to operate profitably. Also, upon closure of the operation, the Company is legally obligated to pay a withdrawal liability to the Union's pension fund of over $1.9 million. Management believes the decision to close Bristol Fab leaves the overall Company stronger by eliminating a chronically unprofitable unit. The Company plans to reallocate management and other resources from Bristol Fab to other growth and acquisition initiatives within the Metals Segment. The Company realized a one-time charge in the second quarter of 2014 of $6,988,000 for costs associated with the closure of Bristol Fab. Included in this amount is a non-cash charge for the disposal of inventory of hand of $3,026,000. These costs, along with all non-recurring expenses associated with Bristol Fab are included in the respective financial statements as discontinued operations.
Metals Segment
Sales from continuing operations during the second quarter of 2014 totaled $41,941,000, an increase of $2,898,000 or seven percent from $39,043,000 for the same quarter last year. Sales from continuing operations for the first six months of 2014 were $78,392,000, a decrease of $959,000 or one percent from the first six months of 2013. Palmer's sales were relatively flat for the second quarter and first six months of 2014 when compared to the same periods of the prior year. Pipe and piping systems sales from continuing operations increased nine percent and decreased one percent for the second quarter and first six months, respectively, of 2014 when compared to the prior year. The pipe and piping systems sales increase for the second quarter resulted from a one percent decrease in average selling price combined with an eleven percent increase in average unit volumes. In the second quarter, the Metals Segment experienced commodity unit volumes decreasing seven percent while non-commodity unit volume increased 52 percent. Selling prices for commodity pipe increased approximately four percent while selling prices for non-commodity pipe decreased approximately 23 percent. The non-commodity price decrease was largely attributable to mix differences between the periods.

The pipe and piping systems sales decrease for the first six months of 2014 resulted from a three percent decrease in average selling prices combined with a two percent increase in average unit volumes. In the first six months of 2014, the Metals Segment experienced commodity unit volumes decreasing twelve percent while non-commodity unit volume increased 31 percent. Selling prices for commodity pipe were flat year-over-year while selling prices for non-commodity pipe decreased approximately 19 percent.

The Bechtel nuclear project was completed during the fourth quarter of 2013 which accounted for the decrease in Metals Segment sales in the first six months of 2014. The Segment also focused on obtaining an improved sales mix in 2014. Less profitable commodity pipe sales were replaced with higher margin commodity and special alloy welded stainless pipe shipments. Also, non-commodity unit volumes for the second quarter and first six months of 2014 were favorably affected by higher Synalloy Fabrication shipments. Special alloy inquiries, bookings and backlog remained strong in the second quarter of 2014.

The Metals Segment's operating income from continuing operations increased 115 percent to $4,041,000 for the second quarter of 2014 compared to $1,882,000 for the second quarter of 2013. Operating income from continuing operations for the first six months of 2014 for the Metals Segment increased $3,549,000 or 102 percent to $7,027,000 when compared to $3,478,000 for the first six months of the prior year. Operating income from continuing operations, which increased $2,159,000 and $3,549,000 for the second quarter and first six months of 2014, respectively, compared to the same periods of 2013, was impacted by the following factors:

a)
The Company-wide cost cutting initiatives implemented in January 2014 had a favorable effect on profitability for the first six months of 2014. The Segment is meeting or exceeding all of the financial metric targets that were implemented.

b)
As mentioned above, BRISMET's product mix changed significantly in 2014. New sales pricing tools have allowed the sales department to focus on profitable sales quotes while backing away from low margin business.

c)	With the favorable trade case ruling against Vietnam, Malaysia and Thailand, BRISMET realized improved margins on all small diameter pipe.

d)	Sales and operating income for 2013 were significantly affected by the low margin Bechtel nuclear project. The facility successfully converted that effort to higher margin products in 2014.

e)
As a result of rising nickel prices during 2014, inventory losses decreased for the second quarter and first six months of 2014 compared to the prior year. Inventory losses were approximately $60,000 and $697,000 for the second quarter and first six months of 2014, respectively, compared to inventory losses of approximately $641,000 and $1,207,000, respectively, for the same periods of 2013. The Company experienced an inventory gain of $163,000 in June, 2014.

Specialty Chemicals Segment
Sales for the Specialty Chemicals Segment in the second quarter of 2014 were $16,856,000, which represented a 17 percent increase from $14,404,000 for the same quarter of 2013. Sales for the first six months of 2014 were $33,291,000, an increase of $5,711,000 or 21 percent from $27,580,000 for the same period of 2013. Overall selling prices decreased nine percent and eleven percent in the second quarter and first six months of 2014 when compared to the same periods of 2013 due in part to a significant increase in usage of a lower cost raw material that is reflected in the selling price at Manufacturers Chemicals and generally lower average selling prices at CRI Tolling. Operating income for the second quarter of 2014 and 2013 was $1,715,000 and $1,596,000, respectively, an increase of seven percent. For the first six months of 2014, operating income was $3,357,000 compared to $2,889,000 for the same period of 2013, which represents an increase of 16 percent. CRI Tolling continues to outperform management's acquisition projections and had a positive impact on profitability during the first six months of 2014. The Specialty Chemicals Segment continues to focus on improving the product mix to higher margin products and controlling operating and support costs. At CRI Tolling, improving production capabilities by streamlining processes and adding necessary equipment will be a major focus. Manufacturers Chemicals will continue to focus on penetrating multiple new markets that will impact long-term organic growth.

On August 26, 2013, CRI Tolling completed the purchase of substantially all of the assets and assumed certain operating liabilities of CRI. Located in Fountain Inn, South Carolina, CRI Tolling will continue CRI's business as that of a toll manufacturer that provides outside manufacturing resources to global and regional chemical companies. The assets purchased from CRI included equipment and certain other assets and approximately $387,000 of inventory and accounts receivables, net of assumed payables. The total purchase price was $1,100,000. The Company acquired the building and land where CRI operates in a separate transaction on August 9, 2013 for approximately $3,500,000. The Company viewed both the building and operating assets of CRI together as one business, capable of providing a return to ownership by expanding the Segment's production capacity. Accordingly, the acquisition meets the definition of a business and the transaction is structured in a way that meets the definition of a business combination.

The Company funded the acquisition of CRI through a new term loan with the Company's bank, plus an increase in its line of credit.

Other Items
Consolidated selling, general and administrative expenses from continuing operations increased $589,000 to $4,676,000 or eight percent of sales from $4,087,000 or eight percent of sales for the second quarter of 2014 compared to 2013, respectively. For the first six months of 2014 compared to the same period of 2013, the expenses increased $608,000 to $8,850,000 or eight percent of sales from $8,242,000 or eight percent of sales. Approximately $288,000 and $541,000 of the increase arose from including CRI Tolling's selling, general and administrative expenses in the three and six month periods ended June 28, 2014, respectively, without any comparable costs for 2013. The remainder of the increase resulted from higher sales commissions associated with the sales increase experienced in the first six months of 2014 combined with higher management incentive expense as a result.

These increases were partially offset by lower professional fees, travel costs, and amortization expense for the first six months of 2014 compared to the same period of 2013.

Consolidated interest expense for the second quarter of 2014 was $262,000 compared to $372,000 for the second quarter of 2013. For the first six months, interest expense decreased to $528,000 for 2014 compared to $714,000 for 2013. The lower expense levels resulted from the Company paying off the outstanding balance of its line of credit in October 2013 with a portion of the proceeds from the September 30, 2013 public stock offering.

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

Also, as a result of continuing low interest rates, the change in the fair value of the interest rate swap contracts increased unallocated expenses for the second quarter of 2014 by $176,000 and decreased unallocated expenses by $495,000 for the second quarter of 2013. For the first six months of 2014, unallocated expenses increased by $294,000 for the change in the fair value of the interest rate swap contracts while decreasing unallocated expenses by $633,000 for the first six months of 2013.

During the second quarter, management reviewed the reserves for Palmer’s second and third year earn-out payments. The earn-out period runs from August 22nd to August 21st of the following year, with a threshold target of $5,825,000 in EBITDA in order for the former shareholders of Palmer to receive an earn-out payment of $2,500,000. An additional earn-out payment of $1,000,000 million can be achieved at $6,825,000 in EBITDA. While Palmer’s EBITDA results in the second quarter of this year exceeded the same period last year, EBITDA in the fourth quarter of 2013 and in January and February of this year, trailed the threshold EBITDA target required for the sellers to receive the base earn-out payment.

With approximately seven weeks remaining in the earn-out period (Year 2), management does not expect the threshold EBITDA target of $5,825,000 to be achieved. Looking out to the third and final year of the earn-out period, management does expect Palmer to achieve the threshold EBITDA target of $5,825,000. The Company remains pleased with Palmer’s performance to date and its prospects for the future; however, management does not expect the business unit to reach the $6,825,000 million level in the final earn-out period.

The amounts originally estimated for future earn-out payments and our current estimates are as follows:

	Original estimate	Current estimate	Difference
Year 2	$2,500,000	$—	$2,500,000
Year 3	3,500,000	2,500,000	1,000,000
Total	$6,000,000	$2,500,000	$3,500,000

During the second quarter of 2014, the Company recorded a one-time favorable adjustment at the parent company level of $3,476,000 to reduce the earn-out liability to the present value of our current estimate.

The Company's cash balance increased $4,312,000 during 2014 from $1,777,000 at the end of 2013 to $6,089,000 as of June 28, 2014.

a)	Net accounts receivable increased $7,548,000 at June 28, 2014 when compared to the prior year end which resulted from consolidated sales for June 2014 increasing by 55 percent from December 2013;

b)
Net inventories decreased $3,871,000 as of June 28, 2014 compared to the end of 2013 due to the closure of Bristol Fab. This amount was partially offset by increased inventories at BRISMET as inventory lead times were lengthened by both steel suppliers during 2014 and additional inventory was required to support third quarter 2014 shipments;

c)
The Company generated cash during the second quarter of 2014 as accounts payable increased $6,536,000 as of June 28, 2014 from the prior year end due to the timing of raw material purchases late in the second quarter of 2014 combined with the Company experiencing an expansion in the number of accounts payable days outstanding; and

d)	Capital expenditures for the first six months of 2014 were $2,812,000, of which $1,714,000 was for the planned CRI Facility expansion.

These items contributed to the Company having approximately $22,172,000 of fixed-rate bank debt outstanding as of June 28, 2014. Covenants under the various debt agreements include maintaining a certain Funded Debt to EBITDA ratio, a minimum tangible net worth and total liabilities to tangible net worth ratio. The Company is also limited to a maximum amount of capital expenditures per year, which is in line with the Company's current projected needs. The Company is in compliance with all debt covenants at June 28, 2014.

Outlook
The directives that management implemented in December 2013 and January 2014 remain in place. We will continue to reduce and monitor the cost structure in all of our business units, improve the product mix at both BRISMET and Palmer, and continue to penetrate new markets in the Specialty Chemicals Segment. Management is pleased that all remaining business units have reported results in excess of their targets thus far in 2014.

The Metals Segment's business continues to be highly dependent on its customers' capital expenditures. We expect to see additional improvements through the remainder of 2014 with increased quoting activity and new project startups. We expect continued improvement in the pricing of our commodity products over 2013 and will continue to focus on higher margin business opportunities. Nickel prices, which result in stainless steel surcharges, peaked during Mid-May, with an increase of approximately 50 percent since the end of the year. Since that time, nickel prices decreased slightly and stabilized in June at approximately 34 percent higher than the prior year-end value. If the Indonesian ban on ore exports remains in place, nickel prices have room to increase from their current levels. Our inventory gains and losses are determined by a number of factors including sales mix and the holding period of particular products. As a consequence, there may not be a direct correlation between the direction of stainless steel surcharges and inventory profits or losses at a particular point in time. Our experience has been that over the course of a business cycle, this volatility has tended towards zero.

We believe we are the largest and most capable domestic producer of non-commodity stainless steel pipe and an effective producer of commodity stainless steel pipe. Our market position remains strong in the commodity pipe market and we continue to see strong order activity in special alloys. Gulf coast activity remains vigorous for chemical, petro-chem, fertilizer and plastic end-user applications. Management anticipates continued strong sales of fiberglass and steel tanks at Palmer as the oil drilling expansion continues in the Permian Basin and Eagle Ford Shale areas of Texas. During the remainder of 2014, we will continue to focus on gaining production efficiencies and improving our product mix.

As a result of the closure of the BristolFab facility, all fabrication backlog amounts have been adjusted to include only those jobs assigned to our Ram-Fab location. Fabrication backlog was $17,427,000 at June 28, 2014, $33,453,000 at December 28, 2013 and $20,850,000 at June 29, 2013. Management continues to address staffing levels, customer requirements and outsourcing opportunities as we work to complete the backlog, profitably and on schedule. Palmer backlog was $11,843,000 at June 28, 2014 and $11,477,000 at December 28, 2013. Historical backlog information for Palmer is not available prior to December 28, 2013.

Specialty Chemicals Segment's sales should continue to show improvement throughout 2014 as both units aggressively pursue new business opportunities, evaluate product pricing, increase growth to direct customers and identify new sales opportunities for product offerings that have available production capacity. The Specialty Chemicals Segment's project pipeline is heavily weighted with oil and gas opportunities attained through new growth market penetration efforts, which should favorably impact the remainder of the year. Management expects operating margins to hold steady at current levels. The expansion of the CRI Facility is on schedule with an anticipated completion date of late third quarter 2014.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
This earnings release includes and incorporates by reference "forward-looking statements" within the meaning of the federal securities laws. All statements that are not historical facts are "forward-looking statements." The words "estimate," "project," "intend," "expect," "believe," "should," "anticipate," "hope," "optimistic," "plan," "outlook," "should," "could," "may" and similar expressions identify forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions; the impact of competitive products and pricing; product demand and acceptance risks; raw material and other increased costs; raw materials availability; employee relations; ability to maintain workforce by hiring trained employees; labor efficiencies; customer delays or difficulties in the production of products; new fracking regulations; a prolonged decrease in oil prices; unforeseen delays in completing the integrations of acquisitions; risks associated with mergers, acquisitions, dispositions and other expansion activities; financial stability of our customers; environmental issues; unavailability of debt financing on acceptable terms and exposure to increased market interest rate risk; inability to comply with covenants and ratios required by our debt financing arrangements; ability to weather an economic downturn; loss of consumer or investor confidence and other risks detailed from time-to-time in the Company's Securities and Exchange Commission filings. The Company assumes no obligation to update the information included in this release.

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

PART II

Item 1. Legal Proceedings
It is not unusual for us and our subsidiaries to be involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business involving, among other things, product liability, commercial, employment, workers' compensation, intellectual property claims and environmental matters. We establish reserves in a manner that is consistent with accounting principles generally accepted in the United States for costs associated with such matters when a liability is probable and those costs are capable of being reasonably estimated. We cannot predict with any certainty the outcome of these unresolved legal actions or the range of possible loss or recovery. Based on current information, however, we believe that the eventual outcome of these unresolved legal actions, either individually or in the aggregate, will not have a material adverse effect on our financial position, results of operations or cash flows.

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

SYNALLOY CORPORATION
(Registrant)

Date: August 5, 2014	By:	/s/ Craig C. Bram
Craig C. Bram
President and Chief Executive Officer
(principal executive officer)

Date: August 5, 2014	By:	/s/ Richard D. Sieradzki
Richard D. Sieradzki
Vice President, Finance and Chief Financial Officer
(principal accounting and financial officer)