Form 10-Q
period 2014-09-27
SYNALLOY CORP
filed 2014-11-04
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 27, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
The number of shares outstanding of the registrant's common stock as of November 4, 2014 was 8,709,126.

Synalloy Corporation
Index

PART I	FINANCIAL INFORMATION
	Item 1.	Financial Statements
Condensed consolidated balance sheets - September 27, 2014 and December 28, 2013
Condensed consolidated statements of operations - Three and nine month periods ended September 27, 2014 and September 28, 2013
Condensed consolidated statements of cash flows - Nine months ended September 27, 2014 and September 28, 2013
Notes to condensed consolidated financial statements
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
	Item 4.	Controls and Procedures

Part II	OTHER INFORMATION
	Item 1.	Legal Proceedings
	Item 1A.	Risk Factors
	Item 6.	Exhibits
Signatures and Certifications

PART I
Item 1. FINANCIAL STATEMENTS
Synalloy Corporation
Condensed Consolidated Balance Sheets

	Sep 27, 2014	Dec 28, 2013
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$20,747,522	$1,773,743
Accounts receivable, less allowance for doubtful accounts of $1,559,562 and $1,079,288, respectively	29,645,862	29,923,485
Inventories, net	48,047,605	51,495,912
Deferred income taxes	4,011,318	3,776,647
Prepaid expenses and other current assets	4,297,478	4,091,489
Current assets held for sale	—	8,550,076
Total current assets	106,749,785	99,611,352

Cash value of life insurance	2,079,419	2,007,419
Property, plant and equipment, net of accumulated
depreciation of $45,165,201 and $42,489,518, respectively	34,426,532	32,665,281
Goodwill	17,252,678	17,252,678
Intangible asset, net	5,962,500	6,930,000
Deferred charges, net and other non-current assets	428,865	575,546
Assets held for sale	—	4,218,095
Total assets	$166,899,779	$163,260,371

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$14,118,095	$11,440,573
Accrued expenses	12,366,051	9,182,369
Current portion of long-term debt	2,533,908	2,533,908
Other current liabilities	173,996	147,500
Current liabilities held for sale	—	1,318,876
Total current liabilities	29,192,050	24,623,226

Long-term debt	19,004,280	20,904,708
Long-term contingent consideration	—	3,362,031
Deferred income taxes	7,177,046	7,573,999
Other long-term liabilities	1,574,179	698,294

Shareholders' equity
Common stock, par value $1 per share - authorized 12,000,000 shares; issued 10,300,000 shares	10,300,000	10,300,000
Capital in excess of par value	33,938,122	33,657,714
Retained earnings	79,792,653	76,337,597
	124,030,775	120,295,311
Less cost of common stock in treasury: 1,590,874 and 1,612,200 shares, respectively	14,078,551	14,197,198
Total shareholders' equity	109,952,224	106,098,113
Commitments and contingencies – See Note 11
Total liabilities and shareholders' equity	$166,899,779	$163,260,371

Note: The balance sheet at December 28, 2013 has been derived from the audited consolidated financial statements at that date.

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sep 27, 2014	Sep 28, 2013	Sep 27, 2014	Sep 28, 2013
Net sales	$48,451,944	$49,212,219	$150,935,909	$150,349,608

Cost of sales	40,131,353	44,045,750	125,565,826	133,321,398

Gross profit	8,320,591	5,166,469	25,370,083	17,028,210

Selling, general and administrative expense	3,613,857	3,896,881	12,108,703	11,857,323
Acquisition related costs	210	152,294	(2,936)	203,484
Operating income	4,706,524	1,117,294	13,264,316	4,967,403
Other (income) and expense
Interest expense	261,168	362,386	788,854	1,076,613
Change in fair value of interest rate swap	(102,972)	106,437	191,527	(526,672)
Palmer earn-out adjustment	—	—	(3,476,197)	—
Bargain purchase gain from acquisition of CRI Tolling, LLC, net of taxes	—	(1,077,323)	—	(1,077,323)
Other, net	(150)	(84)	(6,796)	(278)

Income from continuing operations before income taxes	4,548,478	1,725,878	15,766,928	5,495,063
Provision for income taxes	1,371,000	245,000	4,557,000	1,500,000

Net income from continuing operations	3,177,478	1,480,878	11,209,928	3,995,063

(Loss) income from discontinued operations, net of tax	(1,898,988)	(19,417)	(7,754,872)	844,509

Net income	$1,278,490	$1,461,461	$3,455,056	$4,839,572

Net income per common share from continuing operations:
Basic	$0.36	$0.23	$1.29	$0.63
Diluted	$0.36	$0.23	$1.29	$0.62

Net (loss) income per common share from discontinued operations:
Basic	$(0.22)	$—	$(0.89)	$0.13
Diluted	$(0.22)	$—	$(0.89)	$0.13

Weighted average shares outstanding:
Basic	8,707,063	6,382,800	8,699,428	6,374,913
Dilutive effect from stock options and grants	38,776	60,704	15,782	59,655
Diluted	8,745,839	6,443,504	8,715,210	6,434,568

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	Sep 27, 2014	Sep 28, 2013
Operating activities
Net income	$3,455,056	$4,839,572
Loss (income) from discontinued operations, net of tax	7,754,872	(844,509)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	2,816,742	2,351,340
Amortization expense	1,027,105	1,190,458
Deferred income taxes	(631,624)	37,006
Bargain gain on acquisition of CRI Tolling, LLC, net of taxes	—	(1,077,323)
Palmer earn-out adjustment	(3,476,197)	—
Provision for (reduction of) losses on accounts receivable	593,042	(140,417)
Provision for losses on inventory	3,828,122	766,122
Gain on sale of property, plant and equipment	(8,000)	(3,911)
Cash value of life insurance	(72,000)	(81,000)
Change in fair value of interest rate swap	191,527	(526,672)
Environmental reserves	26,496	27,209
Issuance of treasury stock for director fees	110,501	127,989
Employee stock option and grant compensation	252,488	248,385
Changes in operating assets and liabilities:
Accounts receivable	(294,896)	(2,240,645)
Inventories	(476,615)	(7,084,054)
Other assets and liabilities, net	305,948	1,243,918
Accounts payable	2,656,999	7,077,454
Accrued expenses	4,036,683	(3,060,698)
Accrued income taxes	(469,849)	(60,291)
Net cash provided by continuing operating activities	21,626,400	2,789,933
Net cash provided by (used in) discontinued operating activities	189,471	(3,597,263)
Net cash provided by (used in) operating activities	21,815,871	(807,330)
Investing activities
Purchases of property, plant and equipment	(4,562,734)	(4,442,423)
Proceeds from sale of property, plant and equipment	8,000	103,866
Acquisition of CRI Tolling, LLC	—	(4,527,762)
Net cash used in investing activities of continuing operations	(4,554,734)	(8,866,319)
Net cash provided by (used in) discontinued investing activities	3,586,044	(112,779)
Net cash used in investing activities	(968,690)	(8,979,098)
Financing activities
Net borrowings from line of credit	—	6,372,083
Borrowings from long-term debt	—	4,033,250
Payments on long-term debt	(1,900,428)	(1,743,969)
Proceeds from exercised stock options	27,026	80,276
Net cash (used in) provided by financing activities	(1,873,402)	8,741,640
Increase (decrease) in cash and cash equivalents	18,973,779	(1,044,788)
Cash and cash equivalents at beginning of period	1,773,743	1,085,261
Cash and cash equivalents at end of period	$20,747,522	$40,473

Supplemental disclosure
Cash paid during the year for:
Interest	$719,287	$940,688
Income taxes	$2,112,877	$2,050,219

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 27, 2014

Unless indicated otherwise, the terms "Company," "we," "us," and "our" refer to Synalloy Corporation and its consolidated subsidiaries.

NOTE 1--BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included as required by Regulation S-X, Rule 10-01. Operating results for the three and nine-month periods ended September 27, 2014, are not necessarily indicative of the results that may be expected for the year ending January 3, 2015. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 28, 2013.
On August 29, 2014 the Company completed the sale of all of the issued and outstanding membership interests of its wholly owned subsidiary, Ram-Fab, LLC ("Ram-Fab"), to a subsidiary of Primoris Services Corporation. On June 27, 2014, the Company completed the planned closure of the Bristol Fabrication unit of Synalloy Fabrication, LLC ("Bristol Fab"). See Note 12, Discontinued Operations, for further information regarding the sale of Ram-Fab and the closure of Bristol Fab. The Company's financial results for its sold Ram-Fab and closed Bristol Fab businesses have been presented as discontinued operations for all periods presented in the accompanying condensed consolidated financial statements included in this Form 10-Q.
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

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 27, 2014

NOTE 3--INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventories, net, are as follows:

	Sep 27, 2014	Dec 28, 2013
Raw materials	$20,815,519	$16,557,350
Work-in-process	8,489,602	16,041,141
Finished goods	18,742,484	18,897,421
	$48,047,605	$51,495,912

NOTE 4--STOCK OPTIONS AND RESTRICTED STOCK

During the first nine months of 2014, stock options for 15,898 shares of common stock were exercised by officers and employees for an aggregate exercise price of $153,422. The Company repurchased 9,094 shares of common stock totaling $149,777. Stock compensation expense for the three and nine month periods ended September 27, 2014 was approximately $88,000 and $252,000, respectively, while stock compensation expense for the three and nine month periods ended September 28, 2013 was approximately $83,000 and $248,000, respectively.
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
On April 24, 2014, the Company issued to its non-employee directors an aggregate of 7,088 shares of its common stock in lieu of a total of $110,501 of their annual cash retainer fees. The directors were given the option of receiving shares of common stock for all or any part of their annual retainer fee.
On September 30, 2013, the Company closed on an underwritten public offering of 2,000,000 shares of its common stock at a price of $15.75 per share. The underwriters also exercised their option to purchase and close upon an additional 300,000 shares of common stock at a price of $15.75 per share. The Company received net proceeds, after underwriting discounts and estimated expenses, of approximately $34,233,000. The Company used a portion of the net proceeds from the offering to invest approximately $3,500,000 in new equipment for the CRI Tolling, LLC ("CRI Tolling") facility during 2014. The Company used $18,061,000 of the stock sale proceeds in 2013 to pay off the outstanding balance on the line of credit.

NOTE 5--INCOME TAXES
The Company did not have any material unrecognized tax benefits accrued at September 27, 2014 and December 28, 2013. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal or state income tax examinations for years before 2009. The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 27, 2014

NOTE 6--PAYMENT OF DIVIDENDS
During 2013, the Company declared and paid a $0.26 per share dividend on December 3, 2013 for a total of $2,260,000. The Company's Board of Directors presently plans to review at the end of each fiscal year the financial performance and capital needed to support future growth to determine the amount of cash dividend, if any, which is appropriate.

NOTE 7--SEGMENT INFORMATION
The operating results of the Bristol Fab and Ram-Fab units have been classified as discontinued operations and are not included in the operating results presented below. See Note 12, Discontinued Operations, for further information regarding the closure and sale of the related divisions. The following table summarizes certain information regarding segments of the Company's continuing operations:

	Three Months Ended		Nine Months Ended
	Sep 27, 2014	Sep 28, 2013	Sep 27, 2014	Sep 28, 2013
Net sales
Metals Segment	$32,899,000	$35,163,000	$102,091,000	$108,720,000
Specialty Chemicals Segment	15,553,000	14,049,000	48,845,000	41,630,000
	$48,452,000	$49,212,000	$150,936,000	$150,350,000
Operating income
Metals Segment	$3,840,000	$517,000	$11,000,000	$3,148,000
Specialty Chemicals Segment	1,416,000	1,576,000	4,772,000	4,466,000
	5,256,000	2,093,000	15,772,000	7,614,000
Unallocated expenses
Corporate	549,000	824,000	2,503,000	2,443,000
Acquisition related costs	—	152,000	(3,000)	203,000
Interest expense	261,000	362,000	789,000	1,077,000
Change in fair value of interest rate swap	(103,000)	106,000	192,000	(527,000)
Palmer earn-out adjustment	—	—	(3,476,000)	—
Bargain gain on CRI acquisition	—	(1,077,000)	—	(1,077,000)
Income from continuing operations
before income taxes	$4,549,000	$1,726,000	$15,767,000	$5,495,000

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

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 27, 2014

Estimates of fair value using levels 2 and 3 may require judgments as to the timing and amount of cash flows, discount rates, and other factors requiring significant judgment, and the outcomes may vary widely depending on the selection of these assumptions. The Company's most significant fair value estimates as of September 27, 2014 and December 28, 2013 related to purchase accounting adjustments in the CRI Tolling acquisition, as described further in Note 9, Acquisitions, below, the re-measurement of the contingent consideration for Palmer of Texas Tanks, Inc. ("Palmer"), estimating the fair value of the reporting units in testing goodwill for impairment, estimating the fair value of the interest rate swap and providing disclosures of the fair values of financial instruments.
As of September 27, 2014 and December 28, 2013, the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and borrowings under the Company's term loan, which are based on variable interest rates, approximate their fair value.
The Company does not currently have any Level 1 financial assets or liabilities.  The Company has two Level 2 financial assets and liabilities. These are classified as Level 2 as they are not actively traded and are valued using pricing models that use observable market inputs.
The fair value of the interest rate swap contract entered into on August 21, 2012 resulted in an asset of $174,000 and $301,000 at September 27, 2014 and December 28, 2013, respectively. The interest rate swap was priced using discounted cash flow techniques which are corroborated by using non-binding market prices. Changes in its fair value were recorded in current assets or liabilities, as appropriate, with corresponding offsetting entries to other income (expense). Significant inputs to the discounted cash flow model include projected future cash flows based on projected one-month LIBOR and the average margin for companies with similar credit ratings and similar maturities.
The fair value of the interest rate swap contract entered into on September 3, 2013 resulted in a liability of $145,000 and $80,000 at September 27, 2014 and December 28, 2013, respectively. The interest rate swap was priced using discounted cash flow techniques which are corroborated by using non-binding market prices. Changes in its fair value were recorded in long-term assets or liabilities, as appropriate, with corresponding offsetting entries to other income (expense). Significant inputs to the discounted cash flow model include projected future cash flows based on projected one-month LIBOR and the average margin for companies with similar credit ratings and similar maturities.
The contingent consideration liability ("earn-out") is classified as Level 3. The amount of the total earn-out liability to the former shareholders of Palmer was determined using management's best estimate of earnings before interest, taxes, depreciation and amortization ("EBITDA") for the three-year period from the acquisition date which will determine the amount of the ultimate payment to be made. Factors such as volume increases, selling price increases and inflation were used to develop a base projection. Additional projected costs to improve employee turnover, safety, internal controls, etc. were deducted in order to determine projected EBITDA. The Company's cost of borrowing at inception was used to determine the present value of these expected payments. Each quarter-end, the Company re-evaluates the assumptions and adjusts to the estimated present value of the expected payments to be made. During the three months ended June 28, 2014, the Company reviewed the Palmer earn-out reserve for the second and third year payments and determined that the EBITDA threshold target of $5,825,000 for the period from August 22, 2013 to August 21, 2014 ("Year 2") would not be attained, and therefore, the earn-out payment of $2,500,000 for Year 2 was not made to the former Palmer shareholders. As a result, the Company adjusted the earn-out liability to the present value of the Company's current estimates by recognizing a gain of approximately $3,476,000 during the second quarter. The Company does not expect Palmer to meet the EBITDA threshold target of $6,825,000 during the final twelve month earn-out period; however, it should reach the $5,825,000 threshold for year three.
The following table presents a summary of changes in fair value of the Company's Level 3 liabilities measured on a recurring basis for the nine-month period ended September 27, 2014:

Level 3 Liabilities
Balance at December 28, 2013	$5,862,031
Interest expense charged during 2014	72,500
Change in fair value of contingent consideration liability	(3,476,197)
Balance at September 27, 2014	$2,458,334

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 27, 2014

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 in the nine-month period ended September 27, 2014 or year ended December 28, 2013. During the first nine months of 2014, there have been no changes in the fair value methodologies used by the Company.

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
The amount of CRI Tolling's revenues and pre-tax earnings included in the condensed consolidated statements of operation for the three month period ended September 27, 2014 was $1,452,000 and $61,000, respectively. The amount of CRI Tolling's revenues and pre-tax earnings included in the condensed consolidated statements of operation for the nine month period ended September 27, 2014 was $4,524,000 and $224,000, respectively.

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

September 27, 2014

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

NOTE 12--DISCONTINUED OPERATIONS
On August 29, 2014, the Company completed the sale of all of the issued and outstanding membership interests of its wholly owned subsidiary, Ram-Fab, a South Carolina limited liability company, to a subsidiary of Primoris Services Corporation. The transaction was valued at less than $10 million, which consideration included cash at closing, the Company's ability to receive potential future earn-out payment(s) and the retention of specified Ram-Fab current assets. The Company recognized a one-time charge in the third quarter of $1,996,000 for costs associated with the closure plus a $947,000 loss on sale of Ram-Fab. These charges, along with all non-recurring expenses associated with Ram-Fab, are included in the respective financial statements as discontinued operations on the accompanying condensed consolidated statements of operations. Ram-Fab was reported as part of the Metals Segment.
On June 27, 2014, the Company completed the planned closure of the Bristol Fab unit. Bristol Fab incurred operating losses totaling $2,258,000 during the six month period ended June 28, 2014. The collective bargaining agreement with the United Association of Journeyman and Apprentices of the Plumbing and Pipe Fitting Industry of the United States and Canada Local Union No. 538 (the "Union") expired on February 15, 2014. After months of negotiations with the Union, Bristol Fab was unable to reach an agreement. Also, upon closure of the operation, the Company is obligated to pay a withdrawal liability to the Union's pension fund of approximately $1,900,000 which is included in accrued expenses on the accompanying condensed consolidated balance sheet at September 27, 2014. The Company accrued a total of $6,988,000, which includes the pension withdrawal liability, for costs associated with the closure. Included in this amount is a non-cash charge for the disposal of inventory on hand of $3,026,000. These costs, along with all non-recurring expenses associated with Bristol Fab are included in discontinued operations on the accompanying condensed consolidated statements of operations. Bristol Fab was reported as part of the Metals Segment.
The Company's results from discontinued operations are summarized below. These operating results for the three and nine month periods ended September 27, 2014 and September 28, 2013, respectively, do not necessarily reflect what they would have been had the Bristol Fab and Ram-Fab units not been classified as discontinued operations.

	Three Months Ended		Nine Months Ended
	Sep 27, 2014	Sep 28, 2013	Sep 27, 2014	Sep 28, 2013

Net sales	$3,252,000	$5,185,000	$21,963,000	$18,156,000
(Loss) income before income taxes	$(2,862,000)	$(1,000)	$(11,299,000)	$1,383,000
(Benefit from) provision for income taxes	(963,000)	18,000	(3,544,000)	538,000
Net (loss) income from discontinued operations	$(1,899,000)	$(19,000)	$(7,755,000)	$845,000

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 27, 2014

Assets and liabilities held for sale were comprised of the following at December 28, 2013:

Dec 28, 2013
Assets
Accounts receivable, net	$4,168,899
Inventory, net	4,360,891
Prepaid expenses	20,286
Total current assets held for sale	$8,550,076

Property, plant, and equipment, net	$3,218,095
Goodwill	1,000,000
Total noncurrent assets held for sale	$4,218,095

Liabilities
Accounts payable	$989,717
Accrued expenses	329,159
Total current liabilities held for sale	$1,318,876

NOTE 13--SUBSEQUENT EVENTS

The Company performs an evaluation of events that occur after the balance sheet date but before the condensed consolidated financial statements are issued for potential recognition or disclosure of such events in its condensed consolidated financial statements. The Company evaluated subsequent events through the date that the condensed consolidated financial statements were issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion of certain significant factors that affected the Company during the three and nine-month periods ended September 27, 2014.
Consolidated net sales from continuing operations for the third quarter of 2014 were $48,452,000, a decrease of $760,000 or two percent when compared to net sales from continuing operations for the third quarter of 2013 of $49,212,000. Net sales from continuing operations for the first nine months of 2014 were $150,936,000 which approximated the net sales from continuing operations of $150,350,000 for the same period of the prior year. For the third quarter of 2014 the Company recorded net earnings from continuing operations of $3,178,000, or $0.36 per share, a 115 percent increase when compared to net earnings from continuing operations of $1,481,000, or $0.23 per share for the same quarter in the prior year. Net earnings from continuing operations for the first nine months of 2014 amounted to $11,210,000, or $1.29 per share, which represents an increase of 181 percent when compared to net earnings from continuing operations of $3,995,000, or $0.62 per share, for the first nine months of 2013. As a result of the Company's common stock offering in September 2013, an additional 2,300,000 shares were sold and therefore are included in the weighted average share calculation for the third quarter and first nine months of 2014. These additional shares have a dilutive effect when comparing all "per share" calculations for the third quarter and first nine months of 2014 with the same periods of the prior year.
On August 29, 2014, the Company completed the sale of all of the issued and outstanding membership interests of its wholly owned subsidiary Ram-Fab, a South Carolina limited liability company, to a subsidiary of Primoris Services Corporation. The transaction was valued at less than $10 million, which consideration included cash at closing, Synalloy's ability to receive potential future earn-out payment(s) and the retention of specified Ram-Fab current assets. The Company realized a one-time charge in the third quarter of 2014 of $1,996,000 for costs associated with the closure plus a $947,000 charge to write off the Company's investment in Ram-Fab. These charges, along with all non-recurring expenses associated with Ram-Fab are included in the respective financial statements as discontinued operations. Ram-Fab was reported as a part of the Metals Segment.
On June 27, 2014 the Company completed the planned closure of Bristol Fab. The unit lost approximately $2,258,000 in the first six months of 2014. Bristol Fab's collective bargaining agreement with the Union expired on February 15, 2014. After months of negotiations with the Union, Bristol Fab was unable to reach an agreement. Also, upon closure of the operation, the Company is legally obligated to pay a withdrawal liability to the Union's pension fund of over $1.9 million. The Company realized a one-time charge in the second quarter of 2014 of $6,988,000 for costs associated with the closure of Bristol Fab. Included in this amount is a non-cash charge for the disposal of inventory on hand of $3,026,000. These costs, along with all non-recurring expenses associated with Bristol Fab are included in the respective financial statements as discontinued operations. Bristol Fab was reported as a prt of the Metals Segment.
Metals Segment
Sales from continuing operations during the third quarter of 2014 totaled $32,899,000, a decrease of $2,264,000 or six percent from $35,163,000 for the same quarter last year. Sales from continuing operations for the first nine months of 2014 were $102,091,000, a decrease of $6,629,000 or six percent from the first nine months of 2013. Storage tank sales decreased 25 percent and nine percent for the third quarter and first nine months of 2014 when compared to the same periods of the prior year. Pipe sales from continuing operations increased one percent and decreased five percent for the third quarter and first nine months, respectively, of 2014 when compared to the prior year. The pipe sales increase for the third quarter resulted from a four percent increase in average unit volumes partially offset by a three percent decrease in average selling prices. In the third quarter, the Metals Segment experienced commodity unit volumes increasing nine percent while non-commodity unit volume decreased seven percent. Selling prices for commodity pipe increased approximately 20 percent while selling prices for non-commodity pipe decreased approximately 15 percent. The non-commodity price decrease was largely attributable to mix differences between the periods.

The pipe sales decrease for the first nine months of 2014 resulted from a three percent increase in average unit volumes combined with an eight percent decrease in average selling prices. In the first nine months of 2014, the Metals Segment experienced commodity unit volumes decreasing six percent while non-commodity unit volume increased 24 percent. Selling prices for commodity pipe increased six percent while selling prices for non-commodity pipe decreased 27 percent.

The entire shortfall in storage tank sales for 2014 when compared to 2013 occurred in the third quarter of 2014 as a result of a large salt water disposal project which was shipped during the third quarter of 2013 combined with the negative effect of tropical cyclone Odile that produced approximately nine inches of rain over a ten day period in mid-September. Tank orders remain strong as evidenced by the 14 percent increase in backlog during the third quarter of 2014, and the majority of the sales shortfall experienced during the third quarter should be recovered during the fourth quarter of 2014.

The Bechtel nuclear project which was completed during the fourth quarter of 2013 accounted for the decrease in Metals Segment sales in the third quarter and first nine months of 2014. The Segment also focused on obtaining an improved sales mix in 2014. Less profitable commodity pipe sales were replaced with higher margin commodity and special alloy welded stainless pipe shipments. Special alloy inquiries, bookings and backlog remained strong in the third quarter of 2014.

The Metals Segment's operating income from continuing operations increased 643 percent to $3,840,000 for the third quarter of 2014 compared to $517,000 for the third quarter of 2013. Operating income from continuing operations for the first nine months of 2014 for the Metals Segment increased $7,852,000, or 249 percent, to $11,000,000 when compared to $3,148,000 for the first nine months of the prior year. Operating income from continuing operations, which increased $3,323,000 and $7,852,000 for the third quarter and first nine months of 2014, respectively, compared to the same periods of 2013, was impacted by the following factors:

a)
The Company-wide cost cutting initiatives implemented in January 2014 had a favorable effect on profitability for the first nine months of 2014. The Segment is meeting or exceeding all of the financial metric targets that were implemented.

b)
As a result of tropical cyclone Odile, Palmer lost five shipping days during September 2014. The inability to ship product during that time is estimated to have a negative effect on net income of approximately $198,000 and resulted in consolidated earnings per share being unfavorably affected by $0.023 per share.

c)
The Company experienced higher medical claims during the third quarter 2014 which resulted in a higher cost allocation to both segments. The increased average medical claims lowered third quarter earnings per share by approximately $0.016 per share.

d)
As mentioned above, BRISMET's product mix changed significantly in 2014. New sales pricing tools have allowed the sales department to focus on profitable sales quotes while backing away from low margin business.

e)	Sales and operating income for 2013 were significantly affected by the low margin Bechtel nuclear project. The BRISMET facility successfully converted that effort to higher margin products in 2014.

f)
As a result of rising nickel prices during 2014, the Company experienced inventory gains of approximately $808,000 and $110,000 for the third quarter and first nine months of 2014, respectively, compared to inventory losses of approximately $1,424,000 and $2,631,000, respectively, for the same periods of 2013.

Specialty Chemicals Segment
Sales for the Specialty Chemicals Segment in the third quarter of 2014 were $15,553,000, which represented an eleven percent increase from $14,049,000 for the same quarter of 2013. Sales for the first nine months of 2014 were $48,845,000, an increase of $7,215,000 or 17 percent from $41,630,000 for the same period of 2013. Overall selling prices decreased eight percent and ten percent in the third quarter and first nine months, respectively, of 2014 when compared to the same periods of 2013 due in part to a significant increase in usage of a lower cost raw material that is reflected in the selling price at Manufacturers Chemicals and generally lower average selling prices at CRI Tolling. Operating income for the third quarter of 2014 and 2013 was $1,416,000 and $1,576,000, respectively, a decrease of ten percent. For the first nine months of 2014, operating income was $4,772,000 compared to $4,466,000 for the same period of 2013, which represents an increase of seven percent. CRI Tolling continues to outperform management's acquisition projections and had a positive impact on profitability during the first nine months of 2014. The Specialty Chemicals Segment continues to focus on improving the product mix to higher margin products and controlling operating and support costs. At CRI Tolling, improving production capabilities by streamlining processes and adding necessary equipment will be a major focus. Manufacturers Chemicals will continue to focus on penetrating multiple new markets that will impact long-term organic growth.
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

Other Items
Consolidated selling, general and administrative expenses from continuing operations decreased $283,000 to $3,614,000 or seven percent of sales from $3,897,000 or eight percent of sales for the third quarter of 2014 compared to 2013. For the first nine months of 2014 compared to the same period of 2013, the expenses increased $251,000 to $12,109,000 or eight percent of sales from $11,857,000 or eight percent of sales. Approximately $197,000 and $738,000 of the increase arose from including CRI Tolling's selling, general and administrative expenses in the three and nine month periods ended September 27, 2014, respectively, with only comparable costs for 2013 for the period of August 26, 2013 to September 28, 2013. The remainder of the increase resulted from higher sales commissions associated with the sales increase experienced in the first nine months of 2014 combined with higher management incentive expense. These increases were partially offset by lower professional fees, travel costs, and amortization expense for the first nine months of 2014 compared to the same period of 2013.

Consolidated interest expense for the third quarter of 2014 was $261,000 compared to $362,000 for the third quarter of 2013. For the first nine months, interest expense decreased to $789,000 for 2014 compared to $1,077,000 for 2013. The lower expense levels resulted from the Company paying off the outstanding balance of its line of credit in October 2013 with a portion of the proceeds from the September 30, 2013 public stock offering.

In connection with the acquisition of CRI, on August 9, 2013 the Company amended its credit agreement for a new ten-year term loan in the amount of $4,033,000, with monthly principal payments customized to account for the 20 year amortization of the real estate assets combined with a five year amortization of the equipment assets purchased. In conjunction with the new term loan, to mitigate the variability of interest rate risk, the Company entered into an interest rate swap contract on September 3, 2013. The interest rate swap is for an initial notional amount of $4,033,250 with a fixed interest rate of 4.83 percent and runs for ten years to August 19, 2023, which equates to the due date of the term loan. The notional amount of the interest rate swap decreases as monthly principal payments are made.

Also, the change in the fair value of the interest rate swap contracts decreased unallocated expenses for the third quarter of 2014 by $103,000 and increased unallocated expenses by $106,000 for the third quarter of 2013. For the first nine months of 2014, unallocated expenses increased by $192,000 for the change in the fair value of the interest rate swap contracts while decreasing unallocated expenses by $527,000 for the first nine months of 2013.

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

At the end of the second quarter 2014, with approximately seven weeks remaining in the earn-out period, management did not expect the threshold EBITDA target of $5,825,000 to be achieved. Looking out to the third and final year of the earn-out period, management does expect Palmer to achieve the threshold EBITDA target of $5,825,000. The Company remains pleased with Palmer’s performance to date and its prospects for the future, however management does not expect the business unit to reach the $6,825,000 level in the final earn-out period.

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

As noted in the Specialty Chemicals Segment section, the Company realized a $1,077,000 bargain purchase gain net of deferred taxes from the acquisition of CRI in the third quarter of 2013. The gain resulted primarily from the fair value of land, building and equipment exceeding the cost paid for these assets. The total amount of the gain was approximately $1,678,000. The Company reduced this amount by approximately $601,000 to establish a deferred tax liability to provide for future book to tax depreciation differences. The net bargain purchase gain of $1,077,000 is not taxable for federal or state purposes and was removed from the 2013 third quarter and year-to-date tax provision.

The Company's cash balance increased $18,974,000 during 2014 from $1,774,000 at the end of 2013 to $20,748,000 as of September 27, 2014.
a) The Company received approximately $3,610,000 from the sale of Ram-Fab;

b)
Net accounts receivable decreased $277,000 at September 27, 2014 when compared to the prior year end which resulted from lower storage tank sales during the third quarter of 2014 combined with the closing of Bristol Fab during 2014;

c)	Net inventories decreased $3,448,000 as of September 27, 2014 compared to the end of 2013 as a result of closing Bristol Fab during 2014 which had $5,174,000 of inventory on hand at the end of 2013;

d)
The Company generated cash during the third quarter of 2014 as accounts payable increased $2,677,000 as of September 27, 2014 from the prior year end due to the timing of raw material purchases in the third quarter of 2014 combined with the Company experiencing an expansion in the number of accounts payable days outstanding; and

e)	Capital expenditures for the first nine months of 2014 were $4,563,000, of which $2,953,000 was for the planned CRI expansion.
These items contributed to the Company having approximately $21,538,000 of fixed-rate bank debt outstanding as of September 27, 2014. Covenants under the various debt agreements include maintaining a certain Funded Debt to EBITDA ratio, a minimum tangible net worth and total liabilities to tangible net worth ratio. The Company is also limited to a maximum amount of capital expenditures per year, which is in line with the Company's current projected needs. The Company is in compliance with all debt covenants at September 27, 2014.
Outlook
During 2014, Synalloy sold or closed two under performing subsidiaries. Management believes the decision to close Bristol Fab and sell Ram-Fab leaves the overall Company stronger by eliminating chronically unprofitable units. The Company reallocated management and other resources to other growth and acquisition initiatives within the Metals Segment.
The Company will continue to reduce and monitor the cost structure in all of our business units, improve the product mix at both the pipe and storage tank facilities, and continue to penetrate new markets in the Specialty Chemicals Segment. Management is pleased that all remaining business units have reported results in excess of their targets thus far in 2014. With its strong balance sheet combined with the excellent performance of its current operating units, we are well positioned to pursue accretive acquisitions for the Company.
The Metals Segment's business continues to be highly dependent on its customers' capital expenditures. We expect to see additional improvements through the remainder of 2014 with increased quoting activity and new project startups. We expect continued improvement in the pricing of our commodity products over 2013 and will continue to focus on higher margin business opportunities. Nickel prices, which result in stainless steel surcharges, peaked during mid-May, with an increase of approximately 50 percent since the end of the year. Since that time, nickel prices fell back slightly from the high with third quarter prices being approximately 23 percent higher than the prior year-end value. Through October 16, 2014, nickel prices decreased another 11 percent. If the Indonesian ban on ore exports remains in place, nickel prices have room to increase from their current levels. Our inventory gains and losses are determined by a number of factors including sales mix and the holding period of particular products. As a consequence, there may not be a direct correlation between the direction of stainless steel surcharges and inventory profits or losses at a particular point in time. Our experience has been that over the course of a business cycle, this volatility has tended towards zero.
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
The storage tank backlog was $13,547,000 at September 27, 2014 and $11,477,000 at December 28, 2013. Historical backlog information is not available prior to December 28, 2013.

Specialty Chemicals Segment's sales should continue to show improvement for the remainder of 2014 and well into 2015 as both units aggressively pursue new business opportunities, evaluate product pricing, increase growth to direct customers and identify new sales opportunities for product offerings that have available production capacity. The Specialty Chemicals Segment's project pipeline is heavily weighted with oil and gas opportunities attained through new growth market penetration efforts, which should favorably impact the remainder of the year. Management expects operating margins to hold steady at current levels. The expansion of the CRI Tolling facility is currently scheduled to be on line at the end of November 2014 and the Company already entered into a three-year tolling agreement for items to be produced from this new production line.
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

SYNALLOY CORPORATION
(Registrant)

Date: November 4, 2014	By:	/s/ Craig C. Bram
Craig C. Bram
President and Chief Executive Officer
(principal executive officer)

Date: November 4, 2014	By:	/s/ Richard D. Sieradzki
Richard D. Sieradzki
Vice President, Finance and Chief Financial Officer
(principal accounting and financial officer)