Form 10-K
period 2015-01-03
SYNALLOY CORP
filed 2015-03-17
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 3, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 0-19687
SYNALLOY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	57-0426694
(State of incorporation)	(I.R.S. Employer Identification No.)
775 Spartan Blvd, Suite 102, P.O. Box 5627, Spartanburg, South Carolina 29304
(Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (864) 585-3605
Securities registered pursuant to Section 12(b) of the Act	Name of each exchange on which registered:
Common Stock, $1.00 Par Value	NASDAQ Global Market
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Based on the closing price as of June 27, 2014, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $135.6 million. Based on the closing price as of March 4, 2015, the aggregate market value of common stock held by non-affiliates of the registrant was $122.9 million. The registrant did not have any non-voting common equity outstanding at either date.
The number of shares outstanding of the registrant's common stock as of March 4, 2015 was 8,710,302.
Documents Incorporated By Reference
Portions of the Proxy Statement for the 2015 annual shareholders' meeting are incorporated by reference into Part III of this Form 10-K.

Synalloy Corporation
Form 10-K
For Period Ended January 3, 2015

Forward-Looking Statements
This Annual Report on Form 10-K includes and incorporates by reference "forward-looking statements" within the meaning of the federal securities laws. All statements that are not historical facts are forward-looking statements. The words "estimate," "project," "intend," "expect," "believe," "should," "anticipate," "hope," "optimistic," "plan," "outlook," "should," "could," "may" and similar expressions identify forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions; the impact of competitive products and pricing; product demand and acceptance risks; raw material and other increased costs; raw materials availability; employee relations; ability to maintain workforce by hiring trained employees; labor efficiencies; customer delays or difficulties in the production of products; new fracking regulations; a prolonged decrease in oil prices; unforeseen delays in completing the integrations of acquisitions; risks associated with mergers, acquisitions, dispositions and other expansion activities; financial stability of our customers; environmental issues; unavailability of debt financing on acceptable terms and exposure to increased market interest rate risk; inability to comply with covenants and ratios required by our debt financing arrangements; ability to weather an economic downturn; loss of consumer or investor confidence and other risks detailed from time-to-time in Synalloy Corporation's Securities and Exchange Commission filings. Synalloy Corporation assumes no obligation to update any forward-looking information included in this Annual Report on Form 10-K.

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
The Company's business is divided into two segments, the Metals Segment and the Specialty Chemicals Segment. The Metals Segment operates as Bristol Metals, LLC ("BRISMET"), a wholly-owned subsidiary of Synalloy Metals, Inc., Palmer of Texas Tanks, Inc. ("Palmer") and Specialty Pipe & Tube, Inc. ("Specialty"). BRISMET manufactures stainless steel and other alloy pipe. Palmer manufactures liquid storage solutions and separation equipment, and Specialty is a master distributor of seamless carbon pipe and tube. The Metals Segment's markets include the chemical, petrochemical, pulp and paper, mining, power generation (including nuclear), water and waste water treatment, liquid natural gas ("LNG"), brewery, food processing, petroleum, pharmaceutical and other industries. The Specialty Chemicals Segment operates as Manufacturers Chemicals, LLC ("MC"), a wholly-owned subsidiary of Manufacturers Soap and Chemical Company, located in Cleveland, Tennessee and CRI Tolling, LLC ("CRI Tolling"), located in Fountain Inn, South Carolina. The Specialty Chemicals Segment produces specialty chemicals for the chemical, paper, metals, mining, agricultural, fiber, paint, textile, automotive, petroleum, cosmetics, mattress, furniture, janitorial and other industries.
General
Metals Segment – This segment is comprised of three wholly-owned subsidiaries: Synalloy Metals, Inc., which owns 100 percent of Bristol Metals, LLC, located in Bristol, Tennessee; Palmer of Texas Tanks, Inc., located in Andrews, Texas; and Specialty Pipe & Tube, Inc., located in Mineral Ridge, Ohio and Houston, Texas.
BRISMET manufactures welded pipe, primarily from stainless steel, but also from other corrosion-resistant metals. Pipe is produced in sizes from one-half inch to 120 inches in diameter and wall thickness up to one and one-half inches. Eighteen-inch and smaller diameter pipe is made on equipment that forms and welds the pipe in a continuous process. Pipe larger than 18 inches in diameter is formed on presses or rolls and welded on batch welding equipment. Pipe is normally produced in standard 20-foot lengths. However, BRISMET has unusual capabilities in the production of long length pipe without circumferential welds. This can reduce installation cost for the customer. Lengths up to 60 feet can be produced in sizes up to 18 inches in diameter. In larger sizes BRISMET has a unique ability among domestic producers to make 48-foot lengths in diameters up to 36 inches. Over the past six years, BRISMET has made substantial capital improvements, expanding and improving capabilities to service markets requiring large diameter pipe and specialty alloy pipe such as water and waste water treatment, LNG, and scrubber applications for the power industry. These improvements include expanding its x-ray facilities which allows simultaneous use of real time and film examination; updating material handling equipment; expanding capabilities for forming large pipe on existing batch equipment, giving BRISMET the capability to produce 36-inch diameter pipe in 48-foot lengths with wall thicknesses of up to one inch; adding a shear that has the capacity of shearing stainless steel plate up to one-inch thick; completing plant expansions that allow the manufacture of pipe up to 42 inches in diameter utilizing more readily available raw materials at lower costs, provide additional manufacturing capacity, and provide improved product handling and additional space for planned equipment additions; installing automated hydro-testing equipment for pipe up to 72 inches in diameter; installing an energy efficient furnace to anneal pipe quicker while minimizing natural gas usage; and system improvements in pickling to maintain the proper chemical composition of the pickling acid.
Palmer is an International Organization for Standardization ("ISO") 9001 certified manufacturer of fiberglass and steel storage tanks for the oil and gas, waste water treatment and municipal water industries. Located in Andrews, Texas, Palmer is ideally located in the heart of oil and gas production territory. Palmer produces made-to-order fiberglass tanks, utilizing a variety of custom mandrels and application specific materials. Their fiberglass tanks range from two feet to 30 feet in diameter at various heights. The majority of these tanks is used for oil field waste water capture and is an integral part of the environmental regulatory compliance of the drilling process. Each fiberglass tank is manufactured to American Petroleum Institute Q1 standards to ensure product quality. In 2007, Palmer began investing in a dedicated steel tank production facility. Over the past four years, Palmer has built an integrated production facility housing enclosed steel preparation, computer assisted plasma cutting table, automated submerged arc welding, blasting, painting and drying buildings. The facility enables efficient, environmentally compliant steel production with designed-in expansion capability to support future growth. Finished steel tanks range in size from 50 to 10,000 barrels and are used to store extracted oil. During 2014, Palmer obtained all of the necessary certifications to produce certified pressure vessels. These certifications allow Palmer to sell all of the separator and storage equipment needed at a well site.
Specialty is a leading master distributor of hot finish, seamless, carbon steel pipe and tubing, with an emphasis on large outside diameters and exceptionally heavy wall thickness. Specialty's products are primarily used for mechanical and high pressure applications in the oil and gas, capital goods manufacturing, heavy industrial, construction equipment, paper and chemical industries. Operating from two facilities located in Mineral Ridge, Ohio and Houston, Texas, Specialty is well-positioned to serve the major industrial and energy regions and successfully reach other target markets across the United States. Specialty performs value-added services on approximately 80 percent of products shipped, which would include cutting to length, heat treatment, testing, boring and end finishing and typically processes and ships orders in 24 hours or less. Based upon its short lead times, Specialty plays a critical role in the supply chain, supplying long lead-time items to markets that demand fast deliveries, custom lengths and reliable execution of orders.
In order to establish stronger business relationships, the Metals Segment uses only a few raw material suppliers. Seven suppliers furnish about 82 percent of total dollar purchases of raw materials, with one supplier furnishing 42 percent of material purchases. However, the Company does not believe that the loss of this supplier would have a materially adverse effect on the Company as raw materials are readily available from a number of different sources, and the Company anticipates no difficulties in fulfilling its requirements.
This segment's stainless steel products are used principally by customers requiring materials that are corrosion-resistant or suitable for high-purity processes. The largest users are the chemical, petrochemical, pulp and paper, waste water treatment and LNG industries, with some other important industry users being mining, power generation (including nuclear), water treatment, brewery, food processing, petroleum, pharmaceutical and alternative fuels. The segment's chrome alloy products are used primarily in the power generation and chemical industries.
Specialty Chemicals Segment – This segment consists of the Company's wholly-owned subsidiary Manufacturers Soap and Chemical Company ("MS&C"). MS&C owns 100 percent of the membership interests of MC, which has a production facility in Cleveland, Tennessee and a warehouse in Dalton, Georgia. This segment also includes CRI Tolling which is located in Fountain Inn, South Carolina. Both facilities are fully licensed for chemical manufacture. The segment produces specialty chemicals for the oil and gas, carpet, chemical, paper, metals, mining, agricultural, fiber, paint, textile, automotive, petroleum, cosmetics, mattress, furniture, janitorial and other industries.
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
CRI Tolling, which acquired substantially all of the assets of Color Resources, LLC and the facility formerly used by Color Resources, LLC in August 2013, is located in Fountain Inn, South Carolina. CRI Tolling has underutilized manufacturing capacity which allows the Company to expand production from MC's Cleveland, Tennessee facility to further penetrate existing markets, as well as develop new ones, including those in the energy industry, and provides redundant production capabilities for key products. The Company invested approximately $3,500,000 in equipment at CRI Tolling during 2014. The new equipment provided CRI Tolling with production capabilities similar to those currently in place at MC's facility and increased the production capacity of the Specialty Chemicals Segment by 60 percent.
The Specialty Chemicals Segment maintains two laboratories for applied research and quality control which are staffed by nine employees.
Most raw materials used by the segment are generally available from numerous independent suppliers and almost 50 percent of total purchases are from its top eight suppliers. While some raw material needs are met by a sole supplier or only a few suppliers, the Company anticipates no difficulties in fulfilling its raw material requirements.
Please see Note 13 to the Consolidated Financial Statements, which are included in Item 8 of this Form 10-K, for financial information about the Company's segments.
Sales and Distribution
Metals Segment – The Metals Segment utilizes separate sales organizations for its different product groups. Stainless steel pipe is sold nationwide under the BRISMET trade name through authorized stocking distributors at warehouse locations throughout the country. In addition, large quantity orders are shipped directly from BRISMET's plant to end-user customers. Producing sales and providing service to the distributors and end-user customers are BRISMET's President, two outside sales employees, ten independent manufacturers' representatives and nine inside sales employees.
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
Approximately 80 percent of Specialty's pipe sales are to North American pipe and tube distributors with the remainder comprised of direct to customer orders. In addition to Specialty's President, Specialty utilizes two manufacturing representatives and 7 inside sales employees, whom are located at both locations, to obtain sales orders and service its customers.
There were no customers representing more than ten percent of the Metals Segment's revenues for 2014 and 2012 but had one domestic customer that accounted for approximately ten percent of revenues in 2013. These revenues were for the Bechtel nuclear project which will not recur in the future.
Specialty Chemicals Segment – Specialty chemicals are sold directly to various industries nationwide by six full-time outside sales employees and thirteen manufacturers' representatives. The Specialty Chemicals Segment has one domestic customer that accounted for approximately 31 percent of the Segment's revenues in 2014 with a different domestic customer representing 40 percent in 2013 and 28 percent in 2012. The change in customers resulted from two of the three product lines which use our products were sold to another company in early 2014. The Specialty Chemicals Segment successfully retained the acquiring customer's business. This new customer is a large global company, and the purchases by this customer are derived from two different business units that operate autonomously from each other. Even so, loss of this customer's revenues would have a material adverse effect on both the Specialty Chemicals Segment and the Company.
Competition
Metals Segment – Welded stainless steel pipe is the largest sales volume product of the Metals Segment. Although information is not publicly available regarding the sales of most other producers of this product, management believes that the Company is one of the largest domestic producers of such pipe. This commodity product is highly competitive with nine known domestic producers and imports from many different countries.

Due to the size of the tanks produced and shipped to its customers, the majority of Palmer's products are sold within a 300 mile radius from its plant in Andrews, Texas. There are currently 15 tank producers, with similar capabilities, servicing that same area.
Specialty is a leader in the specialized products segment of the pipe and tube market by offering an industry-leading in-stock inventory of a broad range of high quality products, including specialized products with limited availability. Specialty's dual branches have both common and regional-specific products and capabilities. There are four known significant pipe and tube distributors with similar capabilities to Specialty.
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
Mergers, Acquisitions and Dispositions
The Company is committed to a long-term strategy of (a) reinvesting capital in our current business segments to foster their organic growth, (b) disposing of underperforming business segments with negative projected cash flows and (c) completing acquisitions that expand our current business segments or establish new manufacturing platforms. Targeted acquisitions are priced to be economically feasible and focus on achieving positive long-term benefits. These acquisitions may be paid for in the form of cash, stock, debt or a combination thereof. The amount and type of consideration and deal charges paid could have a short-term dilutive effect on the Company's earnings per share. However, such transactions are anticipated to provide long-term economic benefit to the Company.
On November 21, 2014, the Company entered into a Stock Purchase Agreement with The Davidson Corporation, a Delaware corporation ("Davidson"), to purchase all of the issued and outstanding stock of Specialty. Established in 1964 with distribution centers in Mineral Ridge, Ohio and Houston, Texas, Specialty is a master distributor of seamless carbon pipe and tube, with a focus on heavy wall, large diameter products. The purchase price for the all-cash acquisition was $31,500,000, subject to working capital adjustments post-closing. Davidson has the potential to receive earn-out payments up to a total of $5,000,000 if Specialty achieves targeted sales revenue over a two-year period following closing. The purchase price for the acquisition was funded through a combination of cash on hand, a new term loan with the Company's bank and an increase to the Company's current credit facility. The financial results for Specialty are reported as a part of the Company's Metals Segment.
On August 29, 2014, the Company completed the sale of all of the issued and outstanding membership interests of its wholly owned subsidiary, Ram-Fab, LLC, a South Carolina limited liability company ("Ram-Fab"), to a subsidiary of Primoris Services Corporation. The transaction was valued at less than $10 million, which consideration included cash at closing, Synalloy's ability to receive potential future earn-out payment(s) and the retention of specified Ram-Fab current assets. The Company realized a one-time charge in the third quarter of 2014 of $1,996,000 for costs associated with the closure plus a $947,000 charge to write off the Company's investment in Ram-Fab. These charges, along with all non-recurring revenues and expenses associated with Ram-Fab are included in the respective consolidated financial statements as discontinued operations. Ram-Fab was reported as a part of the Metals Segment.
On June 27, 2014, the Company completed the planned closure of the Bristol Fabrication unit of Synalloy Fabrication, LLC ("Bristol Fab"). Bristol Fab's collective bargaining agreement with the United Association of Journeymen and Apprentices of the Plumbing and Pipe Fitting Industry of the United States and Canada Local Union No. 538 (the "Union") expired on February 15, 2014. After lengthy negotiations with the Union, Bristol Fab was unable to reach an agreement. Also, upon closure of the operation, the Company was legally obligated to pay a withdrawal liability to the Union's pension fund of over $1.9 million. The Company realized a one-time charge in the second quarter of 2014 of $6,988,000 for costs associated with the closure of Bristol Fab. These costs, along with all non-recurring revenues and expenses associated with Bristol Fab, are included in the respective consolidated financial statements as discontinued operations.
In August, 2013, the Company, through its wholly-owned subsidiary CRI Tolling, completed the purchase of the business assets of Color Resources, LLC (“CRI”) and the building and land located in Fountain Inn, South Carolina where CRI was the sole tenant (the “CRI Facility”). CRI Tolling, a South Carolina limited liability company and wholly-owned subsidiary of the Company, continued CRI’s business as that of a toll manufacturer that provides outside manufacturing resources to global and regional chemical companies. On August 9, 2013, Synalloy purchased the CRI Facility for a total purchase price of $3,450,000. On August 26, 2013, the Company purchased certain assets and assumed certain operating liabilities of CRI through CRI Tolling for a total purchase price of $1,100,000. The assets purchased from CRI included accounts receivable, inventory, certain other assets, and equipment, net of assumed payables. The Company used the acquisition of CRI and the CRI Facility to expand its production capacity from its Cleveland, Tennessee facility to further penetrate existing markets, as well as develop new ones, including those in the energy industry. CRI Tolling operates as a division of Synalloy’s Specialty Chemicals Segment, which includes MC. The Company viewed both the building and operating assets of CRI together as one business, capable of providing a return to ownership by expanding the segment's production capacity. Accordingly, the acquisition met the definition of a business and the transaction is structured in a way that meets the definition of a business combination under accounting standards generally accepted in the United States of America ("GAAP").
On August 21, 2012, the Company completed the purchase of all of the outstanding shares of capital stock of Lee-Var, Inc. (now Palmer of Texas Tanks, Inc.), a Texas corporation doing business as Palmer of Texas, pursuant to a stock purchase agreement (the "SPA") among Palmer's former shareholders and the Company dated August 10, 2012. Palmer is a manufacturer of liquid storage solutions and separation equipment for the petroleum, municipal water, wastewater, chemical and food industries. The purchase price for the Palmer acquisition was $25,575,000 in cash, subject to working capital and fixed asset adjustments at closing. The adjustments at closing increased the purchase price to $26,951,209. Palmer shareholders also have the ability to receive contingent consideration ("earn-out") payments ranging from $2,500,000 to $10,500,000 if the business unit achieves targeted levels of earnings before interest, taxes, depreciation and amortization ("EBITDA") over a three year period following closing; and the Company will have the ability to claw-back portions of the purchase price over a two year period following closing if EBITDA falls below baseline levels. The former Palmer shareholders received the first year earn-out payment during 2013 of $2,500,000. This amount was partially offset by claims made against the sellers, as designated in the SPA, amounting to $885,000. The net amount paid to the sellers after the first year of Synalloy ownership was $1,615,000. The actual second year EBITDA for Palmer fell below the minimum target level and no payment was made in 2014. Looking out to the third and final year of the earn-out period, management does expect Palmer to achieve the threshold EBITDA target of $5.825 million. The Company remains pleased with Palmer’s performance to date and its prospects for the future; however, management does not expect the business unit to reach the second tier level of $6,825,000 for the final earn-out period.
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
Research and Development Activities
The Company spent approximately $531,000 in 2014, $558,000 in 2013 and $612,000 in 2012 on research and development activities that were expensed in its Specialty Chemicals Segment. Six individuals, five of whom are graduate chemists, are engaged primarily in research and development of new products and processes, the improvement of existing products and processes, and the development of new applications for existing products.
Seasonal Nature of the Business
With the exception of Palmer and Specialty's Houston location, which primarily serves the oil and gas industry, the Company’s businesses and products are generally not subject to any seasonal impact that results in significant variations in revenues from one quarter to another. Fourth quarter revenue and profit for Palmer and Specialty Houston can be as much as 25 percent below the other three quarters due to vacation schedules for customer field crews working at the drill sites.
Backlogs
The Specialty Chemicals Segment operates primarily on the basis of delivering products soon after orders are received. Accordingly, backlogs are not a factor in this business. The same applies to commodity pipe sales in the Metals Segment. However, backlogs are important in the Metals Segment's steel and fiberglass tanks since tanks are produced only after orders are received. Its backlog of open orders were $12,229,000 and $11,477,000 at the end of 2014 and 2013, respectively. Management began tracking Palmer backlog during the fourth quarter of 2013. Therefore, backlog levels prior to 2013 are not available.
Employee Relations
At January 3, 2015, the Company had 464 employees. The Company considers relations with employees to be satisfactory. The number of employees of the Company represented by unions, located at the Bristol, Tennessee and Mineral Ridge, Ohio facilities, is 162, or 35 percent of the Company's employees. They are represented by two locals affiliated with the United Steelworkers and one local affiliated with the Teamsters. Collective bargaining contracts for the Steelworkers will expire in June 2017 and July 2019. The Company has given notice to the Teamsters that their contract will not be renewed. There are two employees represented by this union.

Financial Information about Geographic Areas
Information about revenues derived from domestic and foreign customers is set forth in Note 13 to the Consolidated Financial Statements.
Available information
The Company electronically files with the Securities and Exchange Commission ("SEC") its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its periodic reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the "1934 Act"), and proxy materials pursuant to Section 14 of the 1934 Act. The SEC maintains a site on the Internet, www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company also makes its filings available, free of charge, through its Web site, www.synalloy.com, as soon as reasonably practical after the electronic filing of such material with the SEC. The information on the Company's Web site is not incorporated into this Annual Report on Form 10-K or any other filing the Company makes with the SEC.

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

Our business, financial condition and results of operations could be adversely affected by an increased level of imported products. Our business is susceptible to the import of products from other countries, particularly steel products. Import levels of various products are affected by, among other things, overall world-wide demand, lower cost of production in other countries, the trade practices of foreign governments, government subsidies to foreign producers and governmentally imposed trade restrictions in the United States. Although imports from certain countries have been curtailed by anti-dumping duties, imported products from other countries could significantly reduce prices. Increased imports of certain products, whether illegal dumping or legal imports, could reduce demand for our products in the future and adversely affect our business, financial position, results of operations or cash flows.

The Specialty Chemicals Segment uses significant quantities of a variety of specialty and commodity chemicals in its manufacturing processes, which are subject to price and availability fluctuations that may have an adverse impact on our financial performance. The raw materials we use are generally available from numerous independent suppliers. However, some of our raw material needs are met by a sole supplier or only a few suppliers. If any supplier that we rely on for raw materials ceases or limits production, we may incur significant additional costs, including capital costs, in order to find alternate, reliable raw material suppliers. We may also experience significant production delays while locating new supply sources, which could result in our failure to timely deliver products to our customers. Purchase prices and availability of these critical raw materials are subject to volatility. Some of the raw materials used by the Specialty Chemicals Segment are derived from petrochemical-based feedstock, such as crude oil and natural gas, which have been subject to historical periods of rapid and significant movements in price. These fluctuations in price could be aggravated by factors beyond our control such as political instability, and supply and demand factors, including Organization of the Petroleum Exporting Countries ("OPEC") production quotas and increased global demand for petroleum-

based products. At any given time we may be unable to obtain an adequate supply of these critical raw materials on a timely basis, at prices and other terms acceptable, or at all. If suppliers increase the price of critical raw materials, we may not have alternative sources of supply. We attempt to pass changes in the prices of raw materials along to our customers. However, we cannot always do so, and any limitation on our ability to pass through any price increases could have an adverse effect on our financial performance. Any significant variations in the cost and availability of our specialty and commodity materials may negatively affect our business, financial condition or results of operations, specifically for the Specialty Chemicals Segment.

We rely on a small number of suppliers for our raw materials and any interruption in our supply chain could affect our operations. In order to foster stronger business relationships, the Metals Segment uses only a few raw material suppliers. During the year ended January 3, 2015, seven suppliers furnished approximately 82 percent of our total dollar purchases of raw materials, with one supplier providing 42 percent. However, these raw materials are available from a number of sources, and the Company anticipates no difficulties in fulfilling its raw materials requirements for the Metals Segment. Raw materials used by the Specialty Chemicals Segment are generally available from numerous independent suppliers and approximately 50 percent of total purchases were made from our top eight suppliers during the year ended January 3, 2015. Although some raw material needs are met by a single supplier or only a few suppliers, the Company anticipates no difficulties in fulfilling its raw material requirements for the Specialty Chemicals Segment. While the Company believes that raw materials for both segments are readily available from numerous sources, the loss of one or more key suppliers in either segment, or any other material change in our current supply channels, could have an adverse effect on the Company’s ability to meet the demand for its products, which could impact our operations, revenues and financial results.

A substantial portion of our overall sales is dependent upon a limited number of customers, and the loss of one or more of such customers would have a material adverse effect on our business, results of operation and profitability. The products of the Specialty Chemicals Segment are sold to various industries nationwide. However, that segment has one domestic customer that accounted for approximately 31 percent of revenues in 2014 with a different domestic customer representing 40 percent of revenues in 2013 and 28 percent of revenues in 2012. The change in customers resulted from two of the three product lines which use our products being sold to another company in early 2014. The Specialty Chemicals Segment successfully retained the acquiring company's business. This new customer is a large global company, and its purchases are derived from two different business units that operate independently of each other. Even so, the loss of this customer would have a material adverse effect on the revenues of the Specialty Chemicals Segment and the Company.

The Metals Segment did not have any customer that accounted for more than ten percent of the segment's revenues for 2014 and 2013. There was one domestic customer that accounted for approximately eleven percent of the segment’s revenues in 2013. These revenues were for the Bechtel nuclear project which will not recur in the future. Palmer and Specialty, which are a part of the Metals Segment, sell much of their products to the oil and gas industry. Any change in this industry, or any change in this industry’s demand for their products, would have a material adverse effect on the profits of the Metals Segment and the Company.

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

Oil prices are extremely volatile. A substantial or extended decline in the price of oil could adversely affect our financial condition and results of operations. Prices for oil can fluctuate widely. Our Palmer and Specialty (Texas) units' revenues are highly dependent on our customers adding oil well drilling and pumping locations. Should oil prices decline such that drilling becomes unprofitable for our customers, such customers will likely cap many of their current wells and cease or curtail expansion. This will decrease the demand for our tanks and pipe and tube and adversely affect the results of our operations.

Significant changes in nickel prices could have an impact on the sales by the Metals Segment. The Metals Segment uses nickel in a number of its products. Nickel prices are currently at a relatively low level, which reduces our manufacturing costs for certain products. When nickel prices increase, many of our customers increase their orders in an attempt to avoid future price increases, resulting in increased sales for the Metals Segment. Conversely, when nickel prices decrease, many of our customers wait to place orders in an attempt to take advantage of subsequent price decreases, resulting in reduced sales for the Metals Segment. On average, the Metals Segment turns its inventory of commodity pipe every four months, but the nickel surcharge on sales of commodity pipe is established on a weekly basis. The difference, if any, between the price of nickel on the date of purchase of the raw material and the price, as established by the surcharge, on the date of sale has the potential to create an inventory profit or loss. If the price of nickel steadily increases over time, as it did from 2005 to 2007, the Metals Segment is the beneficiary of the increase in nickel price in the form of inventory gains. Conversely, if the price of nickel steadily decreases over time, as it has from 2009 to 2013, the Metals Segment suffers inventory losses. During 2014, nickel prices were relatively unchanged. The Metals Segment incurred inventory losses of $118,000 for the year ended January 3, 2015. We will incur inventory losses in the future if nickel prices decrease. Any material changes in the cost of nickel could impact our sales and result in fluctuations in the profits for the Metals Segment.

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

We have incurred, and expect to continue to incur, additional capital expenditures in addition to ordinary costs to comply with applicable environmental laws, such as those governing air emissions and wastewater discharges. Our failure to comply with applicable environmental laws and permit requirements could result in civil and/or criminal fines or penalties, enforcement actions, and regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures such as the installation of pollution control equipment, which could have a material adverse effect on our financial condition, results of operations or cash flows.

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

Certain of our employees in the Metals Segment are covered by collective bargaining agreements, and the failure to renew these agreements could result in labor disruptions and increased labor costs. As of January 3, 2015, we had 162 employees represented by unions at our Bristol, Tennessee and Mineral Ridge, Ohio facilities, which is 35 percent of the aggregate number of Company employees. These employees are represented by two local unions affiliated with the United Steelworkers (the “Steelworkers Union") and one local union affiliated with the International Brotherhood of Teamsters (the “Teamsters Union”). The collective bargaining contracts for the Steelworkers Unions will expire in June 2017 and July 2019. The collective bargaining contract for the Teamsters Union will expire in March 2015. The Company does not plan to renew the Teamsters Union agreement in 2015, which affects two employees. Although we believe that our present labor relations are satisfactory, our failure to renew these agreements on reasonable terms as the current agreements expire could result in labor disruptions and increased labor costs, which could adversely affect our financial performance.

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

There were no events of default under the covenants of our credit facilities at January 3, 2015. Although we believe we will remain in compliance with these covenants in the foreseeable future and that our relationship with our lender is strong, there is no assurance our lender would consent to an amendment or waiver in the event of noncompliance; or that such consent would not be conditioned upon the receipt of a cash payment, revised principal payout terms, increased interest rates or restrictions in the expansion of the credit facilities for the foreseeable future, or that our lender would not exercise rights that would be available to them, including, among other things, demanding payment of outstanding borrowings. In addition, our ability to obtain additional capital or alternative borrowing arrangements at reasonable rates may be adversely affected. All or any of these adverse events would further limit our flexibility in planning for, or reacting to, downturns in our business.

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

Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing, as well as governmental reviews of such activities could result in delays or eliminate new wells from being started, thus reducing the demand for our fiberglass and steel storage tanks and heavy walled pipe and tube. Hydraulic fracturing (“fracking”) is currently an essential and common practice to extract oil from dense subsurface rock formations and this lower cost extraction method is a significant driving force behind the surge of oil exploration and drilling in several locations in the United States. However, the Environmental Protection Agency, U.S. Congress and state legislatures have considered adopting legislation to provide additional regulations and disclosures surrounding this process. In the event that new legal restrictions surrounding the fracking process are adopted in the areas in which our customers operate, we may see a dramatic decrease in Palmer’s and Specialty - Texas' profitability which could have an adverse impact on our financial results.

Our results of operations could be adversely affected by goodwill impairments. As a result of our acquisitions, we had approximately $23.3 million of goodwill on our balance sheet as of January 3, 2015. Goodwill must be tested at least annually for impairment, and more frequently when circumstances indicate likely impairment. Goodwill is considered impaired to the extent that its carrying amount exceeds its implied fair value. An impairment of goodwill could have a substantial negative effect on our profitability.

Our results of operations could be adversely affected by intangible asset impairments. As a result of our acquisitions, we had approximately $17.0 million of intangible assets on our balance sheet as of January 3, 2015. Intangible assets are amortized over their estimated useful lives using an accelerated method or straight-line method. Intangibles are reviewed for impairment when events or changes in circumstances indicate the carrying value of the intangible asset or group of assets may no longer be recoverable. An impairment of intangible assets could have a substantial negative effect on our profitability.

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

We depend on third parties to distribute certain of our products and because we have no control over such third parties we are subject to adverse changes in such parties’ operations or interruptions of service, each of which may have an adverse effect on our operations. We use third parties over which we have only limited control to distribute certain of our products. Our dependency on these third party distributors has increased as our business has grown. Because we rely on these third parties to provide distribution services, any change in our ability to access these third party distribution services could have an adverse impact on our revenues and put us at a competitive disadvantage with our competitors.

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

New regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers. On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the SEC adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These regulations require companies to conduct annual due diligence and disclose whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. Tungsten and tantalum are designated as conflict minerals under the Dodd-Frank Act. These metals are used to varying degrees in our welding materials and are also present in specialty alloy products. These new requirements could adversely affect the sourcing, availability and pricing of minerals used in our products. In addition, we could incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who could require that all of the components of our products are conflict mineral-free.

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

During 2014, a material weakness in internal control over financial reporting was identified relating to internal controls around business combinations. Management is taking steps to remediate this material weakness and performed additional analysis and procedures to conclude that the consolidated financial statements included in this 2014 Form 10-K fairly present, in all material respects, our financial condition and results of operations as of and for the year ended January 3, 2015. See "Management's Annual Report On Internal Control Over Financial Reporting".

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

Loss of key supplier authorizations, lack of product availability, or changes in supplier distribution programs could adversely affect our sales and earnings. Our business depends on maintaining an immediately available supply of various products to meet customer demand. Many of our relationships with key product suppliers are longstanding, but are terminable by either party. The loss of key supplier authorizations, or a substantial decrease in the availability of their products, could put us at a competitive disadvantage and have a material adverse effect on our business. Supply interruptions could arise from raw material shortages, inadequate manufacturing capacity or utilization to meet demand, financial problems, labor disputes or weather conditions affecting suppliers' production, transportation disruptions or other reasons beyond our control.

In addition, as a master distributor, we face the risk of key product suppliers changing their relationships with distributors generally, or Specialty in particular, in a manner that adversely impacts us. For example, key suppliers could change the following: the prices we must pay for their products relative to other distributors or relative to competing products; the geographic or product line breadth of distributor authorizations; supplier purchasing incentive or other support programs; or product purchase or stock expectations.

The purchasing incentives we earn from product suppliers can be impacted if we reduce our purchases in response to declining customer demand. Certain of our product and raw material suppliers have historically offered to their customers and distributors, including us, incentives for purchasing their products. In addition to market or customer account-specific incentives, certain suppliers pay incentives to the customer or distributor for attaining specific purchase volumes during the program period. In some cases, in order to earn incentives, we must achieve year-over-year growth in purchases with the supplier. When the demand for our products declines, we may be less willing to add inventory to take advantage of certain incentive programs, thereby potentially adversely impacting our profitability.

Item 1B Unresolved Staff Comments
None.

Item 2 Properties
The Company operates the major plants and facilities listed below, all of which are in adequate condition for their current usage. All facilities throughout the Company are believed to be adequately insured. The buildings are of various types of construction including brick, steel, concrete, concrete block and sheet metal. All have adequate transportation facilities for both raw materials and finished products. The Company owns all of these plants and facilities, except the warehouse facilities located in Dalton, GA, a parcel of land in Mineral Ridge, OH and the corporate offices located in Spartanburg, SC and Glen Allen, VA.

Location	Principal Operations	Building Square Feet	Land Acres
Bristol, TN	Manufacturing stainless steel pipe	275,000	73.1
Fountain Inn, SC	Chemical manufacturing and warehousing facilities	136,834	16.9
Cleveland, TN	Chemical manufacturing and warehousing facilities	118,000	10.5
Andrews, TX	Manufacturing liquid storage solutions and separation equipment	109,432	19.6
Dalton, GA	Warehouse facilities (1)	32,000	2.0
Houston, TX	Cutting facility and storage yard for heavy walled pipe	29,821	10.0
Mineral Ridge, OH	Cutting facility and storage yard for heavy walled pipe	12,000	12.0
Mineral Ridge, OH	Storage yard for heavy walled pipe (1)	—	4.6
Spartanburg, SC	Corporate headquarters (1)	6,840	—
Glen Allen, VA	Office space for Corporate employees (1)	2,869	—
Augusta, GA	Chemical manufacturing (2)	—	46.0

(1)	Leased facility / land.

(2)	Plant was closed in 2001 and all structures and manufacturing equipment have been removed.

Item 3 Legal Proceedings
For a discussion of legal proceedings, see Notes 5 and 11 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Item 4 Mine Safety Disclosures
Not applicable.

PART II

Item 5 Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company had 567 common shareholders of record at March 4, 2015. The Company's common stock trades on the NASDAQ Global Market under the trading symbol SYNL. The Company's credit agreement only restricts the payment of dividends through a minimum tangible net worth covenant. The Company paid a $0.30 cash dividend on December 9, 2014, a $0.26 cash dividend on December 3, 2013, and a $0.25 cash dividend on December 10, 2012. The prices shown below are the high and low sales prices for the common stock for each full quarterly period in the last two fiscal years as quoted on the NASDAQ Global Market.

	2014		2013
Quarter	High	Low	High	Low
1st	$15.75	$13.14	$14.88	$12.53
2nd	16.99	13.82	16.00	12.94
3rd	18.78	15.89	17.38	14.99
4th	18.84	14.67	16.75	13.80
The information required by Item 201(d) of Regulation S-K is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

*$100 invested on 12/31/09 in stock on index, including reinvestment of dividends.
Fiscal year ending December 31.

Source: Russell Investment Group

Comparison of 5 Year Cumulative Total Return Graph

	12/09	12/10	12/11	12/12	12/13	12/14
Synalloy Corporation	$100.00	$136.23	$118.30	$167.88	$183.08	$213.84
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95
NASDAQ Non-Financial	100.00	117.19	119.01	139.36	196.05	227.38
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
Unregistered Sales of Equity Securities
Pursuant to the compensation arrangement with directors discussed under Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in this Form 10-K, on April 24, 2014, the Company issued an aggregate of 7,088 shares of restricted stock to non-employee directors in lieu of $111,000 of their annual cash retainer fees. Issuance of these shares was not registered under the Securities Act of 1933 based on the exemption provided by Section 4(2) thereof because no public offering was involved.
The Company also issued 7,434 shares of common stock in 2014 to management and key employees that vested pursuant to the 2005 Stock Awards Plan. Issuance of these shares was not registered under the Securities Act of 1933 based on the exemption provided by Section 4(2) thereof because no public offering was involved.
Neither the Company, nor any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the 1934 Act) on behalf of the Company repurchased any of the Company's securities during the fourth quarter of 2014.

Item 6 Selected Financial Data

Selected Financial Data and Other Financial Information
(Dollar amounts in thousands except for per share data)
	2014 (a)	2013	2012	2011	2010
Operations (b)
Net sales	$199,505	$196,751	$166,162	$139,083	$111,193
Gross profit	32,929	19,798	19,733	14,306	7,014
Selling, general & administrative expense	16,589	16,034	12,409	10,581	7,941
Operating income (loss)	16,341	3,764	7,324	3,725	(927)
Net income (loss) - continuing operations	12,619	2,898	3,983	2,488	(572)
Net (loss) income - discontinued operations	(7,157)	(1,137)	252	3,310	4,606
Net income	5,462	1,761	4,235	5,797	4,034
Financial Position
Total assets	187,849	163,260	148,507	98,916	81,375
Working capital	64,580	74,988	65,919	56,344	43,232
Long-term debt, less current portion	27,255	20,905	37,593	8,650	219
Shareholders' equity	109,454	106,098	71,774	68,619	63,875
Financial Ratios
Current ratio	2.6:1	4.0:1	3.6:1	4.1:1	4.0:1
Gross profit to net sales (b)	17%	10%	12%	10%	6%
Long-term debt to capital	20%	16%	34%	11%	0%
Return on average assets (b)	7%	2%	3%	3%	0%
Return on average equity (b)	12%	3%	6%	4%	0%
Per Share Data (income/(loss) – diluted)
Net income (loss) - continuing operations (b)	$1.45	$0.42	$0.62	$0.39	$(0.09)
Net (loss) income - discontinued operations (b)	(0.82)	(0.16)	0.04	0.52	0.73
Net income	0.63	0.25	0.66	0.91	0.64
Dividends declared and paid	0.30	0.26	0.25	0.25	0.50
Book value	12.57	12.21	11.29	10.85	10.16
Other Data
Depreciation and amortization (b)	$5,191	$4,672	$2,962	$2,225	$2,282
Capital expenditures (b)	8,066	5,648	4,542	3,162	2,191
Employees at year end	464	670	597	441	441
Shareholders of record at year end	575	619	669	687	704
Average shares outstanding - diluted	8,715	6,947	6,394	6,362	6,309
Stock Price
Price range of common stock
High	$18.84	$17.38	$14.97	$15.50	$12.25
Low	13.14	12.53	10.21	9.15	7.47
Close	17.67	15.53	13.49	10.27	12.12
(a) 2014 represents a 53 week year.
(b) Information in the section or line has been re-stated to reflect continuing operations only.

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
Allowance for Doubtful Accounts
The Company maintained allowances for doubtful accounts of approximately $1,115,000 as of January 3, 2015, for estimated losses resulting from the inability of its customers to make required payments and for disputed claims and quality issues. The allowance is based upon a review of outstanding receivables, historical collection information and existing economic conditions. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables are generally due within 30 to 60 days. Delinquent receivables are written off based on individual credit evaluations and specific circumstances of the customer.
Inventory Reserves
The Company establishes a reserve for estimated obsolete or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and current market conditions. Based on historical results, the Company also maintains an inventory reserve to provide for the amount of estimated inventory quantity loss since the last physical inventory. As of January 3, 2015, the Company has approximately $4,866,000 accrued for the various inventory reserves. If actual market conditions are less favorable than those estimated by management, additional inventory reserves may be required.
Environmental Reserves
As noted in Note 5 to the Consolidated Financial Statements included in Item 8 of this Form 10-K, the Company has accrued $576,000 as of January 3, 2015, in environmental remediation costs which, in management's best estimate, are sufficient to satisfy anticipated costs of known remediation requirements as explained in Note 5. Expenditures related to costs currently accrued are not discounted to their present values and are expected to be made over the next three to four years. However, as a result of the evolving nature of the environmental regulations, the difficulty in estimating the extent and necessary remediation of environmental contamination, and the availability and application of technology, the estimated costs for future environmental compliance and remediation are subject to uncertainties and it is not possible to predict the amount or timing of future costs of environmental matters which may subsequently be determined. Changes in information known to management or in applicable regulations may require the Company to record additional remediation reserves.
Impairment of Long-Lived Assets
The Company continually reviews the recoverability of the carrying value of long-lived assets. Long-lived assets are reviewed for impairment when events or changes in circumstances, also referred to as "triggering events", indicate that the carrying value of a long-lived asset or group of assets (the "Assets") may no longer be recoverable. Triggering events include: a significant decline in the market price of the Assets; a significant adverse change in the operating use or physical condition of the Assets; a significant adverse change in legal factors or in the business climate impacting the Assets' value, including regulatory issues such as environmental actions; the generation by the Assets of historical cash flow losses combined with projected future cash flow losses; or the expectation that the Assets will be sold or disposed of significantly before the end of the useful life of the Assets. The Company concluded that there were no indications of impairment requiring further testing during the year ended January 3, 2015.
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
Business Combinations
Acquisitions are accounted for using the acquisition method of accounting for business combinations in accordance with generally accepted accounting principles in the United States of America. Under this method, the total consideration transferred to consummate the acquisition is allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the closing date of the acquisition. The acquisition method of accounting requires extensive use of estimates and judgments to allocate the consideration transferred to the identifiable tangible and intangible assets, if any, acquired and liabilities assumed.
Goodwill
The Company has goodwill of approximately $1,355,000 recorded as part of its 1996 acquisition of MC, operating within the Specialty Chemicals Segment, approximately $15,898,000 recorded as part of its 2012 acquisition of Palmer and approximately $5,997,000 recorded as part of its 2014 acquisition of Specialty, both operating within the Metals Segment. Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is tested for impairment at least on an annual basis. The initial step of the goodwill impairment test involves a comparison of the fair value of the reporting unit in which the goodwill is recorded, with its carrying amount. If the reporting unit's fair value exceeds its carrying value, no impairment loss is recognized and the second step, which is a calculation of the impairment, is not performed. However, if the reporting unit's carrying value exceeds its fair value, an impairment charge equal to the difference in the carrying value of the goodwill and the implied fair value of the goodwill is recorded. Implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to the assets and liabilities of the reporting unit as if it had been acquired in a business combination. The excess of the fair value of the reporting unit over the amounts allocated to assets and liabilities is the implied fair value of goodwill.
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
Based on the Company's goodwill impairment test in the fourth quarter of 2014, each reporting unit's fair value exceeded its carrying value, therefore no further testing was required and no impairment loss was recognized.
Liquidity and Capital Resources
Cash flows provided by continuing operating activities during 2014 and 2013 totaled $28,104,000 and $37,000 respectively, an improvement in cash flows of $28,067,000. Cash flows in 2014 were generated from net income from continuing operations totaling $12,619,000 after depreciation and amortization expense of $5,191,000 and the one-time gain on the Palmer earn-out liability of $3,476,000. Since the Company acquired Specialty on November 21, 2014, cash flows resulting from changes in operating assets and liabilities cannot be determined simply by subtracting 2014 balance sheet amounts from 2013 values. The net value of all assets and liabilities acquired are shown in the "Acquisition of Specialty Pipe & Tube, Inc." line in the investing activities section of the Consolidated Statements of Cash Flows. Accordingly, these individual acquired balances represent beginning balances for Specialty for cash flow purposes. Accounts payable favorably affected cash flows from continuing operations by $7,821,000 in 2014 as there were significant inventory purchases in the fourth quarter of 2014 in the Metals Segment which increased the 2014 year-end accounts payable balance combined with the Company experiencing an expansion in the number of accounts payable days outstanding. Accrued expenses generated $3,996,000 cash from continuing operations resulting from increases in the management incentive bonus, uncertain tax positions and current portion of the pension liability related to the closing of Bristol Fab. These increases were partially offset by lower customer advances at the end of 2014 when compared to the end of 2013.
Cash flows provided by continuing operating activities during 2013 totaled $37,000 while cash flows used in continuing operating activities during 2012 totaled $776,000, an increase in cash flows of $813,000. Cash flows in 2013 were generated from net income from continuing operations totaling $2,898,000 after depreciation and amortization expense of $4,672,000 and the one-time bargain purchase gain on the purchase of CRI Tolling of $1,077,000, net of deferred income taxes. Since the Company completed its acquisition of CRI on August 26, 2013, cash flows resulting from changes in operating assets and liabilities cannot be determined simply by subtracting 2013 balance sheet amounts from 2012 values. All acquired CRI balances represent beginning balances for cash flow purposes. Cash flows were adversely affected by a $2,490,000 increase in net inventories in 2013. Substantially all of the increase occurred in the Metals Segment as special alloy inventory increased in support of the current special alloy backlog. Operating cash flows were unfavorably affected by lower accrued expenses at the end of 2013 compared to the end of 2012 of $2,316,000, as profit based incentives decreased $1,876,000 reflecting lower 2013 profits, the majority of the income and sales/use tax liability associated with the Palmer acquisition was used in 2013 and accrued interest decreased as the line of credit was paid off during the fourth quarter of 2013.
In 2014, the Company's current assets from continuing operations, which excludes assets and liabilities held for sale, increased $14,252,000 and current liabilities increased $17,429,000, from the year ended 2013 amounts, which caused working capital from continuing operations for 2014 to decrease by $3,177,000 to $64,580,000 from the 2013 total of $67,757,000. The current ratio for continuing operations for the year ended January 3, 2015, decreased to 2.6:1 from the 2013 year-end ratio of 3.9:1.
On November 21, 2014, the Company entered into a Stock Purchase Agreement with Davidson to purchase all of the issued and outstanding stock of Specialty. Established in 1964 with distribution centers in Mineral Ridge, Ohio and Houston, Texas, Specialty is a master distributor of seamless carbon pipe and tube, with a focus on heavy wall, large diameter products. The Company views the Specialty acquisition as an excellent complement to the product offerings of the Metals Segment with similar end markets and consistent profit margins. Specialty's results of operations since the acquisition date are reflected in the Company's consolidated statements of operations, and the Specialty acquisition added approximately 30 employees at January 3, 2015.
The purchase price for the all-cash acquisition was approximately $31,500,000, subject to working capital adjustments post-closing. Davidson has the potential to receive earn-out payments up to a total of $5,000,000 if Specialty achieves targeted sales revenue over a two-year period following closing. The financial results for Specialty are reported as a part of the Company's Metals Segment.
The Company also used cash during 2014 for investing activities to fund capital expenditures of $8,066,000. Included in this amount is approximately $3,953,000 for the planned CRI expansion. Financing activities during 2014 generated $5,310,000 as a result of the additional borrowings associated with the Specialty acquisition partially offset by a fourth quarter 2014 dividend payment of $2,633,000.
In connection with the Palmer acquisition discussed in Note 16 to the Consolidated Financial Statements included in Item 8 of this Form 10-K, on August 21, 2012, the Company modified its Credit Agreement with its regional bank to increase the limit of the credit facility by $5,000,000 to a maximum of $25,000,000, and extended the maturity date to August 21, 2015. On October 22, 2012, the Company modified this agreement to increase the limit by an additional $5,000,000 to a maximum of $30,000,000. This increase was in effect for one year and the maximum line of credit reverted back to $25,000,000 on October 22, 2013. None of the other provisions of the Credit Agreement were changed as a result of this modification. This Credit Agreement modification also provided for a ten-year term loan in the amount of $22,500,000 that requires equal monthly payments of $187,500 plus interest. In conjunction with this term loan, to mitigate the variability of the interest rate risk, the Company entered into an interest rate swap contract (the "Palmer swap") on August 21, 2012 with its current bank. The Palmer swap is for an initial notional amount of $22,500,000 with a fixed interest rate of 3.74 percent, and runs for ten years, expiring on August 21, 2022, which equates to the date of the term loan. The notional amount of the Palmer swap decreases as monthly principal payments are made.
In connection with the CRI acquisition discussed in Note 16 to the Consolidated Financial Statements included in Item 8 of this Form 10-K, on August 9, 2013, the Company modified the Credit Agreement to fund this transaction. The Credit Agreement modification provided for a new ten-year term loan in the amount of $4,033,000, with monthly principal payments customized to account for the 20 year amortization of the real estate assets combined with a 5-year amortization of the equipment assets purchased. In conjunction with the new term loan, to mitigate the variability of interest rate risk, the Company entered into an interest rate swap contract (the "CRI swap") on September 3, 2013. The CRI swap is for an initial notional amount of $4,033,250 with a fixed interest rate of 4.83% and runs for ten years to August 19, 2023, which equates to the due date of the term loan. The notional amount of the CRI swap decreases as monthly principal payments are made.
In connection with the Specialty acquisition on November 21, 2014 discussed in Note 16 to the Consolidated Financial Statements included in Item 8 of this Form 10-K, the Credit Agreement was again modified to increase the limit of the credit facility to $40,000,000 and extend the maturity date to November 21, 2017. The Credit Agreement modification provided for a new five-year term loan of $10,000,000 that required equal monthly payments of $166,667 plus interest. Interest on the Credit Agreement is calculated using the One Month LIBOR (as defined in the Credit Agreement), plus a pre-defined spread, based on the Company's Total Funded Debt to EBITDA ratio (as defined in the Credit Agreement). Borrowings under the line of credit are limited to an amount equal to a borrowing base calculation that includes eligible accounts receivable, inventories and other non-capital assets.
Although the swap agreements obtained for the Palmer and CRI acquisitions are expected to effectively offset variable interest in the borrowings, hedge accounting will not be utilized. Therefore, changes in its fair value are being recorded in current assets or liabilities, as appropriate, with corresponding offsetting entries to other income (expense).
Pursuant to the Credit Agreement, the Company was required to pledge all of its tangible and intangible properties. Covenants under the Credit Agreement include maintaining a certain Total Funded Debt to EBITDA ratio (as defined in the Credit Agreement), a minimum tangible net worth, and total liabilities to tangible net worth ratio. The Company will also be limited to a maximum amount of capital expenditures per year, which is in line with the Company's currently projected needs. At January 3, 2015, the Company was in compliance with all debt covenants.
Results of Operations
Comparison of 2014 to 2013 - Consolidated
For the fiscal year ending January 3, 2015, the Company generated net earnings from continuing operations of $12,619,000, or $1.45 per share, on sales from continuing operations of $199,505,000, compared to net earnings from continuing operations of $2,898,000, or $0.42 per share, on sales from continuing operations of $196,751,000 in the prior year. The Company generated net earnings from continuing operations of $1,409,000, or $0.16 per share, on sales of $48,569,000 in the fourth quarter of 2014, compared to net loss from continuing operations of $1,097,000, or $0.13 loss per share, on sales from continuing operations of $46,402,000 in the fourth quarter of 2013.
Consolidated gross profit from continuing operations increased 66 percent to $32,929,000 in 2014, compared to $19,798,000 in 2013, and, as a percent of sales, increased to 17 percent of sales in 2014 compared to ten percent of sales in 2013. For the fourth quarter of 2014, consolidated gross profit from continuing operations was $8,247,000, an increase of 198 percent from the fourth quarter of 2013 of $2,770,000. Consolidated gross profit from continuing operations was 17 percent of sales for the fourth quarter of 2014 and six percent of sales for same period of 2013. The increases in dollars and in percentage of sales were attributable to the Metals Segment as discussed in the Metals Segment Comparison of 2014 to 2013 below. Consolidated selling, general and administrative expense from continuing operations for 2014 increased by $554,000 to $16,588,000 compared to $16,034,000 for 2013, and was eight percent of sales for both 2014 and 2013. These costs increased $303,000 during the fourth quarter of 2014 compared to the same period of 2013 and was nine percent of sales for both of the fourth quarters of 2014 and 2013. The dollar increase for both the year and fourth quarter of 2014 when compared to the same periods of 2013 resulted primarily from higher incentive based bonuses and sales commissions partly offset by lower travel, professional fees and amortization expense. In addition, the Company incurred $302,000 for one-time acquisition costs associated with the Specialty acquisition in 2014 and $264,000 of one-time acquisition costs associated with the CRI acquisition in 2013. These costs were $305,000 and $61,000 for the fourth quarters of 2014 and 2013, respectively. All of these items will be discussed in greater detail in the respective sections below.
Comparison of 2013 to 2012 - Consolidated
For the fiscal year ending December 28, 2013, the Company generated net earnings from continuing operations of $2,898,000, or $0.42 per share, on sales from continuing operations of $196,751,000, compared to net earnings from continuing operations of $3,983,000, or $0.62 per share, on sales from continuing operations of $166,162,000 in the prior year. The Company generated a net loss from continuing operations of $1,097,000, or $0.13 loss per share, on sales from continuing operations of $46,402,000 in the fourth quarter of 2013, compared to net earnings from continuing operations of $868,000, or $0.14 per share, on sales from continuing operations of $45,791,000 in the fourth quarter of 2012.
Consolidated gross profit from continuing operations for 2013 was $19,798,000 compared to $19,733,000 in 2012, and, as a percent of sales, decreased to ten percent of sales in 2013 compared to twelve percent of sales in 2012. For the fourth quarter of 2013, consolidated gross profit from continuing operations was $2,770,000, or six percent of sales, compared to a profit from continuing operations of $5,224,000, or eleven percent of sales, for the fourth quarter of 2012. The decreases in dollars and in percentage of sales were attributable to the Metals Segment as discussed in the Metals Segment Comparison of 2013 to 2012 below. Consolidated selling, general and administrative expense for 2013 increased by $3,625,000 to $16,034,000, compared to $12,409,000 for 2012, and was eight percent of sales for 2013 and 2012. For the fourth quarter, these costs increased by $734,000 to $4,177,000, or nine percent of sales, for 2013 compared to 3,443,000, or eight percent of sales, for 2012. Since Palmer was acquired in late-August of 2012, only a portion of their selling, general and administrative expenses were included in the prior year. This accounted for approximately $2,081,000 of the increased costs in 2013. The remainder of the increased costs for 2013 when compared to 2012 resulted from the receipt of the final installment of a dumping penalty in 2012, increased sales commissions, higher legal costs associated with the illegal dumping case initiated in 2013 and higher corporate travel and professional fees associated with the Palmer acquisition. These costs were partially offset by lower incentive-based bonus expense.

Metals Segment – The following table summarizes operating results from continuing operations and backlogs for the three years indicated. Reference should be made to Note 13 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

	2014		2013		2012
(in thousands)	Amount	%	Amount	%	Amount	%
Net sales	$134,304	100.0%	$140,233	100.0%	$114,788	100.0%
Cost of goods sold	112,486	83.8%	130,166	92.8%	103,295	90.0%
Gross profit	21,818	16.2%	10,067	7.2%	11,493	10.0%
Selling, general and administrative expense	8,307	6.2%	8,804	6.3%	5,833	5.1%
Operating income	$13,511	10.1%	$1,263	0.9%	$5,660	4.9%
Year-end backlog - Storage tanks	$12,229		$11,477		not available

Comparison of 2014 to 2013 – Metals Segment
The Metals Segment sales from continuing operations decreased four percent for 2014 as compared to 2013 and sales for the fourth quarter of 2014 totaled $32,212,000, an increase of two percent over 2013 results. The following factors resulted in the decreased sales in 2014. The Bechtel nuclear pipe project was completed early in the fourth quarter of 2013 combined with a shortfall in storage tank sales in 2014, mainly in the fourth quarter due to severe winter weather in West Texas which prevented the delivery and installation of several tank batteries. Also, there were fewer salt water disposal projects for our storage tank facility in 2014. Gross profit from continuing operations for 2014 increased 117 percent to $21,818,000, or 16 percent of sales, compared to 2013's year-end total of $10,067,000, or seven percent of sales. For the fourth quarter of 2014, gross profit from continuing operations was $5,620,000, or 17 percent of sales, compared to gross profit from continuing operations for the fourth quarter of 2013 of $181,000, or one percent of sales. The Segment experienced operating income from continuing operations of $13,511,000 and $2,511,000 for the year and fourth quarter of 2014, respectively, compared to operating income of $1,263,000 and an operating loss of $1,885,000, respectively, for same periods of 2013.
Operating income from continuing operations for the entire year and fourth quarter of 2014 when compared to the same periods of 2013 was impacted by the following six factors:

a)	The Company-wide cost cutting initiatives implemented in January 2014 had a favorable effect on profitability for 2014 with the average cost per pound produced decreasing seven percent.

b)	Six weeks of Specialty's operating income was included in the fourth quarter of 2014.

c)
As mentioned earlier, the severe winter weather in West Texas resulted in several lost shipping days, especially at year-end. The weather also slowed drill site development, causing several customers to delay their shipments.

d)
As mentioned above, BRISMET's product mix changed significantly in 2014. New sales pricing tools have allowed the sales department to focus on profitable sales quotes while decreasing emphasis on the lower margin business.

e)
Sales and operating income for 2013 were significantly affected by the low margin Bechtel nuclear project, which was completed in 2013. The facility successfully converted that effort to higher margin products in 2014.

f)
As a result of fluctuations in nickel prices, the Company experienced inventory losses of approximately $118,000 and $228,000 for the year and fourth quarter of 2014, respectively, compared to inventory losses of approximately $3,350,000 and $719,000, respectively, for the same periods of 2013.

Selling, general and administrative expense from continuing operations decreased $497,000, or six percent in 2014 when compared to 2013. This expense category was six percent of sales for both periods. The decrease resulted from higher legal fees associated with the illegal dumping lawsuit in 2013, less travel and lower amortization expense partially offset by higher performance based bonus costs in 2014.

On November 21, 2014, the Company entered into a Stock Purchase Agreement with Davidson to purchase all of the issued and outstanding stock of Specialty. Established in 1964 with distribution centers in Mineral Ridge, Ohio and Houston, Texas, Specialty is a master distributor of seamless carbon pipe and tube, with a focus on heavy wall, large diameter products. The purchase price for the all-cash acquisition was $31,500,000, subject to working capital adjustments post-closing. Davidson has the potential to receive earn-out payments up to a total of $5,000,000 if Specialty achieves targeted sales revenue over a two-year period following closing. The purchase price for the acquisition was funded through a combination of cash on hand, a new term loan with the Company's bank and an increase to the Company's current credit facility. The financial results for Specialty are reported as a part of the Company's Metals Segment.
On August 29, 2014, the Company completed the sale of all of the issued and outstanding membership interests of its wholly owned subsidiary, Ram-Fab to a subsidiary of Primoris Services Corporation. The transaction was valued at less than $10 million, which consideration included cash at closing, Synalloy's ability to receive potential future earn-out payment(s) and the retention of specified Ram-Fab current assets. The Company realized a one-time charge in the third quarter of 2014 of $1,996,000 for costs associated with the closure plus a $947,000 charge to write off the Company's investment in Ram-Fab. These charges, along with all non-recurring expenses associated with Ram-Fab are included in the respective consolidated financial statements as discontinued operations. Ram-Fab was reported as a part of the Metals Segment.
On June 27, 2014, the Company completed the planned closure of Bristol Fab. Bristol Fab's collective bargaining agreement with the Union expired on February 15, 2014. After lengthy negotiations with the Union, Bristol Fab was unable to reach an agreement. Also, upon closure of the operation, the Company was legally obligated to pay a withdrawal liability to the Union's pension fund of over $1.9 million. The Company realized a one-time charge in the second quarter of 2014 of $6,988,000 for costs associated with the closure of Bristol Fab. These costs, along with all non-recurring expenses associated with Bristol Fab, are included in the respective consolidated financial statements as discontinued operations.
Comparison of 2013 to 2012 – Metals Segment
Sales from continuing operations for 2013 were $140,233,000, up 22 percent from last year's results of $114,788,000. The Metals Segment experienced operating income from continuing operations of $1,263,000 for 2013 compared to $5,660,000 for 2012. Excluding Palmer's sales results, sales from continuing operations for the Metals Segment for 2013 would have been five percent higher than the same period of 2012. Sales from continuing operations during the fourth quarter of 2013 totaled $31,514,000, a decrease of four percent from $32,704,000 for the same quarter last year. The Metals Segment had an operating loss from continuing operations of $1,885,000 for the fourth quarter of 2013 compared to operating income of $1,608,000 for the fourth quarter of 2012. The Company purchased 100 percent of the issued and outstanding stock of Palmer on August 21, 2012. Excluding Palmer's sales results, sales for the fourth quarter 2013 would have been three percent lower than the prior year. Shipments of carbon steel pipe associated with the Bechtel nuclear project dropped significantly in the fourth quarter of 2013 as the project was completed. Shipments of stainless steel pipe in the fourth quarter of 2013 continued to be constrained as distributors are maintaining lean inventory levels going into 2014. Special alloy inquiries, bookings and backlog remained strong in the fourth quarter of 2013 and we have seen increased shipments in January.
Operating income from continuing operations, which decreased $4,397,000 and $3,493,000 for the entire year and fourth quarter of 2013, respectively, when compared to the same periods of 2012, was impacted by the following factors:

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

f)
Throughout the Metals Segment, production manpower was higher than optimal operating levels. In late December and early January 2014, personnel reductions were implemented across all three business units.

Selling, general and administrative expense from continuing operations increased $2,958,000, or 51 percent in 2013 when compared to 2012. This expense category was six percent of sales for 2013 compared to five percent of sales for 2012. The increase mainly resulted from the inclusion of Palmer expenses for the entire year of 2013 compared to a portion of 2012, receiving the final installment of a dumping penalty in 2012 and higher legal costs associated with the illegal dumping case initiated in 2013 partially offset by lower incentive-based bonus expense.

Specialty Chemicals Segment – The following tables summarize operating results for the three years indicated. Reference should be made to Note 13 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

	2014		2013		2012
(Amounts in thousands)	Amount	%	Amount	%	Amount	%
Net sales	$65,201	100.0%	$56,518	100.0%	$51,374	100.0%
Cost of goods sold	54,089	83.0%	46,786	82.8%	43,134	84.0%
Gross profit	11,112	17.0%	9,732	17.2%	8,240	16.0%
Selling, general and administrative expense	4,982	7.6%	3,989	7.1%	3,397	6.6%
Operating income	$6,130	9.4%	$5,743	10.1%	$4,843	9.4%

Comparison of 2014 to 2013 – Specialty Chemicals Segment
Sales for the Specialty Chemicals Segment increased 15 percent for 2014, ending the year at $65,201,000 compared to $56,518,000 in 2013. Pounds shipped for the year were 25 percent higher than the prior year. For the fourth quarter of 2014, sales were $16,357,000, up ten percent from 2013's fourth quarter sales of $14,888,000. Pounds shipped for the fourth quarter were ten percent higher than the same period of the prior year. The fourth quarter and annual sales increases resulted mainly from the addition of new customers at both facilities, but especially at CRI Tolling. Overall selling prices decreased eight percent and four percent for the year and fourth quarter of 2014 when compared to the same periods of the prior year due to lower cost raw material that is reflected in the selling prices at MC and generally lower average selling prices at CRI Tolling resulting from a higher concentration of customer supplied raw materials. Gross profit for the year was $11,112,000, up 14 percent from the prior year amount of $9,732,000. As a percent of sales, 2014 and 2013 gross profit were both 17 percent of sales. The fourth quarter showed gross profit of $2,627,000, or 16 percent of sales, and $2,588,000, or 17 percent of sales, for 2014 and 2013, respectively. Gross profit increased for the year and fourth quarter as a result of higher sales levels in 2014 plus the inclusion of CRI Tolling for the entire year of 2014. Operating income for the year increased seven percent from the prior year. Operating income for 2014 was $6,130,000, or nine percent of sales, while 2013 recorded $5,743,000, or ten percent of sales. The segment showed operating income of $1,358,000, or eight percent of sales, for the fourth quarter of 2014.  The fourth quarter of 2013 reported operating income of $1,277,000, or nine percent of sales.
Selling, general and administrative expense increased $993,000 or 25 percent in 2014 when compared to 2013, and increased to eight percent of sales in 2014 compared to seven percent in 2013. For the fourth quarter, selling, general and administrative expense was $1,269,000 in 2014, a decrease of $42,000 when compared to the same period of 2013. The increase for the year was due to higher sales commissions combined with including CRI costs for the entire year of 2014 compared to four months of the prior year. These increased costs for the year were partially offset by lower incentive based bonuses. The decrease for the fourth quarter was entirely due to lower incentive based bonuses in 2014.
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
Comparison of 2014 to 2013 – Corporate
Corporate expenses for 2014 were $3,292,000, or two percent of sales from continuing operations, compared to $3,243,000, or two percent of sales from continuing operations for 2013. This represents an increase of $49,000 or two percent. Higher incentive based bonuses for 2014 were partially offset by lower travel and shelf registrations costs.
Acquisition costs for 2014 and 2013 relate to the accumulation of one-time expenses associated with the acquisition of Specialty and CRI, respectively.
Interest expense decreased to $1,092,000 for 2014 compared to $1,357,000 for 2013. The lower expense levels for 2014 resulted from the Company paying off the outstanding balance of its line of credit in October 2013 with a portion of the proceeds from the September 30, 2013 public stock offering. Also, the continued low interest rate environment resulted in the fair value of both

SWAP agreements to decrease during 2014, resulting in additional expense of $426,000 in 2014. This category was $741,000 favorable for 2013.
The actual second year EBITDA for Palmer fell below the minimum target level defined in their SPA and no earn-out was paid in 2014. For the third year of the program, management does expect Palmer to achieve the minimum EBITDA levels and the first tier of earn-out is expected to be paid out in 2015. Accordingly, a one-time favorable adjustment to the Palmer earn-out accrual was made during 2014 for $3,476,000.
Comparison of 2013 to 2012 – Corporate
Corporate expenses were $3,243,000, or two percent of sales from continuing operations and $3,165,000, or two percent of sales from continuing operations, for 2013 and 2012, respectively. Additional costs were incurred in 2013 as the Company strengthened its IT support team (wages and travel), improved its reporting software functionality, incurred legal and travel costs associated with its follow-on stock offering, recorded additional stock option compensation expense and increased recurring professional fees associated with the Palmer and CRI acquisitions. These increases were substantially offset by lower incentive-based bonus expense in 2013.
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
Also, as mentioned in the Specialty Chemicals Segment discussion for 2013, the acquisition of CRI resulted in a gain on bargain purchase of $1,077,000, net of deferred income taxes.
Contractual Obligations and Other Commitments
As of January 3, 2015, the Company's contractual obligations and other commitments were as follows:

(Amounts in thousands)		Payment Obligations for the Year Ended
	Total	2015	2016	2017	2018	2019	Thereafter
Obligations:
Revolving credit facility	$885	$—	$—	$885	$—	$—	$—
Term loans	30,905	4,701	4,534	4,534	4,497	4,258	8,381
Interest payments	4,061	965	816	677	538	404	661
Contingent consideration	7,500	4,750	2,750	—	—	—	—
Operating leases	913	449	241	182	26	15	—
Deferred compensation (1)	353	51	51	51	21	21	158
Total	$44,617	$10,916	$8,392	$6,329	$5,082	$4,698	$9,200

(1)	For a description of the deferred compensation obligation, see Note 6 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.
Current Conditions and Outlook
During 2014, Synalloy acquired a stable, profitable company and sold / closed two underperforming subsidiaries. Management believes these changes leave the overall Company stronger for future growth and sustained profitability.
The Metals Segment's business continues to be highly dependent on its customers' capital expenditures. Special project and overall backlog is strong at BRISMET, with many large diameter and special alloy projects in the pipeline. International inquiries, which are comprised mainly of special alloy products, are on the rise. Nickel prices, which result in stainless steel surcharges, peaked during mid-May, with an increase of approximately 50% since the end of 2013. Since that time, nickel prices have fallen significantly from the high with nickel decreasing 14% during the fourth quarter. For the entire year of 2014 nickel increased 6% and has remained relatively flat through February 6, 2015. If an Indonesian ban on ore exports remains in place, nickel prices have room to increase from their current levels. Our inventory gains and losses are determined by a number of factors including sales mix and the holding period of particular products. As a consequence, there may not be a direct correlation between the direction of stainless steel surcharges and inventory profits or losses at a particular point in time. Our experience has been that over the course of a business cycle, this volatility has tended towards zero.

We believe we are the largest and most capable domestic producer of non-commodity stainless steel pipe and an effective producer of commodity stainless steel pipe. Our market position remains strong in the commodity pipe market and we continue to see strong order activity in special alloys. Gulf coast activity remains vigorous for chemical, petro-chem, fertilizer and plastic end-user applications. Should oil prices remain or fall below their current levels, management anticipates that sales for storage tanks and carbon pipe will be affected beginning in the second quarter of 2015. Palmer and Specialty introduced new product lines in 2014 which will help to mitigate any declining sales in existing product lines.
The storage tank backlog was $12,229,000 at January 3, 2015 and $11,477,000 at December 28, 2013.
Specialty Chemicals Segment's sales and profitability should continue to show improvement for the entire year of 2015 as CRI Tolling ramps up production to support the BioBased Technologies' agreement that was announced earlier this year. Production began in mid-January 2015 and should ramp up quickly during the remainder of the first quarter of 2015. This production utilizes the new reaction area that the Company added during 2014. In addition, both units aggressively pursue new business opportunities, evaluate product pricing, increase growth to direct customers and identify new sales opportunities for product offerings that have available production capacity. The Specialty Chemicals Segment's project pipeline is heavily weighted with oil and gas opportunities and since the Company is a relatively new supplier to the oil and gas chemical segment, management believes this area will still show strong improvement in 2015, even with lower oil prices. Management expects operating margins to hold steady at current levels.

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
Fair value of the Company's debt obligations, which approximated the recorded value, consisted of:
At January 3, 2015

•	$885,000 under a $40,000,000 revolving line of credit expiring on November 21, 2017 with a variable interest rate of 1.77 percent.

•	$17,250,000 under a term loan expiring August 21, 2022 with a variable interest rate of 2.42 percent.

•
An interest rate swap contract with a notional amount of $17,250,000 which fixes the term loan interest rate at 3.74 percent. The fair value of the interest rate swap contract was an asset to the Company of $11,000.

•	$3,654,000 under a term loan expiring August 19, 2023 with a variable interest rate of 2.16 percent.

•
An interest rate swap contract with a notional amount of $3,654,000 which fixes the term loan interest rate at 4.83 percent. The fair value of this interest rate swap contract was a liability to the Company of $215,000.

•	$10,000,000 under a term loan expiring November 21, 2019 with a variable interest rate of 2.07 percent.
At December 28, 2013

•	$19,500,000 under a term loan expiring August 21, 2022 with a variable interest rate of 2.41 percent.

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

Consolidated Balance Sheets
As of January 3, 2015 and December 28, 2013

	2014	2013
Assets
Current assets
Cash and cash equivalents	$26,623	$1,773,743
Accounts receivable, less allowance for doubtful accounts of $1,114,814 and $1,079,288 respectively	29,229,927	29,923,485
Inventories, net
Raw materials	38,405,587	16,557,350
Work-in-process	7,128,602	16,041,141
Finished goods	22,140,481	18,897,421
Total inventories	67,674,670	51,495,912
Deferred income taxes	2,921,654	3,776,647
Prepaid expenses and other current assets	5,460,344	4,091,489
Current assets held for sale	—	8,550,076
Total current assets	105,313,218	99,611,352

Cash value of life insurance	2,046,512	2,007,419
Property, plant and equipment, net	39,937,466	32,665,281
Goodwill	23,250,201	17,252,678
Intangible assets, net	17,001,525	6,930,000
Deferred charges, net and other non-current assets	300,308	575,546
Assets held for sale	—	4,218,095

Total assets	$187,849,230	$163,260,371

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$21,388,298	$11,440,573
Accrued expenses	14,684,686	9,182,369
Current portion of long-term debt	4,533,908	2,533,908
Current portion of environmental reserves	126,000	147,500
Current liabilities held for sale	—	1,318,876
Total current liabilities	40,732,892	24,623,226

Long-term debt, less current portion	27,255,442	20,904,708
Long-term environmental reserves	450,000	478,500
Long-term deferred compensation	209,500	219,794
Long-term contingent consideration	2,596,516	3,362,031
Deferred income taxes	6,438,146	7,573,999
Long-term pension liability from the closure of Bristol Fab	713,181	—

Shareholders' equity
Common stock, par value $1 per share - authorized 12,000,000 shares; issued 10,300,000 shares	10,300,000	10,300,000
Capital in excess of par value	34,054,374	33,657,714
Retained earnings	79,167,323	76,337,597
	123,521,697	120,295,311
Less cost of common stock in treasury: 1,589,698 and 1,612,200 shares, respectively	14,068,144	14,197,198
Total shareholders' equity	109,453,553	106,098,113
Commitments and contingencies – See Note 11

Total liabilities and shareholders' equity	$187,849,230	$163,260,371

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations
Years ended January 3, 2015, December 28, 2013 and December 29, 2012

	2014	2013	2012
Net sales	$199,504,628	$196,751,175	$166,162,142

Cost of sales	166,575,146	176,953,036	146,429,581

Gross profit	32,929,482	19,798,139	19,732,561

Selling, general and administrative expense	16,588,684	16,034,428	12,408,581
Operating income	16,340,798	3,763,711	7,323,980
Other (income) and expense
Interest expense	1,091,694	1,357,328	600,893
Acquisition related costs	301,715	264,186	880,583
Change in fair value of interest rate swap	425,543	(740,832)	113,648
Palmer earn-out adjustment	(3,476,197)	—	—
Gain on bargain purchase, net of taxes	—	(1,077,332)	—
Other, net	(6,744)	(147,687)	(148,028)
Income before income taxes	18,004,787	4,108,048	5,876,884
Provision for income taxes	5,386,000	1,210,000	1,894,000

Net income from continuing operations	12,618,787	2,898,048	3,982,884

Net (loss) income from discontinued operations, net of tax	(7,156,524)	(1,137,484)	252,028

Net income	$5,462,263	$1,760,564	$4,234,912

Net income per common share from continuing operations:
Basic	$1.45	$0.42	$0.63
Diluted	$1.45	$0.42	$0.62

Net (loss) income per diluted common share from discontinued operations:
Basic	$(0.82)	$(0.16)	$0.04
Diluted	$(0.82)	$(0.16)	$0.04

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Cost of Common Stock in Treasury	Total
Balance at December 31, 2011	$8,000,000	$1,153,889	$74,198,151	$(14,733,139)	$68,618,901

Net income	—	—	4,234,912	—	4,234,912
Payment of dividends, $0.25 per share	—	—	(1,596,302)	—	(1,596,302)
Issuance of 19,089 shares of common stock from the treasury	—	(113,071)	—	167,990	54,919
Stock options exercised for 11,800 shares, net	—	20,044	—	103,844	123,888
Employee stock option and grant compensation	—	337,750	—	—	337,750
Balance at December 29, 2012	8,000,000	1,398,612	76,836,761	(14,461,305)	71,774,068

Net income	—	—	1,760,564	—	1,760,564
Payment of dividends, $0.26 per share	—	—	(2,259,728)	—	(2,259,728)
Issuance of 17,572 shares of common stock from the treasury	—	(33,545)	—	154,741	121,196
Stock options exercised for 13,495 shares, net	—	28,660	—	109,366	138,026
Employee stock option and grant compensation	—	331,362	—	—	331,362
Issuance of 2,300,000 shares of common stock	2,300,000	31,932,625	—	—	34,232,625
Balance at December 28, 2013	10,300,000	33,657,714	76,337,597	(14,197,198)	106,098,113

Net income	—	—	5,462,263	—	5,462,263
Payment of dividends, $0.30 per share	—	—	(2,632,537)	—	(2,632,537)
Issuance of 14,522 shares of common stock from the treasury	—	(8,341)	—	127,881	119,540
Stock options exercised for 7,980 shares, net	—	40,844	—	1,173	42,017
Employee stock option and grant compensation	—	364,157	—	—	364,157
Balance at January 3, 2015	$10,300,000	$34,054,374	$79,167,323	$(14,068,144)	$109,453,553

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Years ended January 3, 2015, December 28, 2013 and December 29, 2012

	2014	2013	2012
Operating activities
Net income	$5,462,263	$1,760,564	$4,234,912
Loss (income) from discontinued operations, net of tax	7,156,524	1,137,484	(252,028)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	3,724,757	3,074,369	2,394,298
Amortization expense	1,466,395	1,597,578	567,693
Deferred income taxes	796,916	(1,325,781)	164,774
Bargain gain on acquisition of CRI, net of taxes	—	(1,077,332)	—
Palmer earn-out adjustment	(3,476,197)	—	—
Provision for (reduction of) losses on accounts receivable	72,100	(229,230)	105,918
Provision for losses on inventories	2,548,196	169,810	463,824
Loss (gain) on sale of property, plant and equipment	26,800	8,044	(107,970)
Cash value of life insurance	(39,093)	(161,530)	(190,996)
Change in fair value of interest rate swap	425,543	(740,832)	113,648
Environmental reserves	(50,000)	(14,000)	—
Issuance of treasury stock for director fees	110,501	127,989	99,995
Employee stock option and grant compensation	364,157	331,362	337,750
Changes in operating assets and liabilities:
Accounts receivable	3,448,709	642,125	(894,385)
Inventories	(3,298,982)	(2,659,949)	(2,615,218)
Other assets and liabilities, net	(1,164,297)	(303,959)	(1,661,047)
Accounts payable	7,820,957	879,632	(3,971,870)
Accrued expenses	3,995,534	(2,316,263)	1,189,805
Accrued income taxes	(1,287,007)	(863,495)	(754,713)
Net cash provided by (used in) continuing operating activities	28,103,776	36,586	(775,610)
Net cash provided by (used in) discontinued operating activities	785,249	(5,578,384)	2,410,473
Net cash provided by (used in) operating activities	28,889,025	(5,541,798)	1,634,863
Investing activities
Purchases of property, plant and equipment	(8,065,992)	(5,648,290)	(4,542,150)
Proceeds from sale of property, plant and equipment	8,000	136,297	148,500
Acquisition of Palmer	—	—	(27,895,209)
Cash received from Palmer acquisition	—	—	1,389,054
Acquisition of CRI	—	(4,527,762)	—
Acquisition of Specialty	(31,490,433)	—	—
Cash received from Specialty acquisition	12,960	—	—
Proceeds from life insurance settlement	—	703,331	734,206
Net cash used in continuing investing activities	(39,535,465)	(9,336,424)	(30,165,599)
Net cash provided by (used in) discontinued investing activities	3,589,064	(115,472)	(192,228)
Net cash used in investing activities	(35,946,401)	(9,451,896)	(30,357,827)
Financing activities
Net borrowings from (payments on) line of credit	884,637	(18,060,894)	9,410,463
Borrowings from long-term debt	10,000,000	4,033,250	22,500,000
Payments on long-term debt	(2,533,903)	(2,401,103)	(759,962)
Payments on pension liability from the closure of Bristol Fab	(449,958)	—	—
Proceeds from notes receivable	—	—	20,000
Proceeds from sale of common stock	—	34,232,625	—
Proceeds from exercised stock options	42,017	138,026	123,888
Dividends paid	(2,632,537)	(2,259,728)	(1,596,302)
Net cash provided by financing activities	5,310,256	15,682,176	29,698,087
(Decrease) increase in cash and cash equivalents	(1,747,120)	688,482	975,123
Cash and cash equivalents at beginning of year	1,773,743	1,085,261	110,138
Cash and cash equivalents at end of year	$26,623	$1,773,743	$1,085,261

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 Summary of Significant Accounting Policies
Description of Business
Synalloy Corporation (the "Company"), a Delaware corporation, was incorporated in 1958 as the successor to a chemical manufacturing business founded in 1945. Its charter is perpetual. The name was changed on July 31, 1967 from Blackman Uhler Industries, Inc. On June 3, 1988, the state of incorporation was changed from South Carolina to Delaware. The Company's executive offices are located at 775 Spartan Boulevard, Suite 102, Spartanburg, South Carolina 29301 and 4301 Dominion Boulevard, Suite 130, Glen Allen, Virginia 23060.
The Company's business is divided into two segments, the Metals Segment and the Specialty Chemicals Segment. The Metals Segment operates as BRISMET, Bristol Fab, Ram-Fab, Palmer and Specialty. BRISMET manufactures pipe, Bristol Fab fabricates piping systems from stainless and carbon steel and other alloys, Ram-Fab fabricates piping systems from chrome, stainless and carbon steel and other alloys, Palmer manufactures liquid storage solutions and separation equipment and Specialty is a master distributor of seamless carbon pipe and tube. The Specialty Chemicals Segment operates as Manufacturers Chemicals and CRI Tolling and produces specialty chemicals. Bristol Fab and Ram-Fab were sold or closed during 2014. See Note 17.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. The Metals Segment is comprised of three wholly-owned subsidiaries: Synalloy Metals, Inc. which owns 100 percent of Bristol Metals, LLC, located in Bristol, Tennessee; Palmer of Texas Tanks, Inc., located in Andrews, Texas and Specialty Pipe & Tube, Inc., located in Mineral Ridge, Ohio and Houston, Texas. The Specialty Chemicals Segment consists of two wholly-owned subsidiaries: Manufacturers Soap and Chemical Company which owns 100 percent of Manufacturers Chemicals, LLC, located in Cleveland, Tennessee and CRI Tolling, LLC, located in Fountain Inn, South Carolina. All significant intercompany transactions have been eliminated.
Accounting Period
The Company's fiscal year is the 52 or 53 week period ending the Saturday nearest to December 31. Fiscal year 2014 ended on January 3, 2015 with the year having 53 weeks. Fiscal year 2013 ended on December 28, 2013 and fiscal year 2012 ended on December 29, 2012, each year having 52 weeks.
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
Included in the stock purchase agreement (the "SPA") of Palmer, the sellers guaranteed the collectability of the acquired accounts receivable. Per the SPA, at 120 days after the acquisition date, an allowance for doubtful accounts was established for all open, pre-acquisition receivables of $821,000, with an offsetting increase in the amount due from the sellers during the year ended December 29, 2012. Subsequent collections on these accounts by the Company are reimbursed to the sellers.
Included in the SPA of Specialty, the sellers guaranteed the collectability of the acquired accounts receivable. Per the SPA, at 120 days after the acquisition date, any uncollected accounts receivable will be remitted to the Company.
Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and current market conditions. Based upon historical results, the Company also maintains an inventory reserve to provide for the amount of estimated inventory quantity loss since the last physical inventory. As of January 3, 2015 and December 28, 2013, inventories have been reduced by $4,866,000 and $2,217,000, respectively, for obsolescence, market and physical inventory reserves.
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
Business Combinations
Acquisitions are accounted for using the acquisition method of accounting for business combinations in accordance with GAAP. Under this method, the total consideration transferred to consummate the acquisition is allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the closing date of the acquisition. The acquisition method of accounting requires extensive use of estimates and judgments to allocate the consideration transferred to the identifiable tangible and intangible assets, if any, acquired and liabilities assumed.
Goodwill, Intangible Assets and Deferred Charges
Goodwill, arising from the excess of purchase price over fair value of net assets of businesses acquired, is not amortized but is reviewed annually in the fourth quarter for impairment. Intangible assets represent the fair value of intellectual, non-physical assets resulting from a business acquisition. Deferred charges represent other intangible assets such as debt service costs. Intangible assets are amortized over their estimated useful lives using an accelerated method or a straight-line method. Deferred charges are amortized over their estimated useful lives using the straight-line method. Deferred charges are amortized over a period ranging from 3 to 10 years and intangible assets are amortized over a period ranging from 10 to 15 years. The weighted average amortization period for the customer relationships is approximately twelve years. Deferred charges and intangible assets totaled $20,961,000 and $9,407,000 at January 3, 2015 and December 28, 2013, respectively. Accumulated amortization of deferred charges and intangible assets as of January 3, 2015 and December 28, 2013 totaled $3,670,000 and $2,203,000, respectively. Estimated amortization expense for the next five fiscal years based on existing deferred charges and intangible assets is: 2015 - $2,335,000, 2016 - $2,171,000, 2017 - $2,032,000; 2018 - $1,868,000; 2019 - $1,740,000; and thereafter - $7,145,000. The Company recorded amortization expense of $1,466,000, $1,598,000 and $568,000 for 2014, 2013 and 2012, respectively.
Revenue Recognition
Revenue from product sales is recognized at the time ownership of goods transfers to the customer and the earnings process is complete, which is typically on the date the inventory is shipped to the customer.
Shipping Costs
Shipping costs of approximately $3,775,000, $4,871,000 and $3,445,000 in 2014, 2013 and 2012, respectively, are recorded in cost of goods sold.
Research and Development Expenses
The Company incurred research and development expense of approximately $531,000, $558,000 and $612,000 in 2014, 2013 and 2012, respectively.
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
Estimates of fair value using levels 2 and 3 may require judgments as to the timing and amount of cash flows, discount rates, and other factors requiring significant judgment, and the outcomes may vary widely depending on the selection of these assumptions. The Company's most significant fair value estimates relate to purchase accounting adjustments which included the measurement of contingent consideration, estimating the fair value of the reporting units in testing goodwill for impairment, estimating the fair value of the interest rate swaps, and providing disclosures of the fair values of financial instruments.
As of January 3, 2015 and December 28, 2013, the carrying amount for cash and cash equivalents, accounts receivable, accounts payable and borrowings under the Company's line of credit and term loan, which are based on variable interest rates, approximates their fair value.
The Company does not currently have any Level 1 financial assets or liabilities.  The Company has three Level 2 financial assets and liabilities. Cash value of life insurance had a fair value of $2,047,000 and $2,007,000 at January 3, 2015 and December 28, 2013, respectively. The fair value of the life insurance policies was determined by the underwriting insurance company's valuation models and represents the guaranteed value the Company would receive upon surrender of these policies. Changes in the policies' fair value were recorded in non-current assets with corresponding offsetting entries to selling, general and administrative expense. Also, the fair value of the Palmer swap was an asset of $11,000 and $301,000 at January 3, 2015 and December 28, 2013, respectively. The fair value of the CRI swap was a liability of $215,000 and $80,000 at January 3, 2015 and December 28, 2013, respectively. The interest rate swaps were priced using discounted cash flow techniques which are corroborated by using non-binding market prices. Changes in the swaps' fair value were recorded in current assets or liabilities, as appropriate, with corresponding offsetting entries to other income (expense). Significant inputs to the discounted cash flow model include projected future cash flows based on projected one-month LIBOR and the average margin for companies with similar credit ratings and similar maturities. These are classified as Level 2 as they are not actively traded and are valued using pricing models that use observable market inputs.
The contingent consideration payments, discussed in Note 16, are classified as Level 3. The amount of the total earn-out liability to the prior owners of Palmer was determined using management's best estimate of Palmer's EBITDA for the three-year earn-out period which will determine the amount of the ultimate payment to be made. The amount of the total earn-out liability due to the prior owner of Specialty was determined using management's best estimate of Specialty's EBITDA for the two-year earn out period which will determine the amount of the ultimate payment to be made. Factors such as volume increases, selling price increases and inflation were used to develop a base projection. The Company believes additional costs will be required to improve employee turnover, safety, internal controls, etc. These estimated costs were deducted in order to determine projected EBITDA. The Company's current cost of borrowing was used to determine the present value of these expected payments. Each quarter-end, the Company re-evaluates their assumptions and adjustments to the estimated present value of the expected payments to be made, if required. During the three months ended June 28, 2014, the Company reviewed the Palmer earn-out reserve for the second and third year payments and determined the EBTIDA threshold target of $5,825,000 for the period from August 22, 2013 to August 21, 2014 ("Year 2") would not be attained, and therefore, the earn-out payment of $2,500,000 for Year 2 was not made to the former Palmer shareholders. As a result, the Company adjusted the earn-out liability to the present value of the Company's current estimates by recognizing a gain of approximately $3,476,000 during the second quarter. The Company does not expect Palmer to meet the EBITDA threshold target of $6,825,000 during the final twelve month earn-out period; however, it should reach the $5,825,000 threshold for year three.

The following table presents a summary of changes in fair value of the Company's Level 3 liabilities measured on a recurring basis for 2014 and 2013:

Level 3 Inputs
Balance at December 29, 2012	$8,208,831
Interest expense charged during the year	153,200
Payment to Palmer sellers	(2,500,000)
Balance at December 28, 2013	5,862,031
Present value of contingent consideration liability associated with the Specialty acquisition	4,773,620
Interest expense charged during the year	96,933
Change in fair value of contingent consideration liability associated with the Palmer acquisition	(3,476,197)
Balance at January 3, 2015	$7,256,387
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 in the years ended January 3, 2015 or December 28, 2013. There have also been no changes in the fair value methodologies used by the Company during the years ended January 3, 2015 or December 28, 2013.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions, primarily for testing goodwill for impairment, determining proper period-end balances for certain employee benefit accruals, estimating fair value of identifiable assets acquired and liabilities assumed as a result of business acquisitions and for establishing reserves on accounts receivable, inventories and environmental issues, that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
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
Recent accounting pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity", which changes the criteria for when the disposal of a component entity may be presented as discontinued operations. The standard requires that the disposal be considered a strategic shift (such as the disposal of a major geographical area, a major line of business, a major equity method investment, or other major part of an entity) which will have a major effect on a reporting entity's operating and financial results in order to be presented as discontinued operations. Disposals that do qualify for discontinued operations presentation will require expanded disclosure. ASU 2014-08 is effective for disposals which occur during annual periods beginning on or after December 15, 2014. The Company did not elect to early adopt the provisions of this ASU.
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

Subsequent Events
Management has evaluated subsequent events through the date of filing this Form 10-K.

Note 2 Property, Plant and Equipment
Property, plant and equipment consist of the following:

	2014	2013
Land	$1,742,213	$652,213
Land improvements	714,398	662,521
Buildings	21,371,594	18,586,308
Machinery, fixtures and equipment	56,651,197	50,239,409
Construction-in-progress	5,494,166	5,014,348
	85,973,568	75,154,799
Less accumulated depreciation	46,036,102	42,489,518
Property, plant and equipment, net	$39,937,466	$32,665,281

The Company recorded depreciation expense from continuing operations of $3,725,000, $3,074,000, and $2,394,000 for 2014, 2013 and 2012, respectively.

Note 3 Long-term Debt

	2014	2013
$ 40,000,000 Revolving line of credit, due November 21, 2017	$884,637	$—
$10,000,000 Term loan, due November 21, 2019	10,000,000	—
$22,500,000 Term loan, due August 21, 2022	17,250,000	19,500,000
$4,033,250 Mortgage, due August 19, 2023	3,654,713	3,938,616
	31,789,350	23,438,616
Less current portion	4,533,908	2,533,908
Long-term debt, less current portion	$27,255,442	$20,904,708
On June 30, 2010, the Company entered into a Credit Agreement with a regional bank to provide a $20,000,000 line of credit that was to expire on June 30, 2013. This agreement was amended by the bank on August 19, 2011 to extend the maturity date of the Credit Agreement by one additional year to June 30, 2014. In connection with the Palmer acquisition discussed in Note 16, on August 21, 2012, the Company modified the Credit Agreement to increase the limit of the credit facility by $5,000,000 to a maximum of $25,000,000, and extended the maturity date to August 21, 2015. On October 22, 2012, the Company modified this agreement to increase the limit by an additional $5,000,000 to a maximum of $30,000,000. This increase was in effect for one year and the maximum line of credit reverted back to $25,000,000 on October 22, 2013. In connection with the Specialty acquisition discussed in Note 16, on November 21, 2014, the Company modified the Credit Agreement to increase the limit of the credit facility by $15,000,000 to a maximum of $40,000,000, and extended the maturity date to November 21, 2017. The Total Funded Debt to EBITDA ratio (as defined in the Credit Agreement), tangible net worth floor (as defined in the Credit Agreement), and Total Liabilities to Tangible Net Worth ratio (as defined in the Credit Agreement) were changed as a result of this modification. None of the other provisions of the Credit Agreement were changed as a result of this modification. Interest on the Credit Agreement is calculated using the One Month LIBOR (as defined in the Credit Agreement), plus a pre-defined spread, based on the Company's Total Funded Debt to EBITDA ratio (as defined in the Credit Agreement). Borrowings under the line of credit are limited to an amount equal to a borrowing base calculation that includes eligible accounts receivable, inventories and other non-capital assets.
In connection with the acquisition of Specialty, discussed in Note 16, the Credit Agreement modification on November 21, 2014 also provided for a five-year term loan, expiring November 21, 2019, in the amount of $10,000,000 that requires equal monthly payments of $166,667, plus interest, calculated using the One Month LIBOR (as defined in the Credit Agreement), plus a pre-defined spread, based on the Company's Total Funded Debt to EBITDA ratio (as defined in the Credit Agreement). The interest rate was 2.07 percent at January 3, 2015.

The Credit Agreement modification on August 21, 2012 also provided for a ten-year term loan in the amount of $22,500,000 that requires equal monthly payments of $187,500 plus interest. The interest rate was 2.42 percent at January 3, 2015. In conjunction with this term loan, to mitigate the variability of the interest rate risk, the Company entered into an interest rate swap contract (the "Palmer swap") on August 21, 2012 with its current bank. The Palmer swap was for an initial notional amount of $22,500,000 with a fixed interest rate of 3.74 percent, and a term of ten years, expiring on August 21, 2022, which is consistent with the maturity of the term loan. The notional amount of the interest rate swap decreases as monthly principal payments are made.
In connection with acquisition of CRI, discussed in Note 16, on August 9, 2013 the Company amended its Credit Agreement for a new ten-year term loan in the amount of $4,033,250, with monthly principal payments customized to account for the 20-year amortization of the real estate assets combined with a 5-year amortization of the equipment assets purchased. The interest rate was 2.16 percent at January 3, 2015. In conjunction with this term loan, to mitigate the variability of interest rate risk, the Company entered into the CRI swap on September 3, 2013. The CRI swap was for an initial notional amount of $4,033,250 with a fixed interest rate of 4.83 percent and runs for ten years to August 19, 2023, which equates to the due date of the term loan. The notional amount of the interest rate swap decreases as monthly principal payments are made.
Although both swap agreements are expected to effectively offset variable interest in the borrowings, hedge accounting will not be utilized. Therefore, changes in their fair value are recorded in current assets or liabilities, as appropriate, with corresponding offsetting entries to other income (expense). The Company recorded an $11,000 asset and a $301,000 asset for the fair value of the Palmer swap as of January 3, 2015 and December 28, 2013, respectively. As of January 3, 2015 and December 28, 2013, the Company recorded a liability of $215,000 and $80,000, respectively, for the fair value of the CRI swap. During 2012, a portion of the initial change in fair value on the CRI swap was deemed to be attributable to a cost of underwriting the term loan obtained for the CRI acquisition; therefore $70,000 of the total change in fair value was classified as an acquisition cost, and the remainder as other income (expense). In future periods, the change in fair value will be charged or credited to other income or expense.
Pursuant to the Credit Agreement, the Company was required to pledge all of its tangible and intangible properties, including the acquired assets of Specialty, Palmer and CRI. Covenants under the Credit Agreement include maintaining a certain Total Funded Debt to EBITDA ratio (as defined in the Credit Agreement), a minimum tangible net worth, and total liabilities to tangible net worth ratio. The Company will also be limited to a maximum amount of capital expenditures per year, which is in line with the Company's currently projected needs. At January 3, 2015, the Company was in compliance with all debt covenants.
The line of credit interest rates were 1.77 percent, 2.16 percent, and 2.21 percent at January 3, 2015, December 28, 2013, and December 29, 2012, respectively. Additionally, the Company is required to pay a fee equal to 0.125 percent on the average daily unused amount of the line of credit on a quarterly basis. As of January 3, 2015, the amount available for borrowing under the line of credit was $40,000,000 of which $884,637 was borrowed, leaving $39,115,363 of availability. Average line of credit borrowings outstanding during fiscal 2014, 2013 and 2012 were $2,735,000, $19,860,000 and $11,045,000 with weighted average interest rates of 1.35 percent, 1.74 percent and 1.82 percent, respectively. The average borrowings for 2014 and 2013 were determined based on the period the Company had an outstanding balance on the line of credit. During 2013, the line of credit was completely paid in October 2013 and the Company had no borrowings on the line of credit until December 2014.
The Company also had one vehicle loan with a bank that was acquired with the acquisition of Palmer (Note 16) and was paid in full during 2013. Monthly installments of $2,039 including principal and interest were due on the loan, expiring April 16, 2015. The interest rate on the vehicle loan was fixed at 0.90 percent. The vehicle loan was secured by the vehicle.
Scheduled maturities of total long-term debt obligations are as follows: 2015 - $4,534,000; 2016 - $4,534,000; 2017 - $4,534,000; 2018 - $4,497,000; 2019 - $4,258,000; and thereafter - $8,547,000.
The Company made interest payments on all credit facilities of $930,000 in 2014, $1,202,000 in 2013 and $492,000 in 2012.

Note 4 Accrued Expenses
Accrued expenses consist of the following:

	2014	2013
Salaries, wages and commissions	$2,814,279	$1,224,856
Current portion of contingent consideration	4,659,871	2,500,000
Facility closing reserves	1,570,399	—
Uncertain tax positions	1,504,146	—
Advances from customers	1,027,123	1,617,298
Insurance	859,151	1,229,440
Current portion of pension liability from the closure of Bristol Fab	780,595	—
Taxes, other than income taxes	470,456	795,015
Benefit plans	212,352	530,603
Interest	56,922	31,015
Professional fees	194,065	302,304
Interest rate swap liability	215,188	80,498
Current portion of deferred compensation	51,000	51,000
Other accrued items	269,139	820,340
Total accrued expenses	$14,684,686	$9,182,369

Note 5 Environmental Compliance Costs
At January 3, 2015 and December 28, 2013, the Company had accrued $576,000 and $626,000, respectively, for remediation costs which, in management's best estimate, is sufficient to satisfy anticipated costs of known remediation requirements as outlined below. Expenditures related to costs currently accrued are not discounted to their present values and are expected to be made over the next three to four years. As a result of the evolving nature of the environmental regulations, the difficulty in estimating the extent and remedy of environmental contamination, and the availability and application of technology, the estimated costs for future environmental compliance and remediation are subject to uncertainties and it is not possible to predict the amount or timing of future costs of environmental matters which may subsequently be determined.
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
At the former Augusta, GA plant site, the Company submitted a Baseline Risk Assessment and Corrective Measures Plan for regulatory approval. A Closure and Post-Closure Care Plan was submitted and approved in 2001 for the closure of the surface impoundment (former regulated unit). The Company completed and certified closure of the surface impoundment during 2002. During 2005, the Company completed a preliminary analysis of remedial alternatives to eliminate direct contact with surface soils based on the Baseline Risk Assessment. In 2011, the Company identified a concentration of soil contamination. With the approval of the Georgia Department of Natural Resources, Environmental Protection Division ("EPD"), the affected soil was removed and the section of the property was backfilled with clean fill material plus selected chemicals to clean any impurities left behind. Based upon the soil remediation performed, the Company filed a Site-Wide Corrective Action Plan with the EPD in December 2011 to terminate the RCRA Permit. During 2014, the EPD closed the surface impoundment regulated unit since the Company met post-closure clean-up goals and the Company renewed the Corrective Action Permit, which includes a site-wide corrective action plan, long-term monitoring and institutional controls. The Company has accrued $501,000 and $551,000 at January 3, 2015 and December 28, 2013, respectively, for estimated future remedial and cleanup costs. As part of the Asset Purchase Agreement for the Spartanburg facility, the purchaser also agreed to pay for all future annual monitoring and reporting costs at the Augusta facility required by the EPD.
The Company has identified and evaluated two SWMUs at its plant in Bristol, Tennessee that revealed residual groundwater contamination. An Interim Corrective Measures Plan to address the final area of contamination identified was submitted for regulatory approval and was approved in March 2005. The Company had $75,000 accrued at January 3, 2015 and December 28, 2013, to provide for estimated future remedial and cleanup costs.
The Company has been designated, along with others, as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act, or comparable state statutes, at two waste disposal sites. Notifications for these two sites were received by the Company in November 2007 and February 2008. The site represented by the November 2007 notification was settled during 2013. The Company was not named in the final settlement and was not required to make any payments. It is impossible to determine the ultimate costs related to the remaining site due to several factors such as the unknown possible magnitude of possible contamination, the unknown timing and extent of the corrective actions which may be required, and the determination of the Company's liability in proportion to the other parties. At the present time, the Company does not have sufficient information to form an opinion as to whether it has any liability, or the amount of such liability, if any. However, it is reasonably possible that some liability exists.
The Company was also named as one of many potentially responsible parties in a Superfund Site brought by the United States Environmental Protection Agency. Notification for this site was received on September 13, 2010. The Company qualified for a special de minimis party settlement at this site and upon payment of approximately $2,000 in 2013, was released from further consideration.
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

Note 6 Deferred Compensation
The Company has deferred compensation agreements with certain former officers providing for payments for the longer of ten years or life from age 65. The present value of such vested future payments, $261,000 at January 3, 2015 and $271,000 at December 28, 2013, has been accrued.

Note 7 Stock Options, Stock Grants and New Stock Issues
A summary of activity in the Company's stock option plans is as follows:

	Weighted Average Exercise Price	Options Outstanding	Weighted Average Contractual Term (in years)	Intrinsic Value of Options	Options Available
At December 31, 2011	$11.28	120,800	8.0	$6,448	250,000
Granted February 9, 2012	$11.35	36,740			(36,740)
Granted August 21, 2012	$12.73	75,000			(75,000)
Exercised	$10.50	(11,800)
Expired	$—	—			—
At December 29, 2012	$11.82	220,740	8.4	$367,937	138,260
Granted February 7, 2013	$13.70	40,594			(40,594)
Exercised	$10.69	(15,247)
Expired	$12.70	(83,351)			83,351
At December 28, 2013	$11.95	162,736	7.5	$582,894	181,017
Granted February 20, 2014	$14.76	13,790			(13,790)
Exercised	$11.23	(17,074)
Expired	$13.70	(2,157)			2,157
At January 3, 2015	$12.25	157,295	6.9	852,810	169,384
Exercisable options	$11.73	56,787	6.4	$337,467

Options expected to vest:				Grant Date Fair Value
At December 29, 2012	$11.97	191,740	8.9	$6.40
Granted February 7, 2013	$13.70	40,594		$6.30
Vested	$11.49	(27,347)
Forfeited unvested options	12.71	(82,842)
At December 28, 2013	$12.18	122,145	7.8	$7.19
Granted February 20, 2014	$14.76	13,790		$6.70
Vested	$11.98	(33,702)
Forfeited unvested options	$13.70	(1,725)
At January 3, 2015	$12.54	100,508	7.2	$6.76
The following table summarizes information about stock options outstanding at January 3, 2015:

Range of Exercise Prices	Outstanding Stock Options			Exercisable Stock Options
	Shares	Weighted Average		Shares	Weighted Average Exercise Price
		Exercise Price	Remaining Contractual Life in Years
$11.55	82,342	$11.55	6.05	42,342	$11.55
$11.35	27,996	$11.35	7.09	8,912	$11.35
$13.70	33,167	$13.70	8.09	5,533	$13.70
$14.76	13,790	$14.76	9.13	—
	157,295			56,787
The 2011 Plan is an incentive stock option plan, therefore there are no income tax consequences to the Company when an option is granted or exercised. On February 9, 2012, the Company granted options to purchase 36,740 shares of its common stock at an exercise price of $11.35 to participants in the 2011 Plan and an additional 75,000 options were granted on August 21, 2012 to the President of Palmer in connection with his employment agreement with the Company at an exercise price of $12.73.  The fair value of the option grants were $5.03 and $5.44, respectively. The fair value of the grants were estimated using the Black-Scholes option-pricing model based on a risk-free interest rate of 2.04 percent and 1.80 percent, respectively, an expected volatility of 0.53 and 0.51, respectively, with both grants using an expected life of seven years and a dividend yield of 2.10 percent.
On February 7, 2013, the Company granted options to purchase 40,594 shares of its common stock at an exercise price of $13.70 per share to participants in the 2011 Plan. The fair value of this stock option grant was $6.30. The Black-Scholes model for this grant was based on a risk-free interest rate of 2.00 percent, an expected life of seven years, an expected volatility of 0.53 and a dividend yield of 1.80 percent.
On February 20, 2014, the Company granted options to purchase 13,790 shares of its common stock at an exercise price of $14.76 per share to participants in the 2011 Plan. The stock options will vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of the grant. In order for the options to vest, the employee must be in the continuous employment of the Company since the date of the grant. Any portion of the grant that has not vested will be forfeited upon termination of employment. The Company may terminate any portion of the grant that has not vested upon an employee's failure to comply with all conditions of the award or the 2011 Plan. Shares representing grants that have not yet vested will be held in escrow by the Company. An employee will not be entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable. The per share weighted-average fair value of this stock option grant was $6.70. The Black-Scholes model for this grant was based on a risk-free interest rate of 2.00 percent, an expected life of seven years, an expected volatility of 0.52 and a dividend yield of 1.80 percent.
In 2014, 2013 and 2012, options for 17,074, 15,247 and 11,800 shares were exercised by employees and directors for an aggregate exercise price of $192,000, $163,000 and $124,000, respectively. The proceeds were generated from cash received of $42,000 and repurchase of 9,094 shares from employees and directors totaling $150,000 in 2014, from cash received of $138,000 and repurchase of 1,752 shares from employees and directors totaling $25,000 in 2013 and from cash received of $124,000 in 2012. At the 2014, 2013 and 2012 respective year ends, options to purchase 56,787, 40,591 and 29,000 shares with weighted average exercise prices of $11.73, $11.26 and $10.84, respectively, were fully exercisable. Compensation cost charged against income before taxes for the options was approximately $261,000 for 2014, $249,000 for 2013 and $228,000 for 2012. As of January 3, 2015, there was $459,000 of unrecognized compensation cost related to unvested stock options granted under the Company's stock option plans. The weighted average period over which the stock option compensation cost is expected to be recognized is 2.32 years.
The Company has a 2005 Stock Awards Plan in effect at January 3, 2015. A summary of plan activity for 2012, 2013 and 2014 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	43,572	$11.39
Vested	(11,099)	$12.60
Forfeited	—
Outstanding at December 29, 2012	32,473	$10.98
Vested	(8,161)	$11.06
Forfeited	(5,060)	10.20
Outstanding at December 28, 2013	19,252	$11.15
Granted October 16, 2014	31,080	$15.69
Granted November 21, 2014	23,665	$15.85
Vested	(7,434)	$10.60
Forfeited	(160)	$13.34
Outstanding at January 3, 2015	66,403	$15.00
The Compensation & Long-Term Incentive Committee of the Board of Directors of the Company approves stock grants under the Company's 2005 Stock Awards Plan to certain management employees of the Company. On October 16, 2014, 31,080 shares, with a market price of $15.69 per share, were granted under the Plan to the chief executive officer of the Company. On November 21, 2014, as a result of the acquisition of Specialty, 23,665 shares, at a market price of $15.85 per share, were granted under the

Plan to certain management employees of Specialty. The stock awards vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant from shares held in treasury with the Company. In order for the awards to vest, the employee must be in the continuous employment of the Company since the date of the award. Any portion of an award that has not vested is forfeited upon termination of employment. The Company may terminate any portion of the award that has not vested upon an employee's failure to comply with all conditions of the award or the 2005 Stock Awards Plan. An employee is not entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable.
Compensation expense on the grants issued is charged against earnings equally before forfeitures, if any, over a period of 60 months from the dates of the grants, with the offset recorded in Shareholders' Equity. Compensation cost charged against income for the awards was approximately $103,000, $66,000 net of income taxes, or $0.01 per share for 2014, $82,000, $52,000 net of income taxes, or $0.01 per share for 2013 and $110,000, $70,000 net of income taxes, or $0.01 per share, for 2012. As of January 3, 2015, there was $902,000 of total unrecognized compensation cost related to unvested stock grants under the 2005 Stock Awards Plan. The weighted average period over which the stock grant compensation cost is expected to be recognized is 4.55 years.
Each year, the Company allows each non-employee director to elect up to 100% of their annual retainer in restricted stock. The number of restricted shares issued is determined by the average of the high and low common stock price on the day prior to the Annual Meeting of Shareholders or the date prior to the appointment to the Board for those individuals that are appointed mid-term. On April 24, 2014 and April 25, 2013, non-employee directors received an aggregate of 7,088 and 9,411 shares, respectively, of restricted stock in lieu of total retainer fees of $111,000 and $128,000, respectively. The shares granted to the directors are not registered under the Securities Act of 1933 and are subject to forfeiture in whole or in part upon the occurrence of certain events.
On September 30, 2013, the Company closed on an underwritten public offering of 2,000,000 shares of its common stock at a price of $15.75 per share. The underwriters also exercised their option to purchase and close upon an additional 300,000 shares of common stock at a price of $15.75 per share. The Company received net proceeds, after underwriting discounts and estimated expenses, of approximately $34,233,000. The Company used the net proceeds from the offering to invest approximately $3,500,000 in new equipment for the CRI Tolling facility, and used $18,061,000 to pay off the outstanding balance on the line of credit.

Note 8 Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows at the respective year ends:

(Amounts in thousands)	2014	2013
Deferred tax assets:
Inventory valuation reserves	$303	$794
Allowance for doubtful accounts	85	100
Inventory capitalization	1,504	3,089
Environmental reserves	206	224
Interest rate swap	41	128
Back charge accrual	23	203
Deferred compensation	93	97
Accrued bonus	739	—
Facility closing reserves	568	—
State net operating loss carryforwards	206	142
Other	370	253
Total deferred tax assets	4,138	5,030
Deferred tax liabilities:
Tax over book depreciation and amortization	6,804	8,021
Prepaid expenses	825	749
Other	26	57
Total deferred tax liabilities	7,655	8,827
Net deferred tax liabilities	$(3,517)	$(3,797)

Significant components of the provision for income taxes from continuing operations are as follows:

(Amounts in thousands)	2014	2013	2012
Current:
Federal	$3,933	$2,192	$1,493
State	656	344	236
Total current	4,589	2,536	1,729
Deferred:
Federal	964	(1,113)	250
State	(167)	(213)	(85)
Total deferred	797	(1,326)	165
Total	$5,386	$1,210	$1,894
The reconciliation of income tax computed at the U. S. federal statutory tax rates to income tax expense is:

(Amounts in thousands)	2014		2013		2012
	Amount	%	Amount	%	Amount	%
Tax at U.S. statutory rates	$6,302	35.0%	$1,397	34.0%	$1,998	34.0%
State income taxes, net of federal tax benefit	324	1.8%	74	1.8%	106	1.8%
Palmer earn-out adjustment	(1,217)	(6.8)%	—	—%	—	—%
Bargain gain on CRI acquisition	—	—%	(366)	(8.9)%	—	—%
Manufacturing exemption	(458)	(2.5)%	(138)	(3.4)%	(180)	(3.1)%
Stock issuance costs	—	—%	101	2.5%	—	—%
Stock option compensation	91	0.5%	85	2.1%	38	0.6%
Uncertain tax positions	139	0.8%	—	—%	—	—%
Other, net	205	1.1%	57	1.4%	(68)	(1.1)%
Total	$5,386	29.9%	$1,210	29.5%	$1,894	32.2%

Income tax payments of approximately $2,091,000, $2,445,000 and $1,991,000 were made in 2014, 2013 and 2012, respectively. The Company had state net operating loss carryforwards at the end of fiscal years 2014 and 2013 of approximately $50,774,000 and $45,503,000, respectively. These losses will expire between the years of 2017 and 2034. A valuation allowance has been set up against $45,965,000 of these state net operating loss carryforwards because it is not more likely than not that the losses will be realized in the foreseeable future. The valuation allowance for the net operating loss carryforwards was $1,570,000 at January 3, 2015, an increase of $178,000 from the prior year.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. The federal statute of limitations is closed for tax years prior to 2012. The Company's 2012 and 2013 federal income tax returns are currently being examined by the Internal Revenue Service.

Provided below is a roll forward of the Company's uncertain tax positions.

(Amounts in thousands)	Unrecognized Tax Benefit	Interest and Penalties	Total

Balance at December 29, 2012	—	—	—
Increases related to prior year tax positions	—	—	—
Decreases related to prior year tax positions	—	—	—
Increases related to current year tax position	—	—	—
Settlements during period	—	—	—
Lapse of statute of limitations	—	—	—
Balance at December 28, 2013	—	—	—
Increases related to prior year tax positions	1,431	73	1,504
Decreases related to prior year tax positions	—	—	—
Increases related to current year tax position	—	—	—
Settlements during period	—	—	—
Lapse of statute of limitations	—	—	—
Balance at January 3, 2015	1,431	73	1,504
As of January 3, 2015, the Company's liability for unrecognized tax benefits was $1,504,000. The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in the provision for income taxes. The Company had no accruals for uncertain tax positions including interest and penalties at the end of 2013. Interest and penalties increased income tax expense by $73,000 for the year ended January 3, 2015. The Company expects a decrease of $1,504,000 for unrecognized tax benefits over the next twelve months.

Note 9 Benefit Plans and Collective Bargaining Agreements
The Company has a 401(k) Employee Stock Ownership Plan (the "401(k)/ESOP Plan") covering all non-union employees. Employees may contribute to the 401(k)/ESOP Plan up to 100 percent of their salary with a maximum of $17,500 for 2014. Under the Economic Growth and Tax Relief Reconciliation Act, employees who are age 50 or older may contribute an additional $5,500 per year for a maximum of $23,000 for 2014. Contributions by the employees are invested in one or more funds at the direction of the employee; however, employee contributions cannot be invested in Company stock. Contributions by the Company are made in cash and then used by the 401(k)/ESOP Plan Trustee to purchase Company stock. The Company contributes on behalf of each eligible participant a matching contribution equal to a percentage which is determined each year by the Board of Directors. For 2014, 2013 and 2012 the maximum was four percent. The matching contribution is allocated after each payroll. Matching contributions of approximately $521,000, $550,000 and $390,000 were made for 2014, 2013 and 2012, respectively. The Company may also make a discretionary contribution, which if made, would be distributed to all eligible participants regardless of whether they contribute to the 401(k)/ESOP Plan. No discretionary contributions were made to the 401(k)/ESOP Plan in 2014, 2013 or 2012. The Company also contributes to union-sponsored defined contribution retirement plans. Contributions relating to these plans were approximately $2,329,000, $882,000 and $739,000 for 2014, 2013 and 2012, respectively. As discussed in Note 17, upon closure of Bristol Fab, the Company was legally obligated to pay a withdrawal liability to the Union's pension fund of over $1.9 million. This withdrawal liability is included in the employer contribution to the union-sponsored defined contribution retirement plan for 2014.
The Company has three collective bargaining agreements at its Bristol, Tennessee and Mineral Ridge, Ohio facility. The number of employees of the Company represented by these unions, located at the Bristol, Tennessee and Mineral Ridge, Ohio facilities, is 162, or 35 percent of the Company's total employees. They are represented by two locals affiliated with the United Steelworkers and one local affiliated with the Teamsters. The Company considers relationships with its union employees to be satisfactory. Collective bargaining contracts for the United Steelworkers will expire in June 2017 and July 2019. The Company has given notice to the Teamsters that their contract will not be renewed. There were two employees represented by this union.

Note 10 Leases
The Company leases a warehouse facility in Dalton, Georgia, property for a manufacturing facility in Orange, Texas, office space in Spartanburg, South Carolina and Glen Allen, Virginia, property for a storage yard in Mineral Ridge, Ohio and various manufacturing and office equipment at each of its locations, all under operating leases. The amount of future minimum lease payments under these operating leases are as follows: 2015 - $449,000; 2016 - $241,000; 2017 - $182,000; 2018 - $26,000; and 2019 - $15,000. Rent expense related to operating leases was $903,000, $1,043,000 and $470,000 in 2014, 2013 and 2012, respectively. The Company does not have any leases that are classified as capital leases for any of the periods presented in the consolidated financial statements.

Note 11 Commitments and Contingencies
The Company is from time-to-time subject to various claims, other possible legal actions for product liability and other damages, and other matters arising out of the normal conduct of the Company's business. The Metals Segment recorded claim expense from continuing operations of $115,000 and $298,000 for 2014 and 2013, respectively, for specific customers' product claims. No significant claims expenses were incurred during 2012. These claim expenses exclude normal, recurring warranty charges. Any legal costs associated with commitments or contingencies are expensed as incurred.
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
In January 2014, a Metals Segment customer filed suit against Palmer and another unrelated defendant in Texas state court alleging breach of warranty, among other claims. The plaintiff’s claim for damages does not state a dollar amount. This matter arises out of products manufactured and sold by Palmer prior to the Company’s acquisition of Palmer. As such, the sellers of Palmer are contractually bound in the SPA to indemnify the Company for any and all costs, including attorneys’ fees, which may arise out of this matter. The case is currently pending in Texas state court.
In September 2014, a Metals Segment customer filed suit against Synalloy Fabrication, LLC (discontinued operation) and its surety in the United States District Court for the District of Maryland (Baltimore Division) alleging breach of contract, among other claims. The plaintiff's claim for damages is approximately $4,000,000. This matter arises from a disagreement over the scope of a pipe fabrication project and whether an enforceable contract exists between both parties. This case is currently pending in federal court in Maryland. The estimated costs associated with this claim are included in the facility closing reserve explained in the next paragraph.
As discussed in Note 17, the Company closed or sold two manufacturing facilities during 2014. A closing reserve was established at that time for projected costs which may be incurred as a result of these closures. Approximately $1,570,000 remains in accrued expenses at January 3, 2015.
Other than the environmental contingencies discussed in Note 5 and the matters discussed in this Note 11, management is not currently aware of any other asserted or unasserted matters which could have a significant effect on the financial condition or results of operations of the Company.

Note 12 Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	2014	2013	2012
Numerator:
Net income from continuing operations	$12,618,787	$2,898,048	$3,982,884
Net (loss) income from discontinued operations, net of tax	$(7,156,524)	$(1,137,484)	$252,028
Denominator:
Denominator for basic earnings per share - weighted average shares	8,702,094	6,941,794	6,341,856
Effect of dilutive securities:
Employee stock options and stock grants	13,008	5,610	52,488
Denominator for diluted earnings per share - weighted average shares	8,715,102	6,947,404	6,394,344

Earnings per share from continuing operations
Basic	$1.45	$0.42	$0.63
Diluted	$1.45	$0.42	$0.62

Loss (earnings) per share from discontinued operations
Basic	$(0.82)	$(0.16)	$0.04
Diluted	$(0.82)	$(0.16)	$0.04
The diluted earnings per share calculations exclude the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. The Company had weighted average shares of common stock of 46,957 in 2014, 161,084 in 2013 and 231,200 in 2012, which were not included in the diluted earnings per share calculation as their effect was anti-dilutive.

Note 13 Industry Segments
The Company operates in two principal industry segments: metals and specialty chemicals. The Company identifies such segments based on products and services. The Metals Segment consists of Synalloy Metals, Inc., a wholly-owned subsidiary which owns 100 percent of BRISMET, Palmer and Specialty, both wholly-owned subsidiaries of the Company. BRISMET manufactures pipe from stainless steel and other alloys, Palmer produces fiberglass and steel storage tanks, and Specialty is a master distributor of seamless carbon pipe and tube. The Metal Segment's products, many of which are custom-produced to individual orders and required for corrosive and high-purity processes, are used principally by the chemical, petrochemical, pulp and paper, mining, power generation (including nuclear), water and wastewater treatment, liquid natural gas, brewery, food processing, petroleum, pharmaceutical and other industries. Products include pipe, storage tanks and a variety of other components. The Specialty Chemicals Segment consists of Manufacturers Soap and Chemical Company, a wholly owned subsidiary of the Company which owns 100 percent of MC, and CRI Tolling, LLC, a wholly owned subsidiary of the Company. The Specialty Chemicals Segment manufactures a wide variety of specialty chemicals for the carpet, chemical, paper, metals, mining, agricultural, fiber, paint, textile, automotive, petroleum, cosmetics, mattress, furniture, janitorial and other industries.
Segment operating income is the segment's total revenue less operating expenses, excluding interest expense and income taxes. Identifiable assets, all of which are located in the United States, are those assets used in operations by each segment. The Metals Segment's identifiable assets include goodwill of $21,895,000 and $15,898,000 in 2014 and 2013, respectively, and the Specialty Chemicals Segment's identifiable assets include goodwill of $1,355,000 in 2014 and 2013. Centralized data processing and accounting expenses are allocated to the two segments based upon estimates of their percentage of usage. Unallocated corporate expenses include environmental income of $13,000 for 2014 and environmental charges of $17,000 and $46,000 for 2013 and 2012, respectively. Corporate assets consist principally of cash, certain investments, and equipment.
One customer accounted for ten percent of the Metals Segment's revenues in 2013. There were no customers representing more than ten percent of the Metals Segment's revenues in2014 and 2012. The Specialty Chemicals Segment has one domestic customer that accounted for approximately 31 percent of revenues for 2014 with a different domestic customer representing 40 percent of revenues for 2013, and 28 percent of revenues in 2012. The change in customers resulted from two of the three product lines which use our products being sold to another company in early 2014. The Specialty Chemicals Segment successfully retained the acquiring company's business. This new customer is a large global company, and the purchases by this customer are derived from two different business units that operate autonomously from each other. Even so, loss of this customer's revenues would have a material adverse effect on the Specialty Chemicals Segment and the Company.
In order to establish stronger business relationships, the Metals Segment uses only a few raw material suppliers. Seven suppliers furnish about 82 percent of total dollar purchases of raw materials, with one supplier furnishing 42 percent. However, the Company does not believe that the loss of this supplier would have a materially adverse effect on the Company as raw materials are readily available from a number of different sources, and the Company anticipates no difficulties in fulfilling its requirements. For the Specialty Chemicals Segment, most raw materials are generally available from numerous independent suppliers and about 49 percent of total purchases are from its top eight suppliers. While some raw material needs are met by a sole supplier or only a few suppliers, the Company anticipates no difficulties in fulfilling its raw material requirements.

Segment Information:
All values are for continuing operations only.

(Amounts in thousands)	2014	2013	2012
Net sales
Metals Segment	$134,304	$140,233	$114,788
Specialty Chemicals Segment	65,201	56,518	51,374
	$199,505	$196,751	$166,162
Operating income
Metals Segment	$13,511	$1,263	$5,660
Specialty Chemicals Segment	6,130	5,743	4,843
	19,641	7,006	10,503
Less unallocated corporate expenses	3,292	3,243	3,165
Operating income	16,349	3,763	7,338
Acquisition related costs	302	264	881
Interest expense	1,092	1,357	601
Change in fair value of interest rate swap	426	(741)	114
Palmer earn-out adjustment	(3,476)	—	—
Gain on bargain purchase, net of taxes	—	(1,077)	—
Other income, net	—	(148)	(135)
Income before income taxes	$18,005	$4,108	$5,877

Identifiable assets
Metals Segment	$145,558	$111,952
Specialty Chemicals Segment	32,504	28,041
Corporate	9,787	10,499
Assets held for sale	—	12,768
	$187,849	$163,260
Depreciation and amortization
Metals Segment	$4,078	$3,809	$2,339
Specialty Chemicals Segment	974	659	435
Corporate	139	204	188
	$5,191	$4,672	$2,962
Capital expenditures
Metals Segment	$3,123	$4,194	$3,353
Specialty Chemicals Segment	4,913	1,397	1,066
Corporate	30	57	123
	$8,066	$5,648	$4,542
Geographic sales
United States	$191,032	$189,447	$156,795
Elsewhere	8,473	7,304	9,367
	$199,505	$196,751	$166,162

Note 14 Quarterly Results (Unaudited)
The following is a summary of quarterly continuing operations for 2014 and 2013:

(Amounts in thousands except for per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Net sales from continuing operations	$49,796	$52,688	$48,452	$48,569
Gross profit from continuing operations	7,603	8,952	8,127	8,247
Net income from continuing operations	2,250	5,783	3,177	1,409
(Loss) income from discontinued operations, net of tax	(473)	(5,383)	(1,899)	598
Net income	1,776	400	1,279	2,007

Per common share from continuing operations
Basic	0.26	0.66	0.36	0.16
Diluted	0.26	0.66	0.36	0.16

Per common share from discontinued operations
Basic	(0.05)	(0.62)	(0.22)	0.07
Diluted	(0.05)	(0.62)	(0.22)	0.07

2013
Net sales from continuing operations	$50,652	$50,485	$49,212	$46,402
Gross profit from continuing operations	6,111	5,751	5,166	2,770
Net income (loss) from continuing operations	1,229	1,285	1,481	(1,097)
Income (loss) from discontinued operations, net of tax	236	628	(19)	(1,982)
Net income	1,465	1,913	1,461	(3,079)

Per common share from continuing operations
Basic	0.19	0.20	0.23	(0.13)
Diluted	0.19	0.20	0.23	(0.13)

Per common share from discontinued operations
Basic	0.04	0.10	0.00	(0.23)
Diluted	0.04	0.10	0.00	(0.23)

Note 15 Interest Rate Swaps
As discussed in Note 3, as a result of the CRI acquisition and in conjunction with the term loan obtained in August 2013, to mitigate the variability of the interest rate risk, the Company entered into the CRI swap on August 9, 2013 with its current bank. The CRI swap has an initial notional amount of $4,033,000 with a fixed interest rate of 4.83 percent and a term of ten years that expires on August 19, 2023. Also, as discussed in Note 3, as a result of the Palmer acquisition and in conjunction with the term loan obtained in August 2012 to mitigate the variability of the interest rate risk, the Company entered into the Palmer swap on August 21, 2012 with its current bank. The Palmer swap has an initial notional amount of $22,500,000 with a fixed interest rate of 3.74 percent, and a term of ten years that expires on August 21, 2022. The notional amounts of both interest rate swaps decrease as monthly principal payments are made.
Although the swaps are expected to effectively offset variable interest in the borrowing, hedge accounting will not be utilized. Therefore, changes in their fair value are recorded in current assets or liabilities, as appropriate, with corresponding offsetting entries to other expense. The Company recorded a liability of $215,000 and $80,000 for the fair value of the CRI swap as of

January 3, 2015 and December 28, 2013, respectively. The Company recorded an asset of $11,000 and $301,000 for the fair value of the Palmer swap at January 3, 2015 and December 28, 2013, respectively.

Note 16 Acquisitions

Acquisition of Specialty Pipe & Tube, Inc.
On November 21, 2014, the Company entered into a stock purchase agreement with Davidson to purchase all of the issued and outstanding stock of Specialty. Established in 1964 with distribution centers in Mineral Ridge, Ohio and Houston, Texas, Specialty is a master distributor of seamless carbon pipe and tube, with a focus on heavy wall, large diameter products. The Company views the Specialty acquisition as an excellent complement to the product offerings of the Metals segment with similar end markets and consistent profit margins. Specialty's results of operations since the acquisition date are reflected in the Company's consolidated statements of operations, and the Specialty acquisition added approximately 30 employees at January 3, 2015.
The purchase price for the all-cash acquisition was approximately $31,500,000, subject to working capital adjustments post-closing. Davidson has the potential to receive earn-out payments up to a total of $5,000,000 if Specialty achieves targeted sales revenue over a two-year period following closing. At the end of each year (based on the acquisition date) for the next two years, if Specialty's revenues for the year is greater than $27,000,000 for the year, the seller of Specialty will be paid the product of the amount of revenue during the year in excess of $27,000,000, as a percentage of $2,000,000, multiplied by $2,500,000, not to exceed $2,500,000. No earn-out payment will be paid for any year where revenue is less than or equal to $27,000,000. If the cumulative revenue for the earn-out periods is greater than $58,000,000, the Company will make an additional earn-out payment so that the total cumulative earn-out payments equals the product of the amount of cumulative revenue for all earn-out periods in excess of $54,000,000, as a percentage of $4,000,000, multiplied by $5,000,000, not to exceed a total cumulative earn-out payment of $5,000,000. The Company is currently forecasting earn-out payments totaling $5,000,000, which was discounted to a present value of $4,774,000 using our incremental borrowing rate of three percent. The various assumptions and projections used in the earn-out projections were reviewed at January 3, 2015 with no additional adjustments required. Any future changes to the projected earn-out payments as a result of our quarterly review of the forecasted revenues would be reflected as an adjustment to earnings in that period. The financial results for Specialty are reported as a part of the Company's Metals Segment.
The purchase price for the acquisition was funded through a combination of cash on hand, a new term loan with the Company's bank and an increase to the Company's current credit facility which is discussed in Note 3.
A summary of sources and uses of proceeds for the acquisition of Specialty is as follows:

Sources of funds:
Cash on hand	$21,490,433
Proceeds of term loan	10,000,000
Total sources of funds	$31,490,433

Uses of funds:
Acquisition of Specialty's common stock	$27,496,000
Cash paid to escrow agent for potential future claims, to be settled within 18 months	3,248,500
Cash paid for a portion of the seller's investment banker fee	745,933
Total uses of funds	$31,490,433

The total purchase price was allocated to Specialty's net tangible and identifiable assets based on their fair values as of November 21, 2014. An intangible asset representing the fair value of Specialty's customer base acquired by the Company was valued at $11,457,000, which is being amortized by the straight-line method over a 10-year period. The excess of the consideration transferred over the fair value of the net tangible and identifiable assets and intangible assets is reflected as goodwill. All of the goodwill was allocated to the Metals Segment. Since the Company treated the acquisition of Specialty as an asset purchase, goodwill will be deductible for tax purposes. The current allocation of the total consideration paid to the fair value of the assets acquired and liabilities assumed is as follows:

	As recorded by Specialty	Purchase accounting and fair value adjustments	As recorded by Synalloy
Cash	$12,960	$—	$12,960
Accounts receivable, net	2,827,251	—	2,827,251
Inventories, net	17,041,660	(1,516,888)	15,524,772
Fixed assets	3,018,416	(67,924)	2,950,492
Goodwill	—	5,993,705	5,993,705
Intangible asset - customer base	—	11,457,000	11,457,000
Contingent consideration	—	(4,773,620)	(4,773,620)
Other liabilities assumed	(2,502,127)	—	(2,502,127)
	$20,398,160	$11,092,273	$31,490,433
The purchase accounting and fair value adjustments for fixed assets reduced the book value of the property and buildings to their estimated fair value as of the acquisition date. Contingent consideration is the present value of the projected earn-out payments to Davidson.
The amount of Specialty's revenues and pre-tax earnings included in the consolidated statements of operations for the year ended January 3, 2015 was $2,524,000 for revenues and $493,000 for pre-tax earnings. The following unaudited pro-forma information is provided to present a summary of the combined results of the Company's operations with Specialty as if the acquisition had occurred on December 30, 2012. The unaudited pro-forma financial information is for information purposes only and is not necessarily indicative of what the results would have been had the acquisition been completed on the date indicated above.

Pro-Forma (Unaudited)
	2014	2013
Pro-forma revenues from continuing operations	$228,647,000	$224,570,000
Pro-forma net income from continuing operations	8,928,000	6,459,000
Earnings per share from continuing operations:
Basic	$1.85	$0.93
Diluted	$1.85	$0.93
The pro-forma calculation excludes non-recurring acquisition costs of $302,000 which were incurred by the Company during 2014. These expenditures included $92,000 for professional audit fees associated with the audit of Specialty's historical financial statements, acquisition testing and intangible assets identification and valuation, $83,000 of legal fees, $65,000 of success based fees to a mergers and acquisition consultant and $62,000 of travel costs. Specialty's historical financial results were adjusted for both years to eliminate intangible asset amortization and management fees charged by the prior owner. Pro-forma net income was reduced for both years for the amount of amortization on Specialty's current customer list intangible and an estimated amount of interest expense associated with the five-year term loan and earn out liability.
Acquisition of Color Resources, LLC
In August 2013, the Company completed the purchase of substantially all of the assets of CRI and the CRI Facility. CRI Tolling, a South Carolina limited liability company and wholly-owned subsidiary of the Company, will continue CRI’s business as that of a toll manufacturer that provides outside manufacturing resources to global and regional chemical companies. On August 9, 2013, Synalloy purchased the CRI Facility for a total purchase price of $3,450,000. On August 26, 2013, the Company purchased certain assets and assumed certain operating liabilities of CRI through CRI Tolling for a total purchase price of $1,100,000. The assets purchased from CRI included accounts receivable, inventory, certain other assets, and equipment, net of assumed payables. The Company used the acquisition of CRI and the CRI Facility to expand its production capacity from MC's Cleveland, Tennessee facility to further penetrate existing markets, as well as develop new ones, including those in the energy industry. CRI Tolling operates as a division of the Company’s Specialty Chemicals Segment, which includes MC. The Company viewed both the building and operating assets of CRI together as one business, capable of providing a return to ownership by expanding the segment's production capacity. Accordingly, the acquisition meets the definition of a business and the transaction is structured in a way it that meets the definition of a business combination under in accordance with FASB Accounting Standards Codification 805, Business Combinations.
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

The total consideration transferred was allocated to CRI’s net tangible and identifiable assets based on their fair value as of August 26, 2013.  The allocation of the total consideration to the fair value of the assets acquired and liabilities assumed as of August 26, 2013 is as follows:

	As recorded by CRI	Purchased CRI Facility	Purchase accounting and fair value adjustments	As recorded by Synalloy
Accounts receivable, net	$623,539	$—	$—	$623,539
Inventories, net	232,771	—	—	232,771
Prepaid expenses	11,695	—	—	11,695
Building and land	—	3,450,000	650,000	4,100,000
Equipment, net	614,998	—	1,028,082	1,643,080
Accounts payable	(365,898)	—	—	(365,898)
Accrued liabilities	(17,105)	—	—	(17,105)
Deferred tax liability	—	—	(600,750)	(600,750)
	$1,100,000	$3,450,000	$1,077,332	$5,627,332

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

Fair value of net assets acquired	$5,627,332
Total consideration paid	(4,550,000)
Bargain purchase gain, net of taxes	$1,077,332

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

The pro-forma calculation excludes non-recurring acquisition costs of $255,000 during 2013. These expenditures included $113,000 for professional audit fees associated with the audit of CRI's historical financial statements and the valuation of assets acquired, $70,000 related to bank fees associated with the swap agreement, $53,000 of legal fees and other various charges of $19,000. These expenses were all recorded at the corporate level and are included as a separate line item in the consolidated statements of operations.
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
The purchase price for the acquisition was $25,575,000. The adjustment for working capital increased the purchase price to $26,951,209. In addition, the amount of maintenance expenditures over the 18-month period following closing and the final cost of a production expansion capital project currently underway could also result in purchase price adjustments. Currently, the Company does not expect to realize any material purchase price adjustments from these two items. The sellers of Palmer will also have the ability to receive earn-out payments ranging from $2,500,000 to $10,500,000 if the business unit achieves targeted levels of Adjusted EBITDA, as defined in the SPA, over a three year period following closing; and the Company will have the ability to claw-back portions of the purchase price over a two-year period following closing if Adjusted EBITDA falls below baseline levels. Palmer had recorded liabilities of approximately $1.2 million related to certain contingencies for which the former Palmer shareholders have agreed to indemnify the Company. Accordingly, the Company has carried over these liabilities in its consolidated financial statements and has recorded an asset of approximately $1.2 million in prepaid expenses reflecting the indemnification against these potential payments. During 2013, several of the identified contingency items were resolved and the amount of prepaid expenses for these indemnified contingencies decreased to $336,000 at the end of 2013.

At the end of each year (based on the acquisition date) for the three years after the acquisition, if Palmer's Adjusted EBITDA for the year is below $5,825,000, there will not be an earn-out paid for that year. If Adjusted EBITDA for the year is greater than $5,825,000 but less than $6,825,000, the sellers of Palmer will be paid $2,500,000 for that year. If Adjusted EBITDA exceeds $6,825,000 for the year, the earn-out would be $3,500,000. At the conclusion of the three-year earn-out period, in the event that the cumulative Adjusted EBITDA for the earn-out period is more than $17,475,000, the sellers of Palmer will receive an additional earn-out payment, if any, as follows. In the event that the cumulative Adjusted EBITDA for the earn-out period is greater than $17,475,000 but less than $20,475,000, the Company will make an additional earn-out payment so that the total cumulative earn-out payments for the three-year earn-out period equals $7,500,000. If the cumulative Adjusted EBITDA exceeds $20,475,000, the Company will make an additional earn-out payment so that the total cumulative earn-out payments for the three-year period equals $10,500,000. At acquisition, the Company forecasted earn-out payments totaling $8,500,000, which was discounted to a present value of $8,152,000 using its incremental borrowing rate of two percent. The first year earn-out of $2,500,000 (before the downward adjustment for indemnification claims) was paid in 2013, leaving an earn-out liability balance of $6,000,000 at the end of 2013. As discussed in Note 1, during the three months ended June 28, 2014, the Company reviewed the Palmer earn-out reserve for the second and third year payments and determined the EBTIDA threshold target of $5,825,000 for Year 2 would not be attained, and therefore, the earn-out payment of $2,500,000 for Year 2 was not made to the former Palmer shareholders. As a result, the Company recognized a gain of approximately $3,476,000 for adjusting the earn-out liability to the present value of the Company's current estimates. The Company does not expect Palmer to meet the EBITDA threshold target of $6,825,000 during the final twelve month earn-out period; however, it should reach the $5,825,000 threshold for year three. Any future changes to the projected earn-out payments as a result of our quarterly review of forecasted Adjusted EBITDA would be reflected as an adjustment to earnings in that period.
The purchase price for the Palmer acquisition was funded through an increase in the Company's current credit facility and a new term loan with the Company's bank which is discussed in Note 3.
The total purchase price was allocated to Palmer's net tangible and identifiable assets based on their estimated fair values as of August 21, 2012. An intangible asset representing the fair value of Palmer's customer base acquired by the Company was valued at $9,000,000, which is being amortized over a 15-year period using an accelerated amortization method. The excess of the consideration transferred over the fair value of the net tangible and identifiable assets and intangible assets is reflected as goodwill. The Company believes the amount of goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable asset) and the expected synergistic benefits of being able to leverage Palmer's expertise with the Company's existing manufacturing processes. All of the goodwill was allocated to the Metals Segment. Since the Company purchased the stock of Palmer, goodwill is not deductible for tax purposes. The allocation of the total consideration paid to the fair value of the assets acquired and liabilities assumed was as follows:

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
The purchase accounting and fair value adjustment for prepaid expenses represents the indemnification provided by the sellers of Palmer for certain liabilities assumed at acquisition, as mentioned earlier in this note, plus the Controller's retention bonus. The adjustment for net fixed assets increased the book value of the property, plant and equipment to their estimated fair value as of the acquisition date. Contingent consideration is the present value of projected earn-out payments to the prior owners of Palmer. The majority of the adjustments to other liabilities assumed represents current and deferred income taxes inherent with the acquisition.
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
The pro-forma calculation excludes non-recurring acquisition costs of $881,000 during 2012. These expenditures included $355,000 for professional audit fees associated with due diligence, preparation and audit of historical financial statements and intangible asset identification and valuation, $337,000 related to bank fees associated with the swap agreement, $93,000 of legal fees, $25,000 of travel costs and other various charges of $71,000. These expenses were all recorded at the corporate level and are included as a separate line item in the consolidated statements of operations.

Note 17 Dispositions and Closures
On August 29, 2014, the Company completed the sale of all of the issued and outstanding membership interests of its wholly owned subsidiary Ram-Fab to a subsidiary of Primoris Services Corporation ("Primoris"). The transaction was valued at less than $10 million, which consideration included cash at closing, Synalloy's ability to receive potential future earn-out payment(s) and the retention of specified Ram-Fab current assets. The Company realized a one-time charge in the third quarter of 2014 of $1,996,000 for costs associated with the closure plus a $947,000 charge to write-off the Company's investment in Ram-Fab. These charges, along with all non-recurring expenses associated with Ram-Fab are included in the respective consolidated financial statements as discontinued operations. The portion of Ram-Fab's assets and liabilities which were sold to Primoris have been presented separately as assets and liabilities held for sale on the Company's 2013 consolidated balance sheet. Ram-Fab was reported as a part of the Metals Segment.
On June 27, 2014, the Company completed the planned closure of Bristol Fab. Bristol Fab's collective bargaining agreement with the Union expired on February 15, 2014. Also, upon closure of the operation, the Company was legally obligated to pay a withdrawal liability to the Union's pension fund of over $1.9 million. The Company realized a one-time charge in the second quarter of 2014 of $6,988,000 for costs associated with the closure of Bristol Fab. These costs, along with all non-recurring expenses associated with Bristol Fab, are included in the respective consolidated financial statements as discontinued operations. Bristol Fab was reported as a part of the Metals Segment.
The Company's results from discontinued operations are summarized below:

	2014	2013	2012
Net sales	$21,963,078	$23,998,379	$31,496,732
(Loss) income before income taxes	$(10,963,524)	$(1,949,484)	$464,028
(Benefit from) provision for income taxes	(3,807,000)	(812,000)	212,000
Net (loss) income from discontinued operations	$(7,156,524)	$(1,137,484)	$252,028

Assets and liabilities of discontinued operations were comprised of the following at December 28, 2013:

December 28, 2013

Assets
Cash	$3,020
Accounts receivable, net	4,165,879
Inventories, net	4,360,891
Prepaid expenses	20,286
Current assets held for sale	8,550,076
Property, plant and equipment, net	3,218,095
Goodwill	1,000,000
Assets held for sale	4,218,095
Total assets held for sale	$12,768,171

Liabilities
Accounts payable	$989,717
Advances from customers	209,212
Accrued expenses	119,947
Current liabilities held for sale	$1,318,876

Note 18 Payment of Dividends
On November 13, 2014, the Company's Board of Directors voted to pay an annual dividend of $0.30 per share which was paid on December 9, 2014 to holders of record on November 24, 2014 for a total of $2,633,000. In 2013, the Company paid a $0.26 cash dividend on December 3, 2013 for a total of $2,260,000 and in 2012, the Company paid a $0.25 cash dividend on December 10, 2012 for a total payment of $1,596,000. The Board presently plans to review at the end of each fiscal year the financial performance and capital needed to support future growth to determine the amount of cash dividend, if any, which is appropriate.

Note 19 Subsequent Events
On February 10, 2015, the Compensation & Long-Term Incentive Committee of the Company's Board of Directors approved stock option grants under the 2011 Plan. Options for a total of 32,531 shares, with an exercise price of $16.01 per share, were granted under the 2011 Plan to certain management employees of the Company. The stock options will vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant. In order for the options to vest, the employee must be in the continuous employment of the Company since the date of the grant. Any portion of the grant that has not vested will be forfeited upon termination of employment. The Company may terminate any portion of the grant that has not vested upon an employee's failure to comply with all conditions of the award or the 2011 Plan. Shares representing grants that have not yet vested will be held in escrow by the Company. An employee will not be entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable. The per share weighted-average fair value of this stock option grant was $6.39. The Black-Scholes model for this grant was based on a risk-free interest rate of two percent, an expected life of seven years, an expected volatility of 0.46 and a dividend yield of 2.00 percent. Compensation expense totaling $208,000 will be recorded against earnings equally over the following 60 months from the date of grant with the offset recorded in Shareholders' Equity.

Management's Annual Report On Internal Control Over Financial Reporting
Management of the Company is responsible for preparing the Company's annual consolidated financial statements and for establishing and maintaining adequate internal control over financial reporting for the Company. Management has evaluated the effectiveness of the Company's internal control over financial reporting as of January 3, 2015 based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As permitted by guidance provided by the staff of the SEC, the scope of management's assessment of internal control over financial reporting as of January 3, 2015 has excluded the operations of Specialty from its assessment of internal controls over financial reporting as of January 3, 2015, because Specialty was acquired by the Company in November 2014. Specialty constituted 1.1% of consolidated net sales for the year ended January 3, 2015, and 20.5% of consolidated total assets as of January 3, 2015.
Based on the deficiency identified during this evaluation and set forth below, management has concluded that we did not maintain effective internal control over financial reporting as of January 3, 2015.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.
In its evaluation, management concluded that, as of January 3, 2015, there was a material weakness in our internal control over financial reporting related to the accounting for business combinations. We did not maintain effective internal controls pertaining to accounting for business combinations sufficient to provide reasonable assurance that an appropriate review was conducted of the business combination accounting. Our analysis indicated the issued consolidated financial statements are not materially misstated.
The material weakness was identified by management in January 2015 relating to the accounting for the acquisition of Specialty that was closed on November 21, 2014. The material weakness began in November 2014 and continued through the completion of the accounting for the business combination which was finalized in February 2015. Management is taking steps to remediate this material weakness as detailed in Item 9A. Notwithstanding this material weakness, we have performed additional analysis and other procedures to enable management to conclude that our consolidated financial statements included in this 2014 Form 10-K fairly present, in all material respects, our financial condition and results of operations as of and for the year ended January 3, 2015.
The effectiveness of the Company's internal control over financial reporting as of January 3, 2015, has been audited by its independent registered public accounting firm, as stated in its report included in this Form 10-K on page 59.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Synalloy Corporation

We have audited the accompanying consolidated balance sheets of Synalloy Corporation and subsidiaries (the “Company”) as of January 3, 2015 and December 28, 2013, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended January 3, 2015. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 3, 2015 and December 28, 2013, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended January 3, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule listed in Item 15(a)2, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2015, expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting. Our report on internal control over financial reporting refers to the fact that we excluded from the scope of our audit of internal control over financial reporting at Specialty Pipe & Tube, which was acquired by the Company in November 2014.

/s/ Dixon Hughes Goodman LLP

Charlotte, North Carolina
March 17, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Synalloy Corporation

We have audited Synalloy Corporation and subsidiaries (the “Company”) internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: the internal controls around the financial reporting process related to business combinations were inadequate. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended January 3, 2015, and this report does not affect our report dated March 17, 2015, on those consolidated financial statements.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of operations, shareholders’ equity and cash flows of the Company, and our report dated March 17, 2015, expressed an unqualified opinion.
As described in Management’s Annual Report on Internal Control over Financial Reporting, the Company’s management has excluded Specialty Pipe & Tube (“SPT”), from its assessment of internal controls over financial reporting as of January 3, 2015, because SPT was acquired by the Company in November 2014. We have also excluded SPT from the scope of our audit of internal control over financial reporting. SPT constituted 1.1% of consolidated net sales for the year ended January 3, 2015, and 20.5% of consolidated total assets as of January 3, 2015.

/s/ Dixon Hughes Goodman LLP

Charlotte, North Carolina
March 17, 2015

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A Controls and Procedures
Disclosure Controls and Procedures
Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the period covered by this annual report, were not effective because of the deficiency in our internal control over financial reporting discussed in Management's Report on Internal Control over Financial Reporting, presented above.
Internal Control over Financial Reporting
Management's Annual Report on Internal Control over Financial Reporting is set forth at the conclusion of the Company's consolidated statements set forth in Item 8 of this Form 10-K. The scope of the Company's efforts to comply with the Section 404 Rules with respect to fiscal year 2014 included all of the Company's operations other than the operations associated with the November 21, 2014 acquisition of Specialty. In accordance with the SEC's published guidance, because the Company acquired these operations during the fiscal year, the Company excluded these operations from its efforts to comply with Section 404 Rules with respect to fiscal year 2014. The Company is currently evaluating and documenting the internal controls over financial reporting at Specialty and will include them in their internal control testing in 2015.
The Attestation Report of the Company's independent registered public accounting firm on the Company's internal control over financial reporting is included in the Report of Independent Registered Public Accounting Firm set forth in Item 8 of this Form 10-K.
Material Weakness in Internal Control Over Financial Reporting
The Company did not maintain adequate internal controls over the financial reporting process related to business combinations. As a result of the limited personnel in the Company's finance and accounting group, the Company:
a. had minimal review of assumptions used and conclusions reached by third party valuation experts used in the acquisition process; and
b. was not able to review acquisition accounting estimates and pro forma information of companies acquired or to be acquired, including the opening balance sheet of the acquired company.
The aggregate of these internal control deficiencies resulted in a material weakness.
Remediation of Material Weakness
The Company is committed to remediating the control deficiency that constituted the above material weakness by implementing changes to the Company's internal control over financial reporting. Management is responsible for implementing changes and improvements in the internal control over financial reporting and for remediating the control deficiency that gave rise to the material weakness.
The Company is in the process of formalizing the policies, procedures and key internal controls for compiling, analyzing, and reporting acquisition activity and accounting elections. The Company will use external accounting resources to review the purchase price allocation prepared by the finance and accounting group of the Company prior to recording any acquisition transaction. The Company will also implement procedures to adequately review preliminary acquisition accounting estimates and pro forma information of companies acquired or to be acquired, utilizing third parties, whenever needed, during the acquisition process. Review by appropriate internal finance and accounting personnel will be completed including reports from external third-party valuation experts and input from the third parties, as deemed appropriate, when obtained. The preceding actions are expected to be implemented no later than the time the financial statement close process begins for the first quarter of 2015. In addition, by the end of the second quarter of 2015, the Company expects to add additional accounting resources to ensure segregation of duties and will also use external accounting resources to obtain proper segregation until the additional accounting resources are hired. However, the Company has not completed all of the corrective processes, procedures and related evaluation or remediation that we believe are necessary. As the Company continues to evaluate and work to remediate the control deficiencies that gave rise to the material weakness, the Company may determine to take additional measures to address the control deficiency.

Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B Other Information
Not applicable

PART III

Item 10 Directors, Executive Officers and Corporate Governance
The information set forth under the captions "Proposal 1 - Election of Directors," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement to be used in connection with its Annual Meeting of Shareholder to be held May 13, 2015 (the "Proxy Statement") is incorporated herein by reference.
Code of Ethics. The Company's Board of Directors has adopted a Code of Ethics that applies to the Company's Chief Executive Officer, Chief Financial Officer and corporate and divisional controllers. The Code of Ethics is available on the Company's website at www.synalloy.com. Any amendment to, or waiver from, this Code of Ethics will be posted on the Company's website.
Audit Committee. The Company has a separately designated standing Audit Committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Anthony A. Callander, Henry L. Guy and James W. Terry.
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

Equity Compensation Plan Information. The following table sets forth aggregated information as of January 3, 2015 about all of the Company's equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1) (c)
Equity compensation plans approved by security holders	157,295	$12.25	346,120
Equity compensation plans not approved by security holders	—	—	—
Total	157,295	$12.25	346,120

(1)	Represents shares remaining available for issuance under the 2005 Stock Awards Plan and the 2011 Plan.
Non-employee directors are paid an annual retainer of $45,000, and each director has the opportunity to elect to receive 100% of the retainer in restricted stock. For 2014, non-employee directors received an aggregate of $111,000 of the annual retainer in restricted stock. The number of restricted shares is determined by the average of the high and low sale price of the Company's stock on the day prior to the Annual Meeting of Shareholders. For 2014, four non-employee directors each received an aggregate of 7,088 shares. Issuance of the shares granted to the directors is not registered under the Securities Act of 1933 and the shares are subject to forfeiture in whole or in part upon the occurrence of certain events. The above table does not reflect these shares issued to non-employee directors.

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
Consolidated Balance Sheets at January 3, 2015 and December 28, 2013
Consolidated Statements of Operations for the years ended January 3, 2015, December 28, 2013, and December 29, 2012
Consolidated Statements of Shareholders' Equity for the years ended January 3, 2015, December 28, 2013, and December 29, 2012
Consolidated Statements of Cash Flows for the years ended January 3, 2015, December 28, 2013, and December 29, 2012
Notes to Consolidated Financial Statements

2.	Financial Statements Schedules: The following consolidated financial statements schedule of Synalloy Corporation is included in Item 15:
Schedule II - Valuation and Qualifying Accounts for the years ended January 3, 2015, December 28, 2013, and December 29, 2012
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3.	Listing of Exhibits:
See "Exhibit Index"

Schedule II Valuation and Qualifying Accounts

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Charged to (Reduction of) Cost and Expenses	Deductions	Balance at End of Period
Year ended January 3, 2015
Deducted from asset account:
Allowance for doubtful accounts	$1,079,000	$667,000	$(632,000)	$1,114,000

Year ended December 28, 2013
Deducted from asset account:
Allowance for doubtful accounts	$1,313,000	$(192,000)	$(42,000)	$1,079,000

Year ended December 29, 2012
Deducted from asset account:
Allowance for doubtful accounts	$1,203,000	$928,000	$818,000	$1,313,000

Charged to cost and expenses for 2012 is comprised of:
(1) the amount due from Palmer's prior owners of $821,000 for the amount of pre-acquisition receivables outstanding at 120 days after acquisition which were indemnified by the sellers (see Note 1); and
(2) $107,000 charged against earnings.
Charged to cost and expenses for 2014 includes approximately $76,000 for the beginning balance in the allowance for doubtful accounts for Specialty Pipe & Tube, Inc. as a result of the acquisition on November 21, 2014.
Deductions represent uncollected accounts and credit balances written off against reserve, net of recoveries.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SYNALLOY CORPORATION

By /s/ Craig C. Bram Craig C. Bram Chief Executive Officer	March 17, 2015 Date

By /s/ Richard D. Sieradzki Richard D. Sieradzki Chief Financial Officer and Principal Accounting Officer	March 17, 2015 Date
Registrant
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ Murray H. Wright Murray H. Wright Chairman of the Board	March 17, 2015 Date

By /s/ Anthony A. Callander Anthony A. Callander Director	March 17, 2015 Date

By /s/ Amy J. Michtich Amy J. Michtich Director	March 17, 2015 Date

By /s/ James W. Terry, Jr. James W. Terry, Jr. Director	March 17, 2015 Date

By /s/ Henry L. Guy Henry L. Guy Director	March 17, 2015 Date

By /s/ Craig C. Bram Craig C. Bram Chief Executive Officer and Director	March 17, 2015 Date

Index to Exhibits

Exhibit No. from Item 601 of Regulation S-K	Description
1.1	Underwriting Agreement dated September 24, 2013, incorporated by reference to Registrant's Form 8-K filed September 24, 2013
3.1	Restated Certificate of Incorporation of Registrant, as amended, incorporated by reference to Registrant's Form 8-K filed August 13, 2007
3.2	Bylaws of Registrant, as amended, incorporated by reference to Registrant's Form 10-Q for the period ended March 31, 2001 (the "first quarter 2001 Form 10-Q")
4.1	Form of Common Stock Certificate, incorporated by reference to the first quarter 2001 Form 10-Q
10.1	Synalloy Corporation 1998 Long-Term Incentive Stock Plan, incorporated by reference to the first quarter 2001 Form 10-Q
10.2	Synalloy Corporation 2005 Stock Awards Plan, incorporated by reference to the Proxy Statement for the 2005 Annual Meeting of Shareholders
10.3	Amendment 1 to the Synalloy Corporation 2005 Stock Awards Plan incorporated by reference to Registrant's Form 10-K for the year ended December 29, 2007
10.4	Amendment 2 to the Synalloy Corporation 2005 Stock Awards Plan
10.5	2011 Long-Term Incentive Stock Option Plan, incorporated by reference to Registrant's Proxy Statement for the 2011 Annual Meeting of Shareholders
10.6	2012 Short-Term Cash Incentive and Options Plan, incorporated by reference to Registrant's Form 10-K for the year ended December 29, 2012
10.7	2013 Short-Term Cash Incentive and Options Plan, incorporated by reference to Registrant's Form 10-K for the year ended December 28, 2013
10.8	2014 Short-Term Cash Incentive and Options Plan
10.9
Agreement between Registrant's Bristol Metals, LLC subsidiary and the United Steelworkers of America Local 4586, dated January 31, 2010, incorporated by reference to Registrant's Form 10-K for the year ended January 1, 2011

10.10
Agreement between Registrant's Specialty Pipe & Tube, Inc. subsidiary and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union Local 4564-07, dated July 1, 2014

10.11
Agreement between Registrant's Bristol Metals, LLC subsidiary and the United Association of Journeymen and Apprentices of the Plumbing and Pipe Fitting Industry of the United States and Canada Local Union No. 538, dated February 16, 2009, incorporated by reference to Registrant's Form 10-K for the year ended January 1, 2011

10.12
Agreement between Registrant's Bristol Metals, LLC subsidiary and the Teamsters Local Union No. 549, dated March 5, 2010, incorporated by reference to Registrant's Form 10-K for the year ended January 1, 2011

10.13	Loan Agreement, dated as of June 30, 2010, between Registrant and Branch Banking and Trust (“BB&T”), incorporated by reference to Registrant's Form 10-K for the year ended January 1, 2011
10.14
First Amendment to First Amended and Restated Loan Agreement, dated August 21, 2012, between Registrant and Branch Banking and Trust (“BB&T”), incorporated by reference to Registrant's Form 10-K for the year ended December 29, 2012

10.15
First Amendment to First Amended and Restated Loan Agreement, dated October 22, 2012, between Registrant and Branch Banking and Trust (“BB&T”), incorporated by reference to Registrant's Form 10-K for the year ended December 29, 2012

10.16
Second Amendment to First Amended and Restated Loan Agreement, dated August 9, 2013, between Registrant and Branch Banking and Trust ("BB&T"), incorporated by reference to Registrant's Form 10-K for the year ended December 28, 2013.

10.17
Third Amendment to First Amended and Restated Loan Agreement, dated January 2, 2014, between Registrant and Branch Banking and Trust ("BB&T"), incorporated by reference to Registrant's Form 10-K for the year ended December 28, 2013

10.18
Fourth Amendment to First Amended and Restated Loan Agreement, dated as of November 21, 2014, between Registrant and Branch Banking and Trust ("BB&T), incorporated by reference to Registrant's Form 8-K filed on November 25, 2014

10.19	Employment Agreement dated January 24, 2011, between Registrant and Craig C. Bram, incorporated by reference to Registrant's Form 10-K for the year ended January 1, 2011
10.20	Amended Employment Agreement dated January 24, 2012, between Registrant and Craig C. Bram, incorporated by reference to Registrant's Form 10-K for the year ended December 31, 2011
10.21	Amended Employment Agreement dated January 24, 2013, between Registrant and Craig C. Bram, incorporated by reference to Registrant's Form 10-K for the year ended December 29, 2012
10.22	Amended Employment Agreement dated June 1, 2013, between Registrant and Craig C. Bram, incorporated by reference to Registrant's Form 8-K for the filed June 28, 2013
10.23	Amended Employment Agreement dated May 1, 2014, between Registrant and Craig C. Bram
10.24
Stock Purchase Agreement, dated as of August 10, 2012, among Jimmie Dean Lee, James Varner, Steven C. O'Brate and Synalloy Corporation, incorporated by reference to Registrant's Form 8-K filed on August 24, 2012

10.25	Stock Purchase Agreement, dated as of November 21, 2014, between The Davidson Corporation and Synalloy Corporation, incorporated by reference to Registrant's Form 8-K filed on November 25, 2014
21	Subsidiaries of the Registrant
23	Consent of Dixon Hughes Goodman LLP, independent registered public accounting firm for Registrant
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32	Certifications Pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed "furnished" and not "filed."