Form 10-Q
period 2015-04-04
SYNALLOY CORP
filed 2015-05-11
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended April 4, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
The number of shares outstanding of the registrant's common stock as of May 6, 2015 was 8,717,922.

Synalloy Corporation
Index

PART I	FINANCIAL INFORMATION
	Item 1.	Financial Statements
Condensed consolidated balance sheets - April 4, 2015 and January 3, 2015
Condensed consolidated statements of operations - Three month periods ended April 4, 2015 and March 29, 2014
Condensed consolidated statements of cash flows - Three months ended April 4, 2015 and March 29, 2014
Notes to condensed consolidated financial statements
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
	Item 4.	Controls and Procedures

Part II	OTHER INFORMATION
	Item 1.	Legal Proceedings
	Item 1A.	Risk Factors
	Item 6.	Exhibits
Signatures and Certifications

PART I
Item 1. FINANCIAL STATEMENTS
Synalloy Corporation
Condensed Consolidated Balance Sheets

	Apr 4, 2015	Jan 3, 2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$201,589	$26,623
Accounts receivable, less allowance for doubtful accounts of $1,078,814 and $1,114,814, respectively	28,917,636	29,229,927
Inventories, net	72,659,101	67,674,670
Deferred income taxes	2,894,335	2,921,654
Prepaid expenses and other current assets	4,073,342	5,460,344
Total current assets	108,746,003	105,313,218

Cash value of life insurance	2,070,512	2,046,512
Property, plant and equipment, net of accumulated
depreciation of $47,191,102 and $46,036,102, respectively	40,658,947	39,937,466
Goodwill	23,250,201	23,250,201
Intangible assets, net	16,505,403	17,001,525
Deferred charges, net and other non-current assets	420,820	300,308
Total assets	$191,651,886	$187,849,230

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$12,410,621	$21,388,298
Accrued expenses	10,886,674	14,684,686
Current portion of long-term debt	4,533,908	4,533,908
Other current liabilities	135,650	126,000
Total current liabilities	27,966,853	40,732,892

Long-term debt	40,341,375	27,255,442
Long-term contingent consideration	2,616,023	2,596,516
Deferred income taxes	6,438,146	6,438,146
Long-term pension liability from the closure of Bristol Fab	384,940	713,181
Other long-term liabilities	659,650	659,500

Shareholders' equity
Common stock, par value $1 per share - authorized 12,000,000 shares; issued 10,300,000 shares	10,300,000	10,300,000
Capital in excess of par value	34,146,441	34,054,374
Retained earnings	82,805,062	79,167,323
	127,251,503	123,521,697
Less cost of common stock in treasury: 1,582,744 and 1,589,698 shares, respectively	14,006,604	14,068,144
Total shareholders' equity	113,244,899	109,453,553
Commitments and contingencies – See Note 11
Total liabilities and shareholders' equity	$191,651,886	$187,849,230

Note: The balance sheet at January 3, 2015 has been derived from the audited consolidated financial statements at that date.

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	Apr 4, 2015	Mar 29, 2014
Net sales	$51,648,245	$49,796,358

Cost of sales	42,706,626	41,932,122

Gross profit	8,941,619	7,864,236

Selling, general and administrative expense	5,389,005	4,079,356
Acquisition related costs	440,276	(3,146)
Operating income	3,112,338	3,788,026

Other (income) and expense
Interest expense	359,337	265,688
Change in fair value of interest rate swap	169,420	118,804
Palmer earn-out adjustment	(2,483,333)	—
Other, net	(2,825)	—

Income from continuing operations before income taxes	5,069,739	3,403,534
Provision for income taxes	1,432,000	1,154,000

Net income from continuing operations	3,637,739	2,249,534

Loss from discontinued operations, net of tax	—	(473,255)

Net income	$3,637,739	$1,776,279

Net income per common share from continuing operations:
Basic	$0.42	$0.26
Diluted	$0.42	$0.26

Net loss per common share from discontinued operations:
Basic	$—	$(0.05)
Diluted	$—	$(0.05)

Weighted average shares outstanding:
Basic	8,714,530	8,690,496
Dilutive effect from stock options and grants	20,786	10,209
Diluted	8,735,316	8,700,705

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	Apr 4, 2015	Mar 29, 2014
Operating activities
Net income	$3,637,739	$1,776,279
Loss from discontinued operations, net of tax	—	473,255
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	1,194,665	950,490
Amortization expense	587,686	342,297
Deferred income taxes	27,319	28,793
Palmer earn-out adjustment	(2,483,333)	—
Reduction of losses on accounts receivable	(23,600)	(42,608)
Provision for losses on inventory	656,221	395,889
Gain on sale of property, plant and equipment	(12,000)	—
Cash value of life insurance	(24,000)	(24,000)
Change in fair value of interest rate swap	169,420	118,804
Environmental reserves	9,650	18,000
Employee stock option and grant compensation	143,319	80,733
Changes in operating assets and liabilities:
Accounts receivable	335,891	(6,632,570)
Inventories	(5,640,652)	(2,151,343)
Other assets and liabilities, net	(101,342)	531,752
Accounts payable	(8,977,677)	9,103,963
Accrued expenses	(1,621,741)	(504,665)
Accrued income taxes	1,324,534	896,011
Net cash (used in) provided by continuing operating activities	(10,797,901)	5,361,080
Net cash provided by discontinued operating activities	—	1,984,282
Net cash (used in) provided by operating activities	(10,797,901)	7,345,362
Investing activities
Purchases of property, plant and equipment	(1,916,146)	(1,649,276)
Proceeds from sale of property, plant and equipment	12,000	—
Net cash used in investing activities of continuing operations	(1,904,146)	(1,649,276)
Net cash used in discontinued investing activities	—	(1,614)
Net cash used in investing activities	(1,904,146)	(1,650,890)
Financing activities
Net borrowings from line of credit	14,386,076	—
Payments on long-term debt	(1,300,143)	(633,476)
Payments on pension liability from the closure of Bristol Fab	(208,920)	—
Net cash provided by (used in) financing activities	12,877,013	(633,476)
Increase in cash and cash equivalents	174,966	5,060,996
Cash and cash equivalents at beginning of period	26,623	1,773,743
Cash and cash equivalents at end of period	$201,589	$6,834,739

Supplemental disclosure
Cash paid during the year for:
Interest	$307,247	$235,941
Income taxes	$79,515	$7,600

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

April 4, 2015

Unless indicated otherwise, the terms "Company," "we," "us," and "our" refer to Synalloy Corporation and its consolidated subsidiaries.

NOTE 1--BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included as required by Regulation S-X, Rule 10-01. Operating results for the three-month period ended April 4, 2015, are not necessarily indicative of the results that may be expected for the year ended January 2, 2016. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended January 3, 2015.
On August 29, 2014, the Company completed the sale of all of the issued and outstanding membership interests of its wholly owned subsidiary, Ram-Fab, LLC ("Ram-Fab"), to a subsidiary of Primoris Services Corporation. On June 27, 2014, the Company completed the planned closure of the Bristol Fabrication unit of Synalloy Fabrication, LLC ("Bristol Fab"). See Note 12, Discontinued Operations, for further information regarding the sale of Ram-Fab and the closure of Bristol Fab. The Company's financial results for these businesses have been presented as discontinued operations for all periods presented in the accompanying condensed consolidated financial statements included in this Form 10-Q.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation in the accompanying condensed consolidated financial statements. These reclassifications had no material effect on previously reported results of operations or shareholders' equity.

NOTE 2--RECENTLY ADOPTED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)", which changes the criteria for recognizing revenue. The standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard requires a five-step process for recognizing revenue including identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract, and recognizing revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact that ASU 2014-09 will have on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis", which modifies the consolidation model for reporting organizations under both the variable interest model and the voting interest model. The ASU is generally expected to reduce the number of situations where consolidation is required; however, in certain circumstances, the ASU may result in companies consolidating entities previously unconsolidated. The ASU will require all legal entities to re-evaluate previous consolidation conclusions under the revised model and is effective for periods beginning after December 15, 2015. The Company did not elect to early adopt the provisions of this ASU and does not believe its implementation will have any effect on the Company's financial statements.

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs", which changes the presentation of debt issuance costs. This ASU requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Currently, capitalized debt issuance costs are presented as an asset on the consolidated balance sheet. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015. The Company did not elect to early adopt the provisions of this ASU and does not believe its implementation will have a material effect on the Company's consolidated financial statements.

NOTE 3--INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventories, net, are as follows:

	Apr 4, 2015	Jan 3, 2015
Raw materials	$40,046,903	$38,405,587
Work-in-process	9,331,040	7,128,602
Finished goods	23,281,158	22,140,481
	$72,659,101	$67,674,670

NOTE 4--STOCK OPTIONS AND RESTRICTED STOCK

During the first three months of 2015, no stock options were exercised by officers or employees of the Company. Stock compensation expense for the three month periods ended April 4, 2015 and March 29, 2014 was approximately $143,000 and $81,000, respectively.
On February 10, 2015, the Compensation & Long-Term Incentive Committee of the Board of Directors of the Company approved stock option grants under the Company's 2011 Long-Term Incentive Stock Option Plan (the "2011 Plan"). Options for a total of 32,531 shares, with an exercise price of $16.01, were granted under the 2011 Plan to certain management employees of the Company. The exercise price was determined using the average of the high and low stock price on the day prior to the grant date. The per share weighted-average fair value of the stock options was $6.39. The fair value of the option grants was estimated using the Black-Scholes option-pricing model based on a risk-free interest rate of two percent, an expected volatility of 46 percent, an expected life of seven years and a dividend yield of two percent. The stock options vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant. In order for the options to vest, the employee must be in the continuous employment of the Company since the date of the grant. Any portion of the grant that has not vested will be forfeited upon termination of employment. The Company may terminate any portion of the grant that has not vested upon an employee's failure to comply with all conditions of the award or the 2011 Plan.

NOTE 5--INCOME TAXES
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal or state income tax examinations for years before 2012. The Company's 2012 and 2013 federal income tax returns are currently being examined by the Internal Revenue Service.
The Company had $1,504,000 accrued for unrecognized tax benefits at April 4, 2015 and January 3, 2015. The Company expects a decrease of $1,504,000 for unrecognized tax benefits during 2015. The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in the provision for income tax.

NOTE 6--PAYMENT OF DIVIDENDS
During 2014, the Company declared and paid a $0.30 per share dividend on December 9, 2014 for a total of $2,633,000. The Company's Board of Directors presently plans to review at the end of each fiscal year the financial performance and capital needed to support future growth to determine the amount of cash dividend, if any, which is appropriate.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

April 4, 2015

NOTE 7--SEGMENT INFORMATION
The operating results of Bristol Fab and Ram-Fab have been classified as discontinued operations and are not included in the operating results presented below. See Note 12, Discontinued Operations, for further information regarding the closure and sale of the related divisions. The following table summarizes certain information regarding segments of the Company's continuing operations:

	Three Months Ended
	Apr 4, 2015	Mar 29, 2014
Net sales
Metals Segment	$35,461,000	$33,361,000
Specialty Chemicals Segment	16,187,000	16,435,000
	$51,648,000	$49,796,000
Segment net income
Metals Segment	$3,116,000	$3,041,000
Specialty Chemicals Segment	1,461,000	1,641,000
	4,577,000	4,682,000
Unallocated expenses
Corporate	1,022,000	897,000
Acquisition related costs	440,000	(3,000)
Interest expense	359,000	266,000
Change in fair value of interest rate swap	169,000	119,000
Palmer earn-out adjustment	(2,483,000)	—
Income from continuing operations
before income taxes	$5,070,000	$3,403,000

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
Estimates of fair value using levels 2 and 3 may require judgments as to the timing and amount of cash flows, discount rates, and other factors requiring significant judgment, and the outcomes may vary widely depending on the selection of these assumptions. The Company's most significant fair value estimates as of April 4, 2015 and January 3, 2015 related to purchase accounting adjustments in the Specialty Pipe & Tube, Inc. ("Specialty") acquisition, as described further in Note 9, the re-measurement of the contingent consideration for Palmer of Texas Tanks, Inc. ("Palmer"), estimating the fair value of the reporting units in testing goodwill for impairment, estimating the fair value of the interest rate swap and providing disclosures of the fair values of financial instruments.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

April 4, 2015

As of April 4, 2015 and January 3, 2015, the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and borrowings under the Company's line of credit and term loans, which are based on variable interest rates, approximate their fair value.
The Company does not currently have any Level 1 financial assets or liabilities.  The Company has two Level 2 financial assets and liabilities. These are classified as Level 2 as they are not actively traded and are valued using pricing models that use observable market inputs.
The fair value of the interest rate swap contract entered into on August 21, 2012 resulted in a liability of $120,000 at April 4, 2015 and an asset of $11,000 at January 3, 2015. The interest rate swap was priced using discounted cash flow techniques which are corroborated by using non-binding market prices. Changes in its fair value were recorded in current assets or liabilities, as appropriate, with corresponding offsetting entries to other income (expense). Significant inputs to the discounted cash flow model include projected future cash flows based on projected one-month LIBOR and the average margin for companies with similar credit ratings and similar maturities.
The fair value of the interest rate swap contract entered into on September 3, 2013 resulted in a liability of $254,000 and $215,000 at April 4, 2015 and January 3, 2015, respectively. The interest rate swap was priced using discounted cash flow techniques which are corroborated by using non-binding market prices. Changes in its fair value were recorded in long-term assets or liabilities, as appropriate, with corresponding offsetting entries to other income (expense). Significant inputs to the discounted cash flow model include projected future cash flows based on projected one-month LIBOR and the average margin for companies with similar credit ratings and similar maturities.
The contingent consideration payments ("earn-out") are classified as Level 3. The amount of the total earn-out liability to the former shareholders of Palmer was eliminated at April 4, 2015. Accordingly, the Company adjusted the earn-out liability by recognizing a gain of approximately $2,483,333 during the first quarter of 2015. The amount of the total earn-out liability due to the prior owner of Specialty was determined using management's best estimate of Specialty's sales for the two-year earn-out period which will determine the amount of the ultimate payment to be made. Factors such as volume increases, selling price increases and inflation were used to develop a base projection. The Company's cost of borrowing at inception was used to determine the present value of expected payments. Each quarter-end, the Company re-evaluates the assumptions and adjusts to the estimated present value of the expected payments to be made, if required.
The following table presents a summary of changes in fair value of the Company's Level 3 liabilities measured on a recurring basis for the three-month period ended April 4, 2015:

Level 3 Liabilities
Balance at January 3, 2015	$7,256,387
Interest expense charged during 2015	48,452
Change in fair value of contingent consideration liability associated with the Palmer acquisition	(2,483,333)
Balance at April 4, 2015	$4,821,506
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 in the three-month period ended April 4, 2015 or year ended January 3, 2015. During the first three months of 2015, there have been no changes in the fair value methodologies used by the Company.

NOTE 9--ACQUISITIONS

Acquisition of Specialty Pipe & Tube, Inc.
On November 21, 2014, the Company entered into a stock purchase agreement with The Davidson Corporation ("Davidson") to purchase all of the issued and outstanding stock of Specialty. Specialty is a master distributor of seamless carbon pipe and tube, with a focus on heavy wall, large diameter products. The Company views the Specialty acquisition as an excellent complement to the product offerings of the Metals segment with similar end markets and consistent profit margins. Specialty's results of operations since the acquisition date are reflected in the Company's consolidated statements of operations.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

April 4, 2015

The amount of Specialty's revenues and pre-tax earnings included in the consolidated statements of operations for the three months ended April 4, 2015 was $6,260,000 for revenues and $710,000 for pre-tax earnings.

NOTE 10--FINANCING ARRANGEMENT
In connection with the acquisition of Specialty, discussed in Note 9, on November 21, 2014, the Company modified its Credit Agreement with its current bank to provide for a five-year term loan, expiring November 21, 2019, in the amount of $10,000,000 that requires equal monthly payments of $166,667, plus interest, calculated using the One Month LIBOR (as defined in the Credit Agreement), plus a pre-defined spread, based on the Company's Total Funded Debt to EBITDA ratio (as defined in the Credit Agreement).
In conjunction with the Specialty acquisition, the Amended Credit Agreement also increased the limit of the credit facility by $15,000,000 to a maximum of $40,000,000, and extended the maturity date to November 21, 2017.

NOTE 11-- COMMITMENTS AND CONTINGENCIES
The Company is from time-to-time subject to various claims, possible legal actions for product liability and other damages, and other matters arising out of the normal conduct of the Company's business.
Management is not currently aware of any asserted or unasserted matters which could have a material effect on the financial condition or results of operations of the Company.

NOTE 12--DISCONTINUED OPERATIONS
On June 27, 2014, the Company completed the planned closure of Bristol Fab, and on August 29, 2014, the Company completed the sale of all of the issued and outstanding membership interests of its wholly-owned subsidiary, Ram-Fab, to a subsidiary of Primoris Services Corporation. All non-recurring costs associated with these dispositions have been included as discontinued operations in the consolidated financial statements as part of the Metals Segment.
The Company's results from discontinued operations are summarized below. These operating results for the three month period ended March 29, 2014 do not necessarily reflect what they would have been had Bristol Fab and Ram-Fab not been classified as discontinued operations.

Mar 29, 2014
Net sales	$8,044,769
Loss before income taxes	$(693,255)
Benefit from income taxes	(220,000)
Net loss from discontinued operations	$(473,255)
No assets or liabilities were held for sale at April 4, 2015 or January 3, 2015.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion of certain significant factors that affected the Company during the three month period ended April 4, 2015.
Consolidated net sales from continuing operations for the first quarter of 2015 produced net sales of $51,648,000, an increase of $1,852,000 or four percent when compared to net sales from continuing operations for the first quarter of 2014 of $49,796,000. For the first quarter of 2015 the Company recorded net income of $3,638,000, or $0.42 per share compared to net income from continuing operations of $2,250,000, or $0.26 per share for the same quarter in the prior year.
On June 27, 2014, the Company completed the planned closure of Bristol Fab and on August 29, 2014, the Company completed the sale of all of the issued and outstanding membership interests of Ram-Fab to a subsidiary of Primoris Services Corporation. All non-recurring costs associated with these dispositions have been included as discontinued operations in the 2014 financial statements as part of the Metals Segment.
On November 21, 2014, the Company entered into a Stock Purchase Agreement with The Davidson Corporation to purchase all of the issued and outstanding stock of Specialty. The financial results for Specialty are included in the first quarter's operating results of 2015 for the Company's Metals Segment.
Metals Segment
Sales for the first quarter of 2015 totaled $35,461,000, an increase of $2,100,000 or six percent from $33,361,000 for sales from continuing operations for the same quarter last year. The increase for the first quarter was entirely due to including Specialty's sales in the Metals Segment in 2015. Storage tank sales decreased 20 percent for the first quarter of 2015 when compared to the same period of the prior year. Pipe sales decreased ten percent for the first quarter of 2015 when compared to sales from continuing operations for the prior year.
The shortfall in storage tank sales for the first quarter of 2015 when compared to 2014 resulted from severe weather experienced during January and February of 2015 where ice and heavy rain in west Texas prevented the delivery and installation of several tank batteries. The decrease in pipe sales for the first quarter resulted from a one percent increase in average unit volumes offset by an eleven percent decrease in average selling prices. In the first quarter, the Metals Segment experienced non-commodity pipe unit volume decreasing 13 percent while commodity unit pipe volume increased nine percent. Selling prices for non-commodity pipe decreased approximately 20 percent while commodity pipe selling prices increased approximately eleven percent. The non-commodity price decrease was largely attributable to mix differences between the periods.
The Metals Segment's operating income was $3,116,000 for the first quarter of 2015 compared to operating income from continuing operations of $3,041,000 for the first quarter of 2014. Operating income was impacted by the following factors:

a)	Specialty's operating income was included in the first quarter of 2015;

b)	As mentioned earlier, the ice and rain in west Texas resulted in several lost shipping days. The weather also slowed drill site development, causing several customers to delay their shipments;

c)	As mentioned above, BRISMET's product mix changed significantly in 2015; and

d)
As a result of fluctuations in nickel prices, the Company experienced an inventory loss of approximately $1,030,000 at BRISMET for the first quarter of 2015 compared to an inventory loss of approximately $649,000 for the first quarter of 2014. Nickel decreased 13 percent during the first quarter of 2015 compared to a 13 percent increase during the first quarter of 2014.

Specialty Chemicals Segment
Sales for the Specialty Chemicals Segment in the first quarter of 2015 were $16,187,000, which represented a two percent decrease from $16,435,000 for the same quarter of 2014. Overall selling prices decreased eight percent for the first quarter of 2015 when compared to the same period of 2014 due in part to a decrease in oil based raw material prices that is reflected in the selling prices at Manufacturers Chemicals. Selling prices also decreased due to generally lower average selling prices at CRI Tolling which resulted from a higher concentration of customer supplied raw materials. Pounds shipped for the Specialty Chemicals Segment increased seven percent for the first quarter of 2015 compared to 2014 as CRI Tolling ramped up business for two of its major customers. Operating income for the first quarter of 2015 and 2014 was $1,461,000 and $1,641,000, respectively, a decrease of eleven percent. Lower sales at Manufacturers Chemicals combined with higher costs associated with the production increases in the areas of direct labor, depreciation and utilities at CRI Tolling resulted in the decrease in operating income for 2015.

Other Items
Consolidated selling, general and administrative expenses from continuing operations increased $1,310,000 to $5,389,000 or ten percent of sales from $4,079,000 or eight percent of sales for the first quarter of 2015 compared to 2014. Approximately $1,145,000 of the increase arose from including Specialty's selling, general and administrative expenses in the three-month period ended April 4, 2015 with no comparable costs for 2014. The remainder of the increase resulted from higher professional fees, salaries and wages, and compensation expense related to stock options and grants. These increases were partially offset by lower commissions experienced in the first quarter of 2015 compared to the same period of 2014.
Interest expense for the first quarter of 2015 was $359,000 compared to $266,000 for the first quarter of 2014. The increase resulted from the additional borrowings associated with the Specialty acquisition. On November 21, 2014, the Company amended its credit agreement to add a $10,000,000, five-year, variable rate term loan with equal monthly principal payments over the life of the loan. The Company's current credit facility was increased by $15,000,000 to a maximum of $40,000,000 and the maturity date extended to November 21, 2017.
Also, the change in the fair value of the interest rate swap contracts increased unallocated expenses for the first quarters of 2015 and 2014 by $169,000 and $119,000, respectively.
At the end of the first quarter of 2015, management reviewed the liability for Palmer’s third year earn-out payment and does not expect the threshold EBITDA target of $5,825,000 to be achieved. During the first quarter of 2015, the Company recorded a favorable adjustment at the parent company level of $2,483,000 to eliminate Palmer's remaining earn-out liability.
The effective tax rate for the first quarter of 2015 was 28.2 percent as compared to 34.0 percent for the first quarter of the prior year. The lower rate in the current year was mainly due to the favorable, non-taxable Palmer earn-out adjustment mentioned above.
The Company's cash balance increased $175,000 during the first quarter of 2015 from $27,000 at the end of 2014 to $202,000 as of April 4, 2015.

a)
Net accounts receivable decreased approximately $312,000 at April 4, 2015 when compared to the prior year end which resulted from the collection of a large receivable associated with Ram-Fab and focused collections on Specialty receivables, especially in the Houston market. All other facilities showed increases in net accounts receivable;

b)
Net inventories increased $4,984,000 as of April 4, 2015 compared to the end of 2014 as a result a raw material purchases by BRISMET and Specialty during the first quarter of 2015 to support future sales;

c)
Accounts payable decreased $8,977,000 as of April 4, 2015 from the prior year end due to the timing of the aforementioned raw material purchases by BRISMET. Large inventory purchases were made in December 2014 which remained in accounts payable at year-end. During 2015, the inventory increase was spread over the entire quarter which allowed many of the purchases to be paid during the first quarter of 2015; and

d)	Capital expenditures for the first quarter of 2015 were approximately $1,916,000.
These items, combined with the cash generated through operations, resulted in the Company having approximately $44,875,000 of bank debt outstanding as of April 4, 2015. Covenants under the various debt agreements include maintaining a certain Funded Debt to EBITDA ratio, a minimum tangible net worth and total liabilities to tangible net worth ratio. The Company is also limited to a maximum amount of capital expenditures per year, which is in line with the Company's current projected needs. The Company is in compliance with all debt covenants at April 4, 2015.
Outlook
The two main factors that affect the Company's outlook for the remainder of 2015 are low nickel and oil prices.
Nickel prices, which result in stainless steel surcharges, peaked during mid-May of 2014, with an increase of approximately 50 percent from the end of 2013. Since then, nickel prices have fallen significantly with nickel decreasing an additional 13 percent during the first quarter of 2015. Our inventory gains and losses are determined by a number of factors including sales mix and the holding period of particular products. As a consequence, there may not be a direct correlation between the direction of stainless steel surcharges and inventory profits or losses at a particular point in time. Our experience has been that over the course of a business cycle, this volatility has tended towards zero. Nickel prices are currently extremely low and it is management's opinion that they should be near the bottom of the cycle. If this prolonged drop in nickel prices turns in 2015, we will see a favorable effect on sales and profitability at BRISMET.
Lower oil prices affect our storage tank and a portion of our carbon pipe distribution facilities. Should oil prices remain at or fall below their current levels, sales for storage tanks and carbon pipe will be negatively affected in the second quarter of 2015. Palmer and Specialty introduced new product lines which may help to mitigate any declining sales in existing product lines.

The Metals Segment's business continues to be highly dependent on its customers' capital expenditures. Special project and overall backlog is strong at BRISMET, with many large diameter and special alloy projects in the pipeline. International inquiries, which are comprised mainly of special alloy products, are on the rise. We believe we are the largest and most capable domestic producer of non-commodity stainless steel pipe and an effective producer of commodity stainless steel pipe. Our market position remains strong in the commodity pipe market, and we continue to see strong order activity in special alloys. Gulf coast activity remains vigorous for chemical, petro-chem and fertilizer end-user applications.
The storage tank backlog was $10,792,000 at April 4, 2015 and $12,229,000 at January 3, 2015.
The Specialty Chemicals Segment's sales and profitability should continue to show improvement into the second quarter of 2015 as new business opportunities are pursued at both Manufacturers Chemicals and CRI Tolling. At CRI Tolling, production will continue to exceed prior year levels to support the BioBased Technologies' agreement that was announced during 2014. The Company expects sales levels to improve throughout the remainder of 2015 as a result of the continued increase in new business at CRI Tolling, aggressive product pricing, increased growth in sales to direct customers and identifying new sales opportunities for product offerings that have available production capacity. The Specialty Chemicals Segment's project pipeline is heavily weighted with oil and gas opportunities attained through new growth market penetration efforts, which should show a positive impact during the second quarter of 2015.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
This quarterly report includes and incorporates by reference "forward-looking statements" within the meaning of the federal securities laws. All statements that are not historical facts are "forward-looking statements." The words "estimate," "project," "intend," "expect," "believe," "should," "anticipate," "hope," "optimistic," "plan," "outlook," "should," "could," "may" and similar expressions identify forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions; the impact of competitive products and pricing; product demand and acceptance risks; raw material and other increased costs; raw materials availability; employee relations; ability to maintain workforce by hiring trained employees; labor efficiencies; customer delays or difficulties in the production of products; new fracking regulations; a prolonged decrease in oil prices; unforeseen delays in completing the integrations of acquisitions; risks associated with mergers, acquisitions, dispositions and other expansion activities; financial stability of our customers; environmental issues; unavailability of debt financing on acceptable terms and exposure to increased market interest rate risk; inability to comply with covenants and ratios required by our debt financing arrangements; ability to weather an economic downturn; loss of consumer or investor confidence and other risks detailed from time-to-time in the Company's Securities and Exchange Commission filings. The Company assumes no obligation to update the information included in this quarterly report.

Item 3. Quantitative and Qualitative Disclosures about Market Risks
Information about the Company's exposure to market risk was disclosed in its Annual Report on Form 10-K for the year ended January 3, 2015, which was filed with the Securities and Exchange Commission on March 17, 2015. There have been no material quantitative or qualitative changes in market risk exposure since the date of that filing.

Item 4. Controls and Procedures
Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company's Chief Executive Officer and Chief Financial Officer concluded that the design deficiencies contributing to the material weakness for business combinations present as of January 3, 2015 have been remediated; however, as there were no business combinations during the quarter ended April 4, 2015, the operating effectiveness of such controls could not be tested and concluded to be effective as of April 4, 2015.
Material Weakness in Internal Control over Financial Reporting and Status of Remediation Efforts
As reported in our Form 10-K for the year ended January 3, 2015, we did not maintain effective internal control over financial reporting as of January 3, 2015 as a result of a material weakness related to business combinations. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Refer to Item 9A in our Annual Report on Form 10-K for the year ended January 3, 2015 for a description of this material weakness.
In response to the identified material weakness, management, with oversight from the Company's Audit Committee, has dedicated significant resources, including retaining third party consultants, to enhance the Company's internal control over financial reporting and remediate the identified material weakness. Even with this defined plan in place, the Company did not complete an acquisition during the first quarter of 2015. Therefore, the remediation plan has not been tested.
Accounting for Business Combinations
The remediation plan that has been implemented includes the engagement of a third-party accounting firm to assist in the preparation or review of all acquisition accounting documents and to involve an external valuation expert earlier in the acquisition process to identify and determine a preliminary value for expected intangible assets prior to closing on an acquisition. Also, the Company is in the process of hiring additional accounting resources, which should be completed by the end of the second quarter, 2015.
Changes in Internal Control over Financial Reporting
Other than actions taken to remedy the material weakness described above, the Company's management, including the CEO and CFO, identified no change in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's control over financial reporting.
On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) published Internal Control-Integrated Framework (2013) (the "2013 Framework") and related illustrative documents as an update to Internal Control-Integrated Framework (1992) (the "1992 Framework"). While the 2013 Framework's internal control components (i.e., control environment, risk assessment, control activities, information and communication and monitoring activities) are the same as those in the 1992 Framework, the 2013 Framework, among other matters, requires companies to assess whether 17 principles are present and functioning in determining whether their system of internal control is effective. The Company expects to adopt the 2013 Framework during the fiscal year ending January 2, 2016.

PART II

Item 1. Legal Proceedings
It is not unusual for Synalloy Corporation and our consolidated subsidiaries to be involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business involving, among other things, product liability, commercial, employment, workers' compensation, intellectual property claims and environmental matters. We establish reserves in a manner that is consistent with accounting principles generally accepted in the United States for costs associated with such matters when a liability is probable and those costs are capable of being reasonably estimated. We cannot predict with any certainty the outcome of these unresolved legal actions or the range of possible loss or recovery. Based on current information, however, we believe that the eventual outcome of these unresolved legal actions, either individually or in the aggregate, will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors
There were no material changes in our assessment of risk factors as discussed in Part I, Item 1A in the Company's annual report on Form 10-K for the fiscal year ended January 3, 2015.

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

SYNALLOY CORPORATION
(Registrant)

Date: May 11, 2015	By:	/s/ Craig C. Bram
Craig C. Bram
President and Chief Executive Officer
(principal executive officer)

Date: May 11, 2015	By:	/s/ Richard D. Sieradzki
Richard D. Sieradzki
Vice President, Finance and Chief Financial Officer
(principal accounting and financial officer)