Form 10-Q
period 2015-07-04
SYNALLOY CORP
filed 2015-08-11
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended July 4, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
The number of shares outstanding of the registrant's common stock as of August 5, 2015 was 8,726,138.

Synalloy Corporation
Index

PART I	FINANCIAL INFORMATION
	Item 1.	Financial Statements
Condensed consolidated balance sheets - July 4, 2015 and January 3, 2015
Condensed consolidated statements of operations - Three and six month periods ended July 4, 2015 and June 28, 2014
Condensed consolidated statements of cash flows - Six months ended July 4, 2015 and June 28, 2014
Notes to condensed consolidated financial statements
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
	Item 4.	Controls and Procedures

Part II	OTHER INFORMATION
	Item 1.	Legal Proceedings
	Item 1A.	Risk Factors
	Item 6.	Exhibits
Signatures and Certifications

PART I
Item 1. FINANCIAL STATEMENTS
Synalloy Corporation
Condensed Consolidated Balance Sheets

	Jul 4, 2015	Jan 3, 2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$231,272	$26,623
Accounts receivable, less allowance for doubtful accounts of $268,885 and $1,114,814, respectively	25,766,347	29,229,927
Inventories, net	70,252,313	67,674,670
Deferred income taxes	2,509,592	2,921,654
Prepaid expenses and other current assets	5,349,371	5,460,344
Total current assets	104,108,895	105,313,218

Cash value of life insurance	1,506,360	2,046,512
Property, plant and equipment, net of accumulated
depreciation of $48,318,426 and $46,036,102, respectively	40,345,939	39,937,466
Goodwill	18,512,979	23,250,201
Intangible asset, net	15,873,675	17,001,525
Deferred charges, net and other non-current assets	459,647	300,308
Total assets	$180,807,495	$187,849,230

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$11,997,109	$21,388,298
Accrued expenses	9,140,185	14,684,686
Current portion of long-term debt	4,533,908	4,533,908
Other current liabilities	144,868	126,000
Total current liabilities	25,816,070	40,732,892

Long-term debt	29,368,224	27,255,442
Long-term contingent consideration	2,396,100	2,596,516
Deferred income taxes	6,438,146	6,438,146
Long-term pension liability from the closure of Bristol Fab	173,656	713,181
Other long-term liabilities	658,000	659,500

Shareholders' equity
Common stock, par value $1 per share - authorized 12,000,000 shares; issued 10,300,000 shares	10,300,000	10,300,000
Capital in excess of par value	34,324,954	34,054,374
Retained earnings	85,260,347	79,167,323
	129,885,301	123,521,697
Less cost of common stock in treasury: 1,573,862 and 1,589,698 shares, respectively	13,928,002	14,068,144
Total shareholders' equity	115,957,299	109,453,553
Commitments and contingencies – See Note 11
Total liabilities and shareholders' equity	$180,807,495	$187,849,230

Note: The balance sheet at January 3, 2015 has been derived from the audited consolidated financial statements at that date.

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	Jul 4, 2015	Jun 28, 2014	Jul 4, 2015	Jun 28, 2014
Net sales	$50,163,448	$52,687,607	$101,811,693	$102,483,965

Cost of sales	41,747,379	43,502,351	84,454,005	85,434,473

Gross profit	8,416,069	9,185,256	17,357,688	17,049,492

Selling, general and administrative expense	5,744,523	4,415,490	11,133,528	8,494,846
Acquisition related costs	4,770	—	445,046	(3,146)
Operating income	2,666,776	4,769,766	5,779,114	8,557,792
Other (income) and expense
Interest expense	297,311	261,998	656,648	527,686
Change in fair value of interest rate swap	(183,337)	175,695	(13,917)	294,501
Palmer earn-out adjustment	—	(3,476,198)	(2,483,333)	(3,476,198)
Business interruption insurance proceeds	(480,000)	—	(480,000)	—
Other, net	(134,483)	(6,645)	(137,308)	(6,647)

Income from continuing operations before income taxes	3,167,285	7,814,916	8,237,024	11,218,450
Provision for income taxes	712,000	2,032,000	2,144,000	3,186,000

Net income from continuing operations	2,455,285	5,782,916	6,093,024	8,032,450

Loss from discontinued operations, net of tax	—	(5,382,629)	—	(5,855,884)

Net income	$2,455,285	$400,287	$6,093,024	$2,176,566

Net income per common share from continuing operations:
Basic	$0.28	$0.66	$0.70	$0.92
Diluted	$0.28	$0.66	$0.70	$0.92

Net loss per common share from discontinued operations:
Basic	$—	$(0.62)	$—	$(0.67)
Diluted	$—	$(0.62)	$—	$(0.67)

Weighted average shares outstanding:
Basic	8,722,473	8,700,725	8,718,501	8,695,610
Dilutive effect from stock options and grants	12,502	10,662	16,745	9,353
Diluted	8,734,975	8,711,387	8,735,246	8,704,963

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	Jul 4, 2015	Jun 28, 2014
Operating activities
Net income	$6,093,024	$2,176,566
Loss from discontinued operations, net of tax	—	5,855,884
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	2,387,856	1,907,583
Amortization expense	1,180,587	684,701
Deferred income taxes	412,062	28,793
Palmer earn-out adjustment	(2,483,333)	(3,476,198)
(Reduction of) provision for losses on accounts receivable	(837,568)	77,000
Provision for losses on inventory	452,103	2,698,706
Gain on sale of property, plant and equipment	(12,000)	—
Cash value of life insurance	540,152	(48,000)
Change in fair value of interest rate swap	(13,917)	294,501
Environmental reserves	18,868	21,020
Issuance of treasury stock for director fees	118,762	110,501
Employee stock option and grant compensation	273,369	167,381
Changes in operating assets and liabilities:
Accounts receivable	4,301,148	(11,000,293)
Inventories	(711,559)	(86,720)
Other assets and liabilities, net	273,891	244,628
Accounts payable	(9,391,189)	6,831,155
Accrued expenses	(979,410)	4,436,161
Accrued income taxes	(334,748)	(1,073,082)
Net cash provided by continuing operating activities	1,288,098	9,850,287
Net cash used in discontinued operating activities	—	(1,459,424)
Net cash provided by operating activities	1,288,098	8,390,863
Investing activities
Purchases of property, plant and equipment	(2,796,329)	(2,807,568)
Proceeds from sale of property, plant and equipment	12,000	—
Net cash used in investing activities of continuing operations	(2,784,329)	(2,807,568)
Net cash used in discontinued investing activities	—	(4,633)
Net cash used in investing activities	(2,784,329)	(2,812,201)
Financing activities
Net borrowings from line of credit	4,546,401	—
Payments on long-term debt	(2,433,619)	(1,266,952)
Pension liability, net	(420,204)	—
Proceeds from exercised stock options	8,302	—
Net cash provided by (used in) financing activities	1,700,880	(1,266,952)
Increase in cash and cash equivalents	204,649	4,311,710
Cash and cash equivalents at beginning of period	26,623	1,776,763
Cash and cash equivalents at end of period	$231,272	$6,088,473

Supplemental disclosure
Cash paid during the year for:
Interest	$619,590	$470,385
Income taxes	$2,023,618	$1,647,700

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

July 4, 2015

Unless indicated otherwise, the terms "Company," "we," "us," and "our" refer to Synalloy Corporation and its consolidated subsidiaries.

NOTE 1--BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included as required by Regulation S-X, Rule 10-01. Operating results for the three and six-month periods ended July 4, 2015, are not necessarily indicative of the results that may be expected for the year ending January 2, 2016. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended January 3, 2015.
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

NOTE 3--INVENTORIES, NET
Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventories, net, are as follows:

	Jul 4, 2015	Jan 3, 2015
Raw materials	$41,728,493	$38,405,587
Work-in-process	7,388,871	7,128,602
Finished goods	21,134,949	22,140,481
	$70,252,313	$67,674,670

NOTE 4--STOCK OPTIONS AND RESTRICTED STOCK

During the first six months of 2015, stock options for 666 shares of common stock were exercised by officers and employees for an aggregate exercise price of $8,302. Stock compensation expense for the three and six month periods ended July 4, 2015 was approximately $130,000 and $273,000, respectively, while stock compensation expense for the three and six month periods ended June 28, 2014 was approximately $87,000 and $167,000, respectively.
On February 10, 2015, the Compensation & Long-Term Incentive Committee of the Board of Directors of the Company approved stock option grants under the Company's 2011 Long-Term Incentive Stock Option Plan (the "2011 Plan"). Options for a total of 32,531 shares, with an exercise price of $16.01, were granted under the 2011 Plan to certain management employees of the Company. The exercise price was determined using the average of the high and low stock price on the day prior to the grant date. The per share weighted-average fair value of the stock options granted on February 10, 2015 was $6.39. The fair value of the option grants was estimated using the Black-Scholes option-pricing model based on a risk-free interest rate of two percent, an expected volatility of 46 percent, an expected life of seven years and a dividend yield of two percent. The stock options vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant. In order for the options to vest, the employee must be in the continuous employment of the Company since the date of the grant. Any portion of the grant that has not vested will be forfeited upon termination of employment. The Company may terminate any portion of the grant that has not vested upon an employee's failure to comply with all conditions of the award or the 2011 Plan.
On May 12, 2015, the Company issued to its non-employee directors an aggregate of 8,216 shares of its common stock in lieu of a total of $118,762 of their annual cash retainer fees. The directors were given the option of receiving shares of common stock for all or any part of their annual retainer fee.

NOTE 5--INCOME TAXES
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal or state income tax examinations for years before 2011. The Company completed its 2012 and 2013 federal income tax return examination by the Internal Revenue Service during the second quarter of 2015 without a material financial statement effect.
The Company recorded an effective tax rate of 22% and 26% for the three and six month periods ended July 4, 2015, respectively, as the Company experienced non-taxable gains associated with an earn-out adjustment made during the first quarter of 2015 combined with life insurance proceeds received in excess of cash surrender value for a former officer of the Company. The effective tax rates for the three and six months of the prior year were 26% and 28%, respectively. A non-taxable earn-out adjustment was also made in the prior year. The higher rate in the prior year resulted from the Company using a 35% Federal Income Tax rate for 2014 based upon projected 2014 taxable income from continuing operations. A 34% rate was used in 2015.
The Company had $1,438,000 and $1,504,000 accrued for unrecognized tax benefits at July 4, 2015 and January 3, 2015, respectively. The decrease in the liability during the first six months of 2014 resulted from the settlement of the 2012 / 2013 Federal Income Tax Audit. The Company expects to eliminate the remaining balance of $1,438,000 for unrecognized tax benefits during 2015 when all of the necessary filings for method changes are completed and approved by the Internal Revenue Service. The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in the provision for income tax.

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

NOTE 7--SEGMENT INFORMATION
The operating results of the Bristol Fab and Ram-Fab units have been classified as discontinued operations and are not included in the operating results presented below. See Note 12, Discontinued Operations, for further information regarding the closure and sale of the related divisions. The following table summarizes certain information regarding segments of the Company's continuing operations:

	Three Months Ended		Six Months Ended
	Jul 4, 2015	Jun 28, 2014	Jul 4, 2015	Jun 28, 2014
Net sales
Metals Segment	$33,943,000	$35,832,000	$69,404,000	$69,193,000
Specialty Chemicals Segment	16,220,000	16,856,000	32,408,000	33,291,000
	$50,163,000	$52,688,000	$101,812,000	$102,484,000
Operating income
Metals Segment	$2,352,000	$4,118,000	$5,468,000	$7,159,000
Specialty Chemicals Segment	1,566,000	1,715,000	3,026,000	3,357,000
	3,918,000	5,833,000	8,494,000	10,516,000
Unallocated expenses
Corporate	1,246,000	1,063,000	2,269,000	1,962,000
Acquisition related costs	5,000	—	445,000	(3,000)
Interest expense	297,000	262,000	657,000	528,000
Change in fair value of interest rate swap	(183,000)	176,000	(14,000)	294,000
Palmer earn-out adjustment	—	(3,476,000)	(2,483,000)	(3,476,000)
Business interruption insurance proceeds	(480,000)	—	(480,000)	—
Other income	(134,000)	(7,000)	(137,000)	(7,000)
Income from continuing operations
before income taxes	$3,167,000	$7,815,000	$8,237,000	$11,218,000

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

July 4, 2015

Level 3 - Unobservable inputs that are supported by little or no market activity for assets or liabilities and includes certain pricing models, discounted cash flow methodologies and similar techniques.
Estimates of fair value using levels 2 and 3 may require judgments as to the timing and amount of cash flows, discount rates, and other factors requiring significant judgment, and the outcomes may vary widely depending on the selection of these assumptions. The Company's most significant fair value estimates as of July 4, 2015 and January 3, 2015 related to related to purchase accounting adjustments in the Specialty Pipe & Tube, Inc. ("Specialty") acquisition, as described further in Note 9, the re-measurement of the contingent consideration for Palmer of Texas Tanks, Inc. ("Palmer"), estimating the fair value of the reporting units in testing goodwill for impairment, estimating the fair value of the interest rate swap and providing disclosures of the fair values of financial instruments.
As of July 4, 2015 and January 3, 2015, the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and borrowings under the Company's term loan, which are based on variable interest rates, approximate their fair value.
The Company does not currently have any Level 1 financial assets or liabilities.  The Company has two Level 2 financial assets and liabilities. These are classified as Level 2 as they are not actively traded and are valued using pricing models that use observable market inputs.
The fair value of the interest rate swap contract entered into on August 21, 2012 resulted in a liability of $7,000 and an asset of $11,000 at July 4, 2015 and January 3, 2015, respectively. The interest rate swap was priced using discounted cash flow techniques which are corroborated by using non-binding market prices. Changes in its fair value were recorded in current assets or liabilities, as appropriate, with corresponding offsetting entries to other income (expense). Significant inputs to the discounted cash flow model include projected future cash flows based on projected one-month LIBOR and the average margin for companies with similar credit ratings and similar maturities.
The fair value of the interest rate swap contract entered into on September 3, 2013 resulted in a liability of $183,000 and $215,000 at July 4, 2015 and January 3, 2015, respectively. The interest rate swap was priced using discounted cash flow techniques which are corroborated by using non-binding market prices. Changes in its fair value were recorded in long-term assets or liabilities, as appropriate, with corresponding offsetting entries to other income (expense). Significant inputs to the discounted cash flow model include projected future cash flows based on projected one-month LIBOR and the average margin for companies with similar credit ratings and similar maturities.
The contingent consideration payments ("earn-out") are classified as Level 3. The amount of the remaining earn-out liability to the former shareholders of Palmer was eliminated at April 4, 2015. Accordingly, the Company adjusted the earn-out liability by recognizing a gain of approximately $2,483,000 during the first quarter of 2015.
During the second quarter 2015, the Company determined that the projected first year sales for Specialty would not result in an earn-out payment for year one and decreased the earn-out reserve by approximately $2,419,000. The amount of the initial earn-out liability due to the prior owner of Specialty was determined using management's best estimate of Specialty's sales for the two-year earn-out period which will determine the amount of the ultimate payment to be made. Factors such as volume increases, selling price increases and inflation were used to develop a base projection. Subsequent to the original earn-out reserve calculation for Specialty, additional information concerning the extent that changes in oil prices effected overall Specialty sales levels was obtained. With this new information, it was evident that an oil price fluctuation factor should have been applied to the projected earn-out sales levels for the initial earn-out valuation, instead of assuming that they would remain constant. As this information supporting the adjustment to Specialty earn-out liability was discovered subsequent the acquisition date but within one year from the date of the transaction, November 22, 2014, and relates to the valuation of an identifiable liability, the Company reduced goodwill as the offset to the reduction in Specialty's earn-out liability. The Company's cost of borrowing at inception was used to determine the present value of expected payments.
Each quarter-end, the Company re-evaluates the assumptions and adjusts to the estimated present value of the expected payments to be made, if required.
The following table presents a summary of changes in fair value of the Company's Level 3 liabilities measured on a recurring basis for the six-month period ended July 4, 2015:

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

July 4, 2015

Level 3 Liabilities
Balance at January 3, 2015	$7,256,387
Interest expense charged during 2015	42,081
Reduction due to the finalization of Specialty's beginning balance sheet	(2,419,035)
Change in fair value of Palmer's contingent consideration liability	(2,483,333)
Balance at July 4, 2015	$2,396,100
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 in the six-month period ended July 4, 2015 or year ended January 3, 2015. During the first six months of 2015, there have been no changes in the fair value methodologies used by the Company.

NOTE 9--ACQUISITIONS

Acquisition of Specialty Pipe & Tube, Inc. ("Specialty")
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
During the second quarter of 2015, the Company finalized the purchase price allocation for the Specialty acquisition. Additional information was obtained surrounding the proper lifespan of Specialty's steel pipe. Transactions occurring after the acquisition date indicated that the inventory was undervalued. As a result, the Company changed its accounting policy for valuing inventory and the fair value of inventory increased and goodwill decreased by approximately $2,318,000. Also, as a result of this change in estimate, approximately $486,000 was recorded as income in the second quarter of 2015 to eliminate the amounts expensed subsequent to the acquisition date. This was a prospective adjustment and did not have an impact on prior periods.
Also, with oil industry demand decreasing, it became evident that Specialty's projected sales for the first year of acquisition will not result in an earn-out payment. The estimates used to value the earn-out liability at the acquisition date did not properly reflect the impact of potential oil price fluctuations that ultimately occurred. Had the facts and circumstances that occurred been properly reflected in the beginning valuation at the business combination date, the value of the earn-out would have been lower than what was recorded. Therefore, since this adjustment was identified within one year of the business combination date, the beginning earn-out liability and goodwill were reduced by $2,419,000. These adjustments caused goodwill related to the Specialty acquisition to decrease from $5,994,000 to $1,257,000.
The amount of Specialty's revenues and pre-tax earnings included in the condensed consolidated statements of operation for the three and six month periods ended July 4, 2015 was as follows:

	Three months ended	Six months ended
	Jul 4, 2015	Jul 4, 2015

Revenues	$4,385,000	$10,646,000
Pre-tax earnings	$702,000	$1,449,000

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

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

July 4, 2015

Agreement), plus a pre-defined spread, based on the Company's Total Funded Debt to EBITDA ratio (as defined in the Credit Agreement).
In conjunction with the Specialty acquisition, the Amended Credit Agreement also increased the limit of the credit facility by $15,000,000 to a maximum of $40,000,000, and extended the maturity date to November 21, 2017.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

July 4, 2015

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
The Company's results from discontinued operations are summarized below. These operating results for the three and six month periods ended June 28, 2014 do not necessarily reflect what they would have been had Bristol Fab and Ram-Fab not been classified as discontinued operations.

	Three months ended	Six months ended
	Jun 28, 2014	Jun 28, 2014

Net sales	$10,666,000	$18,711,000
Loss before income taxes	$(7,744,000)	$(8,437,000)
Benefit from income taxes	(2,361,000)	(2,581,000)
Net loss from discontinued operations	$(5,383,000)	$(5,856,000)
No assets or liabilities were held for sale at July 4, 2015 or January 3, 2015.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion of certain significant factors that affected the Company during the three and six-month periods ended July 4, 2015.
Consolidated net sales from continuing operations for the second quarter of 2015 were $50,163,000, a decrease of $2,525,000 or five percent when compared to net sales from continuing operations for the second quarter of 2014 of $52,688,000. Net sales from continuing operations for the first six months of 2015 were $101,812,000 which was down one percent or $672,000 from $102,484,000 for the same period of the prior year. For the second quarter of 2015, the Company recorded net earnings from continuing operations of $2,455,000, or $0.28 per share, a 58 percent decrease when compared to net earnings from continuing operations of $5,783,000, or $0.66 per share for the same quarter in the prior year. Net earnings from continuing operations for the first six months of 2015 amounted to $6,093,000, or $0.70 per share, which represents a decrease of 24 percent when compared to net earnings from continuing operations of $8,033,000, or $0.92 per share, for the first six months of 2014.
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

On November 21, 2014, the Company entered into a Stock Purchase Agreement with The Davidson Corporation to purchase all of the issued and outstanding stock of Specialty Pipe and Tube, Inc. ("Specialty"). The financial results for Specialty are included in the three and six month operating results of 2015 for the Company's Metals Segment.

Metals Segment
Sales from continuing operations during the second quarter of 2015 totaled $33,943,000, a decrease of $1,889,000 or five percent from $35,832,000 for the same quarter last year. Sales from continuing operations for the first six months of 2015 were $69,404,000, an increase of $211,000 from $69,193,000 for the first six months of 2014.
Storage tank sales decreased 40 percent and 29 percent for the second quarter and first six months of 2015, respectively, when compared to the same periods of the prior year. The decrease in storage tank sales for the second quarter and first six months of 2015 when compared to the same periods of 2014 resulted from a fire occurring at the storage tank facility in late April combined with a decrease in demand for their products due to lower oil prices in 2015. The Company was adequately insured for the fire and the proceeds from the first business interruption insurance payment were recorded in the other (income) and expense section of the condensed consolidated statements of operations. The facility should be 100% operational by the end of the third quarter of 2015.
Incremental sales of pipe and tube products attributable to the Company's November 21, 2014 acquisition of Specialty, accounted for sales of $4,385,000 and $10,646,000 in the three and six month sales results for 2015, respectively.
Pipe sales from continuing operations decreased twelve percent and eleven percent for the second quarter and first six months of 2015, respectively, when compared to the prior year. The pipe sales decrease for the second quarter resulted from a four percent decrease in average unit volumes and an eight percent decrease in average selling prices. In the second quarter, the Metals Segment's commodity unit volumes decreased 17 percent while non-commodity unit volumes increased 16 percent. Selling prices for commodity pipe decreased approximately one percent while selling prices for non-commodity pipe decreased approximately 21 percent. The non-commodity price decrease was largely attributable to mix differences between the periods.
The pipe sales decrease for the first six months of 2015 resulted from a two percent decrease in average unit volumes combined with a nine percent decrease in average selling prices. In the first six months of 2015, the Metals Segment's commodity unit volumes decreased five percent while non-commodity unit volumes increased three percent. Selling prices for commodity pipe increased five percent while selling prices for non-commodity pipe decreased 21 percent.
The Metals Segment's operating income from continuing operations decreased 43 percent to $2,352,000 for the second quarter of 2015 compared to $4,118,000 for the second quarter of 2014. Operating income from continuing operations for the first six months of 2014 for the Metals Segment decreased $1,691,000 or 24 percent to $5,468,000 when compared to $7,159,000 for the first six months of the prior year. Operating income from continuing operations, which decreased $1,766,000 and $1,691,000 for the second quarter and first six months of 2015, respectively, compared to the same periods of 2014, was impacted by the following factors:
a) The inclusion of the operating results of Specialty in 2015. Specialty accounted for $702,000 and $1,449,000 of operating income for the second quarter and first six months of 2015, respectively;

b) As mentioned earlier, the fire at the storage tank facility in late April, 2015 shut down the fiberglass area of the facility and $480,000 of related business interruption insurance proceeds are included in unallocated costs;
c) Continued low oil and gas prices had an unfavorable effect on sales and profits for our storage tank and carbon pipe distribution facilities; and
d) As a result of a continued drop in nickel prices during 2015 , the Company experienced inventory losses of approximately $2,322,000 and $3,117,000 for the second quarter and first six months of 2015, respectively, compared to inventory losses of approximately $60,000 and $697,000, respectively, for the same periods of 2014.
During the second quarter, the Company finalized the purchase price allocation for the Specialty acquisition. Additional information was obtained surrounding the proper lifespan of Specialty's steel pipe. Transactions occurring after the acquisition dated indicated that the inventory was undervalued. As a result, the fair value of the inventory increased and goodwill decreased by approximately $2,318,000. Also, as a result of this change in estimate, approximately $486,000 was recorded as income in the second quarter of 2015 to eliminate the amount expensed subsequent to the acquisition date. This adjustment added $0.04 to earnings per share for the second quarter and first six months of 2015. Also, with oil industry demand decreasing, it became evident that Specialty's projected sales for the first year of acquisition will not result in an earn-out payment. The estimates used to value the earn-out liability at the acquisition date did not properly reflect the impact of potential oil price fluctuations that ultimately occurred. Had the facts and circumstances that occurred been properly reflected in the beginning valuation at the business combination date, the value of the ear-out would have been lower than what was recorded. Therefore, since this adjustment was identified within one year of the business combination date, the beginning earn-out liability and goodwill were reduced by $2,419,000. These adjustments caused goodwill related to the Specialty acquisition to decrease from $5,994,000 to $1,257,000.

Specialty Chemicals Segment
Sales for the Specialty Chemicals Segment in the second quarter of 2015 were $16,220,000, which represented a $636,000 or four percent decrease from $16,856,000 for the same quarter of 2014. Sales for the first six months of 2015 were $32,408,000, a decrease of $883,000 or three percent from $33,291,000 for the same period of 2014. Pounds shipped during the second quarter and first six months of 2015 increased 16 percent and 12 percent, respectively, from the same periods of 2014 as business ramped up for the BioBased project. Overall selling prices decreased 20 percent and 15 percent in the second quarter and first six months of 2015, respectively, when compared to the same periods of 2014 due to in part to:
a) Lower selling prices per pound for oil based products. With the reduction in oil prices, the Segment's raw material costs decreased which resulted in a decrease in selling prices.
b) Our customers supply a large portion of raw materials for certain tolled products. This results in a lower average selling price per pound for their products. The increase in tolled sales where customers supplied the raw materials reduced the Segment's selling price per pound.
Operating income for the second quarters of 2015 and 2014 were $1,566,000 and $1,715,000, respectively, a decrease of nine percent. For the first six months of 2015, operating income was $3,026,000 compared to $3,357,000 for the same period of 2014, which represents a decrease of ten percent. The decrease in operating income resulted from lower sales combined with higher depreciation and waste disposal expenses. These two cost categories were $274,000 and $418,000 higher for the three and six months ended July 4, 2015, respectively, when compared to the same periods of the prior year.

Other Items
Consolidated selling, general and administrative expenses from continuing operations increased $1,329,000 or 30 percent to $5,745,000, eleven percent of sales, from $4,415,000, eight percent of sales, for the second quarter of 2015 compared to 2014. This cost category was $11,134,000, eleven percent of sales, for the first six months of 2015, an increase of $2,639,000 or 31 percent from $8,495,000, eight percent of sales, for the same period of the prior year. Approximately $1,115,000 and $2,260,000 of the increases arose from including Specialty's selling, general and administrative expenses in the three and six-month periods ended July 4, 2015, respectively, with no comparable costs for 2014. The remainder of the increases for both periods resulted from higher professional fees (up $177,000 for the quarter and $295,000 for the first six months), salaries and wages (up $207,000 for the quarter and $395,000 for the first six months) and travel (up $127,000 for the quarter and $124,000 for the first six months). These increases were partially offset by lower incentive based bonuses (down $287,000 for the quarter and $415,000 for the first six months).
Acquisition costs during the first six months of 2015 represents professional fees associated with the Specialty acquisition.
Interest expense for the second quarter of 2015 was $297,000 compared to $262,000 for the second quarter of 2014. For the first six months, interest expense increased to $657,000 for 2015 compared to $528,000 for 2014. The increase resulted from the additional borrowings associated with the Specialty acquisition. On November 21, 2014, the Company amended its credit agreement to add a $10,000,000, five-year, variable rate term loan with equal monthly principal payments over the life of the loan. The Company's current credit facility was increased by $15,000,000 to a maximum of $40,000,000 and the maturity date extended to November 21, 2017.
Also, the change in the fair value of the interest rate swap contracts decreased unallocated expenses for the second quarter of 2015 by $183,000 and increased unallocated expenses by $176,000 for the second quarter of 2014. For the first six months of 2015, unallocated expenses decreased by $14,000 for the change in the fair value of the interest rate swap contracts while increasing unallocated expenses by $295,000 for the first six months of 2014.
At the end of the Company's fiscal 2014, even with the talk about lower oil prices, the industry primarily served by Palmer's products, management believed that the third year minimum earn-out was likely to be incurred. During March 2015, however, lower oil prices affected the demand for Palmer's storage tank and separator products and it was evident from reviewing March and April financial results that the third year operating results for Palmer would not meet the minimum earn-out levels. As a result, during the first quarter of 2015, the Company recorded a favorable adjustment at the parent company level of $2,483,000 to eliminate the remaining earn-out liability. During the second quarter of 2014, management reviewed the reserves for the Palmer acquisition's second and third year earn-out payments and recorded a favorable adjustment at the parent company level of $3,476,000 to reduce the earn-out liability to the present value of its current estimate.
During the second quarter 2015, the Company received a business interruption insurance payment for the lost margin associated with the storage tank facility fire. The Company believes that this is a conservative estimate of amounts due to the Company. A favorable adjustment was recorded at the parent company level of $480,000.
Other income represents life insurance proceeds received in excess of cash surrender value for a former officer of the Company.
The Company recorded an effective tax rate of 26 percent for the six month period ended July 4, 2015 as the Company experienced non-taxable gains associated with an earn-out adjustment made during the first quarter of 2015 combined with life insurance proceeds received in excess of cash surrender value for a former officer of the Company. The effective tax rate for the first six months of the prior year was 28 percent. A non-taxable earn-out adjustment was also made in the prior year. The higher rate in the prior year resulted from the Company using a 35% Federal Income Tax rate for 2014 based upon projected 2014 taxable income from continuing operations. A 34% rate was used in 2015.
The Company's cash balance increased $204,000 during 2015 from $27,000 at the end of 2014 to $231,000 as of July 4, 2015.
a) Net accounts receivable decreased $3,464,000 at July 4, 2015 when compared to the prior year end, which resulted from the collection of a large receivable from a Ram-Fab customer of approximately $1,408,000 combined with eight percent lower sales in the last two months of the second quarter 2015 compared to the last two months of the fourth quarter 2014;
b) Net inventories increased $2,577,000 as of July 4, 2015 compared to the end of 2014 mainly due to the inventory adjustment for Specialty of approximately $2,318,000 as noted in the Metals Segment above;
c) Accounts payable decreased $9,391,000 as of July 4, 2015 from the prior year end due to a large purchase of stainless steel in December 2014 to obtain favorable pricing and to support 2015 production demands. Steel purchases for BRISMET for May and June of 2015 were approximately $8,645,000 lower than November and December 2014 purchases; and
d) Capital expenditures for the first six months of 2015 were $2,796,000, of which $1,549,000 was for the tolled chemical capacity expansion.
These items contributed to the Company having approximately $33,902,000 of fixed-rate bank debt outstanding as of July 4, 2015. Covenants under the various debt agreements include maintaining a certain Funded Debt to EBITDA ratio, a minimum tangible net worth and total liabilities to tangible net worth ratio. The Company is also limited to a maximum amount of capital expenditures per year, which is in line with the Company's current projected needs. The Company is in compliance with all debt covenants at July 4, 2015.
Outlook
The two main factors that affect the Company's outlook for the remainder of 2015 are low nickel and oil prices.
Nickel prices, which result in stainless steel surcharges, have fallen consistently during 2015 with nickel decreasing 13 percent during the first quarter of 2015 and seven percent during the second quarter of 2015. Our inventory gains and losses are determined by a number of factors including sales mix and the holding period of particular products. As a consequence, there may not be a direct correlation between the direction of stainless steel surcharges and inventory profits or losses at a particular point in time. Our experience has been that over the course of a business cycle, this volatility has tended towards zero. Nickel prices are currently extremely low and it is management's opinion that they should be near the bottom of the cycle. If this prolonged drop in nickel prices turns in the second half of 2015, we will see a favorable effect on sales and profitability of our pipe manufacturing business.
Lower oil prices affect the demand for products from our storage tank and a portion of our carbon pipe distribution facilities. Should oil prices remain at or continue to fall below their current levels, sales for storage tanks and carbon pipe will be negatively affected in the remainder of 2015. New product lines in our storage tank and carbon pipe distribution operation may help to mitigate any declining sales in existing product lines.
The Metals Segment's business continues to be highly dependent on its customers' capital expenditures. Product inquiries have been slow, but are improving, with June's inquiries being stronger than what was experienced in the past six months. The applications where we see activity include natural gas, chemical and mining.
The storage tank backlog was $9,646,000 at July 4, 2015, $12,229,000 at January 3, 2015 and $11,843,000 at June 28, 2014.
The Specialty Chemicals Segment's sales should show improvement into the third and fourth quarters of 2015 when compared to the prior year as new business opportunities are being actively pursued. Multiple pending, large volume projects could have a major impact during the third and fourth quarters.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
This earnings release includes and incorporates by reference "forward-looking statements" within the meaning of the federal securities laws. All statements that are not historical facts are "forward-looking statements." The words "estimate," "project," "intend," "expect," "believe," "should," "anticipate," "hope," "optimistic," "plan," "outlook," "should," "could," "may" and similar expressions identify forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions; the impact of competitive products and pricing; product demand and acceptance risks; raw material and other increased costs; raw materials availability; employee relations; ability to maintain workforce by hiring trained employees; labor efficiencies; customer delays or difficulties in the production of products; new fracking regulations; a prolonged decrease in oil and nickel prices; unforeseen delays in completing the integrations of acquisitions; risks associated with mergers, acquisitions, dispositions and other expansion activities; financial stability of our customers; environmental issues; unavailability of debt financing on acceptable terms and exposure to increased market interest rate risk; inability to comply with covenants and ratios required by our debt financing arrangements; ability to weather an economic downturn; loss of consumer or investor confidence and other risks detailed from time-to-time in the Company's Securities and Exchange Commission filings. The Company assumes no obligation to update the information included in this release.

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

Item 4. Controls and Procedures
Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company's Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that the design deficiencies contributing to the material weakness for business combinations present as of January 3, 2015 have been remediated; however, as there were no business combinations during the first six months ended July 4, 2015, the operating effectiveness of such controls could not be tested and concluded to be effective as of July 4, 2015.

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

In response to the identified material weakness, management, with oversight from the Company's Audit Committee, has dedicated significant resources, including retaining third party consultants, to enhance the Company's internal control over financial reporting and remediate the identified material weakness. Even with this defined plan in place, the Company did not complete an acquisition during the first six months of 2015. Therefore, the remediation plan has not been tested.

Accounting for Business Combinations

The remediation plan that has been implemented includes the engagement of a third-party accounting firm to assist in the preparation or review of all acquisition accounting documents and to involve an external valuation expert earlier in the acquisition process to identify and determine a preliminary value for expected intangible assets prior to closing on an acquisition. Also, the Company hired additional accounting resources during the second quarter, 2015.

Changes in Internal Control over Financial Reporting

Other than actions taken to remedy the material weakness described above, the Company's management, including the CEO, CFO and CAO, identified no change in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's control over financial reporting.

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

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
31.3	Rule 13a-14(a)/15d-14(a) Certification of the Chief Accounting Officer
32	Certifications Pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNALLOY CORPORATION
(Registrant)

Date: August 11, 2015	By:	/s/ Craig C. Bram
Craig C. Bram
President and Chief Executive Officer
(principal executive officer)

Date: August 11, 2015	By:	/s/ Dennis M. Loughran
Dennis M. Loughran
Senior Vice President and Chief Financial Officer
(principal financial officer)

Date: August 11, 2015	By:	/s/ Richard D. Sieradzki
Richard D. Sieradzki
Vice President and Chief Accounting Officer
(principal accounting officer)