Form 10-Q
period 2015-10-03
SYNALLOY CORP
filed 2015-11-12
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended October 3, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
The number of shares outstanding of the registrant's common stock as of November 6, 2015 was 8,718,554.

Synalloy Corporation
Index

PART I	FINANCIAL INFORMATION
	Item 1.	Financial Statements
Condensed consolidated balance sheets - October 3, 2015 and January 3, 2015
Condensed consolidated statements of operations - Three and nine month periods ended October 3, 2015 and September 27, 2014
Condensed consolidated statements of cash flows - Nine months ended October 3, 2015 and September 27, 2014
Notes to condensed consolidated financial statements
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
	Item 4.	Controls and Procedures

Part II	OTHER INFORMATION
	Item 1.	Legal Proceedings
	Item 1A.	Risk Factors
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	Item 3.	Defaults Upon Senior Securities
	Item 4.	Mine Safety Disclosures
	Item 5.	Other Information
	Item 6.	Exhibits
Signatures and Certifications

PART I
Item 1. FINANCIAL STATEMENTS
Synalloy Corporation
Condensed Consolidated Balance Sheets

	Oct 3, 2015	Jan 3, 2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$209,430	$26,623
Accounts receivable, less allowance for doubtful accounts
of $206,042 and $1,114,814, respectively	21,987,894	29,229,927
Inventories, net	67,963,222	67,674,670
Deferred income taxes	2,689,655	2,921,654
Prepaid expenses and other current assets	5,178,995	5,460,344
Total current assets	98,029,196	105,313,218

Cash value of life insurance	1,524,360	2,046,512
Property, plant and equipment, net of accumulated
depreciation of $49,379,609 and $46,036,102, respectively	43,348,323	39,937,466
Goodwill	18,512,979	23,250,201
Intangible asset, net of accumulated amortization
of $5,147,250 and $3,455,475, respectively	15,309,750	17,001,525
Deferred charges, net and other non-current assets	443,238	300,308
Total assets	$177,167,846	$187,849,230

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$11,072,264	$21,388,298
Accrued expenses	8,339,199	14,684,686
Current portion of long-term debt	4,533,908	4,533,908
Other current liabilities	159,058	126,000
Total current liabilities	24,104,429	40,732,892

Long-term debt	27,758,896	27,255,442
Long-term contingent consideration	—	2,596,516
Deferred income taxes	7,323,486	6,438,146
Long-term pension liability from the closure of Bristol Fab	—	713,181
Other long-term liabilities	661,000	659,500

Shareholders' equity
Common stock, par value $1 per share - authorized 12,000,000 shares; issued 10,300,000 shares	10,300,000	10,300,000
Capital in excess of par value	34,455,003	34,054,374
Retained earnings	86,615,537	79,167,323
	131,370,540	123,521,697
Less cost of common stock in treasury: 1,587,662 and 1,589,698 shares, respectively	14,050,505	14,068,144
Total shareholders' equity	117,320,035	109,453,553
Commitments and contingencies – See Note 11
Total liabilities and shareholders' equity	$177,167,846	$187,849,230

Note: The condensed consolidated balance sheet at January 3, 2015 has been derived from the audited consolidated financial statements at that date.

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	Oct 3, 2015	Sep 27, 2014	Oct 3, 2015	Sep 27, 2014
Net sales	$38,083,284	$48,451,944	$139,894,977	$150,935,909

Cost of sales	33,546,114	40,131,353	118,000,119	125,565,826

Gross profit	4,537,170	8,320,591	21,894,858	25,370,083

Selling, general and administrative expense	5,242,055	3,613,857	16,375,583	12,108,703
Acquisition related costs	9,154	210	454,200	(2,936)
Business interruption insurance proceeds	(576,658)	—	(1,056,775)	—
Operating (loss) income	(137,381)	4,706,524	6,121,850	13,264,316
Other (income) and expense
Interest expense	320,415	261,168	977,063	788,854
Change in fair value of interest rate swap	247,152	(102,972)	233,235	191,527
Specialty and Palmer earn-out adjustments	(2,414,115)	—	(4,897,448)	(3,476,197)
Other, net	(23)	(150)	(137,214)	(6,796)

Income from continuing operations before income taxes	1,709,190	4,548,478	9,946,214	15,766,928
Provision for income taxes	354,000	1,371,000	2,498,000	4,557,000

Net income from continuing operations	1,355,190	3,177,478	7,448,214	11,209,928

Loss from discontinued operations, net of tax	—	(1,898,988)	—	(7,754,872)

Net income	$1,355,190	$1,278,490	$7,448,214	$3,455,056

Net income per common share from continuing operations:
Basic	$0.16	$0.36	$0.85	$1.29
Diluted	$0.16	$0.36	$0.85	$1.29

Net loss per common share from discontinued operations:
Basic	$—	$(0.22)	$—	$(0.89)
Diluted	$—	$(0.22)	$—	$(0.89)

Net income per common share:
Basic	$0.16	$0.14	$0.85	$0.40
Diluted	$0.16	$0.14	$0.85	$0.40

Weighted average shares outstanding:
Basic	8,721,833	8,707,063	8,719,612	8,699,428
Dilutive effect from stock options and grants	—	38,776	6,559	15,782
Diluted	8,721,833	8,745,839	8,726,171	8,715,210

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	Oct 3, 2015	Sep 27, 2014
Operating activities
Net income	$7,448,214	$3,455,056
Loss from discontinued operations, net of tax	—	7,754,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,514,073	2,816,742
Amortization expense	1,771,265	1,027,105
Deferred income taxes	1,117,339	(631,624)
Earn-out adjustments	(4,897,448)	(3,476,197)
(Reduction of) provision for losses on accounts receivable	(99,333)	593,042
Provision for losses on inventory	1,632,000	3,828,122
Gain on sale of property, plant and equipment	(10,000)	(8,000)
Cash value of life insurance	64,000	(72,000)
Change in fair value of interest rate swap	233,235	191,527
Environmental reserves	33,058	26,496
Issuance of treasury stock for director fees	118,762	110,501
Employee stock option and grant compensation	403,418	252,488
Changes in operating assets and liabilities:
Accounts receivable	7,341,366	(294,896)
Inventories	397,635	(476,615)
Other assets and liabilities, net	(881,765)	305,948
Accounts payable	(10,316,034)	2,656,999
Accrued expenses	(1,987,528)	4,036,683
Accrued income taxes	739,590	(469,849)
Net cash provided by continuing operating activities	6,621,847	21,626,400
Net cash (used in) provided by discontinued operating activities	(633,880)	189,471
Net cash provided by operating activities	5,987,967	21,815,871
Investing activities
Purchases of property, plant and equipment	(7,439,218)	(4,562,734)
Proceeds from sale of property, plant and equipment	12,000	8,000
Proceeds from casualty insurance	512,287	—
Proceeds from life insurance	720,518	—
Net cash used in investing activities of continuing operations	(6,194,413)	(4,554,734)
Net cash provided by discontinued investing activities	—	3,586,044
Net cash used in investing activities	(6,194,413)	(968,690)
Financing activities
Net borrowings from line of credit	4,070,548	—
Payments on long-term debt	(3,567,094)	(1,900,428)
Proceeds from exercised stock options	8,302	27,026
Purchases of treasury stock	(122,503)	—
Net cash provided by (used in) financing activities	389,253	(1,873,402)
Increase in cash and cash equivalents	182,807	18,973,779
Cash and cash equivalents at beginning of period	26,623	1,773,743
Cash and cash equivalents at end of period	$209,430	$20,747,522

Supplemental disclosure
Cash paid during the year for:
Interest	$938,855	$719,287
Income taxes	$2,197,809	$2,112,877

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

October 3, 2015

Unless indicated otherwise, the terms "Company," "we," "us," and "our" refer to Synalloy Corporation and its consolidated subsidiaries.

NOTE 1--BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included as required by Regulation S-X, Rule 10-01. Operating results for the three and nine-month periods ended October 3, 2015, are not necessarily indicative of the results that may be expected for the year ending January 2, 2016. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended January 3, 2015.
On August 29, 2014 the Company completed the sale of all of the issued and outstanding membership interests of its wholly owned subsidiary, Ram-Fab, LLC ("Ram-Fab"), to a subsidiary of Primoris Services Corporation. On June 27, 2014, the Company completed the planned closure of the Bristol Fabrication unit of Synalloy Fabrication, LLC ("Bristol Fab"). See Note 12, Discontinued Operations, for further information regarding the sale of Ram-Fab and the closure of Bristol Fab. The Company's financial results for its sold Ram-Fab and closed Bristol Fab businesses have been presented as discontinued operations for the prior year periods presented in the accompanying condensed consolidated financial statements included in this Form 10-Q.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation in the accompanying condensed consolidated financial statements. These reclassifications had no material effect on previously reported results of operations or shareholders' equity.

NOTE 2--RECENTLY ADOPTED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)", which changes the criteria for recognizing revenue. The standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard requires a five-step process for recognizing revenue including identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract, and recognizing revenue when (or as) the entity satisfies a performance obligation. Two transition methods are available for implementing the requirements of ASU 2014-09: retrospectively for each prior reporting period presented or retrospectively with the cumulative effect of initial application recognized at the date of initial application. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contract with Customers (Topic 606)," which defers the required implementation date of ASU 2014-09 for public business entities from annual reporting periods beginning after December 15, 2016, to annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact that ASU 2014-09 will have on its consolidated financial statements and has not determined which transition method will be used.
In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis", which modifies the consolidation model for reporting organizations under both the variable interest model and the voting interest model. The ASU is generally expected to reduce the number of situations where consolidation is required; however, in certain circumstances, the ASU may result in companies consolidating entities previously unconsolidated. The ASU will require all legal entities to re-evaluate previous consolidation conclusions under the revised model and is effective for periods beginning after December 15, 2015. The Company did not elect to early adopt the provisions of this ASU and does not believe its implementation will have any effect on the Company's consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," which changes the presentation of debt issuance costs. This ASU requires debt issuance costs related to

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

October 3, 2015

a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Currently, capitalized debt issuance costs are presented as an asset on the consolidated balance sheet. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015. The Company did not elect to early adopt the provisions of this ASU and does not believe its implementation will have a material effect on the Company's consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," which reduces the cost and complexity of accounting for inventory. This ASU requires an entity measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. ASU 2015-11 is effective for fiscal periods beginning after December 15, 2016. The Company did not elect to early adopt the provisions of this ASU and is currently evaluating the impact that ASU 2015-11 will have on its consolidated financial statements.
In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Measurement-Period Adjustments," which requires an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU requires the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts calculated as if the accounting had been completed at the acquisition date. The amendments in this ASU also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015 and the Company does not believe the implementation of this ASU will have a material effect on the Company's consolidated financial statements.

NOTE 3--INVENTORIES, NET
Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventories, net, are as follows:

	Oct 3, 2015	Jan 3, 2015
Raw materials	$38,697,581	$38,405,587
Work-in-process	6,241,670	7,128,602
Finished goods	23,023,971	22,140,481
	$67,963,222	$67,674,670

NOTE 4--STOCK OPTIONS AND RESTRICTED STOCK

During the first nine months of 2015, stock options for 666 shares of common stock were exercised by officers and employees for an aggregate exercise price of $8,302. Stock compensation expense for the three and nine-month periods ended October 3, 2015 was approximately $130,000 and $403,000, respectively, while stock compensation expense for the three and nine-month periods ended September 27, 2014 was approximately $88,000 and $252,000, respectively.
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

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

October 3, 2015

not vested will be forfeited upon termination of employment. The Company may terminate any portion of the grant that has not vested upon an employee's failure to comply with all conditions of the award or the 2011 Plan.
On May 12, 2015, the Company issued to its non-employee directors an aggregate of 8,216 shares of its common stock in lieu of a total of approximately $119,000 of their annual cash retainer fees. The directors were given the option of receiving shares of common stock for all or any part of their annual retainer fee.

NOTE 5--INCOME TAXES
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal examinations for years before 2014 or state income tax examinations for years before 2011. The Company completed its 2012 and 2013 federal income tax return examination by the Internal Revenue Service during the second quarter of 2015.
The effective tax rates of 21 percent and 25 percent for the three and nine-month periods ended October 3, 2015, respectively, was lower than the statutory rate of 34 percent primarily due to non-taxable gains associated with an earn-out adjustment made during 2015 combined with life insurance proceeds received in excess of cash surrender value for a former officer of the Company and the benefits of the domestic production activities reduction. The effective tax rates of 30 percent and 29 percent for the three and nine-month periods ended September 27, 2014, respectively, was lower than the 34 percent statutory rate primarily due to a non-taxable earn-out adjustment made in 2014.
As of January 3, 2015, the Company had recorded $1,504,000 of unrecognized tax benefits. A portion of this reserve was reversed during the second quarter of 2015, as the Company settled its examination with the Internal Revenue Service. The remaining unrecognized tax benefit liability was reversed during the third quarter of 2015 as the Company filed its US Federal income tax return, which included filings for method of accounting changes related to these unrecognized tax benefit items. The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in the provision for income tax.

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

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

October 3, 2015

NOTE 7--SEGMENT INFORMATION
The operating results of the former Bristol Fab and Ram-Fab units have been classified as discontinued operations and are not included in the operating results presented below. See Note 12, Discontinued Operations, for further information regarding the closure and sale of the related divisions. The following table summarizes certain information regarding segments of the Company's continuing operations:

	Three Months Ended		Nine Months Ended
	Oct 3, 2015	Sep 27, 2014	Oct 3, 2015	Sep 27, 2014
Net sales
Metals Segment	$23,084,000	$32,899,000	$92,488,000	$102,091,000
Specialty Chemicals Segment	14,999,000	15,553,000	47,407,000	48,845,000
	$38,083,000	$48,452,000	$139,895,000	$150,936,000
Operating (loss) income
Metals Segment	$(548,000)	$3,840,000	$5,400,000	$11,000,000
Specialty Chemicals Segment	1,598,000	1,416,000	4,624,000	4,772,000
	1,050,000	5,256,000	10,024,000	15,772,000
Unallocated expenses
Corporate	1,179,000	549,000	3,448,000	2,510,000
Acquisition related costs	9,000	—	454,000	(3,000)
Interest expense	320,000	261,000	977,000	789,000
Change in fair value of interest rate swap	247,000	(103,000)	233,000	192,000
Palmer & Specialty earn-out adjustments	(2,414,000)	—	(4,897,000)	(3,476,000)
Other income	—	—	(137,000)	(7,000)
Income from continuing operations
before income taxes	$1,709,000	$4,549,000	$9,946,000	$15,767,000

	Oct 3, 2015	Jan 3, 2015
Identifiable assets
Metals Segment	$135,196,000	$145,558,000
Specialty Chemicals Segment	33,792,000	32,504,000
Corporate	8,180,000	9,787,000
	$177,168,000	$187,849,000

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

October 3, 2015

Level 3 - Unobservable inputs that are supported by little or no market activity for assets or liabilities and includes certain pricing models, discounted cash flow methodologies and similar techniques.
Estimates of fair value using levels 2 and 3 may require judgments as to the timing and amount of cash flows, discount rates, and other factors requiring significant judgment, and the outcomes may vary widely depending on the selection of these assumptions. The Company's most significant fair value estimates as of October 3, 2015 and January 3, 2015 related to the Specialty Pipe & Tube, Inc. ("Specialty") acquisition, as described further in Note 9, the contingent consideration for Specialty and Palmer of Texas Tanks, Inc. ("Palmer"), testing goodwill for impairment, the interest rate swap and disclosures of the fair values of financial instruments.
As of October 3, 2015 and January 3, 2015, the carrying amounts for cash and cash equivalents, cash value of life insurance, accounts receivable, accounts payable and borrowings under the Company's bank debt, which are based on variable interest rates, approximate their fair value.
The Company has two Level 2 financial assets and liabilities. These are classified as Level 2 as they are not actively traded and are valued using pricing models that use observable market inputs.
The fair value of the interest rate swap contract entered into on August 21, 2012 was a liability of $185,000 and an asset of $11,000 at October 3, 2015 and January 3, 2015, respectively. The interest rate swap was priced using discounted cash flow techniques which are corroborated by using non-binding market prices. Changes in its fair value were recorded in long-term assets or liabilities, as appropriate, with corresponding offsetting entries to other income (expense). Significant inputs to the discounted cash flow model include projected future cash flows based on projected one-month LIBOR and the average margin for companies with similar credit ratings and similar maturities. The fair value of this interest rate swap contract approximates its carrying value.
The fair value of the interest rate swap contract entered into on September 3, 2013 was a liability of $253,000 and $215,000 at October 3, 2015 and January 3, 2015, respectively. The interest rate swap was priced using discounted cash flow techniques which are corroborated by using non-binding market prices. Changes in its fair value were recorded in long-term assets or liabilities, as appropriate, with corresponding offsetting entries to other income (expense). Significant inputs to the discounted cash flow model include projected future cash flows based on projected one-month LIBOR and the average margin for companies with similar credit ratings and similar maturities. The fair value of this interest rate swap contract approximates its carrying value.
The fair value of contingent consideration liabilities ("earn-out") are classified as Level 3. The fair value of the remaining earn-out liability to the former shareholders of Palmer was reduced to zero at April 4, 2015. Accordingly, the Company adjusted the earn-out liability and recognized a gain of approximately $2,483,000 during the first quarter of 2015.
During the second quarter 2015, the Company adjusted the earn-out liability to the former owner of Specialty by approximately $2,419,000. All information obtained as of the acquisition date indicated the projected first year sales of $28,800,000, which was used for the earn-out liability calculation, was obtainable and reasonable. However, the purchase price accounting was preliminary due to a significant estimate that was under continual evaluation related to the variability in the forecasted results because of the heavy dependence on the energy sector by Specialty's Houston location. As a result of continued evaluation by the Company, the estimate was revised and goodwill was adjusted according to the final estimate.
During the third quarter 2015, the Company completed its revenue projections during its 2016 planning processes. As a result, the Company determined the fair value of contingent consideration liability was zero and reduced the remaining earn-out liability by recognizing a gain of approximately $2,414,000 during the third quarter 2015.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

October 3, 2015

The following table presents a summary of changes in fair value of the Company's Level 3 liabilities measured on a recurring basis for the nine-month period ended October 3, 2015:

Level 3 Liabilities
Balance at January 3, 2015	$7,256,387
Interest expense charged during 2015	60,096
Reduction due to the finalization of Specialty's beginning balance sheet	(2,419,035)
Change in fair value of Specialty's contingent consideration liability	(2,414,115)
Change in fair value of Palmer's contingent consideration liability	(2,483,333)
Balance at October 3, 2015	$—
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 in the nine-month period ended October 3, 2015 or year ended January 3, 2015. During the first nine months of 2015, there have been no changes in the fair value methodologies used by the Company.

NOTE 9--ACQUISITIONS

Acquisition of Specialty
On November 21, 2014, the Company entered into a stock purchase agreement with The Davidson Corporation ("Davidson") to purchase all of the issued and outstanding stock of Specialty. Specialty is a master distributor of seamless carbon pipe and tube, with a focus on heavy wall, large diameter products. The Company viewed the Specialty acquisition as an excellent complement to the product offerings of the Metals Segment with similar end markets and consistent profit margins. Specialty's results of operations since the acquisition date are reflected in the Company's condensed consolidated statements of operations.
During the second quarter of 2015, the Company finalized the purchase price allocation for the Specialty acquisition. Additional information was obtained surrounding the proper lifespan of Specialty's steel pipe. As a result, the Company changed its estimate for valuing inventory and the fair value of inventory increased and goodwill decreased by approximately $2,318,000
Also in the second quarter, as described in Note 8, the opening balance for the earn-out liability and goodwill were adjusted by $2,419,000. These adjustments caused goodwill related to the Specialty acquisition to decrease from $5,994,000 to $1,257,000. During the third quarter 2015 and as a result of continued low oil prices, the Company determined the fair value of contingent consideration was zero and reduced the remaining earn-out liability by recognizing a gain of approximately $2,414,000.
The unaudited pro-forma financial information is for information purposes only and is not necessarily indicative of what the results would have been had the acquisition been completed on December 29, 2013:

	Three months ended	Nine months ended
	Sep 27, 2014	Sep 27, 2014
Pro-forma revenues from continuing operations	$56,683,000	$175,221,000
Pro-forma net income from continuing operations	4,320,000	14,077,000

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

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

October 3, 2015

In conjunction with the Specialty acquisition, the Amended Credit Agreement also increased the limit of the revolving line of credit by $15,000,000 to a maximum of $40,000,000, and extended the maturity date to November 21, 2017.

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

NOTE 12--DISCONTINUED OPERATIONS
On June 27, 2014, the Company completed the planned closure of Bristol Fab, and on August 29, 2014, the Company completed the sale of all of the issued and outstanding membership interests of Ram-Fab to a subsidiary of Primoris Services Corporation. All non-recurring costs associated with these dispositions have been included as discontinued operations in the consolidated financial statements.
The Company's results from discontinued operations are summarized below. These operating results for the three and nine month periods ended September 27, 2014 do not necessarily reflect what they would have been had Bristol Fab and Ram-Fab not been classified as discontinued operations.

	Three months ended	Nine months ended
	Sep 27, 2014	Sep 27, 2014

Net sales	$3,252,000	$21,963,000
Loss before income taxes	$(2,862,000)	$(11,299,000)
Benefit from income taxes	(963,000)	(3,544,000)
Net loss from discontinued operations	$(1,899,000)	$(7,755,000)
No assets or liabilities were held for sale at October 3, 2015 or January 3, 2015.

NOTE 13--BUSINESS INTERRUPTION INSURANCE
On April 30, 2015, the Company's fiberglass tank fabrication facility at the Palmer complex in Andrews, Texas suffered fire damage including minor structural damage as well as damage to the electrical system and overhead cranes. The Company has completed repairs to the facility and the losses are fully insured including business interruption coverage. Total business interruption insurance recoveries recognized during the three and nine-month periods ended October 3, 2015 were approximately $577,000 and $1,057,000, respectively, and are shown separately in operating income on the accompanying condensed consolidated statements of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion of certain significant factors that affected the Company during the three and nine-month periods ended October 3, 2015.
Consolidated net sales from continuing operations for the third quarter of 2015 were $38,083,000, a decrease of $10,369,000 or 21 percent when compared to net sales from continuing operations for the third quarter of 2014 of $48,452,000. Net sales from continuing operations for the first nine months of 2015 were $139,895,000 which was down seven percent or $11,041,000 from $150,936,000 for the same period of the prior year. For the third quarter of 2015, the Company recorded net earnings from continuing operations of $1,355,000, or $0.16 per share, a 57 percent decrease when compared to net earnings from continuing operations of $3,178,000 or $0.36 per share for the same quarter in the prior year. Net earnings from continuing operations for the first nine months of 2015 amounted to $7,448,000, or $0.85 per share, which represents a decrease of 34 percent when compared to net earnings from continuing operations of $11,210,000 or $1.29 per share, for the first nine months of 2014.
On June 27, 2014, the Company completed the planned closure of Bristol Fab and on August 29, 2014, the Company completed the sale of all of the issued and outstanding membership interests of Ram-Fab to a subsidiary of Primoris Services Corporation. All non-recurring costs associated with these dispositions have been included as discontinued operations in the 2014 financial statements.

On November 21, 2014, the Company entered into a Stock Purchase Agreement with The Davidson Corporation to purchase all of the issued and outstanding stock of Specialty. The financial results for Specialty are included in the three and nine month operating results of 2015 for the Company's Metals Segment.

Metals Segment
Sales from continuing operations during the third quarter of 2015 totaled $23,084,000, a decrease of $9,815,000 or 30 percent from $32,899,000 for the same quarter last year. Sales from continuing operations for the first nine months of 2015 were $92,488,000, a decrease of $9,603,000 or nine percent from $102,091,000 for the first nine months of 2014.
Storage tank sales decreased 45 percent and 34 percent for the third quarter and first nine months of 2015, respectively, when compared to the same periods of the prior year. The decrease in storage tank sales for the third quarter and first nine months of 2015 when compared to the same periods of 2014 resulted from a fire occurring at the storage tank facility in late April combined with a decrease in demand for products due to lower oil prices in 2015. The Company was adequately insured for the fire and the proceeds from business interruption insurance payments for May through September were recorded in the operating income section of the condensed consolidated statements of operations. The facility was 100% operational by the end of the third quarter of 2015 and is currently rebuilding its inventory of fiberglass tanks to an acceptable level.
Incremental sales of carbon steel pipe and tube products attributable to the Company's November 21, 2014 acquisition of Specialty, accounted for net sales of $4,090,000 and $14,736,000 in the three and nine month sales results for 2015, respectively.
Stainless steel pipe sales from continuing operations decreased 41 percent and 21 percent for the third quarter and first nine months of 2015, respectively, when compared to the prior year. The pipe sales decrease for the third quarter resulted from a 28 percent decrease in average unit volumes and a 19 percent decrease in average selling prices. In the third quarter, the Metals Segment's commodity unit volumes decreased approximately 33 percent while non-commodity unit volumes decreased approximately 14 percent. Selling prices for commodity pipe decreased approximately 14 percent while selling prices for non-commodity pipe decreased approximately 31 percent. The non-commodity price decrease was largely attributable to mix differences between the periods.
The pipe sales decrease for the first nine months of 2015 resulted from an approximate ten percent decrease in average unit volumes combined with an approximate twelve percent decrease in average selling prices. In the first nine months of 2015, the Metals Segment's commodity unit volumes decreased approximately 15 percent while non-commodity unit volumes decreased approximately one percent. Selling prices for commodity pipe increased approximately two percent while selling prices for non-commodity pipe decreased approximately 22 percent.
The sales decrease resulted from low nickel prices in 2015. Decreasing nickel surcharges reduced the price per pound of stainless steel pipe along with delaying re-stocking purchases from the distributors. Also, imports of stainless steel pressure pipe from India have increased at prices well below market prices in the United States. These unfairly traded imports have hurt the domestic industry's sales volumes, pricing and profits. On September 30, 2015, the Company joined three other stainless steel pipe manufacturers and petitioned the Department of Commerce ("DOC") and the U.S. International Trade Commission ("ITC") to apply antidumping and countervailing duties to imports of welded stainless pressure pipe from India. Even though the company has been successful in past unfair trade proceedings, this case is pending and there is no assurance that this actions will result in a favorable outcome to the petitioners. The ITC must make a preliminary injury ruling within 45 days of the filing and the DOC will likely issue preliminary duty rulings in early 2016 with final rulings by both agencies due by late 2016.
The Metals Segment incurred an operating loss from continuing operations of $548,000 for the third quarter of 2015 compared to operating income from continuing operations of $3,840,000 for the third quarter of 2014. Operating income from continuing operations for the first nine months of 2015 for the Metals Segment decreased $5,600,000 or 51 percent to $5,400,000 when compared to $11,000,000 for the first nine months of the prior year. Operating income from continuing operations was impacted by the following factors:
a) The inclusion of the operating results of Specialty in 2015. Specialty accounted for $252,000 and $1,701,000 of operating income for the third quarter and first nine months of 2015, respectively;
b) As mentioned earlier, the fire at the storage tank facility in late April, 2015 closed the fiberglass area of the facility causing financial losses for which offsetting business interruption insurance proceeds of $577,000 and $1,057,000, for the third quarter and nine months of 2015, respectively, are included in operating income;
c) Continued low oil and gas prices had an unfavorable effect on sales and profits for our storage tank and carbon pipe distribution facilities;
d) The dumping of welded stainless pressure pipe from India resulted not only in lower sales but also margin compression during 2015; and
e) As a result of a continued drop in nickel prices during 2015, the Company experienced inventory losses of approximately $2,213,000 and $5,716,000 for the third quarter and first nine months of 2015, respectively, which are included in unallocated costs, compared to inventory gains of approximately $808,000 and $121,000, respectively, for the same periods of 2014. There are two distinct components of the inventory loss. First, a lower of cost or market inventory reserve is recorded for those products with actual manufacturing cost exceeding the subsequent month's selling price based upon known future surcharge amounts. The second component captures the effect of nickel price fluctuations on our profitability by comparing the material cost per pound of stainless steel products sold during the month with the cost of stainless steel purchased during the same month.
During the second quarter, the Company finalized the purchase price allocation for the Specialty acquisition. Additional information was obtained surrounding the proper lifespan of Specialty's steel pipe. As a result, the fair value of the inventory increased and goodwill decreased by approximately $2,318,000.
During the second quarter 2015, the Company adjusted the earn-out liability to the former owner of Specialty by approximately $2,419,000. All information obtained as of the acquisition date indicated the projected first year sales of $28,800,000, which was used for the earn-out liability calculation, was obtainable and reasonable. However, the purchase price accounting was preliminary due to a significant estimate that was under continual evaluation related to the variability in the forecasted results because of the heavy dependence on the energy sector by Specialty's Houston location. As a result of continued evaluation by the Company, the estimate was revised and goodwill was adjusted according to the final estimate. These adjustments caused goodwill related to the Specialty acquisition to decrease from $5,994,000 to $1,257,000.
During the third quarter 2015, continued lower oil prices reduced the demand for Specialty's products in the energy sector, especially in the Houston market, and revenues continue to be depressed. After developing the 2016 revenue budget for Specialty, the Company concluded that the earn-out threshold for the second year would not be attained and the fair value of the earn-out liability of approximately $2,414,000 was reduced to zero.

Specialty Chemicals Segment
Sales for the Specialty Chemicals Segment in the third quarter of 2015 were $14,999,000, which represented a $554,000 or four percent decrease from $15,553,000 for the same quarter of 2014. Sales for the first nine months of 2015 were $47,407,000, a decrease of $1,438,000 or three percent from $48,845,000 for the same period of 2014. Pounds shipped during the third quarter and first nine months of 2015 increased 13 percent and twelve percent, respectively, from the same periods of 2014 as business ramped up for the BioBased Technologies LLC project and other key focus markets partially offset by lower chemical sales into the oil and gas market. Overall selling prices decreased 15 percent and 14 percent in the third quarter and first nine months of 2015, respectively, when compared to the same periods of 2014 due to in part to:
a) Lower selling prices per pound for oil based products. With the reduction in oil prices, the Segment's raw material costs decreased which resulted in a decrease in selling prices.

b) Our customers supply a large portion of raw materials for certain products. This results in a lower average selling price per pound for their products. The increase in sales where customers supplied the raw materials reduced the Segment's selling price per pound.
Operating income for the third quarters of 2015 and 2014 was $1,598,000 and $1,416,000, respectively, an increase of $182,000 or 13 percent. For the first nine months of 2015, operating income was $4,624,000 compared to $4,772,000 for the same period of 2014, which represents a decrease of $148,000 or three percent. The operating income improvement during the third quarter of 2015 resulted from a favorable product mix and lower operating costs in the third quarter.

Other Items
Consolidated selling, general and administrative expenses from continuing operations increased $1,628,000 or 45 percent to $5,242,000, 14 percent of sales, from $3,614,000, seven percent of sales, for the third quarter of 2015 compared to 2014. This cost category was $16,376,000, twelve percent of sales, for the first nine months of 2015, an increase of $4,267,000 or 35 percent from $12,109,000, eight percent of sales, for the same period of the prior year. Approximately $925,000 and $3,185,000 of the increases arose from including Specialty's selling, general and administrative expenses in the three and nine-month periods ended October 3, 2015, respectively, with no comparable costs for 2014. The remainder of the increases for both periods resulted from higher professional fees (up $448,000 for the third quarter and $744,000 for the first nine months) and administrative salaries and wages (up $186,000 for the third quarter and $582,000 for the first nine months). In addition, performance based bonuses increased $148,000 for the third quarter while decreasing $267,000 for the first nine months of 2015 when compared to the same periods of 2014.
Acquisition costs during the first nine months of 2015 represent professional fees associated with the Specialty acquisition.
Interest expense for the third quarter of 2015 was $320,000 compared to $261,000 for the third quarter of 2014. For the first nine months, interest expense increased to $977,000 for 2015 compared to $789,000 for 2014. The increase resulted from the additional borrowings associated with the Specialty acquisition. On November 21, 2014, the Company amended its credit agreement to add a $10,000,000, five-year, variable rate term loan with equal monthly principal payments over the life of the loan. The Company's current revolving line of credit was increased by $15,000,000 to a maximum of $40,000,000 and the maturity date extended to November 21, 2017.
The change in the fair value of the interest rate swap contracts increased unallocated expenses for the third quarter of 2015 by $247,000 and decreased unallocated expenses by $103,000 for the third quarter of 2014. For the first nine months of 2015 and 2014, unallocated expenses increased by $233,000 and $192,000, respectively, for the change in the fair value of the interest rate swap contracts.
During the third quarter 2015, the Company adjusted the Specialty earn-out liability to reflect changes in fair value. Based upon recent historical results and a detailed revenue analysis performed in conjunction with the development of Specialty's 2016 budget, Management determined that the minimum sales levels associated with Specialty's earn-out for the second year of acquisition as defined in the stock purchase agreement would not be achieved. Accordingly, the fair value was reduced to zero and a favorable adjustment of $2,414,000 was recorded in the third quarter of 2015. At the end of the Company's fiscal 2014, even with the industry discussion regarding about lower oil prices, the industry primarily served by Palmer's products, management believed that the third year minimum earn-out was likely to be incurred. During March 2015, however, lower oil prices affected the demand for Palmer's storage tank and separator products and it was evident from reviewing March and April financial results that the third year operating results for Palmer would not meet the minimum earn-out levels. As a result, during the first quarter of 2015, the Company recorded a favorable adjustment of $2,483,000 to reduce the fair value of the earn-out liability. During the second quarter of 2014, management reviewed the reserves for the Palmer acquisition's second and third year earn-out payments and recorded a favorable adjustment of $3,476,000 to reduce the earn-out liability to the its fair value.
Other income represents life insurance proceeds received in excess of cash surrender value for a former officer of the Company.
The Company recorded an effective tax rate of 25 percent for the nine month period ended October 3, 2015 as the Company experienced non-taxable gains associated with earn-out adjustments made during the first and third quarters of 2015 combined with life insurance proceeds received in excess of cash surrender value for a former officer of the Company. The effective tax rate for the first nine months of the prior year was 29 percent. A non-taxable earn-out adjustment was also made in the prior year. The higher rate in the prior year resulted from the Company using a 35 percent federal income tax rate for 2014 based upon projected 2014 taxable income from continuing operations. A 34 percent rate was used in 2015.

Liquidity
The Company's cash balance increased $182,000 during 2015 from $27,000 at the end of 2014 to $209,000 as of October 3, 2015.
a) Net accounts receivable decreased $7,242,000 at October 3, 2015 when compared to the prior year end, which resulted from the collection of a large receivable from a Ram-Fab customer of approximately $1,408,000 combined with a 21 percent decrease in sales for the last two months of the third quarter 2015 compared to the last two months of the fourth quarter 2014. Days sales outstanding, calculated using a three month average basis, increased three days to 58 days outstanding at the end of the third quarter 2015, up from 55 days outstanding at the end of 2014;
b) Net inventories increased $289,000 as of October 3, 2015 compared to the end of 2014. Gross inventory decreased $398,000 as stainless steel pipe inventory decreased approximately $4,514,000 as the inventory purchased at the end of 2014 was converted to finished pipe and sold during the first nine months of 2015. This amount was almost entirely offset by an increase in heavy walled seamless carbon pipe inventory, which increased approximately $4,097,000 as the amount of pipe in inventory at acquisition was below targeted levels. Inventory reserves increased approximately $1,632,000 as decreasing nickel prices resulted in a lower of cost or market inventory reserve of $886,000 at the end of the third quarter. A similar reserve was not required at the end of 2014. Also, since all facilities take their annual physical inventory during the fourth quarter each year, inventory reserves increased by approximately $468,000 for potential quantity losses expected during the physical counts. These changes were offset by the second quarter 2015 inventory adjustment for Specialty of approximately $2,318,000 as noted in the Metals Segment above. Inventory turns decreased during 2015 in line with the decrease in sales levels. The Company is focusing on minimizing inventory purchases during the fourth quarter to improve our inventory turns and improve cash flow;
c) Accounts payable decreased $10,316,000 as of October 3, 2015 from the prior year end due to a large purchase of stainless steel in December 2014 to obtain favorable pricing and to support 2015 production demands. Steel purchases for BRISMET for August and September of 2015 were approximately $7,194,000 lower than November and December 2014 purchases;
d) Capital expenditures for the first nine months of 2015 were $7,439,000 of which $1,900,000 was for the Metals heavy wall pipe project at BRISMET and $1,500,000 for the Chemicals capacity expansion project; and
e) The Company received casualty insurance proceeds for building and equipment losses associated with the Palmer fire of $512,000 and life insurance proceeds of $721,000 during 2015.
These items contributed to the Company having approximately $32,293,000 of bank debt outstanding as of October 3, 2015. Covenants under the various debt agreements include maintaining a certain Funded Debt to EBITDA ratio, (as defined in the Credit Agreement) a minimum tangible net worth and total liabilities to tangible net worth ratio. The Company is also limited to a maximum amount of capital expenditures per year, which is in line with the Company's current projected needs. The Company is in compliance with all debt covenants at October 3, 2015. Management believes that, based upon its current plans, these covenants will not impair the Company's ability to finance operations over the next twelve months.
Outlook
Two main factors that affect the Company's outlook for the remainder of 2015 are low nickel and oil prices.
Nickel prices, which are reflected in the sales price of the Company's stainless steel products, have fallen consistently during 2015 with nickel decreasing 13 percent, seven percent and 18 percent sequentially during the first three quarters of 2015, respectively. Our inventory gains and losses are determined by a number of factors including sales mix and the holding period of particular products. As a consequence, there may not be a direct correlation between the direction of stainless steel surcharges and inventory profits or losses at a particular point in time. Nickel prices are currently extremely low and it is management's opinion that they should be near the bottom of the cycle, with no significant changes expected through year-end 2015.
Lower oil prices affect the demand for products throughout our Metals Segment, and with oil prices expected to remain weak during 2015, sales for storage tanks and carbon pipe will be negatively affected in the remainder of 2015.
The Metals Segment's business continues to be highly dependent on its customers' capital expenditures. We are beginning to see signs of improved order activity with some restocking by distribution customers.
In addition, the domestic manufacturers filed anti-dumping and countervailing duty petitions in early October. We expect a favorable initial ruling prior to year-end 2015 with final determination by the fourth quarter of 2016.
The Specialty Chemicals Segment's sales should show modest decline in the fourth quarter of 2015 when compared to the prior year as new business opportunities are being actively pursued and offsetting some declines in base business. While we expect the Specialty Chemicals Segment to show a modest decline in sales volume in the fourth quarter of 2015 compared to the prior year, however an improved product mix should result in better gross margins.

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

Item 4. Controls and Procedures
Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company's Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that that such controls and procedures, as of the end of the period covered by this quarter report, were effective. The Company is currently evaluating the internal controls over financial reporting at Specialty and will include Specialty in its internal control testing in 2015.

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

In response to the identified material weakness, management, with oversight from the Company's Audit Committee, has dedicated significant resources, including retaining third party consultants, to enhance the Company's internal control over financial reporting and to assist in remediating the identified material weakness. The Company's remediation of the material weakness in internal control has not yet been subject to tests of design or operating effectiveness.

Accounting for Business Combinations

The remediation plan that has been implemented includes the engagement of a third-party accounting firm to assist in the preparation or review of all acquisition accounting documents and to involve an external valuation expert earlier in the acquisition process to identify and determine a preliminary value for expected intangible assets prior to closing on an acquisition. The Company will review the information prepared by and understand any assumptions used by external, third parties. Also, the Company hired additional internal accounting resources during the second and third quarters, 2015.

Changes in Internal Control over Financial Reporting

Other than actions taken to remedy the material weakness described above, the Company's management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, identified no change in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

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

SYNALLOY CORPORATION
(Registrant)

Date: November 12, 2015	By:	/s/ Craig C. Bram
Craig C. Bram
President and Chief Executive Officer
(principal executive officer)

Date: November 12, 2015	By:	/s/ Dennis M. Loughran
Dennis M. Loughran
Senior Vice President and Chief Financial Officer
(principal financial officer)

Date: November 12, 2015	By:	/s/ Richard D. Sieradzki
Richard D. Sieradzki
Vice President and Chief Accounting Officer
(principal accounting officer)