Form 10-K
period 2015-12-31
SYNALLOY CORP
filed 2016-03-30
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 0-19687
SYNALLOY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	57-0426694
(State of incorporation)	(I.R.S. Employer Identification No.)
4510 Cox Road, Suite 201, Richmond, Virginia, 23060
(Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (864) 585-3605
Securities registered pursuant to Section 12(b) of the Act	Name of each exchange on which registered:
Common Stock, $1.00 Par Value	NASDAQ Global Market
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Based on the closing price as of July 4, 2015, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $112.2 million. Based on the closing price as of March 7, 2016, the aggregate market value of common stock held by non-affiliates of the registrant was $69.9 million. The registrant did not have any non-voting common equity outstanding at either date.
The number of shares outstanding of the registrant's common stock as of March 7, 2016 was 8,639,870.
Documents Incorporated By Reference
Portions of the Proxy Statement for the 2016 annual shareholders' meeting are incorporated by reference into Part III of this Form 10-K.

Synalloy Corporation
Form 10-K
For Period Ended December 31, 2015

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

PART I

Item 1 Business
Synalloy Corporation, a Delaware corporation, was incorporated in 1958 as the successor to a chemical manufacturing business founded in 1945. Its charter is perpetual. The name was changed on July 31, 1967 from Blackman Uhler Industries, Inc. On June 3, 1988, the state of incorporation was changed from South Carolina to Delaware. The Company's executive office is located at 4510 Cox Road, Suite 201, Richmond, Virginia 23060 with an additional corporate and shared services office at 775 Spartan Boulevard, Suite 102, Spartanburg, South Carolina 29301. Unless indicated otherwise, the terms "Company," "we" "us," and "our" refer to Synalloy Corporation and its consolidated subsidiaries.
The Company's business is divided into two reportable operating segments, the Metals Segment and the Specialty Chemicals Segment. The Metals Segment operates as three reporting units including Bristol Metals, LLC ("BRISMET"), a wholly-owned subsidiary of Synalloy Metals, Inc., Palmer of Texas Tanks, Inc. ("Palmer") and Specialty Pipe & Tube, Inc. ("Specialty"). BRISMET manufactures stainless steel and other alloy pipe. Palmer manufactures liquid storage solutions and separation equipment, and Specialty is a master distributor of seamless carbon pipe and tube. The Metals Segment's markets include the chemical, petrochemical, pulp and paper, mining, power generation (including nuclear), water and waste water treatment, liquid natural gas ("LNG"), brewery, food processing, petroleum, pharmaceutical and other industries. The Specialty Chemicals Segment operates as one reporting unit which includes Manufacturers Chemicals, LLC ("MC"), a wholly-owned subsidiary of Manufacturers Soap and Chemical Company ("MS&C"), and CRI Tolling, LLC ("CRI Tolling"). The Specialty Chemicals Segment produces specialty chemicals for the chemical, paper, metals, mining, agricultural, fiber, paint, textile, automotive, petroleum, cosmetics, mattress, furniture, janitorial and other industries. MC manufactures lubricants, surfactants, defoamers, reaction intermediaries and sulfated fats and oils. CRI Tolling provides chemical tolling manufacturing resources to global and regional chemical companies and contracts with other chemical companies to manufacture certain, pre-defined products.
General
Metals Segment – This segment is comprised of three wholly-owned subsidiaries: Synalloy Metals, Inc., which owns 100 percent of BRISMET, located in Bristol, Tennessee; Palmer, located in Andrews, Texas; and Specialty, located in Mineral Ridge, Ohio and Houston, Texas.
BRISMET manufactures welded pipe, primarily from stainless steel, but also from other corrosion-resistant metals. Pipe is produced in sizes from one-half inch to 120 inches in diameter and wall thickness up to one and one-half inches. Eighteen-inch and smaller diameter pipe is made on equipment that forms and welds the pipe in a continuous process. Pipe larger than 18 inches in diameter is formed on presses or rolls and welded on batch welding equipment. Pipe is normally produced in standard 20-foot lengths. However, BRISMET has unusual capabilities in the production of long length pipe without circumferential welds. This can reduce the installation cost for the customer. Lengths up to 60 feet can be produced in sizes up to 18 inches in diameter. In larger sizes BRISMET has a unique ability among domestic producers to make 48-foot lengths in diameters up to 36 inches. Over the past four years, BRISMET has made substantial capital improvements, installing an energy efficient furnace to anneal pipe quicker while minimizing natural gas usage; system improvements in pickling to maintain the proper chemical composition of the pickling acid; and converting the former Bristol Fabrication facility into a heavy wall welded pipe production shop by adding a 4,000 ton press along with all necessary ancillary processes.
Palmer is an International Organization for Standardization ("ISO") 9001 certified manufacturer of fiberglass and steel storage tanks for the oil and gas, waste water treatment and municipal water industries. Located in Andrews, Texas, Palmer is ideally located in the heart of a significant oil and gas production territory. Palmer produces made-to-order fiberglass tanks, utilizing a variety of custom mandrels and application specific materials. Its fiberglass tanks range from two feet to 30 feet in diameter at various heights. The majority of these tanks are used for oil field waste water capture and is an integral part of the environmental regulatory compliance of the drilling process. Each fiberglass tank is manufactured to American Petroleum Institute Q1 standards to ensure product quality. Palmer's steel storage tank facility enables efficient, environmentally compliant production with designed-in expansion capability to support future growth. Finished steel tanks range in size from 50 to 10,000 barrels and are used to store extracted oil. During 2014, Palmer obtained all of the necessary certifications to produce certified pressure vessels. These certifications allow Palmer to sell all of the separator and storage equipment needed at a well site.
Specialty is a leading master distributor of hot finish, seamless, carbon steel pipe and tubing, with an emphasis on large outside diameters and exceptionally heavy wall thickness. Specialty's products are primarily used for mechanical and high pressure applications in the oil and gas, capital goods manufacturing, heavy industrial, construction equipment, paper and chemical industries. Operating from two facilities located in Mineral Ridge, Ohio and Houston, Texas, Specialty is well-positioned to serve the major industrial and energy regions and successfully reach other target markets across the United States. Specialty performs value-added processing on approximately 80 percent of products shipped, which would include cutting to length, heat treatment, testing, boring and end finishing and typically processes and ships orders in 24 hours or less. Based upon its short lead times, Specialty plays a critical role in the supply chain, supplying long lead-time items to markets that demand fast deliveries, custom lengths and reliable execution of orders.
In order to establish stronger business relationships, the Metals Segment uses only a few raw material suppliers. Seven suppliers furnish about 78 percent of total dollar purchases of raw materials, with one supplier furnishing 34 percent of material purchases. However, the Company does not believe that the loss of this supplier would have a materially adverse effect on the Company as raw materials are readily available from a number of different sources, and the Company anticipates no difficulties in fulfilling its requirements.
Specialty Chemicals Segment – This segment consists of the Company's wholly-owned subsidiary MS&C. MS&C owns 100 percent of the membership interests of MC, which has a production facility in Cleveland, Tennessee and a warehouse in Dalton, Georgia. This segment also includes CRI Tolling which is located in Fountain Inn, South Carolina. MC and CRI Tolling are aggregated as one reporting unit and comprise the Specialty Chemicals Segment. Both facilities are fully licensed for chemical manufacture. MC manufactures lubricants, surfactants, defoamers, reaction intermediaries and sulfated fats and oils. CRI Tolling provides chemical tolling manufacturing resources to global and regional companies and contracts with other chemical companies to manufacture certain pre-defined products.
MC produces over 1,100 specialty formulations and intermediates for use in a wide variety of applications and industries. MC's primary product lines focus on the areas of defoamers, surfactants and lubricating agents. Over 20 years ago, MC began diversifying its marketing efforts and expanding beyond traditional textile chemical markets. These three fundamental product lines find their way into a large number of manufacturing businesses. Over the years, the customer list has grown to include end users and chemical companies that supply paper, metal working, surface coatings, water treatment, paint, mining and janitorial applications. MC's capabilities also include the sulfation of fats and oils. These products are used in a wide variety of applications and represent a renewable resource, animal and vegetable derivatives, as alternatives to more expensive and non-renewable petroleum derivatives. At its Dalton, Georgia warehouse, MC stores and ships chemicals and specialty chemicals manufactured at MC's Cleveland, Tennessee plant to the carpet and rug market.
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
CRI Tolling is located in Fountain Inn, South Carolina and was acquired by the Company in 2013. CRI Tolling had underutilized manufacturing capacity which allowed the Specialty Chemicals Segment to expand production from MC's Cleveland, Tennessee facility to further penetrate existing markets, as well as develop new ones, including those in the energy industry, and provides redundant production capabilities for key products. The Company invested approximately $3,500,000 in equipment at CRI Tolling during 2014. The new equipment provided CRI Tolling with production capabilities similar to those currently in place at MC's facility and increased the production capacity of the Specialty Chemicals Segment by 60 percent.

The Specialty Chemicals Segment maintains two laboratories for applied research and quality control which are staffed by eight employees.
Most raw materials used by the segment are generally available from numerous independent suppliers and almost 45 percent of total purchases are from its top eight suppliers. While some raw material needs are met by a sole supplier or only a few suppliers, the Company anticipates no difficulties in fulfilling its raw material requirements.
Please see Note 15 to the Consolidated Financial Statements, which are included in Item 8 of this Form 10-K, for financial information about the Company's segments.
Sales and Distribution
Metals Segment – The Metals Segment utilizes separate sales organizations for its different product groups. Stainless steel pipe is sold nationwide under the BRISMET trade name through authorized stocking distributors at warehouse locations throughout the country. In addition, large quantity orders are shipped directly from BRISMET's plant to end-user customers. Producing sales and providing service to the distributors and end-user customers are BRISMET's President, two outside sales employees, seven independent manufacturers' representatives and nine inside sales employees.
Palmer does not employ a dedicated external sales and marketing resource. However, it employs three inside sales professionals that manage the relationships with past customers to identify and secure new sales. Additionally, the Metals Segment President assists in account relationship management with large customers. Customer feedback and in-field experience generate product enhancements and new product development.
Approximately 80 percent of Specialty's pipe and tube sales are to North American pipe and tube distributors with the remainder comprised of sales to end use customers. In addition to Specialty's President, Specialty utilizes two manufacturing representatives and 8 inside sales employees, whom are located at both locations, to obtain sales orders and service its customers.
The Metals Segment had one domestic customer that accounted for approximately 14 percent of the segment's revenues in 2015 with a different customer representing approximately ten percent of revenues in 2013. There were no customers representing more than ten percent of the Metals Segment's revenues for 2014.
Specialty Chemicals Segment – Specialty chemicals are sold directly to various industries nationwide by five full-time outside sales employees and 13 manufacturers' representatives. The Specialty Chemicals Segment had one customer that accounted for approximately 31 percent of the segment's revenues in 2015 and 2014 with a different domestic customer representing 40 percent in 2013. The change in customers resulted from the 2013 customer selling two of the three product lines which use our products to another company in early 2014. The Specialty Chemicals Segment successfully retained the acquiring customer's business. This new customer is a large global company, and the purchases by this customer are derived from two different business units that operate autonomously from each other. Even so, loss of this customer's revenues would have a material adverse effect on both the Specialty Chemicals Segment and the Company.
Competition
Metals Segment – Welded stainless steel pipe is the largest sales volume product of the Metals Segment. Although information is not publicly available regarding the sales of most other producers of this product, management believes that the Company is one of the largest domestic producers of such pipe. This commodity product is highly competitive with nine known domestic producers, including the Company, and imports from many different countries.
Due to the size of the tanks produced and shipped to its customers, the majority of Palmer's products are sold within a 300 mile radius from its plant in Andrews, Texas. There are currently 14 tank producers, with similar capabilities, servicing that same area.
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
On November 21, 2014, the Company entered into a Stock Purchase Agreement with The Davidson Corporation, a Delaware corporation ("Davidson"), to purchase all of the issued and outstanding stock of Specialty. Established in 1964 with distribution centers in Mineral Ridge, Ohio and Houston, Texas, Specialty is a master distributor of seamless carbon pipe and tube, with a focus on heavy wall, large diameter products. The purchase price for the all-cash acquisition was $31,500,000. Davidson had the potential to receive earn-out payments up to a total of $5,000,000 if Specialty achieved targeted sales revenue over a two-year period following closing. Sales revenues since the acquisition have not reached nor are expected to reach minimum earn-out levels. Therefore, Davidson should not receive any earn-out payments. The purchase price for the acquisition was funded through a combination of cash on hand, a new term loan with the Company's bank and an increase to the Company's current credit facility. The financial results for Specialty are reported as a part of the Company's Metals Segment.
On August 29, 2014, the Company completed the sale of all of the issued and outstanding membership interests of its wholly owned subsidiary, Ram-Fab, LLC, a South Carolina limited liability company ("Ram-Fab"), to a subsidiary of Primoris Services Corporation. The transaction was valued at less than $10 million, which consideration included cash at closing, Synalloy's ability to receive potential future earn-out payment(s) and the retention of specified Ram-Fab current assets. The Company did not receive any earn-out payments due to the profitability realized by Primoris on the job that was in process at the time of sale. The Company realized a one-time charge in the third quarter of 2014 of $1,996,000 for costs associated with the sale plus a $947,000 charge to write off the Company's investment in Ram-Fab. These charges, along with all non-recurring revenues and expenses associated with Ram-Fab are included in the respective consolidated financial statements as discontinued operations. Ram-Fab was reported as a part of the Metals Segment.
On June 27, 2014, the Company completed the planned closure of the Bristol Fabrication unit of Synalloy Fabrication, LLC ("Bristol Fab"). Bristol Fab's collective bargaining agreement with the United Association of Journeymen and Apprentices of the Plumbing and Pipe Fitting Industry of the United States and Canada Local Union No. 538 (the "Union") expired on February 15, 2014. After lengthy negotiations with the Union, Bristol Fab was unable to reach an agreement. Also, upon closure of the operation, the Company was legally obligated to pay a withdrawal liability to the Union's pension fund of over $1.9 million. The Company realized charges in the fourth quarter of 2015 and in the second quarter of 2014 of $1,902,000 and $6,988,000, respectively, for costs associated with the closure of Bristol Fab. These costs, along with all non-recurring revenues and expenses associated with Bristol Fab, are included in the respective consolidated financial statements as discontinued operations.
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
Environmental Matters
Environmental expenditures that relate to an existing condition caused by past operations and do not contribute to future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or cleanups are probable and the costs of these assessments and/or cleanups can be reasonably estimated. Changes to laws and environmental issues, including climate change, are made or proposed with some frequency and some of the proposals, if adopted, might directly or indirectly result in a material reduction in the operating results of one or more of our operating units. We are presently unable to foresee the future well enough to quantify such risks. See Note 7 to the Consolidated Financial Statements, which are included in Item 8 of this Form 10-K, for further discussion.

Research and Development Activities
The Company spent approximately $548,000 in 2015, $531,000 in 2014 and $558,000 in 2013 on research and development activities that were expensed in its Specialty Chemicals Segment. Five individuals, all of whom are graduate chemists, are engaged primarily in research and development of new products and processes, the improvement of existing products and processes, and the development of new applications for existing products.
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
Backlogs
The Specialty Chemicals Segment operates primarily on the basis of delivering products soon after orders are received. Accordingly, backlogs are not a factor in this business. The same applies to commodity pipe sales in the Metals Segment. However, backlogs are important in the Metals Segment's steel and fiberglass tank operations since tanks are produced only after orders are received. Its backlog of open orders were $9,964,000 and $12,229,000 at the end of 2015 and 2014, respectively.
Employee Relations
At December 31, 2015, the Company had 411 employees. The Company considers relations with employees to be satisfactory. The number of employees of the Company represented by unions, located at the Bristol, Tennessee and Mineral Ridge, Ohio facilities, is 145, or 35 percent of the Company's employees. They are represented by two locals affiliated with the United Steelworkers. Collective bargaining contracts for the Steelworkers will expire in June 2017 and July 2019.
Financial Information about Geographic Areas
Information about revenues derived from domestic and foreign customers is set forth in Note 15 to the Consolidated Financial Statements.
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

We rely on a small number of suppliers for our raw materials and any interruption in our supply chain could affect our operations. In order to foster stronger business relationships, the Metals Segment uses only a few raw material suppliers. During the year ended December 31, 2015, seven suppliers furnished approximately 78 percent of our total dollar purchases of raw materials, with one supplier providing 34 percent. However, these raw materials are available from a number of sources, and the Company anticipates no difficulties in fulfilling its raw materials requirements for the Metals Segment. Raw materials used by the Specialty Chemicals Segment are generally available from numerous independent suppliers and approximately 45 percent of total purchases were made from our top eight suppliers during the year ended December 31, 2015. Although some raw material needs are met by a single supplier or only a few suppliers, the Company anticipates no difficulties in fulfilling its raw material requirements for the Specialty Chemicals Segment. While the Company believes that raw materials for both segments are readily available from numerous sources, the loss of one or more key suppliers in either segment, or any other material change in our current supply channels, could have an adverse effect on the Company’s ability to meet the demand for its products, which could impact our operations, revenues and financial results.

A substantial portion of our overall sales is dependent upon a limited number of customers, and the loss of one or more of such customers would have a material adverse effect on our business, results of operation and profitability. The products of the Specialty Chemicals Segment are sold to various industries nationwide. However, the Specialty Chemicals Segment had one customer that accounted for approximately 31 percent of the Segment's revenues in 2015 and 2014 with a different domestic customer representing 40 percent in 2013. The change in customers resulted from the 2013 customer selling two of the three product lines which use our products to another company in early 2014. The Specialty Chemicals Segment successfully retained the acquiring company's business. This new customer is a large global company, and its purchases are derived from two different business units that operate independently of each other. Even so, the loss of this customer would have a material adverse effect on the revenues of the Specialty Chemicals Segment and the Company.

The Metals Segment had one customer that accounted for approximately 14 percent of revenues for 2015 with a different customer representing approximately ten percent of revenues in 2013. There were no customers representing more than ten percent of the

Metals Segment's revenues in 2014 and 2013. Palmer and Specialty, which are a part of the Metals Segment, sell much of their products to the oil and gas industry. Any change in this industry, or any change in this industry’s demand for their products, would have a material adverse effect on the profits of the Metals Segment and the Company.

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

Oil prices are extremely volatile. A substantial or extended decline in the price of oil could adversely affect our financial condition and results of operations. Prices for oil can fluctuate widely. Our Palmer and Specialty (Houston, Texas) units' revenues are highly dependent on our customers adding oil well drilling and pumping locations. Should oil prices decline such that drilling becomes unprofitable for our customers, such customers will likely cap many of their current wells and cease or curtail expansion. This will decrease the demand for our tanks and pipe and tube and adversely affect the results of our operations.

Significant changes in nickel prices could have an impact on the sales by the Metals Segment. The Metals Segment uses nickel in a number of its products. Nickel prices are currently at a relatively low level, which reduces our manufacturing costs for certain products. When nickel prices increase, many of our customers increase their orders in an attempt to avoid future price increases, resulting in increased sales for the Metals Segment. Conversely, when nickel prices decrease, many of our customers wait to place orders in an attempt to take advantage of subsequent price decreases, resulting in reduced sales for the Metals Segment. On average, the Metals Segment turns its inventory of commodity pipe every six months, but the nickel surcharge on sales of commodity pipe is established on a weekly basis. The difference, if any, between the price of nickel on the date of purchase of the raw material and the price, as established by the surcharge, on the date of sale has the potential to create an inventory profit or loss. If the price of nickel steadily increases over time, as it did from 2005 to 2007, the Metals Segment is the beneficiary of the increase in nickel price in the form of inventory gains. Conversely, if the price of nickel steadily decreases over time, as it did from 2009 to 2013, the Metals Segment suffers inventory losses. During 2015, nickel prices fell consistently, down 13 percent, seven percent, 18 percent, and 15 percent sequentially during the four quarters, respectively. The Metals Segment incurred inventory losses of $8,079,000 for the year ended December 31, 2015. We will incur inventory losses in the future if nickel prices decrease. Any material changes in the cost of nickel could impact our sales and result in fluctuations in the profits for the Metals Segment.

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

Certain of our employees in the Metals Segment are covered by collective bargaining agreements, and the failure to renew these agreements could result in labor disruptions and increased labor costs. As of December 31, 2015, we had 145 employees represented by unions at our Bristol, Tennessee and Mineral Ridge, Ohio facilities, which is 35 percent of the aggregate number of Company employees. These employees are represented by two local unions affiliated with the United Steelworkers (the “Steelworkers Union"). The collective bargaining contracts for the Steelworkers Unions will expire in June 2017 and July 2019. Although we believe that our present labor relations are satisfactory, our failure to renew these agreements on reasonable terms as the current agreements expire could result in labor disruptions and increased labor costs, which could adversely affect our financial performance.

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

There were no events of default under the covenants of our credit facilities at December 31, 2015. Although we believe we will remain in compliance with these covenants in the foreseeable future and that our relationship with our lender is strong, there is no assurance our lender would consent to an amendment or waiver in the event of noncompliance; or that such consent would not be conditioned upon the receipt of a cash payment, revised principal payout terms, increased interest rates or restrictions in the expansion of the credit facilities for the foreseeable future, or that our lender would not exercise rights that would be available to them, including, among other things, demanding payment of outstanding borrowings. In addition, our ability to obtain additional capital or alternative borrowing arrangements at reasonable rates may be adversely affected. All or any of these adverse events would further limit our flexibility in planning for, or reacting to, downturns in our business.

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

Our existing property and liability insurance coverages contain exclusions and limitations on coverage. We maintain various forms of insurance, including insurance covering claims related to our properties and risks associated with our operations. From time-to-time, in connection with renewals of insurance, we have experienced additional exclusions and limitations on coverage, larger self-insured retentions and deductibles and higher premiums, primarily from the operations of the Specialty Chemicals Segment. As a result, our existing coverage may not be sufficient to cover any losses we may incur and in the future our insurance coverage may not cover claims to the extent that it has in the past and the costs that we incur to procure insurance may increase significantly, either of which could have an adverse effect on our results of operations or cash flows.

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

The success of any new or enhanced products will depend on a number of factors, such as technological innovations, increased manufacturing and material costs, customer acceptance and the performance and quality of the new or enhanced products. As we introduce new products or refine existing products, we cannot predict the level of market acceptance or the amount of market share these new or enhanced products may achieve. Moreover, we may experience delays in the introduction of new or enhanced products. Any manufacturing delays or problems with new or enhanced product launches will adversely affect our operating results. In addition, the introduction of new products could result in a decrease in revenues from existing products. Also, we may need more capital for product development and enhancement than is available to us, which could adversely affect our business, financial condition or results of operations. We sell our products in industries that are affected by technological changes, new product introductions and changing industry standards. If we do not respond by developing new products or enhancing existing products on a timely basis, our products will become obsolete over time and our revenues, cash flows, profitability and competitive position will suffer.

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

Our strategy of using acquisitions and dispositions to position our businesses may not always be successful, which may have a material adverse impact on our financial results and profitability. We have historically utilized acquisitions and dispositions in an effort to strategically position our businesses and improve our ability to compete. We plan to continue to do this by seeking specialty niches, acquiring businesses complementary to existing strengths and continually evaluating the performance and strategic fit of our existing business units. We consider acquisitions, joint ventures and other business combination opportunities as well as possible business unit dispositions. From time-to-time, management holds discussions with management of other companies to explore such opportunities. As a result, the relative makeup of the businesses comprising our Company is subject to change. Acquisitions, joint ventures and other business combinations involve various inherent risks, such as: assessing accurately the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition or other transaction candidates; the potential loss of key personnel of an acquired business; significant transaction costs that were not identified during due diligence; our ability to achieve identified financial and operating synergies anticipated to result from an acquisition or other transaction; and unanticipated changes in business and economic conditions affecting an acquisition or other transaction. If acquisition opportunities are not available or if one or more acquisitions are not successfully integrated into our operations, this could have a material adverse impact on our financial results and profitability.

The loss of key members of our management team, or difficulty attracting and retaining experienced technical personnel, could reduce our competitiveness and have an adverse effect on our business and results of operations. The successful implementation of our strategies and handling of other issues integral to our future success will depend, in part, on our experienced management team. The loss of key members of our management team could have an adverse effect on our business. Although we have entered into employment agreements key members of our management team including Craig C. Bram, President and Chief Executive Officer, Dennis M. Loughran, Senior Vice President and Chief Financial Officer, J. Kyle Pennington, President of Metals Segment, James G. Gibson, General Manager and President of Specialty Chemicals Segment, Steven J. Baroff, President and General Manager of Specialty, K. Dianne Beck, Vice President of Specialty, and Christopher D. Sitka, Vice President of Specialty, employees may resign from the Company at any time and seek employment elsewhere, subject to certain non-competition restrictions for a one-year period. Additionally, if we cannot retain our technical personnel or attract additional experienced technical personnel, our ability to compete could be harmed.

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

Our results of operations could be adversely affected by goodwill impairments. Goodwill must be tested at least annually for impairment, and more frequently when circumstances indicate likely impairment. Goodwill is considered impaired to the extent that its carrying amount exceeds its implied fair value. An impairment of goodwill could have a substantial negative effect on our profitability. The Company performed its annual impairment analysis in the fourth quarter of 2015 and concluded from the step one evaluation, where each reporting unit's fair value (based on management's projection of discounted cash flows) is compared to its respective carrying value, there is sufficient cash flows to support full valuation of the Company's tangible and intangible assets base. However, a large decline in the Company' share price during 2015 resulted in the Company's market capitalization, increased by a control factor, not being sufficient to support the goodwill recognized and resulted in an impairment charge for the Specialty and Palmer reporting units of approximately $17,158,000 during the fourth quarter of 2015.

Our results of operations could be adversely affected by intangible asset impairments. As a result of our acquisitions, we had approximately $14,700,000 of intangible assets on our balance sheet as of December 31, 2015. Intangible assets are amortized over their estimated useful lives using either an accelerated or straight-line method. Intangibles are reviewed for impairment when events or changes in circumstances indicate the carrying value of the intangible asset or group of assets may no longer be recoverable. An impairment of intangible assets could have a substantial negative effect on our profitability.

Our allowance for doubtful accounts may not be adequate to cover actual losses. An allowance for doubtful accounts in maintained for estimated losses resulting from the inability of our customers to make required payments and for disputed claims and quality issues. This allowance may not be adequate to cover actual losses, and future provisions for losses could materially and adversely affect our operating results. The allowance for doubtful accounts is based on prior experience, as well as an evaluation of the outstanding receivables and existing economic conditions. The amount of future losses is susceptible to changes in economic, operating and other outside forces and conditions, all of which are beyond our control, and these losses may exceed current estimates. Although management believes that the allowance for doubtful accounts is adequate to cover current estimated losses, management cannot make assurances that we will not further increase the allowance for doubtful accounts. A significant increase in the allowance for doubtful accounts could adversely affect our earnings.

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

As reported in our Annual Report on Form 10-K for the year ended January 3, 2015, a material weakness in internal control over financial reporting was identified relating to internal controls around business combinations. Management dedicated significant resources, including retaining third party consultants, to enhance the Company's internal control over financial reporting and to assist in remediating the identified material weakness. See "Management's Annual Report On Internal Control Over Financial Reporting".

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

Item 1B Unresolved Staff Comments
None.

Item 2 Properties
The Company operates the major plants and facilities listed below, all of which are in adequate condition for their current usage. All facilities throughout the Company are believed to be adequately insured. The buildings are of various types of construction including brick, steel, concrete, concrete block and sheet metal. All have adequate transportation facilities for both raw materials and finished products. The Company owns all of these plants and facilities, except the warehouse facility located in Dalton, GA, a parcel of land in Mineral Ridge, OH, the corporate headquarters located in Richmond, VA, and the shared service center located in Spartanburg, SC.

Location	Principal Operations	Building Square Feet	Land Acres
Bristol, TN	Manufacturing stainless steel pipe	275,000	73.1
Cleveland, TN	Chemical manufacturing and warehousing facilities	143,000	18.8
Fountain Inn, SC	Chemical manufacturing and warehousing facilities	136,834	16.9
Andrews, TX	Manufacturing liquid storage solutions and separation equipment	122,662	19.6
Dalton, GA	Warehouse facilities (1)	32,000	2.0
Houston, TX	Cutting facility and storage yard for heavy walled pipe	29,821	10.0
Mineral Ridge, OH	Cutting facility and storage yard for heavy walled pipe	12,000	12.0
Mineral Ridge, OH	Storage yard for heavy walled pipe (1)	—	4.6
Richmond, VA	Corporate headquarters (1)	4,000	—
Spartanburg, SC	Office space for corporate employees and shared service center (1)	6,840	—
Augusta, GA	Chemical manufacturing (2)	—	46.0

(1)	Leased facility / land.

(2)	Plant was closed in 2001 and all structures and manufacturing equipment have been removed.

Item 3 Legal Proceedings
For a discussion of legal proceedings, see Notes 7 and 13 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Item 4 Mine Safety Disclosures
Not applicable.

PART II

Item 5 Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company had 539 common shareholders of record at March 7, 2016. The Company's common stock trades on the NASDAQ Global Market under the trading symbol SYNL. The Company's credit agreement only restricts the payment of dividends through a minimum tangible net worth covenant. The Company paid a $0.30 cash dividend on December 8, 2015, a $0.30 cash dividend on December 9, 2014, and a $0.26 cash dividend on December 3, 2013. The prices shown below are the high and low sales prices for the common stock for each full quarterly period in the last two fiscal years as quoted on the NASDAQ Global Market.

	2015		2014
Quarter	High	Low	High	Low
1st	$18.49	$14.25	$15.75	$13.14
2nd	15.00	13.25	16.99	13.82
3rd	13.79	7.92	18.78	15.89
4th	10.55	6.20	18.84	14.67
The information required by Item 201(d) of Regulation S-K is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Source: Russell Investment Group

Comparison of 5 Year Cumulative Total Return Graph

	12/10	12/11	12/12	12/13	12/14	12/15
Synalloy Corporation	$100.00	$86.84	$123.23	$134.39	$156.97	$63.76
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18
NASDAQ Non-Financial	100.00	101.63	119.56	169.40	196.81	209.01
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
Unregistered Sales of Equity Securities
Pursuant to the compensation arrangement with directors discussed under Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in this Form 10-K, on May 12, 2015, the Company issued an aggregate of 8,216 shares of restricted stock to non-employee directors in lieu of $119,000 of their annual cash retainer fees. Issuance of these shares was not registered under the Securities Act of 1933 based on the exemption provided by Section 4(2) thereof because no public offering was involved.
The Company also issued 18,303 shares of common stock in 2015 to management and key employees that vested pursuant to the 2005 Stock Awards Plan. Issuance of these shares was not registered under the Securities Act of 1933 based on the exemption provided by Section 4(2) thereof because no public offering was involved.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
August 30, 2015 - October 3, 2015	13,800	$8.88	13,800	986,200
October 4, 2015 - October 31, 2015	—	$—	—	986,200
November 1, 2015 - November 28, 2015	76,100	$8.04	76,100	910,100
November 29, 2015 - December 31, 2015	10,500	$8.20	10,500	899,600
Total	100,400		100,400
The Stock Repurchase Plan was approved by the Company's Board of Directors on August 31, 2015 authorizing the Company's chief executive officer or the chief financial officer to repurchase shares of the Company's stock on the open market, provided however, that the number of shares of common stock repurchased pursuant to the resolutions adopted by the Board do not exceed 1,000,000 shares and no shares shall be repurchased at a price in excess of $10.99 per share or during an insider trading "closed window" period. There is no guarantee on the exact number of shares that will be purchased by the Company and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. The Stock Repurchase Plan will expire on August 31, 2017.

Item 6 Selected Financial Data

Selected Financial Data and Other Financial Information
(Dollar amounts in thousands except for per share data)
	2015(c)	2014 (a)	2013	2012	2011
Operations (b)
Net sales	$175,460	$199,505	$196,751	$166,162	$139,083
Gross profit	25,319	32,929	19,798	19,733	14,306
Selling, general & administrative expense	22,059	16,589	16,034	12,409	10,581
Goodwill impairment	17,158	—	—	—	—
Operating (loss) income	(13,152)	16,039	3,500	7,324	3,725
Net (loss) income - continuing operations	(10,269)	12,619	2,898	3,983	2,488
Net (loss) income - discontinued operations	(1,251)	(7,157)	(1,137)	252	3,310
Net (loss) income	(11,520)	5,462	1,761	4,235	5,797
Financial Position
Total assets	149,021	187,849	163,260	148,507	98,916
Working capital(d)	58,304	64,580	74,988	65,919	56,344
Long-term debt, less current portion	23,546	27,255	20,905	37,593	8,650
Shareholders' equity	95,154	109,454	106,098	71,774	68,619
Financial Ratios
Current ratio	3.2:1	2.6:1	4.0:1	3.6:1	4.1:1
Gross profit to net sales (b)	14%	17%	10%	12%	10%
Long-term debt to capital	20%	20%	16%	34%	11%
Return on average assets (b)	(6)%	7%	2%	3%	3%
Return on average equity (b)	(10)%	12%	3%	6%	4%
Per Share Data (Income/(Loss) – Diluted)
Net (loss) income - continuing operations (b)	$(1.18)	$1.45	$0.42	$0.62	$0.39
Net (loss) income - discontinued operations	(0.14)	(0.82)	(0.16)	0.04	0.52
Net (loss) income	(1.32)	0.63	0.25	0.66	0.91
Dividends declared and paid	0.30	0.30	0.26	0.25	0.25
Book value	11.02	12.57	12.21	11.29	10.85
Other Data
Depreciation and amortization (b)	$6,755	$5,191	$4,672	$2,962	$2,225
Capital expenditures (b)	10,905	8,066	5,648	4,542	3,162
Employees at year end	411	464	670	597	441
Shareholders of record at year end	540	575	619	669	687
Average shares outstanding - diluted	8,710	8,715	6,947	6,394	6,362
Stock Price
Price range of common stock
High	$18.49	$18.84	$17.38	$14.97	$15.50
Low	6.20	13.14	12.53	10.21	9.15
Close	6.88	17.67	15.53	13.49	10.27
(a) 2014 represents a 53 week year.
(b) Information in the section or line has been re-stated to reflect continuing operations only.
(c) Effective December 31, 2015, the Company changed from a fiscal year to a calendar year.
(d) For 2015, our working capital includes the effects of the adoption of ASU 2015-17, Balance Sheet Classification and Deferred Taxes, requiring all deferred tax assets and liabilities and any related valuation allowance to be classified as non-current on our consolidated balance sheets. Prior periods were not retrospectively adjusted.

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
Allowance for Doubtful Accounts
The Company maintained allowances for doubtful accounts of approximately $247,000 as of December 31, 2015, for estimated losses resulting from the inability of its customers to make required payments and for disputed claims and quality issues. The allowance is based upon a review of outstanding receivables, historical collection information and existing economic conditions. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables are generally due within 30 to 60 days. Delinquent receivables are written off based on individual credit evaluations and specific circumstances of the customer.
Inventory Adjustments and Reserves
Inventory cost is adjusted when its market value is estimated to be below manufacturing cost. At the end of each quarter, all facilities review recent sales reports to identify sales price trends that would indicate products or product lines that are being sold below our cost. This would indicate that a lower of cost or market ("LCM") inventory adjustment would be required. As of December 31, 2015, a LCM adjustment was required by our Metals Segment mainly due to decreases in nickel prices. Stainless steel, both in its raw material (coil or plate) or finished goods (pipe) state is purchased / sold using a base price plus an additional surcharge which is dependent on current nickel prices. As raw materials are purchased, it is priced to the Company based upon the surcharge at that date. When the finished pipe is ultimately sold to the customer approximately five months later, the then-current nickel surcharge is used to determine the proper selling prices. A lower of cost or market adjustment is established when the Company's inventory cost, based upon a historical nickel price, is greater than the current selling price of that product due to a reduction in the nickel surcharge. A $1,237,000 LCM adjustment was required at December 31, 2015. No adjustment was needed at January 3, 2015.
The Company establishes inventory reserves for:

•
Estimated obsolete or unmarketable inventory. As of December 31, 2015, the Company identified inventory items with no sales activity for finished goods or no usage for raw materials for a certain period of time. For those inventory items that are not currently being marketed and unable to be sold, a reserve was established for 100% of the inventory cost. At the end of the prior year, various discount factors were applied to the various levels of aged inventory to determine the obsolete inventory reserve. It is management's opinion that the new methodology provides improved visibility to identify and ultimately dispose of obsolete inventory. The Company reserved $658,000 and $681,000 at December 31, 2015 and January 3, 2015, respectively.

•
Estimated quantity losses. The Company performs an annual physical inventory during the fourth quarter each year. For those facilities that complete their physical inventory before the end of December, a reserve is established for the potential quantity losses that could occur subsequent to their physical. This reserve is based upon the most recent physical inventory results. At December 31, 2015 and January 3, 2015, the Company had $24,000 and $44,000, respectively, reserved for physical inventory quantity losses.

Environmental Reserves
As noted in Note 7 to the Consolidated Financial Statements included in Item 8 of this Form 10-K, the Company has accrued $551,000 as of December 31, 2015, for environmental remediation costs which, in management's best estimate, is sufficient to satisfy anticipated costs of known remediation requirements as explained in Note 7. Expenditures related to costs currently accrued are not discounted to their present values and are expected to be made over the next three to four years. However, as a result of the evolving nature of the environmental regulations, the difficulty in estimating the extent and necessary remediation of environmental contamination, and the availability and application of technology, the estimated costs for future environmental compliance and remediation are subject to uncertainties and it is not possible to predict the amount or timing of future costs of environmental matters which may subsequently be determined. Changes in information known to management or in applicable regulations may require the Company to record additional remediation reserves.
Impairment of Long-Lived Assets
The Company continually reviews the recoverability of the carrying value of long-lived assets. Long-lived assets are reviewed for impairment when events or changes in circumstances, also referred to as "triggering events", indicate that the carrying value of a long-lived asset or group of assets (the "Assets") may no longer be recoverable. Triggering events include: a significant decline in the market price of the Assets; a significant adverse change in the operating use or physical condition of the Assets; a significant adverse change in legal factors or in the business climate impacting the Assets' value, including regulatory issues such as environmental actions; the generation by the Assets of historical cash flow losses combined with projected future cash flow losses; or the expectation that the Assets will be sold or disposed of significantly before the end of the useful life of the Assets. The Company concluded that a triggering event occurred during the fourth quarter 2015 as the step 2 of goodwill impairment testing under ASC 350 indicated that the fair value of the Company's long-lived assets for the Metals Segment, based upon lower share prices of the Company's common stock at year-end, were lower than their carrying value.
As a result, the Company tested the recoverability of the long-lived assets by comparing the carrying amount of the Assets at the date of the test to the sum of the estimated future undiscounted cash flows expected to be generated by those Assets over the remaining useful life of the assets. In estimating the future undiscounted cash flows, the Company used projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and eventual disposition of the Assets. This approach required significant judgments including the Company's projected net cash flows, which were derived using the most recent available estimate for the reporting unit containing the Assets tested. Several key assumptions included periods of operation, projections of product pricing, production levels, product costs, market supply and demand, and inflation. As a result of this testing, it was determined that the carrying amount of the Assets were recoverable and an impairment loss for long-lived assets was not required.
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
Goodwill
Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is tested for impairment at the reporting unit level, annually in the fourth quarter and whenever circumstances indicate that the carrying value may not be recoverable. The evaluation of impairment involves using either a qualitative or quantitative approach as outlined in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 350. The initial step of the goodwill impairment test involves a comparison of the fair value of the reporting unit in which the goodwill is recorded to its carrying amount. If the reporting unit's fair value exceeds its carrying value, no impairment loss is recognized and the second step, which is a calculation of the impairment, is not performed. However, if the reporting unit's carrying value exceeds its fair value, an impairment charge equal to the difference in the carrying value of the goodwill and the implied fair value of the goodwill is recorded. Implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to the assets and liabilities of the reporting unit as if it had been acquired in a business combination. The excess of the fair value of the reporting unit over the amounts allocated to assets and liabilities is the implied fair value of goodwill. The Company completed its annual goodwill impairment evaluation using the two-step quantitative analysis during the fourth quarter 2015 and determined that all of the goodwill within its Specialty and Palmer reporting units was impaired. The Company's Specialty and Palmer reporting units had $1,260,000 and $15,898,000, respectively, of goodwill impairment during the fourth quarter of 2015, both operating as part of the Metals Segment. Goodwill remaining on our consolidated balance sheet at December 31, 2015 is $1,355,000 for MC, operating as part of the Specialty Chemicals Segment.
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
Liquidity and Capital Resources
Cash flows provided by continuing operating activities during 2015 and 2014 totaled $17,312,000 and $28,104,000 respectively, a decrease in cash flows of $10,792,000. Cash flows in 2015 were generated from net income from continuing operations totaling $8,746,000 after adding back depreciation and amortization expense of $6,755,000, the goodwill impairment charge of $17,158,000 and deducting the gain on the earn-out liability of $4,897,000, a decrease from the prior year of $5,588,000. Accounts receivable from continuing operations generated $11,381,000 cash during 2015 as sales decreased 27% for the fourth quarter of 2015 compared to the fourth quarter of 2014. Accounts receivable days outstanding remained relatively stable, decreasing from 54.9 days at the end of 2014 to 53.6 days at the end of 2015. Accounts payable negatively affected cash flows from continuing operations by $9,122,000 in 2015 as the significant inventory purchases made during the fourth quarter of 2014 in the Metals Segment, which increased the 2014 year-end accounts payable balance, were paid during 2015. Accounts payable days outstanding was consistent at 45 days for both years. Accrued income taxes generated $3,037,000 as the Company received excess tax deposits when the 2014 tax returns were filed. In prior year, these excess payments would have been applied to the subsequent year tax deposits. A decrease in inventory generated $4,173,000 of cash during 2015. This resulted from selling the incremental inventory purchased by the Metals Segment at the end of 2014 combined with a Company directive to lower inventory levels during 2015. Inventory turns, calculated on a three month basis, decreased from 3.16 turns at the end of 2014 to 1.89 turns at the end of 2015. The 2015 calculation includes Specialty's values which, by definition of being a master pipe distributor, has a lower turnover rate.
Cash flows provided by continuing operating activities during 2014 and 2013 totaled $28,104,000 and $37,000 respectively, an improvement in cash flows of $28,067,000. Cash flows in 2014 were generated from net income from continuing operations totaling $14,334,000 after adding back depreciation and amortization expense of $5,191,000 and deducting the gain on the Palmer earn-out liability of $3,476,000. Since the Company acquired Specialty on November 21, 2014, cash flows resulting from changes in operating assets and liabilities cannot be determined simply by subtracting 2014 balance sheet amounts from 2013 values. The net value of all assets and liabilities acquired are shown in the "Acquisition of Specialty Pipe & Tube, Inc." line in the investing activities section of the Consolidated Statements of Cash Flows. Accordingly, these individual acquired balances represent beginning balances for Specialty for cash flow purposes. Accounts payable favorably affected cash flows from continuing operations by $7,821,000 in 2014 as there were significant inventory purchases in the fourth quarter of 2014 in the Metals Segment which increased the 2014 year-end accounts payable balance combined with the Company experiencing an expansion in the number of accounts payable days outstanding. Accrued expenses generated $3,996,000 cash from continuing operations resulting from increases in the management incentive bonus, uncertain tax positions and current portion of the pension liability related to the closing of Bristol Fab. These increases were partially offset by lower customer advances at the end of 2014 when compared to the end of 2013.
In 2015, the Company's current assets decreased $20,375,000 and current liabilities decreased $14,099,000, from the year ended 2014 amounts, which caused working capital for 2015 to decrease by $6,276,000 to $58,304,000 from the 2014 total of $64,580,000. The current ratio for continuing operations for the year ended December 31, 2015, increased to 3.2:1 from the 2014 year-end ratio of 2.6:1.
The Company used cash during 2015 for investing activities to fund capital expenditures of $10,905,000. Included in this amount is approximately $3,428,000 for the heavy wall steel manufacturing project in the Metals Segment and $1,547,000 for the Specialty Chemical Segment expansion. Financing activities during 2015 used $7,153,000 as a result of payments on long-term debt combined with a fourth quarter 2015 dividend payment of $2,618,000. The Company also, with authorization approved by the Board of Directors, repurchased 100,400 shares at a cost of $820,460.
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
In connection with the CRI acquisition discussed in Note 18 to the Consolidated Financial Statements included in Item 8 of this Form 10-K, on August 9, 2013, the Company modified the Credit Agreement to fund this transaction. The Credit Agreement modification provided for a new ten-year term loan in the amount of $4,033,000, with monthly principal payments customized to account for the 20 year amortization of the real estate assets combined with a 5-year amortization of the equipment assets purchased. In conjunction with the new term loan, to mitigate the variability of interest rate risk, the Company entered into an interest rate swap contract (the "CRI swap") on September 3, 2013. The CRI swap had an initial notional amount of $4,033,250 with a fixed interest rate of 4.83% and runs for ten years to August 19, 2023, which equates to the due date of the term loan. The notional amount of the CRI swap decreases as monthly principal payments are made.
In connection with the Specialty acquisition on November 21, 2014 discussed in Note 18 to the Consolidated Financial Statements included in Item 8 of this Form 10-K, the Credit Agreement was again modified to increase the limit of the credit facility to $40,000,000 and extend the maturity date to November 21, 2017. The Credit Agreement modification provided for a new five-year term loan of $10,000,000 that required equal monthly payments of $166,667 plus interest. Interest on the Credit Agreement is calculated using the One Month LIBOR (as defined in the Credit Agreement), plus a pre-defined spread, based on the Company's Total Funded Debt to EBITDA ratio (as defined in the Credit Agreement). Borrowings under the line of credit are limited to an amount equal to a borrowing base calculation that includes eligible accounts receivable, inventories and other non-capital assets.
Although the swap agreements obtained for the Palmer and CRI acquisitions are expected to effectively offset variable interest in the borrowings, hedge accounting will not be utilized. Therefore, changes in its fair value are being recorded in current assets or liabilities, as appropriate, with corresponding offsetting entries to other income (expense).
Pursuant to the Credit Agreement, the Company was required to pledge all of its tangible and intangible properties. Covenants under the Credit Agreement include maintaining a certain Total Funded Debt to EBITDA ratio (as defined in the Credit Agreement), a minimum tangible net worth, and total liabilities to tangible net worth ratio. The Company will also be limited to a maximum amount of capital expenditures per year, which is in line with the Company's currently projected needs. At December 31, 2015, the Company was in compliance with all debt covenants.
Results of Operations
Comparison of 2015 to 2014 – Consolidated
For the full-year 2015, the net loss from continuing operations totaled $10,269,000, or $1.18 loss per share. This compared to full-year 2014 net earnings from continuing operations of $12,619,000, or $1.45 per share. For the fourth quarter of 2015 the Company recorded a net loss from continuing operations of $17,717,000, or $2.04 loss per share. This compares to net earnings from continuing operations of $1,409,000, or $0.16 per share for fourth quarter of 2014.The fourth quarter and full-year 2015 results were impacted by a fourth quarter 2015 pretax charge of $17,158,000, representing the impairment of goodwill for two Metals Segment business units, Palmer and Specialty. The non-cash charge represents the application of ASC Topic 350 requiring (at least annual) impairment assessments of goodwill recorded by our business units. This assessment involves a comparison of the book value of the business units to fair value determined through analysis of management’s financial projections, as well as consideration of our market capitalization. The results of the impairment analysis were significantly impacted by the Company’s stock price of $6.88 per share at December 31, 2015. A more detailed description of the accounting assessment is provided below.
Consolidated gross profit from continuing operations decreased 23 percent to $25,319,000 in 2015, compared to $32,929,000 in 2014, and, as a percent of sales, decreased to 14 percent of sales in 2015 compared to 17 percent of sales in 2014. For the fourth quarter of 2015, consolidated gross profit from continuing operations was $3,424,000, a decrease of 58 percent from the fourth quarter of 2014 of $8,247,000. Consolidated gross profit from continuing operations was ten percent of sales for the fourth quarter of 2015 and 17 percent of sales for same period of 2014. The decreases in dollars and in percentage of sales were attributable to the Metals Segment as discussed in the Metals Segment Comparison of 2015 to 2014 below. Consolidated selling, general and administrative expense from continuing operations for 2015 increased by $5,470,000 to $22,059,000, or 13 percent of sales, compared to $16,589,000, or eight percent of sales for 2014. These costs increased $1,203,000 during the fourth quarter of 2015 compared to the same period of 2014 and were 16 percent of sales for the fourth quarter 2015 compared to nine percent of sales for the fourth quarter of 2014. The dollar increase for both the year and fourth quarter of 2015 when compared to the same periods of 2014 resulted primarily from the inclusion of Specialty's selling, general and administrative expenses for the entire year and quarter for 2015. Since Specialty was acquired in November 2014, only a portion of their selling, general, and administrative expenses were included in the prior year. This accounted for $3,746,000 and $561,000 of the annual and fourth quarter increase in selling, general and administrative costs for 2015. The remainder of the increase resulted from higher professional fees and increased salaries and wages, partly offset by lower incentive based bonuses and sales commissions. In addition, the Company incurred $500,000 for one-time acquisition costs associated with the Specialty acquisition in 2015 compared to $302,000 of one-time acquisition costs associated with this acquisition in 2014. These costs were $46,000 and $305,000 for the fourth quarters of 2015 and 2014, respectively. All of these items will be discussed in greater detail in the respective sections below.
Comparison of 2014 to 2013 – Consolidated
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
Metals Segment – The following table summarizes operating results from continuing operations and backlogs for the three years indicated. Reference should be made to Note 15 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

	2015		2014		2013
(in thousands)	Amount	%	Amount	%	Amount	%
Net sales	$114,908	100.0%	$134,304	100.0%	$140,233	100.0%
Cost of goods sold	100,077	87.1%	112,486	83.8%	130,166	92.8%
Gross profit	14,831	12.9%	21,818	16.2%	10,067	7.2%
Selling, general and administrative expense	12,009	10.5%	8,307	6.2%	8,804	6.3%
Goodwill impairment	17,158	14.9%	—	—%	—	—%
Business interruption proceeds	(1,246)	(1.1)%	—	—%	—	—%
Operating (loss) income	$(13,090)	(11.4)%	$13,511	10.1%	$1,263	0.9%
Year-end backlog - Storage tanks	$9,964		$12,229		$11,477

Comparison of 2015 to 2014 – Metals Segment
The Metals Segment sales from continuing operations decreased 14 percent for 2015 as compared to 2014 and sales for the fourth quarter of 2015 totaled $22,420,000, a decrease of 30 percent compared to 2014 results. The following factors resulted in the decreased sales in 2015. Storage tank sales decreased 38% and 50% for the year and fourth quarter, respectively, of 2015 when compared to the same periods of 2014. The decrease in storage tank sales for the year and fourth quarter of 2015 when compared to the same periods of 2014 resulted from a decrease in demand for storage tank products due to lower oil prices in 2015 combined with a fire occurring at the facility in late April. The Company was adequately insured for the fire and the proceeds from business interruption insurance payments for May through October were recorded in the operating income section of the Consolidated Statements of Operations. The facility was 100% operational at the end of the third quarter of 2015.
Incremental sales of heavy-walled carbon steel pipe and tube products attributable to the Company's November 21, 2014 acquisition of Specialty, accounted for incremental sales of $15,489,000 and $753,000 for the year and fourth quarter, respectively, of 2015.
Stainless steel pipe sales from continuing operations decreased 23 percent and 31 percent for the year and fourth quarter, respectively, of 2015 when compared to the prior year. The pipe sales decrease for the year resulted from an eleven percent decrease in average unit volumes and a twelve percent decrease in average selling prices. The Metals segment's commodity unit volumes for the year of 2015 decreased twelve percent while non-commodity unit volumes decreased approximately eight percent. Selling prices for commodity pipe decreased approximately eight percent while selling prices for non-commodity pipe decreased 20 percent. The non-commodity price decrease was largely attributable to mix differences between the years.
The pipe sales decrease for the fourth quarter of 2015 resulted from an approximate twelve percent decrease in average unit volumes combined with an approximate 20 percent decrease in average selling prices. In the fourth quarter 2015, the Metals Segment's commodity unit volumes decreased approximately one percent while non-commodity unit volumes decreased approximately 33 percent. Selling prices for commodity pipe decreased 28 percent while selling prices for non-commodity pipe increased one percent.
The sales decreases resulted from low nickel prices in 2015. Decreasing nickel surcharges reduced the price per pound of stainless steel pipe along with delaying re-stocking purchases from the distributors. Also, imports of stainless steel pressure pipe from India have increased at prices well below market prices in the United States. These unfairly traded imports have hurt the domestic industry's sales volumes, pricing and profits. On September 20, 2015, the Company joined three other stainless steel pipe manufacturers and petitioned the Department of Commerce ("DOC") and the U.S. International Trade Commission ("ITC") to apply antidumping and countervailing duties of imports of welded stainless pressure pipe from India. Even though the Company has been successful in past unfair trade proceedings, this case in pending and there is no assurance that this action will result in a favorable outcome to the petitioners.
Operating income from continuing operations for the entire year and fourth quarter of 2015 when compared to the same periods of 2014 was impacted by the following four factors:

a)
The inclusion of the operating results of Specialty for the full year of 2015 compared to one month in 2014. Excluding the goodwill impairment charge which is described below, Specialty had an operating income of $1,611,000 and an operating loss of $90,000 for the full-year and fourth quarter 2015, respectively, compared to $505,000 of operating income for both the full-year and fourth quarter 2014;

b)	Continued low oil and gas prices had an unfavorable effect on sales and profits for our storage tank and carbon pipe distribution facilities, as well as our stainless steel welded pipe markets;

c)	The dumping of welded stainless pressure pipe from India resulted in lower sales, as well as margin compression during 2015; and

d)
As a result of a continued drop in nickel prices during 2015, the Company experienced inventory losses of approximately $8,079,000 and $2,363,000 for the full-year and fourth quarter 2015, respectively. This compares to inventory losses of approximately $107,000 and $228,000, respectively, for the same periods of 2014.

Selling, general and administrative expense from continuing operations increased $3,702,000, or 45 percent in 2015 when compared to 2014. This expense category was ten percent of sales for 2015 and six percent of sales for 2014. The increase resulted from including selling, general and administrative expenses for Specialty for the entire year for 2015 compared to only six weeks in 2014. These higher costs amounted to $3,746,000.
The fire at the storage tank facility in late April 2015 shut down the fiberglass fabrication area of the facility resulting in financial losses. These losses were offset by business interruption insurance proceeds of $1,246,000 and $189,000, for the full-year and fourth quarter 2015, respectively.
As a result of the required annual (or more frequent) multi-step analysis to determine whether or not the book value of goodwill is impaired, the Company recognized a pre-tax charge of $17,158,000 representing the combined value of goodwill impairments for the Company's Specialty and Palmer reporting units. During the Company’s performance of the first step in this process the Company employed a discounted cash flow methodology based on management’s financial projections to estimate the fair value of its business units. The results of the discounted cash flow analysis preliminarily indicated that the calculated fair value of the business units was in excess of the book value (including goodwill). However, the Company also considered the large decline in its share price and was required to analyze the difference between fair value determined using market capitalization as its basis, compared to fair value determined using the previously described discounted cash flow method. With the share price decline, the Company's market capitalization at the end of 2015 was less than $60,000,000. This was down from $164,000,000 at the end of 2014. Due to the decline in market capitalization of over $100,000,000 during 2015, the Company's analysis concluded there is an impairment to the goodwill for Specialty and Palmer, both with the most significant exposure to declines in the oil and gas market. While this represents a permanent impairment, it is based on stock pricing dynamics that we do not believe currently reflect the future value of the two impacted business units. In 2015, both businesses were EBITDA positive, during a period we believe represents the bottom of the market for the oil and gas segments of their business. In addition, both businesses have maintained or gained market share, and stand ready to support our customer base when those markets inevitably rebound.
Comparison of 2014 to 2013 – Metals Segment
The Metals Segment's sales from continuing operations decreased four percent for 2014 as compared to 2013 and sales for the fourth quarter of 2014 totaled $32,212,000, an increase of two percent over 2013 results. The following factors resulted in the decreased sales in 2014. The Bechtel nuclear pipe project was completed early in the fourth quarter of 2013 combined with a shortfall in storage tank sales in 2014, mainly in the fourth quarter due to severe winter weather in West Texas which prevented the delivery and installation of several tank batteries. Also, there were fewer salt water disposal projects for our storage tank facility in 2014. Gross profit from continuing operations for 2014 increased 117 percent to $21,818,000, or 16 percent of sales, compared to 2013's year-end total of $10,067,000, or seven percent of sales. For the fourth quarter of 2014, gross profit from continuing operations was $5,620,000, or 17 percent of sales, compared to gross profit from continuing operations for the fourth quarter of 2013 of $181,000, or one percent of sales. The Segment experienced operating income from continuing operations of $13,511,000 and $2,511,000 for the year and fourth quarter of 2014, respectively, compared to operating income of $1,263,000 and an operating loss of $1,885,000, respectively, for same periods of 2013.
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

Specialty Chemicals Segment – The following tables summarize operating results for the three years indicated. Reference should be made to Note 15 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

	2015		2014		2013
(Amounts in thousands)	Amount	%	Amount	%	Amount	%
Net sales	$60,552	100.0%	$65,201	100.0%	$56,518	100.0%
Cost of goods sold	50,064	82.7%	54,089	83.0%	46,786	82.8%
Gross profit	10,488	17.3%	11,112	17.0%	9,732	17.2%
Selling, general and administrative expense	4,823	8.0%	4,982	7.6%	3,989	7.1%
Operating income	$5,665	9.4%	$6,130	9.4%	$5,743	10.1%

Comparison of 2015 to 2014 – Specialty Chemicals Segment
Sales for the Specialty Chemicals Segment decreased seven percent from 2014 totaling $60,552,000 for 2015 compared to $65,201,000 in 2014. For the fourth quarter of 2015, sales were $13,145,000, representing a 20 percent decrease from the same quarter of 2014. Pounds shipped during the full-year increased by six percent for 2015 compared to 2014. For the fourth quarter of 2015, pounds shipped decreased ten percent. The annual increase resulted from the ramping up of the BioBased Technologies LLC project in early 2015 offset partially by lower chemical sales into the oil and gas market. Overall selling prices decreased twelve percent and eleven percent for the full-year and fourth quarter, respectively, of 2015 compared to the same periods of 2014. The change in lower selling prices from 2014 on a year-to-date basis is primarily due to lower raw materials costs. While this negatively impacts the Company's top line sales, this is significantly offset by lower input costs.
The Specialty Chemicals Segment's operating income for the full-year of 2015 decreased eight percent to $5,665,000. The fourth quarter of 2015 decreased 23 percent from the prior year quarter to $1,040,000. The decrease in operating income resulted from lower sales, primarily associated with weak demand from the oil and gas sector, combined with higher repairs and maintenance, utilities, waste disposal and depreciation expenses. Tolled products continue to outperform management's acquisition projections and had a positive impact on profitability during the full year of 2015.
Selling, general and administrative expense decreased $165,000 or three percent in 2015 when compared to 2014, which represented eight percent of sales for both periods. For the fourth quarter, selling, general and administrative expense was $1,071,000 in 2015, a decrease of $198,000 when compared to the same period of 2014. These decreases resulted from lower sales commissions in 2015 ($405,000 and $151,000 lower for the full-year and fourth quarter, respectively) and lower incentive based bonuses ($191,000 and $93,000 lower for the full-year and fourth quarter, respectively). For the full-year of 2015, these costs were slightly offset by higher salaries and wages (up $396,000).
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

Unallocated Income and Expense
Reference should be made to Note 15 to the Consolidated Financial Statements, included in Item 8 of this Form 10-K, for the schedule that includes these items.
Comparison of 2015 to 2014 – Corporate
Corporate expenses for 2015 were $5,227,000, or three percent of sales from continuing operations, compared to $3,300,000, or two percent of sales from continuing operations for 2014, an increase of of $1,927,000, or 58 percent. The twelve month increase resulted primarily from:

•
Professional fees increased $1,302,000 from the prior year resulting from the change in the Company's Independent Registered Public Accounting Firm in addition to additional services obtained surrounding income tax provision review, Sarbanes-Oxley compliance, registration statement filing and SEC comment letter response;

•	Personnel costs were $515,000 higher than the prior year as additional personnel were added to strengthen the Company's corporate staff combined with normal annual rate increases;

•	Performance based bonuses decreased $427,000 from the prior year due to lower current year profitability;

•	Travel expenses were $192,000 higher than the prior year in order to provide the necessary oversight to our various facilities; and

•	Directors' fees increased $125,000 as an additional director was added during 2015 along with increases to the annual retainer during 2015.
It should be noted that $765,000 of these are costs that are not expected to recur in 2016 and beyond.
Acquisition costs of $500,000 during the total year of 2015 mainly represent professional fees associated with the Specialty acquisition.
Interest expense increased to $1,232,000 for 2015 compared to $1,092,000 for 2014. The higher interest expense in 2015 is due to a full year of borrowings on the Company's line of credit plus the additional fixed term bank debt associated with the Specialty acquisition in November 2014. Also, unallocated corporate expenses increased by $42,000 for the change in fair value of the interest rate swap contracts, compared to an increase of $426,000 for the full-year 2014.
During 2014 and 2015, management reviewed the earn-out reserves for the Palmer and Specialty acquisitions and determined there was no likelihood the minimum threshold sales target would be achieved. As a result, the Company recorded favorable adjustments to earn-out payment liabilities totaling $4,897,000 and $3,476,000 for the full years 2015 and 2014, respectively.
In the fourth quarter of 2015 the Company received final proceeds from settlement of the insurance claim for the fire at Palmer and booked a casualty insurance gain of $923,000. That amount represents the value of insurance payments exceeding the net book value of assets damaged in the loss. The favorable casualty gain adjustment was recorded at the parent company level.
Other income of $135,000 for the twelve months of 2015 represents life insurance proceeds received in excess of cash surrender value for a former officer of the Company.
Comparison of 2014 to 2013 – Corporate
Corporate expenses for 2014 were $3,300,000, or two percent of sales from continuing operations, compared to $3,243,000, or two percent of sales from continuing operations for 2013. This represents an increase of $58,000 or two percent. Higher incentive based bonuses for 2014 were partially offset by lower travel and shelf registrations costs.
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
The actual second year EBITDA for Palmer fell below the minimum target level defined in their SPA and no earn-out was paid in 2014. Accordingly, a one-time favorable adjustment to the Palmer earn-out accrual was made during 2014 for $3,476,000. As of January 3, 2015, management expected Palmer to achieve the minimum EBITDA levels and the first tier of earn-out was expected to be paid out in 2015 for the third year of the program.

Contractual Obligations and Other Commitments
As of December 31, 2015, the Company's contractual obligations and other commitments were as follows:

(Amounts in thousands)		Payment Obligations for the Year Ended
	Total	2016	2017	2018	2019	2020	Thereafter
Obligations:
Revolving credit facility	$1,876	$—	$1,876	$—	$—	$—	$—
Term loans	26,204	4,534	4,534	4,497	4,258	2,424	5,957
Interest on bank debt	3,187	870	705	545	407	293	367
Capital lease	100	23	23	23	23	8	—
Operating leases	963	156	118	147	137	139	266
Deferred compensation (1)	257	36	21	21	21	21	137
Total	$32,587	$5,619	$7,277	$5,233	$4,846	$2,885	$6,727

(1)	For a description of the deferred compensation obligation, see Note 6 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.
Current Conditions and Outlook
Two main factors continue to affect the Company's outlook as it continues into 2016: low nickel and oil prices.
Nickel prices, which are reflected in the sales price of the Company's stainless steel products, have fallen consistently during 2015 with nickel decreasing 13 percent, seven percent, 18 percent and 15 percent sequentially during the four quarters of 2015, respectively. That decline and general market weakness led to total metal and inventory losses of $8,079,000 as noted above. However, the inventory gains and losses are determined by a number of factors including sales mix and the holding period of particular products. As a consequence, there may not be a direct correlation between the direction of stainless steel surcharges and inventory profits or losses at a particular point in time. The Company foresees a more neutral scenario in 2016, as nickel prices are currently extremely low and have shown some resilience at a level where, in management's opinion, they should be near the bottom of the cycle. The Company is not predicting any appreciable upward movement, but is also not predicting any further significant downward movement through year-end 2016. In addition, the Company implemented a costless collar hedging program in 2016 that will provide downside coverage if any further significant downward movement is experienced in pricing.
Lower oil prices affect the demand for products throughout the Metals Segment, and with oil prices expected to remain weak during 2016, sales for storage tanks and carbon pipe will continue to remain at low levels throughout 2016, with annualized run rates in those two markets down approximately eight percent from 2015 full-year levels.
In addition, the Company continues to follow the domestic manufacturers' anti-dumping and countervailing duty petitions entered during 2015. The Company expects the favorable initial ruling received during the fourth quarter to be followed with a favorable final determination by the fourth quarter of 2016. The Company believes this has already led to some favorable order booking activity compared to earlier in 2015 and we expect that to continue in 2016.
The Metals Segment's business continues to be highly dependent on its customers' capital expenditures, which are currently at very low levels. The Company saw signs of improved order activity with some restocking by distribution customers during the fourth quarter. However, even with some improvements in 2016 as compared to very low second half 2015 activity levels, 2016 sales are expected to be down approximately seven percent on a full-year basis compared to 2015.
The Specialty Chemicals Segment's sales should show modest improvement during 2016 when compared to 2015 as new business opportunities are being actively pursued and offsetting some declines in base business. In addition, an improved product mix should result in better gross margins.
Net income should improve for 2016, when compared to 2015 ongoing operating results based upon the belief that (1) markets will be stable to modestly improved in 2016 as compared to second half 2015 run rates, (2) sales and profits related to the completed heavy wall project at BRISMET will positively contribute to the year's results, (3) new business opportunities will come to fruition for the Specialty Chemicals Segment during 2016, (4) the Company will experience the benefits of avoiding some costs experienced in 2015 that are not expected to recur and (5) non-recurrence of the goodwill impairment that happened in 2015.

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
Fair value of the Company's debt obligations, which approximated the recorded value, consisted of:
At December 31, 2015

•	$1,876,000 under a $40,000,000 revolving line of credit expiring on November 21, 2017 with a variable interest rate of 2.00 percent.

•	$15,000,000 under a term loan expiring August 21, 2022 with a variable interest rate of 2.65 percent.

•
An interest rate swap contract with a notional amount of $15,000,000 which fixes the term loan interest rate at 3.74 percent. The fair value of the interest rate swap contract was a liability to the Company of $40,000.

•	$3,371,000 under a term loan expiring August 19, 2023 with a variable interest rate of 2.40 percent.

•
An interest rate swap contract with a notional amount of $3,371,000 which fixes the term loan interest rate at 4.83 percent. The fair value of this interest rate swap contract was a liability to the Company of $206,000.

•	$7,833,000 under a term loan expiring November 21, 2019 with a variable interest rate of 2.30 percent.
At January 3, 2015

•	$885,000 under a $40,000,000 revolving line of credit expiring on November 21, 2017 with a variable interest rate of 1.77 percent.

•	$17,250,000 under a term loan expiring August 21, 2022 with a variable interest rate of 2.42 percent.

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

Consolidated Balance Sheets
As of December 31, 2015 and January 3, 2015

	2015	2014
Assets
Current assets
Cash and cash equivalents	$391,424	$26,623
Accounts receivable, less allowance for doubtful accounts of $247,000 and $1,114,814, respectively	17,788,131	29,229,927
Inventories, net
Raw materials	34,821,694	38,405,587
Work-in-process	5,096,515	7,128,602
Finished goods	23,897,426	22,140,481
Total inventories	63,815,635	67,674,670
Deferred income taxes	—	2,921,654
Prepaid expenses and other current assets	2,943,236	5,460,344
Total current assets	84,938,426	105,313,218

Cash value of life insurance	1,500,781	2,046,512
Property, plant and equipment, net	46,294,271	39,937,466
Goodwill	1,354,730	23,250,201
Intangible assets, net	14,745,825	17,001,525
Deferred charges, net and other non-current assets	187,384	300,308

Total assets	$149,021,417	$187,849,230

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$12,265,930	$21,388,298
Accrued expenses	9,733,880	14,684,686
Current portion of long-term debt	4,533,908	4,533,908
Current portion of environmental reserves	101,000	126,000
Total current liabilities	26,634,718	40,732,892

Long-term debt, less current portion	23,545,801	27,255,442
Long-term environmental reserves	450,000	450,000
Long-term deferred compensation	146,257	209,500
Long-term earn-out liability	—	2,596,516
Deferred income taxes	3,016,954	6,438,146
Other long-term liabilities	73,393	713,181

Shareholders' equity
Common stock, par value $1 per share - authorized 24,000,000 and 12,000,000 shares, respectively; issued 10,300,000 shares	10,300,000	10,300,000
Capital in excess of par value	34,476,240	34,054,374
Retained earnings	65,029,474	79,167,323
	109,805,714	123,521,697
Less cost of common stock in treasury: 1,663,314 and 1,589,698 shares, respectively	14,651,420	14,068,144
Total shareholders' equity	95,154,294	109,453,553
Commitments and contingencies – see Note 13

Total liabilities and shareholders' equity	$149,021,417	$187,849,230

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations
Years ended December 31, 2015, January 3, 2015 and December 28, 2013

	2015	2014	2013
Net sales	$175,460,438	$199,504,628	$196,751,175

Cost of sales	150,141,663	166,575,146	176,953,036

Gross profit	25,318,775	32,929,482	19,798,139

Selling, general and administrative expense	22,058,509	16,588,684	16,034,428
Acquisition related costs	499,761	301,715	264,186
Business interruption proceeds	(1,246,024)	—	—
Goodwill impairment	17,158,249	—	—
Operating (loss) income	(13,151,720)	16,039,083	3,499,525
Other (income) and expense
Interest expense	1,232,285	1,091,694	1,357,328
Change in fair value of interest rate swap	41,580	425,543	(740,832)
Specialty and Palmer earn-out adjustments	(4,897,448)	(3,476,197)	—
Gain on bargain purchase, net of taxes	—	—	(1,077,332)
Casualty insurance gain	(923,470)	—	—
Other, net	(134,389)	(6,744)	(147,687)
(Loss) income before income taxes	(8,470,278)	18,004,787	4,108,048
Provision for income taxes	1,799,000	5,386,000	1,210,000

Net (loss) income from continuing operations	(10,269,278)	12,618,787	2,898,048

Net loss from discontinued operations, net of tax	(1,251,058)	(7,156,524)	(1,137,484)

Net (loss) income	$(11,520,336)	$5,462,263	$1,760,564

Net (loss) income per common share from continuing operations:
Basic	$(1.18)	$1.45	$0.42
Diluted	$(1.18)	$1.45	$0.42

Net loss per diluted common share from discontinued operations:
Basic	$(0.14)	$(0.82)	$(0.16)
Diluted	$(0.14)	$(0.82)	$(0.16)

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Cost of Common Stock in Treasury	Total
Balance at December 29, 2012	$8,000,000	$1,398,612	$76,836,761	$(14,461,305)	$71,774,068

Net income	—	—	1,760,564	—	1,760,564
Payment of dividends, $0.26 per share	—	—	(2,259,728)	—	(2,259,728)
Issuance of 17,572 shares of common stock from the treasury	—	(33,545)	—	154,741	121,196
Stock options exercised for 13,495 shares, net	—	28,660	—	109,366	138,026
Employee stock option and grant compensation	—	331,362	—	—	331,362
Issuance of 2,300,000 shares of common stock	2,300,000	31,932,625	—	—	34,232,625
Balance at December 28, 2013	10,300,000	33,657,714	76,337,597	(14,197,198)	106,098,113

Net income	—	—	5,462,263	—	5,462,263
Payment of dividends, $0.30 per share	—	—	(2,632,537)	—	(2,632,537)
Issuance of 14,522 shares of common stock from the treasury	—	(8,341)	—	127,881	119,540
Stock options exercised for 7,980 shares, net	—	40,844	—	1,173	42,017
Employee stock option and grant compensation	—	364,157	—	—	364,157
Balance at January 3, 2015	10,300,000	34,054,374	79,167,323	(14,068,144)	109,453,553

Net loss	—	—	(11,520,336)	—	(11,520,336)
Payment of dividends, $0.30 per share	—	—	(2,617,513)	—	(2,617,513)
Issuance of 26,118 shares of common stock from the treasury	—	(102,237)	—	231,290	129,053
Stock options exercised for 666 shares, net	—	2,408	—	5,894	8,302
Employee stock option and grant compensation	—	521,695	—	—	521,695
Purchase of 100,400 shares of common stock	—	—	—	(820,460)	(820,460)
Balance at December 31, 2015	$10,300,000	$34,476,240	$65,029,474	$(14,651,420)	$95,154,294

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Years ended December 31, 2015, January 3, 2015 and December 28, 2013

	2015	2014	2013
Operating activities
Net (loss) income	$(11,520,336)	$5,462,263	$1,760,564
Income from discontinued operations, net of tax	1,251,058	7,156,524	1,137,484
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	4,356,911	3,724,757	3,074,369
Amortization expense	2,398,001	1,466,395	1,597,578
Goodwill impairment charge	17,158,249	—	—
Deferred income taxes	150,462	796,916	(1,325,781)
Bargain gain on acquisition of CRI, net of taxes	—	—	(1,077,332)
Earn-out adjustments	(4,897,448)	(3,476,197)	—
Provision for (reduction of) losses on accounts receivable	60,855	72,100	(229,230)
Provision for losses on inventories	2,003,885	2,548,196	169,810
(Gain) loss on sale of property, plant and equipment	(18,277)	26,800	8,044
Casualty insurance gain	(923,470)	—	—
Cash value of life insurance	(82,504)	(39,093)	(161,530)
Change in fair value of interest rate swap	41,581	425,543	(740,832)
Environmental reserves	(25,000)	(50,000)	(14,000)
Issuance of treasury stock for director fees	118,762	110,501	127,989
Employee stock option and grant compensation	521,695	364,157	331,362
Changes in operating assets and liabilities:
Accounts receivable	11,380,941	3,448,709	642,125
Inventories	4,173,337	(3,298,982)	(2,659,949)
Other assets and liabilities, net	(718,787)	(1,164,297)	(303,959)
Accounts payable	(9,122,368)	7,820,957	879,632
Accrued expenses	(2,034,303)	3,995,534	(2,316,263)
Accrued income taxes	3,038,362	(1,287,007)	(863,495)
Net cash provided by continuing operating activities	17,311,606	28,103,776	36,586
Net cash (used in) provided by discontinued operating activities	(849,974)	785,249	(5,578,384)
Net cash provided by (used in) operating activities	16,461,632	28,889,025	(5,541,798)
Investing activities
Purchases of property, plant and equipment	(10,905,230)	(8,065,992)	(5,648,290)
Proceeds from sale of property, plant and equipment	21,500	8,000	136,297
Acquisition of CRI	—	—	(4,527,762)
Acquisition of Specialty	—	(31,490,433)	—
Cash received from Specialty acquisition	—	12,960	—
Proceeds from casualty insurance	1,219,048	—	—
Proceeds from life insurance settlement	720,518	—	703,331
Net cash used in continuing investing activities	(8,944,164)	(39,535,465)	(9,336,424)
Net cash provided by (used in) discontinued investing activities	—	3,139,106	(115,472)
Net cash used in investing activities	(8,944,164)	(36,396,359)	(9,451,896)
Financing activities
Net borrowings from (payments on) line of credit	990,929	884,637	(18,060,894)
Borrowings from long-term debt	—	10,000,000	4,033,250
Payments on long-term debt	(4,700,570)	(2,533,903)	(2,401,103)
Payments on capital lease obligation	(13,355)	—	—
Proceeds from sale of common stock	—	—	34,232,625
Proceeds from exercised stock options	8,302	42,017	138,026
Dividends paid	(2,617,513)	(2,632,537)	(2,259,728)
Purchase of common stock	(820,460)	—	—
Net cash (used in) provided by financing activities	(7,152,667)	5,760,214	15,682,176
Increase (decrease) in cash and cash equivalents	364,801	(1,747,120)	688,482
Cash and cash equivalents at beginning of year	26,623	1,773,743	1,085,261
Cash and cash equivalents at end of year	$391,424	$26,623	$1,773,743

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 Summary of Significant Accounting Policies
Description of Business
Synalloy Corporation (the "Company"), a Delaware corporation, was incorporated in 1958 as the successor to a chemical manufacturing business founded in 1945. Its charter is perpetual. The name was changed on July 31, 1967 from Blackman Uhler Industries, Inc. On June 3, 1988, the state of incorporation was changed from South Carolina to Delaware. The Company's executive offices are located at 4510 Cox Road, Suite 201, Richmond, Virginia 23060 and 775 Spartan Boulevard, Suite 102, Spartanburg, South Carolina 29301.
The Company's business is divided into two reportable operating segments, the Metals Segment and the Specialty Chemicals Segment. The Metals Segment currently operates as three reportable units including BRISMET, Palmer and Specialty. Two other operations, Bristol Fab and Ram-Fab, were sold or closed during 2014; see Note 19. BRISMET manufactures pipe, Palmer manufactures liquid storage solutions and separation equipment and Specialty is a master distributor of seamless carbon pipe and tube. The Specialty Chemicals Segment operates as one reportable unit including MC and CRI Tolling and produces specialty chemicals.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. The Metals Segment is comprised of three subsidiaries: Synalloy Metals, Inc. which owns 100 percent of Bristol Metals, LLC, located in Bristol, Tennessee; Palmer of Texas Tanks, Inc., located in Andrews, Texas and Specialty Pipe & Tube, Inc., located in Mineral Ridge, Ohio and Houston, Texas. The Specialty Chemicals Segment consists of two subsidiaries: Manufacturers Soap and Chemical Company which owns 100 percent of Manufacturers Chemicals, LLC, located in Cleveland, Tennessee and CRI Tolling, LLC, located in Fountain Inn, South Carolina. All significant intercompany transactions have been eliminated.
Accounting Period
On December 31, 2015, the Company elected to change its fiscal year from a 52-53 week year ending the Saturday nearest to December 31 to a calendar year ending December 31 effective with fiscal year 2015. The Company made this change prospectively and did not adjust operating results for prior periods. Fiscal year 2015 ended on December 31, 2015. Fiscal year 2014 ended on January 3, 2015 having 53 weeks. Fiscal year 2013 ended on December 28, 2013 having 52 weeks.
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
Inventories
Inventories are stated at the lower of cost or market. Cost is determined by either specific identification or weighted average methods.
Inventory cost is adjusted when its market value is estimated to be below manufacturing cost. At the end of each quarter, all facilities review recent sales reports to identify sales price trends that would indicate products or product lines that are being sold below our cost. This would indicate that a LCM inventory adjustment would be required. As of December 31, 2015, an LCM adjustment was required by our Metals Segment mainly due to decreases in nickel prices. Stainless steel, both in its raw material (coil or plate) or finished goods (pipe) state is purchased / sold using a base price plus an additional surcharge which is dependent on current nickel prices. As raw materials are purchased, it is priced to the Company based upon the surcharge at that date. When the finished pipe is ultimately sold to the customer approximately five months later, the then-current nickel surcharge is used to determine the proper selling prices. An LCM adjustment is established when the Company's inventory cost, based upon a historical nickel price, is greater than the current selling price of that product due to a reduction in the nickel surcharge. A $1,237,000 LCM adjustment was required at December 31, 2015. No adjustment was needed at January 3, 2015.
The Company establishes inventory reserves for:

•
Estimated obsolete or unmarketable inventory. As of December 31, 2015, the Company identified inventory items with no sales activity for finished goods or no usage for raw materials for a certain period of time. For those inventory items that are not currently being marketed and unable to be sold, a reserve was established for 100 percent of the inventory cost. At the end of the prior year, various discount factors were applied to the various levels of aged inventory to determine the obsolete inventory reserve. The Company reserved $658,000 and $681,000 at December 31, 2015 and January 3, 2015, respectively.

•
Estimated quantity losses. The Company performs an annual physical count of inventory during the fourth quarter each year. For those facilities that complete their physical inventory counts before the end of December, a reserve is established for the potential quantity losses that could occur subsequent to their physical inventory. This reserve is based upon the most recent physical inventory results. At December 31, 2015 and January 3, 2015, the Company had $24,000 and $44,000, respectively, reserved for physical inventory quantity losses.

Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful life of the assets. Land improvements and buildings are depreciated over a range of ten years to 40 years, and machinery, fixtures and equipment are depreciated over a range of three to 20 years. The costs of software licenses are amortized over five years using the straight-line method. The Company continually reviews the recoverability of the carrying value of long-lived assets. The Company also reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. When the future undiscounted cash flows of the operation to which the assets relate do not exceed the carrying value of the asset, the assets are written down to fair value.
Business Combinations
Acquisitions are accounted for using the acquisition method of accounting for business combinations in accordance with GAAP. Under this method, the total consideration transferred to consummate the acquisition is allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the closing date of the acquisition. The acquisition method of accounting requires extensive use of estimates and judgments to allocate the consideration transferred to the identifiable tangible and intangible assets acquired, if any, and liabilities assumed.
Goodwill, Intangible Assets and Deferred Charges
Goodwill, arising from the excess of purchase price over fair value of net assets of businesses acquired, is not amortized but is reviewed annually, at the reporting unit level, in the fourth quarter for impairment and whenever events or circumstances indicate that the carrying value may not be recoverable.
The Company evaluates goodwill for impairment by performing a qualitative evaluation and a two-step quantitative test, if required, which involves comparing the estimated fair value, based on a discounted cash flow model, of the associated reporting unit to its carrying value, including goodwill. The Company performed the two-step quantitative test during the fourth quarter of 2015 and recorded an impairment charge of approximately $17,158,000. See Note 4 for further details on the Company's evaluation of of goodwill impairment.
Intangible assets represent the fair value of intellectual, non-physical assets resulting from business acquisitions. Deferred charges represent other intangible assets such as debt issuance costs. Intangible assets are amortized over their estimated useful lives using either an accelerated or straight-line method. Debt issuance costs are amortized on a weighted average basis utilizing the outstanding balance for each debt facility. Other deferred charges are amortized over their estimated useful lives using the straight-line method. Deferred charges are amortized over a period ranging from three to ten years and intangible assets are amortized over a period ranging from ten to 15 years. The weighted average amortization period for the customer relationships is approximately twelve years. Deferred charges and intangible assets totaled $21,001,000 and $20,961,000 at December 31, 2015 and January 3, 2015, respectively. Accumulated amortization of deferred charges and intangible assets as of December 31, 2015 and January 3, 2015 totaled $6,068,000 and $3,670,000, respectively. Estimated amortization expense for the next five fiscal years based on existing deferred charges and intangible assets is: 2016 - $2,185,000, 2017 - $2,032,000, 2018 - $1,868,000; 2019 - $1,733,000; 2020 - $1,725,000; and thereafter - $5,390,000. The Company recorded amortization expense of $2,398,000, $1,466,000 and $1,598,000 for 2015, 2014 and 2013, respectively.

Revenue Recognition
Revenue from product sales is recognized at the time ownership of goods transfers to the customer and the earnings process is complete, which is typically on the date the inventory is shipped to the customer.
Shipping Costs
Shipping costs of approximately $5,155,000, $5,705,000 and $7,313,000 in 2015, 2014 and 2013, respectively, are recorded in cost of goods sold.
Research and Development Expenses
The Company incurred research and development expense of approximately $548,000, $531,000 and $558,000 in 2015, 2014 and 2013, respectively.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred taxes and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.
Additionally, the Company maintains reserves for uncertain tax provisions in accordance with ASC 740. See Note 10 for more information.
Earnings Per Share of Common Stock
Earnings per share of common stock are computed based on the weighted average number of shares outstanding during each period; see Note 14.
Fair Market Value
The Company makes estimates of fair value in accounting for certain transactions, in testing and measuring impairment and in providing disclosures of fair value in its consolidated financial statements. The Company determines the fair values of its financial instruments for disclosure purposes by maximizing the use of observable inputs and minimizing the use of unobservable inputs when measuring fair value. Fair value disclosures for assets and liabilities are grouped in three levels. The levels prioritize the inputs used to measure the fair value of the assets or liabilities. These levels are:
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
Estimates of fair value using levels 2 and 3 may require judgments as to the timing and amount of cash flows, discount rates and other factors requiring significant judgment, and the outcomes may vary widely depending on the selection of these assumptions. The Company's most significant fair value estimates relate to purchase accounting adjustments which included the measurement of earn-out liabilities, estimating the fair value of the reporting units in testing goodwill for impairment, estimating the fair value of the interest rate swaps and providing disclosures of the fair values of financial instruments.
Financial instruments, such as cash, accounts receivable, accounts payable and the credit facility revolver are stated at their carrying value, which is a reasonable estimate of fair value; see Note 2.

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
Recent accounting pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)", which changes the criteria for recognizing revenue. The standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard requires a five-step process for recognizing revenue including identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies a performance obligation. Two transition methods are available for implementing the requirements of ASU 2014-09: retrospectively for each prior reporting period presented or retrospectively with the cumulative effect of initial application recognized at the date of initial application. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contract with Customers (Topic 606)," which defers the required implementation date of ASU 2014-09 for public business entities from annual reporting periods beginning after December 15, 2016 to annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact that ASU 2014-09 will have on its consolidated financial statements and has not determined which transition method will be used.
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
In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes," which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. Effective December 31, 2015, the Company early adopted ASU No. 2015-17 on a prospective basis, which resulted in the reclassification of the Company’s current deferred tax of $4,255,000 as a non-current deferred tax liability on its consolidated balance sheet. No prior periods were retrospectively adjusted.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842) which require lessees to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and the Company is currently evaluating the impact the guidance will have on its consolidated financial statements.
Subsequent Events
Management has evaluated subsequent events through the date of filing this Form 10-K.

Note 2 Fair Value of Financial Instruments
The Company's financial instruments include cash and cash equivalents, cash value of life insurance, accounts receivable, derivative instruments, accounts payable, earn-out liabilities and debt instruments. For short-term instruments, other than those required to be reported at fair value on a recurring basis and for which additional disclosures are included below, management concluded the historical carrying value is a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization. Therefore, as of December 31, 2015 and January 3, 2015, the carrying amount for cash and cash equivalents, cash value of life insurance, accounts receivable, accounts payable and borrowings under the Company's line of credit and debt, which are based on variable interest rates, approximates their fair value.
The Company has two Level 2 financial assets and liabilities. The fair value of the Palmer swap was a liability of $40,000 and an asset of $11,000 at December 31, 2015 and January 3, 2015, respectively. The fair value of the CRI swap was a liability of $206,000 and $215,000 at December 31, 2015 and January 3, 2015, respectively. The interest rate swaps were priced using discounted cash flow techniques which are corroborated by using non-binding market prices. Changes in the swaps' fair value were recorded in current assets or liabilities, as appropriate, with corresponding offsetting entries to other income (expense). Significant inputs to the discounted cash flow model include projected future cash flows based on projected one-month LIBOR and the average margin for companies with similar credit ratings and similar maturities. These are classified as Level 2 as they are not actively traded and are valued using pricing models that use observable market inputs. See Note 17 for further discussion of interest rate swaps.
The earn-out liability payments, discussed in Note 18, are classified as Level 3. The amount of the total earn-out liability to the prior owners of Palmer was determined using management's best estimate of Palmer's EBITDA for the three-year earn-out period which would determine the amount of the ultimate payment to be made. The amount of the total earn-out liability due to the prior owner of Specialty was determined using management's best estimate of Specialty's revenues for the two-year earn-out period which determined the amount of the ultimate payment to be made. Factors such as volume increases, selling price increases and inflation were used to develop a base projection. The Company believed additional costs would be required to improve employee turnover, safety, internal controls, etc. These estimated costs were deducted in order to determine projected Palmer's EBITDA. The Company's current cost of borrowing was used to determine the present value of these expected payments. Each quarter-end, the Company re-evaluated its assumptions and adjustments to the estimated present value of the expected payments to be made, if required.
During the three months ended June 28, 2014, the Company reviewed the Palmer earn-out reserve for the second and third year payments and determined the EBITDA threshold target of $5,825,000 for the period from August 22, 2013 to August 21, 2014 ("Year 2") would not be attained, and therefore, the earn-out payment of $2,500,000 for Year 2 was not made to the former Palmer shareholders. Also, the Company did not expect Palmer to meet the EBITDA threshold target of $6,825,000 during the final twelve month earn-out period, which was used in the earn-out calculation for year three. However, it was expected to reach the minimum $5,825,000 threshold and the earn-out reserve was adjusted accordingly. As a result, the Company adjusted the earn-out liability to the present value of the Company's current estimates by recognizing a gain of approximately $3,476,000 during the second quarter of 2014.

During the three months ended April 4, 2015, the Company reviewed the Palmer earn-out reserve for the third year payment and determined the EBITDA minimum threshold of $5,825,000 would not be attained. As a result, the remaining earn-out liability to the former shareholders of Palmer was reduced to zero and a gain of approximately $2,483,000 was recognized during the first quarter of 2015. The earn-out period expired August 21, 2015.

During the second quarter 2015, the Company adjusted the preliminary estimate of the earn-out liability to the former owner of Specialty by approximately$2,419,000. Based on the heavy dependence on the energy sector by Specialty's Houston location and as a result of continued evaluation by the Company, the preliminary estimate was revised and goodwill was adjusted accordingly for the final estimate.

During the third quarter 2015, the Company completed its revenue projections during its 2016 planning processes. As a result, the Company determined the fair value of the earn-out liability was zero and reduced the remaining earn-out liability by recognizing a gain of approximately $2,414,000 during the third quarter 2015.
The following table presents a summary of changes in fair value of the Company's Level 3 liabilities measured on a recurring basis for 2015 and 2014:

Level 3 Inputs
Balance at December 28, 2013	$5,862,031
Present value of the earn-out liability associated with the Specialty acquisition	4,773,620
Interest expense charged during the year	96,933
Change in fair value of the earn-out liability associated with the Palmer acquisition	(3,476,197)
Balance at January 3, 2015	7,256,387
Interest expense charged during the year	60,096
Reduction due to the finalization of Specialty's beginning balance sheet	(2,419,035)
Change in the fair value of Specialty's earn-out liability	(2,414,115)
Change in the fair value of Palmer's earn-out liability	(2,483,333)
Balance at December 31, 2015	$—
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 in the years ended December 31, 2015 or January 3, 2015. There have also been no changes in the fair value methodologies used by the Company during the years ended December 31, 2015 or January 3, 2015.

Note 3 Property, Plant and Equipment
Property, plant and equipment consist of the following:

	2015	2014
Land	$1,819,736	$1,742,213
Land improvements	852,976	714,398
Buildings	24,631,349	21,371,594
Machinery, fixtures and equipment	61,928,770	56,651,197
Machinery and equipment under capital lease	107,287	—
Construction-in-progress	7,158,098	5,494,166
	96,498,216	85,973,568
Less accumulated depreciation	50,203,945	46,036,102
Property, plant and equipment, net	$46,294,271	$39,937,466

The Company recorded depreciation expense from continuing operations of $4,357,000, $3,725,000, and $3,074,000 for 2015, 2014 and 2013, respectively. Accumulated depreciation includes $5,400 at December 31, 2015 for assets acquired under capital leases. There were no capital leases for the prior year.

Note 4 Goodwill
The changes in the carrying amount of goodwill by segment for the years ended December 31, 2015 and January 3, 2015 are as follows:

	Specialty Chemicals Segment	Metals Segment	Total
Balance at December 28, 2013	$1,354,730	$15,897,948	$17,252,678
Acquisition of Specialty	—	5,997,523	5,997,523
Balance at January 3, 2015	1,354,730	21,895,471	23,250,201
Specialty inventory adjustment	—	(2,318,187)	(2,318,187)
Reduction due to the finalization of Specialty's beginning balance sheet	—	(2,419,035)	(2,419,035)
Impairment charge	—	(17,158,249)	(17,158,249)
Balance at December 31, 2015	$1,354,730	$—	$1,354,730

Goodwill represents the excess of the purchase price over the fair value of the net assets of businesses acquired.

During the second quarter 2015, the Company finalized the purchase price allocation for the Specialty acquisition relating to two matters. Additional information was obtained surrounding the proper lifespan of Specialty's steel pipe. As a result, the fair value of the inventory increased and goodwill decreased by approximately $2,318,000. Additionally, the Company adjusted the earn-out liability to the former owner of Specialty by approximately $2,419,000.

Goodwill is tested for impairment at the reporting unit level annually in the fourth quarter and whenever events or circumstances indicate the carrying value may not be recoverable. The evaluation of goodwill impairment involves using either a qualitative or quantitative approach as outlined in ASC Topic 350. The Company completed its annual goodwill impairment evaluation using the two-step quantitative analysis during the fourth quarter of 2015.

In the first step of the analysis, the Company compared the estimated value of each reporting unit to its carrying value, including goodwill. The fair value of the reporting units was determined based on discounted cash flow methodologies. The fair value of all reporting units exceeded the carrying value. However, the Company noted substantial compression of the Company's stock price during 2015 resulting in a significant gap between the market capitalization of the Company, which has been increased by an estimated control premium of 35 percent, compared to the fair value of the Company determined using the discounted cash flow methodologies mentioned previously. As a result, invested equity, which is market capitalization plus interest rate debt, was allocated to each reporting unit and compared to the respective net assets. This step indicated sufficient cushion ($26,573,000) in the Specialty Chemicals Segment to support the recorded goodwill but indicated potential impairment of the goodwill recorded for the Metals Segment. Therefore, the second step of the analysis was performed where the implied fair value of goodwill was determined for the Specialty and Palmer reporting units. BRISMET was not included in the Step 2 analysis since it does not have any goodwill. The implied fair value of goodwill represents the excess of fair value of the reporting unit over the fair value amounts assigned to all of the tangible and intangible assets of the reporting unit as if it were to be acquired in a business combination. Any amount remaining after this allocation represents the implied fair value of goodwill. The implied fair value of the respective reporting units' goodwill was then compared to the carrying value of the goodwill and any excess of carrying value over the implied fair value represents the non-cash impairment charge. The results of the second step analysis showed that the implied fair value of goodwill was zero for the Palmer and Specialty reporting units. Therefore, in 2015, the Company recorded a goodwill impairment charge of $17,158,000 for the Palmer and Specialty operations. As a result of the goodwill impairment charge, there is no goodwill remaining within the Metals Segment, and goodwill remaining on the consolidated balance sheet at December 31, 2015 is $1,355,000 for the Specialty Chemicals Segment.

The impairment of the Specialty and Palmer reporting units was primarily driven by the significant compression of the Company's stock price as a result of temporary business declines being experienced in the Metals Segment. These declines primarily related to lower oil prices that caused significantly reduced demand for Palmer and Specialty's products and, secondarily, related to lowered nickel surcharges which affected both pounds shipped and selling prices for the BRISMET reporting unit. Other companies in the oil and gas sector are similarly affected as a result of declining commodity prices. As discussed above, this compression resulted in a significant gap between the fair value of the Company based on the discounted cash flow analysis and the market capitalization of the Company as of December 31, 2015. The valuation of goodwill for the second step of the goodwill impairment analysis is considered a Level 3 fair value measurement, which means that the valuation of the assets and liabilities reflect the Company's own assumptions about the assumptions that the market participants would use in pricing the assets and liabilities.

Goodwill impairment tests in prior years indicated that goodwill was not impaired for any of the Company's reporting units.

Note 5 Long-term Debt

	2015	2014
$40,000,000 Revolving line of credit, due November 21, 2017	$1,875,566	$884,637
$10,000,000 Term loan, due November 21, 2019	7,833,333	10,000,000
$22,500,000 Term loan, due August 21, 2022	15,000,000	17,250,000
$4,033,250 Mortgage, due August 19, 2023	3,370,810	3,654,713
	28,079,709	31,789,350
Less current portion	4,533,908	4,533,908
Long-term debt, less current portion	$23,545,801	$27,255,442
On August 19, 2011, the Company amended its Credit Agreement with a regional bank which provided a $20,000,000 line of credit that was to expire on June 30, 2014. In connection with the Palmer acquisition, on August 21, 2012, the Company modified the Credit Agreement to increase the limit of the credit facility by $5,000,000 to a maximum of $25,000,000, and extended the maturity date to August 21, 2015. In connection with the Specialty acquisition discussed in Note 18, on November 21, 2014, the Company modified the Credit Agreement to increase the limit of the credit facility by $15,000,000 to a maximum of $40,000,000, and extended the maturity date to November 21, 2017. The Total Funded Debt to EBITDA ratio (as defined in the Credit Agreement), tangible net worth floor (as defined in the Credit Agreement), and Total Liabilities to Tangible Net Worth ratio (as defined in the Credit Agreement) were changed as a result of this modification. None of the other provisions of the Credit Agreement were changed as a result of this modification. Interest on the Credit Agreement is calculated using the One Month LIBOR (as defined in the Credit Agreement), plus a pre-defined spread, based on the Company's Total Funded Debt to EBITDA ratio (as defined in the Credit Agreement).
In connection with the acquisition of Specialty, discussed in Note 18, the Credit Agreement modification on November 21, 2014 also provided for a five-year term loan, expiring November 21, 2019, in the amount of $10,000,000 that requires equal monthly payments of $166,667, plus interest, calculated using the One Month LIBOR (as defined in the Credit Agreement), plus a pre-defined spread, based on the Company's Total Funded Debt to EBITDA ratio (as defined in the Credit Agreement). The interest rate was 2.30 percent at December 31, 2015.
In connection with the acquisition of CRI, discussed in Note 18, on August 9, 2013 the Company amended its Credit Agreement for an additional ten-year mortgage in the amount of $4,033,250, with monthly principal payments customized to account for the 20-year amortization of the real estate assets combined with a 5-year amortization of the equipment assets purchased. The interest rate was 2.40 percent at December 31, 2015. In conjunction with this term loan, to mitigate the variability of interest rate risk, the Company entered into an interest rate swap contract (the "CRI swap") on September 3, 2013; see Note 17.
In connection with the Palmer acquisition on August 21, 2012, the Credit Agreement provided for a ten-year term loan in the amount of $22,500,000 that requires equal monthly payments of $187,500 plus interest. The interest rate was 2.65 percent at December 31, 2015. In conjunction with this term loan, to mitigate the variability of the interest rate risk, the Company entered into an interest rate swap contract (the "Palmer swap") on August 21, 2012 with its current bank; see Note 17.
Although both swap agreements are expected to effectively offset variable interest in the borrowings, hedge accounting was not utilized. Therefore, their fair values are recorded in current assets or liabilities, as appropriate, with corresponding changes in their fair value recorded to other income (expense). The Company recorded a $40,000 liability and an $11,000 asset for the fair value of the Palmer swap as of December 31, 2015 and January 3, 2015, respectively. As of December 31, 2015 and January 3, 2015, the Company recorded a liability of $206,000 and $215,000, respectively, for the fair value of the CRI swap. During 2013, a portion of the initial change in fair value on the CRI swap was deemed to be attributable to a cost of underwriting the term loan obtained for the CRI acquisition; therefore $70,000 of the total change in fair value was classified as an acquisition cost, and the remainder as other income (expense).
Pursuant to the Credit Agreement, the Company was required to pledge all of its tangible and intangible properties, including the acquired assets of Specialty, Palmer and CRI. Covenants under the Credit Agreement include maintaining a certain Total Funded Debt to EBITDA ratio (as defined in the Credit Agreement), a minimum tangible net worth and a total liabilities to tangible net worth ratio. The Company is also limited to a maximum amount of capital expenditures per year, which is in line with the Company's currently projected needs. At December 31, 2015, the Company was in compliance with all debt covenants.

The line of credit interest rates were 2.00 percent, 1.77 percent, and 2.16 percent at December 31, 2015, January 3, 2015, and December 28, 2013, respectively. Additionally, the Company is required to pay a fee equal to 0.125 percent on the average daily unused amount of the line of credit on a quarterly basis. As of December 31, 2015, the amount available for borrowing under the line of credit was $40,000,000 of which $1,876,000 was borrowed, leaving $38,124,000 of availability. Average line of credit borrowings outstanding during fiscal 2015, 2014 and 2013 were $6,446,000, $2,735,000 and $19,860,000 with weighted average interest rates of 2.48 percent, 1.35 percent and 1.74 percent, respectively. The average borrowings for 2014 and 2013 were determined based on the period the Company had an outstanding balance on the line of credit. During 2013, the line of credit was completely paid in October 2013 and the Company had no borrowings on the line of credit until December 2014.
Scheduled maturities of total term debt obligations are as follows: 2016 - $4,534,000; 2017 - $4,534,000; 2018 - $4,497,000; 2019 - $4,258,000; 2020 - $2,424,000; and thereafter - $5,957,000.
The Company made interest payments on all credit facilities of $1,149,000 in 2015, $930,000 in 2014 and $1,202,000 in 2013.

Note 6 Accrued Expenses
Accrued expenses consist of the following:

	2015	2014
Salaries, wages and commissions	1,941,547	2,814,279
Facility closing reserves	3,000,000	1,570,399
Taxes, other than income taxes	744,880	470,456
Current portion of pension liability from the closure of Bristol Fab	643,802	780,595
Advances from customers	637,597	1,027,123
Insurance	629,625	859,151
Professional fees	531,694	194,065
EPA liability	368,690	—
Warranty reserve	254,516	63,000
Interest rate swap liability	246,145	215,188
Benefit plans	181,694	212,352
Current portion of deferred compensation	36,000	51,000
Interest	27,977	56,922
Current portion of capital lease obligation	20,539	—
Current portion of earn-out liability	—	4,659,871
Uncertain tax positions	—	1,504,146
Other accrued items	469,174	206,139
Total accrued expenses	$9,733,880	$14,684,686

Note 7 Environmental Compliance Costs
At December 31, 2015 and January 3, 2015, the Company had accrued $551,000 and $576,000, respectively, for remediation costs which, in management's best estimate, is sufficient to satisfy anticipated costs of known remediation requirements as outlined below. Expenditures related to costs currently accrued are not discounted to their present values and are expected to be made over the next three to four years. As a result of the evolving nature of the environmental regulations, the difficulty in estimating the extent and remedy of environmental contamination and the availability and application of technology, the estimated costs for future environmental compliance and remediation are subject to uncertainties and it is not possible to predict the amount or timing of future costs of environmental matters which may subsequently be determined.
Prior to 1987, the Company utilized certain products at its chemical facilities that are currently classified as hazardous materials. Testing of the groundwater in the areas of the former wastewater treatment impoundments at these facilities disclosed the presence of certain contaminants. In addition, several solid waste management units ("SWMUs") at the plant sites have been identified. During 2014, at the former Augusta, GA plant site, the Georgia Department of Natural Resources, Environmental Protection Division ("EPD") closed the surface impoundment regulated unit since the Company met post-closure clean-up goals and the Company renewed the Corrective Action Permit, which includes a site-wide corrective action plan, long-term monitoring and institutional controls. The Company has accrued $476,000 and $501,000 at December 31, 2015 and January 3, 2015, respectively, for estimated future remedial and cleanup costs. As part of the Asset Purchase Agreement for the sale of the former Spartanburg facility, the purchaser also agreed to pay for all future annual monitoring and reporting costs at the Augusta facility required by the EPD.
The Company has identified and evaluated two SWMUs at its plant in Bristol, Tennessee that revealed residual groundwater contamination. An Interim Corrective Measures Plan to address the final area of contamination identified was submitted for regulatory approval and was approved in March 2005. The Company had $75,000 accrued at December 31, 2015 and January 3, 2015, to provide for estimated future remedial and cleanup costs.
The Company has been designated, along with others, as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act, or comparable state statutes, at one waste disposal site. Notification from the United States Environmental Protection Agency for this site was received by the Company in February 2008. The last correspondence that the Company received for this site was dated March 10, 2011. It is impossible to determine the ultimate costs related to the remaining site due to several factors such as the unknown possible magnitude of possible contamination, the unknown timing and extent of the corrective actions which may be required and the determination of the Company's liability in proportion to the other parties. At the present time, the Company does not have sufficient information to form an opinion as to whether it has any liability, or the amount of such liability, if any. However, it is reasonably possible that some liability exists.
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

Note 8 Deferred Compensation
The Company has deferred compensation agreements with certain former officers providing for payments for the longer of ten years or life from age 65. The present value of such vested future payments, $182,000 at December 31, 2015 and $261,000 at January 3, 2015, has been accrued.

Note 9 Stock Options, Stock Grants and New Stock Issues
A summary of activity in the Company's stock option plans is as follows:

	Weighted Average Exercise Price	Options Outstanding	Weighted Average Contractual Term (in years)	Intrinsic Value of Options	Options Available
At December 29, 2012	$11.82	220,740	8.4	$367,937	138,260
Granted February 7, 2013	$13.70	40,594			(40,594)
Exercised	$10.69	(15,247)		$64,263
Expired	$12.70	(83,351)			83,351
At December 28, 2013	$11.95	162,736	7.5	$582,894	181,017
Granted February 20, 2014	$14.76	13,790			(13,790)
Exercised	$11.23	(17,074)		$91,772
Expired	$13.70	(2,157)			2,157
At January 3, 2015	$12.25	157,295	6.9	$852,810	169,384
Granted February 10, 2015	$16.01	32,532			(32,532)
Exercised	$12.47	(666)		$1,511
Expired	$14.08	(15,176)			15,176
At December 31, 2015	$12.79	173,985	6.4	$—	152,028
Exercisable options	$11.85	88,025	5.5	$—

Options expected to vest:				Grant Date Fair Value
At December 28, 2013	$12.18	122,145	7.8	$7.19
Granted February 20, 2014	$14.76	13,790		$6.70
Vested	$11.98	(33,702)		$7.03
Forfeited unvested options	$13.70	(1,725)
At January 3, 2015	$12.54	100,508	7.2	$6.76
Granted February 10, 2015	$16.01	32,532		$6.39
Vested	$12.16	(35,794)		$7.01
Forfeited unvested options	$14.23	(11,286)
At December 31, 2015	$8.26	85,960	7.3	$6.57
The following table summarizes information about stock options outstanding at December 31, 2015:

Range of Exercise Prices	Outstanding Stock Options			Exercisable Stock Options
	Shares	Weighted Average		Shares	Weighted Average Exercise Price
		Exercise Price	Remaining Contractual Life in Years
$11.55	82,342	$11.55	5.06	62,342	$11.55
$11.35	25,076	$11.35	6.11	13,184	$11.35
$13.70	27,801	$13.70	7.10	10,647	$13.70
$14.76	9,260	$14.76	8.14	1,852	$14.76
$16.01	29,506	$16.01	9.11	—	$16.01
	173,985			88,025
The 2011 Plan is an incentive stock option plan, therefore there are no income tax consequences to the Company when an option is granted or exercised. On February 7, 2013, the Company granted options to purchase 40,594 shares of its common stock at an exercise price of $13.70 per share to participants in the 2011 Plan. The fair value of this stock option grant was $6.30. The Black-Scholes model for this grant was based on a risk-free interest rate of two percent, an expected life of seven years, an expected volatility of 0.53 and a dividend yield of 1.80 percent.
On February 20, 2014, the Company granted options to purchase 13,790 shares of its common stock at an exercise price of $14.76 per share to participants in the 2011 Plan. The fair value of this stock option grant was $6.70. The Black-Scholes model for this grant was based on a risk-free interest rate of two percent, an expected life of seven years, an expected volatility of 0.52 and a dividend yield of 1.80 percent.
On February 10, 2015, the Company granted options to purchase 32,532 shares of its commons stock at an exercise price of $16.01 per share to participants in the 2011 Plan. The stock options will vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant. In order for the options to vest, the employee must be in the continuous employment of the Company since the date of the grant. Any portion of the grant that has not vested will be forfeited upon termination of employment. Shares representing grants that have not yet vested will be held in escrow by the Company. An employee will not be entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable. The per share weighted-average fair value of this stock option grant was $6.39. The Black-Scholes model for this grant was based on a risk-free interest rate of two percent, an expected life of seven years, an expected volatility of 0.46 and a dividend yield of two percent.
In 2015, 2014 and 2013, options for 666, 17,074 and 15,247 shares were exercised by employees and directors for an aggregate exercise price of $8,000, $192,000 and $163,000, respectively. The proceeds were generated from cash received of $8,000 in 2015, from cash received of $42,000 and repurchase of 9,094 shares from employees and directors totaling $150,000 in 2014 and from cash received of $138,000 and repurchase of 1,752 shares from employees and directors totaling $25,000 in 2013. At the 2015, 2014 and 2013 respective year ends, options to purchase 88,025, 56,787 and 40,591 shares with weighted average exercise prices of $11.85, $11.73 and $11.26, respectively, were fully exercisable. Compensation cost charged against income before taxes for the options was approximately $278,000 for 2015, $261,000 for 2014 and $249,000 for 2013. As of December 31, 2015, there was $319,000 of unrecognized compensation cost related to unvested stock options granted under the Company's stock option plans. The weighted average period over which the stock option compensation cost is expected to be recognized is 3.01 years.
The Company's 2005 Stock Awards Plan expired on February 3, 2015 at which time no further grants could be awarded. There are outstanding awards under this plan that will vest over the next four years. A summary of plan activity for 2013, 2014 and 2015 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 29, 2012	32,473	$10.98
Vested	(8,161)	$11.06
Forfeited	(5,060)	$10.20
Outstanding at December 28, 2013	19,252	$11.15
Granted October 16, 2014	31,080	$15.69
Granted November 21, 2014	23,665	$15.85
Vested	(7,434)	$10.60
Forfeited	(160)	$13.34
Outstanding at January 3, 2015	66,403	$15.00
Granted January 5, 2015	3,000	$17.95
Vested	(18,303)	$13.67
Forfeited	(60)	$13.34
Outstanding at December 31, 2015	51,040	$15.65
The Compensation & Long-Term Incentive Committee of the Board of Directors of the Company approves stock grants under the Company's 2005 Stock Awards Plan to certain management employees of the Company. On January 5, 2015, 3,000 shares, with a market price of $17.95 per share, were granted under the Plan to external consultants of the Company. On November 21, 2014, as a result of the acquisition of Specialty, 23,665 shares, at a market price of $15.85 per share, were granted under the Plan to certain management employees of Specialty. On October 16, 2014, 31,080 shares, with a market price of $15.69 per share, were granted under the Plan to the chief executive officer of the Company. On November 21, 2014, as a result of the acquisition of

Specialty, 23,665 shares, at a market price of $15.85 per share, were granted under the Plan to certain management employees of Specialty. The stock awards vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant, from shares held in treasury with the Company. In order for the awards to vest, the employee must be in the continuous employment of the Company since the date of the award. Any portion of an award that has not vested is forfeited upon termination of employment. An employee is not entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable.
The 2005 Stock Awards Plan expired on February 3, 2015. Outstanding awards under this plan that will vest over the next four years are described above. The 2015 Stock Awards Plan was approved by the Compensation & Long-Term Incentive Committee of the Board of Directors of the Company and authorizes the issuance of up to 250,000 shares which can be awarded for a period of ten years from the effective date of the plan. The stock awards vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of the grant, from shares held in treasury with the Company. In order for the awards to vest, the employee must be in the continuous employment of the Company since the date of the award. Any portion of an award that has not vested is forfeited upon termination of employment. The Company may terminate any portion of the award that has not vested upon an employee's failure to comply with all conditions of the award or the 2015 Stock Awards Plan. An employee is not entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable. The first grants for the 2015 Stock Awards Plan were awarded on February 19, 2016; see Note 22.
Compensation expense on the grants issued is charged against earnings equally before forfeitures, if any, over a period of 60 months from the date of the grants, with the offset recorded in Shareholders' Equity. Compensation cost charged against income for the awards was approximately $243,000, $155,000 net of income taxes, or $0.02 per share for 2015, $103,000, $66,000 net of income taxes, or $0.01 per share for 2014 and $82,000, $52,000 net of income taxes, or $0.01 per share, for 2013. As of December 31, 2015, there was $711,000 of total unrecognized compensation cost related to unvested stock grants under the 2005 Stock Awards Plan. The weighted average period over which the stock grant compensation cost is expected to be recognized is 3.82 years.
Each year, the Company allows each non-employee director to elect up to 100 percent of their annual retainer in restricted stock. The number of restricted shares issued is determined by the average of the high and low common stock price on the day prior to the Annual Meeting of Shareholders or the date prior to the appointment to the Board for those individuals that are appointed mid-term. On May 12, 2015, April 24, 2014 and April 25, 2013, non-employee directors received an aggregate of 8,216, 7,088 and 9,411 shares, respectively, of restricted stock in lieu of total retainer fees of $119,000, $111,000 and $128,000, respectively. The shares granted to the directors are not registered under the Securities Act of 1933 and are subject to forfeiture in whole or in part upon the occurrence of certain events.

Note 10 Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows at the respective year ends:

(Amounts in thousands)	2015	2014
Deferred tax assets:
Inventory valuation reserves	$699	$303
Allowance for doubtful accounts	61	85
Inventory capitalization	1,692	1,504
Environmental reserves	175	206
Interest rate swap	41	41
Warranty accrual	88	23
Deferred compensation	64	93
Accrued bonus	338	739
Accrued expenses	1,403	568
State net operating loss carryforwards	1,616	1,776
Other	423	371
Total deferred tax assets	6,600	5,709
Valuation allowance	(1,694)	(1,570)
Total net deferred tax assets	4,906	4,139
Deferred tax liabilities:
Tax over book depreciation and amortization	7,609	6,804
Prepaid expenses	312	825
Other	2	26
Total deferred tax liabilities	7,923	7,655
Net deferred tax liabilities	$(3,017)	$(3,516)

Significant components of the provision for income taxes from continuing operations are as follows:

(Amounts in thousands)	2015	2014	2013
Current:
Federal	$1,414	$3,933	$2,192
State	235	656	344
Total current	1,649	4,589	2,536
Deferred:
Federal	(48)	964	(1,113)
State	198	(167)	(213)
Total deferred	150	797	(1,326)
Total	$1,799	$5,386	$1,210
Tax benefit from discontinued operations amounted to $651,000, $3,807,000 and $812,000 for the fiscal years ended 2015, 2014 and 2013, respectively.

The reconciliation of income tax computed at the U. S. federal statutory tax rates to income tax expense is:

(Amounts in thousands)	2015		2014		2013
	Amount	%	Amount	%	Amount	%
Tax at U.S. statutory rates	$(2,881)	34.0%	$6,302	35.0%	$1,397	34.0%
State income taxes, net of federal tax benefit	285	(3.4)%	324	1.8%	74	1.8%
State valuation allowance	94	(1.1)%	—	—%	—	—%
Earn-out adjustments	(857)	10.1%	(1,217)	(6.8)%	—	—%
Bargain gain on CRI acquisition	—	—%	—	—%	(366)	(8.9)%
Manufacturing exemption	(188)	2.2%	(458)	(2.5)%	(138)	(3.4)%
Stock issuance costs	—	—%	—	—%	101	2.5%
Stock option compensation	95	(1.1)%	91	0.5%	85	2.1%
Uncertain tax positions	(139)	1.6%	139	0.8%	—	—%
Goodwill impairment	5,405	(63.8)%	—	—%	—	—%
Other, net	(15)	0.2%	205	1.1%	57	1.4%
Total	$1,799	(21.2)%	$5,386	29.9%	$1,210	29.5%

Income tax payments of approximately $2,251,000, $2,091,000 and $2,445,000 were made in 2015, 2014 and 2013, respectively. The Company had state net operating loss carryforwards at the end of fiscal years 2015 and 2014 of approximately $47,042,000 and $50,774,000, respectively. These losses will expire between the years of 2016 and 2035. A valuation allowance has been set up against $47,042,000 of these state net operating loss carryforwards because it is not more likely than not that the losses will be realized in the foreseeable future. The portion of the valuation allowance for the net operating loss carryforwards was $1,616,000 and $1,570,000 at December 31, 2015 and January 3, 2015, respectively. In addition, a $78,000 valuation allowance was established at December 31, 2015 for other deferred tax assets. This resulted in a valuation allowance increase of $124,000; $94,000 related to continuing operations and $30,000 related to discontinued operations.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal examinations for years before 2013 or state income tax examinations for years before 2011. The Company completed its 2012 and 2013 federal income tax return examination by the Internal Revenue Service during the second quarter of 2015.
Provided below is a roll forward of the Company's uncertain tax positions.

(Amounts in thousands)	Unrecognized Tax Benefit	Interest and Penalties	Total

Balance at December 28, 2013	$—	$—	$—
Increases related to prior year tax positions	1,431	73	1,504
Decreases related to prior year tax positions	—	—	—
Increases related to current year tax position	—	—	—
Settlements during period	—	—	—
Lapse of statute of limitations	—	—	—
Balance at January 3, 2015	1,431	73	1,504
Increases related to prior year tax positions	—	—	—
Decreases related to prior year tax positions	(1,431)	(73)	(1,504)
Increases related to current year tax position	—	—	—
Settlements during period	—	—	—
Lapse of statute of limitations	—	—	—
Balance at December 31, 2015	$—	$—	$—
The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in the provision for income taxes. The Company had no accruals for uncertain tax positions including interest and penalties at the end of 2015.

Note 11 Benefit Plans and Collective Bargaining Agreements
The Company has a 401(k) Employee Stock Ownership Plan (the "401(k)/ESOP Plan") covering all non-union employees. Employees could contribute to the 401(k)/ESOP Plan up to 100 percent of their wages with a maximum of $18,000 for 2015. Under the Economic Growth and Tax Relief Reconciliation Act, employees who are age 50 or older could contribute an additional $6,000 per year for a maximum of $24,000 for 2015. Contributions by the employees are invested in one or more funds at the direction of the employee; however, employee contributions cannot be invested in Company stock. Contributions by the Company are made in cash and then used by the 401(k)/ESOP Plan Trustee to purchase Company stock. The Company contributes on behalf of each eligible participant a matching contribution equal to a percentage which is determined each year by the Board of Directors. For 2015, 2014 and 2013 the maximum was four percent. The matching contribution is allocated after each payroll. Matching contributions of approximately $541,000, $521,000 and $550,000 were made for 2015, 2014 and 2013, respectively. The Company may also make a discretionary contribution, which if made, would be distributed to all eligible participants regardless of whether they contribute to the 401(k)/ESOP Plan. No discretionary contributions were made to the 401(k)/ESOP Plan in 2015, 2014 or 2013.
The Company also has a 401(k) and Profit Sharing Plan (the "Profit Sharing Plan") covering all employees of the United Steel Workers of America, Local 4586 Collective Bargaining Agreement. Employees could contribute to the Profit Sharing Plan up to 60 percent of pretax annual compensation, as defined in the Plan, with a maximum of $18,000 for 2015. Under the Economic Growth and Tax Relief Reconciliation Act, employees who are age 50 or older could contribute an additional $6,000 per year for a maximum of $24,000 for 2015. The Company contributes three percent of a participant's compensation for the plan year, regardless of whether the participants contribute to the Profit Sharing Plan. The Company's contribution of approximately $157,000, $148,000 and $200,000 were expensed for 2015, 2014 and 2013, respectively. Additional profit sharing amounts may also be contributed at the option of the Company's Board of Directors, which if made, would be allocated to participants based on the ratio of the participant's compensation to the total compensation of all participants eligible to participate in the Profit Sharing Plan. No discretionary contributions were made to the Profit Sharing Plan in 2015, 2014 or 2013.
The Company also contributes to union-sponsored defined contribution retirement plans. Contributions relating to these plans were approximately $28,000, $2,180,000 and $682,000 for 2015, 2014 and 2013, respectively. Also, upon closure of Bristol Fab as discussed in Note 19, the Company was legally obligated to pay a withdrawal liability to the Union's pension fund of over $1,900,000. This withdrawal liability is included in the employer contribution to the union-sponsored defined contribution retirement plan for 2014.
The Company has two collective bargaining agreements at its Bristol, Tennessee and Mineral Ridge, Ohio facilities. The number of employees of the Company represented by these unions, located at the Bristol, Tennessee and Mineral Ridge, Ohio facilities, is 145, or 35 percent of the Company's total employees. They are represented by two locals affiliated with the United Steelworkers. The Company considers relationships with its union employees to be satisfactory. Collective bargaining contracts for the United Steelworkers will expire in June 2017 and July 2019.

Note 12 Leases
The Company leases a warehouse facility in Dalton, Georgia, office space in Spartanburg, South Carolina and Richmond, Virginia, property for a storage yard in Mineral Ridge, Ohio and various manufacturing and office equipment at each of its locations, all under operating leases. The amount of future minimum lease payments under these operating leases are as follows: 2016 - $156,000; 2017 - $118,000; 2018 - $147,000; 2019 - $137,000; 2020 - $139,000; and thereafter - $266,000. Rent expense related to operating leases was $686,000, $903,000 and $1,043,000 in 2015, 2014 and 2013, respectively.

The Company leases machinery and equipment for its manufacturing facility in Cleveland, Tennessee under a capital lease. Future minimum commitments for capital leases are as follows:

Year ending December 31:
2016	$23,076
2017	23,076
2018	23,076
2019	23,076
2020	7,692
Total minimum lease payments	99,996
Less imputed interest costs	6,064
Present value of net minimum lease payments	$93,932
The current portion due under the capital lease is included in accrued expenses and the long-term portion is included in other long-term liabilities in the accompanying consolidated balance sheet as of December 31, 2015. The Company had no capital lease obligations as of January 3, 2015.

Note 13 Commitments and Contingencies
The Company is from time-to-time subject to various claims, other possible legal actions for product liability and other damages, and other matters arising out of the normal conduct of the Company's business. No significant claims expenses were incurred during 2015. The Metals Segment recorded claim expense from continuing operations of $115,000 and $298,000 for 2014 and 2013, respectively, for specific customers' product claims. These claim expenses exclude normal, recurring warranty charges. Any legal costs associated with commitments or contingencies are expensed as incurred.
In January 2014, a Metals Segment customer filed suit against Palmer and Synalloy and another unrelated defendant in Texas state court alleging breach of warranty, among other claims. The plaintiff’s claim for damages does not state a dollar amount. This matter arises out of products manufactured and sold by Palmer prior to the Company’s acquisition of Palmer. As such, the former shareholders of Palmer are contractually bound in the Stock Purchase Agreement to indemnify the Company for any and all costs, including attorneys’ fees, which may arise out of this matter. The case is currently pending in Texas state court.
In September 2014, a Metals Segment customer filed suit against Synalloy Fabrication, LLC (discontinued operation) and its surety in the United States District Court for the District of Maryland (Baltimore Division) alleging breach of contract, among other claims. The plaintiff's claim for damages is approximately $3,300,000 plus attorney's fees. This matter arose from a disagreement over the scope of a pipe fabrication project and whether an enforceable contract exists between the parties. On March 11, 2016, the United States District Court of Maryland (Baltimore Division) granted summary judgment regarding liability in favor of the plaintiff by ruling that an enforceable contract existed between the parties and the Company breached the agreement. As a result of this ruling, the remaining issue in the case is the amount of the plaintiff's damages. Consequently, the Company increased the estimated costs accrued associated with this claim for the year ended December 31, 2015. This increase is included in the facility closing reserve discussed in Note 6 and in discontinued operations on the accompanying consolidated statements of operations.
Other than the environmental contingencies discussed in Note 7 and the matters discussed in this Note 13, management is not currently aware of any other asserted or unasserted matters which could have a significant effect on the financial condition or results of operations of the Company.

Note 14 Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	2015	2014	2013
Numerator:
Net (loss) income from continuing operations	$(10,269,278)	$12,618,787	$2,898,048
Net (loss) income from discontinued operations, net of tax	$(1,251,058)	$(7,156,524)	$(1,137,484)
Denominator:
Denominator for basic earnings per share - weighted average shares	8,710,361	8,702,094	6,941,794
Effect of dilutive securities:
Employee stock options and stock grants	—	13,008	5,610
Denominator for diluted earnings per share - weighted average shares	8,710,361	8,715,102	6,947,404

Net (loss) earnings per share from continuing operations:
Basic	$(1.18)	$1.45	$0.42
Diluted	$(1.18)	$1.45	$0.42

Net loss per share from discontinued operations:
Basic	$(0.14)	$(0.82)	$(0.16)
Diluted	$(0.14)	$(0.82)	$(0.16)
The diluted earnings per share calculations exclude the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. The Company had weighted average shares of common stock of 229,025 in 2015, 46,957 in 2014 and 161,084 in 2013, which were not included in the diluted earnings per share calculation as their effect was anti-dilutive.

Note 15 Industry Segments
The Company's business is divided into two reportable operating segments: Metals and Specialty Chemicals. The Company identifies such segments based on products and services, long-term financial performance and end markets targeted. The Metals Segment operates as three reporting units including Synalloy Metals, Inc., a wholly-owned subsidiary which owns 100 percent of BRISMET, Palmer and Specialty, both wholly-owned subsidiaries of the Company. BRISMET manufactures pipe from stainless steel and other alloys, Palmer produces fiberglass and steel storage tanks and Specialty is a master distributor of seamless carbon pipe and tube. The Metal Segment's products, some of which are custom-produced to individual orders and required for corrosive and high-purity processes, are used principally by the chemical, petrochemical, pulp and paper, mining, power generation (including nuclear), water and wastewater treatment, liquid natural gas, brewery, food processing, petroleum, pharmaceutical and other industries. Products include pipe, storage tanks, pressure vessels and a variety of other components. The Specialty Chemicals Segment operates as one reporting unit which includes MS&C, a wholly owned subsidiary of the Company which owns 100 percent of MC, and CRI Tolling, a wholly owned subsidiary of the Company. The Specialty Chemicals Segment manufactures a wide variety of specialty chemicals for the carpet, chemical, paper, metals, mining, agricultural, fiber, paint, textile, automotive, petroleum, cosmetics, mattress, furniture, janitorial and other industries. MC manufactures lubricants, surfactants, defoamers, reaction intermediaries and sulfated fats and oils. CRI Tolling provides chemical tolling manufacturing resources to global and regional companies and contracts with other chemical companies to manufacture certain pre-defined products.
The chief operating decision maker evaluates performance and determines resource allocations based on a number of factors, the primary measure being operating income (loss). The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
Segment operating income is the segment's total revenue less operating expenses, excluding interest expense and income taxes. Identifiable assets, all of which are located in the United States, are those assets used in operations by each segment. The Metals Segment's identifiable assets did not include any goodwill in 2015 and reflected $21,895,000 of goodwill in 2014. During 2015, the Company recorded an impairment charge of approximately $17,158,000 of the total Metals Segment's goodwill as a result of the two-step annual impairment analysis performed in the fourth quarter; see Note 4. The Specialty Chemicals Segment's identifiable assets include goodwill of $1,355,000 in 2015 and 2014. Centralized data processing and accounting expenses are allocated to the two segments based upon estimates of their percentage of usage. Unallocated corporate expenses include environmental charges of $93,000 and $17,000 for 2015 and 2013, respectively, and environmental income of $13,000 for 2014. Corporate assets consist principally of cash, certain investments and equipment.
The Metals Segment has one customer that accounted for approximately 14 percent of revenues for 2015 and a different customer accounting for approximately ten percent in 2013. There were no customers representing more than ten percent of the Metals Segment's revenues in 2014. The Specialty Chemicals Segment has one customer that accounted for approximately 31 percent of revenues for 2015 and 2014 and a different customer representing 40 percent of revenues in 2013. The change in customers resulted from two of the three product lines which use the Company's products being sold to another company in early 2014. The Specialty Chemicals Segment successfully retained the acquiring company's business. This new customer is a large global company, and the purchases by this customer are derived from two different business units that operate autonomously from each other. Even so, loss of this customer's revenues would have a material adverse effect on the Specialty Chemicals Segment and the Company.
In order to establish stronger business relationships, the Metals Segment uses only a few raw material suppliers. Seven suppliers furnish about 78 percent of total dollar purchases of raw materials, with one supplier furnishing 34 percent. However, the Company does not believe that the loss of this supplier would have a materially adverse effect on the Company as raw materials are readily available from a number of different sources, and the Company anticipates no difficulties in fulfilling its requirements. For the Specialty Chemicals Segment, most raw materials are generally available from numerous independent suppliers and about 45 percent of total purchases are from its top eight suppliers. While some raw material needs are met by a sole supplier or only a few suppliers, the Company anticipates no difficulties in fulfilling its raw material requirements.

Segment Information:
All values are for continuing operations only.

(Amounts in thousands)	2015	2014	2013
Net sales
Metals Segment	$114,908	$134,304	$140,233
Specialty Chemicals Segment	60,552	65,201	56,518
	$175,460	$199,505	$196,751
Operating (loss) income
Metals Segment	$2,822	$13,511	$1,263
Goodwill impairment	(17,158)	—	—
Business interruption proceeds	1,246	—	—
Total Metals Segment	(13,090)	13,511	1,263
Specialty Chemicals Segment	5,665	6,130	5,743
	(7,425)	19,641	7,006
Less unallocated corporate expenses	5,227	3,300	3,243
Acquisition related costs	500	302	264
Operating (loss) income	(13,152)	16,039	3,499
Interest expense	1,232	1,092	1,357
Change in fair value of interest rate swap	42	426	(741)
Specialty and Palmer earn-out adjustments	(4,897)	(3,476)	—
Casualty insurance gain	(923)	—	—
Gain on bargain purchase, net of taxes	—	—	(1,077)
Other income, net	(136)	(8)	(148)
(Loss) income before income taxes	$(8,470)	$18,005	$4,108

Identifiable assets
Metals Segment	$112,591	$145,558
Specialty Chemicals Segment	33,391	32,504
Corporate	3,039	9,787
	$149,021	$187,849
Depreciation and amortization
Metals Segment	$5,173	$4,078	$3,809
Specialty Chemicals Segment	1,376	974	659
Corporate	206	139	204
	$6,755	$5,191	$4,672
Capital expenditures
Metals Segment	$7,399	$3,123	$4,194
Specialty Chemicals Segment	3,439	4,913	1,397
Corporate	67	30	57
	$10,905	$8,066	$5,648
Sales by product group
Specialty chemicals	$60,552	$65,201	$56,517
Stainless steel pipe	77,850	101,035	106,874
Seamless carbon steel pipe and tube	18,013	2,524	—
Liquid storage tanks and separation equipment	19,045	30,745	33,360
	$175,460	$199,505	$196,751
Geographic sales
United States	$167,185	$191,032	$189,447
Elsewhere	8,275	8,473	7,304
	$175,460	$199,505	$196,751

Note 16 Quarterly Results (Unaudited)
The following is a summary of quarterly operations for 2015 and 2014:

(Amounts in thousands except for per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Net sales from continuing operations	$51,648	$50,163	$38,083	$35,566
Gross profit from continuing operations	8,942	8,416	4,537	3,424
Net income (loss) from continuing operations(1)	3,638	2,455	1,355	(17,717)
Loss from discontinued operations, net of tax	—	—	—	(1,251)
Net income (loss)	3,638	2,455	1,355	(18,968)

Per common share from continuing operations
Basic	0.42	0.28	0.16	(2.04)
Diluted	0.42	0.28	0.16	(2.04)

Per common share from discontinued operations
Basic	—	—	—	(0.14)
Diluted	—	—	—	(0.14)

2014
Net sales from continuing operations	$49,796	$52,688	$48,452	$48,569
Gross profit from continuing operations	7,603	8,952	8,127	8,247
Net income from continuing operations	2,250	5,783	3,177	1,409
(Loss) income from discontinued operations, net of tax	(473)	(5,383)	(1,899)	598
Net income	1,776	400	1,279	2,007

Per common share from continuing operations
Basic	0.26	0.66	0.36	0.16
Diluted	0.26	0.66	0.36	0.16

Per common share from discontinued operations
Basic	(0.05)	(0.62)	(0.22)	0.07
Diluted	(0.05)	(0.62)	(0.22)	0.07
(1) The Company recorded a goodwill impairment charge of approximately $17,158,000 during the fourth quarter of 2015; see Note 4.

Note 17 Interest Rate Swaps
As discussed in Note 5, as a result of the CRI acquisition and in conjunction with the term loan obtained in August 2013, to mitigate the variability of the interest rate risk, the Company entered into the CRI swap on August 9, 2013 with its current bank. The CRI swap had an initial notional amount of $4,033,000 with a fixed interest rate of 4.83 percent and a term of ten years that expires on August 19, 2023. Also, as a result of the Palmer acquisition and in conjunction with the term loan obtained in August 2012 to mitigate the variability of the interest rate risk, the Company entered into the Palmer swap on August 21, 2012 with its current bank. The Palmer swap had an initial notional amount of $22,500,000 with a fixed interest rate of 3.74 percent, and a term of ten years that expires on August 21, 2022. The notional amounts of both interest rate swaps decrease as monthly principal payments are made.
Although the swaps are expected to effectively offset variable interest in the borrowing, hedge accounting was not utilized. Therefore, their fair values are recorded in current assets or liabilities, as appropriate, with corresponding changes to their fair values recorded to other income (expense). The Company recorded a liability of $206,000 and $215,000 for the fair value of the CRI swap as of December 31, 2015 and January 3, 2015, respectively. The Company recorded a liability of $40,000 and an asset of $11,000 for the fair value of the Palmer swap at December 31, 2015 and January 3, 2015, respectively.

Note 18 Acquisitions

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
The purchase price for the all-cash acquisition was approximately $31,500,000. Davidson had the potential to receive earn-out payments up to a total of $5,000,000 if Specialty achieved targeted sales revenue over a two-year period following closing. At the end of each year (based on the acquisition date) for the following two year periods, if Specialty's revenues for a year were greater than $27,000,000, the seller of Specialty would be paid the product of the amount of revenue during the year in excess of $27,000,000, as a percentage of $2,000,000, multiplied by $2,500,000, not to exceed $2,500,000. No earn-out payment would be paid for any year where revenue was less than or equal to $27,000,000. If the cumulative revenue for the earn-out periods was greater than $58,000,000, the Company would make an additional earn-out payment so that the total cumulative earn-out payments equaled the product of the amount of cumulative revenue for all earn-out periods in excess of $54,000,000, as a percentage of $4,000,000, multiplied by $5,000,000, not to exceed a total cumulative earn-out payment of $5,000,000.
At acquisition, the Company preliminarily forecasted earn-out payments totaling $5,000,000, which was discounted to a present value of $4,774,000 using its incremental borrowing rate of three percent. As discussed in Note 2, during the three months ended July 4, 2015, the Company finalized its sales projections for Specialty and determined the revenue targets for the first year would not be met and the opening balances for the earn-out liability and goodwill were adjusted by $2,419,000. The impact of the declines experienced in West Texas Intermediate Prices ("WTI") oil prices, which decreased 31 percent during 2015, had a substantial effect on Specialty. Revenues declined by more than 35 percent during 2015 compared to 2014 revenue levels. The Company does not expect significant improvement in WTI prices during 2016 and adjusted its 2016 projections accordingly. As a result, during the three months ended October 3, 2015, the Company determined the fair value of the Specialty earn-out liability was zero and reduced the remaining earn-out liability by recognizing a gain of approximately $2,414,000. The Company reviewed Specialty's revenue projections at December 31, 2015 and again concluded that the fair value was zero. The financial results for Specialty are reported as a part of the Company's Metals Segment.
The purchase price for the acquisition was funded through a combination of cash on hand, a new term loan with the Company's bank and an increase to the Company's current credit facility which is discussed in Note 5.
A summary of sources and uses of proceeds for the acquisition of Specialty was as follows:

Sources of funds:
Cash on hand	$21,490,433
Proceeds of term loan	10,000,000
Total sources of funds	$31,490,433

Uses of funds:
Acquisition of Specialty's common stock	$27,496,000
Cash paid to escrow agent for potential future claims, to be settled within 18 months	3,248,500
Cash paid for a portion of the seller's investment banker fee	745,933
Total uses of funds	$31,490,433

The total purchase price was allocated to Specialty's net tangible and identifiable assets based on their fair values as of November 21, 2014. An intangible asset representing the fair value of Specialty's customer base acquired by the Company was valued at $11,457,000, which is being amortized by the straight-line method over a ten-year period. The excess of the consideration transferred over the fair value of the net tangible and identifiable assets and intangible assets is reflected as goodwill. All of the goodwill was allocated to the Metals Segment. Since the Company treated the acquisition of Specialty as an asset purchase, goodwill will be deductible for tax purposes. The initial allocation of the total consideration paid to the fair value of the assets acquired and liabilities assumed is as follows:

	As recorded by Specialty	Purchase accounting and fair value adjustments	As recorded by Synalloy
Cash	$12,960	$—	$12,960
Accounts receivable, net	2,827,251	—	2,827,251
Inventories, net	17,041,660	(1,516,888)	15,524,772
Fixed assets	3,018,416	(67,924)	2,950,492
Goodwill	—	5,993,705	5,993,705
Intangible asset - customer base	—	11,457,000	11,457,000
Earn-out liability	—	(4,773,620)	(4,773,620)
Other liabilities assumed	(2,502,127)	—	(2,502,127)
	$20,398,160	$11,092,273	$31,490,433
The purchase accounting and fair value adjustments for fixed assets reduced the book value of the property and buildings to their estimated fair value as of the acquisition date. The earn-out liability is the present value of the projected earn-out payments to Davidson.
During the second quarter of 2015, the Company finalized the purchase price allocation for the Specialty acquisition. Additional information was obtained surrounding the proper lifespan of Specialty's steel pipe. As a result, the Company changed its fair value estimate for valuing inventory and the fair value of inventory increased and goodwill decreased by approximately $2,318,000. This adjustment and the adjustment to the earn-out liability describe above caused goodwill related to the Specialty acquisition to decrease to $1,260,000. During the fourth quarter, as described in Note 4, goodwill related to the Specialty acquisition was reduced to zero.
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

Acquisition of Color Resources, LLC
In August 2013, the Company completed the purchase of substantially all of the assets of CRI and the CRI Facility. CRI Tolling, a South Carolina limited liability company and wholly-owned subsidiary of the Company, continued CRI’s business as a toll manufacturer that provides outside manufacturing resources to global and regional chemical companies. On August 9, 2013, Synalloy purchased the CRI Facility for a total purchase price of $3,450,000. On August 26, 2013, the Company purchased certain assets and assumed certain operating liabilities of CRI through CRI Tolling for a total purchase price of $1,100,000. The assets purchased from CRI included accounts receivable, inventory, certain other assets and equipment, net of assumed payables. The Company used the acquisition of CRI and the CRI Facility to expand its production capacity from MC's Cleveland, Tennessee facility to further penetrate existing markets, as well as develop new ones, including those in the energy industry. CRI Tolling operates as a division of the Company’s Specialty Chemicals Segment, which includes MC. The Company viewed both the building and operating assets of CRI together as one business, capable of providing a return to ownership by expanding the segment's production capacity. Accordingly, the acquisition met the definition of a business and the transaction was structured in a way it that met the definition of a business combination in accordance with FASB ASC 805, "Business Combinations".
The purchase price for the acquisition of CRI and the CRI Facility was funded through a new term loan with the Company’s bank which is discussed in Note 5, along with an increase in the Company’s line of credit.
 A summary of sources and uses of proceeds for the acquisition of CRI and the CRI Facility was as follows:

Sources of funds:
Proceeds from term loan	$4,033,250
Proceeds from line of credit	516,750
Total sources of funds	$4,550,000

Uses of funds:
Acquisition of CRI Facility	$3,450,000
Acquisition of certain CRI assets, net of assumed liabilities	1,100,000
Amount received by Company for pro-rated property taxes at close	(22,000)
Total uses of funds	$4,528,000
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

Due to severe financial difficulties CRI was experiencing prior to the acquisition, the Company was able to purchase the land, building and equipment at below market value. Therefore, the overall fair value of the assets acquired by the Company exceeded the amount paid. Upon the determination that the Company was going to recognize a gain related to the bargain purchase of CRI and the CRI Facility, the Company reassessed its assumptions and measurement of identifiable assets acquired and liabilities assumed and concluded that the preliminary valuation procedures and resulting measures were appropriate. Due to the bargain purchase accounting rules, a one-time gain, net of taxes, was recognized during the year ended December 28, 2013 as follows:

Fair value of net assets acquired	$5,627,332
Total consideration paid	(4,550,000)
Bargain purchase gain, net of taxes	$1,077,332
The amount of CRI’s revenues and pre-tax earnings included in the Consolidated Statements of Operations for the year ended December 28, 2013 was $1,824,000 for revenues and $144,000 for pre-tax earnings. The following unaudited pro-forma information is provided to present a summary of the combined results of the Company’s operations with CRI as if the acquisition had occurred on January 1, 2012. The unaudited pro-forma financial information is for informational purposes only and is not necessarily indicative of what the results would have been had the acquisition been completed on the date indicated above.

Pro-forma (Unaudited)
2013
Pro-forma revenues	$223,969,000
Pro-forma net income	1,230,000
Earnings per share:
Basic	$0.18
Diluted	$0.18
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

Note 19 Dispositions and Closures
On August 29, 2014, the Company completed the sale of all of the issued and outstanding membership interests of its wholly owned subsidiary Ram-Fab to a subsidiary of Primoris Services Corporation ("Primoris"). The transaction was valued at less than $10 million, which consideration included cash at closing, Synalloy's ability to receive potential future earn-out payment(s) and the retention of specified Ram-Fab current assets. The future earn-out calculation was based upon the Company and Primoris sharing the profits for the sales order that was in process at the time of sale. The respective sales order was completed and shipped during 2015. Primoris realized minimal profit on this order, which resulted in the Company not receiving an earn-out payment. The Company realized a one-time charge in the third quarter of 2014 of $1,996,000 for costs associated with the closure plus a $947,000 charge to write-off the Company's investment in Ram-Fab. These charges, along with all non-recurring expenses associated with Ram-Fab are included in the respective consolidated financial statements as discontinued operations. Ram-Fab was reported as a part of the Metals Segment.
On June 27, 2014, the Company completed the planned closure of Bristol Fab. Bristol Fab's collective bargaining agreement with the Union expired on February 15, 2014. Also, upon closure of the operation, the Company was legally obligated to pay a withdrawal liability to the Union's pension fund of approximately $1,900,000. This obligation is payable over 26 months ending October 1, 2016 with an interest rate of 4.51 percent. The balance as of December 31, 2015 of $644,000 is included in accrued expenses on the accompanying consolidated balance sheet. The Company realized charges in the fourth quarter of 2015 and in the second quarter of 2014 of $1,902,000 and $6,988,000, respectively, for costs associated with the closure of Bristol Fab. These costs, along with all non-recurring expenses associated with Bristol Fab, are included in the respective consolidated financial statements as discontinued operations. Bristol Fab was reported as a part of the Metals Segment.

As of December 31, 2015, the Company has successfully completed the majority of the items and processes identified when the one-time closing charges were developed. A charge of $1,251,000, net of tax, was recorded as discontinued operations during 2015 for the legal claim filed against Synalloy Fabrication as discussed in Note 13 and Note 22. The Company believes the ending reserve at December 31, 2015 is sufficient to allow the Company to complete all of the remaining closing activities.
The Company's results from discontinued operations are summarized below:

	2015	2014	2013
Net sales	$—	$21,963,078	$23,998,379
Loss before income taxes	$(1,902,058)	$(10,963,524)	$(1,949,484)
Benefit from income taxes	(651,000)	(3,807,000)	(812,000)
Net loss from discontinued operations	$(1,251,058)	$(7,156,524)	$(1,137,484)

Note 20 Payment of Dividends
On November 17, 2015, the Company's Board of Directors voted to pay an annual dividend of $0.30 per share which was paid on December 8, 2015 to holders of record on November 27, 2015 for a total of $2,618,000. In 2014, the Company paid a $0.30 cash dividend on December 9, 2014 for a total of $2,633,000 and in 2013, the Company paid a $0.26 cash dividend on December 3, 2013 for a total payment of $2,260,000. The Board presently plans to review at the end of each fiscal year the financial performance and capital needed to support future growth to determine the amount of cash dividend, if any, which is appropriate.

Note 21 Business Interruption Proceeds and Gain on Casualty Loss
On April 30, 2015, the Company's fiberglass tank fabrication facility at the Palmer complex in Andrews, Texas suffered fire damage including minor structural damage as well as damage to the electrical system and overhead cranes. The Company completed repairs to the facility and the losses were fully insured including business interruption coverage. Total business interruption insurance recoveries recognized during the year ended December 31, 2015 were approximately $1,246,000 and is shown separately in operating income on the accompanying consolidated statements of operations. During the fourth quarter of 2015, the Company completed the insurance claim settlement for the fire and recorded a casualty insurance gain of $923,000, representing the excess of insurance proceeds over the net book value of assets damaged in the loss, and is shown separately in other income on the accompanying consolidated statements of operations for the year ended December 31, 2015.

Note 22 Subsequent Events
On February 19, 2016, the Compensation & Long-Term Incentive Committee of the Company's Board of Directors approved stock grants under the Company's 2015 Stock Awards Plan to certain management employees of the Company where 50,062 shares with a market price of $7.51 per share were granted under the Plan. The stock awards vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant from shares held in treasury with the Company. In order for the awards to vest, the employee must be in the continuous employment of the Company since the date of the award. Any portion of an award that has not vested is forfeited upon termination of employment. The Company may terminate any portion of the award that has not vested upon an employee's failure to comply with all conditions of the award or the 2015 Stock Awards Plan. An employee is not entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable.
On March 11, 2016, in a suit filed by a Metals Segment customer against Synalloy Fabrication, LLC (discontinued operation), the United States District Court of Maryland (Baltimore Division) granted summary judgment regarding liability of the plaintiff by ruling that an enforceable contract existed between the parties and the Company breached the agreement. As a result of this ruling, the remaining issue in the case is the amount of the plaintiff's damages. Consequently, the Company increased the facility closing reserve for the estimated costs associated with this claim; see Note 13. The increase for the estimated claims is included in discontinued operations on the accompanying consolidated statements of operations.

Management's Annual Report On Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies may deteriorate.
Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2015 using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control-Integrated Framework (COSO 2013). Based on that evaluation, management believes the Company's internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2015, has been audited by KPMG LLP, an independent registered public accounting firm, which also audited the Company's Consolidated Financial Statements for the year ended December 31, 2015. KPMG LLP's report on the Company's internal control over financial reporting is set forth below.

Remediation of Prior Year Material Weakness
The material weakness that was identified and previously disclosed as of January 3, 2015 was remediated as of December 31, 2015. See "Item 9A. Controls and Procedures - Internal Control over Financial Reporting" contained in the Company's report on Form 10-K for the fiscal year ended January 3, 2015 and "Item 4. Controls and Procedures" contained in the Company's subsequent quarterly reports on Form 10-Q for 2015, for disclosure of information about the material weakness that was reported as a result of the Company's annual assessment as of January 3, 2015 and remediation of that material weakness. As disclosed in the quarterly reports on Form 10-Q for 2015, the Company has implemented and executed the Company's remediation plans, and as of December 31, 2015, such remediation plans were successfully tested and the material weakness was deemed remediated.

Changes in Internal Control Over Financial Reporting
Except for the remediation of the prior year's material weakness, there was no change in the Company's internal control over financial reporting that occurred during the Company's fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company plans to continue to improve the controls necessary to remediate the previous year's material weakness. As part of the Company's ongoing process improvement and compliance efforts, the Company performed testing procedures on the Company's internal controls deemed effective at January 3, 2015 and on the Company's internal controls implemented during 2015. The Company believes that its disclosure controls and procedures were operating effectively as of December 31, 2015.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Synalloy Corporation:
We have audited the accompanying consolidated balance sheet of Synalloy Corporation and subsidiaries (the Company) as of December 31, 2015, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the fiscal year ended December 31, 2015. In connection with our audit of the consolidated financial statements, we also have audited financial statement schedule II, Valuation and Qualifying Accounts for the fiscal year ended December 31, 2015. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synalloy Corporation and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the fiscal year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the fiscal year ended December 31, 2015, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Synalloy Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 30, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Richmond Virginia
March 30, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Synalloy Corporation:
We have audited Synalloy Corporation’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Synalloy Corporation and subsidiaries as of December 31, 2015, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the fiscal year ended December 31, 2015, and our report dated March 30, 2016, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Richmond, Virginia
March 30, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Synalloy Corporation

We have audited the accompanying consolidated balance sheet of Synalloy Corporation and subsidiaries (the “Company”) as of January 3, 2015, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the two-year period ended January 3, 2015. Our audits also included the financial statement schedule listed in Item 15 for each of the years in the two-year period ended January 3, 2015. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 3, 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended January 3, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule listed in Item 15(a)2 for each of the years in the two-year period ended January 3, 2015, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Dixon Hughes Goodman LLP

Charlotte, North Carolina
March 17, 2015

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based on this evaluation, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of December 31, 2015. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed the evaluation.

Item 9B Other Information
Not applicable

PART III

Item 10 Directors, Executive Officers and Corporate Governance
The information set forth under the captions "Proposal 1 - Election of Directors," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement to be used in connection with its Annual Meeting of Shareholders to be held May 5, 2016 (the "Proxy Statement") is incorporated herein by reference.
Code of Ethics. The Company's Board of Directors has adopted a Code of Ethics that applies to the Company's Chief Executive Officer, Chief Financial Officer and corporate and divisional controllers. The Code of Ethics is available on the Company's website at www.synalloy.com. Any amendment to, or waiver from, this Code of Ethics will be posted on the Company's website.
Audit Committee. The Company has a separately designated standing Audit Committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Anthony A. Callander, Henry L. Guy, James W. Terry and Vincent W. White.
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
Equity Compensation Plan Information. The following table sets forth aggregated information as of December 31, 2015 about all of the Company's equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1) (c)
Equity compensation plans approved by security holders	173,985	$12.79	399,521
Equity compensation plans not approved by security holders	—	—	—
Total	173,985	$12.79	399,521

(1)	Represents shares remaining available for issuance under the 2015 Stock Awards Plan and the 2011 Plan.
Non-employee directors are paid an annual retainer of $50,000, and each director has the opportunity to elect to receive 100% of the retainer in restricted stock. For 2015, non-employee directors received an aggregate of $119,000 of the annual retainer in restricted stock. The number of restricted shares is determined by the average of the high and low sale price of the Company's stock on the day prior to the Annual Meeting of Shareholders. For 2015, four non-employee directors each received an aggregate of 8,216 shares. Issuance of the shares granted to the directors is not registered under the Securities Act of 1933 and the shares are subject to forfeiture in whole or in part upon the occurrence of certain events. The above table does not reflect these shares issued to non-employee directors.

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
Consolidated Balance Sheets at December 31, 2015 and January 3, 2015
Consolidated Statements of Operations for the years ended December 31, 2015, January 3, 2015 and December 28, 2013
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2015, January 3, 2015 and December 28, 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2015, January 3, 2015 and December 28, 2013
Notes to Consolidated Financial Statements

2.	Financial Statements Schedules: The following consolidated financial statements schedule of Synalloy Corporation is included in Item 15:
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2015, January 3, 2015 and December 28, 2013
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3.	Listing of Exhibits:
See "Exhibit Index"

Schedule II Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D		Column E
Description	Balance at Beginning of Period	Charged to (Reduction of) Cost and Expenses		Deductions		Balance at End of Period
Year ended December 31, 2015
Deducted from asset account:
Allowance for doubtful accounts	$1,115,000	$104,000		$(972,000)	(a)	$247,000
Inventory reserves	$725,000	$767,000		$(810,000)		$682,000

Year ended January 3, 2015
Deducted from asset account:
Allowance for doubtful accounts	$1,079,000	$667,000	(b)	$(631,000)		$1,115,000
Inventory reserves	$2,206,000	$3,975,000	(c)	$(5,456,000)	(c)	$725,000

Year ended December 28, 2013
Deducted from asset account:
Allowance for doubtful accounts	$1,313,000	$(192,000)		$(42,000)		$1,079,000
Inventory reserves	$2,125,000	$531,000		$(450,000)		$2,206,000

(a) Allowance for doubtful accounts deductions for 2015 includes an $801,000 payment to the former owners of Palmer. Per the Stock Purchase Agreement between the former owners of Palmer and the Company (the "SPA"), the former owners of Palmer reimbursed Synalloy for all uncollected accounts receivable after 120 days of Synalloy's ownership. Synalloy increased the allowance for doubtful accounts to reflect the $801,000 payment to offset the outstanding accounts receivable at that time. Over the next two years, Synalloy collected approximately $299,000 on these old accounts and the accounts receivable balance was reduced accordingly. The SPA did not require the reimbursement of these subsequent collections to the former owners of Palmer; however, Synalloy management, on our own recognizance during the second quarter of 2015, reimbursed the $299,000 collected on these old accounts and eliminated the outstanding receivable and allowance for doubtful accounts balances. This transaction had no effect on earnings during any period.
(b) Allowance for doubtful accounts charged to cost and expenses for 2014 includes approximately $76,000 for the beginning balance in the allowance for doubtful accounts for Specialty as a result of the acquisition on November 21, 2014.
(c) Inventory reserves for 2014 reflect $3,109,000 of charged to costs and $4,813,000 of deductions associated with the closing of Bristol Fab and the sale of Ram-Fab during 2014.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SYNALLOY CORPORATION

By /s/ Craig C. Bram Craig C. Bram President and Chief Executive Officer (principal executive officer)	March 30, 2016 Date

By /s/ Dennis M. Loughran Dennis M. Loughran Senior Vice President and Chief Financial Officer (principal financial officer)	March 30, 2016 Date

By /s/ Richard D. Sieradzki Richard D. Sieradzki Chief Accounting Officer (principal accounting officer)	March 30, 2016 Date
Registrant
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ Murray H. Wright Murray H. Wright Chairman of the Board	March 30, 2016 Date

By /s/ Anthony A. Callander Anthony A. Callander Director	March 30, 2016 Date

By /s/ Amy J. Michtich Amy J. Michtich Director	March 30, 2016 Date

By /s/ James W. Terry, Jr. James W. Terry, Jr. Director	March 30, 2016 Date

By /s/ Henry L. Guy Henry L. Guy Director	March 30, 2016 Date

By /s/ Vincent W. White Vincent W. White Director	March 30, 2016 Date

By /s/ Craig C. Bram Craig C. Bram Chief Executive Officer and Director	March 30, 2016 Date

Index to Exhibits

Exhibit No. from Item 601 of Regulation S-K	Description
1.1	Underwriting Agreement dated September 24, 2013, incorporated by reference to Registrant's Form 8-K filed September 24, 2013
3.1	Restated Certificate of Incorporation of Registrant, as amended, incorporated by reference to Registrant's Form 8-K filed August 13, 2007
3.2	Restated Certificate of Incorporation of Registrant, as amended, incorporated by reference to Registrant's Form 8-K filed May 8, 2015
3.3
Bylaws of Registrant, incorporated by reference to Registrant's Form 10-Q for the period ended March 31, 2001, as amended, which amendments are incorporated by reference to Registrant's Form 8-K filed August 13, 2007

4.1	Form of Common Stock Certificate, incorporated by reference to Registrant's Form 10-Q for the period ended March 31, 2001
10.1	Synalloy Corporation 2005 Stock Awards Plan, incorporated by reference to the Proxy Statement for the 2005 Annual Meeting of Shareholders
10.2	Synalloy Corporation 2015 Stock Awards Plan, incorporated by reference to the Proxy Statement for the 2015 Annual Meeting of Shareholders
10.3	Amendment 1 to the Synalloy Corporation 2005 Stock Awards Plan incorporated by reference to Registrant's Form 10-K for the year ended December 29, 2007
10.4	Amendment 2 to the Synalloy Corporation 2005 Stock Awards Plan, incorporated by reference to Registrant's Form 10-K for the year ended January 3, 2015
10.5	2011 Long-Term Incentive Stock Option Plan, incorporated by reference to Registrant's Proxy Statement for the 2011 Annual Meeting of Shareholders
10.6	2013 Short-Term Cash Incentive and Options Plan, incorporated by reference to Registrant's Form 10-K for the year ended December 28, 2013
10.7	2014 Short-Term Cash Incentive and Options Plan, incorporated by reference to Registrant's Form 10-K for the year ended January 3, 2015
10.8	2015 Short-Term Cash Incentive and Restricted Stock Incentive Plan
10.9	Agreement between Registrant's Bristol Metals, LLC subsidiary and the United Steelworkers of America Local 4586, dated February 1, 2015
10.10
Agreement between Registrant's Specialty Pipe & Tube, Inc. subsidiary and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union Local 4564-07, dated July 1, 2014, incorporated by reference to Registrant's Form 10-K for the year ended January 3, 2015

10.11
Agreement between Registrant's Bristol Metals, LLC subsidiary and the Teamsters Local Union No. 549, dated March 5, 2010, incorporated by reference to Registrant's Form 10-K for the year ended January 1, 2011

10.12	Loan Agreement, dated as of June 30, 2010, between Registrant and Branch Banking and Trust (“BB&T”), incorporated by reference to Registrant's Form 10-K for the year ended January 1, 2011
10.13	First Amended and Restated Loan Agreement, dated August 21, 2012, between Registrant and BB&T, incorporated by reference to Registrant's Form 10-K for the year ended December 29, 2012
10.14
First Amendment to First Amended and Restated Loan Agreement, dated October 22, 2012, between Registrant and BB&T, incorporated by reference to Registrant's Form 10-K for the year ended December 29, 2012

10.15
Second Amendment to First Amended and Restated Loan Agreement, dated August 9, 2013, between Registrant and Branch Banking and Trust ("BB&T"), incorporated by reference to Registrant's Form 10-K for the year ended December 28, 2013.

10.16
Third Amendment to First Amended and Restated Loan Agreement, dated January 2, 2014, between Registrant and Branch Banking and Trust ("BB&T"), incorporated by reference to Registrant's Form 10-K for the year ended December 28, 2013

10.17
Fourth Amendment to First Amended and Restated Loan Agreement, dated as of November 21, 2014, between Registrant and Branch Banking and Trust ("BB&T), incorporated by reference to Registrant's Form 8-K filed on November 25, 2014

10.18	Fifth Amendment to First Amended and Restated Loan Agreement, dated as of March 7, 2016, between Registrant and Branch Banking and Trust ("BB&T).
10.19	Employment Agreement dated January 24, 2011, between Registrant and Craig C. Bram, incorporated by reference to Registrant's Form 10-K for the year ended January 1, 2011
10.20	Amended Employment Agreement dated January 24, 2012, between Registrant and Craig C. Bram, incorporated by reference to Registrant's Form 10-K for the year ended December 31, 2011
10.21	Amended Employment Agreement dated January 24, 2013, between Registrant and Craig C. Bram, incorporated by reference to Registrant's Form 10-K for the year ended December 29, 2012
10.22	Amended Employment Agreement dated June 1, 2013, between Registrant and Craig C. Bram, incorporated by reference to Registrant's Form 8-K filed June 28, 2013
10.23	Amended Employment Agreement dated May 1, 2014, between Registrant and Craig C. Bram, incorporated by reference to Registrant's Form 10-K for the year ended January 3, 2015
10.24	Employment Agreement dated January 11, 2016, between Registrant and Dennis M. Loughran, incorporated by reference to Registrant's Form 8-K filed January 11, 2016.
10.25	Employment Agreement dated January 11, 2016, between Registrant and J. Kyle Pennington, incorporated by reference to Registrant's Form 8-K filed January 11, 2016.
10.26	Employment Agreement dated January 11, 2016, between Registrant and James G. Gibson, incorporated by reference to Registrant's Form 8-K filed January 11, 2016.
10.27
Stock Purchase Agreement, dated as of August 10, 2012, among Jimmie Dean Lee, James Varner, Steven C. O'Brate and Synalloy Corporation, incorporated by reference to Registrant's Form 8-K filed on August 24, 2012

10.28	Stock Purchase Agreement, dated as of November 21, 2014, between The Davidson Corporation and Synalloy Corporation, incorporated by reference to Registrant's Form 8-K filed on November 25, 2014
21	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP, independent registered public accounting firm
23.2	Consent of Dixon Hughes Goodman LLP, independent registered public accounting firm
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
31.3	Rule 13a-14(a)/15d-14(a) Certification of the Principal Accounting Officer
32	Certifications Pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed "furnished" and not "filed."