Form 10-Q
period 2016-03-31
SYNALLOY CORP
filed 2016-05-09
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _____ to _____

COMMISSION FILE NUMBER 0-19687
Synalloy Corporation
(Exact name of registrant as specified in its charter)

Delaware		57-0426694
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

4510 Cox Road, Suite 201, Richmond, Virginia		23060
(Address of principal executive offices)		(Zip Code)
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
The number of shares outstanding of the registrant's common stock as of May 5, 2016 was 8,612,370.

Synalloy Corporation
Index

PART I	FINANCIAL INFORMATION
	Item 1.	Financial Statements
Condensed consolidated balance sheets - March 31, 2016 and December 31, 2015
Condensed consolidated statements of operations - Three months ended March 31, 2016 and April 4, 2015
Condensed consolidated statements of cash flows - Three months ended March 31, 2016 and April 4, 2015
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
Signatures and Certifications

PART I
Item 1. FINANCIAL STATEMENTS
Synalloy Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	Mar 31, 2016	Dec 31, 2015
Assets
Current assets
Cash and cash equivalents	$255,794	$391,424
Accounts receivable, less allowance for doubtful accounts
of $180,000 and $247,000, respectively	20,411,483	17,946,119
Inventories, net	60,446,657	63,815,635
Prepaid expenses and other current assets	4,726,771	2,943,236
Total current assets	85,840,705	85,096,414

Cash value of life insurance	1,518,781	1,500,781
Property, plant and equipment, net of accumulated
depreciation of $51,297,241 and $50,203,945 respectively	45,964,944	46,294,271
Goodwill	1,354,730	1,354,730
Intangible asset, net of accumulated amortization
of $6,320,422 and $5,711,175, respectively	14,136,578	14,745,825
Deferred charges, net and other non-current assets	45,768	51,469
Total assets	$148,861,506	$149,043,490

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$10,534,234	$12,265,930
Accrued expenses	8,406,682	9,891,868
Current portion of long-term debt	4,533,908	4,533,908
Other current liabilities	112,325	101,000
Total current liabilities	23,587,149	26,792,706

Long-term debt, less unamortized debt issuance costs of $119,278 and $135,915, respectively	26,411,867	23,409,886
Long-term environmental reserves	450,000	450,000
Deferred income taxes	4,638,639	3,016,954
Deferred compensation	146,257	146,257
Other long-term liabilities	—	73,393

Shareholders' equity
Common stock, par value $1 per share - authorized 24,000,000 shares; issued 10,300,000 shares	10,300,000	10,300,000
Capital in excess of par value	34,524,497	34,476,240
Retained earnings	63,662,742	65,029,474
	108,487,239	109,805,714
Less cost of common stock in treasury: 1,687,630 and 1,663,314 shares, respectively	14,859,645	14,651,420
Total shareholders' equity	93,627,594	95,154,294
Commitments and contingencies – See Note 10
Total liabilities and shareholders' equity	$148,861,506	$149,043,490

Note: The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date.

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	Mar 31, 2016	Apr 4, 2015
Net sales	$36,312,012	$51,648,245

Cost of sales	31,593,836	42,706,626

Gross profit	4,718,176	8,941,619

Selling, general and administrative expense	5,571,902	5,370,689
Acquisition related costs	57	440,276
Operating (loss) income	(853,783)	3,130,654
Other expense (income)
Interest expense	281,296	377,653
Change in fair value of interest rate swaps	293,653	169,420
Palmer earn-out adjustment	—	(2,483,333)
Other, net	—	(2,825)

(Loss) income before income taxes	(1,428,732)	5,069,739
(Benefit from) provision for income taxes	(62,000)	1,432,000

Net (loss) income	$(1,366,732)	$3,637,739

Net (loss) income per common share:
Basic	$(0.16)	$0.42
Diluted	$(0.16)	$0.42

Weighted average shares outstanding:
Basic	8,634,563	8,714,530
Dilutive effect from stock options and grants	—	20,786
Diluted	8,634,563	8,735,316

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	Mar 31, 2016	Apr 4, 2015
Operating activities
Net (loss) income	$(1,366,732)	$3,637,739
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	1,108,229	1,194,665
Amortization expense	614,945	569,370
Non-cash interest expense on debt issuance costs	16,637	18,316
Deferred income taxes	1,621,685	27,319
Earn-out adjustment	—	(2,483,333)
Adjustments to allowance for doubtful accounts	(36,981)	(23,600)
Adjustments to inventory reserves	(149,526)	221,200
Gain on sale of property, plant and equipment	(21,560)	(12,000)
Change in cash value of life insurance	(18,000)	(24,000)
Change in fair value of interest rate swap	293,653	169,420
Change in environmental reserves	11,325	9,650
Employee stock option and grant compensation	99,992	143,319
Changes in operating assets and liabilities:
Accounts receivable	(2,428,383)	447,835
Inventories	3,518,504	(5,205,631)
Other assets and liabilities, net	220,414	(101,342)
Accounts payable	(1,731,696)	(8,977,677)
Accrued expenses	(1,709,867)	(1,733,685)
Accrued income taxes	(2,010,017)	1,324,534
Net cash used in continuing operating activities	(1,967,378)	(10,797,901)
Net cash used in discontinued operating activities	(218,539)	(208,920)
Net cash used in operating activities	(2,185,917)	(11,006,821)
Investing activities
Purchases of property, plant and equipment	(720,325)	(1,916,146)
Proceeds from sale of property, plant and equipment	55,463	12,000
Net cash used in investing activities	(664,862)	(1,904,146)
Financing activities
Net borrowings from line of credit	4,118,820	14,386,076
Payments on long-term debt	(1,133,476)	(1,300,143)
Payments of capital lease obligation	(16,306)	—
Purchases of treasury stock	(253,889)	—
Net cash provided by financing activities	2,715,149	13,085,933
(Decrease) increase in cash and cash equivalents	(135,630)	174,966
Cash and cash equivalents at beginning of period	391,424	26,623
Cash and cash equivalents at end of period	$255,794	$201,589

Supplemental disclosure
Cash paid during the year for:
Interest	$262,098	$307,247
Income taxes	$310,400	$79,515

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2016

Unless indicated otherwise, the terms "Company," "we," "us," and "our" refer to Synalloy Corporation and its consolidated subsidiaries.

NOTE 1--BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included as required by Regulation S-X, Rule 10-01. Operating results for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2015.
Accounting period
On December 31, 2015, the Company elected to change its fiscal year from a 52-53 week year ending the Saturday nearest to December 31 to a calendar year ending December 31 effective with fiscal year 2015. The Company made this change prospectively and did not adjust operating results for prior periods. The first quarter of 2015 ended on April 4, 2015 and the first quarter of 2016 ended on March 31, 2016. The change of the month-end date had an insignificant effect on results for quarter-end.
Reclassifications
Debt issuance costs were reclassified from deferred charges, net and other non-current assets to long-term debt, net of amortized debt issuance costs on the accompanying condensed consolidated balance sheets and amortization of debt issuance costs were reclassified to interest expense in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2015-03 to conform to the current year presentation in the accompanying condensed consolidated financial statements; see Note 2. These reclassifications had no material effect on previously reported results of operations or shareholders' equity.

NOTE 2--RECENTLY ISSUED ACCOUNTING STANDARDS
In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis", which modifies the consolidation model for reporting organizations under both the variable interest model and the voting interest model. The ASU is generally expected to reduce the number of situations where consolidation is required; however, in certain circumstances, the ASU may result in companies consolidating entities previously unconsolidated. The ASU requires all legal entities to re-evaluate previous consolidation conclusions under the revised model and is effective for periods beginning after December 15, 2015. Effective January 1, 2016, the Company adopted the provisions of this ASU. There was no effect on the Company's consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," which changes the presentation of debt issuance costs. This ASU requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Previously, capitalized debt issuance costs were presented as an asset on the consolidated balance sheet. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015. Effective January 1, 2016, the Company adopted the provisions of this ASU and there was no material effect on the Company's consolidated financial statements. As a result of implementation, the Company reclassified unamortized debt issuance costs from "Deferred charges, net and other non-current assets" to "Long-term debt, net of unamortized debt acquisition costs" on the consolidated balance sheet as of March 31, 2016 and December 31, 2015. Also, amortization expense related to debt acquisition costs for the three-month periods ending March 31, 2016 and April 4, 2015 was reclassified as interest expense on the consolidated statement of operations.
In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Measurement-Period Adjustments," which requires an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU requires the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2016

result of the change to the provisional amounts calculated as if the accounting had been completed at the acquisition date. The amendments in this ASU also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Effective January 1, 2016, the Company adopted the provisions of this ASU. There was no effect on the Company's consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting." The amendments in this updated guidance include changes to simplify the Codification for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows and is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company did not elect to early adopt the provisions of this ASU and is currently evaluating the impact ASU 2016-09 will have on its consolidated financial statements.

NOTE 3--INVENTORIES, NET
Inventories are stated at the lower of cost or market. Cost is determined by either specific identification or weighted average methods. The components of inventories, net, are as follows:

	Mar 31, 2016	Dec 31, 2015
Raw materials	$33,913,945	$34,821,694
Work-in-process	3,911,265	5,096,515
Finished goods	22,621,447	23,897,426
	$60,446,657	$63,815,635

NOTE 4--INTANGIBLE ASSETS AND DEFERRED CHARGES
Deferred charges and intangible assets totaled $20,572,000 at March 31, 2016 and December 31, 2015. Accumulated amortization of deferred charges and intangible assets as of March 31, 2016 and December 31, 2015 totaled $6,390,000 and $5,775,000, respectively. Estimated amortization expense for the next five years based on existing deferred charges and intangible assets is: 2016 - $2,090,000; 2017 - $2,339,000; 2018 - $2,169,000; 2019 - $2,047,000; 2020 - $2,047,000; and thereafter - $3,490,000.

NOTE 5--STOCK OPTIONS AND RESTRICTED STOCK

During the first three months of 2016, no stock options were exercised by officers and employees of the Company. Stock compensation expense for the three month periods ended March 31, 2016 and April 4, 2015 was approximately $100,000 and $143,000, respectively.
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
The diluted earnings per share calculations exclude the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. As of March 31, 2016 and April 4, 2015 the Company had weighted average shares of common stock, in the form of stock grants and options, of 269,344 and 78,357, respectively, which were not included in the diluted earnings per share calculation as their effect was anti-dilutive.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2016

NOTE 6--INCOME TAXES
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal examinations for years before 2013 or state income tax examinations for years before 2011.
The effective tax rate of four percent for the three-month period ended March 31, 2016 was lower than the statutory rate of 34 percent primarily due to state tax expense and permanent differences reducing the amount of tax benefit on the pre-tax loss for the year. The effective tax rate of 28 percent for the three-month period ended April 4, 2015 was lower than the 34 percent statutory rate primarily due to a non-taxable earn-out adjustment made in the first quarter of 2015. The year over year change in the effective rate is primarily related to the Company’s change in pre-tax income and the non-taxable earn-out adjustment from 2015 not recurring in 2016.

NOTE 7--SEGMENT INFORMATION

The following table summarizes certain information regarding segments of the Company's operations:

	Three Months Ended
	Mar 31, 2016	Apr 4, 2015
Net sales
Metals Segment	$23,962,000	$35,461,000
Specialty Chemicals Segment	12,350,000	16,187,000
	$36,312,000	$51,648,000
Operating (loss) income
Metals Segment	$(771,000)	$3,116,000
Specialty Chemicals Segment	1,210,000	1,461,000
	439,000	4,577,000
Less unallocated corporate expenses	1,293,000	1,003,000
Acquisition related costs	—	440,000
Operating (loss) income	(854,000)	3,134,000
Interest expense	281,000	378,000
Change in fair value of interest rate swap	294,000	169,000
Palmer earn-out adjustment	—	(2,483,000)

(Loss) income from operations before income taxes	$(1,429,000)	$5,070,000

	As of
	Mar 31, 2016	Dec 31, 2015
Identifiable assets
Metals Segment	$111,228,000	$112,748,000
Specialty Chemicals Segment	32,903,000	33,391,000
Corporate	4,731,000	2,904,000
	$148,862,000	$149,043,000

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2016

NOTE 8--FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company makes estimates of fair value in accounting for certain transactions, in testing and measuring impairment and in providing disclosures of fair value in its condensed consolidated financial instruments. The Company determines the fair values of its financial instruments for disclosure purposes by maximizing the use of observable inputs and minimizing the use of unobservable inputs when measuring fair value. Fair value disclosures for assets and liabilities are grouped in three levels. The levels prioritize the inputs used to measure the fair value of the assets or liabilities. These levels are:
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
Estimates of fair value using levels 2 and 3 may require judgments as to the timing and amount of cash flows, discount rates, and other factors requiring significant judgment, and the outcomes may vary widely depending on the selection of these assumptions. The Company's most significant fair value estimates as of March 31, 2016 and December 31, 2015 related to the contingent consideration for Specialty Pipe & Tube, Inc. ("Specialty"), testing goodwill for impairment, the interest rate swap and disclosures of the fair values of financial instruments.
As of March 31, 2016 and December 31, 2015, the carrying amounts for cash and cash equivalents, cash value of life insurance, accounts receivable, accounts payable and borrowings under the Company's bank debt, which are based on variable interest rates, approximate their fair value.
The Company has two Level 2 financial assets and liabilities. These are classified as Level 2 as they are not actively traded and are valued using pricing models that use observable market inputs.
The fair value of the interest rate swap contract entered into on August 21, 2012 was a liability of $252,000 and $40,000 at March 31, 2016 and December 31, 2015, respectively. Also, the fair value of this interest rate swap contract approximates its carrying value. The fair value of the interest rate swap contract entered into on September 3, 2013 was a liability of $288,000 and $206,000 at March 31, 2016 and December 31, 2015, respectively. The interest rate swap was priced using discounted cash flow techniques which are corroborated by using non-binding market prices. Changes in its fair value were recorded in long-term assets or liabilities, as appropriate, with corresponding offsetting entries to other income (expense). Significant inputs to the discounted cash flow model include projected future cash flows based on projected one-month LIBOR and the average margin for companies with similar credit ratings and similar maturities. The fair value of this interest rate swap contract approximates its carrying value.
The fair value of contingent consideration liabilities ("earn-out") resulting from the Palmer and Specialty acquisitions are classified as Level 3. Each quarter-end the Company re-evaluates its assumptions and adjustments to the estimated present value of the expected payments to be made, if required. The fair value of the earn-out liability to the former shareholders of Palmer was reduced to zero at April 4, 2015. Accordingly, the Company adjusted the earn-out liability and recognized a gain of approximately $2,483,000 during the first quarter of 2015. As of March 31, 2016 and December 31, 2015, based upon projected revenue levels, the estimated fair value of the earn-out liability to the former owners of Specialty was zero.
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 in the three-month period ended March 31, 2016 or year ended December 31, 2015. During the first three months of 2016, there have been no changes in the fair value methodologies used by the Company.

NOTE 9--FINANCING ARRANGEMENT
Pursuant to the Credit Agreement in place with the Company's bank, the Company is subject to certain covenants including maintaining a certain Total Funded Debt to EBITDA ratio (as defined in the Credit Agreement), a minimum tangible net worth and a total liabilities to tangible net worth ratio. The Company is also limited to a maximum amount of capital expenditures per

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2016

year, which is in line with the Company's current projected needs. At March 31, 2016, the Company was not in compliance with the Total Funded Debt to EBITDA ratio covenant. As a result, on May 4, 2016, the Company obtained a waiver from its bank which waived the breach by the Company and amended the Credit Agreement. The amendment modified the covenant definition to include the add-back of nickel price losses for any future test periods that occur and reduced the maximum revolving line of credit from $40,000,000 to $30,000,000.

NOTE 10--CONTINGENCIES
The Company is from time-to-time subject to various claims, possible legal actions for product liability and other damages, and other matters arising out of the normal conduct of the Company's business.
On March 11, 2016, in a suit filed by a Metals Segment customer against Synalloy Fabrication, LLC (discontinued operation), the United States District Court of Maryland (Baltimore Division) granted summary judgment regarding liability in favor of the plaintiff by ruling that an enforceable contract existed between the parties and the Company breached the agreement. As a result of this ruling, the remaining issue in the case is the amount of the plaintiff's damages. Consequently, the Company increased the facility closing liability for the estimated costs associated with this claim for the year ended December 31, 2015. There have been no changes to the facility closing liability for the quarter ended March 31, 2016.
Other than the matters discussed in this note, management is not currently aware of any other asserted or unasserted matters which could have a material effect on the financial condition or results of operations of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion of certain significant factors that affected the Company during the three-month period ended March 31, 2016.
Consolidated net sales for the first quarter of 2016 were $36,312,000, a decrease of $15,336,000 or 30 percent when compared to net sales for the first quarter of 2015 of $51,648,000. For the first quarter of 2016, the Company recorded a net loss of $1,367,000, or $0.16 loss per share, compared to net earnings of $3,638,000 or $0.42 per share for the same quarter in the prior year.

Metals Segment
Metals Segment sales for the first quarter of 2016 totaled $23,962,000, a decrease of $11,499,000 or 32 percent from $35,461,000 for the same quarter last year.
Storage tank sales decreased $1,574,000 or 23 percent to $5,247,000 for the first quarter of 2016 when compared to $6,821,000 for the same period of the prior year. The decrease in storage tank sales resulted from an eleven percent decrease in the number of tanks shipped combined with a twelve percent decrease in average tank selling price. Storage tank sales in the first quarter of 2015 reflected stronger order activity in late 2014, before the decline in oil prices occurred.
Heavy-wall, seamless carbon steel pipe and tube sales decreased $2,754,000 or 44 percent to $3,506,000 for the first quarter of 2016 compared to $6,260,000 for the same period of the prior year. The decrease was comprised of a 27 percent decrease in pounds shipped combined with a 17 percent decrease in average selling price per pound shipped. The Houston, TX distribution facility, with its focus on the oil and gas sector, saw a substantial decline in sales in the most recent quarter.
Stainless steel pipe sales decreased $7,171,000 or 32 percent for the first quarter of 2016 to $15,208,000 when compared to prior year sales of $22,379,000. The pipe sales decrease for the first quarter resulted from an eleven percent decrease in average unit volumes and a 22 percent decrease in average selling prices. In the first quarter, the Metals Segment's commodity unit volumes decreased approximately 29 percent while non-commodity unit volumes decreased approximately 35 percent. Selling prices for commodity pipe decreased approximately 27 percent while selling prices for non-commodity pipe decreased approximately eight percent. The non-commodity price decrease was largely attributable to mix differences between the periods.
Falling nickel prices continued to weigh heavily on stainless steel pipe sales in the first quarter of 2016. Nickel prices were down 39 percent from the first quarter of 2015 and down three percent from year-end 2015. Distributors continued to maintain lean inventories and only recently have inquiries from these customers shown increased activity. Sales of smaller diameter stainless steel pipe in the six inch and below category did increase in the first quarter of this year, reflecting the impact of the domestic manufacturers' antidumping and countervailing suit against India that was filed on September 30, 2015. The preliminary anti-dumping determination is set to be announced in early May 2016.
The Metals Segment incurred an operating loss of $771,000 for the first quarter of 2016 compared to operating income of $3,116,000 for the first quarter of 2015. Operating results for the first quarter of 2016 was impacted by the following factors:
a) Continued low oil and gas prices had an unfavorable effect on sales and profits for our storage tank and carbon pipe distribution facilities;
b) The first quarter of the prior year included several projects with a heavy concentration of large diameter stainless steel pipe which contributed superior margins. Pounds shipped of twelve inch and larger pipe was down 33 percent in the first quarter of 2016 over the same period of the prior year, reflecting an absence of project work;
c) As a result of a continued drop in nickel prices during 2016, the Company experienced nickel margin compression of approximately $1,415,000 and $1,030,000 for the first quarter of 2016 and 2015, respectively. There are two distinct components of the compression calculation. First, an adjustment is recorded for those products with actual manufacturing cost exceeding the subsequent month's selling price. The second component captures the effect of nickel price fluctuations on our profitability by comparing the material cost per pound of stainless steel products sold during the month with the cost of stainless steel purchased during the same month; and
d) Declines in sales and operating margins were partially offset by the implementation of stringent efforts to control costs and eliminate all non-essential spending. This will result in a quicker return to profitability when sales levels improve.

Specialty Chemicals Segment
Sales for the Specialty Chemicals Segment in the first quarter of 2016 were $12,350,000, which represented a $3,837,000 or 24 percent decrease from $16,187,000 for the same quarter of 2015. Pounds shipped during the first quarter of 2016 decreased ten percent from the same periods of 2015 as several products were taken in-house by our customers combined with the delayed ramping up of several new products. In addition, there was a shortage of customer supplied raw materials at our CRI facility which slowed production in the first quarter of 2016. Overall selling prices decreased 14 percent in the first quarter 2016 when compared to the same periods of 2015 due to in part to:
a) Lower selling prices per pound for oil based products. With the reduction in oil prices, the Specialty Chemicals Segment's raw material costs decreased which resulted in a decrease in selling prices; and
b) Our customers supply a large portion of raw materials for certain products. This results in a lower average selling price per pound for their products. The increase in sales where customers supplied the raw materials reduced the segment's selling price per pound.
Operating income for the first quarters of 2016 and 2015 was $1,210,000 and $1,461,000, respectively, a decrease of $251,000 or 17 percent. The decline in operating income was directly related to the lower sales during the quarter. Operating income as a percent of sales increased to 9.8 percent for the first quarter of 2016 compared to 9.0 percent for the same period of the prior year.

Other Items
Consolidated selling, general and administrative expenses increased four percent to $5,572,000, or 15 percent of sales, from $5,371,000, ten percent of sales, for the first quarter of 2016 compared to the first quarter of 2015.The increase resulted from higher professional fees (up $193,000), administrative salaries and wages (up $116,000), directors fees (up $50,000) and intangible asset amortization (up $44,000) partially offset by lower performance based bonuses which decreased $206,000.
Acquisition costs during the first quarter of 2015 represent professional fees associated with the Specialty Pipe and Tube, Inc. acquisition.
Interest expense for the first quarter of 2016 was $281,000 compared to $378,000 for the first quarter of 2015. The decrease resulted from lower average debt balances.
The change in the fair value of the interest rate swap contracts increased unallocated expenses for the first quarter of 2016 and 2015 by $294,000 and $169,000, respectively.
During March 2015, lower oil prices affected the demand for Palmer's storage tank and separator products. It was evident from reviewing March and April financial results that the third year operating results for Palmer would not meet the minimum earn-out levels. As a result, during the first quarter of 2015, the Company recorded a favorable adjustment of $2,483,000 to eliminate the remaining balance of Palmer's earn-out liability to the former owners of Palmer.
The Company's effective tax rate was four percent for the first quarter of 2016 due to state tax expense and permanent differences reducing the amount of tax benefit on the pre-tax loss for the quarter. The effective tax rate for the first quarter of the prior year was 28 percent. The previously mentioned earn-out adjustments recorded in 2015 was non-taxable.
Liquidity
The Company's cash balance decreased $135,000 during the first quarter of 2016 from $391,000 at the end of 2015 to $256,000 as of March 31, 2016.
a) Net accounts receivable increased $2,465,000 at March 31, 2016 when compared to the prior year end, which resulted from a ten percent increase in sales for the last two months of the first quarter 2016 compared to the last two months of the fourth quarter 2015. Also, days sales outstanding, calculated using a three month average basis, decreased five days to 49 days outstanding at the end of the first quarter 2016 from 54 days outstanding at the end of 2015;
b) Net inventories decreased $3,369,000 as of March 31, 2016 compared to the end of 2015. During the first quarter of 2016, the Company continued its directive to lower inventory levels. In addition, lower nickel and oil prices reduced inventory investments for 2016 and inventory turns increased five percent from 1.89 turns at December 31, 2015, calculated on a three month basis, to 1.99 turns at March 31, 2016;
c) Accounts payable decreased $1,732,000 as of March 31, 2016 from the prior year end due to an increase in the number of days outstanding at year-end due to the holidays. At March 31, 2016, the accounts payable days outstanding returned to 45 days;
d) Capital expenditures for the first quarter of 2016 were $720,000 of which $317,000 was for the Metals Segment's heavy wall pipe project at BRISMET; and
e) During the first quarter of 2016, the Company repurchased 29,500 shares at a cost of $254,000.

As of March 31, 2016, the Company had approximately $31,065,000 of bank debt. Pursuant to the Credit Agreement in place with the Company's bank, the Company is subject to certain covenants including maintaining a certain Total Funded Debt to EBITDA ratio (as defined in the Credit Agreement), a minimum tangible net worth and a total liabilities to tangible net worth ratio. The Company is also limited to a maximum amount of capital expenditures per year, which is in line with the Company's current projected needs. At March 31, 2016, the Company was not in compliance with the Total Funded Debt to EBITDA ratio covenant due to nickel price losses. As a result, on May 4, 2016, the Company obtained a waiver to the Credit Agreement and the Company and bank executed an amendment which modified the Total Funded Debt to EBITDA covenant definition to include the add-back of nickel price losses for any future test periods and reduced the maximum revolving line of credit from $40,000,000 to $30,000,000. Based on current forecasts and projections, the Company expects to remain in compliance with the revised debt covenant calculations.
Outlook
The Metals Segment will continue to be affected by nickel and oil prices. To a lesser extent, the Specialty Chemicals Segment will be negatively impacted by petroleum based raw material input prices.
Nickel prices appear to have stabilized during the first quarter of this year. While we hedged raw material purchases since January 1, 2016, we still have exposure to inventories carried on the balance sheet as of December 31, 2015. We estimate future nickel margin compression on this inventory of approximately $5,000,000, in addition to the compression incurred in the first quarter. With nickel prices increasing in recent weeks, order activity has improved and bookings of stainless steel pipe in April were in excess of $6,000,000, or almost half of what was booked in the first quarter of this year.
West Texas Intermediate oil prices have increased 22 percent from the beginning of the year, with prices reaching $45 per barrel. The Company believes our tank and seamless carbon pipe businesses will return to more normal levels of activity when prices reach $60 per barrel. However, there are some indications that activity in the Permian basin will increase should prices stabilize above $50 per barrel. Both our storage tank and seamless carbon pipe businesses have seen their revenues stabilize over the past three quarters, at levels about 50 percent of the revenues achieved before the decline in oil prices.
The Specialty Chemicals Segment's sales should show improved results for the remainder of the year, particularly in the second half. The new product pipeline remains strong and we have over 14 million pounds of annual volume that is committed to start production over the next 90 days.
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
This quarterly report includes and incorporates by reference "forward-looking statements" within the meaning of the federal securities laws. All statements that are not historical facts are "forward-looking statements." The words "estimate," "project," "intend," "expect," "believe," "should," "anticipate," "hope," "optimistic," "plan," "outlook," "should," "could," "may" and similar expressions identify forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions; the impact of competitive products and pricing; product demand and acceptance risks; raw material and other increased costs; raw materials availability; employee relations; ability to maintain workforce by hiring trained employees; labor efficiencies; customer delays or difficulties in the production of products; new fracking regulations; a prolonged decrease in oil and nickel prices; unforeseen delays in completing the integrations of acquisitions; risks associated with mergers, acquisitions, dispositions and other expansion activities; financial stability of our customers; environmental issues; unavailability of debt financing on acceptable terms and exposure to increased market interest rate risk; inability to comply with covenants and ratios required by our debt financing arrangements; ability to weather an economic downturn; loss of consumer or investor confidence and other risks detailed from time-to-time in the Company's Securities and Exchange Commission filings. The Company assumes no obligation to update the information included in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risks
Information about the Company's exposure to market risk was disclosed in its Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on March 30, 2016. There have been no material quantitative or qualitative changes in market risk exposure since the date of that filing.

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

Changes in Internal Control over Financial Reporting

The Company's management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, identified no change in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's control over financial reporting.

PART II

Item 1. Legal Proceedings
It is not unusual for us and our subsidiaries to be involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business involving, among other things, product liability, commercial, employment, workers' compensation, intellectual property claims and environmental matters. We establish reserves in a manner that is consistent with accounting principles generally accepted in the United States for costs associated with such matters when a liability is probable and those costs are capable of being reasonably estimated. We cannot predict with any certainty the outcome of these unresolved legal actions or the range of possible loss or recovery. Based on current information, however, we believe that the eventual outcome of these unresolved legal actions, either individually or in the aggregate, will not have a material adverse effect on our financial position, results of operations or cash flows. There were no material changes in our Legal Proceedings as discussed in Part I, Item 3 in the Company's Form 10-K for the period ending December 31, 2015.

Item 1A. Risk Factors
There were no material changes in our assessment of risk factors as discussed in Part I, Item 1A in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Jan 1, 2016 - Jan 31, 2016	—	$—	—	899,600
Feb 1, 2016 - Feb 29, 2016	—	$—	—	899,600
Mar 1, 2016 - Mar 31, 2016	29,500	$8.61	29,500	870,100
Total	29,500		29,500
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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
On May 4, 2016, the Company amended its Credit Agreement with its bank to modify the covenant definition for the Total Funded Debt to EBITDA ratio (as defined in the Credit Agreement) to include the add-back of nickel price losses for any future test periods that occur and to reduce the maximum revolving line of credit from $40,000,000 to $30,000,000.

Item 6. Exhibits

Exhibit No.	Description
10.1	Sixth Amendment to First Amended and Restated Loan Agreement, dated as of May 4, 2016, between Registrant and Branch Banking and Trust ("BB&T")
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
31.3	Rule 13a-14(a)/15d-14(a) Certification of the Chief Accounting Officer
32	Certifications Pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNALLOY CORPORATION
(Registrant)

Date: May 9, 2016	By:	/s/ Craig C. Bram
Craig C. Bram
President and Chief Executive Officer
(principal executive officer)

Date: May 9, 2016	By:	/s/ Dennis M. Loughran
Dennis M. Loughran
Senior Vice President and Chief Financial Officer
(principal financial officer)

Date: May 9, 2016	By:	/s/ Richard D. Sieradzki
Richard D. Sieradzki
Chief Accounting Officer
(principal accounting officer)