Form 10-Q
period 2016-06-30
SYNALLOY CORP
filed 2016-08-09
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
The number of shares outstanding of the registrant's common stock as of August 4, 2016 was 8,658,361.

Synalloy Corporation
Index

PART I	FINANCIAL INFORMATION
	Item 1.	Financial Statements
Condensed consolidated balance sheets - June 30, 2016 and December 31, 2015
Condensed consolidated statements of operations - Three and six-month periods ended June 30, 2016 and July 4, 2015
Condensed consolidated statements of cash flows - Three and six-month periods ended June 30, 2016 and July 4, 2015
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
Signatures and Certifications

PART I
Item 1. FINANCIAL STATEMENTS
Synalloy Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	Jun 30, 2016	Dec 31, 2015
Assets
Current assets
Cash and cash equivalents	$2,150,196	$391,424
Accounts receivable, less allowance for doubtful accounts
of $212,000 and $247,000, respectively	18,809,710	17,946,119
Inventories, net	59,540,602	63,815,635
Prepaid expenses and other current assets	6,359,146	2,943,236
Total current assets	86,859,654	85,096,414

Cash value of life insurance	—	1,500,781
Property, plant and equipment, net of accumulated
depreciation of $52,439,143 and $50,203,945 respectively	45,732,667	46,294,271
Goodwill	1,354,730	1,354,730
Intangible asset, net of accumulated amortization
of $6,929,668 and $5,711,175, respectively	13,527,332	14,745,825
Deferred charges, net and other non-current assets	40,068	51,469
Total assets	$147,514,451	$149,043,490

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$14,490,685	$12,265,930
Accrued expenses	6,852,587	9,891,868
Current portion of long-term debt	4,533,908	4,533,908
Other current liabilities	122,458	101,000
Total current liabilities	25,999,638	26,792,706

Long-term debt, less unamortized debt issuance costs of $108,181 and $135,915, respectively	23,914,370	23,409,886
Long-term environmental reserves	450,000	450,000
Deferred income taxes	4,638,640	3,016,954
Deferred compensation	146,257	146,257
Other long-term liabilities	—	73,393

Shareholders' equity
Common stock, par value $1 per share - authorized 24,000,000 shares; issued 10,300,000 shares	10,300,000	10,300,000
Capital in excess of par value	34,540,125	34,476,240
Retained earnings	61,980,013	65,029,474
	106,820,138	109,805,714
Less cost of common stock in treasury: 1,641,639 and 1,663,314 shares, respectively	14,454,592	14,651,420
Total shareholders' equity	92,365,546	95,154,294
Commitments and contingencies – See Note 10
Total liabilities and shareholders' equity	$147,514,451	$149,043,490

Note: The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date.

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	Jun 30, 2016	Jul 4, 2015	Jun 30, 2016	Jul 4, 2015
Net sales	$34,906,668	$50,163,448	$71,218,680	$101,811,693

Cost of sales	30,909,074	41,747,379	62,502,910	84,454,005

Gross profit	3,997,594	8,416,069	8,715,770	17,357,688

Selling, general and administrative expense	5,654,659	5,720,992	11,226,561	11,091,681
Acquisition related costs	75,000	4,770	75,057	445,046
Business interruption insurance proceeds	—	(480,000)	—	(480,000)
Operating (loss) income	(1,732,065)	3,170,307	(2,585,848)	6,300,961
Other expense (income)
Interest expense	268,143	320,842	549,439	698,495
Change in fair value of interest rate swaps	98,187	(183,337)	391,840	(13,917)
Palmer earn-out adjustment	—	—	—	(2,483,333)
Other, net	—	(134,483)	—	(137,308)

(Loss) income before income taxes	(2,098,395)	3,167,285	(3,527,127)	8,237,024
(Benefit from) provision for income taxes	(515,000)	712,000	(577,000)	2,144,000

Net (loss) income from continuing operations	(1,583,395)	2,455,285	(2,950,127)	6,093,024

Net loss from discontinued operations, net of tax	(99,334)	—	(99,334)	—

Net (loss) income	$(1,682,729)	$2,455,285	$(3,049,461)	$6,093,024

Net (loss) income per common share from continuing operations:
Basic	$(0.18)	$0.28	$(0.34)	$0.70
Diluted	$(0.18)	$0.28	$(0.34)	$0.70

Net loss per common share from discontinued operations:
Basic	$(0.01)	$—	$(0.01)	$—
Diluted	$(0.01)	$—	$(0.01)	$—

Weighted average shares outstanding:
Basic	8,638,584	8,722,473	8,636,574	8,718,501
Dilutive effect from stock options and grants	—	12,502	—	16,745
Diluted	8,638,584	8,734,975	8,636,574	8,735,246

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	Jun 30, 2016	Jul 4, 2015
Operating activities
Net (loss) income	$(3,049,461)	$6,093,024
Loss from discontinued operations, net of tax	99,334	—
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	2,279,954	2,387,856
Amortization expense	1,229,892	1,138,740
Non-cash interest expense on debt issuance costs	27,734	41,847
Deferred income taxes	1,621,686	412,062
Earn-out adjustment	—	(2,483,333)
Adjustments to allowance for doubtful accounts	(27,043)	(837,568)
Adjustments to inventory reserves	228,126	452,103
Gain on sale of property, plant and equipment	(45,429)	(12,000)
Change in cash value of life insurance	1,502	540,152
Change in fair value of interest rate swap	391,839	(13,917)
Change in environmental reserves	21,458	18,868
Issuance of treasury stock for director fees	330,000	118,762
Employee stock option and grant compensation	189,257	273,369
Changes in operating assets and liabilities:
Accounts receivable	(836,548)	4,301,148
Inventories	4,046,907	(711,559)
Other assets and liabilities, net	(369,588)	273,891
Accounts payable	2,224,755	(9,391,189)
Accrued expenses	(3,064,961)	(979,410)
Accrued income taxes	(3,081,713)	(334,748)
Net cash provided by continuing operating activities	2,217,701	1,288,098
Net cash used in discontinued operating activities	(538,886)	(420,204)
Net cash provided by operating activities	1,678,815	867,894
Investing activities
Purchases of property, plant and equipment	(1,740,548)	(2,796,329)
Proceeds from sale of property, plant and equipment	100,363	12,000
Cancellation of life insurance policies	1,502,283	—
Net cash used in investing activities	(137,902)	(2,784,329)
Financing activities
Net borrowings from line of credit	2,743,702	4,546,401
Payments on long-term debt	(2,239,218)	(2,433,619)
Payments of capital lease obligation	(32,736)	—
Proceeds from exercised stock options	—	8,302
Purchases of treasury stock	(253,889)	—
Net cash provided by financing activities	217,859	2,121,084
Increase in cash and cash equivalents	1,758,772	204,649
Cash and cash equivalents at beginning of period	391,424	26,623
Cash and cash equivalents at end of period	$2,150,196	$231,272

Supplemental disclosure
Cash paid during the year for:
Interest	$497,722	$619,590
Income taxes	$875,015	$2,023,618

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2016

Unless indicated otherwise, the terms "Company," "we," "us," and "our" refer to Synalloy Corporation and its consolidated subsidiaries.

NOTE 1--BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included as required by Regulation S-X, Rule 10-01. Operating results for the three and six-month periods ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2015.
Accounting period
On December 31, 2015, the Company elected to change its fiscal year from a 52-53 week year ending the Saturday nearest to December 31 to a calendar year ending December 31 effective with fiscal year 2015. The Company made this change prospectively and did not adjust operating results for prior periods. The second quarter of 2015 ended on July 4, 2015 and the second quarter of 2016 ended on June 30, 2016. The change of the month-end date had an insignificant effect on the financial results reported in this Form 10-Q.
Reclassifications
Customer discounts on accounts receivable of $158,000 were reclassifed to accrued expenses on the accompanying condensed consolidated balance sheet for the period ended December 31, 2015. This reclassification had no material effect on previously reported financial position, results of operations or shareholders' equity.

NOTE 2--RECENTLY ISSUED ACCOUNTING STANDARDS
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which significantly modifies the recognition of impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life. The amendment should be applied using a modified-retrospective approach, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. The Company did not elect to early adopt the provisions of this ASU and is currently evaluating the impact ASU 2016-09 will have on its consolidated financial statements.
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

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2016

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," which changes the presentation of debt issuance costs. This ASU requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Previously, capitalized debt issuance costs were presented as an asset on the consolidated balance sheets. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015. Effective January 1, 2016, the Company adopted the provisions of this ASU and there was no material effect on the Company's consolidated financial statements. As a result of implementation, the Company reclassified unamortized debt issuance costs from "Deferred charges, net and other non-current assets" to "Long-term debt, less unamortized debt issuance costs" on the consolidated balance sheet as of June 30, 2016 and December 31, 2015. Also, amortization expense originally recorded as "Selling, general and administrative expenses" related to debt acquisition costs for the three and six-month periods ending June 30, 2016 and July 4, 2015 was reclassified as "Interest expense" on the consolidated statements of operations.
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

NOTE 3--INVENTORIES, NET
Inventories are stated at the lower of cost or market. Cost is determined by either standard, specific identification or weighted average methods. The components of inventories, net, are as follows:

	Jun 30, 2016	Dec 31, 2015
Raw materials	$32,868,380	$34,821,694
Work-in-process	6,688,291	5,096,515
Finished goods	19,983,931	23,897,426
	$59,540,602	$63,815,635

NOTE 4--INTANGIBLE ASSETS AND DEFERRED CHARGES
Deferred charges and intangible assets totaled $20,572,000 at June 30, 2016 and December 31, 2015. Accumulated amortization of deferred charges and intangible assets as of June 30, 2016 and December 31, 2015 totaled $7,005,000 and $5,775,000, respectively. Estimated amortization expense for the next five years based on existing deferred charges and intangible assets is: remainder of 2016 - $1,475,000; 2017 - $2,339,000; 2018 - $2,169,000; 2019 - $2,047,000; 2020 - $2,047,000; and thereafter - $3,490,000.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2016

NOTE 5--STOCK OPTIONS AND RESTRICTED STOCK

During the first six months of 2016, no stock options were exercised by officers and employees of the Company. Stock compensation expense for the three and six-month periods ended June 30, 2016 was approximately $91,000 and $189,000, respectively, while stock compensation expense for the three and six-month periods ended July 4, 2015 was approximately $130,000 and $273,000, respectively.
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
The diluted earnings per share calculations exclude the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. As of June 30, 2016 and July 4, 2015 the Company had weighted average shares of common stock, in the form of stock grants and options, of 269,344 and 93,414, respectively, which were not included in the diluted earnings per share calculation as their effect was anti-dilutive.

NOTE 6--INCOME TAXES
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal examinations for years before 2013 or state income tax examinations for years before 2011.
The effective tax rate of 25 percent and 16 percent for the three and six-month periods ended June 30, 2016, respectively, was lower than the statutory rate of 34 percent primarily due to state tax expense, taxable life insurance cash surrender value gains and other permanent differences reducing the amount of tax benefit on the pre-tax loss for the year. The effective tax rate of 26 percent and 28 percent for the three and six-month periods ended July 4, 2015, respectively, was lower than the 34 percent statutory rate primarily due to a non-taxable earn-out adjustment made in the first quarter of 2015. The year over year change in the effective rate is primarily related to the Company’s change in pre-tax income, non-taxable earn-out adjustments in 2015 not recurring in 2016 and taxable life insurance cash surrender value gains.
The Company accounts for income taxes for interim periods in accordance with "ASC Topic 740, Income Taxes" (“ASC 740”).  ASC 740 requires the tax (or benefit) related to ordinary income (or loss) to be computed at an estimated annual effective tax rate and the tax (or benefit) related to all other items be individually computed and recognized when the items occur unless a reliable estimated annual effective tax rate cannot be calculated.  Accordingly, based on forecasted pre-tax earnings compared to current year pretax activity and year to date actual permanent items, the income tax provision for the six months ended June 30, 2016 was determined based on the actual year-to-date effective tax rate because a reliable estimate of the annual effective tax rate cannot be made.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2016

NOTE 7--SEGMENT INFORMATION

The following table summarizes certain information regarding segments of the Company's continuing operations:

	Three Months Ended		Six Months Ended
	Jun 30, 2016	Jul 4, 2015	Jun 30, 2016	Jul 4, 2015
Net sales
Metals Segment	$22,079,000	$33,943,000	$46,041,000	$69,404,000
Specialty Chemicals Segment	12,828,000	16,220,000	25,178,000	32,408,000
	$34,907,000	$50,163,000	$71,219,000	$101,812,000
Operating (loss) income
Metals Segment	$(1,649,000)	$2,832,000	$(2,421,000)	$5,948,000
Specialty Chemicals Segment	1,322,000	1,566,000	2,532,000	3,026,000
	(327,000)	4,398,000	111,000	8,974,000
Less unallocated corporate expenses	1,330,000	1,222,000	2,622,000	2,228,000
Acquisition related costs	75,000	5,000	75,000	445,000
Operating (loss) income	(1,732,000)	3,171,000	(2,586,000)	6,301,000
Interest expense	268,000	321,000	549,000	698,000
Change in fair value of interest rate swap	98,000	(183,000)	392,000	(14,000)
Palmer earn-out adjustment	—	—	—	(2,483,000)
Other income	—	(134,000)	—	(137,000)

(Loss) income from operations before income taxes	$(2,098,000)	$3,167,000	$(3,527,000)	$8,237,000

	As of
	Jun 30, 2016	Dec 31, 2015
Identifiable assets
Metals Segment	$108,457,000	$112,748,000
Specialty Chemicals Segment	32,300,000	33,391,000
Corporate	6,757,000	2,904,000
	$147,514,000	$149,043,000

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

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2016

Estimates of fair value using levels 2 and 3 may require judgments as to the timing and amount of cash flows, discount rates, and other factors requiring significant judgment, and the outcomes may vary widely depending on the selection of these assumptions. The Company's most significant fair value estimates as of June 30, 2016 and December 31, 2015 related to the contingent consideration for Specialty Pipe & Tube, Inc. ("Specialty"), testing goodwill for impairment, the interest rate swaps and disclosures of the fair values of financial instruments.
As of June 30, 2016 and December 31, 2015, the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and borrowings under the Company's bank debt, which are based on variable interest rates, approximate their fair value. The carrying amount for cash value of life insurance at December 31, 2015 approximates its fair value.
The Company has two Level 2 financial assets and liabilities. These are classified as Level 2 as they are not actively traded and are valued using pricing models that use observable market inputs.
The fair value of the interest rate swap contract entered into on August 21, 2012 was a liability of $319,000 and $40,000 at June 30, 2016 and December 31, 2015, respectively. The fair value of the interest rate swap contract entered into on September 3, 2013 was a liability of $319,000 and $206,000 at June 30, 2016 and December 31, 2015, respectively. The interest rate swaps were priced using discounted cash flow techniques which are corroborated by using non-binding market prices. Changes in its fair value were recorded to other income (expense) with corresponding offsetting entries to long-term assets or liabilities, as appropriate. Significant inputs to the discounted cash flow model include projected future cash flows based on projected one-month LIBOR and the average margin for companies with similar credit ratings and similar maturities. The fair value of this interest rate swap contract approximates its carrying value.
The fair value of contingent consideration liabilities ("earn-out") resulting from the Palmer of Texas Tanks, Inc. ("Palmer") and Specialty acquisitions are classified as Level 3. Each quarter-end the Company re-evaluates its assumptions and adjustments to the estimated present value of the expected payments to be made, if required. The fair value of the earn-out liability to the former shareholders of Palmer was reduced to zero at April 4, 2015. Accordingly, the Company adjusted the earn-out liability and recognized a gain of approximately $2,483,000 during the first quarter of 2015. The Palmer earn-out period expired August 21, 2015. As of June 30, 2016 and December 31, 2015, based upon projected revenue levels, the estimated fair value of the earn-out liability to the former owners of Specialty was zero.
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 in the three-month period ended June 30, 2016 or year ended December 31, 2015. During the first six months of 2016, there have been no changes in the fair value methodologies used by the Company.

NOTE 9--FINANCING ARRANGEMENT
Pursuant to the Credit Agreement in place with the Company's bank, the Company is subject to certain covenants including maintaining a certain Total Funded Debt to EBITDA ratio (as defined in the Credit Agreement), a minimum tangible net worth and a total liabilities to tangible net worth ratio. The Company is also limited to a maximum amount of capital expenditures per year, which is in line with the Company's current projected needs. At March 31, 2016, the Company was not in compliance with the Total Funded Debt to EBITDA ratio covenant. As a result, on May 4, 2016, the Company obtained a waiver from its bank which waived the breach by the Company and amended the Credit Agreement. The amendment modified the covenant definition to include the add-back of nickel price losses for any future test periods that occur and reduced the maximum revolving line of credit from $40,000,000 to $30,000,000. At June 30, 2016, the Company was in compliance with all debt covenants.

NOTE 10--CONTINGENCIES
The Company is from time-to-time subject to various claims, possible legal actions for product liability and other damages, and other matters arising out of the normal conduct of the Company's business.
On March 11, 2016, in a suit filed by a Metals Segment customer against Synalloy Fabrication, LLC (discontinued operation), the United States District Court of Maryland (Baltimore Division) granted summary judgment regarding liability in favor of the plaintiff by ruling that an enforceable contract existed between the parties and the Company breached the agreement. As a result of this ruling, the remaining issue in the case was the amount of the plaintiff's damages. Consequently, the Company increased the facility closing liability to a level of $3,000,000 for the estimated costs associated with this claim for the year ended December 31, 2015.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2016

In June 2016, the matter was settled for damages totaling $3,100,000. As a result, the Company increased the facility closing liability and made a payment of $2,500,000 in June 2016. The remaining balance of $600,000 is payable in September 2016 and is included in accrued expenses. The amount required to adjust the facility closing reserve as a result of the settlement is included in discontinued operations on the accompanying consolidated statements of operations.
Other than the matters discussed in this note, management is not currently aware of any other asserted or unasserted matters which could have a material effect on the financial condition or results of operations of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion of certain significant factors that affected the Company during the six and three-month period ended June 30, 2016.
Consolidated net sales for the second quarter of 2016 were $34,907,000, a decrease of $15,257,000 or 30 percent when compared to net sales for the second quarter of 2015 of $50,163,000. For the first six months of 2016, net sales were $71,219,000, a decrease of $30,593,000 or 30 percent from the same period of 2015. For the second quarter of 2016, the Company recorded a net loss from continuing operations of $1,583,000, or $0.19 loss per share, compared to net earnings from continuing operations of $2,455,000 or $0.28 per share for the same quarter in the prior year. For the first six months of 2016, the Company recorded a net loss from continuing operations of $2,950,000 or $0.34 loss per share, compared to net earnings from continuing operations of $6,093,000 or $0.70 per share for the first six months of 2015.
Metals Segment
Metals Segment sales for the second quarter of 2016 totaled $22.1 million, a decrease of $11.9 million or 35 percent from the second quarter of 2015. Sales for the first six months of 2016 were $46.0 million, a decrease of $23.4 million or 34 percent from 2015. Sales in prior year periods reflected stronger order shipments across all markets in early 2015, before the precipitous decline in oil prices occurred.
Storage tank sales decreased $0.1 million or 1.5 percent for the second quarter of 2016 and decreased $1.6 million or 14.5 percent for the first six months of 2016 when compared to the same periods for the prior year. The decrease in storage tank sales for the second quarter resulted from a ten percent increase in the number of tanks shipped combined with an eleven percent decrease in average tank selling price. Sales decreased for the first six months of 2016 when compared to the prior year due to a three percent decrease in tanks shipped combined with a twelve percent decrease in average tank selling price.
Heavy-wall, seamless carbon steel pipe and tube sales decreased $0.7 million or 16.9 percent for the second quarter of 2016 and $3.5 million or 32.8 percent for the first six months of 2016 when compared to the same periods for the prior year. The sales decrease for the second quarter was comprised of a three percent decrease in pounds sold combined with a 14 percent decrease in average selling price per pound shipped. For the first six months of 2016, the decrease in sales when compared to the prior year was comprised of a 15 percent decrease in the number of pounds shipped combined with a 19 percent decrease in the average selling price per pound shipped.
Stainless steel pipe sales decreased $11.1 million or 44.1 percent for the second quarter of 2016 and decreased $18.2 million or 38.4 percent for the first six months of 2016 when compared to the same periods for the prior year. The pipe sales for the second quarter resulted from a 14 percent decrease in the number of pounds shipped combined with a 30 percent decrease in the average selling price per pound. The stainless steel pipe sales decrease for the first six months of 2016 resulted from a 13 percent decrease in the number of pounds shipped combined with a 26 percent decrease in average selling prices.
Sales were affected during the second quarter and first six months of 2016 by:
a) Sales in prior periods reflected stronger order shipments across all markets in early 2015, before the precipitous decline in oil prices occurred. Falling nickel prices also continued to weigh heavily on stainless steel pipe sales in 2016. In addition, average nickel prices were down 32 percent and 37 percent for the second quarter and first six months of 2016, respectively, when compared to the same periods of the prior year. Those two impacts drove most of the comparable declines.
b) The decline in storage tank sales for the second quarter and first six months of 2016 when compared to the same periods of the prior year was muted due to the late April, 2015 fire in the fiberglass tank production line that reduced second quarter 2015 volumes.
The Metals Segment's operating results from continuing operations decreased $4.4 million to a loss of $1.6 million for the second quarter of 2016 compared to a profit of $2.8 million for the second quarter of 2015. For the first six months of 2016, operating income from continuing operations for the Metals Segment decreased $8.3 million to a loss of $2.4 million for 2016 compared to operating income of $5.9 million for 2015. Current year operating income was affected by the following factors:

a)
Lost contribution margin due to lower volumes across all segments, as continued low oil and gas prices, as well as sustained lower levels of spending across all industrial classes, had an unfavorable effect on sales and profits for our storage tank and carbon pipe distribution facilities, as well as our stainless steel welded pipe markets.

b)
As a result of a continued low nickel prices during 2016, the Company experienced inventory nickel margin compression of approximately $1.5 million and $3.0 million for the second quarter and first half of 2016, respectively.

This compares to inventory nickel margin compression of approximately $2.5 million and $3.5 million, respectively, for the same periods of 2015.

Specialty Chemicals Segment
Sales for the Specialty Chemicals Segment in the second quarter of 2016 were $12.8 million, representing a $3.4 million or 21 percent decrease from the same quarter of 2015. Sales for the first six months of 2016 were $25.2 million, a decrease of $7.2 million or 22 percent from 2015. Pounds shipped during the second quarter of 2016 decreased 23 percent from the same period of 2015 and average selling prices increased three percent. For the first six months of 2016, pounds shipped decreased 16 percent while average selling prices decreased seven percent. Sales were affected during the second quarter and first six months of 2016 by:
a) Lower sales due to in-sourcing of several products by customers who were able to absorb production due to slack demand for their other products, as well as delayed ramp up of several new products due primarily to customer scheduling; and
b) Lower selling prices per pound for oil based products. With the reduction in oil prices, the Segment's raw material costs decreased, which resulted in lower passed through material value as part of the billed selling prices.
Operating income for the second quarters of 2016 and 2015 was $1.3 million and $1.6 million, respectively, a decrease of $0.3 million or 19 percent. For the first six months, operating income was $2.5 million and $3.0 million for 2016 and 2015, respectively, a decrease of $0.5 million or 17 percent. The decrease in operating income for the quarter and first six months was directly related to the lower sales levels. Operating income as a percent of sales for the second quarter improved to 10.3 percent of sales for 2016 compared to 9.7 percent of sales for 2015. For the first six months, operating income as a percent of sales increased to 10.1 percent of sales for 2016 up from 9.3 percent of sales for 2015.

Other Items
Consolidated selling, general and administrative expenses decreased one percent to $5,655,000, or 16 percent of sales, from $5,721,000, eleven percent of sales, for the second quarter of 2016 compared to the second quarter of 2015. This cost category was $11,227,000, 16 percent of sales, for the first six months of 2016, an increase of $135,000 or one percent from $11,092,000, eleven percent of sales, for the same period of the prior year. The increase for the six months offset by lower performance based bonuses which decreased $594,000. Total selling, general and administrative expenses remained relatively steady for the second quarter.
Acquisition costs for 2015 mainly represent professional fees associated with the Specialty acquisition.
Interest expense for the second quarter of 2016 was $268,000 compared to $321,000 for the second quarter of 2015. For the six months, interest expense decreased to $549,000 for 2016 compared to $698,000 for 2015.
The change in fair value of the interest rate swap contracts increased unallocated expenses for the second quarter of 2016 by $98,000 and decreased unallocated expenses by $183,000 for the second quarter of 2015. For the first six months of 2016, unallocated expenses increased by $392,000 for the change in fair value of the interest rate swap contracts, compared to a decrease of $14,000 for the same period of 2015.
During March 2015, lower oil prices affected the demand for Palmer's storage tank and separator products. It was evident from reviewing March and April financial results that the third year operating results for Palmer would not meet the minimum earn-out levels. As a result, a $2,483,000 favorable adjustment was recorded in the first six months of 2015 to eliminate the remaining balance of Palmer's earn-out liability.
Other income of $134,000 for the second quarter of 2015 represents life insurance proceeds received in excess of cash surrender value for a former officer of the Company.
The Company's effective tax rate was 25 percent and 23 percent for the second quarters of 2016 and 2015, respectively. For the first six months, the effective tax rate was 16 percent and 26 percent for 2016 and 2015, respectively. During 2016, state tax expense and permanent differences reduced the amount of tax benefit on the pre-tax loss. The effective tax rate for 2015 reflects the effect of the non-taxable earn-out adjustment.
Liquidity
The Company's cash balance increased $1,759,000 from $391,000 at the end of 2015 to $2,150,000 as of June 30, 2016.
a) Net accounts receivable increased $864,000 at June 30, 2016 when compared to the prior year end, which resulted from a four percent increase in sales for the last two months of the second quarter 2016 compared to the last two months of the fourth quarter 2015. Also, days sales outstanding, calculated using a three-month average basis, decreased 4 days to 50 days outstanding at the end of the second quarter 2016 from 54 days outstanding at the end of 2015;

b)
Net inventories decreased $4,275,000 at June 30, 2016 as compared to year-end 2015. During the first six months of 2016, the company continued its directive to lower inventory levels. In addition, the replacement costs of raw materials purchased during the first half of 2016 were lower than the average cost of inventory shipped during the period, resulting in lower investment in inventory on a dollar basis at the end of the second quarter. Inventory turns increased five percent from 1.89 turns at December 31, 2015, calculated on a three-month basis, to 1.99 turns at June 30, 2016, primarily due to lower inventory levels;

c)	Accounts payable increased $2,225,000 as of June 30, 2016 from the prior year-end. The increase was primarily due to the Company increasing accounts payable days outstanding to 60 days at quarter end;
d) During June 2016, the Company cancelled three whole-life insurance policies on prior officers of the Company which resulted in the receipt of $1,502,000 million for their cash surrender value which resulted in the decrease in other assets as of June 30, 2016 when compared to the prior year-end;
e) Accrued expenses decreased $3,039,000 million as of June 30, 2016 from the prior year-end due mainly to the $2.500,000 payment made during June 2016 for the settlement of the Synalloy Fabrication, LLC (discontinued operation) lawsuit.

f)	Capital expenditures for the six months of 2016 were $1,741,000 of which $721,000 was for the Metals heavy wall pipe project at BRISMET; and
g) During the first six months of 2016, the Company repurchased 29,500 shares at a cost of $254,000.
The Company had $28,448,000 of bank debt outstanding as of June 30, 2016. Pursuant to the Credit Agreement in place with the Company's bank, the Company is subject to certain covenants including maintaining a certain Total Funded Debt to EBITDA ratio (as defined in the Credit Agreement), a minimum tangible net worth and a total liabilities to tangible net worth ratio. The Company is also limited to a maximum amount of capital expenditures per year, which is in line with the Company's current projected needs. At March 31, 2016, the Company was not in compliance with the Total Funded Debt to EBITDA ratio covenant due to nickel price losses. As a result, on May 4, 2016, the Company obtained a waiver to the Credit Agreement and the Company and bank executed an amendment which modified the Total Funded Debt to EBITDA covenant definition to include the add-back of nickel price losses for any future test periods and reduced the maximum revolving line of credit from $40,000,000 to $30,000,000. Based on current forecasts and projections, the Company expects to remain in compliance with the revised debt covenant calculations.
On December 31, 2015, the company elected to change its fiscal year from a 52-53 week year ending the Saturday nearest to December 31 to a calendar year ending December 31 effective with Fiscal year 2015. The Company made this change prospectively and did not adjust operating results for prior periods. The second quarter and first six months of 2015 ended on July 4, 2015 and the second quarter and first six months of 2016 ended on June 30, 2016. The change of month-end date had an insignificant effect on year over year financial statement comparability.
Outlook
Nickel and oil prices continue to weigh heavily on the performance of the Metals Segment. We have seen some recent improvement in both nickel prices and surcharges that the Company receives on the sales of its products. Average nickel prices in the second quarter 2016 were up 6.5 percent over the first quarter 2016, and in July 2016 were up 13 percent over the end of the second quarter. Surcharges for 304 commodity pipe in the second quarter were up 5.5 percent over the first quarter and the current price for September is up 16 percent over the end of the second quarter. Even with the positive activity in nickel prices, the Company has not experienced an increase in sales to our distribution customers. Project activity remains weak and we do not see any indication that will change in the second half of this year.
West Texas Intermediate ("WTI") oil prices showed some strength in the second quarter of 2016, closing the quarter at over $48 per barrel. Since that time prices have declined to the $41 per barrel level. We still believe that North American oil prices need to stabilize above $55 per barrel in order for demand for our storage tanks and carbon seamless pipe to return to normal levels.
The Chemical Segment pipeline of new products is slowly coming on line and we remain optimistic about the next several quarters.

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

Changes in Internal Control over Financial Reporting

During the second quarter of 2016, the Company’s subsidiary, Bristol Metals, LLC (“BRISMET”), implemented a new enterprise resource planning (“ERP”) system. The implementation of the new ERP system resulted in material changes to the nature and type of BRISMET’s internal controls over financial reporting during the first half of the year. The Company reviewed the implementation effort as well as the impact on its internal controls over financial reporting and where appropriate, is making changes to these controls over financial reporting to address these system changes. The Company expects the transition period to be completed in 2016 as controls evolve under the new system. The Company believes the internal control changes resulting from the new ERP implementation at BRISMET will improve the overall control environment. There were no other changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

Item 1. Legal Proceedings
It is not unusual for us and our subsidiaries to be involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business involving, among other things, product liability, commercial, employment, workers' compensation, intellectual property claims and environmental matters. We establish reserves in a manner that is consistent with accounting principles generally accepted in the United States for costs associated with such matters when a liability is probable and those costs are capable of being reasonably estimated. We cannot predict with any certainty the outcome of these unresolved legal actions or the range of possible loss or recovery. Based on current information, however, we believe that the eventual outcome of these unresolved legal actions, either individually or in the aggregate, will not have a material adverse effect on our financial position, results of operations or cash flows. There were no material changes in our Legal Proceedings, as discussed in Part I, Item 3 in the Company's Form 10-K for the period ending December 31, 2015, other than those discussed in Note 10 in Part I, Item 1 of this quarterly report

Item 1A. Risk Factors
There were no material changes in our assessment of risk factors as discussed in Part I, Item 1A in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Jan 1, 2016 - Jan 31, 2016	—	$—	—	899,600
Feb 1, 2016 - Feb 29, 2016	—	$—	—	899,600
Mar 1, 2016 - Mar 31, 2016	29,500	$8.61	29,500	870,100
Apr 1, 2016 - Apr 30, 2016	—	$—	—	870,100
May 1, 2016 - May 31, 2016	—	$—	—	870,100
Jun 1, 2016 - Jun 30, 2016	—	$—	—	870,100
Total	29,500		29,500
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

SYNALLOY CORPORATION
(Registrant)

Date: August 9, 2016	By:	/s/ Craig C. Bram
Craig C. Bram
President and Chief Executive Officer
(principal executive officer)

Date: August 9, 2016	By:	/s/ Dennis M. Loughran
Dennis M. Loughran
Senior Vice President and Chief Financial Officer
(principal financial officer)

Date: August 9, 2016	By:	/s/ Richard D. Sieradzki
Richard D. Sieradzki
Chief Accounting Officer
(principal accounting officer)