Form 10-Q
period 2016-09-30
SYNALLOY CORP
filed 2016-11-08
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
The number of shares outstanding of the registrant's common stock as of November 7, 2016 was 8,664,577.

Synalloy Corporation
Index

PART I	FINANCIAL INFORMATION
	Item 1.	Financial Statements
Condensed consolidated balance sheets - September 30, 2016 and December 31, 2015
Condensed consolidated statements of operations - Three and nine-month periods ended September 30, 2016 and October 3, 2015
Condensed consolidated statements of cash flows - Three and nine-month periods ended September 30, 2016 and October 3, 2015
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
Signatures and Certifications

PART I
Item 1. FINANCIAL STATEMENTS
Synalloy Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	Sep 30, 2016	Dec 31, 2015
Assets
Current assets
Cash and cash equivalents	$257,817	$391,424
Accounts receivable, less allowance for doubtful accounts
of $179,000 and $247,000, respectively	20,128,605	17,946,119
Inventories	59,156,909	63,815,635
Prepaid expenses and other current assets	5,298,723	2,943,236
Total current assets	84,842,054	85,096,414

Cash value of life insurance	—	1,500,781
Property, plant and equipment, net of accumulated
depreciation of $44,306,220 and $50,203,945 respectively	27,296,861	46,294,271
Goodwill	1,354,730	1,354,730
Intangible asset, net of accumulated amortization
of $7,538,915 and $5,711,175, respectively	12,918,085	14,745,825
Deferred charges, net and other non-current assets	165,927	51,469
Total assets	$126,577,657	$149,043,490

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$13,036,358	$12,265,930
Accrued expenses	6,267,754	9,891,868
Current portion of long-term debt	—	4,533,908
Other current liabilities	132,530	101,000
Total current liabilities	19,436,642	26,792,706

Long-term debt, less unamortized debt issuance costs of $0 and $135,915, respectively	8,441,723	23,409,886
Long-term environmental reserves	450,000	450,000
Deferred income taxes	1,892,568	3,016,954
Deferred compensation	146,257	146,257
Long-term portion of deferred gain on sale-leaseback	6,351,192	—
Other long-term liabilities	—	73,393

Shareholders' equity
Common stock, par value $1 per share - authorized 24,000,000 shares; issued 10,300,000 shares	10,300,000	10,300,000
Capital in excess of par value	34,642,130	34,476,240
Retained earnings	59,371,737	65,029,474
	104,313,867	109,805,714
Less cost of common stock in treasury: 1,641,639 and 1,663,314 shares, respectively	14,454,592	14,651,420
Total shareholders' equity	89,859,275	95,154,294
Commitments and contingencies – See Note 10
Total liabilities and shareholders' equity	$126,577,657	$149,043,490

Note: The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date.

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sep 30, 2016	Oct 3, 2015	Sep 30, 2016	Oct 3, 2015
Net sales	$34,297,231	$38,083,284	$105,515,911	$139,894,977

Cost of sales	29,792,812	33,546,114	92,295,722	118,000,119

Gross profit	4,504,419	4,537,170	13,220,189	21,894,858

Selling, general and administrative expense	5,814,655	5,220,747	17,041,216	16,312,428
Acquisition related costs	1,034	9,154	76,091	454,200
Loss on sale-leaseback	2,455,347	—	2,455,347	—
Business interruption insurance proceeds	—	(576,658)	—	(1,056,775)
Operating (loss) income	(3,766,617)	(116,073)	(6,352,465)	6,185,005
Other expense (income)
Interest expense	272,987	341,723	822,426	1,040,218
Change in fair value of interest rate swaps	(115,328)	247,152	276,512	233,235
Specialty and Palmer earn-out adjustments	—	(2,414,115)	—	(4,897,448)
Other, net	—	(23)	—	(137,214)

(Loss) income before income taxes	(3,924,276)	1,709,190	(7,451,403)	9,946,214
(Benefit from) provision for income taxes	(1,316,000)	354,000	(1,893,000)	2,498,000

Net (loss) income from continuing operations	(2,608,276)	1,355,190	(5,558,403)	7,448,214

Net loss from discontinued operations, net of tax	—	—	(99,334)	—

Net (loss) income	$(2,608,276)	$1,355,190	$(5,657,737)	$7,448,214

Net (loss) income per common share from continuing operations:
Basic	$(0.30)	$0.16	$(0.64)	$0.85
Diluted	$(0.30)	$0.16	$(0.64)	$0.85

Net loss per common share from discontinued operations:
Basic	$—	$—	$(0.01)	$—
Diluted	$—	$—	$(0.01)	$—

Weighted average shares outstanding:
Basic	8,658,361	8,721,833	8,644,437	8,719,612
Dilutive effect from stock options and grants	—	—	—	6,559
Diluted	8,658,361	8,721,833	8,644,437	8,726,171

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	Sep 30, 2016	Oct 3, 2015
Operating activities
Net (loss) income	$(5,657,737)	$7,448,214
Loss from discontinued operations, net of tax	99,334	—
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation expense	3,322,115	3,514,073
Amortization expense	1,844,840	1,708,110
Non-cash interest expense on debt issuance costs	58,681	63,155
Deferred income taxes	(1,124,386)	1,117,339
Earn-out adjustment	—	(4,897,448)
Adjustments to allowance for doubtful accounts	(51,531)	(99,333)
Adjustments to inventory reserves	460,726	746,000
Loss (gain) on sale of property, plant and equipment	2,294,917	(10,000)
Change in cash value of life insurance	1,502	64,000
Change in fair value of interest rate swap	276,512	233,235
Change in environmental reserves	31,530	33,058
Issuance of treasury stock in lieu of cash for director fees	330,000	118,762
Employee stock option and grant compensation	291,262	403,418
Changes in operating assets and liabilities:
Accounts receivable	(2,130,955)	7,341,366
Inventories	4,198,000	1,283,635
Other assets and liabilities, net	(932,324)	(881,765)
Accounts payable	770,428	(10,316,034)
Accrued expenses	(174,063)	(1,987,528)
Accrued income taxes	(1,605,714)	739,590
Net cash (used in) provided by continuing operating activities	2,303,137	6,621,847
Net cash used in discontinued operating activities	(3,943,137)	(633,880)
Net cash (used in) provided by operating activities	(1,640,000)	5,987,967
Investing activities
Purchases of property, plant and equipment	(2,115,577)	(7,430,903)
Proceeds from sale of property, plant and equipment	22,215,362	12,000
Proceeds from casualty insurance	—	512,287
Proceeds from life insurance policies	1,502,283	720,518
Net cash provided by (used in) investing activities	21,602,068	(6,186,098)
Financing activities
Net borrowings from line of credit	6,566,157	4,070,548
Payments on long-term debt	(26,068,228)	(3,567,094)
Payments of capital lease obligation	(49,288)	(8,315)
Settlement of CRI interest rate swap	(290,427)	—
Proceeds from exercised stock options	—	8,302
Purchases of treasury stock	(253,889)	(122,503)
Net cash (used in) provided by financing activities	(20,095,675)	380,938
(Decrease) increase in cash and cash equivalents	(133,607)	182,807
Cash and cash equivalents at beginning of period	391,424	26,623
Cash and cash equivalents at end of period	$257,817	$209,430

Supplemental disclosure
Cash paid during the year for:
Interest	$711,916	$938,855
Income taxes	$916,015	$2,197,809

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2016

Unless indicated otherwise, the terms "Company," "we," "us," and "our" refer to Synalloy Corporation and its consolidated subsidiaries.

NOTE 1--BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included as required by Regulation S-X, Rule 10-01. Operating results for the three and nine-month periods ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2015.
Accounting period
On December 31, 2015, the Company elected to change its fiscal year from a 52-53 week year ending the Saturday nearest to December 31 to a calendar year ending December 31 effective with fiscal year 2015. The Company made this change prospectively and did not adjust operating results for prior periods. The third quarter of 2015 ended on October 3, 2015 and the third quarter of 2016 ended on September 30, 2016. The change of the month-end date had an insignificant effect on the financial results reported in this Form 10-Q.
Reclassifications
Customer rebates payable of $158,000 were reclassifed from accounts receivable to accrued expenses on the accompanying condensed consolidated balance sheet for the period ended December 31, 2015. This reclassification had no material effect on previously reported financial position, results of operations or shareholders' equity.

NOTE 2--RECENTLY ISSUED ACCOUNTING STANDARDS
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)", which changes the criteria for recognizing revenue. The standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard requires a five-step process for recognizing revenue including identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies a performance obligation. Two transition methods are available for implementing the requirements of ASU 2014-09: retrospectively for each prior reporting period presented or retrospectively with the cumulative effect of initial application recognized at the date of initial application. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations," to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," to clarify guidance for identifying performance obligations and licensing implementation. In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," to clarify and improve the guidance for certain aspects of Topic 606. ASU 2015-14, "Deferral of the Effective Date," defers the required implementation date of ASU 2014-09 for public business entities from annual reporting periods beginning after December 15, 2016 to annual reporting periods beginning after December 15, 2017. The company is currently assessing when and which method it will choose for adoption, and is evaluating the impact of the adoption on its consolidated results of operations and financial position.
In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis," which modifies the consolidation model for reporting organizations under both the variable interest model and the voting interest model. The ASU is generally expected to reduce the number of situations where consolidation is required; however, in certain circumstances, the ASU may result in companies consolidating entities previously unconsolidated. The ASU requires all legal entities to re-

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2016

evaluate previous consolidation conclusions under the revised model and is effective for periods beginning after December 15, 2015. Effective January 1, 2016, the Company adopted the provisions of this ASU. There was no effect on the Company's consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," which changes the presentation of debt issuance costs. This ASU requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Previously, capitalized debt issuance costs were presented as an asset on the consolidated balance sheets. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015. Effective January 1, 2016, the Company adopted the provisions of this ASU and there was no material effect on the Company's consolidated financial statements. As a result of implementation, the Company reclassified unamortized debt issuance costs from "Deferred charges, net and other non-current assets" to "Long-term debt, less unamortized debt issuance costs" on the consolidated balance sheet as of December 31, 2015. At September 30, 2016, as the Company had no fixed-rate debt outstanding, the debt issuance costs for the current revolving line of credit are presented as "Deferred charges, net and other non-current assets" on the condensed consolidated balance sheet. Also, amortization expense originally recorded as "Selling, general and administrative expenses" related to debt acquisition costs for the three and nine-month periods ending September 30, 2016 and October 3, 2015 was reclassified as "Interest expense" on the consolidated statements of operations.
In July 2015, the FASB issued 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," which reduces the cost and complexity of accounting for inventory. This ASU requires an entity measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. ASU 2015-11 is effective for periods beginning after December 15, 2016. The Company elected to early adopt the provisions of this ASU effective for the nine month period ending September 30, 2016. The implementation of this ASU did not have a material effect on the Company's consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which significantly modifies the recognition of impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life. The amendment should be applied using a modified-retrospective approach, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. The Company did not elect to early adopt the provisions of this ASU and is currently evaluating the impact ASU 2016-09 will have on its consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, “Leases ( Topic 842),” to increase the transparency and comparability of lease recognition and disclosure. The update requires lessees to recognize lease contracts with a term greater than one year on the balance sheet, while recognizing expenses on the income statement in a manner similar to current guidance. For lessors, the update makes targeted changes to the classification criteria and the lessor accounting model to align the guidance with the new lessee model and revenue guidance. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and must be applied

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2016

using the modified retrospective approach. Early adoption is permitted. While the Company expects ASU 2016-02 to add significant right-of-use assets and lease liabilities to the consolidated balance sheets, it is evaluating other effects that the new standard will have on the consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, a consensus of the FASB's Emerging Issues Task Force." The new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. The Company is currently evaluating the effects the new guidance will have on its consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740), Intra-Equity Transfers of Assets Other Than Inventory," which requires the recognition of the income tax consequences of an intra-equity transfer of an asset other than inventory, when the transfer occurs. ASU 2016-16 is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. The Company is currently evaluating the effects the new guidance will have on its consolidated financial statements.

NOTE 3--INVENTORIES
Inventories are stated at the lower of cost or market. Cost is determined by either standard or specific identification methods. The components of inventories are as follows:

	Sep 30, 2016	Dec 31, 2015
Raw materials	$33,222,985	$34,821,694
Work-in-process	6,412,464	5,096,515
Finished goods	19,521,460	23,897,426
	$59,156,909	$63,815,635

NOTE 4--INTANGIBLE ASSETS AND DEFERRED CHARGES
Deferred charges and intangible assets totaled $20,708,000 at September 30, 2016 and $21,001,000 at December 31, 2015. Accumulated amortization of deferred charges and intangible assets totaled $7,624,000 at September 30, 2016 and $6,204,000 at December 31, 2015. Estimated amortization expense for the next five years is: remainder of 2016 - $629,000; 2017 - $2,385,000; 2018 - $2,227,000; 2019 - $2,065,000; 2020 - $1,897,000; and thereafter - $3,881,000.

NOTE 5--STOCK OPTIONS AND RESTRICTED STOCK

During the first nine months of 2016, no stock options were exercised by officers and employees of the Company. Stock compensation expense for the three and nine-month periods ended September 30, 2016 was approximately $102,000 and $291,000, respectively, while stock compensation expense for the three and nine-month periods ended October 3, 2015 was approximately $130,000 and $403,000, respectively.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2016

On May 5, 2016, the Compensation & Long-Term Incentive Committee of the Company's Board of Directors approved stock grants under the Company's 2015 Stock Awards Plan to certain management employees of the Company where 42,348 shares with a market price of $8.05 per share were granted under the Plan. On February 19, 2016, the Compensation & Long-Term Incentive Committee of the Company's Board of Directors approved stock grants under the Company's 2015 Stock Awards Plan to certain management employees of the Company where 50,062 shares with a market price of $7.51 per share were granted under the Plan. The stock awards vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant from shares held in treasury with the Company. In order for the awards to vest, the employee must be in the continuous employment of the Company since the date of the award. Any portion of an award that has not vested is forfeited upon termination of employment. The Company may terminate any portion of the award that has not vested upon an employee's failure to comply with all conditions of the award or the 2015 Stock Awards Plan. An employee is not entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable.
The diluted earnings per share calculations exclude the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. For the nine months ended September 30, 2016 and October 3, 2015 the Company had weighted average shares of common stock, in the form of stock grants and options, of 311,537 and 236,453, respectively, which were not included in the diluted earnings per share calculation as their effect was anti-dilutive.

NOTE 6--INCOME TAXES
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal examinations for years before 2013 or state income tax examinations for years before 2011.
The effective tax rate was 34 percent and 25 percent for the three and nine-month periods ended September 30, 2016, respectively. The nine-month effective tax rate was lower than the statutory rate of 34 percent primarily due to state tax expense, taxable life insurance cash surrender value gains and other permanent differences reducing the amount of tax benefit on the pre-tax loss for the year. The effective tax rate of 21 percent and 25 percent for the three and nine-month periods ended October 3, 2015, respectively, was lower than the 34 percent statutory rate primarily due to a non-taxable earn-out adjustment made in 2015. The year over year change in the effective rate is primarily related to the Company’s non-taxable earn-out adjustments in 2015 not recurring in 2016 and taxable life insurance cash surrender value gains.
The Company accounts for income taxes for interim periods in accordance with "ASC Topic 740, Income Taxes" (“ASC 740”).  ASC 740 requires the tax (or benefit) related to ordinary income (or loss) to be computed at an estimated annual effective tax rate and the tax (or benefit) related to all other items be individually computed and recognized when the items occur unless a reliable estimated annual effective tax rate cannot be calculated.  Accordingly, based on forecasted pre-tax earnings (losses) compared to current year pretax activity and year to date actual permanent items, the income tax benefit for the nine months ended September 30, 2016 was determined based on the actual year-to-date effective tax rate because a reliable estimate of the annual effective tax rate cannot be made.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2016

NOTE 7--SEGMENT INFORMATION

The following table summarizes certain information regarding segments of the Company's continuing operations:

	Three Months Ended		Nine Months Ended
	Sep 30, 2016	Oct 3, 2015	Sep 30, 2016	Oct 3, 2015
Net sales
Metals Segment	$22,291,000	$23,084,000	$68,331,000	$92,488,000
Specialty Chemicals Segment	12,006,000	14,999,000	37,185,000	47,407,000
	$34,297,000	$38,083,000	$105,516,000	$139,895,000
Operating (loss) income
Metals Segment	$(3,240,000)	$(548,000)	$(5,661,000)	$5,400,000
Specialty Chemicals Segment	1,188,000	1,598,000	3,720,000	4,624,000
	(2,052,000)	1,050,000	(1,941,000)	10,024,000
Less unallocated corporate expenses	1,713,000	1,157,000	4,335,000	3,385,000
Acquisition related costs	1,000	9,000	76,000	454,000
Operating (loss) income	(3,766,000)	(116,000)	(6,352,000)	6,185,000
Interest expense	273,000	342,000	822,000	1,040,000
Change in fair value of interest rate swap	(115,000)	247,000	277,000	233,000
Specialty and Palmer earn-out adjustments	—	(2,414,000)	—	(4,897,000)
Other income	—	—	—	(137,000)

(Loss) income from operations before income taxes	$(3,924,000)	$1,709,000	$(7,451,000)	$9,946,000

	As of
	Sep 30, 2016	Dec 31, 2015
Identifiable assets
Metals Segment	$98,873,000	$112,749,000
Specialty Chemicals Segment	24,352,000	33,391,000
Corporate	3,353,000	2,903,000
	$126,578,000	$149,043,000

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

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2016

Estimates of fair value using levels 2 and 3 may require judgments as to the timing and amount of cash flows, discount rates, and other factors requiring significant judgment, and the outcomes may vary widely depending on the selection of these assumptions. The Company's most significant fair value estimates as of September 30, 2016 and December 31, 2015 related to the contingent consideration for Specialty Pipe & Tube, Inc. ("Specialty"), testing goodwill for impairment, the interest rate swaps and disclosures of the fair values of financial instruments.
As of September 30, 2016 and December 31, 2015, the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and borrowings under the Company's bank debt, which are based on variable interest rates, approximate their fair value. The carrying amount for cash value of life insurance at December 31, 2015 approximated its fair value.
The Company has two Level 2 financial assets and liabilities. These are classified as Level 2 as they are not actively traded and are valued using pricing models that use observable market inputs.
The fair value of the interest rate swap contract entered into on August 21, 2012 was a liability of $232,000 and $40,000 at September 30, 2016 and December 31, 2015, respectively. During the third quarter of 2016, the swap contract entered into September 3, 2013 was settled and as result had no value at September 30, 2016. The fair value of this interest rate swap contract was a liability of $206,000 at December 31, 2015. The interest rate swaps were priced using discounted cash flow techniques which are corroborated by using non-binding market prices. Changes in its fair value were recorded to other income (expense) with corresponding offsetting entries to long-term assets or liabilities, as appropriate. Significant inputs to the discounted cash flow model include projected future cash flows based on projected one-month LIBOR and the average margin for companies with similar credit ratings and similar maturities. The fair value of this interest rate swap contract approximates its carrying value.
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
During the third quarter 2015, the Company completed its revenue projections for Specialty during its 2016 planning processes. As a result, the Company determined the fair value of contingent consideration liability was zero and reduced the remaining earn-out liability by recognizing a gain of approximately $2,414,000 during the third quarter 2015. As of September 30, 2016 and December 31, 2015, based upon projected revenue levels, the estimated fair value of the earn-out liability to the former owners of Specialty was zero.
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 in the nine-month period ended September 30, 2016 or year ended December 31, 2015. During the first nine months of 2016, there have been no changes in the fair value methodologies used by the Company.

NOTE 9--LONG-TERM DEBT
On August 31, 2016, the Company amended its Credit Agreement with its bank to create a new credit facility in the form of an asset-based revolving line of credit (the “Line”) in the amount of $45,000,000. The Line was used to refinance and consolidate the existing line of credit and two existing term loans in the aggregate amount of approximately $24,200,000. The maturity date of the Line is February 28, 2019. Interest on the Line is calculated using the One Month LIBOR Rate (as defined in the Credit Agreement), plus 1.85 percent. Borrowings under the Line are limited to an amount equal to a Borrowing Base calculation (as defined in the Credit Agreement) that includes eligible accounts receivable and inventory.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2016

Pursuant to the Credit Agreement, the Company was required to pledge all of its tangible and intangible properties, including the stock and membership interests of its subsidiaries. In the Credit Agreement, the Company's bank agreed to release its liens on the real estate properties covered by the Purchase and Sale Agreement ("PSA"), as described in Note 11. Covenants under the Credit Agreement include maintaining a minimum fixed charge coverage ratio and a limitation on the Company’s maximum amount of capital expenditures per year, which is in line with currently projected needs. The minimum fixed charge coverage requirement begins for the fourth quarter ending December 31, 2016.
The Company evaluated this transaction in accordance with Accounting Standards Codification ("ASC") 470-50-40-10 and ASC 470-50-40-21 and determined the restructuring should be accounted for as a debt modification. The Company incurred lender and third party costs associated with the debt restructuring that were capitalized on the balance sheet while certain other third party costs were expensed.
On September 30, 2016, the Company paid off its remaining term note with its bank in conjunction with the sale leaseback transaction; see Note 11.

NOTE 10--CONTINGENCIES
The Company is from time-to-time subject to various claims, possible legal actions for product liability and other damages, and other matters arising out of the normal conduct of the Company's business.
On March 11, 2016, in a suit filed by a Metals Segment customer against Synalloy Fabrication, LLC (discontinued operation), the United States District Court of Maryland (Baltimore Division) granted summary judgment regarding liability in favor of the plaintiff by ruling that an enforceable contract existed between the parties and the Company breached the agreement. As a result of this ruling, the remaining issue in the case was the amount of the plaintiff's damages. Consequently, the Company increased the facility closing liability to a level of $3,000,000 for the estimated costs associated with this claim for the year ended December 31, 2015. In June 2016, the matter was settled for damages totaling $3,100,000. As a result, the Company increased the facility closing liability and made a payment of $2,500,000 in June 2016. In September 2016 the remaining balance of $600,000 was paid in full. The amount required to adjust the facility closing reserve as a result of the settlement is included in discontinued operations on the accompanying consolidated statements of operations.
Other than the matters discussed in this note, management is not currently aware of any other asserted or unasserted matters which could have a material effect on the financial condition or results of operations of the Company.

NOTE 11-- SALE LEASEBACK TRANSACTION
On August 31, 2016, Synalloy and its operating subsidiaries ("the Synalloy Companies") entered into the PSA with Store Capital Acquisitions, LLC, a Delaware limited liability company and an affiliate of Store Capital Corporation (“Store Capital Acquisitions”). Store Capital Acquisitions assigned its rights under the PSA to Store Master Funding XII, LLC, a Delaware limited liability company ("Store Funding"), prior to closing.
On September 30, 2016, pursuant to the terms and conditions of the PSA, the Synalloy Companies completed the sale of their real estate properties in Tennessee, South Carolina, Texas and Ohio to Store Funding for a purchase price of $22,000,000. Concurrent with the sale of its real properties, the Company leased back all real properties sold to Store Funding. The closing of the sale-leaseback transaction provided Synalloy with net proceeds (after transaction-related costs) of approximately $21,925,000. The net proceeds were used to pay down debt under the Company's credit agreement, as described in Note 9. This will allow sufficient availability on the Company's line of credit to pursue future acquisitions, finance high return on investment capital projects or for other corporate purposes.
The initial non-cancelable term of the lease is 20 years, with two renewal options of ten years each. First year rent expense will be $1,892,000. The lease includes a rent escalator equal to the lesser of 1.25 times the percentage increase in the Consumer Price Index since the previous increase or two percent. The lease met the operating lease requirements and has been accounted for as such. For each location, Synalloy simultaneously entered into a sublease with each operating subsidiary. The amount of future minimum lease payments under the operating leases are as follows: remainder of 2016 - $473,000; 2017 - $1,901,000; 2018 - $1,940,000; 2019 - $1,978,000; 2020 - $2,018,000; and thereafter - $37,661,000.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2016

The sale-leaseback transaction is treated as a sale of assets. In accordance with ASC 840 - Leases, applicable gains and losses as a result of the sale-leaseback transaction were recorded at the subsidiary levels. Losses on the sale of $2,455,000 were recognized in the third quarter and are reflected in the accompanying condensed statement of operations for the three and nine months ended September 30, 2016. In addition, transaction closing costs of $102,000 were included in "Selling, general, and administrative expense" on the condensed statement of operations for the third quarter and nine months ended September 30, 2016. For properties where the present value of future lease payments exceeds the gain on sale of assets, a deferred gain was recognized. The deferred gain will be amortized on the straight-line method over the remaining life of the lease of approximately 20 years. Beginning in the fourth quarter, deferred gain amortization will be included as a reduction to "Selling, general, and administrative expense" in the accompanying condensed consolidated statements of income. The current portion of the deferred gain of $334,000 is included in "Accrued expenses" and the long-term portion of the deferred gain of $6,351,000 is included in "Long-term portion of deferred gain on sale-leaseback" in the accompanying condensed consolidated balance sheets.

NOTE 12--BUSINESS INTERRUPTION INSURANCE
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is management's discussion of certain significant factors that affected the Company during the three and nine-month periods ended September 30, 2016.
Consolidated net sales for the third quarter of 2016 were $34,297,000, a decrease of $3,786,000 or ten percent when compared to net sales for the third quarter of 2015 of $38,083,000. For the first nine months of 2016, net sales were $105,516,000, a decrease of $34,379,000 or 25 percent from the same period of 2015. For the third quarter of 2016, the Company recorded a net loss from continuing operations of $2,608,000, or $0.30 loss per share, compared to net earnings from continuing operations of $1,355,000 or $0.16 per share for the same quarter in the prior year. For the first nine months of 2016, the Company recorded a net loss from continuing operations of $5,558,000 or $0.64 loss per share, compared to net earnings from continuing operations of $7,448,000 or $0.85 per share for the first nine months of 2015.
Metals Segment
Metals Segment sales for the third quarter of 2016 totaled $22,291,000, a decrease of $793,000 or three percent from the third quarter of 2015. Sales for the first nine months of 2016 were $68,331,000, a decrease of $24,157,000 or 26 percent from 2015. Sales in prior year periods reflected stronger order shipments across all markets in early 2015, before the precipitous decline in oil prices occurred.
Storage tank sales increased 15 percent for the third quarter of 2016 and decreased seven percent for the first nine months of 2016 when compared to the same periods for the prior year. The increase in storage tank sales for the third quarter resulted from a 40 percent increase in the number of tanks shipped combined with an 25 percent decrease in average tank selling price. Sales decreased for the first nine months of 2016 when compared to the prior year due to a seven percent increase in tanks shipped combined with a 13 percent decrease in average tank selling price.
Seamless, heavy-wall carbon steel pipe and tube sales decreased twelve percent and 27 percent for the third quarter and first nine months of 2016 when compared to the same periods of the prior year. The sales decrease for the third quarter was comprised of a six percent increase in pounds sold combined with a 17 percent decrease in average selling price per pound shipped. For the first nine months of 2016, the decrease in sales when compared to the prior year was comprised of a eight percent decrease in the number of pounds shipped combined with a 20 percent decrease in the average selling price per pound shipped.
Stainless steel pipe sales declined six percent and 31 percent for the third quarter and first nine months of 2016 when compared to the same periods of the prior year. The pipe sales for the third quarter resulted from a five percent increase in the number of pounds shipped combined with a ten percent decrease in the average selling price per pound. The stainless steel pipe sales decrease for the first nine months of 2016 resulted from a 13 percent decrease in the number of pounds shipped combined with a 20 percent decrease in average selling prices.
Sales were affected during the third quarter and first nine months of 2016 by:

a)
Low nickel prices continued to weigh heavily on stainless steel pipe sales in 2016. In addition, average nickel prices were down three percent and 27 percent for the third quarter and first nine months of 2016, respectively, when compared to the same periods of the prior year. Those two impacts drove most of the comparable declines.

b)
Comparisons of storage tank sale increases to the prior year are favorably affected in 2016 due to the late April, 2015 fire in the fiberglass tank production line that reduced second and third quarter 2015 volumes.

The Metals Segment's operating results from continuing operations decreased $2,692,000 to a loss of $3,240,000 for the third quarter of 2016 compared to a loss of $548,000 for the third quarter of 2015. For the first nine months of 2016, operating income from continuing operations for the Metals Segment decreased $11,061,000 to a loss of $5,661,000 for 2016 compared to operating income of $5,400,000 for 2015. Current year operating income was affected by the following factors:

a)	A $2,455,000 charge in the third quarter associated with the book loss on three Metal Segment properties sold as part of the sale-leaseback transaction mentioned above.

b)
Lost contribution margin due to lower volumes across all segments as continued low oil and gas prices, as well as sustained lower levels of customer spending across all industrial classes, had an unfavorable effect on sales and profits for our storage tank and carbon pipe distribution facilities, as well as our stainless steel welded pipe markets.

c)
As a result of continued low nickel prices during 2016, the Company experienced inventory nickel margin compression of approximately $1,193,000 and $5,380,000 for the third quarter and first nine months of 2016, respectively. This compares to inventory nickel margin compression of approximately $1,713,000 and $4,830,000, respectively, for the same periods of 2015.

Specialty Chemicals Segment
Sales for the Specialty Chemicals Segment in the third quarter of 2016 were $12,006,000, representing a $2,993,000 or 20 percent decrease from the same quarter of 2015. Sales for the full-year 2016 were $37,185,000, a decrease of $10,222,000 or 22 percent from 2015. Pounds shipped during the third quarter of 2016 decreased 18 percent from the same period of 2015 and average selling prices decreased two percent. For the first nine months of 2016, pounds shipped decreased 17 percent while average selling prices decreased five percent. Sales were affected during the third quarter and first nine months of 2016 by:
a) Lower sales due to in-sourcing of several products by customers who were able to absorb production due to weak demand for their other products, as well as delayed ramp-up of several new products due primarily to customer scheduling; and
b) Lower selling prices per pound for oil based products. With the reduction in oil prices, the Segment's raw material costs decreased, which resulted in lower passed through material value as part of the billed selling prices.
Operating income for the third quarters of 2016 and 2015 was $1,188,000 and $1,598,000, respectively, a decrease of $410,000 or 25.7 percent. For the first nine months, operating income was $3,720,000 and $4,624,000 for 2016 and 2015, respectively, a decrease of $904,000 or 19.6 percent. The decrease in operating income for the quarter and first nine months was directly related to the lower sales levels.

Other Items
Consolidated selling, general and administrative expenses increased eleven percent to $5,815,000, or 17 percent of sales, from $5,221,000, 14 percent of sales, for the third quarter of 2016 compared to the third quarter of 2015. This cost category was $17,041,000, 16 percent of sales, for the first nine months of 2016, an increase of $729,000 or four percent from $16,312,000, twelve percent of sales, for the same period of the prior year. Items comprising the change in consolidated selling, general and administrative expenses are as follows:

	Current year less prior year
	Third quarter	Nine months
Salaries and wages	226,000	659,000
Professional fees	52,000	627,000
Sale - leaseback closing costs	102,000	102,000
Performance based incentive bonus	319,975	(273,961)
Sales commissions	(216,340)	(478,345)
Acquisition costs for 2015 mainly represent professional fees associated with the Specialty acquisition.
Interest expense was approximately $300,000 for the third quarters of 2016 and 2015. For the nine months, interest expense decreased to $822,000 for 2016 compared to $1,040,000 for 2015.
The change in fair value of the interest rate swap contracts decreased unallocated expenses for the third quarter of 2016 by $115,000 and increased unallocated expenses by $247,000 for the third quarter of 2015. For the first nine months of 2016, unallocated expenses increased by $277,000 for the change in fair value of the interest rate swap contracts, compared to a increase of $233,000 million for the same period of 2015. During the third quarter of 2016, the swap contract entered into on September 3, 2013 was settled leaving only the swap contract entered into on August 12, 2012 outstanding as of September 30, 2016.
During the third quarter 2015, the Company completed its revenue projections for Specialty Pipe & Tube ("Specialty") in conjunction with its 2016 planning processes. As a result, the Company determined the projected revenues for 2016 would result in Specialty not meeting minimum earn-out levels for the second year calculation. Therefore, the contingent consideration liability was eliminated by recognizing a gain of approximately $2,414,000 during the third quarter 2015. During March 2015, lower oil prices affected the demand for Palmer's storage tank and separator products. It was evident from reviewing March and April financial results that the third year operating results for Palmer would not meet the minimum earn-out levels. As a result, a $2,483,000 favorable adjustment was recorded in the first nine months of 2015 to eliminate the remaining balance of Palmer's earn-out liability.
Other income of $137,000 for the first nine months of 2015 represents life insurance proceeds received in excess of cash surrender value for a former officer of the Company.
The Company's effective tax rate was 34 percent and 25 percent for the three and nine-month periods ended September 30, 2016, respectively. The nine-month effective tax rate was lower than the statutory rate of 34 percent primarily due to state tax expense, taxable life insurance cash surrender value gains and other permanent differences reducing the amount of tax benefit on the pre-tax loss for the year. The effective tax rate of 21 percent and 25 percent for the three and nine-month periods ended October 3, 2015, respectively, was lower than the 34 percent statutory rate primarily due to a non-taxable earn-out adjustment made in 2015. The year over year change in the effective rate is primarily related to the Company’s non-taxable earn-out adjustments in 2015 not recurring in 2016 and taxable life insurance cash surrender value gains.
On August 31, 2016, the Company amended its Credit Agreement with its bank to create a new credit facility in the form of an asset-based revolving line of credit (the “Line”) in the amount of $45,000,000. The Line was used to refinance and consolidate the existing line of credit and two existing term loans in the aggregate amount of approximately $24,200,000. The maturity date of the Line is February 28, 2019. Interest on the Line is calculated using the One Month LIBOR Rate (as defined in the Credit Agreement), plus 1.85 percent. Borrowings under the Line are limited to an amount equal to a Borrowing Base calculation (as defined in the Credit Agreement) that includes eligible accounts receivable and inventory.
The Company's cash balance decreased $133,000 from $391,000 at the end of 2015 to $258,000 as of September 30, 2016 and is comprised of the following:

a)
On September 30, 2016, the Company completed the sale of its real estate properties in Tennessee, South Carolina, Texas and Ohio to Store Capital Acquisitions for a purchase price of $22,000,000. Concurrent with the sale of its real properties, the Company leased back all real properties sold to Store Capital Acquisitions. The closing of the sale-leaseback transaction provided Synalloy with net proceeds (after transaction-related costs) of approximately $21,925,000. The proceeds were used pay off the remaining term loan and lower the Line's outstanding balance;

b) Net accounts receivable increased $2,183,000 at September 30, 2016 when compared to the prior year end, which resulted from a four percent increase in sales for the last two months of the third quarter 2016 compared to the last two months of the fourth quarter 2015. Also, days sales outstanding, calculated using a three-month average basis, decreased 4 days to 50 days outstanding at the end of the third quarter 2016 from 54 days outstanding at the end of 2015;

c)
Net inventories decreased $4,659,000 at September 30, 2016 as compared to year-end 2015 with the Metals Segment accounting for $4,311,000 of the decrease. During the first nine months of 2016, the Company continued its initiative to lower inventory levels. Inventory turns increased three percent from 1.89 turns at December 31, 2015, calculated on a three-month average basis, to 1.94 turns at September 30, 2016, primarily due to lower inventory levels;

d)
Accounts payable increased $770,000 million as of September 30, 2016 from the prior year-end. The increase was primarily due to the increase in inventory purchases during 2016 combined with the continual increase in accounts payable days outstanding at quarter end;

e) During June 2016, the Company cancelled three whole-life insurance policies on prior officers of the Company which resulted in the receipt of $1,502,000 for their cash surrender value. This resulted in other assets decreasing $1.4 million as of September 30, 2016 when compared to the prior year-end;
f) Accrued expenses decreased $3,624,000 as of September 30, 2016 from the prior year-end due mainly to the $3,100,000 payment made during 2016 for the settlement of the Synalloy Fabrication, LLC (discontinued operation) lawsuit; and

g)	Capital expenditures for the nine months of 2016 were $2,116,000.
The Company had $8,442,000 of bank debt outstanding as of September 30, 2016. Covenants under the debt agreement include maintaining a minimum fixed charge coverage ratio and a limitation on the Company’s maximum amount of capital expenditures per year, which is in line with currently projected needs. The minimum fixed charge coverage requirement begins for the fourth quarter ending December 31, 2016.
On December 31, 2015, the company elected to change its fiscal year from a 52-53 week year ending the Saturday nearest to December 31 to a calendar year ending December 31 effective with Fiscal year 2015. The Company made this change prospectively and did not adjust operating results for prior periods. The third quarter and first nine months of 2015 ended on October 3, 2015 and the third quarter and first nine months of 2016 ended on September 30, 2016. The change of month-end date had an insignificant effect on year over year financial statement comparability.
Outlook
This has been a challenging year for all of our end markets, but we do believe that 2016 marks the bottom for both of our operating segments. Recent activity offers some encouraging signs that should support improved results for 2017.
Looking at the Metals Segment:

•
Bookings for storage tanks in Q3 were up 34 percent over the average bookings of the prior four quarters. Investment in the Permian Basin continues to gain momentum as WTI prices approach $50 per barrel.

•
We have seen some recent project activity in the stainless steel pipe market. In October, with the expanded capabilities of our new heavy wall/quick turn press, we were able to secure an order for an LNG project. The total value of that order is approximately $4,700,000 and will be delivered in the latter part of Q1 2017.

•	Nickel prices have been stable over the past six months and there appears to be a bias toward higher levels into 2017.

•	We have opened a sales office in Shanghai with an experienced representative and will be focusing on special alloy sales into Asia.

For the Chemicals Segment:

•
Capital improvements in recent years continue to help us drive higher margins, even with lower volumes. EBITDA margins year to date were 14 percent up from 12 percent last year and less than nine percent four years ago.

•	The pipeline of new products are estimated to drive volume increases in 2017 of just under ten percent across the two facilities.

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

Changes in Internal Control over Financial Reporting

During the second quarter of 2016, the Company’s subsidiary, Bristol Metals, LLC (“BRISMET”), implemented a new enterprise resource planning (“ERP”) system. During the third quarter of 2016 Specialty Pipe & Tube, Inc. ("Specialty"), implemented the same ERP system. The implementation of the new ERP system resulted in material changes to the nature and type of BRISMET and Specialty's internal controls over financial reporting. The Company reviewed the implementation efforts as well as the impact on its internal controls over financial reporting and where appropriate, is making changes to these controls over financial reporting to address these system changes. The Company expects the transition period to be completed in 2016 as controls evolve under the new system. The Company believes the internal control changes resulting from the new ERP implementation at BRISMET and Specialty will improve the overall control environment. There were no other changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

Item 1. Legal Proceedings
It is not unusual for us and our subsidiaries to be involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business involving, among other things, product liability, commercial, employment, workers' compensation, and environmental matters. We establish reserves in a manner that is consistent with accounting principles generally accepted in the United States for costs associated with such matters when a liability is probable and those costs are capable of being reasonably estimated. We cannot predict with any certainty the outcome of these unresolved legal actions or the range of possible loss or recovery. Based on current information, however, we believe that the eventual outcome of these unresolved legal actions, either individually or in the aggregate, will not have a material adverse effect on our financial position, results of operations or cash flows. There were no material changes in our Legal Proceedings, as discussed in Part I, Item 3 in the Company's Form 10-K for the period ending December 31, 2015, other than those discussed in Note 10 in Part I, Item 1 of this quarterly report

Item 1A. Risk Factors
There were no material changes in our assessment of risk factors as discussed in Part I, Item 1A in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Jan 1, 2016 - Jan 31, 2016	—	$—	—	899,600
Feb 1, 2016 - Feb 29, 2016	—	$—	—	899,600
Mar 1, 2016 - Mar 31, 2016	29,500	$8.61	29,500	870,100
Apr 1, 2016 - Apr 30, 2016	—	$—	—	870,100
May 1, 2016 - May 31, 2016	—	$—	—	870,100
Jun 1, 2016 - Jun 30, 2016	—	$—	—	870,100
Jul 1, 2016 - Jul 31, 2016	—	$—	—	870,100
Aug 1, 2016 - Aug 31, 2016	—	$—	—	870,100
Sep 1, 2016 - Sep 30, 2016	—	$—	—	870,100
Total	29,500		29,500
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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description
10.1	Second Amended and Restated Loan Agreement, dated as of August 31, 2016, between Registrant and Branch Banking and Trust ("BB&T).
10.2
Purchase and Sale Agreement, dated as of September 1, 2016, by and between Store Capital Acquisitions, LLC and Bristol Metals, LLC, Specialty Pipe & Tube, Inc., Palmer of Texas Tanks, Inc., Manufacturers Soap & Chemical Company, Manufacturers Chemicals, LLC and Synalloy Corporation

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

SYNALLOY CORPORATION
(Registrant)

Date: November 8, 2016	By:	/s/ Craig C. Bram
Craig C. Bram
President and Chief Executive Officer
(principal executive officer)

Date: November 8, 2016	By:	/s/ Dennis M. Loughran
Dennis M. Loughran
Senior Vice President and Chief Financial Officer
(principal financial officer)

Date: November 8, 2016	By:	/s/ Richard D. Sieradzki
Richard D. Sieradzki
Chief Accounting Officer
(principal accounting officer)