Form 10-K
period 2016-12-31
SYNALLOY CORP
filed 2017-03-14
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 0-19687
SYNALLOY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	57-0426694
(State of incorporation)	(I.R.S. Employer Identification No.)
4510 Cox Road, Suite 201, Richmond, Virginia, 23060
(Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (864) 585-3605
Securities registered pursuant to Section 12(b) of the Act	Name of each exchange on which registered:
Common Stock, $1.00 Par Value	NASDAQ Global Market
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Based on the closing price as of June 30, 2016, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $63.3 million. Based on the closing price as of March 10, 2017, the aggregate market value of common stock held by non-affiliates of the registrant was $89.7 million. The registrant did not have any non-voting common equity outstanding at either date.
The number of shares outstanding of the registrant's common stock as of March 10, 2017 was 8,678,622.
Documents Incorporated By Reference
Portions of the Proxy Statement for the 2017 annual shareholders' meeting are incorporated by reference into Part III of this Form 10-K.

Synalloy Corporation
Form 10-K
For Period Ended December 31, 2016

Forward-Looking Statements
This Annual Report on Form 10-K includes and incorporates by reference "forward-looking statements" within the meaning of the federal securities laws. All statements that are not historical facts are forward-looking statements. The words "estimate," "project," "intend," "expect," "believe," "should," "anticipate," "hope," "optimistic," "plan," "outlook," "should," "could," "may" and similar expressions identify forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions; the impact of competitive products and pricing; product demand and acceptance risks; raw material and other increased costs; raw materials availability; employee relations; ability to maintain workforce by hiring trained employees; labor efficiencies; customer delays or difficulties in the production of products; new fracking regulations; a prolonged decrease in nickel and oil prices; unforeseen delays in completing the integrations of acquisitions; risks associated with mergers, acquisitions, dispositions and other expansion activities; financial stability of our customers; environmental issues; unavailability of debt financing on acceptable terms and exposure to increased market interest rate risk; inability to comply with covenants and ratios required by our debt financing arrangements; ability to weather an economic downturn; loss of consumer or investor confidence and other risks detailed from time-to-time in Synalloy Corporation's Securities and Exchange Commission filings. Synalloy Corporation assumes no obligation to update any forward-looking information included in this Annual Report on Form 10-K.

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
The Company's business is divided into two reportable operating segments, the Metals Segment and the Specialty Chemicals Segment. The Metals Segment operates as three reporting units, all International Organization for Standardization ("ISO") certified manufacturers, including Bristol Metals, LLC ("BRISMET"), a wholly-owned subsidiary of Synalloy Metals, Inc., Palmer of Texas Tanks, Inc. ("Palmer") and Specialty Pipe & Tube, Inc. ("Specialty"). BRISMET manufactures stainless steel and other alloy pipe. Palmer manufactures liquid storage solutions and separation equipment, and Specialty is a master distributor of seamless carbon pipe and tube. The Metals Segment's markets include the oil and gas, chemical, petrochemical, pulp and paper, mining, power generation (including nuclear), water and waste water treatment, liquid natural gas ("LNG"), brewery, food processing, petroleum, pharmaceutical and other heavy industries. The Specialty Chemicals Segment operates as one reporting unit which includes Manufacturers Chemicals, LLC ("MC"), a wholly-owned subsidiary of Manufacturers Soap and Chemical Company ("MS&C"), and CRI Tolling, LLC ("CRI Tolling"). The Specialty Chemicals Segment produces specialty chemicals for the chemical, paper, metals, mining, agricultural, fiber, paint, textile, automotive, petroleum, cosmetics, mattress, furniture, janitorial and other industries. MC manufactures lubricants, surfactants, defoamers, reaction intermediaries and sulfated fats and oils. CRI Tolling provides chemical tolling manufacturing resources to global and regional chemical companies and contracts with other chemical companies to manufacture certain, pre-defined products.
General
Metals Segment – This segment is comprised of three wholly-owned subsidiaries: Synalloy Metals, Inc., which owns 100 percent of BRISMET, located in Bristol, Tennessee; Palmer, located in Andrews, Texas; and Specialty, located in Mineral Ridge, Ohio and Houston, Texas.
BRISMET manufactures welded pipe, primarily from stainless steel, but also from other corrosion-resistant metals. Pipe is produced in sizes from one-half inch to 120 inches in diameter and wall thickness up to one and one-half inches. Eighteen-inch and smaller diameter pipe is made on equipment that forms and welds the pipe in a continuous process. Pipe larger than 18 inches in diameter is formed on presses or rolls and welded on batch welding equipment. Pipe is normally produced in standard 20-foot lengths. However, BRISMET has unusual capabilities in the production of long length pipe without circumferential welds. This can reduce the installation cost for the customer. Lengths up to 60 feet can be produced in sizes up to 18 inches in diameter. In larger sizes, BRISMET has a unique ability among domestic producers to make 48-foot lengths in diameters up to 36 inches. Over the past four years, BRISMET has made substantial capital improvements, installing an energy efficient furnace to anneal pipe quicker while minimizing natural gas usage; system improvements in pickling to maintain the proper chemical composition of the pickling acid; and converting the former Bristol Fabrication facility into a heavy wall/quick turn welded pipe production shop by adding a 4,000 ton press along with all necessary ancillary processes.
Palmer is a manufacturer of fiberglass and steel storage tanks for the oil and gas, waste water treatment and municipal water industries. Located in Andrews, Texas, Palmer is ideally located in the heart of a significant oil and gas production territory. Palmer produces made-to-order fiberglass tanks, utilizing a variety of custom mandrels and application specific materials. Its fiberglass tanks range from two feet to 30 feet in diameter at various heights. The majority of these tanks are used for oil field waste water capture and are an integral part of the environmental regulatory compliance of the drilling process. Each fiberglass tank is manufactured to American Petroleum Institute Q1 standards to ensure product quality. Palmer's steel storage tank facility enables efficient, environmentally compliant production with designed-in expansion capability to support future growth. Finished steel tanks range in size predominantly from 50 to 1,500 barrels and are used to store extracted oil. During 2014, Palmer obtained all of the necessary certifications to produce certified pressure vessels. These certifications allow Palmer to sell all of the separator and storage equipment needed at a well site.
Specialty is a leading master distributor of hot finish, seamless, carbon steel pipe and tubing, with an emphasis on large outside diameters and exceptionally heavy wall thickness. Specialty's products are primarily used for mechanical and high pressure applications in the oil and gas, capital goods manufacturing, heavy industrial, construction equipment, paper and chemical industries. Operating from facilities located in Mineral Ridge, Ohio and Houston, Texas, Specialty is well-positioned to serve the major industrial and energy regions and successfully reach other target markets across the United States. Specialty performs value-added processing on approximately 80 percent of products shipped, which would include cutting to length, heat treatment, testing, boring and end finishing and typically processes and ships orders in 24 hours or less. Based upon its short lead times, Specialty plays a critical role in the supply chain, supplying long lead-time items to markets that demand fast deliveries, custom lengths and reliable execution of orders.
In order to establish stronger business relationships, the Metals Segment uses only a few raw material suppliers. Nine suppliers furnish approximately 77 percent of total dollar purchases of raw materials, with one supplier furnishing 42 percent of material purchases. However, the Company does not believe that the loss of this supplier would have a materially adverse effect on the Company as raw materials are readily available from a number of different sources, and the Company anticipates no difficulties in fulfilling its requirements.
Specialty Chemicals Segment – This segment consists of the Company's wholly-owned subsidiary MS&C. MS&C owns 100 percent of the membership interests of MC, which has a production facility in Cleveland, Tennessee. This segment also includes CRI Tolling which is located in Fountain Inn, South Carolina. MC and CRI Tolling are aggregated as one reporting unit and comprise the Specialty Chemicals Segment. Both facilities are fully licensed for chemical manufacture. MC manufactures lubricants, surfactants, defoamers, reaction intermediaries and sulfated fats and oils. CRI Tolling provides chemical tolling manufacturing resources to global and regional companies and contracts with other chemical companies to manufacture certain pre-defined products.
MC produces over 1,100 specialty formulations and intermediates for use in a wide variety of applications and industries. MC's primary product lines focus on the areas of defoamers, surfactants and lubricating agents. These three fundamental product lines find their way into a large number of manufacturing businesses. Over the years, the customer list has grown to include end users and chemical companies that supply paper, metal working, surface coatings, water treatment, paint, mining, oil and gas and janitorial applications. MC's capabilities also include the sulfation of fats and oils. These products are used in a wide variety of applications and represent a renewable resource, animal and vegetable derivatives, as alternatives to more expensive and non-renewable petroleum derivatives.
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
CRI Tolling was acquired by the Company in 2013. CRI Tolling had underutilized manufacturing capacity which allowed the Specialty Chemicals Segment to expand production from MC's Cleveland, Tennessee facility to further penetrate existing markets, as well as develop new ones, including those in the energy industry, and provides redundant production capabilities for key products. The Company invested approximately $3,500,000 in equipment at CRI Tolling during 2014. The new equipment provided CRI Tolling with production capabilities similar to those currently in place at MC's facility and increased the production capacity of the Specialty Chemicals Segment by 60 percent.

The Specialty Chemicals Segment maintains three laboratories for applied research and quality control which are staffed by eleven employees.
Most raw materials used by the segment are generally available from numerous independent suppliers and approximately 46 percent of total purchases are from its top eleven suppliers. While some raw material needs are met by a sole supplier or only a few suppliers, the Company anticipates no difficulties in fulfilling its raw material requirements.
Please see Note 15 to the Consolidated Financial Statements, which are included in Item 8 of this Form 10-K, for financial information about the Company's segments.
Sales and Distribution
Metals Segment – The Metals Segment utilizes separate sales organizations for its different product groups. Stainless steel pipe is sold worldwide under the BRISMET trade name through authorized stocking distributors at warehouse locations throughout the country. Producing sales and providing service to the distributors and end-user customers are BRISMET's President, two outside sales employees, seven independent manufacturers' representatives and eight inside sales employees. Additionally, BRISMET operates international offices in Brussels, Belgium and Shanghai, China, with one person in each office.
Palmer employs three sales professionals that manage the relationship with customers and partnerships to identify and secure new sales. Additionally, the Metals Segment President assists in account relationship management with large customers. Customer feedback and in-field experience generate product enhancements and new product development.
Approximately 80 percent of Specialty's pipe and tube sales are to North American pipe and tube distributors with the remainder comprised of sales to end use customers. In addition to Specialty's President, Specialty utilizes two manufacturers' representatives and eleven inside sales employees, whom are located at both locations, to obtain sales orders and service its customers.
The Metals Segment had one domestic customer that accounted for approximately 14 percent of the segment's revenues for 2015. There were no customers representing more than ten percent of the Metals Segment's revenues for 2016 or 2014.
Specialty Chemicals Segment – Specialty chemicals are sold directly to various industries nationwide by five full-time outside sales employees and eleven manufacturers' representatives. The Specialty Chemicals Segment has one customer that accounted for approximately 25 percent of the segment's revenues for 2016 and the same customer accounted for 31 percent of revenues for 2015 and 2014. The concentration of sales to this customer declined in 2016 as a result of this customer moving production of the products previously produced and sold by the Specialty Chemicals Segment in house.
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
Due to the size of the tanks produced and shipped to its customers, the majority of Palmer's products are sold within a 300 mile radius from its plant in Andrews, Texas. There are currently 18 tank producers, with similar capabilities, servicing that same area.
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
On December 9, 2016, the Company's subsidiary BRISMET, entered into a definitive agreement to acquire the stainless steel pipe and tube assets of Marcegaglia USA, Inc. ("MUSA") located in Munhall, PA to enhance its on-going business with additional capacity and technological advantages. The transaction closed on February 28, 2017. The agreement is structured as an asset purchase and excludes galvanized product and ornamental tubing products. The purchase price for the transaction, which excludes real estate and certain other assets, totaled $14,954,000; the assets purchased from MUSA include inventory, equipment and a non-compete agreement. In accordance with the agreement, on December 9, 2016, BRISMET entered into an escrow agreement and deposited $3,000,000 into the escrow fund. This deposit is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet. The deposit was remitted to MUSA at the close of the transaction and was reflected as a credit against the purchase price. Since the transaction closed on February 28, 2017, the purchase accounting is not complete as of the time of this filing. As part of the MUSA transaction, BRISMET assumed all of MUSA's rights and obligations pursuant to the Collective Bargaining Agreement between MUSA and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union AFL-CIO, on behalf of Local Union 5852-22 (the "Union") dated October 1, 2013 (the "CBA"). At the closing of the transaction, BRISMET and the Union amended the CBA to include a modest wage increase and to extend the CBA's termination date to September 30, 2018.
On November 21, 2014, the Company entered into a Stock Purchase Agreement with The Davidson Corporation, a Delaware corporation ("Davidson"), to purchase all of the issued and outstanding stock of Specialty. The purchase price for the all-cash acquisition was $31,500,000. Davidson had the potential to receive earn-out payments up to a total of $5,000,000 if Specialty achieved targeted sales revenue over a two-year period following closing. Sales revenues did not reach minimum earn-out levels. Therefore, Davidson did not receive any earn-out payments. The purchase price for the acquisition was funded through a combination of cash on hand, a new term loan with the Company's bank and an increase to the Company's credit facility. The financial results for Specialty are reported as a part of the Company's Metals Segment.
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
On June 27, 2014, the Company completed the planned closure of the Bristol Fabrication unit of Synalloy Fabrication, LLC ("Bristol Fab"). Bristol Fab's collective bargaining agreement with the United Association of Journeymen and Apprentices of the Plumbing and Pipe Fitting Industry of the United States and Canada Local Union No. 538 (the "Union") expired on February 15, 2014. After lengthy negotiations with the Union, Bristol Fab was unable to reach an agreement. Also, upon closure of the operation, the Company was legally obligated to pay a withdrawal liability to the Union's pension fund of over $1.9 million. The Company realized pre-tax charges in the second quarter of 2016, fourth quarter of 2015 and second quarter of 2014 of $150,000, $1,902,000 and $6,988,000, respectively, for costs associated with the closure of Bristol Fab. These costs, along with all non-recurring revenues and expenses associated with Bristol Fab, are included in the respective consolidated financial statements as discontinued operations. Bristol Fab was reported as a part of the Metals Segment.
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

Research and Development Activities
The Company spent approximately $603,000 in 2016, $548,000 in 2015 and $531,000 in 2014 on research and development activities that were expensed in its Specialty Chemicals Segment. Five individuals, all of whom are graduate chemists, are engaged primarily in research and development of new products and processes, the improvement of existing products and processes, and the development of new applications for existing products.
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
Backlogs
The Specialty Chemicals Segment operates primarily on the basis of delivering products soon after orders are received. Accordingly, backlogs are not a factor in this business. The same applies to commodity pipe sales in the Metals Segment. However, backlogs are important in the Metals Segment's steel and fiberglass tank operations since tanks are produced only after orders are received. Its backlog of open orders were $9,878,000 and $9,964,000 at the end of 2016 and 2015, respectively.
Employee Relations
At December 31, 2016, the Company had 412 employees. The Company considers relations with employees to be strong. The number of employees of the Company represented by unions, located at the Bristol, Tennessee and Mineral Ridge, Ohio facilities, is 132, or 32 percent of the Company's employees. They are represented by two locals affiliated with the United Steelworkers. Collective bargaining contracts for the Steelworkers will expire in June 2017 and July 2019.
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

The Specialty Chemicals Segment uses significant quantities of a variety of specialty and commodity chemicals in its manufacturing processes, which are subject to price and availability fluctuations that may have an adverse impact on our financial performance. The raw materials we use are generally available from numerous independent suppliers. However, some of our raw material needs are met by a sole supplier or only a few suppliers. If any supplier that we rely on for raw materials ceases or limits production, we may incur significant additional costs, including capital costs, in order to find alternate, reliable raw material suppliers. We may also experience significant production delays while locating new supply sources, which could result in our failure to timely deliver products to our customers. Purchase prices and availability of these critical raw materials are subject to volatility. Some of the raw materials used by the Specialty Chemicals Segment are derived from petrochemical-based feedstock, such as crude oil and natural gas, which have been subject to historical periods of rapid and significant movements in price. These fluctuations in price could be aggravated by factors beyond our control such as political instability, and supply and demand factors, including Organization of the Petroleum Exporting Countries ("OPEC") production quotas and increased global demand for petroleum-based products. At any given time, we may be unable to obtain an adequate supply of these critical raw materials on a timely basis, at prices and other terms acceptable, or at all. If suppliers increase the price of critical raw materials, we may not have alternative sources of supply. We attempt to pass changes in the prices of raw materials along to our customers. However, we cannot always do so, and any limitation on our ability to pass through any price increases could have an adverse effect on our financial performance. Any significant variations in the cost and availability of our specialty and commodity materials may negatively affect our business, financial condition or results of operations, specifically for the Specialty Chemicals Segment.

We rely on a small number of suppliers for our raw materials and any interruption in our supply chain could affect our operations. In order to foster stronger business relationships, the Metals Segment uses only a few raw material suppliers. During the year ended December 31, 2016, nine suppliers furnished approximately 77 percent of our total dollar purchases of raw materials, with one supplier providing 42 percent. However, these raw materials are available from a number of sources, and the Company anticipates no difficulties in fulfilling its raw materials requirements for the Metals Segment. Raw materials used by the Specialty Chemicals Segment are generally available from numerous independent suppliers and approximately 4 percent of total purchases were made from our top eleven suppliers during the year ended December 31, 2016. Although some raw material needs are met by a single supplier or only a few suppliers, the Company anticipates no difficulties in fulfilling its raw material requirements for the Specialty Chemicals Segment. While the Company believes that raw materials for both segments are readily available from numerous sources, the loss of one or more key suppliers in either segment, or any other material change in our current supply channels, could have an adverse effect on the Company’s ability to meet the demand for its products, which could impact our operations, revenues and financial results.

A substantial portion of our overall sales is dependent upon a limited number of customers, and the loss of one or more of such customers would have a material adverse effect on our business, results of operation and profitability. The products of the Specialty Chemicals Segment are sold to various industries nationwide. The Specialty Chemicals Segment has one customer that accounted for approximately 25 percent of revenues for 2016 and the same customer accounted for approximately 31 percent of revenues for 2015 and 2014. The concentration of sales to this customer declined in 2016 as a result of this customer moving production of the products previously produced and sold by the Specialty Chemicals Segment in house. The loss of this customer would have a material adverse effect on the revenues of the Specialty Chemicals Segment of the Company.

The Metals Segment had one customer that accounted for approximately 14 percent of revenues for 2015. There were no customers representing more than ten percent of the Metals Segment's revenues in 2016 or 2014. Palmer and Specialty, which are a part of the Metals Segment, sell much of their products to the oil and gas industry. Any change in this industry, or any change in this industry’s demand for their products, would have a material adverse effect on the profits of the Metals Segment and the Company.

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

Significant changes in nickel prices could have an impact on the sales by the Metals Segment. The Metals Segment uses nickel in a number of its products. Nickel prices are currently at a relatively low level, which reduces our manufacturing costs for certain products. When nickel prices increase, many of our customers increase their orders in an attempt to avoid future price increases, resulting in increased sales for the Metals Segment. Conversely, when nickel prices decrease, many of our customers wait to place orders in an attempt to take advantage of subsequent price decreases, resulting in reduced sales for the Metals Segment. On average, the Metals Segment turns its inventory of commodity pipe every six months, but the nickel surcharge on sales of commodity pipe is established on a monthly basis. The difference, if any, between the price of nickel on the date of purchase of the raw material and the price, as established by the surcharge, on the date of sale has the potential to create an inventory profit or loss. If the price of nickel steadily increases over time, as it did from 2005 to 2007, the Metals Segment is the beneficiary of the increase in nickel price in the form of inventory gains. Conversely, if the price of nickel steadily decreases over time, as it did from 2009 to 2013, the Metals Segment suffers inventory losses. Low nickel prices weighted heavily on stainless steel pipe sales throughout most of 2016, with only late year increases having some minor favorable impacts during the fourth quarter. This resulted in average nickel prices being down 19 percent for the full year of 2016 and up 14 percent for the fourth quarter 2016, when compared to the same periods of the prior year. We will incur inventory losses in the future if nickel prices decrease. Any material changes in the cost of nickel could impact our sales and result in fluctuations in the profits for the Metals Segment.

The Company began hedging its nickel exposure during 2016. The program may not eliminate all of the Company's nickel pricing exposure.

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

We are currently, and may in the future be, required to investigate, remediate or otherwise address contamination at our current or former facilities. Many of our current and former facilities have a history of industrial usage for which additional investigation, remediation or other obligations could arise in the future and that could materially adversely affect our business, financial condition, results of operations or cash flows. In addition, we are currently, and could in the future be, responsible for costs to address contamination identified at any real property we used as a disposal site.

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

Certain of our employees in the Metals Segment are covered by collective bargaining agreements, and the failure to renew these agreements could result in labor disruptions and increased labor costs. As of December 31, 2016, we had 132 employees represented by unions at our Bristol, Tennessee and Mineral Ridge, Ohio facilities, which is 32 percent of the aggregate number of Company employees. These employees are represented by two local unions affiliated with the United Steelworkers (the “Steelworkers Union"). The collective bargaining contracts for the Steelworkers Unions will expire in June 2017 and July 2019. Although we believe that our present labor relations are satisfactory, our failure to renew these agreements on reasonable terms as the current agreements expire could result in labor disruptions and increased labor costs, which could adversely affect our financial performance.

Our current capital structure includes indebtedness, which is secured by all or substantially all of our assets and which contains restrictive covenants that may prevent us from obtaining adequate working capital, making acquisitions or capital improvements.
Our existing credit facility contains restrictive covenants that limit our ability to, among other things, borrow money or guarantee the debts of others, use assets as security in other transactions, make investments or other restricted payments or distributions, change our business or enter into new lines of business, and sell or acquire assets or merge with or into other companies. In addition, our credit facility requires us to meet a minimum fixed charge coverage ratio which could limit our ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict our financing activities. Our ability to comply with the covenants and other terms of our credit facility will depend on our future operating performance. If we fail to comply with such covenants and terms, we will be in default and the maturity of any then outstanding related debt could be accelerated and become immediately due and payable. In addition, in the event of such a default, our lender may refuse to advance additional funds, demand immediate repayment of our outstanding indebtedness, and elect to foreclose on our assets that secure the credit facility.

There were no events of default under our credit facility at December 31, 2016. Although we believe we will remain in compliance with these covenants in the foreseeable future and that our relationship with our lender is strong, there is no assurance our lender would consent to an amendment or waiver in the event of noncompliance; or that such consent would not be conditioned upon the receipt of a cash payment, revised principal payout terms, increased interest rates or restrictions in the expansion of the credit facility for the foreseeable future, or that our lender would not exercise rights that would be available to them, including, among other things, demanding payment of outstanding borrowings. In addition, our ability to obtain additional capital or alternative borrowing arrangements at reasonable rates may be adversely affected. All or any of these adverse events would further limit our flexibility in planning for, or reacting to, downturns in our business.

We may need new or additional financing in the future to expand our business or refinance existing indebtedness, and our inability to obtain capital on satisfactory terms or at all may have an adverse impact on our operations and our financial results. If we are unable to access capital on satisfactory terms and conditions, we may not be able to expand our business or meet our payment requirements under our existing credit facility. Our ability to obtain new or additional financing will depend on a variety of factors, many of which are beyond our control. We may not be able to obtain new or additional financing because we may have substantial debt, our current receivable and inventory balances do not support additional debt availability or because we may not have sufficient cash flows to service or repay our existing or future debt. In addition, depending on market conditions and our financial performance, equity financing may not be available on satisfactory terms or at all. If we are unable to access capital on satisfactory terms and conditions, this could have an adverse impact on our operations and our financial results.

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

The loss of key members of our management team, or difficulty attracting and retaining experienced technical personnel, could reduce our competitiveness and have an adverse effect on our business and results of operations. The successful implementation of our strategies and handling of other issues integral to our future success will depend, in part, on our experienced management team. The loss of key members of our management team could have an adverse effect on our business. Although we have entered into employment agreements key members of our management team including Craig C. Bram, President and Chief Executive Officer, Dennis M. Loughran, Senior Vice President and Chief Financial Officer, Sally M. Cunningham, Vice President of Corporate Administration, J. Kyle Pennington, President of Metals Segment, James G. Gibson, General Manager and President of Specialty Chemicals Segment, Steven J. Baroff, President and General Manager of Specialty, K. Dianne Beck, Vice President of Specialty, and Christopher D. Sitka, Vice President of Specialty, employees may resign from the Company at any time and seek employment elsewhere, subject to certain non-competition restrictions for a one-year period. Additionally, if we cannot retain our technical personnel or attract additional experienced technical personnel, our ability to compete could be harmed.

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

Our results of operations could be adversely affected by goodwill impairments. Goodwill must be tested at least annually for impairment, and more frequently when circumstances indicate likely impairment. Goodwill is considered impaired to the extent that its carrying amount exceeds its implied fair value. An impairment of goodwill could have a substantial negative effect on our profitability. The Company performed the step zero qualitative test during the fourth quarter of 2016 which resulted in no goodwill impairment for the year ended December 31, 2016.

Our results of operations could be adversely affected by intangible asset impairments. As a result of our acquisitions, we had approximately $12,309,000 of intangible assets on our balance sheet as of December 31, 2016. Intangible assets are amortized over their estimated useful lives using either an accelerated or straight-line method. Intangibles are reviewed for impairment when events or changes in circumstances indicate the carrying value of the intangible asset or group of assets may no longer be recoverable. An impairment of intangible assets could have a substantial negative effect on our profitability.

Our allowance for doubtful accounts may not be adequate to cover actual losses. An allowance for doubtful accounts in maintained for estimated losses resulting from the inability of our customers to make required payments. This allowance may not be adequate to cover actual losses, and future provisions for losses could materially and adversely affect our operating results. The allowance for doubtful accounts is based on an evaluation of the outstanding receivables and existing economic conditions. The amount of future losses is susceptible to changes in economic, operating and other outside forces and conditions, all of which are beyond our control, and these losses may exceed current estimates. Although management believes that the allowance for doubtful accounts is adequate to cover current estimated losses, management cannot make assurances that we will not further increase the allowance for doubtful accounts. A significant increase in the allowance for doubtful accounts could adversely affect our earnings.

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

Item 1B Unresolved Staff Comments
None.

Item 2 Properties
The Company operates the major plants and facilities listed below, all of which are in adequate condition for their current usage. All facilities throughout the Company are believed to be adequately insured. The buildings are of various types of construction including brick, steel, concrete, concrete block and sheet metal. All have adequate transportation facilities for both raw materials and finished products. In September 2016, the Company sold its real estate properties previously owned in Tennessee, South Carolina, Texas and Ohio to Store Funding and concurrently leased back these real properties; see Note 12 to the Consolidated Financial Statements included in Item 8 of this Form 8K. The parcel of land in Mineral Ridge, OH, the corporate headquarters located in Richmond, VA, and the shared service center located in Spartanburg, SC were excluded from this transaction and continue to be leased by the Company from other parties.

Location	Principal Operations	Building Square Feet	Land Acres
Bristol, TN	Manufacturing stainless steel pipe	275,000	73.1
Cleveland, TN	Chemical manufacturing and warehousing facilities	143,000	18.8
Fountain Inn, SC	Chemical manufacturing and warehousing facilities	136,834	16.9
Andrews, TX	Manufacturing liquid storage solutions and separation equipment	122,662	19.6
Houston, TX	Cutting facility and storage yard for heavy walled pipe	29,821	10.0
Mineral Ridge, OH	Cutting facility and storage yard for heavy walled pipe	12,000	12.0
Mineral Ridge, OH	Storage yard for heavy walled pipe	—	4.6
Richmond, VA	Corporate headquarters	5,911	—
Spartanburg, SC	Office space for corporate employees and shared service center	4,858	—
Augusta, GA	Chemical manufacturing (1)	—	46.0

(1)	Property owned by Company; plant was closed in 2001 and all structures and manufacturing equipment have been removed.

Item 3 Legal Proceedings
For a discussion of legal proceedings, see Notes 7 and 13 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Item 4 Mine Safety Disclosures
Not applicable.

PART II

Item 5 Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company had 525 common shareholders of record at March 10, 2017. The Company's common stock trades on the NASDAQ Global Market under the trading symbol SYNL. As a result of the Board's review of financial performance and capital needed to support future growth, no dividends were declared or paid in 2016. The Company's credit agreement restricts the payment of dividends indirectly through a minimum fixed charge coverage covenant. The Company paid a $0.30 cash dividend on December 8, 2015 and a $0.30 cash dividend on December 9, 2014. The prices shown below are the high and low sales prices for the common stock for each full quarterly period in the last two fiscal years as quoted on the NASDAQ Global Market.

	2016		2015
Quarter	High	Low	High	Low
1st	$10.07	$6.42	$18.49	$14.25
2nd	8.50	7.25	15.00	13.25
3rd	9.68	6.56	13.79	7.92
4th	11.70	8.57	10.55	6.20
The information required by Item 201(d) of Regulation S-K is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Source: Russell Investment Group

Comparison of 5 Year Cumulative Total Return Graph

	12/11	12/12	12/13	12/14	12/15	12/16
Synalloy Corporation	$100.00	$141.90	$154.75	$180.75	$73.42	$116.86
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45
NASDAQ Non-Financial	100.00	117.61	166.99	194.19	205.76	221.55
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
Unregistered Sales of Equity Securities
Pursuant to the compensation arrangement with directors discussed under Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in this Form 10-K, on May 5, 2016, the Company issued an aggregate of 40,991 shares of restricted stock to non-employee directors in lieu of $330,000 of their annual cash retainer fees. Issuance of these shares was not registered under the Securities Act of 1933 based on the exemption provided by Section 4(2) thereof because no public offering was involved.
The Company also issued 21,133 shares of common stock in 2016 to management and key employees that vested pursuant to the 2005 and 2015 Stock Awards Plans. Issuance of these shares was not registered under the Securities Act of 1933 based on the exemption provided by Section 4(2) thereof because no public offering was involved.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2016 - January 31, 2016	—	$—	—	899,600
February 1, 2016 - February 29, 2016	—	$—	—	899,600
March 1, 2016 - March 31, 2016	29,500	$8.61	29,500	870,100
April 1, 2016 - April 30, 2016	—	$—	—	870,100
May 1, 2016 - May 31, 2016	—	$—	—	870,100
June 1, 2016 - June 30, 2016	—	$—	—	870,100
July 1, 2016 - July 31, 2016	—	$—	—	870,100
August 1, 2016 - August 31, 2016	—	$—	—	870,100
September 1, 2016 - September 30, 2016		$—	—	870,100
October 1, 2016 - October 31, 2016	—	$—	—	870,100
November 1, 2016 - November 30, 2016	—	$—	—	870,100
December 1, 2016 - December 31, 2016	—	$—	—	870,100
Total	29,500		29,500
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

Item 6 Selected Financial Data

Selected Financial Data and Other Financial Information
(Dollar amounts in thousands except for per share data)
	2016	2015(c)	2014 (a)	2013	2012
Operations (b)
Net sales	$138,566	$175,460	$199,505	$196,751	$166,162
Gross profit	16,904	25,319	32,929	19,798	19,733
Selling, general & administrative expense(e)	22,673	21,938	16,530	15,987	12,399
Goodwill impairment	—	17,158	—	—	—
Operating (loss) income(e)	(8,246)	(13,031)	16,098	3,547	7,334
Net (loss) income - continuing operations	(6,994)	(10,269)	12,619	2,898	3,983
Net (loss) income - discontinued operations	(99)	(1,251)	(7,157)	(1,137)	252
Net (loss) income	(7,093)	(11,520)	5,462	1,761	4,235
Financial Position
Total assets(d), (e)	138,638	149,043	187,633	163,068	148,299
Working capital(d)	64,732	58,304	64,580	74,988	65,919
Long-term debt, less current portion(e)	8,804	23,410	27,039	20,713	37,385
Shareholders' equity	88,593	95,154	109,454	106,098	71,774
Financial Ratios
Current ratio(d),(e)	3.0:1	3.2:1	2.6:1	4.0:1	3.6:1
Gross profit to net sales (b)	12%	14%	17%	10%	12%
Long-term debt to capital(e)	9%	20%	20%	16%	34%
Return on average assets (b), (d), (e)	(4)%	(6)%	7%	2%	3%
Return on average equity (b)	(7)%	(10)%	12%	3%	6%
Per Share Data (Income/(Loss) – Diluted)
Net (loss) income - continuing operations	$(0.81)	$(1.18)	$1.45	$0.42	$0.62
Net (loss) income - discontinued operations	(0.01)	(0.14)	(0.82)	(0.16)	0.04
Net (loss) income	(0.82)	(1.32)	0.63	0.25	0.66
Dividends declared and paid	—	0.30	0.30	0.26	0.25
Book value	10.22	11.02	12.57	12.21	11.29
Other Data
Depreciation and amortization (b), (e)	$6,695	$6,634	$5,132	$4,625	$2,952
Capital expenditures (b)	3,044	10,905	8,066	5,648	4,542
Employees at year end	412	411	464	670	597
Shareholders of record at year end	527	540	575	619	669
Average shares outstanding - diluted	8,650	8,710	8,715	6,947	6,394
Stock Price
Price range of common stock
High	$11.70	$18.49	$18.84	$17.38	$14.97
Low	6.42	6.20	13.14	12.53	10.21
Close	10.95	6.88	17.67	15.53	13.49
(a) 2014 represents a 53 week year.
(b) Information in the section or line has been re-stated to reflect continuing operations only.
(c) Effective December 31, 2015, the Company changed from a fiscal year to a calendar year.
(d) Effective 2015, the section or line includes the effects of the adoption of ASU 2015-17, Balance Sheet Classification and Deferred Taxes, requiring all deferred tax assets and liabilities and any related valuation allowance to be classified as non-current on our consolidated balance sheets. Prior periods were not retrospectively adjusted.
(e) Information in the line has been re-stated to reflect the adoption of ASU 2015-03, Interest - Imputation of Interest, requiring debt issuance cots related to a recognized debt liability be presented as a direct deduction of the debt liability. Concurrently, amortization expense is reclassified from amortization expense (included in selling, general, administrative expense) to interest expense.

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
Allowance for Doubtful Accounts
The Company maintained allowances for doubtful accounts of approximately $82,000 as of December 31, 2016, for estimated losses resulting from the inability of its customers to make required payments. The allowance is based upon a review of outstanding receivables, historical collection information and existing economic conditions. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables are generally due within 30 to 60 days. Delinquent receivables are written off based on individual credit evaluations and specific circumstances of the customer.
Inventory Adjustments and Reserves
At the end of each quarter, all facilities review recent sales reports to identify sales price trends that would indicate products or product lines that are being sold below our cost. This would indicate that an adjustment would be required. As of December 31, 2016 and December 31, 2015, an adjustment was required by our Metals Segment mainly due to decreases in nickel prices. Stainless steel, both in its raw material (coil or plate) or finished goods (pipe) state is purchased / sold using a base price plus an additional surcharge which is dependent on current nickel prices. As raw materials are purchased, it is priced to the Company based upon the surcharge at that date. When the finished pipe is ultimately sold to the customer approximately five months later, the then-current nickel surcharge is used to determine the proper selling prices. A lower of cost or market adjustment is recorded when the Company's inventory cost, based upon a historical nickel price, is greater than the current selling price of that product due to a reduction in the nickel surcharge. A $43,000 and $1,237,000 adjustment was required at December 31, 2016 and December 31, 2015, respectively, for reductions in nickel surcharge. At December 31, 2016, an adjustment of $93,000 was required by our storage tank facility as lower demand for oil and gas products caused selling prices to fall below inventory cost for certain tanks. No adjustment was needed at December 31, 2015 for tank inventory.
The Company establishes inventory reserves for:

•
Estimated obsolete or unmarketable inventory. As of December 31, 2016 and December 31, 2015, the Company identified inventory items with no sales or expected sales activity for finished goods or no usage for raw materials for a certain period of time. For those inventory items that are not currently being marketed and unable to be sold, a reserve was established for 100 percent of the inventory cost less any estimated scrap proceeds. The Company reserved $697,000 and $658,000 at December 31, 2016 and December 31, 2015, respectively.

•
Estimated quantity losses. The Company performs an annual physical inventory during the fourth quarter each year. For those facilities that complete their physical inventory before the end of December, a reserve is established for the potential quantity losses that could occur subsequent to their physical. This reserve is based upon the most recent physical inventory results. At December 31, 2016 and December 31, 2015, the Company had $269,000 and $24,000, respectively, reserved for physical inventory quantity losses.

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
Goodwill
Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is tested for impairment at the reporting unit level, annually in the fourth quarter and whenever circumstances indicate that the carrying value may not be recoverable. The evaluation of impairment involves using either a step zero qualitative approach or a two-step quantitative approach, if required, as outlined in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 350. The step zero approach allows an entity to first assess qualitative factors to determine whether it is more likely than not that the Fair Value of a reporting unit is less than its carrying value. If an entity cannot make this determination, then the two-step approach will be followed. The initial step of the two-step quantitative approach of the goodwill impairment test involves a comparison of the fair value of the reporting unit in which the goodwill is recorded to its carrying amount. If the reporting unit's fair value exceeds its carrying value, no impairment loss is recognized and the second step, which is a calculation of the impairment, is not performed. However, if the reporting unit's carrying value exceeds its fair value, an impairment charge equal to the difference in the carrying value of the goodwill and the implied fair value of the goodwill is recorded. Implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to the assets and liabilities of the reporting unit as if it had been acquired in a business combination. The excess of the fair value of the reporting unit over the amounts allocated to assets and liabilities is the implied fair value of goodwill. The Company performed the step zero qualitative test during the fourth quarter of 2016 which resulted in no impairment of the goodwill recognized of $1,355,000 for the Specialty Chemicals Segment for the year ended December 31, 2016.
When the two-step quantitative approached is used, in making our determination of fair value of the reporting unit, we rely on the discounted cash flow method. This method uses projections of cash flows from the reporting unit. This approach requires significant judgments including the Company's projected net cash flows, the weighted average cost of capital ("WACC") used to discount the cash flows and terminal value assumptions. We derive these assumptions used in the testing from several sources. Many of these assumptions are derived from our internal budgets, which would include existing sales data based on current product lines and assumed production levels, manufacturing costs and product pricing. We believe that our internal forecasts are consistent with those that would be used by a potential buyer in valuing our reporting units.
Liquidity and Capital Resources
Cash flows provided by continuing operating activities during 2016 and 2015 totaled $5,301,000 and $17,312,000, respectively, a reduction of cash flows of $12,011,000. Net income from continuing operations generated $2,073,000 in cash flows for 2016 after adding back depreciation and amortization expense of $6,695,000 and the loss on the sale of property, plant and equipment resulting from the sale-leaseback of $2,372,000, a decrease of $6,553,000 from $8,626,000 for 2015. In addition to adding back depreciation and amortization, the prior year amount also added back the goodwill impairment charge and deducted the gain on the earn-out liability which did not recur in 2016. Accounts receivable from continuing operations used cash of $37,000 during 2016 as sales increased three percent for the last two months of the year when compared to the same period of the prior year. Accounts receivable days outstanding, calculated on a three-month average basis, decreased two days during 2016, decreasing from 53.6 days at the end of 2015 to 51.5 at the end of 2016. Inventory generated $2,033,000 of cash as year-over-year inventory levels decreased to correspond with lower sales volumes. Inventory turns, calculated on a three-month average basis, were relatively unchanged, increasing to 1.90 turns at the end of 2016 from 1.89 turns at the end of 2015. Accounts payable favorably affected cash flows from continuing operations by $4,419,000 in 2016 entirely in the Metals Segment as BRISMET purchased a large amount of inventory in December to obtain favorable pricing for an order that is scheduled to ship in early 2017 combined with increased inventory purchases for Palmer and Specialty to support projected 2017 sales levels. Also, accounts payable days outstanding at year-end 2016 was increased by approximately seven days to 52 days. Finally, the change in other assets and accrued expenses resulted mainly from an $11,000,000 non-cash accrual recorded during the fourth quarter 2016 for a judgment received on an on-going lawsuit which was initially identified during the Company's due diligence associated with the acquisition of Palmer. The Company is completely indemnified by the former shareholders of Palmer and, accordingly, a corresponding indemnified receivable was also recorded. This litigation is more fully described in Note 13.
Cash flows provided by continuing operating activities during 2015 and 2014 totaled $17,312,000 and $28,104,000 respectively, a decrease in cash flows of $10,792,000. Cash flows in 2015 were generated from net income from continuing operations totaling $8,626,000 after adding back depreciation and amortization expense of $6,634,000, the goodwill impairment charge of $17,158,000 and deducting the gain on the earn-out liability of $4,897,000, a decrease from the prior year of $5,588,000. Accounts receivable from continuing operations generated $11,381,000 cash during 2015 as sales decreased 27 percent for the fourth quarter of 2015 compared to the fourth quarter of 2014. Accounts receivable days outstanding remained relatively stable, decreasing from 54.9 days at the end of 2014 to 53.6 days at the end of 2015. Accounts payable negatively affected cash flows from continuing operations by $9,122,000 in 2015 as the significant inventory purchases made during the fourth quarter of 2014 in the Metals Segment, which increased the 2014 year-end accounts payable balance, were paid during 2015. Accounts payable days outstanding was consistent at 45 days for both years. Accrued income taxes generated $3,037,000 as the Company received excess tax deposits when the 2014 tax returns were filed. In prior year, these excess payments would have been applied to the subsequent year tax deposits. A decrease in inventory generated $4,173,000 of cash during 2015. This resulted from selling the incremental inventory purchased by the Metals Segment at the end of 2014 combined with a Company directive to lower inventory levels during 2015. Inventory turns, calculated on a three month basis, decreased from 3.16 turns at the end of 2014 to 1.89 turns at the end of 2015. The 2015 calculation includes Specialty's values which, by definition of being a master pipe distributor, has a lower turnover rate.
In 2016, the Company's current assets and current liabilities increased $12,407,000 and $5,979,000, respectively, from the year ended 2015 amounts, which caused working capital for 2016 to increase by $6,428,000 to $64,732,000 from the 2015 total of $58,304,000. The current ratio for the year ended December 31, 2016, decreased to 3.0:1 from the 2015 year-end ratio of 3.2:1.
The Company generated cash from investing activities during 2016 of $17,673,000. During the fourth quarter 2016, a $3,000,000 escrow deposit was made in conjunction with the Marcegaglia USA acquisition, which will be used to offset total funds due at closing. The sale-leaseback transaction, which is discussed in Note 12 to the Consolidated Financial Statements included in Item 8 of this Form 10-K, resulted in net proceeds of $21,925,000. Financing activities during 2016 used cash of $19,459,000 as the proceeds from the sale-leaseback transaction was used to pay down long-term debt. No dividends were declared during 2016.
In connection with the Specialty acquisition discussed in Note 18 to the Consolidated Financial Statements included in Item 8 of this Form 10-K, on November 21, 2014, the Company modified its Credit Agreement to increase the limit of the current revolving line of credit (the "Line") by $15,000,000 to a maximum of $40,000,000, and extended the maturity date to November 21, 2017. The Total Funded Debt to EBITDA ratio (as defined in the Credit Agreement), tangible net worth floor (as defined in the Credit Agreement), and Total Liabilities to Tangible Net Worth ratio (as defined in the Credit Agreement) were changed as a result of this modification. None of the other provisions of the Credit Agreement were changed as a result of this modification. Interest on the Credit Agreement is calculated using the One Month LIBOR (as defined in the Credit Agreement), plus a pre-defined spread, based on the Company's Total Funded Debt to EBITDA ratio (as defined in the Credit Agreement).
The Credit Agreement modification on November 21, 2014, also provided for a five-year term loan (the "Specialty note"), expiring November 21, 2019, in the amount of $10,000,000 that required equal monthly payments of $166,667, plus interest, calculated using the One Month LIBOR (as defined in the Credit Agreement), plus a pre-defined spread, based on the Company's Total Funded Debt to EBITDA ratio (as defined in the Credit Agreement). On August 31, 2016, the balance of this note was refinanced and consolidated into the Line as part of the amendment to the Credit Agreement discussed below.
On August 31, 2016, the Company amended its Credit Agreement with its bank to create a new credit facility in the form of an asset-based revolving line of credit in the amount of $45,000,000. The Line was used to refinance and consolidate the existing line of credit, the Palmer note, and the Specialty note in the aggregate amount of approximately $24,200,000. The maturity date of the Line is February 28, 2019. Interest on the Line is calculated using the One Month LIBOR Rate (as defined in the Credit Agreement), plus a pre-defined spread. Borrowings under the Line are limited to an amount equal to a Borrowing Base calculation (as defined in the Credit Agreement) that includes eligible accounts receivable and inventory. The Company evaluated this transaction in accordance with Accounting Standards Codification ("ASC") 470-50-40-10 and ASC 470-50-40-21 and determined the refinancing should be accounted for as a debt modification. The Company incurred lender and third party costs associated with the debt restructuring that were capitalized on the balance sheet while certain other third party costs were expensed.
Pursuant to the Credit Agreement, the Company was required to pledge all of its tangible and intangible properties, including the stock and membership interests of its subsidiaries. In the Credit Agreement, the Company's bank agreed to release its liens on the real estate properties covered by the Purchase and Sale Agreement ("PSA"), as described in Note 12. Covenants under the Credit Agreement include maintaining a minimum fixed charge coverage ratio and a limitation on the Company’s maximum amount of capital expenditures per year, which is in line with currently projected needs. At December 31, 2016, the Company was in compliance with all debt covenants.
Results of Operations
Comparison of 2016 to 2015 – Consolidated
For the full-year 2016, the net loss from continuing operations totaled $6,994,000, or $0.81 loss per share. This compared to full-year 2015 net loss from continuing operations of $10,269,000, or $1.18 loss per share. For the fourth quarter of 2016 the Company recorded a net loss from continuing operations of $1,435,000, or $0.17 loss per share. This compares to a net loss from continuing operations of $17,717,000, or $2.04 loss per share for fourth quarter of 2015.
Consolidated gross profit from continuing operations decreased 33 percent to $16,904,000 in 2016, compared to $25,319,000 in 2015, and, as a percent of sales, decreased to twelve percent of sales in 2016 compared to 14 percent of sales in 2015. For the fourth quarter of 2016, consolidated gross profit from continuing operations was $3,684,000, an increase of eight percent from the fourth quarter of 2015 of $3,424,000. Consolidated gross profit from continuing operations was eleven percent of sales for the fourth quarter of 2016 and ten percent of sales for same period of 2015. The majority of the changes in dollars and in percentage of sales were attributable to the Metals Segment as discussed in the Metals Segment Comparison of 2016 to 2015 below. Consolidated selling, general and administrative expense from continuing operations for 2016 increased by $735,000 or three percent to $22,673,000 (16 percent of sales) compared to $21,938,000 (13 percent of sales) for 2015. These costs decreased $78,000 or one percent to $5,548,000 for the fourth quarter of 2016 from $5,626,000 for the same period of 2015 and were 17 percent of sales for the fourth quarter 2016 compared to 16 percent of sales for the fourth quarter of 2015. The increase for the full-year 2016 resulted from higher salaries and wages, directors fees, amortization and sale-leaseback closing costs partly offset by lower professional fees, sales commissions and incentive based bonuses. In addition, the Company incurred $106,000 for one-time acquisition costs associated with the Marcegaglia USA acquisition in 2016 compared to $500,000 of one-time acquisition costs associated with the Specialty acquisition in 2015. These costs were $30,000 and $46,000 for the fourth quarters of 2016 and 2015, respectively. All of these items will be discussed in greater detail in the respective sections below.
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
Consolidated gross profit from continuing operations decreased 23 percent to $25,319,000 in 2015, compared to $32,929,000 in 2014, and, as a percent of sales, decreased to 14 percent of sales in 2015 compared to 17 percent of sales in 2014. For the fourth quarter of 2015, consolidated gross profit from continuing operations was $3,424,000, a decrease of 58 percent from the fourth quarter of 2014 of $8,247,000. Consolidated gross profit from continuing operations was ten percent of sales for the fourth quarter of 2015 and 17 percent of sales for same period of 2014. The decreases in dollars and in percentage of sales were attributable to the Metals Segment as discussed in the Metals Segment Comparison of 2015 to 2014 below. Consolidated selling, general and administrative expense from continuing operations for 2015 increased by $5,409,000 to $21,938,000, or 13 percent of sales, compared to $16,529,000, or eight percent of sales for 2014. These costs increased $1,203,000 during the fourth quarter of 2015 compared to the same period of 2014 and were 16 percent of sales for the fourth quarter 2015 compared to nine percent of sales for the fourth quarter of 2014. The dollar increase for both the year and fourth quarter of 2015 when compared to the same periods of 2014 resulted primarily from the inclusion of Specialty's selling, general and administrative expenses for the entire year and quarter for 2015. Since Specialty was acquired in November 2014, only a portion of their selling, general, and administrative expenses were included in the prior year. This accounted for $3,746,000 and $561,000 of the annual and fourth quarter increase in selling, general and administrative costs for 2015. The remainder of the increase resulted from higher professional fees and increased salaries and wages, partly offset by lower incentive based bonuses and sales commissions. In addition, the Company incurred $500,000 for one-time acquisition costs associated with the Specialty acquisition in 2015 compared to $302,000 of one-time acquisition costs associated with this acquisition in 2014. These costs were $46,000 and $305,000 for the fourth quarters of 2015 and 2014, respectively. All of these items will be discussed in greater detail in the respective sections below.

Metals Segment – The following table summarizes operating results from continuing operations and backlogs for the three years indicated. Reference should be made to Note 15 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

	2016		2015		2014
(in thousands)	Amount	%	Amount	%	Amount	%
Net sales	$90,215	100.0%	$114,908	100.0%	$134,304	100.0%
Cost of goods sold	82,676	91.6%	100,077	87.1%	112,486	83.8%
Gross profit	7,539	8.4%	14,831	12.9%	21,818	16.2%
Selling, general and administrative expense	12,360	13.7%	12,009	10.5%	8,307	6.2%
Goodwill impairment	—	—%	17,158	14.9%	—	—%
Business interruption proceeds	—	—%	(1,246)	(1.1)%	—	—%
Loss on sale-leaseback	2,166	2.4%	—	—%	—	—%
Operating (loss) income	$(6,987)	(7.7)%	$(13,090)	(11.4)%	$13,511	10.1%
Year-end backlog - Storage tanks	$9,878		$9,964		$12,229

Comparison of 2016 to 2015 – Metals Segment
The Metals Segment sales from continuing operations decreased $24,693,000 or 21 percent for the full-year of 2016 compared to the same period of 2015. For the fourth quarter of 2016, Metals Segment sales from continuing operations totaled $21,883,000, a decrease of $537,000 or two percent from $22,420,000 for the fourth quarter of 2015. Sales in prior year periods reflected stronger order shipments across all markets in early 2015, before the precipitous decline in oil prices occurred.
Stainless steel pipe sales from continuing operations decreased 28 percent and 17 percent for the full-year and fourth quarter, respectively, of 2016 when compared to the same periods of the prior year. The pipe sales decrease for the year resulted from a ten percent decrease in average unit volumes and an 18 percent decrease in average selling price. For the fourth quarter, average unit volumes decreased seven percent while the average selling price decreased ten percent for 2016 compared to 2015. Low nickel prices weighed heavily on stainless steel pipe sales throughout most of 2016, with only late year increases having some minor favorable impacts during the fourth quarter. That late year movement resulted in average nickel prices being up 14 percent for the fourth quarter, while the average for the full year of 2016 was down 19 percent, when compared to the same periods of the prior year, respectively.
Seamless heavy-wall carbon steel pipe and tube sales decreased 17 percent while increasing 26 percent for the full-year and fourth quarter, respectively, of 2016 compared to the same periods of the prior year. The full year sales reduction was comprised of a two percent increase in average unit volumes offset by a 19 percent decrease in average selling price. For the fourth quarter, average unit volumes increased 36 percent while average selling prices decreased ten percent. Heavier fourth quarter demand, primarily related to improvements in the oil and gas sector and reduced inventory overhang, drove the sales increase.
Storage tank sales increased one percent and 33 percent for the full-year and fourth quarter, respectively, of 2016 when compared to the same periods for the prior year. The full-year increase was comprised of a 15 percent increase in the number of tanks sold offset by a 14 percent decrease in average selling price. For the fourth quarter, the storage tank increase resulted from a 51 percent increase in the number of tanks sold offset by an 18 percent decrease in average selling price. The results highlight a move toward higher levels of activity in the Permian Basis and other Palmer of Texas delivery areas, as WTI pricing and other economic indicators have risen throughout the second half of 2016.
The Metals Segment's operating results from continuing operations increased $6,103,000 to a loss of $6,987,000 for the full-year 2016 compared to an operating loss of $13,090,000 for 2015. For the fourth quarter, the Metals Segment's operating results from continuing operations increased $17,164,000 to a loss of $1,326,000 compared to a loss of $18,490,000 for 2016 compared to 2015, respectively. Current year operating results was affected by the following factors:

a)	The Metals Segment recorded a pre-tax goodwill impairment charge of $17,158,000 in the fourth quarter of 2015. See the "Comparison of 2015 to 2014 - Metals Segment" section for further explanation.

b)
$2,166,000 in net charges associated with the loss recognized on three Metal Segment properties sold as part of the sale-leaseback transaction that took place during the third quarter. This amount is net of the deferred gain amortization of $60,000 recorded in the fourth quarter 2016.

c)
Lost contribution margin due to lower volumes across all segments as continued low oil and gas prices, as well as sustained lower levels of customer spending across all industrial classes, had an unfavorable effect on sales and profits for our storage tank and carbon pipe distribution facilities, as well as our stainless steel welded pipe markets.

d)
As a result of continued low nickel prices during 2016, the Company experienced inventory margin compression of approximately $5,751,000 and $194,000 for the full-year and fourth quarter of 2016. This compares to inventory margin compression of approximately $6,872,000 and $2,012,000, respectively, for the same periods of 2015.

Selling, general and administrative expense from continuing operations increased $351,000, or three percent for the full-year 2016 when compared to 2015. This expense category was 14 percent of sales for 2016 and ten percent of sales for 2015. For the fourth quarter, selling, general and administrative expense was $3,200,000 (15 percent of sales) in 2016, an increase of $345,000 from $2,855,000 (13 percent of sales) for the same period of 2015. The changes in selling, general and administrative expense resulted from higher salaries and wages ($259,000 and $136,000 for the full-year and fourth quarter, respectively), higher sales commissions ($32,000 and $174,000 for the full-year and fourth quarter, respectively), higher allocated administrative costs ($408,000 and $102,000 for the full-year and fourth quarter, respectively) and higher amortization expense ($181,000 and $45,000 for the full-year and fourth quarter, respectively. These amounts were partially offset by lower incentive bonus expense ($403,000 and $56,000 for the full-year and fourth quarter, respectively) and lower professional fees ($129,000 and $147,000 for the full-year and fourth quarter, respectively).
Comparison of 2015 to 2014 – Metals Segment
The Metals Segment sales from continuing operations decreased 14 percent for the full-year 2015 as compared to the same period of 2014 and sales for the fourth quarter of 2015 totaled $22,420,000, a decrease of 30 percent compared to 2014 results. The following factors resulted in the decreased sales in 2015. Storage tank sales decreased 38 percent and 50 percent for the year and fourth quarter, respectively, of 2015 when compared to the same periods of 2014. The decrease in storage tank sales for the year and fourth quarter of 2015 when compared to the same periods of 2014 resulted from a decrease in demand for storage tank products due to lower oil prices in 2015 combined with a fire occurring at the facility in late April. The Company was adequately insured for the fire and the proceeds from business interruption insurance payments for May through October were recorded in the operating income section of the Consolidated Statements of Operations. The facility was 100 percent operational at the end of the third quarter of 2015.
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

	2016		2015		2014
(Amounts in thousands)	Amount	%	Amount	%	Amount	%
Net sales	$48,351	100.0%	$60,552	100.0%	$65,201	100.0%
Cost of goods sold	38,884	80.4%	50,064	82.7%	54,089	83.0%
Gross profit	9,467	19.6%	10,488	17.3%	11,112	17.0%
Selling, general and administrative expense	4,579	9.5%	4,823	8.0%	4,982	7.6%
Loss on sale-leaseback	206	0.4%	—	—%	—	—%
Operating income	$4,682	9.7%	$5,665	9.4%	$6,130	9.4%

Comparison of 2016 to 2015 – Specialty Chemicals Segment
Sales for the Specialty Chemicals Segment for the full-year 2016 were $48,351,000, a decrease of $12,201,000 or 20 percent from the full-year 2015 amount of $60,552,000. Sales for the fourth quarter of 2016 were $11,167,000, a $1,978,000 or 15 percent decrease from the same quarter of 2015. Pounds shipped during the full-year decreased 16 percent for 2016 compared to 2015. For the fourth quarter of 2016, pounds shipped decreased 13 percent. Overall selling prices decreased four percent and two percent for the full-year and fourth quarter, respectively, of 2016 compared to the same periods of 2015. Sales were affected during the full-year and fourth quarter of 2016 by:

a)
Lower sales due to in-sourcing of several products by customers who were able to absorb production due to weak demand for their other products, as well as delayed ramp-up of several new products due primarily to customer scheduling; and

b)
Lower selling prices per pound for oil based products. With the reduction in oil prices, the Specialty Chemicals Segment's raw material costs decreased, which resulted in lower passed through material value as part of the billed selling prices.

The Specialty Chemicals Segment's operating income for the full-year of 2016 decreased $983,000 or 17 percent to $4,682,000. The fourth quarter of 2016 decreased eight percent from the prior year quarter to $961,000. The decrease in operating income for the full-year and fourth quarter was directly related to the lower sales levels.
Selling, general and administrative expense decreased $244,000 or five percent in 2016 when compared to 2015. This expense category was nine percent of sales for 2016 and eight percent of sales for 2015. For the fourth quarter, selling, general and administrative expense was $1,068,000 (ten percent of sales) in 2016, an increase of $17,000 from $1,052,000 (eight percent of sales) for the same period of 2015. The changes in selling, general and administrative expense resulted from lower sales commissions in 2016 ($391,000 and $54,000 for the full-year and fourth quarter, respectively) and lower professional fees ($72,000 and $51,000 for the full-year and fourth quarter, respectively), partially or entirely offset by higher allocated administrative costs ($264,000 and $66,000 for the full-year and fourth quarter, respectively) and higher incentive based bonuses ($80,000 and $43,000 for the full-year and fourth quarter, respectively).
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
Comparison of 2016 to 2015 – Corporate
Corporate expenses increased $627,000 to $5,733,000, or four percent of sales, in 2016 up from $5,106,000, three percent of sales, in 2015. The full-year increase resulted primarily from:

•
Professional fees decreased $192,000 from the prior year resulting from additional professional services obtained in the prior year surrounding registration statement filing, goodwill impairment testing and valuation and SEC comment letter response;

•	Personnel costs were $590,000 higher as additional personnel were added during the third quarter of 2015 to strengthen the Company's corporate staff combined with normal annual rate increases;

•
Performance based bonuses increased $220,000 from the prior year. Pre-defined Adjusted EBITDA targets were not achieved in either year. However, the portion of the performance based bonus relating to personal goal achievements was higher in the current year;

•	One-time closing costs associated with the sale-leaseback transaction increased corporate expenses by $165,000 in 2016. These costs will not recur in future years; and

•	Directors' fees increased $203,000 for 2016 compared to 2015 as an additional director was added during 2016 along with increases to the annual retainer during 2016.

Acquisition costs of $106,000 for 2016 and $500,000 for 2015 resulted from costs associated with the MUSA and Specialty acquisitions. See Note 18 and Note 22.
Interest expense was $933,000 and $1,353,000 for the full-years of 2016 and 2015, respectively. The decrease in interest expense during 2016 resulted from the company using the proceeds from the September 30, 2016 sale-leaseback transaction to pay off the remaining term loan and lower the outstanding balance of the revolving line of credit.
During the third quarter of 2016, the swap contract entered into on September 3, 2013 was settled leaving only the swap contract entered into on August 12, 2012 outstanding as of December 31, 2016.
During the third quarter of 2016, the Company completed a sale-leaseback transaction whereby all of the Company's operating real estate assets were sold to a third party and are being leased back by the Company. The Company received gross sales proceeds of $22,000,000, or approximately $4,230,000 in excess of net book value of total assets sold. Pursuant to the applicable accounting standards, the Company was required to calculate the gain or loss associated with the transaction on a property by property basis. As a result, losses associated with three of the properties in this transaction, totaling $2,455,000, were charged against earnings during the third quarter. Gains associated with the remaining three properties, totaling approximately $6,685,000, were deferred and will be amortized on the straight-line method over the initial lease term of 20 years. Total incremental costs associated with the sale-leaseback transaction for 2016 is as follows:

	4th Quarter	Full-Year
Metals Segment Operating (Income) Loss	$(60,000)	$2,166,000
Specialty Chemicals Segment Operating (Income) Loss	(24,000)	206,000
Unallocated Corporate Expenses	64,000	165,000
Total incremental costs	$(20,000)	$2,537,000
Comparison of 2015 to 2014 – Corporate
Corporate expenses for 2015 were $5,106,000, or three percent of sales from continuing operations, compared to $3,241,000, or two percent of sales from continuing operations for 2014, an increase of $1,865,000, or 58 percent. The twelve month increase resulted primarily from:

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
Interest expense increased to $1,353,000 for 2015 compared to $1,092,000 for 2014. The higher interest expense in 2015 is due to a full year of borrowings on the Company's line of credit plus the additional fixed term bank debt associated with the Specialty acquisition in November 2014. Also, unallocated corporate expenses increased by $42,000 for the change in fair value of the interest rate swap contracts, compared to an increase of $426,000 for the full-year 2014.
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
Contractual Obligations and Other Commitments
As of December 31, 2016, the Company's contractual obligations and other commitments were as follows:

(Amounts in thousands)		Payment Obligations for the Year Ended
	Total	2017	2018	2019	2020	2021	Thereafter
Obligations:
Revolving credit facility	$8,804	$—	$—	$8,804	$—	$—	$—
Interest on bank debt	481	231	231	19	—	—	—
Capital lease	125	71	23	23	8	—	—
Operating leases	47,208	2,252	2,309	2,309	2,309	2,275	35,754
Deferred compensation (1)	200	21	21	21	21	17	99
Total	$56,818	$2,575	$2,584	$11,176	$2,338	$2,292	$35,853

(1)	For a description of the deferred compensation obligation, see Note 8 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.
Current Conditions and Outlook
The 2017 and 2018 years offer the potential for significant recovery for all of Synalloy’s operating businesses. The Company recently closed on the purchase of the stainless steel pipe assets of MUSA. These assets in combination with BRISMET, creates the largest domestic producer of welded stainless steel pipe in North America. The Company will spend the balance of 2017 integrating the two units and looks forward to realizing cost savings and pursuing opportunities for increased revenue. The prospect of rising commodity prices, both oil and nickel, should continue to benefit the Metals Segment businesses over the next several years. Capital spending in the downstream energy markets, along with infrastructure spending should increase demand for all of the Metals Segment's products.
The Specialty Chemicals Segment has an excellent pipeline of new product opportunities the Company expects to enhance performance as it moves into the second quarter of this year. One recent example is the Company signed a three-year contract to supply a fire retardant product used in the manufacture of telephone and computer cable and expect production to commence in June. This product will be produced at CRI Tolling.

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
Fair value of the Company's debt obligations, which approximated the recorded value, consisted of:
At December 31, 2016

•	$8,804,000 under a revolving line of credit with an availability of $30,466,000, expiring on February 28, 2019 with a variable interest rate of 2.62 percent.

•
An interest rate swap contract with a notional amount of $12,750,000 which fixes the term loan interest rate at 3.74 percent. The fair value of the interest rate swap contract was an asset to the Company of $31,000.

Item 8 Financial Statements and Supplementary Data
The Company's consolidated financial statements, related notes, report of management and report of the independent registered public accounting firm follow on subsequent pages of this report.

Consolidated Balance Sheets
As of December 31, 2016 and December 31, 2015

	2016	2015
Assets
Current assets
Cash and cash equivalents	$62,873	$391,424
Accounts receivable, less allowance for doubtful accounts of $82,000 and $247,000, respectively	18,028,946	17,946,119
Inventories, net
Raw materials	31,973,073	34,821,694
Work-in-process	9,897,857	5,096,515
Finished goods	18,928,579	23,897,426
Total inventories	60,799,509	63,815,635
Prepaid expenses and other current assets	7,272,569	2,704,958
Indemnified contingencies - see Note 13	11,339,888	238,278
Total current assets	97,503,785	85,096,414

Cash value of life insurance	—	1,500,781
Property, plant and equipment, net	27,324,092	46,294,271
Goodwill	1,354,730	1,354,730
Intangible assets, net	12,308,838	14,745,825
Deferred charges, net and other non-current assets	146,618	51,469

Total assets	$138,638,063	$149,043,490

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$16,684,508	$12,265,930
Accrued expenses	16,087,434	9,992,868
Current portion of long-term debt	—	4,533,908
Total current liabilities	32,771,942	26,792,706

Long-term debt, less unamortized debt issuance costs of $0 and $135,915, respectively	8,804,206	23,409,886
Long-term deferred gain, sale-leaseback	6,267,623	—
Deferred income taxes	1,609,492	3,016,954
Other long-term liabilities	592,245	669,650

Shareholders' equity
Common stock, par value $1 per share - authorized 24,000,000 shares; issued 10,300,000 shares	10,300,000	10,300,000
Capital in excess of par value	34,714,206	34,476,240
Retained earnings	57,936,533	65,029,474
	102,950,739	109,805,714
Less cost of common stock in treasury - 1,630,690 and 1,663,314 shares, respectively	14,358,184	14,651,420
Total shareholders' equity	88,592,555	95,154,294
Commitments and contingencies – see Note 13

Total liabilities and shareholders' equity	$138,638,063	$149,043,490

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations
Years ended December 31, 2016, December 31, 2015 and January 3, 2015

	2016	2015	2014
Net sales	$138,565,782	$175,460,438	$199,504,628

Cost of sales	121,661,303	150,141,663	166,575,146

Gross profit	16,904,479	25,318,775	32,929,482

Selling, general and administrative expense	22,672,872	21,937,988	16,529,438
Acquisition related costs	106,227	499,761	301,715
Business interruption proceeds	—	(1,246,024)	—
Goodwill impairment	—	17,158,249	—
Loss on sale-leaseback	2,371,778	—	—
Operating (loss) income	(8,246,398)	(13,031,199)	16,098,329
Other (income) and expense
Interest expense	932,572	1,352,806	1,150,940
Change in fair value of interest rate swap	12,997	41,580	425,543
Specialty and Palmer earn-out adjustments	—	(4,897,448)	(3,476,197)
Casualty insurance gain	—	(923,470)	—
Other, net	—	(134,389)	(6,744)
(Loss) income before income taxes	(9,191,967)	(8,470,278)	18,004,787
(Benefit from) provision for income taxes	(2,198,000)	1,799,000	5,386,000

Net (loss) income from continuing operations	(6,993,967)	(10,269,278)	12,618,787

Net loss from discontinued operations, net of tax	(99,334)	(1,251,058)	(7,156,524)

Net (loss) income	$(7,093,301)	$(11,520,336)	$5,462,263

Net (loss) income per common share from continuing operations:
Basic	$(0.81)	$(1.18)	$1.45
Diluted	$(0.81)	$(1.18)	$1.45

Net loss per diluted common share from discontinued operations:
Basic	$(0.01)	$(0.14)	$(0.82)
Diluted	$(0.01)	$(0.14)	$(0.82)

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Cost of Common Stock in Treasury	Total
Balance at December 28, 2013	$10,300,000	$33,657,714	$76,337,597	$(14,197,198)	$106,098,113

Net income	—	—	5,462,263	—	5,462,263
Payment of dividends, $0.30 per share	—	—	(2,632,537)	—	(2,632,537)
Issuance of 14,522 shares of common stock from the treasury	—	(8,341)	—	127,881	119,540
Stock options exercised for 7,980 shares, net	—	40,844	—	1,173	42,017
Employee stock option and grant compensation	—	364,157	—	—	364,157
Balance at January 3, 2015	10,300,000	34,054,374	79,167,323	(14,068,144)	109,453,553

Net loss	—	—	(11,520,336)	—	(11,520,336)
Payment of dividends, $0.30 per share	—	—	(2,617,513)	—	(2,617,513)
Issuance of 26,118 shares of common stock from the treasury	—	(102,237)	—	231,290	129,053
Stock options exercised for 666 shares, net	—	2,408	—	5,894	8,302
Employee stock option and grant compensation	—	521,695	—	—	521,695
Purchase of 100,400 shares of common stock	—	—	—	(820,460)	(820,460)
Balance at December 31, 2015	10,300,000	34,476,240	65,029,474	(14,651,420)	95,154,294

Net loss	—	—	(7,093,301)	—	(7,093,301)
Dividend on stock grant forfeiture	—	—	360	—	360
Issuance of 62,124 shares of common stock from the treasury	—	(221,507)	—	547,125	325,618
Employee stock option and grant compensation	—	459,473	—	—	459,473
Purchase of 29,500 shares of common stock	—	—	—	(253,889)	(253,889)
Balance at December 31, 2016	$10,300,000	$34,714,206	$57,936,533	$(14,358,184)	$88,592,555

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Years ended December 31, 2016, December 31, 2015 and January 3, 2015

	2016	2015	2014
Operating activities
Net (loss) income	$(7,093,301)	$(11,520,336)	$5,462,263
Income from discontinued operations, net of tax	99,334	1,251,058	7,156,524
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation expense	4,235,203	4,356,911	3,724,757
Amortization expense	2,459,787	2,277,480	1,407,149
Non-cash interest expense on debt issuance costs	72,290	120,521	59,246
Goodwill impairment	—	17,158,249	—
Deferred income taxes	(1,407,462)	150,462	796,916
Earn-out adjustments	—	(4,897,448)	(3,476,197)
(Reduction of) provision for losses on accounts receivable	(45,151)	60,855	72,100
Provision for losses on inventories	983,505	2,003,885	2,548,196
Loss (gain) on sale of property, plant and equipment	2,294,917	(18,277)	26,800
Amortization of gain on sale-leaseback	(83,569)	—	—
Deferred rent adjustment on sale-leaseback	101,633	—	—
Casualty insurance gain	—	(923,470)	—
Change in cash value of life insurance	1,502	(82,504)	(39,093)
Change in fair value of interest rate swap	(277,430)	41,581	425,543
Change in environmental reserves	140,520	(25,000)	(50,000)
Issuance of treasury stock for director fees	330,000	118,762	110,501
Employee stock option and grant compensation	459,473	521,695	364,157
Dividend on stock grant forfeiture	360	—	—
Changes in operating assets and liabilities:
Accounts receivable	(37,676)	11,380,941	3,448,709
Inventories	2,032,621	4,173,337	(3,298,982)
Other assets and liabilities	(11,531,707)	(718,787)	(1,164,297)
Accounts payable	4,418,578	(9,122,368)	7,820,957
Accrued expenses	9,441,925	(2,034,303)	3,995,534
Accrued income taxes	(1,294,557)	3,038,362	(1,287,007)
Net cash provided by continuing operating activities	5,300,795	17,311,606	28,103,776
Net cash (used in) provided by discontinued operating activities	(3,843,137)	(849,974)	785,249
Net cash provided by operating activities	1,457,658	16,461,632	28,889,025
Investing activities
Purchases of property, plant and equipment	(3,044,411)	(10,905,230)	(8,065,992)
Proceeds from sale of property, plant and equipment	22,215,362	21,500	8,000
MUSA escrow deposit	(3,000,000)	—	—
Acquisition of Specialty	—	—	(31,490,433)
Cash received from Specialty acquisition	—	—	12,960
Proceeds from casualty insurance	—	1,219,048	—
Proceeds from life insurance policies	1,502,283	720,518	—
Net cash provided by (used in) continuing investing activities	17,673,234	(8,944,164)	(39,535,465)
Net cash provided by discontinued investing activities	—	—	3,139,106
Net cash provided by (used in) investing activities	17,673,234	(8,944,164)	(36,396,359)
Financing activities
Net borrowings from line of credit	6,928,640	990,929	884,637
Borrowings from long-term debt	—	—	10,000,000
Payments on long-term debt	(26,068,228)	(4,700,570)	(2,533,903)
Payments on capital lease obligation	(65,966)	(13,355)	—
Proceeds from exercised stock options	—	8,302	42,017
Dividends paid	—	(2,617,513)	(2,632,537)
Purchase of common stock	(253,889)	(820,460)	—
Net cash (used in) provided by financing activities	(19,459,443)	(7,152,667)	5,760,214
(Decrease) increase in cash and cash equivalents	(328,551)	364,801	(1,747,120)
Cash and cash equivalents at beginning of year	391,424	26,623	1,773,743
Cash and cash equivalents at end of year	$62,873	$391,424	$26,623

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 Summary of Significant Accounting Policies
Description of Business
Synalloy Corporation (the "Company"), a Delaware corporation, was incorporated in 1958 as the successor to a chemical manufacturing business founded in 1945. Its charter is perpetual. The name was changed on July 31, 1967 from Blackman Uhler Industries, Inc. On June 3, 1988, the state of incorporation was changed from South Carolina to Delaware. The Company's executive offices are located at 4510 Cox Road, Suite 201, Richmond, Virginia 23060.
The Company's business is divided into two reportable operating segments, the Metals Segment and the Specialty Chemicals Segment. The Metals Segment currently operates as three reportable units including Bristol Metals, LLC ("BRISMET"), Palmer of Texas Tanks, Inc. ("Palmer") and Specialty Pipe & Tube, Inc. ("Specialty"). Two other operations, Bristol Fab and Ram-Fab, were sold or closed during 2014; see Note 19. BRISMET manufactures pipe, Palmer manufactures liquid storage solutions and separation equipment and Specialty is a master distributor of seamless carbon pipe and tube. The Specialty Chemicals Segment operates as one reportable unit and is comprised of Manufacturers Chemicals, LLC ("MC") and CRI Tolling, LLC ("CRI Tolling") and produces specialty chemicals.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. The Metals Segment is comprised of three subsidiaries: Synalloy Metals, Inc. which owns 100 percent of BRISMET, located in Bristol, Tennessee; Palmer, located in Andrews, Texas and Specialty, located in Mineral Ridge, Ohio and Houston, Texas. The Specialty Chemicals Segment consists of two subsidiaries: Manufacturers Soap and Chemical Company which owns 100 percent of MC, located in Cleveland, Tennessee and CRI Tolling, located in Fountain Inn, South Carolina. All significant intercompany transactions have been eliminated.
Accounting Period
On December 31, 2015, the Company elected to change its fiscal year from a 52-53 week year ending the Saturday nearest to December 31 to a calendar year ending December 31 effective with fiscal year 2015. The Company made this change prospectively and did not adjust operating results for prior periods. Fiscal year 2016 and 2015 ended on December 31, 2016 and December 31, 2015, respectively, having 52 weeks. Fiscal year 2014 ended on January 3, 2015 having 53 weeks.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash balances at financial institutions with strong credit ratings.
Accounts Receivable
Accounts receivable from the sale of products are recorded at net realizable value and the Company generally grants credit to customers on an unsecured basis. Substantially all of the Company's accounts receivable are due from companies located throughout the United States. The Company provides an allowance for doubtful collections for projected uncollectable amounts. The allowance is based upon a review of outstanding receivables, historical collection information and existing economic conditions. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables are generally due within 30 to 60 days. Delinquent receivables are written off based on individual credit evaluations and specific circumstances of the customer.
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined by either specific identification or weighted average methods.
Inventory cost is adjusted when its net realizable value is estimated to be below estimated selling price. At the end of each quarter, all facilities review recent sales reports to identify sales price trends that would indicate products or product lines that are being sold below cost. This would indicate that an adjustment would be required. Adjustments were required by our Metals Segment for the years ended December 31, 2016 and December 31, 2015, mainly due to decreases in nickel prices. Stainless steel, both in its raw material (coil or plate) or finished goods (pipe) state is purchased / sold using a base price plus an additional surcharge which is dependent on current nickel prices. As raw materials are purchased, it is priced to the Company based upon the surcharge at that date. When the finished pipe is ultimately sold to the customer approximately five months later, the then-current nickel surcharge is used to determine the proper selling prices. An adjustment is recorded when the Company's inventory cost, based upon a historical nickel price, is greater than the current selling price of that product due to a reduction in the nickel surcharge. A $43,000 and $1,237,000 adjustment was required at December 31, 2016 and December 31, 2015, respectively, for reductions in nickel surcharge. At December 31, 2016, an adjustment of $93,000 was required by our storage tank facility as lower demand for oil and gas products caused selling prices to fall below inventory cost for certain tanks. No reserve was required at our storage tank facility at December 31, 2015.
The Company establishes inventory reserves for:

•
Estimated obsolete or unmarketable inventory. As of December 31, 2016 and December 31, 2015, the Company identified inventory items with no sales activity for finished goods or no usage for raw materials for a certain period of time. For those inventory items that are not currently being marketed and unable to be sold, a reserve was established for 100 percent of the inventory cost less any estimated scrap proceeds. The Company reserved $697,000 and $658,000 at December 31, 2016 and December 31, 2015, respectively.

•
Estimated quantity losses. The Company performs an annual physical count of inventory during the fourth quarter each year. For those facilities that complete their physical inventory counts before the end of December, a reserve is established for the potential quantity losses that could occur subsequent to their physical inventory. This reserve is based upon the most recent physical inventory results. At December 31, 2016 and December 31, 2015, the Company had $269,000 and $24,000, respectively, reserved for physical inventory quantity losses.

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
Business Combinations
Acquisitions are accounted for using the acquisition method of accounting for business combinations in accordance with Generally Accepted Accounting Principles ("GAAP"). Under this method, the total consideration transferred to consummate the acquisition is allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the closing date of the acquisition. The acquisition method of accounting requires extensive use of estimates and judgments to allocate the consideration transferred to the identifiable tangible and intangible assets acquired, if any, and liabilities assumed.
Goodwill, Intangible Assets and Deferred Charges
Goodwill, arising from the excess of purchase price over fair value of net assets of businesses acquired, is not amortized but is reviewed annually, at the reporting unit level, in the fourth quarter for impairment and whenever events or circumstances indicate that the carrying value may not be recoverable.
The Company evaluates goodwill for impairment by performing a qualitative evaluation and a two-step quantitative test, if required, which involves comparing the estimated fair value, based on a discounted cash flow model, of the associated reporting unit to its carrying value, including goodwill. The Company performed the step zero qualitative test during the fourth quarter of 2016 which resulted in no goodwill impairment for the year ended December 31, 2016. For the fourth quarter of 2015 the Company performed the two-step quantitative test and recorded an impairment charge of approximately $17,158,000 for the year ended December 31, 2015. See Note 4 for further details on the Company's evaluation of goodwill impairment.
Intangible assets represent the fair value of intellectual, non-physical assets resulting from business acquisitions. Deferred charges represent other intangible assets and debt issuance costs for the year ended December 31, 2016 as the Company had no term debt outstanding. For the year ended December 31, 2015, unamortized debt issuance costs are included in long term debt. Intangible assets are amortized over their estimated useful lives using either an accelerated or straight-line method. Debt issuance costs are amortized on a weighted average basis utilizing the outstanding balance for each debt facility. Other deferred charges are amortized over their estimated useful lives using the straight-line method. Deferred charges are amortized over a period ranging from three to ten years and intangible assets are amortized over a period ranging from eight to 15 years. The weighted average amortization period for the customer relationships is approximately twelve years. Deferred charges and intangible assets totaled $20,708,000 and $20,572,000 at December 31, 2016 and December 31, 2015, respectively. Accumulated amortization of deferred charges and intangible assets as of December 31, 2016 and December 31, 2015 totaled $8,253,000 and $5,775,000, respectively. Estimated amortization expense for the next five fiscal years based on existing deferred charges and intangible assets is: 2017 - $2,393,000, 2018 - $2,228,000, 2019 - $2,056,000; 2020 - $1,897,000; 2021 - $1,807,000; and thereafter - $2,074,000. The Company recorded amortization expense of $2,460,000, $2,277,000 and $1,407,000 for 2016, 2015 and 2014, respectively.
Revenue Recognition
Revenue from product sales is recognized at the time ownership of goods transfers to the customer and the earnings process is complete, which is typically on the date the inventory is shipped to the customer.
Shipping Costs
Shipping costs of approximately $4,488,000, $5,155,000 and $5,705,000 in 2016, 2015 and 2014, respectively, are recorded in cost of goods sold.
Research and Development Expenses
The Company incurred research and development expense of approximately $603,000, $548,000 and $531,000 in 2016, 2015 and 2014, respectively.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing accounts and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.
Additionally, the Company maintains reserves for uncertain tax provisions in accordance with Accounting Standards Codification ("ASC") 740. See Note 10 for more information.
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits and trade accounts receivable.
Recent accounting pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)", which changes the criteria for recognizing revenue. The standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard requires a five-step process for recognizing revenue including identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies a performance obligation. Two transition methods are available for implementing the requirements of ASU 2014-09: retrospectively for each prior reporting period presented or retrospectively with the cumulative effect of initial application recognized at the date of initial application. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations," to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," to clarify guidance for identifying performance obligations and licensing implementation. In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," to clarify and improve the guidance for certain aspects of Topic 606. ASU 2015-14, "Deferral of the Effective Date," defers the required implementation date of ASU 2014-09 for public business entities from annual reporting periods beginning after December 15, 2016 to annual reporting periods beginning after December 15, 2017. The company plans to adopt the new guidance in the first quarter of 2018 and is currently assessing when and which method it will choose for adoption, and is evaluating the impact of the adoption on its consolidated results of operations and financial position.
In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis," which modifies the consolidation model for reporting organizations under both the variable interest model and the voting interest model. The ASU is generally expected to reduce the number of situations where consolidation was required; however, in certain circumstances, the ASU may result in companies consolidating entities previously unconsolidated. The ASU requires all legal entities to re-evaluate previous consolidation conclusions under the revised model and is effective for periods beginning after December 15, 2015. Effective January 1, 2016, the Company adopted the provisions of this ASU. There was no effect on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," which changes the presentation of debt issuance costs. This ASU requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Previously, capitalized debt issuance costs were presented as an asset on the consolidated balance sheets. ASU 2015-03 was effective for fiscal years beginning after December 15, 2015. In June 2015, the FASB issued 2015-15, "Interest - Imputation of Interest," to address the presentation of debt issuance costs related to line of credit arrangements to be presented as an asset and amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. Effective January 1, 2016, the Company adopted the provisions of ASU 2015-03 and ASU 2015-15 and there was no material effect on the Company's consolidated financial statements. As a result of implementation, the Company reclassified unamortized debt issuance costs from "Deferred charges, net and other non-current assets" to "Long-term debt, less unamortized debt issuance costs" on the consolidated balance sheet as of December 31, 2015. At December 31, 2016, as the Company had no term debt outstanding, the debt issuance costs for the current revolving line of credit are presented as "Deferred charges, net and other non-current assets" on the consolidated balance sheet. Also, amortization expense originally recorded as "Selling, general and administrative expenses" related to debt acquisition costs for the twelve-month periods ending December 31, 2016, 2015 and 2014 was reclassified as "Interest expense" on the consolidated statements of operations.
In July 2015, the FASB issued 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," which reduces the cost and complexity of accounting for inventory. This ASU requires an entity measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. ASU 2015-11 is effective for periods beginning after December 15, 2016. The Company elected to early adopt the provisions of this ASU in the quarterly period ending September 30, 2016. The implementation of this ASU did not have a material effect on the Company's consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” to increase the transparency and comparability of lease recognition and disclosure. The update requires lessees to recognize lease contracts with a term greater than one year on the balance sheet, while recognizing expenses on the income statement in a manner similar to current guidance. For lessors, the update makes targeted changes to the classification criteria and the lessor accounting model to align the guidance with the new lessee model and revenue guidance. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and must be applied using the modified retrospective approach. Early adoption is permitted. While the Company expects ASU 2016-02 to add material right-of-use assets and lease liabilities to the consolidated balance sheets, it is evaluating other effects that the new standard will have on the consolidated financial statements.
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
Reclassifications
Customer rebates payable of $158,000 were reclassified from accounts receivable to accrued expenses on the accompanying consolidated balance sheet for the period ended December 31, 2015. This reclassification had no material effect on previously reported financial position, results of operations or shareholders' equity.

Note 2 Fair Value of Financial Instruments
The Company's financial instruments include cash and cash equivalents, cash value of life insurance, accounts receivable, derivative instruments, accounts payable, earn-out liabilities and debt instruments. For short-term instruments, other than those required to be reported at fair value on a recurring basis and for which additional disclosures are included below, management concluded the historical carrying value is a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization. Therefore, as of December 31, 2016 and December 31, 2015, the carrying amount for cash and cash equivalents, accounts receivable, accounts payable and borrowings under the Company's line of credit, which are based on variable interest rates, approximates their fair value. The carrying amount for cash value of life insurance and long-term debt at December 31, 2015 approximated their fair values.
The Company has two Level 2 financial assets and liabilities. The fair value of the interest rate swap contract entered into on August 21, 2012 was an asset of $31,000 and a liability of $40,000 at December 31, 2016 and December 31, 2015, respectively. During the third quarter of 2016, the swap contract entered into on September 3, 2013 was settled and as result had no value at December 31, 2016. The fair value of this interest rate swap contract was a liability of $206,000 at December 31, 2015. The interest rate swaps were priced using discounted cash flow techniques which are corroborated by using non-binding market prices. Changes in the swaps' fair value were recorded in current assets or liabilities, as appropriate, with corresponding offsetting entries to other income (expense). Significant inputs to the discounted cash flow model include projected future cash flows based on projected one-month LIBOR and the average margin for companies with similar credit ratings and similar maturities. These are classified as Level 2 as they are not actively traded and are valued using pricing models that use observable market inputs. See Note 17 for further discussion of interest rate swaps.
The earn-out liability payments resulting from the acquisitions of Palmer and Specialty are classified as Level 3. The amount of the total earn-out liability to the prior owners of Palmer was determined using management's best estimate of Palmer's EBITDA for the three-year earn-out period which would determine the amount of the ultimate payment to be made. The amount of the total earn-out liability due to the prior owner of Specialty was determined using management's best estimate of Specialty's revenues for the two-year earn-out period which determined the amount of the ultimate payment to be made. Factors such as volume increases, selling price increases and inflation were used to develop a base projection. The Company believed additional costs would be required at Palmer to improve employee turnover, safety, internal controls, etc. These estimated costs were deducted in order to determine projected Palmer's EBITDA. The Company's cost of borrowing at that time was used to determine the present value of these expected payments. Each quarter-end, the Company re-evaluated its assumptions and adjustments to the estimated present value of the expected payments to be made, if required.
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

During the three months ended April 4, 2015, the Company reviewed the Palmer earn-out reserve for the third year payment and determined the EBITDA minimum threshold of $5,825,000 would not be attained. As a result, the remaining earn-out liability to the former shareholders of Palmer was reduced to zero and a gain of approximately $2,483,000 was recognized during the first quarter of 2015. The earn-out period expired August 21, 2015 and no earn-out payments were made for the third year.

During the second quarter 2015, the Company adjusted the preliminary estimate of the earn-out liability to the former owner of Specialty by approximately $2,419,000. Based on the heavy dependence on the energy sector by Specialty's Houston location and as a result of continued evaluation by the Company, the preliminary estimate was revised and goodwill was adjusted accordingly for the final estimate.

During the third quarter 2015, the Company completed its revenue projections during its 2016 planning processes. As a result, the Company determined the fair value of the earn-out liability was zero and reduced the remaining earn-out liability by recognizing a gain of approximately $2,414,000 during the third quarter 2015 and remained at zero for the period December 31, 2015. There were no changes in the estimated fair value of Specialty's earn-out liability during 2016. The earn-out period expired on November 22, 2016 with no earn-out payment made to the previous owners of Specialty.

The following table presents a summary of changes in fair value of the Company's Level 3 liabilities measured on a recurring basis for 2015:

Level 3 Inputs
Balance at January 3, 2015	$7,256,387
Interest expense charged during the year	60,096
Reduction due to the finalization of Specialty's beginning balance sheet	(2,419,035)
Change in the fair value of Specialty's earn-out liability	(2,414,115)
Change in the fair value of Palmer's earn-out liability	(2,483,333)
Balance at December 31, 2015	$—
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 in the years ended December 31, 2016 or December 31, 2015. There have also been no changes in the fair value methodologies used by the Company during the years ended December 31, 2016 or December 31, 2015.

Note 3 Property, Plant and Equipment
Property, plant and equipment consist of the following:

	2016	2015
Land (1)	$62,916	$1,819,736
Land improvements(1)	120,915	852,976
Buildings (1)	641,526	24,631,349
Machinery, fixtures and equipment	66,099,880	61,928,770
Machinery and equipment under capital lease	199,767	107,287
Construction-in-progress	5,418,397	7,158,098
	72,543,401	96,498,216
Less accumulated depreciation	45,219,309	50,203,945
Property, plant and equipment, net	$27,324,092	$46,294,271

(1) On September 30, 2016, the Company completed the sale of substantially all of its real estate properties (land, land improvements and buildings) to Store Funding. Concurrently, the Company leased back all real properties sold to Store Funding (see Note 12).
The Company recorded depreciation expense from continuing operations of $4,235,000, $4,357,000, and $3,725,000 for 2016, 2015 and 2014, respectively. Accumulated depreciation includes $25,300 and $5,400 at December 31, 2016 and December 31, 2015, respectively, for assets acquired under capital leases.

Note 4 Goodwill
There were no changes in the carrying amount of goodwill for the year ended December 31, 2016. The changes in the carrying amount of goodwill by segment for the year ended December 31, 2015 was as follows:

	Specialty Chemicals Segment	Metals Segment	Total
Balance at January 3, 2015	$1,354,730	$21,895,471	$23,250,201
Specialty inventory adjustment	—	(2,318,187)	(2,318,187)
Reduction due to the finalization of Specialty's beginning balance sheet	—	(2,419,035)	(2,419,035)
Impairment charge	—	(17,158,249)	(17,158,249)
Balance at December 31, 2015	$1,354,730	$—	$1,354,730
Balance at December 31, 2016	$1,354,730	$—	$1,354,730

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
Goodwill is tested for impairment at the reporting unit level annually in the fourth quarter and whenever events or circumstances indicate the carrying value may not be recoverable. The evaluation of goodwill impairment involves using either a qualitative or quantitative approach as outlined in ASC Topic 350. The Company completed its annual goodwill impairment evaluation using the step zero qualitative approach during the fourth quarter of 2016 and the two-step quantitative analysis during the fourth quarter of 2015.
For the year ended December 31, 2016, the goodwill impairment test resulted in no goodwill impairment of the remaining goodwill of $1,355,000 recognized on the consolidated balance sheet for the Specialty Chemicals Segment
In the first step of the analysis, for the period ended December 31, 2015, the Company compared the estimated value of each reporting unit to its carrying value, including goodwill. The fair value of the reporting units was determined based on discounted cash flow methodologies. The fair value of all reporting units exceeded the carrying value. However, the Company noted substantial compression of the Company's stock price during 2015 resulting in a significant gap between the market capitalization of the Company, which has been increased by an estimated control premium of 35 percent, compared to the fair value of the Company determined using the discounted cash flow methodologies mentioned previously. As a result, invested equity, which is market capitalization plus interest rate debt, was allocated to each reporting unit and compared to the respective net assets. This step indicated sufficient cushion ($26,573,000) in the Specialty Chemicals Segment to support the recorded goodwill but indicated potential impairment of the goodwill recorded for the Metals Segment. Therefore, the second step of the analysis was performed where the implied fair value of goodwill was determined for the Specialty and Palmer reporting units. BRISMET was not included in the Step 2 analysis since it does not have any goodwill. The implied fair value of goodwill represents the excess of fair value of the reporting unit over the fair value amounts assigned to all of the tangible and intangible assets of the reporting unit as if it were to be acquired in a business combination. Any amount remaining after this allocation represents the implied fair value of goodwill. The implied fair value of the respective reporting units' goodwill was then compared to the carrying value of the goodwill and any excess of carrying value over the implied fair value represents the non-cash impairment charge. The results of the second step analysis showed that the implied fair value of goodwill was zero for the Palmer and Specialty reporting units. Therefore, in 2015, the Company recorded a goodwill impairment charge of $17,158,000 for the Palmer and Specialty operations. As a result of the goodwill impairment charge, there is no goodwill remaining within the Metals Segment, and goodwill remaining on the consolidated balance sheet at December 31, 2015 is $1,355,000 for the Specialty Chemicals Segment.
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

Note 5 Long-term Debt

	2016	2015
$45,000,000 Revolving line of credit, due February 28, 2019	$8,804,206	$—
$40,000,000 Revolving line of credit due November 21, 2017	—	1,875,566
$10,000,000 Term loan, due November 21, 2019	—	7,833,333
$22,500,000 Term loan, due August 21, 2022	—	15,000,000
$4,033,250 Mortgage, due August 19, 2023	—	3,370,810
	8,804,206	28,079,709
Less current portion	—	4,533,908
Less unamortized debt issuance costs	—	135,915
Long-term debt, less current portion	$8,804,206	$23,409,886
In connection with the Palmer acquisition on August 21, 2012, the Company amended its Credit Agreement with a regional bank for an additional ten-year term loan (the "Palmer note") in the amount of $22,500,000 that required equal monthly payments of $187,500 plus interest. In conjunction with this term loan, to mitigate the variability of the interest rate risk, the Company entered into an interest rate swap contract (the "Palmer swap") on August 21, 2012 with its current bank; see Note 17. On August 31, 2016, the Palmer note was refinanced and consolidated into the new credit facility in the form of an asset-based revolving line of credit (the "Line") as part of the amendment to the Credit Agreement discussed below.
In connection with the acquisition of CRI, on August 9, 2013 the Company amended its Credit Agreement for an additional ten-year mortgage (the "CRI note") in the amount of $4,033,250, with monthly principal payments customized to account for the 20-year amortization of the real estate assets combined with a 5-year amortization of the equipment assets purchased. In conjunction with this term loan, to mitigate the variability of interest rate risk, the Company entered into an interest rate swap contract (the "CRI swap") on September 3, 2013; see Note 17. On September 30, 2016, the Company paid the remaining balance of the CRI note and settled the CRI swap with its bank in conjunction with the sale leaseback transaction; see Note 12.
In connection with the Specialty acquisition discussed in Note 18, on November 21, 2014, the Company modified its Credit Agreement to increase the limit of the current revolving line of credit by $15,000,000 to a maximum of $40,000,000, and extended the maturity date to November 21, 2017. The Total Funded Debt to EBITDA ratio (as defined in the Credit Agreement), tangible net worth floor (as defined in the Credit Agreement), and Total Liabilities to Tangible Net Worth ratio (as defined in the Credit Agreement) were changed as a result of this modification. None of the other provisions of the Credit Agreement were changed as a result of this modification. Interest on the Credit Agreement is calculated using the One Month LIBOR (as defined in the Credit Agreement), plus a pre-defined spread, based on the Company's Total Funded Debt to EBITDA ratio (as defined in the Credit Agreement).
The Credit Agreement modification on November 21, 2014, also provided for a five-year term loan (the "Specialty note"), expiring November 21, 2019, in the amount of $10,000,000 that required equal monthly payments of $166,667, plus interest, calculated using the One Month LIBOR (as defined in the Credit Agreement), plus a pre-defined spread, based on the Company's Total Funded Debt to EBITDA ratio (as defined in the Credit Agreement). On August 31, 2016, the balance of this note was refinanced and consolidated into the Line as part of the amendment to the Credit Agreement discussed below.
On August 31, 2016, the Company amended its Credit Agreement with its bank to create a new credit facility in the form of an asset-based revolving line of credit in the amount of $45,000,000. The Line was used to refinance and consolidate the existing line of credit, the Palmer note, and the Specialty note. The maturity date of the Line is February 28, 2019. Interest on the Line is calculated using the One Month LIBOR Rate (as defined in the Credit Agreement), plus a pre-defined spread. Borrowings under the Line are limited to an amount equal to a Borrowing Base calculation (as defined in the Credit Agreement) that includes eligible accounts receivable and inventory. The Company evaluated this transaction in accordance with ASC 470-50-40-10 and ASC 470-50-40-21 and determined the restructuring should be accounted for as a debt modification. The Company incurred lender and third party costs associated with the debt restructuring that were capitalized on the balance sheet while certain other third party costs were expensed.
Pursuant to the Credit Agreement, the Company was required to pledge all of its tangible and intangible properties, including the stock and membership interests of its subsidiaries. In the Credit Agreement, the Company's bank agreed to release its liens on the real estate properties covered by the Purchase and Sale Agreement ("PSA"), as described in Note 12. Covenants under the Credit Agreement include maintaining a minimum fixed charge coverage ratio and a limitation on the Company’s maximum amount of capital expenditures per year, which is in line with currently projected needs. At December 31, 2016, the Company was in compliance with all debt covenants.

The line of credit interest rates were 2.62 percent, 2.00 percent, and 1.77 percent at December 31, 2016, December 31, 2015, and January 3, 2015, respectively. Additionally, the Company is required to pay a fee equal to 0.125 percent on the average daily unused amount of the line of credit on a quarterly basis. As of December 31, 2016, the amount available for borrowing under the line of credit was $30,466,000 of which $8,804,000 was borrowed, leaving $21,662,000 of availability. Average line of credit borrowings outstanding during fiscal 2016, 2015 and 2014 were $6,830,000, $6,446,000 and $2,735,000 with weighted average interest rates of 2.88 percent, 2.48 percent and 1.35 percent, respectively.
The Company made interest payments on all credit facilities of $826,000 in 2016, $1,149,000 in 2015 and $930,000 in 2014.

Note 6 Accrued Expenses
Accrued expenses consist of the following:

	2016	2015
Indemnified legal judgment (See Note 13)	$11,000,000	$—
Salaries, wages and commissions	2,133,814	1,941,547
Facility closing reserves	—	3,000,000
Taxes, other than income taxes	479,870	744,880
Current portion of pension liability from the closure of Bristol Fab	—	643,802
Advances from customers	571,738	637,597
Insurance	209,000	629,625
Professional fees	40,073	531,694
EPA liability	—	368,690
Warranty reserve	180,000	254,516
Interest rate swap liability	—	246,145
Benefit plans	159,253	181,694
Customer rebate liability	157,445	157,988
Current portion, environmental reserves	184,887	101,000
Current portion, deferred gain sale-leaseback	334,273	—
Other accrued items	637,081	553,690
Total accrued expenses	$16,087,434	$9,992,868

Note 7 Environmental Compliance Costs
At December 31, 2016 and December 31, 2015, the Company had accrued $590,000 and $551,000, respectively, for remediation costs which, in management's best estimate, is sufficient to satisfy anticipated costs of known remediation requirements as outlined below. Expenditures related to costs currently accrued are not discounted to their present values and are expected to be made over the next three to four years. As a result of the evolving nature of the environmental regulations, the difficulty in estimating the extent and remedy of environmental contamination and the availability and application of technology, the estimated costs for future environmental compliance and remediation are subject to uncertainties and it is not possible to predict the amount or timing of future costs of environmental matters which may subsequently be determined.
Prior to 1987, the Company utilized certain products at its chemical facilities that are currently classified as hazardous materials. Testing of the groundwater in the areas of the former wastewater treatment impoundments at these facilities disclosed the presence of certain contaminants. In addition, several solid waste management units ("SWMUs") at the plant sites have been identified. During 2014, at the former Augusta, GA plant site, the Georgia Department of Natural Resources, Environmental Protection Division ("EPD") closed the surface impoundment regulated unit since the Company met post-closure clean-up goals and the Company renewed the Corrective Action Permit, which includes a site-wide corrective action plan, long-term monitoring and institutional controls. The Company has accrued $515,000 and $476,000 at December 31, 2016 and December 31, 2015, respectively, for estimated future remedial and cleanup costs. As part of the Asset Purchase Agreement for the sale of the former Spartanburg facility, the purchaser also agreed to pay for all future annual monitoring and reporting costs at the Augusta facility required by the EPD.

The Company has identified and evaluated two SWMUs at its plant in Bristol, Tennessee that revealed residual groundwater contamination. An Interim Corrective Measures Plan to address the final area of contamination identified was submitted for regulatory approval and was approved in March 2005. The Company has $75,000 accrued at December 31, 2016 and December 31, 2015, to provide for estimated future remedial and cleanup costs.
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

Note 8 Deferred Compensation
The Company has deferred compensation agreements with certain former officers providing for payments for the longer of ten years or life from age 65. The present value of such vested future payments, $171,000 at December 31, 2016 and $182,000 at December 31, 2015, has been accrued.

Note 9 Stock Options, Stock Grants and New Stock Issues
A summary of activity in the Company's stock option plans is as follows:

	Weighted Average Exercise Price	Options Outstanding	Weighted Average Contractual Term (in years)	Intrinsic Value of Options	Options Available
At December 28, 2013	$11.95	162,736	7.5	$582,894	181,017
Granted February 20, 2014	$14.76	13,790			(13,790)
Exercised	$11.23	(17,074)		$91,772
Expired	$13.70	(2,157)			2,157
At January 3, 2015	$12.25	157,295	6.9	$852,810	169,384
Granted February 10, 2015	$16.01	32,532			(32,532)
Exercised	$12.47	(666)		$1,511
Expired	$14.08	(15,176)			15,176
At December 31, 2015	$12.79	173,985	6.4	$—	152,028
Exercised	$—	—		$—
Expired	$16.01	(937)			937
At December 31, 2016	$12.77	173,048	5.4	$—	152,965
Exercisable options	$12.12	129,762	4.8	$—

Options expected to vest:				Grant Date Fair Value
At January 3, 2015	$12.54	100,508	7.2	$6.76
Granted February 10, 2015	$16.01	32,532		$6.39
Vested	$12.16	(35,794)		$7.01
Forfeited unvested options	$14.23	(11,286)
At December 31, 2015	$13.76	85,960	7.3	$6.57
Vested	$12.71	(41,737)		$6.91
Forfeited unvested options	$16.01	(937)
At December 31, 2016	$14.72	43,286	7.1	$6.24
The following table summarizes information about stock options outstanding at December 31, 2016:

Range of Exercise Prices	Outstanding Stock Options			Exercisable Stock Options
	Shares	Weighted Average		Shares	Weighted Average Exercise Price
		Exercise Price	Remaining Contractual Life in Years
$11.55	82,342	$11.55	4.06	82,342	$11.55
$11.35	25,076	$11.35	5.10	19,879	$11.35
$13.70	27,801	$13.70	6.10	17,141	$13.70
$14.76	9,260	$14.76	7.14	3,704	$14.76
$16.01	28,569	$16.01	8.11	6,696	$16.01
	173,048			129,762
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
No options were exercised by employees or directors in 2016. In 2015 and 2014, options for 666 and 17,074 shares were exercised by employees and directors for an aggregate exercise price of $8,000 and $192,000, respectively. The proceeds were generated from cash received of $8,000 in 2015 and from cash received of $42,000 and repurchase of 9,094 shares from employees and directors totaling $150,000 in 2014. At the 2016, 2015 and 2014 respective year ends, options to purchase 129,762, 88,025 and 56,787 shares with weighted average exercise prices of $12.12, $11.85 and $11.73, respectively, were fully exercisable. Compensation cost charged against income before taxes for the options was approximately $135,000 for 2016, $278,000 for 2015 and $261,000 for 2014. As of December 31, 2016, there was $173,000 of unrecognized compensation cost related to unvested stock options granted under the Company's stock option plans. The weighted average period over which the stock option compensation cost is expected to be recognized is 2.50 years.
The Compensation & Long-Term Incentive Committee ("Compensation Committee") of the Board of Directors of the Company approves stock grants under the Company's 2005 Stock Awards Plan to certain management employees of the Company. The stock grants will vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant. In order for the grants to vest, the employee must be in the continuous employment of the Company since the date of the grant. Any portion of the grant that has not vested will be forfeited upon termination of employment. Shares representing grants that have not yet vested will be held in escrow by the Company. An employee will not be entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable. On October 16, 2014, 31,080 shares, with a market price of $15.69 per share, were granted under the Plan to the chief executive officer of the Company. On November 21, 2014, as a result of the acquisition of Specialty, 23,665 shares, at a market price of $15.85 per share, were granted under the Plan to certain management employees of Specialty. On January 5, 2015, 3,000 shares, with a market price of $17.95 per share, were granted under the Plan to external consultants of the Company. The Company's 2005 Stock Awards Plan expired on February 3, 2015 at which time no further grants could be awarded. There are outstanding awards under this plan that will vest over the next three years.
The 2015 Stock Awards Plan was approved by the Compensation Committee of the Board of Directors of the Company and authorizes the issuance of up to 250,000 shares which can be awarded for a period of ten years from the effective date of the plan. The stock awards vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant from shares held in treasury with the Company. In order for the awards to vest, the employee must be in the continuous employment of the Company since the date of the award. Any portion of an award that has not vested is forfeited upon termination of employment. The Company may terminate any portion of the award that has not vested upon an employee's failure to comply with all conditions of the award or the 2015 Stock Awards Plan. An employee is not entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable.
On February 19, 2016, the Compensation Committee of the Company's Board of Directors approved stock grants under the Company's 2015 Stock Awards Plan to certain management employees of the Company where 50,062 shares with a market price of $7.51 per share were granted under the Plan. On May 5, 2016, the Compensation Committee of the Company's Board of Directors approved stock grants under the Company's 2015 Stock Awards Plan to certain management employees of the Company where 42,348 shares with a market price of $8.05 per share were granted under the Plan.

A summary of plan activity for the 2005 and 2015 Stock Awards Plans is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 28, 2013	19,252	$11.15
Granted October 16, 2014	31,080	$15.69
Granted November 21, 2014	23,665	$15.85
Vested	(7,434)	$10.60
Forfeited	(160)	$13.34
Outstanding at January 3, 2015	66,403	$15.00
Granted January 5, 2015	3,000	$17.95
Vested	(17,903)	$13.86
Forfeited	(60)	$13.34
Outstanding at December 31, 2015	51,440	$15.57
Granted February 19, 2016	50,062	$7.51
Granted May 5, 2016	42,348	$8.05
Vested	(21,133)	$13.12
Forfeited	(1,260)	$17.73
Outstanding at December 31, 2016	121,457	$10.03
Compensation expense on the grants issued is charged against earnings equally before forfeitures, if any, over a period of 60 months from the date of the grants, with the offset recorded in Shareholders' Equity. Compensation cost charged against income for the awards was approximately $324,000, $207,000 net of income taxes, or $0.02 per share for 2016, $243,000, $155,000 net of income taxes, or $0.02 per share for 2015 and $103,000, $66,000 net of income taxes, or $0.01 per share, for 2014. As of December 31, 2016, there was $1,082,000 of total unrecognized compensation cost related to unvested stock grants under the Company's Stock Awards Plan. The weighted average period over which the stock grant compensation cost is expected to be recognized is 3.58 years.
Each year, the Company allows each non-employee director to elect to receive up to 100 percent of their annual retainer in restricted stock. The number of restricted shares issued is determined by the average of the high and low common stock price on the day prior to the Annual Meeting of Shareholders or the date prior to the appointment to the Board for those individuals that are appointed mid-term. On May 5, 2016, May 12, 2015 and April 24, 2014, non-employee directors received an aggregate of 40,991, 8,216 and 7,088 shares, respectively, of restricted stock in lieu of total retainer fees of $330,000, $119,000 and $111,000, respectively. The shares granted to the directors are not registered under the Securities Act of 1933 and are subject to forfeiture in whole or in part upon the occurrence of certain events.

Note 10 Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows at the respective year ends:

(Amounts in thousands)	2016	2015
Deferred tax assets:
Sale leaseback deferred gain	$2,387	$—
Inventory valuation reserves	379	699
Allowance for doubtful accounts	29	61
Inventory capitalization	1,781	1,692
Environmental reserves	199	175
Interest rate swap	15	41
Warranty accrual	62	88
Deferred compensation	61	64
Accrued bonus	337	338
Accrued expenses	78	1,403
State net operating loss carryforwards	1,725	1,616
Other	389	423
Total deferred tax assets	7,442	6,600
Valuation allowance	(1,790)	(1,694)
Total net deferred tax assets	5,652	4,906
Deferred tax liabilities:
Tax over book depreciation and amortization	6,947	7,609
Prepaid expenses	211	312
Other	103	2
Total deferred tax liabilities	7,261	7,923
Net deferred tax liabilities	$(1,609)	$(3,017)

Significant components of the provision for income taxes from continuing operations are as follows:

(Amounts in thousands)	2016	2015	2014
Current:
Federal	$(981)	$1,414	$3,933
State	191	235	656
Total current	(790)	1,649	4,589
Deferred:
Federal	(1,329)	(48)	964
State	(79)	198	(167)
Total deferred	(1,408)	150	797
Total	$(2,198)	$1,799	$5,386
Tax benefit from discontinued operations amounted to $51,000, $651,000 and $3,807,000 for the fiscal years ended 2016, 2015 and 2014, respectively.

The reconciliation of income tax computed at the U. S. federal statutory tax rates to income tax expense is:

(Amounts in thousands)	2016		2015		2014
	Amount	%	Amount	%	Amount	%
Tax at U.S. statutory rates	$(3,125)	34.0%	$(2,881)	34.0%	$6,302	35.0%
State income taxes, net of federal tax benefit	(49)	0.5%	285	(3.4)%	324	1.8%
State valuation allowance	96	(1.0)%	94	(1.1)%	—	—%
Life insurance cash surrender value	504	(5.5)%	—	—%	—	—%
Earn-out adjustments	—	—%	(857)	10.1%	(1,217)	(6.8)%
Manufacturing exemption	—	—%	(188)	2.2%	(458)	(2.5)%
Stock option compensation	46	(0.5)%	95	(1.1)%	91	0.5%
Uncertain tax positions	—	—%	(139)	1.6%	139	0.8%
Goodwill impairment	—	—%	5,405	(63.8)%	—	—%
Other, net	330	(3.6)%	(15)	0.2%	205	1.1%
Total	$(2,198)	23.9%	$1,799	(21.3)%	$5,386	29.9%

Income tax payments of approximately $992,000, $2,251,000 and $2,091,000 were made in 2016, 2015 and 2014, respectively. The Company had state net operating loss carryforwards at the end of fiscal years 2016 and 2015 of approximately $49,677,000 and $47,042,000, respectively. These losses will expire between the years of 2017 and 2036. A valuation allowance has been set up against $49,545,000 of these state net operating loss carryforwards because it is not more likely than not that the losses will be realized in the foreseeable future. The portion of the valuation allowance for the net operating loss carryforwards was $1,725,000 and $1,616,000 at December 31, 2016 and December 31, 2015, respectively. In addition, a $65,000 valuation allowance was established at December 31, 2016 for other deferred tax assets. This resulted in a valuation allowance increase of $96,000 all related to continuing operations.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal examinations for years before 2014 or state income tax examinations for years before 2012. The Company completed its 2012 and 2013 federal income tax return examination by the Internal Revenue Service during the second quarter of 2015.
Provided below is a roll forward of the Company's uncertain tax positions.

(Amounts in thousands)	Unrecognized Tax Benefit	Interest and Penalties	Total

Balance at January 3, 2015	$1,431	$73	$1,504
Increases related to prior year tax positions	—	—	—
Decreases related to prior year tax positions	(1,431)	(73)	(1,504)
Increases related to current year tax position	—	—	—
Settlements during period	—	—	—
Lapse of statute of limitations	—	—	—
Balance at December 31, 2015	—	—	—
Increases related to prior year tax positions	—	—	—
Decreases related to prior year tax positions	—	—	—
Increases related to current year tax position	—	—	—
Settlements during period	—	—	—
Lapse of statute of limitations	—	—	—
Balance at December 31, 2016	$—	$—	$—
The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in the provision for income taxes. The Company had no accruals for uncertain tax positions including interest and penalties at the end of 2016.

Note 11 Benefit Plans and Collective Bargaining Agreements
The Company has a 401(k) Employee Stock Ownership Plan (the "401(k)/ESOP Plan") covering all non-union employees. Employees could contribute to the 401(k)/ESOP Plan up to 100 percent of their wages with a maximum of $18,000 for 2016. Under the Economic Growth and Tax Relief Reconciliation Act, employees who are age 50 or older could contribute an additional $6,000 per year for a maximum of $24,000 for 2016. Contributions by the employees are invested in one or more funds at the direction of the employee; however, employee contributions cannot be invested in Company stock. For the years ended December 31, 2015 and January 3, 2015, contributions by the Company were made in cash and then used by the 401(k)/ESOP Plan Trustee to purchase Company stock. Effective January 1, 2016, contributions by the Company are made in accordance with the investment elections made by each participant for their deferral contributions. The Company contributes on behalf of each eligible participant a matching contribution equal to a percentage which is determined each year by the Board of Directors. For 2016, 2015 and 2014 the maximum was four percent. The matching contribution is allocated after each payroll. Matching contributions of approximately $517,000, $541,000 and $521,000 were made for 2016, 2015 and 2014, respectively. The Company may also make a discretionary contribution, which if made, would be distributed to all eligible participants regardless of whether they contribute to the 401(k)/ESOP Plan. No discretionary contributions were made to the 401(k)/ESOP Plan in 2016, 2015 or 2014.
The Company also has a 401(k) and Profit Sharing Plan (the "Profit Sharing Plan") covering all employees of the United Steel Workers of America, Local 4586 Collective Bargaining Agreement. Employees could contribute to the Profit Sharing Plan up to 60 percent of pretax annual compensation, as defined in the Plan, with a maximum of $18,000 for 2016. Under the Economic Growth and Tax Relief Reconciliation Act, employees who are age 50 or older could contribute an additional $6,000 per year for a maximum of $24,000 for 2016. The Company contributes three percent of a participant's compensation for the plan year, regardless of whether the participants contribute to the Profit Sharing Plan. The Company's contribution of approximately $137,000, $147,000 and $148,000 were expensed for 2016, 2015 and 2014, respectively. Additional profit sharing amounts may also be contributed at the option of the Company's Board of Directors, which if made, would be allocated to participants based on the ratio of the participant's compensation to the total compensation of all participants eligible to participate in the Profit Sharing Plan. No discretionary contributions were made to the Profit Sharing Plan in 2016, 2015 or 2014.
The Company also contributes to union-sponsored defined contribution retirement plans. Contributions relating to these plans were approximately $22,000, $38,000 and $2,180,000 for 2016, 2015 and 2014, respectively. Also, upon closure of Bristol Fab as discussed in Note 19, the Company was legally obligated to pay a withdrawal liability to the Union's pension fund of over $1,900,000. This withdrawal liability is included in the employer contribution to the union-sponsored defined contribution retirement plan for 2014.
The Company has two collective bargaining agreements at its Bristol, Tennessee and Mineral Ridge, Ohio facilities. The number of employees of the Company represented by these unions, located at the Bristol, Tennessee and Mineral Ridge, Ohio facilities, is 132, or 32 percent of the Company's total employees. They are represented by two locals affiliated with the United Steelworkers. The Company considers relationships with its union employees to be satisfactory. Collective bargaining contracts for the United Steelworkers will expire in June 2017 and July 2019.

Note 12 Leases
On August 31, 2016, Synalloy and its operating subsidiaries ("the Synalloy Companies") entered into a Purchase and Sale Agreement ("PSA") with Store Capital Acquisitions, LLC, a Delaware limited liability company and an affiliate of Store Capital Corporation (“Store Capital Acquisitions”). Store Capital Acquisitions assigned its rights under the PSA to Store Master Funding XII, LLC, a Delaware limited liability company ("Store Funding"), prior to closing.
On September 30, 2016, pursuant to the terms and conditions of the PSA, the Synalloy Companies completed the sale of their real estate properties in Tennessee, South Carolina, Texas and Ohio to Store Funding for a purchase price of $22,000,000. The net book value of the real estate properties sold totaled $17,770,000 and the Company recognized a loss on the sale at September 30, 2016 of $2,455,000. The Company also recognized a deferred gain of $6,685,000 amortized on the straight-line method over the initial lease term of 20 years. The deferred gain recognized during the fourth quarter of 2016 totaled $82,000 and reduced the net loss recognized at December 31, 2016 in the accompanying consolidated statements of operations to $2,372,000. Concurrent with the sale of its real properties, the Company leased back all real properties sold to Store Funding. The closing of the sale-leaseback transaction provided Synalloy with net proceeds (after transaction-related costs) of approximately $21,925,000. The net proceeds were used to pay down debt under the Company's credit agreement, as described in Note 5.
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

The Company leases office space in Spartanburg, South Carolina and Richmond, Virginia, property for a storage yard in Mineral Ridge, Ohio and various manufacturing and office equipment at each of its locations, all under operating leases.
The amount of future minimum lease payments under operating leases are as follows: 2017 - $2,253,000; 2018 - $2,309,000; 2019 - $2,309,000; 2020 - $2,310,000; 2020 - $2,275,000; and thereafter - $35,754,000. Rent expense related to operating leases was $1,144,000, $686,000 and $903,000 in 2016, 2015 and 2014, respectively.
The Company leases machinery and equipment for its manufacturing facility in Cleveland, Tennessee under a capital lease. Future minimum commitments for capital leases are as follows:

Year ending December 31:
2017	$70,656
2018	23,076
2019	23,076
2020	7,692
2021	—
Total minimum lease payments	124,500
Less imputed interest costs	4,053
Present value of net minimum lease payments	$120,447
The current portion due under the capital lease is included in accrued expenses and the long-term portion is included in other long-term liabilities in the accompanying consolidated balance sheet as of December 31, 2016 and December 31, 2015.

Note 13 Commitments and Contingencies
The Company is from time-to-time subject to various claims, other possible legal actions for product liability and other damages, and other matters arising out of the normal conduct of the Company's business. No significant claims expenses were incurred during 2016 or 2015, with the exception of the items discussed below. The Metals Segment recorded claim expense from continuing operations $115,000 for 2014 for specific customers' product claims. These claim expenses exclude normal, recurring warranty charges. Any legal costs associated with commitments or contingencies are expensed as incurred.
In January 2014, a Metals Segment customer filed suit against Palmer and Synalloy and another unrelated defendant in Texas state court alleging breach of warranty, among other claims. The plaintiff’s claim for damages did not state a dollar amount. This matter arose out of products manufactured and sold by Palmer prior to the Company’s acquisition of all of Palmer's outstanding stock in August 2012. In August and September 2016, the parties to the lawsuit tried the matter in a bench trial in the District Court of Harris County, Texas, 333rd Judicial District (the “Court”). On December 31, 2016 (but made available to the parties to the lawsuit on January 3, 2017), the Court entered final judgment in favor of the Plaintiff and Synalloy and against Palmer. The Court ordered Palmer to pay the Plaintiff approximately $8,600,000 in damages, plus pre- and post-judgment interest, and approximately $1,040,000 in attorneys’ fees. The Court ruled Synalloy has no liability to the Plaintiff. Palmer filed a motion for a new trial with the Court at the end of January 2017. Palmer is currently analyzing its options should the motion for a new trial be denied, including, but not limited to, a full appeal of the matter. The former shareholders of Palmer are contractually bound, pursuant to the Stock Purchase Agreement by and among Synalloy and the former shareholders dated August 10, 2012, to hold harmless and indemnify Synalloy and Palmer from any and all costs and damages, including the judgment described above and all associated attorneys' fees, arising out of this matter. At December 31, 2016, the Company recorded $11,000,000 in accrued expenses and current assets to reflect the legal liability and corresponding indemnified receivable due from the former shareholders of Palmer.
In September 2014, a Metals Segment customer filed suit against Synalloy Fabrication, LLC (discontinued operation) and its surety in the United States District Court for the District of Maryland (Baltimore Division) alleging breach of contract, among other claims. The plaintiff's claim for damages was approximately $3,300,000 plus attorney's fees. This matter arose from a disagreement over the scope of a pipe fabrication project and whether an enforceable contract exists between the parties. On March 11, 2016, the United States District Court of Maryland (Baltimore Division) granted summary judgment regarding liability in favor of the plaintiff by ruling that an enforceable contract existed between the parties and the Company breached the agreement. As a result of this ruling, the remaining issue in the case was the amount of the plaintiff's damages. Consequently, the Company increased the facility closing liability to a level of $3,000,000 for the estimated costs associated with the claim for the year ended December 31, 2015. In June 2016, the matter was settled for damages totaling $3,100,000. As a result, the Company increased the facility closing liability and made a payment of $2,500,000 in June 2016. In September 2016, the remaining balance of $600,000 was paid in full. The amount required to adjust the facility closing reserve as a result of the settlement is included in discontinued operations on the accompanying consolidated statement of operations.
Other than the environmental contingencies discussed in Note 7 and the matters discussed in this Note 13, management is not currently aware of any other asserted or unasserted matters which could have a significant effect on the financial condition or results of operations of the Company.

Note 14 Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	2016	2015	2014
Numerator:
Net (loss) income from continuing operations	$(6,993,967)	$(10,269,278)	$12,618,787
Net loss from discontinued operations, net of tax	$(99,334)	$(1,251,058)	$(7,156,524)
Denominator:
Denominator for basic earnings per share - weighted average shares	8,649,745	8,710,361	8,702,094
Effect of dilutive securities:
Employee stock options and stock grants	—	—	13,008
Denominator for diluted earnings per share - weighted average shares	8,649,745	8,710,361	8,715,102

Net (loss) earnings per share from continuing operations:
Basic	$(0.81)	$(1.18)	$1.45
Diluted	$(0.81)	$(1.18)	$1.45

Net loss per share from discontinued operations:
Basic	$(0.01)	$(0.14)	$(0.82)
Diluted	$(0.01)	$(0.14)	$(0.82)
The diluted earnings per share calculations exclude the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. The Company had weighted average shares of common stock of 295,287 in 2016, 229,025 in 2015 and 46,957 in 2014, which were not included in the diluted earnings per share calculation as their effect was anti-dilutive.

Note 15 Industry Segments
The Company's business is divided into two operating segments: Metals and Specialty Chemicals. The Company identifies such segments based on products and services, long-term financial performance and end markets targeted. The Metals Segment operates as three reporting units including Synalloy Metals, Inc., a wholly-owned subsidiary which owns 100 percent of BRISMET, Palmer and Specialty, both wholly-owned subsidiaries of the Company. BRISMET manufactures pipe from stainless steel and other alloys, Palmer produces fiberglass and steel storage tanks and Specialty is a master distributor of seamless carbon pipe and tube. The Metal Segment's products, some of which are custom-produced to individual orders and required for corrosive and high-purity processes, are used principally by the chemical, petrochemical, pulp and paper, mining, power generation (including nuclear), water and wastewater treatment, liquid natural gas, brewery, food processing, petroleum, pharmaceutical and other industries. Products include pipe, storage tanks, pressure vessels and a variety of other components. The Specialty Chemicals Segment operates as one reporting unit which includes MS&C, a wholly owned subsidiary of the Company which owns 100 percent of MC, and CRI Tolling, a wholly owned subsidiary of the Company. The Specialty Chemicals Segment manufactures a wide variety of specialty chemicals for the carpet, chemical, paper, metals, mining, agricultural, fiber, paint, textile, automotive, petroleum, cosmetics, mattress, furniture, janitorial and other industries. MC manufactures lubricants, surfactants, defoamers, reaction intermediaries and sulfated fats and oils. CRI Tolling provides chemical tolling manufacturing resources to global and regional companies and contracts with other chemical companies to manufacture certain pre-defined products.
The chief operating decision maker evaluates performance and determines resource allocations based on a number of factors, the primary measure being operating income (loss). The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
Segment operating income is the segment's total revenue less operating expenses, excluding interest expense and income taxes. Identifiable assets, all of which are located in the United States, are those assets used in operations by each segment. The Metals Segment's identifiable assets did not include any goodwill in 2015 or 2016. During 2015, the Company recorded an impairment charge of approximately $17,158,000 of the total Metals Segment's goodwill as a result of the two-step annual impairment analysis performed in the fourth quarter; see Note 4. The Specialty Chemicals Segment's identifiable assets include goodwill of $1,355,000 in 2016 and 2015. Centralized data processing and accounting expenses are allocated to the two segments based upon estimates of their percentage of usage. Unallocated corporate expenses include environmental charges of $48,000 and $1,000 for 2016 and 2015, respectively, and environmental income of $13,000 for 2014. Corporate assets consist principally of cash, certain investments and equipment.
The Metals Segment had one customer that accounted for approximately 14 percent of revenues in 2015. There were no customers representing more than ten percent of the Metals Segment's revenues in 2016 or 2014. The Specialty Chemicals Segment has one customer that accounted for approximately 25 percent of revenues for 2016 and the same customer accounted for approximately 31 percent of revenues for 2015 and 2014. The concentration of sales to this customer declined in 2016 as a result of this customer moving production of the products previously produced and sold by the Specialty Chemicals Segment in house. The loss of this customer would have a material adverse effect on the revenues of the Specialty Chemicals Segment and the Company.
In order to establish stronger business relationships, the Metals Segment uses only a few raw material suppliers. Nine suppliers furnish about 77 percent of total dollar purchases of raw materials, with one supplier furnishing 42 percent. However, the Company does not believe that the loss of this supplier would have a materially adverse effect on the Company as raw materials are readily available from a number of different sources, and the Company anticipates no difficulties in fulfilling its requirements. For the Specialty Chemicals Segment, most raw materials are generally available from numerous independent suppliers and about 46 percent of total purchases are from its top eleven suppliers. While some raw material needs are met by a sole supplier or only a few suppliers, the Company anticipates no difficulties in fulfilling its raw material requirements.

Segment Information:
All values are for continuing operations only.

(Amounts in thousands)	2016	2015	2014
Net sales
Metals Segment	$90,215	$114,908	$134,304
Specialty Chemicals Segment	48,351	60,552	65,201
	$138,566	$175,460	$199,505
Operating (loss) income
Metals Segment	$(4,821)	$2,822	$13,511
Goodwill impairment	—	(17,158)	—
Business interruption proceeds	—	1,246	—
Loss on sale-leaseback	(2,166)	—	—
Total Metals Segment	(6,987)	(13,090)	13,511
Specialty Chemicals Segment	4,888	5,665	6,130
Loss on sale-leaseback	(206)	—	—
Total Specialty Chemicals Segment	4,682	5,665	6,130
Unallocated straight line lease cost	(102)	—	—
	(2,407)	(7,425)	19,641
Less unallocated corporate expenses	5,733	5,106	3,241
Acquisition related costs	106	500	302
Operating (loss) income	(8,246)	(13,031)	16,098
Interest expense	933	1,353	1,151
Change in fair value of interest rate swap	13	42	426
Specialty and Palmer earn-out adjustments	—	(4,897)	(3,476)
Casualty insurance gain	—	(923)	—
Other income, net	—	(136)	(8)
(Loss) income before income taxes	$(9,192)	$(8,470)	$18,005

Identifiable assets
Metals Segment	$109,689	$112,749
Specialty Chemicals Segment	22,908	33,391
Corporate	6,041	2,903
	$138,638	$149,043
Depreciation and amortization
Metals Segment	$5,133	$5,173	$4,078
Specialty Chemicals Segment	1,449	1,376	974
Corporate	113	85	80
	$6,695	$6,634	$5,132
Capital expenditures
Metals Segment	$2,201	$7,399	$3,123
Specialty Chemicals Segment	476	3,439	4,913
Corporate	367	67	30
	$3,044	$10,905	$8,066
Sales by product group
Specialty chemicals	$48,351	$60,552	$65,201
Stainless steel pipe	56,066	77,850	101,035
Seamless carbon steel pipe and tube	14,913	18,013	2,524
Liquid storage tanks and separation equipment	19,236	19,045	30,745
	$138,566	$175,460	$199,505
Geographic sales
United States	$132,313	$167,185	$191,032
Elsewhere	6,253	8,275	8,473
	$138,566	$175,460	$199,505

Note 16 Quarterly Results (Unaudited)
The following is a summary of quarterly operations for 2016 and 2015:

(Amounts in thousands except for per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Net sales from continuing operations	$36,312	$34,907	$34,297	$33,050
Gross profit from continuing operations	4,718	3,998	4,504	3,684
Net loss from continuing operations	(1,367)	(1,584)	(2,608)	(1,435)
Loss from discontinued operations, net of tax	—	(99)	—	—
Net loss	(1,367)	(1,683)	(2,608)	(1,435)

Per common share from continuing operations
Basic	(0.16)	(0.18)	(0.30)	(0.17)
Diluted	(0.16)	(0.18)	(0.30)	(0.17)

Per common share from discontinued operations
Basic	—	(0.01)	—	—
Diluted	—	(0.01)	—	—

2015
Net sales from continuing operations	$51,648	$50,163	$38,083	$35,566
Gross profit from continuing operations	8,942	8,416	4,537	3,424
Net income (loss) from continuing operations(1)	3,638	2,455	1,355	(17,717)
Loss from discontinued operations, net of tax	—	—	—	(1,251)
Net income (loss)	3,638	2,455	1,355	(18,968)

Per common share from continuing operations
Basic	0.42	0.28	0.16	(2.04)
Diluted	0.42	0.28	0.16	(2.04)

Per common share from discontinued operations
Basic	—	—	—	(0.14)
Diluted	—	—	—	(0.14)
(1) The Company recorded a goodwill impairment charge of approximately $17,158,000 during the fourth quarter of 2015; see Note 4.

Note 17 Interest Rate Swaps
As discussed in Note 5, as a result of the CRI acquisition and in conjunction with the term loan obtained in August 2013, to mitigate the variability of the interest rate risk, the Company entered into the CRI swap on September 3, 2013 with its current bank. The CRI swap had an initial notional amount of $4,033,000 with a fixed interest rate of 4.83 percent and a term of ten years that expires on August 19, 2023. Also, as a result of the Palmer acquisition and in conjunction with the term loan obtained in August 2012 to mitigate the variability of the interest rate risk, the Company entered into the Palmer swap on August 21, 2012 with its current bank. The Palmer swap had an initial notional amount of $22,500,000 with a fixed interest rate of 3.74 percent, and a term of ten years that expires on August 21, 2022. The notional amounts of both interest rate swaps decrease as monthly principal payments are made.

Although the swaps are expected to effectively offset variable interest in the borrowing, hedge accounting was not utilized. Therefore, their fair values are recorded in current assets or liabilities, as appropriate, with corresponding changes to their fair values recorded to other income (expense). The Company recorded a liability of $206,000 for the fair value of the CRI swap as of December 31, 2015. During the third quarter of 2016, the CRI contract was settled and as a result had no value at December 31, 2016. The Company recorded an asset of $31,000 and a liability of $40,000 for the fair value of the Palmer swap at December 31, 2016 and December 31, 2015, respectively.

Note 18 Acquisitions

Acquisition of Specialty Pipe & Tube, Inc.
On November 21, 2014, the Company entered into a stock purchase agreement with The Davidson Corporation, a Delaware corporation ("Davidson") to purchase all of the issued and outstanding stock of Specialty. Established in 1964 with distribution centers in Mineral Ridge, Ohio and Houston, Texas, Specialty is a master distributor of seamless carbon pipe and tube, with a focus on heavy wall, large diameter products. The Company viewed the Specialty acquisition as an excellent complement to the product offerings of the Metals Segment with similar end markets and consistent profit margins. Specialty's results of operations since the acquisition date are reflected in the Company's consolidated statements of operations, and the Specialty acquisition added approximately 30 employees at January 3, 2015.
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
At acquisition, the Company preliminarily forecasted earn-out payments totaling $5,000,000, which was discounted to a present value of $4,774,000 using its incremental borrowing rate of three percent. As discussed in Note 2, during the three months ended July 4, 2015, the Company finalized its sales projections for Specialty and determined the revenue targets for the first year would not be met and the opening balances for the earn-out liability and goodwill were adjusted by $2,419,000. The impact of the declines experienced in West Texas Intermediate Prices ("WTI") oil prices, which decreased 31 percent during 2015, had a substantial effect on Specialty. Revenues declined by more than 35 percent during 2015 compared to 2014 revenue levels. The Company did not expect significant improvement in WTI prices during 2016 and adjusted its 2016 projections accordingly. As a result, during the three months ended October 3, 2015, the Company determined the fair value of the Specialty earn-out liability was zero and reduced the remaining earn-out liability by recognizing a gain of approximately $2,414,000. The Company reviewed Specialty's revenue projections at December 31, 2015 and again concluded that the fair value was zero. The estimated fair value of the Specialty earn-out liability remained at zero during 2016 and the earn-out period expired November 22, 2016 with no payment made during the year ended December 31, 2016. The financial results for Specialty are reported as a part of the Company's Metals Segment.
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

The total purchase price was allocated to Specialty's net tangible and identifiable assets based on their fair values as of November 21, 2014. An intangible asset representing the fair value of Specialty's customer base acquired by the Company was valued at $11,457,000, which is being amortized by the straight-line method over an eight-year period. The excess of the consideration transferred over the fair value of the net tangible and identifiable assets and intangible assets is reflected as goodwill. All of the goodwill was allocated to the Metals Segment. Since the Company treated the acquisition of Specialty as an asset purchase, goodwill will be deductible for tax purposes. The initial allocation of the total consideration paid to the fair value of the assets acquired and liabilities assumed is as follows:

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
During the second quarter of 2015, the Company finalized the purchase price allocation for the Specialty acquisition. Additional information was obtained surrounding the proper lifespan of Specialty's steel pipe. As a result, the Company changed its fair value estimate for valuing inventory and the fair value of inventory increased and goodwill decreased by approximately $2,318,000. This adjustment and the adjustment to the earn-out liability describe above caused goodwill related to the Specialty acquisition to decrease to $1,260,000. During the fourth quarter, as discussed in Note 4, goodwill related to the Specialty acquisition was reduced to zero.
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

2014
Pro-forma revenues from continuing operations	$228,647,000
Pro-forma net income from continuing operations	8,928,000
Earnings per share from continuing operations:
Basic	$1.85
Diluted	$1.85
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
On June 27, 2014, the Company completed the planned closure of Bristol Fab. Bristol Fab's collective bargaining agreement with the Union expired on February 15, 2014. Also, upon closure of the operation, the Company was legally obligated to pay a withdrawal liability to the Union's pension fund of approximately $1,900,000. This obligation was payable over 26 months ending October 1, 2016 with an interest rate of 4.51 percent. The balance as of December 31, 2015 of $644,000 is included in accrued expenses on the accompanying consolidated balance sheet. The Company realized charges in the fourth quarter of 2015 and in the second quarter of 2014 of $1,902,000 and $6,988,000, respectively, for costs associated with the closure of Bristol Fab. These costs, along with all non-recurring expenses associated with Bristol Fab, are included in the respective consolidated financial statements as discontinued operations. Bristol Fab was reported as a part of the Metals Segment.
As of December 31, 2016, the Company has successfully completed the items and processes identified when the one-time closing charges were developed. A charge of $99,000 and $1,251,000, net of tax respectively, was recorded as discontinued operations during 2016 and 2015 for the legal claim filed against Synalloy Fabrication as discussed in Note 13. The matter was settled during 2016 and the settlement was paid in full by September 2016. As such, the facility closing reserve was zero as of December 31, 2016.
The Company's results from discontinued operations are summarized below:

	2016	2015	2014
Net sales	$—	$—	$21,963,078
Loss before income taxes	$(150,334)	$(1,902,058)	$(10,963,524)
Benefit from income taxes	(51,000)	(651,000)	(3,807,000)
Net loss from discontinued operations	$(99,334)	$(1,251,058)	$(7,156,524)

Note 20 Payment of Dividends
At the end of each fiscal year the Board reviews the financial performance and capital needed to support future growth to determine the amount of cash dividend, if any, which is appropriate. As a result of this review, no dividends were declared or paid in 2016. In 2015, the Company paid a $0.30 cash dividend on December 8, 2015 for a total of $2,618,000 and in 2014, the Company paid a $0.30 cash dividend on December 9, 2014 for a total payment of $2,633,000.

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

Note 22 Subsequent Events
On February 8, 2017, the Compensation Committee of the Company's Board of Directors approved stock grants under the Company's 2015 Stock Awards Plan to certain management employees of the Company where 44,686 shares with a market price of $12.30 per share were granted under the Plan. The stock awards vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant shares held in treasury with the Company. In order for the awards to vest, the employee must be in the continuous employment of the Company since the date of the award. Any portion of an award that has not vested is forfeited upon termination of employment. The Company may terminate any portion of the award that has not vested upon an employee's failure to comply with all conditions of the award or the 2015 Stock Awards Plan. An employee is not entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable.
On December 9, 2016, the Company's subsidiary BRISMET, entered into a definitive agreement to acquire the stainless steel pipe and tube assets of Marcegaglia USA, Inc. ("MUSA") located in Munhall, PA to enhance its on-going business with additional capacity and technological advantages. The transaction closed on February 28, 2017 and was funded through an increase to the Company's current credit facility. The agreement is structured as an asset purchase and excludes galvanized product and ornamental tubing products. The purchase price for the transaction, which excludes real estate and certain other assets, totaled $14,954,000; the assets purchased from MUSA include inventory, equipment and a non-compete agreement. In accordance with the agreement, on December 9, 2016, BRISMET entered into an escrow agreement and deposited $3,000,000 into the escrow fund. This deposit is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet. The deposit was remitted to MUSA at the close of the transaction and was reflected as a credit against the purchase price. Since the transaction closed on February 28, 2017, the purchase accounting is not complete at the time of this filing. As part of the MUSA transaction, BRISMET assumed all of MUSA's rights and obligations pursuant to the Collective Bargaining Agreement between MUSA and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union AFL-CIO, on behalf of Local Union 5852-22 (the "Union") dated October 1, 2013 (the "CBA"). At the closing of the transaction, BRISMET and the Union amended the CBA to include a modest wage increase and to extend the CBA's termination date to September 30, 2018.

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
Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2016 using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control-Integrated Framework (COSO 2013). Based on that evaluation, management believes the Company's internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2016, has been audited by KPMG LLP, an independent registered public accounting firm, which also audited the Company's Consolidated Financial Statements for the year ended December 31, 2016. KPMG LLP's report on the Company's internal control over financial reporting is set forth below.

Changes in Internal Control Over Financial Reporting
There was no change in the Company's internal control over financial reporting that occurred during the Company's fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company believes that its disclosure controls and procedures were operating effectively as of December 31, 2016.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Synalloy Corporation:
We have audited the accompanying consolidated balance sheets of Synalloy Corporation and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the fiscal years ended December 31, 2016 and 2015. In connection with our audit of the consolidated financial statements, we also have audited financial statement schedule II, Valuation and Qualifying Accounts, for the fiscal years ended December 31, 2016 and 2015. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synalloy Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the fiscal years ended December 31, 2016 and 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the fiscal years ended December 31, 2016 and 2015, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Synalloy Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Richmond Virginia
March 14, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Synalloy Corporation:
We have audited Synalloy Corporation’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Synalloy Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the fiscal years ended December 31, 2016 and 2015, and our report dated March 14, 2017, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Richmond, Virginia
March 14, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Synalloy Corporation

We have audited the accompanying consolidated statements of operations, shareholders’ equity and cash flows of Synalloy Corporation and subsidiaries (the “Company”) for the year ended January 3, 2015. Our audit also included the financial statement schedule listed in Item 15 for the year ended January 3, 2015. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended January 3, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule listed in Item 15(a)2 for the year ended January 3, 2015, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Dixon Hughes Goodman LLP

Charlotte, North Carolina
March 14, 2017

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based on this evaluation, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of December 31, 2016. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed the evaluation.

Item 9B Other Information
Not applicable

PART III

Item 10 Directors, Executive Officers and Corporate Governance
In accordance with General Instruction G(3), information called for by Part III, Item 10, is incorporated herein by reference from the information appearing under the caption "Proposal 1 - Election of Directors," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the 2016 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.
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

Item 11 Executive Compensation
In accordance with General Instruction G(3), information called for by Part III, Item 11, is incorporated herein by reference from the information appearing under the caption "Board of Directors and Committees - Compensation Committee Interlocks and Insider Participation," "Director Compensation," "Discussion of Executive Compensation" and "Compensation Committee Report" in the definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
In accordance with General Instruction G(3), information called for by Part III, Item 12, is incorporated by reference from the information appearing under the caption "Beneficial Owners of More Than Five Percent of the Company's Common Stock" and "Security Ownership of Certain Beneficial Owners and Management" in the definitive Proxy Statement for the 2016 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.
Equity Compensation Plan Information. The following table sets forth aggregated information as of December 31, 2016 about all of the Company's equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1) (c)
Equity compensation plans approved by security holders	173,048	$12.77	235,611
Equity compensation plans not approved by security holders	—	—	—
Total	173,048	$12.77	235,611
(1) Represents shares remaining available for issuance under the 2015 Stock Awards Plan and the 2011 Plan.
Non-employee directors are paid an annual retainer of $95,000, and each director has the opportunity to elect to receive 100 percent of the retainer in restricted stock. For 2016, non-employee directors received an aggregate of $330,000 of the annual retainer in restricted stock. The number of restricted shares is determined by the average of the high and low sale price of the Company's stock on the day prior to the Annual Meeting of Shareholders. For 2016, seven non-employee directors each received an aggregate of 40,991 shares. Issuance of the shares granted to the directors is not registered under the Securities Act of 1933 and the shares are subject to forfeiture in whole or in part upon the occurrence of certain events. The above table does not reflect these shares issued to non-employee directors.

Item 13 Certain Relationships and Related Transactions
In accordance with General Instruction G(3), information called for by Part III, Item 13, is incorporated by reference from the information appearing under the caption "Board of Directors and Committees – Related Party Transactions" and "– Director Independence" in the definitive Proxy Statement for the 2016 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

Item 14 Principal Accountant Fees and Services
In accordance with General Instruction G(3), information called for by Part III, Item 14, is incorporated by reference from the information appearing under the caption "Independent Registered Public Accounting Firm - Fees Paid to Independent Registered Public Accounting Firm" and "– Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm" in the definitive Proxy Statement for the 2016 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

PART IV

Item 15 Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Financial Statements: The following consolidated financial statements of Synalloy Corporation are included in Part II, Item 8:
Consolidated Balance Sheets at December 31, 2016 and December 31, 2015
Consolidated Statements of Operations for the years ended December 31, 2016, December 31, 2015 and January 3, 2015
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2016, December 31, 2015, and January 3, 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2016, December 31, 2015 and January 3, 2015
Notes to Consolidated Financial Statements

2.	Financial Statements Schedules: The following consolidated financial statements schedule of Synalloy Corporation is included in Item 15:
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2016, December 31, 2015 and January 3, 2015
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3.	Listing of Exhibits:
See "Exhibit Index"

Schedule II Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D		Column E
Description	Balance at Beginning of Period	Charged to (Reduction of) Cost and Expenses		Deductions		Balance at End of Period
Year ended December 31, 2016
Deducted from asset account:
Allowance for doubtful accounts	$247,000	$(45,000)		$(120,000)		$82,000
Inventory reserves	$682,000	$984,000		$(700,000)		$966,000

Year ended December 31, 2015
Deducted from asset account:
Allowance for doubtful accounts	$1,115,000	$104,000		$(972,000)	(a)	$247,000
Inventory reserves	$725,000	$767,000		$(810,000)		$682,000

Year ended January 3, 2015
Deducted from asset account:
Allowance for doubtful accounts	$1,079,000	$667,000	(b)	$(631,000)		$1,115,000
Inventory reserves	$2,206,000	$3,975,000	(c)	$(5,456,000)	(c)	$725,000

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
SYNALLOY CORPORATION

By /s/ Craig C. Bram Craig C. Bram President and Chief Executive Officer (principal executive officer)	March 14, 2017 Date

By /s/ Dennis M. Loughran Dennis M. Loughran Senior Vice President and Chief Financial Officer (principal financial officer)	March 14, 2017 Date

By /s/ Richard D. Sieradzki Richard D. Sieradzki Chief Accounting Officer (principal accounting officer)	March 14, 2017 Date
Registrant
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ Murray H. Wright Murray H. Wright Chairman of the Board	March 14, 2017 Date

By /s/ Anthony A. Callander Anthony A. Callander Director	March 14, 2017 Date

By /s/ Amy J. Michtich Amy J. Michtich Director	March 14, 2017 Date

By /s/ James W. Terry, Jr. James W. Terry, Jr. Director	March 14, 2017 Date

By /s/ Henry L. Guy Henry L. Guy Director	March 14, 2017 Date

By /s/ Susan S. Gayner Susan S. Gayner Director	March 14, 2017 Date

By /s/ Vincent W. White Vincent W. White Director	March 14, 2017 Date

By /s/ Craig C. Bram Craig C. Bram Chief Executive Officer and Director	March 14, 2017 Date

Index to Exhibits

Exhibit No. from Item 601 of Regulation S-K	Description
1.1	Underwriting Agreement dated September 24, 2013, incorporated by reference to Registrant's Form 8-K filed September 24, 2013
3.1	Restated Certificate of Incorporation of Registrant, as amended, incorporated by reference to Registrant's Form 8-K filed August 13, 2007
3.2	Restated Certificate of Incorporation of Registrant, as amended, incorporated by reference to Registrant's Form 8-K filed May 8, 2015
3.3
Bylaws of Registrant, incorporated by reference to Registrant's Form 10-Q for the period ended March 31, 2001, as amended, which amendments are incorporated by reference to Registrant's Form 8-K filed August 13, 2007

4.1	Form of Common Stock Certificate, incorporated by reference to Registrant's Form 10-Q for the period ended March 31, 2001
10.1	Synalloy Corporation 2005 Stock Awards Plan, incorporated by reference to the Proxy Statement for the 2005 Annual Meeting of Shareholders
10.2	Synalloy Corporation 2015 Stock Awards Plan, incorporated by reference to the Proxy Statement for the 2015 Annual Meeting of Shareholders
10.3	Amendment 1 to the Synalloy Corporation 2005 Stock Awards Plan, incorporated by reference to Registrant's Form 10-K for the year ended December 29, 2007
10.4	Amendment 2 to the Synalloy Corporation 2005 Stock Awards Plan, incorporated by reference to Registrant's Form 10-K for the year ended January 3, 2015
10.5	2011 Long-Term Incentive Stock Option Plan, incorporated by reference to Registrant's Proxy Statement for the 2011 Annual Meeting of Shareholders
10.6	2013 Short-Term Cash Incentive and Options Plan, incorporated by reference to Registrant's Form 10-K for the year ended December 28, 2013
10.7	2014 Short-Term Cash Incentive and Options Plan, incorporated by reference to Registrant's Form 10-K for the year ended January 3, 2015
10.8	2015 Short-Term Cash Incentive and Restricted Stock Incentive Plan, incorporated by reference to Registrant's Form 10-K for the year ended December 31, 2015
10.9	2016 Short-Term Cash Incentive and Restricted Stock Incentive Plan
10.10
Agreement between Registrant's Bristol Metals, LLC subsidiary and the United Steelworkers of America Local 4586, dated February 1, 2015, incorporated by reference to Registrant's From 10-K for the year ended December 31, 2015

10.11
Agreement between Registrant's Specialty Pipe & Tube, Inc. subsidiary and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union Local 4564-07, dated July 1, 2014, incorporated by reference to Registrant's Form 10-K for the year ended January 3, 2015

10.12
Agreement between Registrant's Bristol Metals, LLC subsidiary and the Teamsters Local Union No. 549, dated March 5, 2010, incorporated by reference to Registrant's Form 10-K for the year ended January 1, 2011

10.13
Agreement between Registrant's Bristol Metals, LLC subsidiary and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union Local 5852-22, dated October 1, 2013, as amended March 1, 2017

10.14	Loan Agreement, dated as of June 30, 2010, between Registrant and Branch Banking and Trust (“BB&T”), incorporated by reference to Registrant's Form 10-K for the year ended January 1, 2011
10.15	First Amended and Restated Loan Agreement, dated August 21, 2012, between Registrant and BB&T, incorporated by reference to Registrant's Form 10-K for the year ended December 29, 2012
10.16
First Amendment to First Amended and Restated Loan Agreement, dated October 22, 2012, between Registrant and BB&T, incorporated by reference to Registrant's Form 10-K for the year ended December 29, 2012

10.17
Second Amendment to First Amended and Restated Loan Agreement, dated August 9, 2013, between Registrant and Branch Banking and Trust ("BB&T"), incorporated by reference to Registrant's Form 10-K for the year ended December 28, 2013.

10.18
Third Amendment to First Amended and Restated Loan Agreement, dated January 2, 2014, between Registrant and Branch Banking and Trust ("BB&T"), incorporated by reference to Registrant's Form 10-K for the year ended December 28, 2013

10.19
Fourth Amendment to First Amended and Restated Loan Agreement, dated as of November 21, 2014, between Registrant and Branch Banking and Trust ("BB&T), incorporated by reference to Registrant's Form 8-K filed on November 25, 2014

10.20
Fifth Amendment to First Amended and Restated Loan Agreement, dated as of March 7, 2016, between Registrant and Branch Banking and Trust ("BB&T), incorporated by reference to Registrant's Form 10-K for the year ended December 31, 2015

10.21
Second Amended and Restated Loan Agreement, dated as of August 31, 2016, between Registrant and Branch Banking & Trust ("BB&T"), incorporated by reference to Registrant's Form 10-Q for the period ended September 30, 2016

10.22	Employment Agreement dated January 24, 2011, between Registrant and Craig C. Bram, incorporated by reference to Registrant's Form 10-K for the year ended January 1, 2011
10.23	Amended Employment Agreement dated January 24, 2012, between Registrant and Craig C. Bram, incorporated by reference to Registrant's Form 10-K for the year ended December 31, 2011
10.24	Amended Employment Agreement dated January 24, 2013, between Registrant and Craig C. Bram, incorporated by reference to Registrant's Form 10-K for the year ended December 29, 2012
10.25	Amended Employment Agreement dated June 1, 2013, between Registrant and Craig C. Bram, incorporated by reference to Registrant's Form 8-K filed June 28, 2013
10.26	Amended Employment Agreement dated May 1, 2014, between Registrant and Craig C. Bram, incorporated by reference to Registrant's Form 10-K for the year ended January 3, 2015
10.27	Employment Agreement dated January 11, 2016, between Registrant and Dennis M. Loughran, incorporated by reference to Registrant's Form 8-K filed January 11, 2016.
10.28	Employment Agreement dated January 11, 2016, between Registrant and J. Kyle Pennington, incorporated by reference to Registrant's Form 8-K filed January 11, 2016.
10.29	Employment Agreement dated January 11, 2016, between Registrant and James G. Gibson, incorporated by reference to Registrant's Form 8-K filed January 11, 2016.
10.30
Stock Purchase Agreement, dated as of August 10, 2012, among Jimmie Dean Lee, James Varner, Steven C. O'Brate and Synalloy Corporation, incorporated by reference to Registrant's Form 8-K filed on August 24, 2012

10.31	Stock Purchase Agreement, dated as of November 21, 2014, between The Davidson Corporation and Synalloy Corporation, incorporated by reference to Registrant's Form 8-K filed on November 25, 2014
10.32
Purchase and Sale Agreement, dated as of September 1, 2016, by and between Store Capital Acquisition, LLC and Bristol Metals, LLC, Specialty Pipe & Tube, Inc., Palmer of Texas Tanks, Inc., Manufacturers Soap & Chemical Company, Manufacturers Chemicals, LLC, and Synalloy Corporation, incorporated by reference to Registrant's Form 10-Q for the period ended September 30, 2016

10.33	Master Lease Agreement, dated as of September 30, 2016 between Registrant and Store Master Funding XII, LLC
10.34
Asset Purchase Agreement, dated as of December 9, 2016, by and between Marcegaglia USA, Inc. and Bristol Metals, LLC, as amended by Amendment No. 1 to Asset Purchase Agreement, dated as of February 28, 2017, by and between Marcegaglia USA, Inc. and Bristol Metals, LLC

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