Form 10-Q
period 2017-03-31
SYNALLOY CORP
filed 2017-05-09
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated Filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock as of May 5, 2017 was 8,678,622.

Synalloy Corporation
Index

PART I	FINANCIAL INFORMATION
	Item 1.	Financial Statements
Condensed consolidated balance sheets - March 31, 2017 and December 31, 2016
Condensed consolidated statements of operations - Three-month periods ended March 31, 2017 and March 31, 2016
Condensed consolidated statements of cash flows - Three-month periods ended March 31, 2017 and March 31, 2016
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
Signatures and Certifications

PART I
Item 1. FINANCIAL STATEMENTS
Synalloy Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	Mar 31, 2017	Dec 31, 2016
Assets
Current assets
Cash and cash equivalents	$318,540	$62,873
Accounts receivable, less allowance for doubtful accounts
of $21,000 and $82,000, respectively	26,042,656	18,028,946
Inventories	68,391,949	60,799,509
Prepaid expenses and other current assets	6,230,165	7,272,569
Indemnified contingency - see Note 11	11,016,000	11,339,888
Total current assets	111,999,310	97,503,785

Property, plant and equipment, net of accumulated
depreciation of $46,305,755 and $45,219,309 respectively	35,079,797	27,324,092
Goodwill	4,944,072	1,354,730
Intangible assets, net of accumulated amortization
of $8,732,742 and $8,148,162, respectively	12,711,258	12,308,838
Deferred charges, net and other non-current assets	127,308	146,618
Total assets	$164,861,745	$138,638,063

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$16,615,358	$16,684,508
Accrued expenses	17,215,446	16,087,434
Total current liabilities	33,830,804	32,771,942

Long-term debt	29,972,946	8,804,206
Deferred income taxes	1,480,756	1,609,492
Long-term portion of deferred gain on sale-leaseback	6,184,054	6,267,623
Other long-term liabilities	3,945,588	592,245

Shareholders' equity
Common stock, par value $1 per share - authorized 24,000,000 shares; issued 10,300,000 shares	10,300,000	10,300,000
Capital in excess of par value	34,751,284	34,714,206
Retained earnings	58,672,470	57,936,533
	103,723,754	102,950,739
Less cost of common stock in treasury: 1,621,378 and 1,630,690 shares, respectively	14,276,157	14,358,184
Total shareholders' equity	89,447,597	88,592,555
Commitments and contingencies – See Note 11
Total liabilities and shareholders' equity	$164,861,745	$138,638,063

Note: The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date.

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	Mar 31, 2017	Mar 31, 2016
Net sales	$42,203,579	$36,312,012

Cost of sales	34,800,000	31,593,836

Gross profit	7,403,579	4,718,176

Selling, general and administrative expense	5,888,675	5,571,902
Acquisition related costs	358,477	57
Operating income (loss)	1,156,427	(853,783)
Other expense (income)
Interest expense	180,315	281,296
Change in fair value of interest rate swaps	(41,430)	293,653
Other, net	(34,395)	—

Income (loss) before income taxes	1,051,937	(1,428,732)
Provision for (benefit from) income taxes	316,000	(62,000)

Net income (loss)	$735,937	$(1,366,732)

Net income (loss) per common share from operations:
Basic	$0.08	$(0.16)
Diluted	$0.08	$(0.16)

Weighted average shares outstanding:
Basic	8,673,799	8,634,563
Dilutive effect from stock options and grants	34,325	—
Diluted	8,708,124	8,634,563

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	Mar 31, 2017	Mar 31, 2016
Operating activities
Net income (loss)	$735,937	$(1,366,732)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	1,086,445	1,108,229
Amortization expense	595,280	614,945
Non-cash interest expense on debt issuance costs	13,610	16,637
Deferred income taxes	(128,736)	1,621,685
Reduction of losses on accounts receivable	(61,000)	(36,981)
Provision for (reduction of) losses on inventories	236,855	(149,526)
Gain on sale of property, plant and equipment	—	(21,560)
Amortization of gain on sale-leaseback	(83,569)	—
Deferred rent adjustment on sale-leaseback	101,633	—
Change in cash value of life insurance	—	(18,000)
Change in fair value of interest rate swap	(41,430)	293,653
Change in environmental reserves	10,157	11,325
Employee stock option and grant compensation	119,843	99,992
Changes in operating assets and liabilities:
Accounts receivable	(7,801,127)	(2,428,383)
Inventories	(2,395,295)	3,518,504
Other assets and liabilities, net	404,156	220,414
Accounts payable	(220,733)	(1,731,696)
Accrued expenses	103,473	(1,709,867)
Accrued income taxes	428,014	(2,010,017)
Net cash used in continuing operating activities	(6,896,487)	(1,967,378)
Net cash used in discontinued operating activities	—	(218,539)
Net cash used in operating activities	(6,896,487)	(2,185,917)
Investing activities
Purchases of property, plant and equipment	(1,164,628)	(720,325)
Proceeds from sale of property, plant and equipment	—	55,463
Acquisitions	(12,830,712)	—
Net cash used in investing activities	(13,995,340)	(664,862)
Financing activities
Net borrowings from line of credit	21,168,740	4,118,820
Payments on long-term debt	—	(1,133,476)
Payments on capital lease obligation	(21,246)	(16,306)
Purchase of common stock	—	(253,889)
Net cash provided by financing activities	21,147,494	2,715,149
Increase (decrease) in cash and cash equivalents	255,667	(135,630)
Cash and cash equivalents at beginning of period	62,873	391,424
Cash and cash equivalents at end of period	$318,540	$255,794

Supplemental disclosure
Cash paid during the year for:
Interest	$113,303	$262,098
Income taxes	$23,665	$310,400

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2017

Unless indicated otherwise, the terms "Company," "we," "us," and "our" refer to Synalloy Corporation and its consolidated subsidiaries.

NOTE 1--BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included as required by Regulation S-X, Rule 10-01. Operating results for the three month periods ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2016.

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
In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting (Topic 718)." The amendments in this updated guidance include changes to simplify the Codification for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows and is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company implemented this standard on January 1, 2017 and it did not have a material effect on the Company's consolidated financial statements.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2017

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definiton of a Business" which provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017. The Company did not elect to early adopt the provisions of this ASU and does not believe its implementation will have a material effect on the Company's consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment," which requires an entity to no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019. The Company elected to early adopt the provisions of this ASU in the quarterly period ending March 31, 2017. The implementation of this ASU did not have a material effect on the Company's consolidated financial statements.

NOTE 3--INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Cost is determined by either specific identification or weighted average methods. The components of inventories are as follows:

	Mar 31, 2017	Dec 31, 2016
Raw materials	$31,683,122	$31,973,073
Work-in-process	11,948,944	9,897,857
Finished goods	24,759,883	18,928,579
	$68,391,949	$60,799,509

NOTE 4--INTANGIBLE ASSETS AND DEFERRED CHARGES
Deferred charges and intangible assets totaled $21,700,000 at March 31, 2017 and $20,708,000 at December 31, 2016. Accumulated amortization of deferred charges and intangible assets totaled $8,861,000 at March 31, 2017 and $8,253,000 at December 31, 2016. Estimated amortization expense for the next five years is: remainder of 2017 - $1,889,000; 2018 - $2,344,000; 2019 - $2,156,000; 2020 - $1,998,000; 2021 - $1,899,000; and thereafter - $2,553,000.

NOTE 5--STOCK OPTIONS AND RESTRICTED STOCK

During the first three months of 2017, no stock options were exercised by officers and employees of the Company. Stock compensation expense for the three-month period ended March 31, 2017 and March 31, 2016 was approximately $120,000 and $100,000, respectively.

On February 8, 2017, the Compensation & Long-Term Incentive Committee of the Company's Board of Directors approved stock grants under the Company's 2015 Stock Awards Plan to certain management employees of the Company where 44,687 shares with a market price of $12.30 per share were granted under the Plan. The stock awards vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant from shares held in treasury with the Company. In order for the awards to vest, the employee must be in the continuous employment of the Company since the date of the award. Any portion of an award that has not vested is forfeited upon termination of employment. The Company may terminate any portion of the award that has not vested upon an employee's failure to comply with all conditions of the award or the 2015 Stock Awards Plan. An employee is not entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable.
The diluted earnings per share calculations exclude the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. For the three months ended March 31, 2017 and March 31, 2016 the Company had weighted average shares of common stock, in the form of stock grants and options, of 227,643 and 269,344, respectively, which were not included in the diluted earnings per share calculation as their effect was anti-dilutive.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2017

NOTE 6--INCOME TAXES
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal examinations for years before 2014 or state income tax examinations for years before 2012.
The effective tax rate was 30 percent for the three-month period ended March 31, 2017. The 2017 effective tax rate was lower than the statutory rate of 34 percent primarily due to state tax expense and other permanent differences, including the manufacturer's exemption. The effective tax rate of four percent for the three-month period ended March 31, 2016 was lower than the 34 percent statutory rate primarily due to state tax expense and permanent differences reducing the amount of tax benefit of the pre-tax loss for that period. The year over year change in the effective rate is primarily related to the difference in the Company’s operating results combined with the effect that the permanent differences had on the effective tax rate calculation, especially in the prior year.

NOTE 7--SEGMENT INFORMATION

The following table summarizes certain information regarding segments of the Company's operations:

	Three Months Ended
	Mar 31, 2017	Mar 31, 2016
Net sales
Metals Segment	$29,710,000	$23,962,000
Specialty Chemicals Segment	12,494,000	12,350,000
	$42,204,000	$36,312,000
Operating income (loss)
Metals Segment	$1,565,000	$(771,000)
Specialty Chemicals Segment	1,508,000	1,210,000
	3,073,000	439,000
Unallocated straight line lease cost	102,000	—
Unallocated corporate expenses	1,457,000	1,293,000
Acquisition related costs	358,000	—
Operating income (loss)	1,156,000	(854,000)
Interest expense	180,000	281,000
Change in fair value of interest rate swap	(41,000)	294,000
Other income	(35,000)	—

Income (loss) from operations before income taxes	$1,052,000	$(1,429,000)

	As of
	Mar 31, 2017	Dec 31, 2016
Identifiable assets
Metals Segment	$136,303,000	$109,689,000
Specialty Chemicals Segment	24,854,000	22,908,000
Corporate	3,705,000	6,041,000
	$164,862,000	$138,638,000

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2017

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
Estimates of fair value using levels 2 and 3 may require judgments as to the timing and amount of cash flows, discount rates, and other factors requiring significant judgment, and the outcomes may vary widely depending on the selection of these assumptions. The Company's most significant fair value estimates as of March 31, 2017 relate to the purchase price allocation relating to the acquisition of the stainless steel operations of Marcegaglia USA, Inc. ("MUSA"), contingent consideration liability, testing goodwill for impairment, the interest rate swap and disclosures of the fair values of financial instruments.
As of March 31, 2017 and December 31, 2016, the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and borrowings under the Company's bank debt, which are based on variable interest rates, approximate their fair value.
The Company has one Level 2 financial instrument. It is classified as Level 2 as it is not actively traded and is valued using pricing models that use observable market inputs. The fair value of the interest rate swap contract entered into on August 21, 2012 was an asset of $72,000 and $31,000 at March 31, 2017 and December 31, 2016, respectively. The interest rate swap was priced using discounted cash flow techniques which are corroborated by using non-binding market prices. Changes in its fair value were recorded to other income (expense) with corresponding offsetting entries to long-term assets or liabilities, as appropriate. Significant inputs to the discounted cash flow model include projected future cash flows based on projected one-month LIBOR and the average margin for companies with similar credit ratings and similar maturities. The fair value of this interest rate swap contract approximates its carrying value.
The fair value of contingent consideration liabilities ("earn-out") resulting from the MUSA acquisition discussed in Note 9 is classified as Level 3. The fair value was estimated by applying the Monte Carlo Simulation approach using management's projection of pounds shipped and price per unit. Each quarter-end the Company re-evaluates its assumptions and adjusts to the estimated present value of the expected payments to be made.
The following table presents a summary of changes in fair value of the Company's Level 3 liability during the period:

Level 3 Inputs
Balance at December 31, 2016	$—
Present value of the earn-out liability associated with the MUSA acquisition	3,604,330
Change in fair value during the period	17,286
Balance at March 31, 2017	$3,621,616
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 in the three-month period ended March 31, 2017 or year ended December 31, 2016. During the first three months of 2017, there have been no changes in the fair value methodologies used by the Company.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2017

NOTE 9--ACQUISITIONS
Acquisition of the Stainless Pipe and Tube Assets of Marcegaglia USA, Inc.
On December 9, 2016, the Company's subsidiary Bristol Metals, LLC ("BRISMET"), entered into a definitive agreement to acquire the stainless steel pipe and tube assets of Marcegaglia USA, Inc. ("MUSA") located in Munhall, PA (the "MUSA Stainless Acquisition") to enhance its on-going business with additional capacity and technological advantages. The transaction closed on February 28, 2017 and was funded through an increase to the Company's current credit facility (See Note 10). The purchase price for the transaction, which excludes real estate and certain other assets, totaled approximately $14,954,000. The assets purchased from MUSA include inventory, production and maintenance supplies and equipment. In accordance with the agreement, on December 9, 2016, BRISMET entered into an escrow agreement and deposited $3,000,000 into the escrow fund. The deposit was remitted to MUSA at the close of the transaction and was reflected as a credit against the purchase price.
The transaction is being accounted for using the acquisition method of accounting for business combinations. Under this method, the total consideration transferred to consummate the acquisition is allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the closing date of the acquisition. The acquisition method of accounting requires extensive use of estimates and judgments to allocate the consideration transferred to the identifiable tangible and intangible assets, if any, acquired and liabilities assumed. Because the acquisition closed on February 28, 2017, the allocation of the consideration transferred in the consolidated financial statements is preliminary and will be adjusted upon completion of the final valuation of the assets acquired and liabilities assumed. Such adjustments could be significant. The final valuation is expected to be completed as soon as practicable but no later than twelve months after the closing date of the acquisition.
MUSA will receive quarterly earn-out payments for a period of four years following closing. Aggregate earn-out payments will be at least $3,000,000, with no maximum. Actual payouts will equate to three percent of BRISMET’s incremental revenue, if any, from the amount of small diameter stainless steel pipe and tube (outside diameter of ten inches or less) sold. As of February 28, 2017, the Company forecasted earn out payments to be $4,063,000, which was discounted to a present value of $3,604,000 using a discount rate applicable to future revenue of five percent. In determining the appropriate discount rate to apply to the contingent payments, the risk associated with the functional form of the earn-out, the credit risk associated with the payment of the earn-out and the methodology to quantify the earn-out were all considered. The fair value of the contingent consideration was estimated by applying the Monte Carlo Simulation approach using management's estimates of pounds shipped. At March 31, 2017, the fair value of the earn-out totaled $3,622,000 with $722,000 of this liability classified as a current liability since the payments will be made quarterly.
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

A summary of sources and uses of proceeds for the acquisition is as follows:

Sources of Funds:
Borrowings from revolving line of credit	$14,953,513
Total sources of funds	$14,953,513

Uses of Funds:
Acquisition of MUSA stainless manufacturing equipment and inventory	$14,953,513
Total uses of funds	$14,953,513

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2017

The total purchase price allocated to BRISMET'S Munhall facility's net tangible and identifiable intangible assets based on their estimated fair values as of February 28, 2017 for purposes of the consolidated financial statements. These amounts are subject to change based on the results of the final valuations of assets acquired and liabilities assumed, which are expected to be completed within the twelve months following the acquisition. The fair value assigned to the customer list intangible will be amortized on an accelerated basis over 15 years. The excess of the consideration transferred over the fair value of the net tangible and identifiable intangible assets is reflected as goodwill. Goodwill consists of manufacturing cost synergies expected from combining MUSA's laser mill capabilities with BRISMET's current operations. All of the goodwill recognized was assigned to the Company's Metals Segment and is expected to be deductible for income tax purposes. The preliminary allocation of the total consideration paid to the fair value of the assets acquired and liabilities assumed as of February 28, 2017 is as follows:

Inventories	$5,434,000
Other current assets - production and maintenance supplies	1,548,701
Property, plant and equipment	7,576,733
Customer list intangible	992,000
Goodwill	3,589,342
Contingent consideration	(3,604,330)
Other liabilities assumed	(582,933)
$14,953,513
BRISMET's Munhall facility's results of operations since acquisition are reflected in the Company's consolidated statements of operations. The amount of BRISMET's Munhall facility's revenues and pre-tax earnings included in the consolidated statements of operations for the three months ended March 31, 2017 was $1,112,000 for revenues and $179,000 for income before taxes. The following unaudited pro-forma information is provided to present a summary of the combined results of the Company's operations with BRISMET's Munhall facility as if the acquisition had occurred on January 1, 2016. The unaudited pro-forma financial information is for information purposes only and is not necessarily indicative of what the results would have been had the acquisition been completed on the date indicated above.

Pro-Forma (Unaudited)
	Three Months Ended
	Mar 31, 2017	Mar 31, 2016
Pro-forma revenues	$47,128,000	$41,473,000
Pro-forma net income (loss)	584,000	(1,543,000)
Earnings (loss) per share:
Basic	$0.07	$(0.18)
Diluted	$0.07	$(0.18)
The pro-forma calculation excludes non-recurring acquisition costs of $358,000 which were incurred by the Company during 2017. These expenditures included $160,000 for professional fees associated with the preparation and audit of MUSA's historical carved out stainless steel financial statements and intangible assets identification and valuation, $139,000 of travel costs, $21,000 of legal fees and $38,000 of other miscellaneous costs. MUSA's historical financial results were adjusted for both years to eliminate interest expense charged by the prior owner. Pro-forma net income was reduced for both years for the amount of amortization on MUSA's customer list intangible and an estimated amount of interest expense associated with the additional line of credit borrowings.

NOTE 10--LONG-TERM DEBT
Pursuant to the Credit Agreement in place with the Company's bank, the Company is subject to certain covenants under the Credit Agreement including maintaining a minimum fixed charge coverage ratio and a limitation on the Company’s maximum amount of capital expenditures per year, which is in line with currently projected needs. At March 31, 2017, the Company was in compliance with all debt covenants.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2017

NOTE 11--CONTINGENCIES
The Company is from time-to-time subject to various claims, possible legal actions for product liability and other damages, and other matters arising out of the normal conduct of the Company's business.
In January 2014, a Metals Segment customer filed suit against Palmer and Synalloy and another unrelated defendant in Texas state court alleging breach of warranty, among other claims. The plaintiff’s claim for damages did not state a dollar amount. This matter arose out of products manufactured and sold by Palmer prior to the Company’s acquisition of all of Palmer's outstanding stock in August 2012. In August and September 2016, the parties to the lawsuit tried the matter in a bench trial in the District Court of Harris County, Texas, 333rd Judicial District (the “Court”). On December 31, 2016 (but made available to the parties to the lawsuit on January 3, 2017), the Court entered final judgment in favor of the Plaintiff and Synalloy and against Palmer. The Court ordered Palmer to pay the Plaintiff approximately $8,600,000 in damages, plus pre- and post-judgment interest, and approximately $1,040,000 in attorneys’ fees. The Court ruled Synalloy has no liability to the Plaintiff. Palmer filed a motion for a new trial with the Court at the end of January 2017, which the court denied. Palmer is currently proceeding with an appeal of the matter. The former shareholders of Palmer are contractually bound, pursuant to the Stock Purchase Agreement by and among Synalloy and the former shareholders dated August 10, 2012, to hold harmless and indemnify Synalloy and Palmer from any and all costs and damages, including the judgment described above and all associated attorneys' fees, arising out of this matter. At December 31, 2016, the Company recorded $11,000,000 in accrued expenses and current assets to reflect the legal liability and corresponding indemnified receivable due from the former shareholders of Palmer. At March 31, 2017, there were no changes in the amounts recorded for the legal liability and indemnified receivable.
Other than the matters discussed in this note, management is not currently aware of any other asserted or unasserted matters which could have a material effect on the financial condition or results of operations of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is management's discussion of certain significant factors that affected the Company during the three period ended March 31, 2017.
Consolidated net sales for the first quarter of 2017 were $42,204,000, an increase of $5,892,000 or 16 percent when compared to net sales for the first quarter of 2016 of $36,312,000. For the first quarter of 2017, the Company recorded net income of $736,000, or $0.08 per share, compared to a net loss of $1,367,000 or $0.16 loss per share for the same quarter in the prior year.
Metals Segment
Metals Segment sales for the first quarter of 2017 totaled $29,710,000, an increase of $5,748,000 or 24 percent from the first quarter of 2016.

a)
The order activity across the businesses in the Metals Segment showed substantial improvement and that has continued into April. Orders for our heavy wall seamless carbon pipe were up 63 percent over the first quarter of last year. This increase reflects a 63 percent increase in number of pounds sold combined with an unchanged average selling price. About 95 percent of these orders were shipped within 24 hours of receipt. Our Houston distribution center saw sales more than triple from the previous year, reflecting stronger demand in the oil and gas market. Similar dynamics drove increases for stainless steel pipe sales, which increased by nine percent from the Bristol facility and a total of 16 percent with the addition of our new Munhall facility, for the first quarter of 2017 when compared to the prior year. The sales increase for the first quarter was comprised of a 15 percent increase in the number of pounds sold and a one percent increase in average selling price.

b)
Storage tank and vessel sales increased 20 percent for the first quarter 2017 when compared to the same period for the prior year, with the backlog at the end of the quarter in excess of $13,000,000. The sales increase for the first quarter when compared to the prior year was comprised of a one percent decrease in number of tanks sold combined with a 21 percent increase in average selling price.

The Metals Segment's operating income increased $2,336,000 to $1,565,000 for the first quarter of 2017 compared to an operating loss of $771,000 for the first quarter of 2016. Current year operating results was affected by the following factors:

a)
As a result of nickel prices being higher and more stabilized than during the early part of 2016, the Company experienced a significant improvement in margins, with a positive Inventory Pricing Change in the first quarter of 2017 of $930,000, compared to a negative Inventory Pricing Change of $2,124,000 for the first quarter of 2016.

Inventory Pricing Change is the amount that profits would improve (decline) if metal and alloy pricing indices were neutral period to period, and

b)
Improved contribution margin due to higher volumes across all segments as continued oil and gas prices, as well as improved levels of customer spending across all industrial classes, had a favorable effect on sales and profits for our storage tank and carbon pipe distribution facilities, as well as our stainless steel welded pipe markets.

On February 28, 2017, the Company closed on an Asset Purchase Agreement for the welded stainless steel pipe and tube operations of Marcegaglia USA, Inc., a Pennsylvania corporation, located in Munhall, Pennsylvania ("MUSA Stainless"). The acquisition included primarily the stainless steel pipe and tube manufacturing equipment and inventory assets of the business. The total purchase price totaled approximately $14,954,000 and was funded by an increase in the Company's revolving line of credit. The financial results for the MUSA Stainless operations since acquisition (sales of $1,112,000 and income before taxes of $179,000) are included in the first quarter 2017 operating results of the Company's Metal Segment.
Specialty Chemicals Segment
Sales for the Specialty Chemicals Segment in the first quarter of 2017 were $12,494,000, representing a $144,000 or one percent increase from the same quarter of 2016. The first quarter sales increase was comprised of a twelve percent decrease in pounds sold and a 13 percent increase in average selling price when compared to the same period of the prior year. Sales were affected during the first quarter 2017 by:
a) Higher sales, and better product mix due to stronger overall business demand as compared to the prior year; and
b) Higher selling prices per pound for oil based products. With the increase in oil prices, the Segment's raw material costs increased, which resulted in higher passed through material value as part of the billed selling prices.
Operating income for the Specialty Chemicals Segment for the first quarter of 2017 increased $298,000 to $1,508,000 from $1,210,000 for same period in 2016. The increase in operating income for the quarter was directly related to the higher sales levels and pricing realizations per pound approximately 15 percent higher than the same period in 2016.

Other Items
Consolidated selling, general and administrative expenses increased six percent to $5,889,000, or 14 percent of sales, from $5,572,000, 15 percent of sales, for the first quarter of 2017 compared to the first quarter of 2016. The increase resulted mainly from higher performance based bonuses which increased $250,000.
Acquisition costs for 2017 of $446,000 ($358,000 in unallocated SG&A and $88,000 in Metals Segment cost of sales), resulted from costs associated with the MUSA Stainless Acquisition.
Interest expense was $180,000 and $281,000 for the first quarters of 2017 and 2016, respectively. Interest expense decreased during 2017 as the Company used the proceeds from the September 30, 2016 sale-leaseback transaction to pay off the remaining term loan and lower the outstanding balance of the revolving line of credit.
The change in fair value of the interest rate swap contract(s) decreased unallocated expenses for the first quarter of 2017 by $41,000 and increased unallocated expenses by $294,000 for the first quarter of 2016. During the third quarter of 2016, the swap contract entered into on September 3, 2013 was settled leaving only the swap contract entered into on August 12, 2012 outstanding as of March 31, 2017.
The effective tax rate was 30 percent for the three-month period ended March 31, 2017. The 2017 effective tax rate was lower than the statutory rate of 34 percent primarily due to state tax expense and other permanent differences, including the manufacturer’s exemption. The effective tax rate of four percent for the three-month period ended March 31, 2016 was lower than the 34 percent statutory rate primarily due to state tax expense and permanent differences reducing the amount of tax benefit of the pre-tax loss for that period. The year over year change in the effective rate is primarily related to the difference in the Company’s operating results combined with the effect that the permanent differences had on the effective tax rate calculation, especially in the prior year.
The Company's cash balance increased $256,000 from $63,000 at the end of 2016 to $319,000 as of March 31, 2017 and is comprised of the following:

a)	On February 28, 2017, the Company completed the MUSA Stainless Acquisition;

b)
Net accounts receivable increased $8,014,000 at March 31, 2017 when compared to the prior year end, which resulted from a seven percent increase in sales for the last two months of the first quarter 2017 compared to the last two months of the fourth quarter 2016. Also, days sales outstanding, calculated using a three-month average basis, decreased six days to 45 days outstanding at the end of the first quarter 2017 from 51 days outstanding at the end of 2016;

c)
Net inventories, after reflecting the $5,434,000 of inventory obtained in the MUSA Stainless Acquisition, increased $2,158,000 million at March 31, 2017 to support the Company's recent sales trends. Inventory turns increased from 1.90 turns at December 31, 2016, calculated on a three-month average basis, to 2.14 turns at March 31, 2017; and

d)	Capital expenditures for the first quarter of 2017 were $1,165,000.
The Company drew $21,169,000 against its line of credit during the first quarter 2017 and had $29,973,000 of borrowings outstanding as of March 31, 2017. Covenants under the Credit Agreement include maintaining a minimum fixed charge coverage ratio and a limitation on the Company’s maximum amount of capital expenditures per year, which is in line with currently projected needs. The Company was in compliance with all covenants as of March 31, 2017.
Outlook
Order activity across the Metals Segment has been trending positively for better than four months now. Should that pattern hold, we would expect to exceed our original forecast for 2017. Nickel prices have weakened somewhat over the past two months and June surcharges are projected to be about eight percent lower than April. With nickel in the $4.25 per pound range, it is again approaching historical lows. WTI prices continue to average about $50 per barrel, which we believe is sufficient to support recent activity. Half of the nation’s active drilling rigs are now located in the Permian Basin. The Permian is expected to be the only basin in the United States to show increased production for 2017. We are making good progress on the chemical product pipeline and should show sequential and year over year quarterly improvement for the balance of this year.
Toward the continuing pursuit of profit improvement, the management team recently completed a review of all salaried positions across the entire company. We did this in conjunction with the full implementation of “One Synalloy,” our ERP platform, which is allowing us to operate in a more centralized, efficient manner. In addition, over the past several quarters we added staff to backfill for several upcoming retirements. Over the next two quarters, we expect these moves to reduce SG&A expenses on an annualized basis from the first quarter level by approximately $1,400,000.
We also continue to be very active in the pursuit of acquisitions and are seeing increased deal flow. Typically, this occurs after we announce a transaction, as we did with the Marcegaglia Stainless Acquisition in the first quarter. We will remain disciplined and target only those companies that we believe are an excellent fit and that can be accretive to our results in the first year.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks
Information about the Company's exposure to market risk was disclosed in its Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission on March 14, 2017. There have been no material quantitative or qualitative changes in market risk exposure since the date of that filing.

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

PART II

Item 1. Legal Proceedings
It is not unusual for us and our subsidiaries to be involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business involving, among other things, product liability, commercial, employment, workers' compensation, and environmental matters. We establish reserves in a manner that is consistent with accounting principles generally accepted in the United States for costs associated with such matters when a liability is probable and those costs are capable of being reasonably estimated. We cannot predict with any certainty the outcome of these unresolved legal actions or the range of possible loss or recovery. Based on current information, however, we believe that the eventual outcome of these unresolved legal actions, either individually or in the aggregate, will not have a material adverse effect on our financial position, results of operations or cash flows. There were no material changes in our Legal Proceedings, as discussed in Part I, Item 3 in the Company's Form 10-K for the period ending December 31, 2016, other than those discussed in Note 11 in Part I, Item 1 of this quarterly report.

Item 1A. Risk Factors
There were no material changes in our assessment of risk factors as discussed in Part I, Item 1A in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Jan 1, 2017 - Mar 31, 2017	—	$—	—	870,100
Total	—		—
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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description
10.1	First Amendment to the 2015 Stock Awards Plan dated May 1, 2017
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
31.3	Rule 13a-14(a)/15d-14(a) Certification of the Chief Accounting Officer
32	Certifications Pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNALLOY CORPORATION
(Registrant)

Date: May 9, 2017	By:	/s/ Craig C. Bram
Craig C. Bram
President and Chief Executive Officer
(principal executive officer)

Date: May 9, 2017	By:	/s/ Dennis M. Loughran
Dennis M. Loughran
Senior Vice President and Chief Financial Officer
(principal financial officer)

Date: May 9, 2017	By:	/s/ Richard D. Sieradzki
Richard D. Sieradzki
Chief Accounting Officer
(principal accounting officer)