Form 10-Q
period 2017-06-30
SYNALLOY CORP
filed 2017-08-08
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
The number of shares outstanding of the registrant's common stock as of August 4, 2017 was 8,716,893.

Synalloy Corporation
Index

PART I	FINANCIAL INFORMATION
	Item 1.	Financial Statements
Condensed consolidated balance sheets - June 30, 2017 and December 31, 2016
Condensed consolidated statements of operations - Three-month and six-month periods ended June 30, 2017 and June 30, 2016
Condensed consolidated statements of cash flows - Six-month periods ended June 30, 2017 and June 30, 2016
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
Signatures and Certifications

PART I
Item 1. FINANCIAL STATEMENTS
Synalloy Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	Jun 30, 2017	Dec 31, 2016
Assets
Current assets
Cash and cash equivalents	$52,707	$62,873
Accounts receivable, less allowance for doubtful accounts
of $5,502 and $82,000, respectively	30,241,313	18,028,946
Inventories	71,286,219	60,799,509
Prepaid expenses and other current assets	7,295,441	7,272,569
Investments	4,387,500	—
Indemnified contingency - see Note 11	11,064,542	11,339,888
Total current assets	124,327,722	97,503,785

Property, plant and equipment, net of accumulated
depreciation of $47,764,504 and $45,219,309 respectively	35,481,396	27,324,092
Goodwill	6,003,525	1,354,730
Intangible assets, net of accumulated amortization
of $9,347,987 and $8,148,162, respectively	12,101,013	12,308,838
Deferred charges, net and other non-current assets	107,998	146,618
Total assets	$178,021,654	$138,638,063

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$21,793,629	$16,684,508
Accrued expenses	20,339,950	16,087,434
Total current liabilities	42,133,579	32,771,942

Long-term debt	33,045,350	8,804,206
Deferred income taxes	1,348,261	1,609,492
Long-term portion of deferred gain on sale-leaseback	6,100,487	6,267,623
Long-term portion of earn-out liability	3,487,502	—
Other long-term liabilities	798,444	592,245

Shareholders' equity
Common stock, par value $1 per share - authorized 24,000,000 shares; issued 10,300,000 shares	10,300,000	10,300,000
Capital in excess of par value	34,912,908	34,714,206
Retained earnings	59,467,952	57,936,533
Accumulated other comprehensive income	366,346	—
	105,047,206	102,950,739
Less cost of common stock in treasury: 1,583,107 and 1,630,690 shares, respectively	13,939,175	14,358,184
Total shareholders' equity	91,108,031	88,592,555
Commitments and contingencies – See Note 11
Total liabilities and shareholders' equity	$178,021,654	$138,638,063

Note: The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date.

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Net sales	$51,511,045	$34,906,668	$93,714,624	$71,218,680

Cost of sales	43,333,118	30,909,074	78,133,119	62,502,910

Gross profit	8,177,927	3,997,594	15,581,505	8,715,770

Selling, general and administrative expense	6,281,988	5,654,659	12,170,664	11,226,561
Acquisition related costs	386,519	75,000	744,996	75,057
Operating income (loss)	1,509,420	(1,732,065)	2,665,845	(2,585,848)
Other expense (income)
Interest expense	341,005	268,143	521,320	549,439
Change in fair value of interest rate swaps	16,927	98,187	(24,503)	391,840
Earn-out adjustment	(3,391)	—	(3,391)

Income (loss) from continuing operations before income taxes	1,154,879	(2,098,395)	2,172,419	(3,527,127)
Provision for (benefit from) income taxes	325,000	(515,000)	641,000	(577,000)

Net income (loss) from continuing operations	829,879	(1,583,395)	1,531,419	(2,950,127)
Net loss from discontinued operations, net of tax	—	(99,334)	—	(99,334)

Net income (loss)	$829,879	$(1,682,729)	$1,531,419	$(3,049,461)

Other comprehensive income, net of tax:
Unrealized gains on available for sale securities, net of tax	366,346	—	366,346	—
Other comprehensive income	366,346	—	366,346	—
Comprehensive income (loss)	$1,196,225	$(1,682,729)	$1,897,765	$(3,049,461)

Net income (loss) per common share from continuing operations:
Basic	$0.10	$(0.18)	$0.18	$(0.34)
Diluted	$0.10	$(0.18)	$0.18	$(0.34)

Net loss per common share from discontinued operations:
Basic	$—	$(0.01)	$—	$(0.01)
Diluted	$—	$(0.01)	$—	$(0.01)

Net income (loss) income per common share:
Basic	$0.10	$(0.19)	$0.18	$(0.35)
Diluted	$0.10	$(0.19)	$0.18	$(0.35)

Weighted average shares outstanding:
Basic	8,699,488	8,638,584	8,686,714	8,636,574
Dilutive effect from stock options and grants	23,650	—	17,616	—
Diluted	8,723,138	8,638,584	8,704,330	8,636,574

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	Jun 30, 2017	Jun 30, 2016
Operating activities
Net income (loss)	$1,531,419	$(3,049,461)
Loss from discontinued operations, net of tax	—	99,334
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	2,545,195	2,279,954
Amortization expense	1,211,225	1,229,892
Non-cash interest expense on debt issuance costs	27,219	27,734
Deferred income taxes	(450,864)	1,621,686
Reduction of losses on accounts receivable	(18,958)	(27,043)
Provision for losses on inventories	229,044	228,126
Gain on sale of property, plant and equipment	—	(45,429)
Amortization of gain on sale-leaseback	(167,136)	—
Deferred rent adjustment on sale-leaseback	203,265	—
Change in cash value of life insurance	—	1,502
Change in fair value of interest rate swaps	(24,503)	391,839
Change in environmental reserves	15,298	21,458
Issuance of treasury stock for director fees	287,475	330,000
Employee stock option and grant compensation	330,238	189,257
Changes in operating assets and liabilities:
Accounts receivable	(12,193,408)	(836,548)
Inventories	(5,281,753)	4,046,907
Other assets and liabilities, net	(526,153)	(369,588)
Accounts payable	5,109,121	2,224,755
Accrued expenses	2,166,968	(3,064,961)
Accrued income taxes	(560,732)	(3,081,713)
Net cash (used in) provided by continuing operating activities	(5,567,040)	2,217,701
Net cash used in discontinued operating activities	—	(538,886)
Net cash (used in) provided by operating activities	(5,567,040)	1,678,815
Investing activities
Purchases of property, plant and equipment	(2,831,976)	(1,740,548)
Proceeds from sale of property, plant and equipment	—	100,363
Purchases of available for sale securities	(3,831,521)	—
Acquisition of the stainless pipe and tube assets of Marcegaglia USA, Inc.	(11,953,513)	—
Proceeds from life insurance policies	—	1,502,283
Net cash used in investing activities	(18,617,010)	(137,902)
Financing activities
Net borrowings from line of credit	24,241,144	2,743,702
Payments on long-term debt	—	(2,239,218)
Payments on capital lease obligation	(67,260)	(32,736)
Purchase of common stock	—	(253,889)
Net cash provided by financing activities	24,173,884	217,859
(Decrease) increase in cash and cash equivalents	(10,166)	1,758,772
Cash and cash equivalents at beginning of period	62,873	391,424
Cash and cash equivalents at end of period	$52,707	$2,150,196

Supplemental disclosure
Cash paid during the year for:
Interest	$345,009	$497,722
Income taxes	$1,659,565	$875,015

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2017

Unless indicated otherwise, the terms "Company," "we," "us," and "our" refer to Synalloy Corporation and its consolidated subsidiaries.

NOTE 1--BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included as required by Regulation S-X, Rule 10-01. Operating results for the three and six month periods ended June 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2016.

NOTE 2--RECENTLY ISSUED ACCOUNTING STANDARDS
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)", which changes the criteria for recognizing revenue. The standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard requires a five-step process for recognizing revenue including identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies a performance obligation. Two transition methods are available for implementing the requirements of ASU 2014-09: retrospectively for each prior reporting period presented or retrospectively with the cumulative effect of initial application recognized at the date of initial application. The FASB has issued several amendments to the standard, which are intended to promote a more consistent application of the principles outlined in the standard. The new standard is effective for the Company for annual periods in fiscal years beginning after December 15, 2017. The company plans to adopt the new guidance in the first quarter of 2018.
The Company is currently assessing the impact the new standard will have on the consolidated financial statements as well as its business processes, internal controls, and accounting policies. As part of its assessment, the Company is reviewing its contract portfolio and identifying which attributes of its contracts are impacted by ASU 2014-09. Based on the assessment performed as of June 30, 2017, the company does not believe the standard will have a material impact on consolidated financial statements, other than for the disclosures required by the standard, as a result of the Company being a manufacturer that records revenue at a single point in time when control is transferred. The Company also has no significant long-term contracts, which would require revenue be recognized over a period of time in excess of one year. In addition, based on initial results of the assessment performed as of June 30, 2017, the company plans to apply the standard retrospectively for each prior reporting period presented.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” to increase the transparency and comparability of lease recognition and disclosure. For lessors, the update makes targeted changes to the classification criteria and the lessor accounting model to align the guidance with the new lessee model and revenue guidance. The update establishes a right of use ("ROU") model which requires lessees to recognize lease contracts with a term greater than one year on the balance sheet as ROU assets and lease liabilities. Leases will be classified as either financing or operating which will determine expense classification and recognition. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and must be applied using the modified retrospective approach. Early adoption is permitted. While the Company expects ASU 2016-02 to add material ROU assets and lease liabilities to the consolidated balance sheets related to its current land and building operating leases, it is evaluating other effects that the new standard will have on the consolidated financial statements.
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

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2017

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

NOTE 3--INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Cost is determined by either specific identification or weighted average methods. The components of inventories are as follows:

	Jun 30, 2017	Dec 31, 2016
Raw materials	$34,100,752	$31,973,073
Work-in-process	10,055,181	9,897,857
Finished goods	27,130,286	18,928,579
	$71,286,219	$60,799,509

NOTE 4--INTANGIBLE ASSETS AND DEFERRED CHARGES
Deferred charges and intangible assets totaled $21,700,000 at June 30, 2017 and $20,708,000 at December 31, 2016. Accumulated amortization of deferred charges and intangible assets totaled $9,491,000 at June 30, 2017 and $8,253,000 at December 31, 2016. Estimated amortization expense for the next five years is: remainder of 2017 - $1,265,000; 2018 - $2,339,000; 2019 - $2,156,000; 2020 - $1,997,000; 2021 - $1,899,000; and thereafter - $2,553,000.

NOTE 5--STOCK OPTIONS AND RESTRICTED STOCK

During the first six months of 2017, no stock options were exercised by officers and employees of the Company. Stock compensation expense for the three and six-month periods ended June 30, 2017 was approximately $210,000 and $330,000, respectively, while stock compensation expense for the three and six-month periods ended June 30, 2016 was approximately $91,000 and $189,000, respectively.

On February 8, 2017, the Compensation & Long-Term Incentive Committee (the "Committee") of the Company's Board of Directors approved stock grants under the Company's 2015 Stock Awards Plan to certain management employees of the Company where 44,687 shares with a market price of $12.30 per share were granted under the Plan. In connection with the stock awards amendment detailed in the following paragraph, these stock awards vest in 33 percent increments annually on a cumulative basis, beginning one year after the date of grant from shares held in treasury with the Company. In order for the awards to vest, the employee must be in the continuous employment of the Company since the date of the award. Any portion of an award that has not vested is forfeited upon termination of employment. The Company may terminate any portion of the award that has not vested upon an employee's failure to comply with all conditions of the award or the 2015 Stock Awards Plan. An employee is not entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2017

Effective May 1, 2017, the Company's Board of Directors approved the First Amendment to the 2015 Stock Awards Plan. The amendment grants the Committee the authority to establish and amend vesting schedules for stock awards made pursuant to the 2015 Stock Awards Plan. On May 9, 2017, the Committee approved the amendment of the vesting schedules for the May 5, 2016 and February 8, 2017 stock grants reducing the vesting period from five years to three years.
The diluted earnings per share calculations exclude the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. For the six months ended June 30, 2017 and June 30, 2016 the Company had weighted average shares of common stock, in the form of stock grants and options, of 144,064 and 269,344, respectively, which were not included in the diluted earnings per share calculation as their effect was anti-dilutive.

NOTE 6--INCOME TAXES
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal examinations for years before 2014 or state income tax examinations for years before 2012.
The effective tax rate was 28 percent and 30 percent for the three-month and six-month periods ended June 30, 2017, respectively. The 2017 effective tax rate was lower than the statutory rate of 34 percent primarily due to state tax expense and other permanent differences, including the manufacturer's exemption. The effective tax rate of 25 percent and 16 percent for the three-month and six-month periods ended June 30, 2016, respectively, was lower than the 34 percent statutory rate primarily due to state tax expense and a one-time permanent difference relating to cash surrender proceeds on certain life insurance policies reducing the amount of tax benefit of the pre-tax loss for that period.The year over year change in the effective rate is primarily related to the difference in the Company’s operating results combined with the effect that the permanent differences had on the effective tax rate calculation, especially in the prior year.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2017

NOTE 7--SEGMENT INFORMATION

The following table summarizes certain information regarding segments of the Company's operations:

	Three Months Ended		Six Months Ended
	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016
Net sales
Metals Segment	$39,088,000	$22,079,000	$68,798,000	$46,041,000
Specialty Chemicals Segment	12,423,000	12,828,000	24,917,000	25,178,000
	$51,511,000	$34,907,000	$93,715,000	$71,219,000
Operating income (loss)
Metals Segment	$2,359,000	$(1,649,000)	$3,924,000	$(2,421,000)
Specialty Chemicals Segment	1,138,000	1,322,000	2,645,000	2,532,000
	3,497,000	(327,000)	6,569,000	111,000
Unallocated straight line lease cost	101,000	—	203,000	—
Unallocated corporate expenses	1,499,000	1,330,000	2,955,000	2,622,000
Acquisition related costs	387,000	75,000	745,000	75,000
Operating income (loss)	1,510,000	(1,732,000)	2,666,000	(2,586,000)
Interest expense	341,000	268,000	521,000	549,000
Change in fair value of interest rate swaps	17,000	98,000	(24,000)	392,000
Earn-out adjustment	(3,000)	—	(3,000)	—

Income (loss) from continuing operations
before income taxes	$1,155,000	$(2,098,000)	$2,172,000	$(3,527,000)

	As of
	Jun 30, 2017	Dec 31, 2016
Identifiable assets
Metals Segment	$143,679,000	$109,689,000
Specialty Chemicals Segment	25,379,000	22,908,000
Corporate	8,964,000	6,041,000
	$178,022,000	$138,638,000

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

June 30, 2017

Level 3 - Unobservable inputs that are supported by little or no market activity for assets or liabilities and includes certain pricing models, discounted cash flow methodologies and similar techniques.
As of June 30, 2017 and December 31, 2016, the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and borrowings under the Company's bank debt, which are based on variable interest rates, approximate their fair value.
The Company owned 225,000 shares of a publicly traded company as of June 30, 2017. The securities are recorded at fair value and classified as available for sale. The securities are categorized as Level 1 financial instruments as quoted prices in active markets are available. The fair value of these securities as of June 30, 2017, was $4,387,500. During the second quarter of 2017, the Company had unrealized fair value gains on these securities of $555,979 offset by deferred taxes of $189,632. The net unrealized gains of $366,346 as of June 30, 2017, are excluded from earnings and recorded in accumulated other comprehensive income in the shareholders' equity section of the condensed balance sheet until realized.
Estimates of fair value using levels 2 and 3 may require judgments as to the timing and amount of cash flows, discount rates, and other factors requiring significant judgment, and the outcomes may vary widely depending on the selection of these assumptions. The Company's most significant fair value estimates as of June 30, 2017 and December 31, 2016 relate to the purchase price allocation relating to the acquisition of the stainless steel operations of Marcegaglia USA, Inc. ("MUSA"), contingent consideration liability, testing goodwill for impairment, the interest rate swap and disclosures of the fair values of financial instruments.
The Company has one interest rate swap contract, which is classified as a Level 2 financial instrument as it is not actively traded and is valued using pricing models that use observable market inputs. The fair value of the contract was an asset of $56,000 and $31,000 at June 30, 2017 and December 31, 2016, respectively. The interest rate swap was priced using discounted cash flow techniques which are corroborated by using non-binding market prices. Changes in its fair value were recorded to other income (expense) with corresponding offsetting entries to long-term assets or liabilities, as appropriate. Significant inputs to the discounted cash flow model include projected future cash flows based on projected one-month LIBOR and the average margin for companies with similar credit ratings and similar maturities. The fair value of this interest rate swap contract approximates its carrying value.
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
The following table presents a summary of changes in fair value of the Company's Level 3 liability during the period:

Level 3 Inputs
Balance at December 31, 2016	$—
Present value of the earn-out liability associated with the MUSA acquisition	4,663,783
Change in fair value during the period	85,787
Earn-out adjustment	(3,391)
Balance at June 30, 2017	$4,746,179
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 in the three-month period ended June 30, 2017 or year ended December 31, 2016. During the first six months of 2017, there have been no changes in the fair value methodologies used by the Company.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2017

NOTE 9--ACQUISITIONS
Acquisition of the Stainless Pipe and Tube Assets of Marcegaglia USA, Inc.
On December 9, 2016, the Company's subsidiary Bristol Metals, LLC ("BRISMET"), entered into a definitive agreement to acquire the stainless steel pipe and tube assets of MUSA located in Munhall, PA (the "MUSA Stainless Acquisition") to enhance its on-going business with additional capacity and technological advantages. The transaction closed on February 28, 2017 and was funded through an increase to the Company's current credit facility (See Note 10). The purchase price for the transaction, which excludes real estate and certain other assets, totaled approximately $14,954,000. The assets purchased from MUSA include inventory, production and maintenance supplies and equipment. In accordance with the agreement, on December 9, 2016, BRISMET entered into an escrow agreement and deposited $3,000,000 into the escrow fund. The deposit was remitted to MUSA at the close of the transaction and was reflected as a credit against the purchase price.
The transaction was accounted for using the acquisition method of accounting for business combinations. Under this method, the total consideration transferred to consummate the acquisition is allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the closing date of the acquisition. The acquisition method of accounting requires extensive use of estimates and judgments to allocate the consideration transferred to the identifiable tangible and intangible assets, if any, acquired and liabilities assumed. Since the acquisition closed on February 28, 2017, the allocation of the consideration transferred in the consolidated financial statements is preliminary and will be adjusted upon completion of the final valuation of the assets acquired and liabilities assumed. Such adjustments could be significant. The final valuation is expected to be completed as soon as practicable but no later than twelve months after the closing date of the acquisition ("measurement period").
MUSA will receive quarterly earn-out payments for a period of four years following closing. Aggregate earn-out payments will be at least $3,000,000, with no maximum. Actual payouts will equate to three percent of BRISMET’s incremental revenue, if any, from the amount of small diameter stainless steel pipe and tube (outside diameter of ten inches or less) sold. As of February 28, 2017, the acquisition date, the Company forecasted earn out payments to be $4,063,000, which was discounted to a present value of $3,604,000 using a discount rate applicable to future revenue of five percent. In determining the appropriate discount rate to apply to the contingent payments, the risk associated with the functional form of the earn-out, the credit risk associated with the payment of the earn-out and the methodology to quantify the earn-out were all considered. The fair value of the contingent consideration was estimated by applying the Monte Carlo Simulation approach using management's estimates of pounds shipped.
In the second quarter of 2017, Management adjusted the selling price used in the earn-out calculation associated with the MUSA Stainless acquisition. Since this adjustment was determined within the measurement period, the beginning earn-out liability and goodwill were increased by $1,059,453. Goodwill related to the MUSA Stainless Acquisition increased from $3,589,342 to $4,648,795 and the fair value on contingent consideration was increased from $3,604,330 to $4,663,783.
The total purchase price was allocated to BRISMET'S Munhall facility's net tangible and identifiable intangible assets based on their estimated fair values as of February 28, 2017. The finalization of these allocations are subject to change based on the results of the final review and acceptance of the independent appraiser’s valuation report, which is expected to be completed within the twelve months following the acquisition. The fair value assigned to the customer list intangible will be amortized on an accelerated basis over 15 years. The excess of the consideration transferred over the fair value of the net tangible and identifiable intangible assets and liabilities is reflected as goodwill. Goodwill consists of manufacturing cost synergies expected from combining MUSA's laser mill capabilities acquired as part of the MUSA Stainless Acquisition with BRISMET's current operations. All of the goodwill recognized was assigned to the Company's Metals Segment and is expected to be deductible for income tax purposes.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2017

The following table shows the initial estimate of value as reported at March 31, 2017 and revisions made during the second quarter of 2017:

	Initial		Revised
	estimate	Revisions	estimate
Inventories	$5,434,000	$—	$5,434,000
Other current assets - production and maintenance supplies	1,548,701	—	1,548,701
Property, plant and equipment	7,576,733	—	7,576,733
Customer list intangible	992,000	—	992,000
Goodwill	3,589,342	1,059,453	4,648,795
Contingent consideration	(3,604,330)	(1,059,453)	(4,663,783)
Other liabilities assumed	(582,933)	—	(582,933)
	$14,953,513	$—	$14,953,513
BRISMET's Munhall facility's results of operations since acquisition are reflected in the Company's consolidated statements of operations. The amount of BRISMET's Munhall facility's revenues and pre-tax earnings included in the consolidated statements of operations for the three months ended June 30, 2017 was $7,299,734 and $211,703, respectively. For the six-month period ending June 30, 2017, BRISMET's Munhall facility's revenues and pre-tax earnings were $8,411,926 and $390,896, respectively. The following unaudited pro-forma information is provided to present a summary of the combined results of the Company's operations with BRISMET's Munhall facility as if the acquisition had occurred on January 1, 2016. The unaudited pro-forma financial information is for information purposes only and is not necessarily indicative of what the results would have been had the acquisition been completed on the date indicated above. The three months ended June 30, 2017 are not presented as those results already include BRISMET's Munhall facility's results.

Pro-Forma (Unaudited)
		Three Months Ended
		Jun 30, 2016
Pro-forma revenues		$40,473,000
Pro-forma net income (loss)		(2,233,000)
Earnings (loss) per share:
Basic		$(0.26)
Diluted		$(0.26)

	Six Months Ended
	Jun 30, 2017	Jun 30, 2016
Pro-forma revenues	$98,639,000	$81,946,000
Pro-forma net income (loss)	1,425,000	(3,776,000)
Earnings (loss) per share:
Basic	$0.16	$(0.44)
Diluted	$0.16	$(0.44)
The pro-forma calculation excludes non-recurring acquisition costs of $745,000 which were incurred by the Company during 2017. The stainless steel operations of MUSA's historical financial results were adjusted for both years to eliminate interest expense charged by the prior owner. Pro-forma net income was reduced for both years for the amount of amortization on MUSA's customer list intangible and an estimated amount of interest expense associated with the additional line of credit borrowings.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2017

NOTE 10--LONG-TERM DEBT
Pursuant to the Credit Agreement in place with the Company's bank, the Company is subject to certain covenants including maintaining a minimum fixed charge coverage ratio and a limitation on the Company’s maximum amount of capital expenditures per year, which is in line with currently projected needs. At June 30, 2017, the Company was in compliance with all debt covenants.

NOTE 11--CONTINGENCIES
The Company is from time-to-time subject to various claims, possible legal actions for product liability and other damages, and other matters arising out of the normal conduct of the Company's business.
In January 2014, a Metals Segment customer filed suit against Palmer and Synalloy and another unrelated defendant in Texas state court alleging breach of warranty, among other claims. The plaintiff’s claim for damages did not state a dollar amount. This matter arose out of products manufactured and sold by Palmer prior to the Company’s acquisition of all of Palmer's outstanding stock in August 2012. In August and September 2016, the parties to the lawsuit tried the matter in a bench trial in the District Court of Harris County, Texas, 333rd Judicial District (the “Court”). On December 31, 2016 (but made available to the parties to the lawsuit on January 3, 2017), the Court entered final judgment in favor of the Plaintiff and Synalloy and against Palmer. The Court ordered Palmer to pay the plaintiff approximately $8,600,000 in damages, plus pre- and post-judgment interest, and approximately $1,040,000 in attorneys’ fees. The Court ruled Synalloy has no liability to the plaintiff. Palmer filed a motion for a new trial with the Court at the end of January 2017, which the court denied. Effective June 30, 2017, the parties executed settlement agreements to settle this litigation and, upon satisfaction of certain events, release the final judgment. Because the former shareholders of Palmer are contractually bound, pursuant to the Stock Purchase Agreement by and among Synalloy and the former shareholders dated August 10, 2012, to hold harmless and indemnify Synalloy and Palmer from any and all costs and damages, including the judgment described above and all associated attorneys' fees, arising out of this matter, neither Synalloy nor Palmer is contributing to the payments required by the settlement agreements. Once the former shareholders of Palmer satisfy certain financial conditions specified in the settlement agreements, estimated to be on or about September 1, 2017, the plaintiff will release the final judgment. At December 31, 2016, the Company recorded $11,000,000 in accrued expenses and current assets to reflect the legal liability and corresponding indemnified receivable due from the former shareholders of Palmer. Because the settlement of this litigation is contingent upon future events that are expected to occur in the third quarter of 2017, at June 30, 2017, there were no changes in the amounts recorded for the legal liability and indemnified receivable.
On March 11, 2016, in a suit filed by a Metals Segment customer against Synalloy Fabrication, LLC (discontinued operation), the United States District Court of Maryland (Baltimore Division) granted summary judgment regarding liability in favor of the plaintiff by ruling that an enforceable contract existed between the parties and the Company breached the agreement. As a result of this ruling, the remaining issue in the case was the amount of the plaintiff's damages. Consequently, the Company increased the facility closing liability to a level of $3,000,000 for the estimated costs associated with this claim for the year ended December 31, 2015. In June 2016, the matter was settled for damages totaling $3,100,000. As a result, the Company increased the facility closing liability and made a payment of $2,500,000 in June 2016. The remaining balance of $600,000 was paid in September 2016. The amount required to adjust the facility closing reserve as a result of the settlement is included in discontinued operations on the accompanying consolidated statements of operations.
Other than the matters discussed in this note, management is not currently aware of any other asserted or unasserted matters which could have a material effect on the financial condition or results of operations of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is management's discussion of certain significant factors that affected the Company during the three and six-month periods ended June 30, 2017.
Consolidated net sales for the second quarter of 2017 were $51,511,000, an increase of $16,604,000 or 48 percent when compared to net sales for the second quarter of 2016 of $34,907,000. Net sales for the first six months of 2017 were $93,715,000, an increase of $22,496,000 or 32 percent when compared to the same period of the prior year. For the second quarter of 2017, the Company recorded net income from continuing operations of $830,000, or $0.10 per share, compared to a net loss from continuing operations of $1,583,000 or $0.18 loss per share for the same quarter in the prior year. For the first six months of 2017, net income from continuing operations was $1,531,000, or $0.18 per share. This compares to a net loss from continuing operations of $3,049,000, or $0.34 loss per share for the first six months of 2016.

Metals Segment
Metals Segment sales for the second quarter of 2017 totaled $39,088,000, an increase of $17,009,000 or 77 percent from the second quarter of 2016. Sales for the first six months of 2017 were $68,798,000, an increase of $22,757,000 or 49 percent from 2016. Sales were affected during the second quarter and first six months of 2017 due to second quarter shipments and order activity across the businesses in the Metals Segment showing improvement over the first quarter and are summarized as follows:

	Sales Increase (decrease) from prior year period
	$	%	Average selling price	Units shipped
Second quarter
Storage tank and vessel	$1,626,000	36.7%	31.1%	5.6%
Seamless carbon steel pipe and tube	2,747,000	75.4%	(0.3)%	75.7%
Stainess steel pipe	12,636,000	90.2%	4.8%	85.4%
Total second quarter change	$17,009,000

First six months
Storage tank and vessel	$2,653,000	27.4%	25.7%	1.7%
Seamless carbon steel pipe and tube	4,962,000	69.4%	(0.2)%	69.6%
Stainess steel pipe	15,142,000	51.8%	2.5%	49.3%
Total first six months change	$22,757,000
The Metals Segment's operating income from continuing operations increased $4,008,000 to $2,359,000 for the second quarter of 2017 compared to a loss of $1,649,000 for the second quarter of 2016. For the first six months of 2017, operating income from continuing operations for the Metals Segment increased $6,345,000 to an operating profit of $3,924,000 for the first six months of 2017 compared to a loss of $2,421,000 for the same period of 2016. Current year operating results were affected by the following factors:

a)	The addition of MUSA Stainless operations as noted above.

b)
The Company experienced a significant improvement in margins, with a positive Inventory Pricing Change for the full six months of 2017 of $719,000, compared to a negative Inventory Pricing Change of $4,302,000 for the first six months of 2016; and

c)
Margins in the stainless steel business were negatively impacted by product mix in the first half of 2017. Special alloy sales were at historically low levels due to a lower incidence of project work in the downstream energy markets. At the same time, volume for commodity 304 alloys was at a higher level, excluding the impact of the MUSA Stainless addition. Pricing in both seamless carbon pipe and tube and storage tanks continued to show an upward bias.

Specialty Chemicals Segment
Sales for the Specialty Chemicals Segment in the second quarter of 2017 were $12,423,000, representing a $405,000 or three percent decrease from the same quarter of 2016. Sales for the first six months of 2017 were $24,917,000, down $262,000 or one percent from 2016 results. The second quarter sales decrease was comprised of a four percent increase in pounds sold and a seven percent decrease in average selling price when compared to the same period of the prior year. For the first six months, pounds sold decreased five percent and average selling price increased four percent. Sales were affected during the second quarter and first six months of 2017 by:
a) The loss of a single customer in the second half of 2016 that reduced sales in the second quarter of 2017 by approximately $500,000 and by approximately $2,100,000 for the first half of 2017, offset by higher sales from new business and other customer demand, as well as better product mix due to stronger overall business demand as compared to the prior year; and
b) Higher selling prices per pound for oil based products. With the increase in oil prices, the Segment's raw material costs increased, which resulted in higher passed-through material value as part of the billed selling prices.

Operating income for the Specialty Chemicals Segment for the second quarter of 2017 decreased $184,000 to $1,138,000 from $1,322,000 for same period in 2016. Operating income for the Specialty Chemicals Segment for the first six months of 2017 amounted to $2,645,000, a $113,000 or four percent increase from the same period for 2016. The decline in operating income for the second quarter was directly related to the previously noted slight sales decline, while pricing and margin mix improvements for the first six months allowed improved operating profit, despite the slight decline in sales for the first six months compared to 2016.

Other Items
Consolidated selling, general and administrative expenses increased eleven percent to $6,282,000, or 12.2 percent of sales, from $5,655,000, 16.2 percent of sales, for the second quarter of 2017 compared to the second quarter of 2016. For the first six months of 2017, consolidated selling, general and administrative expenses were $12,171,000, or 13.0 percent of sales, an increase of eight percent from $11,227,000, or 15.8 percent of sales, for the fist six months of 2016. Approximately $297,000 and $372,000 of the increases arose from including MUSA Stainless' selling, general and administrative expenses in the second quarter and first six months of 2017, respectively, with no comparable costs for 2016. The remainder of the change for both periods resulted from higher incentive based bonuses (up $504,000 for the quarter and $754,000 for the first six months) partially offset by lower professional fees (down $101,000 for the quarter and $122,000 for the first six months) and shelf registration costs (down $122,000 for the quarter and $141,000 for the first six months).
Acquisition costs for the second quarter of 2017 of $555,000 ($387,000 in unallocated SG&A and $168,000 in Metals Segment cost of sales) and $1,001,000 for the first six months of 2017 ($745,000 in unallocated SG&A and $256,000 in Metals Segment cost of sales), resulted from costs associated with the MUSA Stainless acquisition.
Interest expense was $341,000 and $268,000 for the second quarters of 2017 and 2016, respectively. For the first six months, interest expense amounted to $521,000 and $549,000 for 2017 and 2016, respectively.
The change in fair value of the interest rate swap contract(s) increased unallocated expenses for the second quarter of 2017 by $17,000, while increasing unallocated expenses by $98,000 for the second quarter of 2016. For the first six months of 2017, unallocated expenses decreased by $24,000 compared to an increase of $392,000 for the same period of 2016. During the third quarter of 2016, the swap contract entered into on September 3, 2013 was settled leaving only the swap contract entered into on August 12, 2012 outstanding as of June 30, 2017.
The effective tax rate was 28 percent and 30 percent for the three-month and six-month periods ended June 30, 2017, respectively. The 2017 effective tax rate was lower than the statutory rate of 34 percent primarily due to state tax expense and other permanent differences, including the manufacturer's exemption. The effective tax rate of 25 percent and 16 percent for the three-month and six-month periods ended June 30, 2016, respectively, was lower than the 34 percent statutory rate primarily due to state tax expense and a one-time permanent difference reducing the amount of tax benefit of the pre-tax loss for that period. The year over year change in the effective rate is primarily related to the difference in the Company’s operating results combined with the effect that the permanent differences had on the effective tax rate calculation, especially in the prior year.
The Company's cash balance was relatively unchanged at $53,000 and $63,000 as of June 30, 2017 and December 31, 2016, respectively, and fluctuations during the period were comprised of the following:

a)	On February 28, 2017, the Company completed the acquisition of MUSA Stainless for $11,954,000. This excludes a $3,000,000 deposit made in the prior year;

b)
Net accounts receivable increased $12,212,000 at June 30, 2017 when compared to the prior year end, which resulted from a 47 percent increase in sales, including MUSA Stainless sales, for the last two months of the second quarter 2017 when compared to the same period of the fourth quarter 2016. Also, days sales outstanding, calculated using a three-month average basis, decreased by two days to 49 days outstanding at the end of the second quarter 2017 from 51 days outstanding at the end of 2016;

c)
Net inventories, after reflecting the $5,434,000 of inventory obtained in the MUSA Stainless acquisition, increased $5,052,000 at June 30, 2017 as compared to year-end 2016 to support the Company's recent sales trends. Inventory turns increased from 1.90 turns at December 31, 2016, calculated on a three-month average basis, to 2.46 turns at June 30, 2017;

d)
Accounts payable increased $5,109,000 as of June 30, 2017 from the prior year-end. The increase mirrored the increase in inventory at June 30, 2017 (purchases received during the 2nd quarter and scheduled to be paid during the third quarter) along with the Company increasing its payable days outstanding to 60 at quarter end;

e)
The Company purchased 225,000 shares of a potential acquisition target for $3,832,000 during the first six months of 2017. These "available-for-sale securities" were acquired via open market trading; and

f)	Capital expenditures for the first six months of 2017 were $2,832,000.
The Company drew $24,241,000 against its line of credit during the first six months of 2017 and had $33,045,000 of borrowings outstanding as of June 30, 2017. Covenants under the Credit Agreement include maintaining a minimum fixed charge coverage ratio of 1.10 and a limitation on the Company’s maximum amount of capital expenditures per year. The Company's fixed charge ratio was 3.15 as of June 30, 2017 and the capital expenditure limitation is in excess of its currently projected needs.
Outlook
We expect order activity and pricing across the Metals businesses to remain at current levels or modestly higher. Nickel prices have shown some recent strength as have WTI prices, helping to support projected results for the balance of 2017. The Chemical segment is expected to show strong profit growth in the second half of the year as we ramp up production of our new fire-retardant business.

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

Changes in Internal Control over Financial Reporting
The Company's management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, identified no change in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's control over financial reporting. Management has excluded the Munhall facility's operations (acquired in the MUSA Stainless acquisition) from its assessment of internal control over financial reporting as of June 30, 2017 because this material acquisition closed in the first quarter of 2017. Total assets and total revenue associated with the Munhall facility represent approximately 18 percent, or $25.5 million and 19 percent, or $7.3 million, respectively, of the related consolidated financial statement amounts of the Metals Segment as of, and for the quarter ended, June 30, 2017.

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

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Jan 1, 2017 - Mar 31, 2017	—	$—	—	870,100
Apr 1, 2017 - June 30, 2017	—	$—	—	870,100
Total	—		—
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

SYNALLOY CORPORATION
(Registrant)

Date: August 8, 2017	By:	/s/ Craig C. Bram
Craig C. Bram
President and Chief Executive Officer
(principal executive officer)

Date: August 8, 2017	By:	/s/ Dennis M. Loughran
Dennis M. Loughran
Senior Vice President and Chief Financial Officer
(principal financial officer)

Date: August 8, 2017	By:	/s/ Richard D. Sieradzki
Richard D. Sieradzki
Chief Accounting Officer
(principal accounting officer)