Form 10-Q
period 2017-09-30
SYNALLOY CORP
filed 2017-11-07
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
The number of shares outstanding of the registrant's common stock as of November 3, 2017 was 8,728,498.

Synalloy Corporation
Index

PART I	FINANCIAL INFORMATION
	Item 1.	Financial Statements
Condensed consolidated balance sheets - September 30, 2017 and December 31, 2016
Condensed consolidated statements of operations - Three-month and nine-month periods ended September 30, 2017 and September 30, 2016
Condensed consolidated statements of cash flows - Nine-month periods ended September 30, 2017 and September 30, 2016
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
Signatures and Certifications

PART I
Item 1. FINANCIAL STATEMENTS
Synalloy Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	Sep 30, 2017	Dec 31, 2016
Assets
Current assets
Cash and cash equivalents	$15,410	$62,873
Accounts receivable, less allowance for doubtful accounts
of $236,000 and $82,000, respectively	30,312,586	18,028,946
Inventories, net	70,506,055	60,799,509
Prepaid expenses and other current assets	9,048,905	7,272,569
Indemnified contingencies - see Note 11	—	11,339,888
Total current assets	109,882,956	97,503,785

Property, plant and equipment, net of accumulated
depreciation of $49,135,440 and $45,219,309 respectively	34,967,728	27,324,092
Goodwill	6,003,525	1,354,730
Intangible assets, net of accumulated amortization
of $9,885,902 and $8,148,162, respectively	11,490,767	12,308,838
Deferred charges, net and other non-current assets	88,689	146,618
Total assets	$162,433,665	$138,638,063

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$24,769,264	$16,684,508
Accrued expenses	9,779,911	16,087,434
Total current liabilities	34,549,175	32,771,942

Long-term debt	26,722,960	8,804,206
Deferred income taxes	1,576,515	1,609,492
Long-term deferred gain, sale-leaseback	6,016,918	6,267,623
Long-term portion of earn-out liability	3,119,856	—
Other long-term liabilities	756,806	592,245

Shareholders' equity
Common stock, par value $1 per share - authorized 24,000,000 shares; issued 10,300,000 shares	10,300,000	10,300,000
Capital in excess of par value	35,069,410	34,714,206
Retained earnings	58,261,200	57,936,533
	103,630,610	102,950,739
Less cost of common stock in treasury: 1,583,107 and 1,630,690 shares, respectively	13,939,175	14,358,184
Total shareholders' equity	89,691,435	88,592,555
Commitments and contingencies – See Note 11
Total liabilities and shareholders' equity	$162,433,665	$138,638,063

Note: The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date.

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Net sales	$54,595,924	$34,297,231	$148,310,548	$105,515,911

Cost of sales	49,759,304	29,792,812	127,892,423	92,295,722

Gross profit	4,836,620	4,504,419	20,418,125	13,220,189

Selling, general and administrative expense	6,587,791	5,814,655	18,925,593	17,041,216
Acquisition related costs	37,402	1,034	782,397	76,091
(Gain) loss on sale-leaseback	(83,568)	2,455,347	(250,705)	2,455,347
Operating (loss) income	(1,705,005)	(3,766,617)	960,840	(6,352,465)
Other expense (income)
Interest expense	279,598	272,987	715,131	822,426
Change in fair value of interest rate swaps	(8,497)	(115,328)	(33,000)	276,512
Earn-out adjustment	62,804	—	145,200	—
Other, net	(316,158)	—	(316,158)	—

(Loss) income from continuing operations before income taxes	(1,722,752)	(3,924,276)	449,667	(7,451,403)
(Benefit from) provision for income taxes	(516,000)	(1,316,000)	125,000	(1,893,000)

Net (loss) income from continuing operations	(1,206,752)	(2,608,276)	324,667	(5,558,403)
Net loss from discontinued operations, net of tax	—	—	—	(99,334)
Net (loss) income	$(1,206,752)	$(2,608,276)	$324,667	$(5,657,737)

Other comprehensive loss, net of tax:
Unrealized gains on available for sale securities, net of tax	—	—	366,346	—
Reclassification adjustment for gains included in
net income, net of tax	(366,346)	—	(366,346)	—
Other comprehensive loss	(366,346)	—	—	—
Comprehensive (loss) income	$(1,573,098)	$(2,608,276)	$324,667	$(5,657,737)

Net (loss) income per common share from continuing operations:
Basic	$(0.14)	$(0.30)	$0.04	$(0.64)
Diluted	$(0.14)	$(0.30)	$0.04	$(0.64)

Net loss per common share from discontinued operations:
Basic	$—	$—	$—	$(0.01)
Diluted	$—	$—	$—	$(0.01)

Net (loss) income per common share:
Basic	$(0.14)	$(0.30)	$0.04	$(0.65)
Diluted	$(0.14)	$(0.30)	$0.04	$(0.65)

Weighted average shares outstanding:
Basic	8,716,893	8,658,361	8,696,884	8,644,437
Dilutive effect from stock options and grants	—	—	17,030	—
Diluted	8,716,893	8,658,361	8,713,914	8,644,437

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	Sep 30, 2017	Sep 30, 2016
Operating activities
Net income (loss)	$324,667	$(5,657,737)
Loss from discontinued operations, net of tax	—	99,334
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	3,916,131	3,322,115
Amortization expense	1,827,171	1,844,840
Amortization of debt issuance costs	40,829	58,681
Deferred income taxes	(32,978)	(1,124,386)
Gain on sale of available for sale securities	(310,043)	—
Provision for (reduction) of losses on accounts receivable	192,892	(51,531)
Provision for losses on inventories	500,338	460,726
Gain on sale of property, plant and equipment	2,279	2,294,917
Amortization of deferred gain on sale-leaseback	(250,705)	—
Straight line lease cost on sale-leaseback	304,898	—
Change in cash value of life insurance	—	1,502
Change in fair value of interest rate swaps	(33,000)	276,512
Issuance of treasury stock for director fees	287,475	330,000
Employee stock option and grant compensation	486,740	291,262
Changes in operating assets and liabilities:
Accounts receivable	(12,476,532)	(2,130,955)
Inventories	(4,772,884)	4,198,000
Other assets and liabilities, net	10,179,835	(932,324)
Accounts payable	8,084,756	770,428
Accrued expenses	(7,900,999)	(142,533)
Accrued income taxes	(2,392,073)	(1,605,714)
Net cash (used in) provided by continuing operating activities	(2,021,203)	2,303,137
Net cash used in discontinued operating activities	—	(3,943,137)
Net cash used in operating activities	(2,021,203)	(1,640,000)
Investing activities
Purchases of property, plant and equipment	(3,692,571)	(2,115,577)
Proceeds from sale of property, plant and equipment	1,048	22,215,362
Purchases of available for sale securities	(3,831,521)	—
Proceeds from sale of available for sale securities	4,141,564	—
Acquisition of the stainless pipe and tube assets of Marcegaglia USA, Inc.	(11,953,513)	—
Proceeds from life insurance policies	—	1,502,283
Net cash (used in) provided by investing activities	(15,334,993)	21,602,068
Financing activities
Net borrowings from line of credit	17,918,754	6,566,157
Payments on long-term debt	—	(26,068,228)
Payments on capital lease obligation	(91,565)	(49,288)
Settlement of CRI interest rate swap	—	(290,427)
Payments on earn-out liability to MUSA sellers	(518,456)	—
Purchase of common stock	—	(253,889)
Net cash provided by (used in) financing activities	17,308,733	(20,095,675)
Decrease in cash and cash equivalents	(47,463)	(133,607)
Cash and cash equivalents at beginning of period	62,873	391,424
Cash and cash equivalents at end of period	$15,410	$257,817

Supplemental disclosure
Cash paid during the year for:
Interest	$617,606	$711,916
Income taxes	$2,557,121	$916,015

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2017

Unless indicated otherwise, the terms "Company," "we," "us," and "our" refer to Synalloy Corporation and its consolidated subsidiaries.

NOTE 1--BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included as required by Regulation S-X, Rule 10-01. Operating results for the three and nine-month periods ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2016.

NOTE 2--RECENTLY ISSUED ACCOUNTING STANDARDS
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)", which changes the criteria for recognizing revenue. The standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard requires a five-step process for recognizing revenue including identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies a performance obligation. Two transition methods are available for implementing the requirements of ASU 2014-09: retrospectively for each prior reporting period presented or retrospectively with the cumulative effect of initial application recognized at the date of initial application. The FASB has issued several amendments to the standard, which are intended to promote a more consistent application of the principles outlined in the standard. The new standard is effective for the Company for annual periods in fiscal years beginning after December 15, 2017. The company will adopt the new guidance in the first quarter of 2018. The Company is currently assessing the impact the new standard will have on the consolidated financial statements as well as its business processes, internal controls, and accounting policies. As part of its assessment, the Company is reviewing its contract portfolio and identifying which attributes of its contracts are impacted by ASU 2014-09. Based on the preliminary assessment performed as of September 30, 2017, the company does not believe the standard will have a material impact on consolidated financial statements, other than for the disclosures required by the standard, as a result of the Company being a manufacturer that records revenue at a single point in time when control is transferred. The Company also has no significant long-term sales contracts, which would require revenue be recognized over a period of time in excess of one year. In addition, based on initial results of the preliminary assessment performed as of September 30, 2017, the company plans to apply the standard with the cumulative effect of initial application recognized at the date of initial application.
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
In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting (Topic 718)." The amendments in this updated guidance include changes to simplify the Codification for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows and was effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company implemented this standard on January 1, 2017 and it did not have a material effect on the Company's consolidated financial statements.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2017

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" which provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017. The Company does not believe its implementation will have a material effect on the Company's consolidated financial statements.
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
In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting," which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017. The Company does not believe its implementation will have a material effect on the Company's consolidated financial statements.

NOTE 3--INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Cost is determined by either specific identification or weighted average methods. The components of inventories are as follows:

	Sep 30, 2017	Dec 31, 2016
Raw materials	$36,226,019	$31,973,073
Work-in-process	9,574,418	9,897,857
Finished goods	24,705,618	18,928,579
	$70,506,055	$60,799,509

NOTE 4--INTANGIBLE ASSETS AND DEFERRED CHARGES
Deferred charges and intangible assets totaled $21,700,496 at September 30, 2017 and $20,708,496 at December 31, 2016. Accumulated amortization of deferred charges and intangible assets totaled $10,121,040 at September 30, 2017 and $8,253,040 at December 31, 2016. Estimated amortization expense for the next five years is: remainder of 2017 - $629,558; 2018 - $2,344,404; 2019 - $2,155,832; 2020 - $1,997,565; 2021 - $1,899,298; and thereafter - $2,552,799.

NOTE 5--STOCK OPTIONS AND RESTRICTED STOCK

During the first nine months of 2017, no stock options were exercised by officers and employees of the Company. Stock compensation expense for the three and nine-month periods ended September 30, 2017 was $156,502 and $486,740, respectively, while stock compensation expense for the three and nine-month periods ended September 30, 2016 was $102,004 and $291,262, respectively.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2017

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
The diluted earnings per share calculations exclude the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. For the nine months ended September 30, 2017 and September 30, 2016 the Company had weighted average shares of common stock, in the form of stock grants and options, of 144,064 and 311,537, respectively, which were not included in the diluted earnings per share calculation as their effect was anti-dilutive.

NOTE 6--INCOME TAXES
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal examinations for years before 2014 or state income tax examinations for years before 2012.
The effective tax rate was 30 percent and 28 percent for the three and nine-month periods ended September 30, 2017, respectively. The 2017 effective tax rate was lower than the statutory rate of 34 percent primarily due to state tax expense and other permanent differences, mainly the manufacturer's exemption. The effective tax rate was 34 percent and 25 percent for the three and nine- month periods ended September 30, 2016, respectively. The nine-month effective tax rate was lower than the 34 percent statutory rate primarily due to state tax expense and a one-time permanent difference relating to cash surrender proceeds on certain life insurance policies reducing the amount of tax benefit of the pre-tax loss for that period.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2017

NOTE 7--SEGMENT INFORMATION

The following table summarizes certain information regarding segments of the Company's operations:

	Three Months Ended		Nine Months Ended
	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016
Net sales
Metals Segment	$43,022,833	$22,290,752	$111,821,115	$68,331,389
Specialty Chemicals Segment	11,573,091	12,006,479	36,489,433	37,184,522
	$54,595,924	$34,297,231	$148,310,548	$105,515,911
Operating (loss) income
Metals Segment	$(1,323,801)	$(1,013,669)	$2,479,963	$(3,434,725)
Gain (loss) on sale-leaseback	59,901	(2,226,037)	179,703	(2,226,037)
Total Metals segment	(1,263,900)	(3,239,706)	2,659,666	(5,660,762)

Specialty Chemicals Segment	1,126,994	1,417,116	3,725,030	3,949,453
Gain (loss) on sale-leaseback	23,667	(229,309)	71,002	(229,309)
Total Specialty Chemicals segment	1,150,661	1,187,807	3,796,032	3,720,144

Unallocated straight line lease cost	101,633	—	304,898	—
Unallocated corporate expenses	1,452,731	1,713,684	4,407,563	4,335,756
Acquisition related costs	37,402	1,034	782,397	76,091
Operating (loss) income	(1,705,005)	(3,766,617)	960,840	(6,352,465)
Interest expense	279,598	272,987	715,131	822,426
Change in fair value of interest rate swaps	(8,497)	(115,328)	(33,000)	276,512
Earn-out adjustment	62,804	—	145,200	—
Other income, net	(316,158)	—	(316,158)	—
(Loss) income from continuing operations
before income taxes	$(1,722,752)	$(3,924,276)	$449,667	$(7,451,403)

	As of
	Sep 30, 2017	Dec 31, 2016
Identifiable assets
Metals Segment	$130,500,181	$109,689,477
Specialty Chemicals Segment	25,957,147	22,907,672
Corporate	5,976,337	6,040,914
	$162,433,665	$138,638,063
Goodwill
Metals Segment	$4,648,795	$—
Specialty Chemicals Segment	1,354,730	1,354,730
	$6,003,525	$1,354,730

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2017

NOTE 8--FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company makes estimates of fair value in accounting for certain transactions, in testing and measuring impairment and in providing disclosures of fair value in its condensed consolidated financial instruments. The Company determines the fair values of its financial instruments for disclosure purposes by maximizing the use of observable inputs and minimizing the use of unobservable inputs when measuring fair value. Fair value disclosures for assets and liabilities are grouped into three levels. The levels prioritize the inputs used to measure the fair value of the assets or liabilities. These levels are:
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
As of September 30, 2017 and December 31, 2016, the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and borrowings under the Company's bank debt, which are based on variable interest rates, approximate their fair value.
During the third quarter of 2017, the Company sold all of its shares of Level 1 available for sales securities. Proceeds from the sale totaled $4,141,564 which resulted in a realized gain of $310,043 which is included in other income on the accompanying condensed consolidated statements of operations. As a result of the sale, unrealized gains, net of tax, of $366,346 were reclassified out of accumulated other comprehensive income ("AOCI") with the realized gain on sale included in earnings which reduced the balance of AOCI to zero at September 30, 2017. The Company used the average cost method to determine the realized gain or loss for each transaction.
Estimates of fair value using levels 2 and 3 may require judgments as to the timing and amount of cash flows, discount rates, and other factors requiring significant judgment, and the outcomes may vary widely depending on the selection of these assumptions. The Company's most significant fair value estimates as of September 30, 2017 and December 31, 2016 relate to the purchase price allocation relating to the acquisition of the stainless steel operations of Marcegaglia USA, Inc. ("MUSA"), contingent consideration liability, testing goodwill for impairment, the interest rate swap, the nickel forward option contracts and disclosures of the fair values of financial instruments.
The Company has one interest rate swap contract, which is classified as a Level 2 financial instrument as it is not actively traded and is valued using pricing models that use observable market inputs. The fair value of the contract was an asset of $64,285 and $31,285 at September 30, 2017 and December 31, 2016, respectively. The interest rate swap was priced using discounted cash flow techniques which are corroborated by using non-binding market prices. Changes in its fair value were recorded to other income (expense) with corresponding offsetting entries to long-term assets or liabilities, as appropriate. Significant inputs to the discounted cash flow model include projected future cash flows based on projected one-month LIBOR and the average margin for companies with similar credit ratings and similar maturities. The fair value of this interest rate swap contract approximates its carrying value.
To manage the impact on earnings of fluctuating nickel prices, the Company enters into six-month forward option contracts, which are classified as Level 2. At September 30, 2017, the Company had contracts in place with notional quantities totaling approximately 2,100,000 pounds with strike prices ranging from $3.49 to $4.57 per pound. At December 31, 2016, the Company had contracts in place with notional quantities totaling approximately 340,000 pounds with strike prices ranging from $3.92 to $5.30 per pound. The fair value of the option contracts were an asset of $172,030 and $87,283 at September 30, 2017 and December 31, 2016, respectively. The fair value of the contracts was priced using discounted cash flows techniques based on forward curves and volatility levels by asset class determined on the basis of observable market inputs, when available. Changes in their fair value were recorded to cost of goods sold with corresponding offsetting entries to other current assets. The fair value of the forward option contracts approximates their carrying value.
The fair value of contingent consideration liabilities ("earn-out") resulting from the MUSA acquisition discussed in Note 9 is classified as Level 3. The fair value was estimated by applying the Monte Carlo Simulation approach using management's projection

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2017

of pounds shipped and price per unit. Each quarter-end the Company re-evaluates its assumptions and adjusts to the estimated present value of the expected payments to be made.
The following table presents a summary of changes in fair value of the Company's Level 3 liability during the period:

Level 3 Inputs
Balance at December 31, 2016	$—
Fair value of the earn-out liability from the MUSA acquisition	4,663,783
Earn-out payments to MUSA sellers	(518,456)
Change in fair value during the period	145,200
Balance at September 30, 2017	$4,290,527
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 in the nine-month period ended September 30, 2017 or year ended December 31, 2016. During the first nine months of 2017, there have been no changes in the fair value methodologies used by the Company.

NOTE 9--ACQUISITIONS
Acquisition of the Stainless Pipe and Tube Assets of Marcegaglia USA, Inc.
On December 9, 2016, the Company's subsidiary Bristol Metals, LLC ("BRISMET"), entered into a definitive agreement to acquire the stainless steel pipe and tube assets of MUSA located in Munhall, PA (the "Bristol Metals-Munhall") to enhance its on-going business with additional capacity and technological advantages. The transaction closed on February 28, 2017 and was funded through an increase to the Company's current credit facility (See Note 10). The purchase price for the transaction, which excludes real estate and certain other assets, totaled $14,953,513. The assets purchased from MUSA include inventory, production and maintenance supplies and equipment. In accordance with the agreement, on December 9, 2016, BRISMET entered into an escrow agreement and deposited $3,000,000 into the escrow fund. The deposit was remitted to MUSA at the close of the transaction and was reflected as a credit against the purchase price.
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
MUSA will receive quarterly earn-out payments for a period of four years following closing. Aggregate earn-out payments will be at least $3,000,000, with no maximum. Actual payouts will equate to three percent of BRISMET’s incremental revenue, if any, from the amount of small diameter stainless steel pipe and tube (outside diameter of ten inches or less) sold. At February 28, 2017, the acquisition date, the Company forecasted earn out payments to be $4,063,204, which was discounted to a present value of $3,604,330 using a discount rate applicable to future revenue of five percent. In determining the appropriate discount rate to apply to the contingent payments, the risk associated with the functional form of the earn-out, the credit risk associated with the payment of the earn-out and the methodology to quantify the earn-out were all considered. The fair value of the contingent consideration was estimated by applying the Monte Carlo Simulation approach using management's estimates of pounds shipped.
In the second quarter of 2017, Management adjusted the selling price used in the earn-out calculation associated with the MUSA Stainless Acquisition. Since this adjustment was determined within the measurement period, the beginning earn-out liability and goodwill were increased by $1,059,453. Goodwill related to Bristol Metals-Munhall increased from $3,589,342 to $4,648,795 and the fair value on contingent consideration was increased from $3,604,330 to $4,663,783.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2017

The total purchase price was allocated to BRISMET's Munhall facility's net tangible and identifiable intangible assets based on their estimated fair values as of February 28, 2017. The finalization of these allocations is subject to change based on the results of the final review and acceptance of the independent appraiser’s valuation report, which is expected to be completed within the measurement period. The fair value assigned to the customer list intangible will be amortized on an accelerated basis over 15 years. The excess of the consideration transferred over the fair value of the net tangible and identifiable intangible assets and liabilities is reflected as goodwill. Goodwill consists of manufacturing cost synergies expected from combining MUSA's laser mill capabilities acquired as part of Bristol Metals-Munhall with BRISMET's current operations. All of the goodwill recognized was assigned to the Company's Metals Segment and is expected to be deductible for income tax purposes.

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
Bristol Metals-Munhall's results of operations since acquisition are reflected in the Company's consolidated statements of operations. The amount of Bristol Metals-Munhall's revenues and pre-tax loss included in the consolidated statements of operations for the three months ended September 30, 2017 was $8,675,104 and $621,881, respectively. For the nine-month period ended September 30, 2017, Bristol Metals-Munhall's revenues and pre-tax loss were $17,087,030 and $259,801, respectively. The following unaudited pro-forma information is provided to present a summary of the combined results of the Company's operations with Bristol Metals-Munhall as if the acquisition had occurred on January 1, 2016. The unaudited pro-forma financial information is for information purposes only and is not necessarily indicative of what the results would have been had the acquisition been completed on the date indicated above. The three months ended September 30, 2017 are not presented as those results already include Bristol Metal-Munhall's results.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2017

Pro-Forma (Unaudited)
		Three Months Ended
		Sep 30, 2016
Pro-forma revenues		$40,172,000
Pro-forma net loss		(3,573,000)
Loss per share:
Basic		$(0.41)
Diluted		$(0.41)

	Nine Months Ended
	Sep 30, 2017	Sep 30, 2016
Pro-forma revenues	$153,235,000	$122,117,000
Pro-forma net income (loss)	368,000	(7,347,000)
Earnings (loss) per share:
Basic	$0.04	$(0.85)
Diluted	$0.04	$(0.85)
The pro-forma calculation excludes non-recurring acquisition costs of $698,587 which were incurred by the Company during 2017. The stainless steel operations of MUSA's historical financial results were adjusted for both years to eliminate interest expense charged by the prior owner. Pro-forma net income was reduced for both years for the amount of amortization on MUSA's customer list intangible and an estimated amount of interest expense associated with the additional line of credit borrowings.

NOTE 10--LONG-TERM DEBT
Pursuant to the Credit Agreement in place with the Company's bank, the Company is subject to certain covenants including maintaining a minimum fixed charge coverage ratio and a limitation on the Company’s maximum amount of capital expenditures per year, which is in line with currently projected needs. At September 30, 2017, the Company was in compliance with all debt covenants.

NOTE 11--CONTINGENCIES
The Company is from time-to-time subject to various claims, possible legal actions for product liability and other damages, and other matters arising out of the normal conduct of the Company's business.
In January 2014, a Metals Segment customer filed suit against Palmer and Synalloy and another unrelated defendant in Texas state court alleging breach of warranty, among other claims. The plaintiff’s claim for damages did not state a dollar amount. This matter arose out of products manufactured and sold by Palmer prior to Synalloy’s acquisition of all of Palmer's outstanding stock in August 2012. In August and September 2016, the parties to the lawsuit tried the matter in a bench trial in the District Court of Harris County, Texas, 333rd Judicial District (the “Court”). On December 31, 2016 (but made available to the parties to the lawsuit on January 3, 2017), the Court entered final judgment in favor of the Plaintiff and Synalloy and against Palmer. The Court ordered Palmer to pay the plaintiff approximately $8,600,000 in damages, plus pre- and post-judgment interest, and approximately $1,040,000 in attorneys’ fees. The Court ruled Synalloy had no liability to the plaintiff. At December 31, 2016, the Company recorded $11,000,000 in accrued expenses and current assets to reflect the legal liability and corresponding indemnified receivable due from the former shareholders of Palmer. Palmer filed a motion for a new trial with the Court at the end of January 2017, which the court denied. On June 30, 2017, the plaintiff entered into settlement agreements with Palmer/Synalloy and the former shareholders of Palmer, respectively, pursuant to which, the parties agreed to settle and release the judgment in full. On August 31, 2017, the former shareholders of Palmer satisfied the financial conditions specified in their settlement agreement with the plaintiff, and the plaintiff filed a Release of Final Judgment with the Court. Because the former shareholders of Palmer were contractually bound, pursuant to the Stock Purchase Agreement by and among Synalloy and the former shareholders dated August

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2017

10, 2012, to hold harmless and indemnify Synalloy and Palmer from any and all costs and damages, including the judgment described above and all associated attorneys' fees, arising out of this matter, neither Synalloy nor Palmer contributed to the payments required by the settlement agreements. The legal liability and corresponding indemnified receivable due from the former shareholders of Palmer were reduced to zero at August 31, 2017.
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

NOTE 12-- SALE LEASEBACK TRANSACTION
Rent expense for the sale-leaseback transaction entered into on September 30, 2016 totaled $574,633 and $1,723,898 for the three and nine-month periods ended September 30, 2017, respectively. Rent expense began in October 2016 and therefore no rent expense was recognized for the three and nine-month periods ended September 30, 2016. The amount of future minimum lease payments under the sale-leaseback transaction are as follows: remainder of 2017 - $482,460; 2018 - $1,939,489; 2019 - $1,978,279; 2020 -$2,017,845; 2021 -$2,058,201; and thereafter - $35,602,349. In accordance with the agreement, the amount of future lease payments as of September 30, 2017 includes a rent escalator equal to two percent.
Losses on the sale-leaseback transaction of $2,455,347 were recognized and reflected in the accompanying condensed statement of operations for the three and nine-month periods ended September 30, 2016. In addition, transaction closing costs of $102,000 were included in "Selling, general, and administrative expense" on the condensed statement of operations for the third quarter and nine months ended September 30, 2016. The deferred gain recognized on the sale-leaseback transaction is amortized on the straight-line method over the life of the lease of 20 years. Deferred gain amortization began in October 2016 and totaled $83,568 and $250,705 for the three and nine-month periods ended September 30, 2017. The current portion of the deferred gain of $334,273 is included in "Accrued expenses" and the long-term portion of the deferred gain of $6,016,918 is included in "Long-term portion of deferred gain on sale-leaseback" in the accompanying condensed consolidated balance sheets.

NOTE 13--SUBSEQUENT EVENTS
On October 4, 2017, the Company declared a $0.13 cash dividend. The dividend totaling approximately $1,100,000 was paid on November 6, 2017.
On October 30, 2017, the Company amended its Credit Agreement with its bank to increase the limit of the asset-based revolving line of credit by $20,000,000 to a maximum of $65,000,000 and extended the maturity date to October 30, 2020. None of the other provisions of the Credit Agreement were changed as a result of this amendment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is management's discussion of certain significant factors that affected the Company during the three and nine-month periods ended September 30, 2017.
Consolidated net sales for the third quarter of 2017 were $54,596,000, an increase of $20,299,000 or 59 percent when compared to net sales for the third quarter of 2016 of $34,297,000. Net sales for the first nine months of 2017 were $148,311,000, an increase of $42,795,000 or 41 percent when compared to the same period of the prior year. For the third quarter of 2017, the Company recorded net loss from continuing operations of $1,207,000, or $0.14 per share, compared to a net loss from continuing operations of $2,608,000 or $0.30 loss per share for the same quarter in the prior year. For the first nine months of 2017, net income from continuing operations was $325,000, or $0.04 per share. This compares to a net loss from continuing operations of $5,658,000, or $0.64 loss per share for the first nine months of 2016.
The third quarter and first nine-month periods of 2017 include financial results in the Company's Metals Segment related to the acquisition of Bristol Metals-Munhall, which closed on February 28, 2017, including net sales of $8,675,000 and $17,087,000, respectively, operating losses of $622,000 and $260,000 , respectively, and pretax acquisition transaction related charges totaling $186,000 and $1,188,000 respectively.

Metals Segment
Metals Segment net sales for the third quarter of 2017 totaled $43,023,000, an increase of $20,732,000 or 93 percent from the third quarter of 2016. Excluding Bristol Metals-Munhall, third quarter net sales were up 54 percent over the same period last year. Sales for the first nine months of 2017 were $111,821,000, an increase of $43,490,000 or 64 percent from 2016. Excluding Bristol Metals-Munhall, year to date net sales were up 39 percent. Each product line in the Metals Segment showed positive sales growth, including sequential quarterly gains, and gains against the prior year’s quarter and on a year to date basis. Sales of seamless carbon pipe were up 84 percent over last year’s third quarter and up 74 percent year to date. Sales were affected during the third quarter and first nine months of 2017 due to third quarter shipments and order activity across the businesses in the Metals Segment showing improvement over the first and second quarters and are summarized as follows:

	Sales Increase (decrease) from prior year period
	$	%	Average selling price	Units shipped
Third quarter
Storage tank and vessel	$3,116,000	68.7%	31.0%	37.7%
Seamless carbon steel pipe and tube	3,049,000	84.2%	13.8%	70.4%
Stainless steel pipe (1)	14,567,000	103.0%	(27.4)%	130.4%
Total third quarter change	$20,732,000
(1) Excluding Bristol Metals - Munhall	5,892,000	41.7%	(4.4)%	46.1%

First nine months
Storage tank and vessel	$5,770,000	40.6%	27.9%	12.7%
Seamless carbon steel pipe and tube	8,011,000	74.4%	4.5%	69.9%
Stainless steel pipe(2)	29,709,000	68.5%	(6.2)%	74.7%
Total first nine months change	$43,490,000
(2) Excluding Bristol Metals - Munhall	12,622,000	29.1%	5.6%	23.5%

The Metals Segment's operating loss from continuing operations improved $1,976,000 to a loss of $1,264,000 for the third quarter of 2017 compared to a loss of $3,240,000 for the third quarter of 2016. For the first nine months of 2017, operating income from continuing operations for the Metals Segment increased $8,321,000 to an operating profit of $2,660,000 compared to a loss of $5,661,000 for the same period of 2016. Current year operating results were affected by the following factors:

a)	The addition of Bristol Metals-Munhall operations as noted above.

b)
Nickel prices and resulting surcharges for 304 and 316 alloys experienced a sharp decline in the third quarter when compared to the first half of 2017. Surcharges for both alloys declined by $.13 per pound in the third quarter, generating Metals Segment inventory price changes losses of $1,978,000, up from the prior year’s inventory price changes losses of $1,255,000. The current quarter’s inventory price changes losses more than offset the first six months’ inventory price changes gains of $719,000, resulting in a year to date inventory price changes loss totaling $1,259,000.

c)
Margins in the stainless steel business continued to be negatively impacted during 2017. Special alloy sales were at historically low levels due to a lower incidence of project work in the downstream energy markets. While special alloy shipments as a percentage of total sales at the Bristol facility improved marginally, the decline in shipments of larger diameter pipe (14 inches and up) offset any improvement in alloy mix.

d)	Operating income from both seamless carbon pipe and tube and storage tanks and vessels continued to show solid improvement over the prior year.

e)
A $2,229,000 charge in the third quarter 2016 associated with the book loss on three Metal Segment properties sold as part of the sale-leaseback transaction closed in 2016 with no comparable loss recognized in 2017.

Specialty Chemicals Segment
Net sales for the Specialty Chemicals Segment in the third quarter of 2017 were $11,573,000, representing a $433,000 or four percent decrease from the same quarter of 2016. Net sales for the first nine months of 2017 were $36,489,000, down $696,000 or two percent from 2016 results. The third quarter sales decrease was comprised of a two percent decrease in pounds sold and a two percent decrease in average selling price when compared to the same period of the prior year. For the first nine months, pounds sold decreased four percent and average selling price increased two percent. Net sales were negatively impacted during the third quarter and first nine months of 2017 by:
a) The loss of a single customer in the second half of 2016 that reduced sales in the first half of 2017 by $2,100,000. There was no impact from this customer loss in the third quarter of this year.
b) The ramp up of our new fire retardant customer at CRI Tolling has not gone as quickly as we had earlier projected. Shipments did commence in the second half of the third quarter and will continue to build into the fourth quarter of this year and the first quarter of 2018. Our agreement calls for an annual volume of 3 million pounds, the run rate, which we now expect to achieve in the first quarter of next year.
c) We experienced some delays in receipt of raw materials coming out of the Houston area following Hurricane Harvey.
Operating income for the Specialty Chemicals Segment for the third quarter of 2017 decreased $37,000 from the third quarter of 2016 to $1,151,000. Operating income for the Specialty Chemicals Segment for the first nine months of 2017 amounted to $3,796,000, a $76,000 or two percent increase from the same period for 2016. Operating income in the third quarter and year to date was negatively impacted by an increase to the allowance for doubtful accounts of $227,000 for one customer that became financially unstable during the quarter combined with higher legal fees of $81,000. The decrease in operating income was partially offset by a $229,000 charge in the third quarter 2016 associated with the book loss on two Specialty Chemicals Segment properties sold as part of the sale-leaseback transaction closed in 2016 with no comparable loss recognized in 2017.

Other Items
Consolidated selling, general and administrative expenses increased 13 percent to $6,588,000, or 12.1 percent of sales, from $5,815,000, 17.0 percent of sales, for the third quarter of 2017 compared to the third quarter of 2016. For the first nine months of 2017, consolidated selling, general and administrative expenses were $18,926,000, or 12.8 percent of sales, an increase of eleven percent from $17,041,000, or 16.2 percent of sales, for the first nine months of 2016. Approximately $411,000 and $783,000 of the increases arose from including Bristol Metals-Munhall's selling, general and administrative expenses in the third quarter and first nine months of 2017, respectively, with no comparable costs for 2016. The remainder of the change for both periods resulted from higher incentive based bonuses (up $233,000 for the quarter and $1,008,000 for the first nine months), increased sales commissions and wages (up $193,000 for the quarter and $337,000 for the first nine months) and an increase to the allowance for doubtful accounts (up $256,000 for the quarter and $224,000 for the first nine months) partially offset by lower professional fees (down $101,000 for the quarter and $220,000 for the first nine months), shelf registration costs (down $5,000 for the quarter and $145,000 for the first nine months) and lower travel expenses (down $30,000 for the quarter and $125,000 for the first nine months).
Acquisition costs for the third quarter of 2017 of $186,000 (mainly in the Metals Segment cost of sales) and $1,188,000 for the first nine months of 2017 ($782,000 in unallocated SG&A and $406,000 in Metals Segment cost of sales), resulted from costs associated with the Bristol Metals-Munhall acquisition.
Interest expense was $279,000 and $273,000 for the third quarter of 2017 and 2016, respectively. For the first nine months, interest expense decreased to $715,000 for 2017 from $822,000 for 2016.
Due to a higher projected sales of small diameter stainless-steel pipe and tube (outside diameter of ten inches or less) for the remainder of the measurement period, the earn-out liability resulting from the acquisition of Bristol Metals-Munhall was increased by $63,000 and $145,000 for the third quarter and first nine months of 2017.

The Company purchased 225,000 shares of a potential acquisition target for $3,832,000 during the second quarter of 2017. During the third quarter of 2017, acquisition discussions were stopped and the Company sold all of their holdings, realizing a $310,000 gain on the investment. As a result of the sale, unrealized gains, net of tax, of $366,000 were reclassified out of accumulated other comprehensive income ("AOCI") with the realized gain on sale included in other income which reduced the balance of AOCI to zero at September 30, 2017. The Company used the average cost method to determine the realized gain or loss for each transaction.
The effective tax rate was 30 percent and 28 percent for the three-month and nine-month periods ended September 30, 2017, respectively. The 2017 effective tax rate was lower than the statutory rate of 34 percent primarily due to state tax expense and other permanent differences, mainly the manufacturer's exemption. The effective tax rate was 34 percent and 25 percent for the three-month and nine-month periods ended September 30, 2016, respectively. The nine-month 2016 effective tax rate was lower than the 34 percent statutory rate primarily due to state tax expense and a one-time permanent difference reducing the amount of tax benefit of the pre-tax loss for that period.
The Company's cash balance decreased $48,000 to $15,000 as of September 30, 2017 compared to $63,000 at December 31, 2016. Fluctuations during the period were comprised of the following:

a)	On February 28, 2017, the Company completed the acquisition of Bristol Metals-Munhall for $11,954,000. This excludes a $3,000,000 deposit made in the prior year;

b)
Net accounts receivable increased $12,284,000 at September 30, 2017 when compared to the prior year end, which resulted from a 59 percent increase in sales for the last two months of the third quarter 2017 compared to the last two months of the fourth quarter 2016. Also, days sales outstanding, calculated using a three-month average basis, decreased by 2 days to 49 days outstanding at the end of the third quarter 2017 from 51 days outstanding at the end of 2016;

c)
Net inventories, excluding the $5,434,000 of inventory obtained in the Bristol Metals-Munhall acquisition, increased $4,272,000 at September 30, 2017 as compared to year-end 2016. The increase resulted from building Bristol Metals-Munhall inventory from acquisition levels (up $8,110,000), increased inventory for storage tanks to support higher sales activity (up $2,899,000) along with higher Specialty Chemicals inventory (up $2,714,000) due to raw material inventory required for the fire retardant product line along with raw material price increases. These increases were partially offset by lower heavy wall pipe and tube inventory (down $4,643,000) resulting from higher sales levels and lower stainless steel pipe inventory (down $4,808,000) resulting from purchases for a large sales order being made during the fourth quarter of 2016 that was shipped early 2017 combined with lower nickel surcharges in 2017. Inventory turns increased from 1.90 turns at December 31, 2016, calculated on a three-month average basis, to 2.79 turns at September 30, 2017;

d)
Accounts payable increased $8,084,000 as of September 30, 2017 from the prior year-end. The significant portion of the increase was for Bristol Metals-Munhall (up $6,716,000) as inventory is being purchased to support sales projections. Payable days outstanding remained at approximately 60 days at the end of the third quarter of 2017 and at December 31, 2016; and

e)	Capital expenditures for the first nine months of 2017 were $3,693,000.
The Company drew $17,919,000 against its line of credit during the first nine months of 2017 and had $26,723,000 of borrowings outstanding as of September 30, 2017. Covenants under the Credit Agreement include maintaining a minimum fixed charge coverage ratio and a limitation on the Company’s maximum amount of capital expenditures per year, which is in line with currently projected needs. The Company was in compliance with all covenants as of September 30, 2017.
At December 31, 2016, the Company recorded $11,000,000 in accrued expenses and current assets to reflect the legal liability and corresponding indemnified receivable due from the former shareholders of Palmer. On June 30, 2017, the plaintiff entered into settlement agreements with Palmer/Synalloy and the former shareholders of Palmer, respectively. On August 31, 2017, the former shareholders of Palmer satisfied the financial conditions specified in their settlement agreement with the plaintiff, and the plaintiff filed a Release of Final Judgment with the Court. Because of indemnification terms included in the Stock Purchase Agreement between Synalloy and the former owners of Palmer, neither Synalloy or Palmer contributed to the payments required by the settlement agreements. As a result of the filed Release of Final Judgment the legal liability and corresponding indemnified receivable due from the former shareholders of Palmer were reduced to zero at August 31, 2017.
Outlook
The Metals Segment should benefit from higher nickel and WTI prices, improving order activity, and solid backlog. The fire retardant business along with several smaller product additions should provide incremental gains for the Specialty Chemicals Segment over the next several quarters. As previously reported, the Board of Directors has declared a $.13 per share dividend, which will be paid on November 6, 2017. We have started our planning activities for 2018 and will provide some guidance later this year. We remain optimistic that our end markets continue to improve and that the Company is well positioned for growth in 2018.

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

Changes in Internal Control over Financial Reporting
The Company's management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, identified no change in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's control over financial reporting. Management has excluded the Munhall facility's operations (acquired in the MUSA Stainless acquisition) from its assessment of internal control over financial reporting as of September 30, 2017 because this material acquisition closed in the first quarter of 2017. Total assets and total revenue associated with the Munhall facility represent approximately 21 percent, or $33.5 million and twelve percent, or $17.1 million, respectively, of the related consolidated financial statement amounts of the Metals Segment as of, and for the quarter ended, September 30, 2017.

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

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Jan 1, 2017 - Mar 31, 2017	—	$—	—	870,100
Apr 1, 2017 - June 30, 2017	—	$—	—	870,100
Jul 1, 2017 - Aug 31, 2017	—	$—	—	870,100
Total	—		—
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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description
10.1	Third Amended and Restated Loan agreement, dated as of October 30, 2017, between Registrant and Branch Banking and Trust ("BB&T")
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
31.3	Rule 13a-14(a)/15d-14(a) Certification of the Chief Accounting Officer
32	Certifications Pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNALLOY CORPORATION
(Registrant)

Date: November 7, 2017	By:	/s/ Craig C. Bram
Craig C. Bram
President and Chief Executive Officer
(principal executive officer)

Date: November 7, 2017	By:	/s/ Dennis M. Loughran
Dennis M. Loughran
Senior Vice President and Chief Financial Officer
(principal financial officer)

Date: November 7, 2017	By:	/s/ Richard D. Sieradzki
Richard D. Sieradzki
Chief Accounting Officer
(principal accounting officer)