Form 10-K
period 2017-12-31
SYNALLOY CORP
filed 2018-03-13
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 0-19687
SYNALLOY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	57-0426694
(State of incorporation)	(I.R.S. Employer Identification No.)
4510 Cox Road, Suite 201, Richmond, Virginia, 23060
(Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (864) 585-3605
Securities registered pursuant to Section 12(b) of the Act	Name of each exchange on which registered:
Common Stock, $1.00 Par Value	NASDAQ Global Market
(Title of Class)
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ Do not check if smaller reporting company	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Based on the closing price as of June 30, 2017, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $92.9 million. Based on the closing price as of March 9, 2018, the aggregate market value of common stock held by non-affiliates of the registrant was $109.8 million. The registrant did not have any non-voting common equity outstanding at either date.
The number of shares outstanding of the registrant's common stock as of March 9, 2018 was 8,757,434.
Documents Incorporated By Reference
Portions of the Proxy Statement for the 2017 annual shareholders' meeting are incorporated by reference into Part III of this Form 10-K.

Synalloy Corporation
Form 10-K
For Period Ended December 31, 2017

Forward-Looking Statements
This Annual Report on Form 10-K includes and incorporates by reference "forward-looking statements" within the meaning of the federal securities laws. All statements that are not historical facts are forward-looking statements. The words "estimate," "project," "intend," "expect," "believe," "should," "anticipate," "hope," "optimistic," "plan," "outlook," "should," "could," "may" and similar expressions identify forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions; the impact of competitive products and pricing; product demand and acceptance risks; raw material and other increased costs; raw materials availability; employee relations; ability to maintain workforce by hiring trained employees; labor efficiencies; customer delays or difficulties in the production of products; new fracking regulations; a prolonged decrease in nickel and oil prices; unforeseen delays in completing the integrations of acquisitions; risks associated with mergers, acquisitions, dispositions and other expansion activities; financial stability of our customers; environmental issues; negative or unexpected results from tax law changes; unavailability of debt financing on acceptable terms and exposure to increased market interest rate risk; inability to comply with covenants and ratios required by our debt financing arrangements; ability to weather an economic downturn; loss of consumer or investor confidence and other risks detailed from time-to-time in Synalloy Corporation's Securities and Exchange Commission filings. Synalloy Corporation assumes no obligation to update any forward-looking information included in this Annual Report on Form 10-K.

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
The Company's business is divided into two reportable operating segments, the Metals Segment and the Specialty Chemicals Segment. The Metals Segment operates as three reporting units, all International Organization for Standardization ("ISO") certified manufacturers, including Bristol Metals, LLC ("BRISMET"), a wholly-owned subsidiary of Synalloy Metals, Inc., Palmer of Texas Tanks, Inc. ("Palmer") and Specialty Pipe & Tube, Inc. ("Specialty"). BRISMET manufactures stainless steel and other alloy pipe and tube. Palmer manufactures liquid storage solutions and separation equipment, and Specialty is a master distributor of seamless carbon pipe and tube. The Metals Segment's markets include the oil and gas, chemical, petrochemical, pulp and paper, mining, power generation (including nuclear), water and waste water treatment, liquid natural gas ("LNG"), brewery, food processing, petroleum, pharmaceutical and other heavy industries. The Specialty Chemicals Segment operates as one reporting unit which includes Manufacturers Chemicals, LLC ("MC"), a wholly-owned subsidiary of Manufacturers Soap and Chemical Company ("MS&C"), and CRI Tolling, LLC ("CRI Tolling"). The Specialty Chemicals Segment produces specialty chemicals for the chemical, paper, metals, mining, agricultural, fiber, paint, textile, automotive, petroleum, cosmetics, mattress, furniture, janitorial and other industries. MC manufactures lubricants, surfactants, defoamers, reaction intermediaries and sulfated fats and oils. CRI Tolling provides chemical tolling manufacturing resources to global and regional chemical companies and contracts with other chemical companies to manufacture certain, pre-defined products.
General
Metals Segment – This segment is comprised of three wholly-owned subsidiaries: Synalloy Metals, Inc., which owns 100 percent of BRISMET, located in Bristol, Tennessee and Munhall, Pennsylvania; Palmer, located in Andrews, Texas; and Specialty, located in Mineral Ridge, Ohio and Houston, Texas.
BRISMET manufactures welded pipe and tube, primarily from stainless steel, but also from other corrosion-resistant metals. Pipe is produced in sizes from one-half inch to 120 inches in diameter and wall thickness up to one and one-half inches. Eighteen-inch and smaller diameter pipe is made on equipment that forms and welds the pipe in a continuous process. Pipe larger than 18 inches in diameter is formed on presses or rolls and welded on batch welding equipment. Pipe is normally produced in standard 20-foot lengths. However, BRISMET has unusual capabilities in the production of long length pipe without circumferential welds. This can reduce the installation cost for the customer. Lengths up to 60 feet can be produced in sizes up to 18 inches in diameter. In larger sizes, BRISMET has a unique ability among domestic producers to make 48-foot lengths in diameters up to 36 inches. Over the past four years, BRISMET has made substantial capital improvements, installing an energy efficient furnace to anneal pipe quicker while minimizing natural gas usage; system improvements in pickling to maintain the proper chemical composition of the pickling acid; and developing a heavy wall/quick turn welded pipe production shop by adding a 4,000 tonne press along with all necessary ancillary processes. BRISMET's Munhall facility manufactures welded pipe as well as new product offerings in welded tubing in diameters from 5/8 inch to 8 inches and gauges in diameters from 0.028 inches to 0.120 inches. The Munhall facility was designed for improved product flow and the latest technology including laser welding and in-line annealing.
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
In order to establish stronger business relationships, the Metals Segment uses only a few raw material suppliers. Nine suppliers furnish approximately 80 percent of total dollar purchases of raw materials, with one supplier furnishing 40 percent of material purchases. However, the Company does not believe that the loss of this supplier would have a materially adverse effect on the Company as raw materials are readily available from a number of different sources, and the Company anticipates no difficulties in fulfilling its requirements.
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
The Specialty Chemicals Segment maintains six laboratories for applied research and quality control which are staffed by eleven employees.
Most raw materials used by the segment are generally available from numerous independent suppliers and approximately 52 percent of total purchases are from its top 15 suppliers. While some raw material needs are met by a sole supplier or only a few suppliers, the Company anticipates no difficulties in fulfilling its raw material requirements.

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
Approximately 80 percent of Specialty's pipe and tube sales are to North American pipe and tube distributors with the remainder comprised of sales to end use customers. In addition to Specialty's President, Specialty utilizes two manufacturers' representatives and nine inside sales employees, whom are located at both locations, to obtain sales orders and service its customers.
The Metals Segment had one domestic customer that accounted for approximately 14 percent of the segment's revenues for 2015. There were no customers representing more than ten percent of the Metals Segment's revenues for 2017 or 2016.
Specialty Chemicals Segment – Specialty chemicals are sold directly to various industries nationwide by five full-time outside sales employees and eight manufacturers' representatives. The Specialty Chemicals Segment has one customer that accounted for approximately 23, 25 and 31 percent of the segment's revenues for 2017, 2016 and 2015, respectively. The concentration of sales to this customer declined as a result of this customer moving production of the products previously produced and sold by the Specialty Chemicals Segment in house.
Competition
Metals Segment – Welded stainless steel pipe is the largest sales volume product of the Metals Segment. Although information is not publicly available regarding the sales of most other producers of this product, management believes that the Company is one of the largest domestic producers of such pipe. This commodity product is highly competitive with eight known domestic producers, including the Company, and imports from many different countries.
Due to the size of the tanks produced and shipped to its customers, the majority of Palmer's products is sold within a 300 mile radius from its plant in Andrews, Texas. There are currently 18 tank producers, with similar capabilities, servicing that same area.
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
Mergers, Acquisitions and Dispositions
The Company is committed to a long-term strategy of (a) reinvesting capital in our current business segments to foster their organic growth, (b) disposing of underperforming business segments and (c) completing acquisitions that expand our current business segments or establish new manufacturing platforms. Targeted acquisitions are priced to be economically feasible and focus on achieving positive long-term benefits. These acquisitions may be paid for in the form of cash, stock, debt or a combination thereof. The amount and type of consideration and deal charges paid could have a short-term dilutive effect on the Company's earnings per share. However, such transactions are anticipated to provide long-term economic benefit to the Company.
On December 9, 2016, the Company's subsidiary BRISMET, entered into a definitive agreement to acquire the stainless steel pipe and tube assets of Marcegaglia USA, Inc. ("MUSA") located in Munhall, PA to enhance its on-going business with additional capacity and technological advantages. The transaction closed on February 28, 2017. The agreement was structured as an asset purchase and excluded MUSA's galvanized and ornamental tubing products. The purchase price for the transaction, which excludes real estate and certain other assets, totaled $14,954,000; the assets purchased from MUSA include inventory, production and maintenance supplies and equipment less specific identified liabilities assumed. In accordance with the agreement, on December 9, 2016, BRISMET entered into an escrow agreement and deposited $3,000,000 into the escrow fund. During the fourth quarter of 2017, the Company finalized the purchase price allocation for the acquisition. As part of the MUSA transaction, BRISMET assumed all of MUSA's rights and obligations pursuant to the Collective Bargaining Agreement between MUSA and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union AFL-CIO, on behalf of Local Union 5852-22 (the "Union") dated October 1, 2013 (the "CBA"). At the closing of the transaction, BRISMET and the Union amended the CBA to include a modest wage increase and to extend the CBA's termination date to September 30, 2018. A new CBA was ratified that extends the termination date to January 2023.
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
Research and Development Activities
The Company spent approximately $556,000 in 2017, $603,000 in 2016 and $548,000 in 2015 on research and development activities that were expensed in its Specialty Chemicals Segment. Five individuals, all of whom are graduate chemists, are engaged primarily in research and development of new products and processes, the improvement of existing products and processes, and the development of new applications for existing products.
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
Backlogs
The Specialty Chemicals Segment operates primarily on the basis of delivering products soon after orders are received. Accordingly, backlogs are not a factor in this business. The same applies to seamless, carbon steel pipe and tubing sales in the Metals Segment. However, backlogs are important in the Metals Segment's welded stainless steel pipe and tank manufacturing operations, where both businesses incur significant dollar value of committed orders in advance of production. Its backlog of open orders for welded stainless steel pipe were $28,783,000 and $18,752,000 and for tanks were $17,192,000 and $9,878,000 at the end of 2017 and 2016, respectively.
Employee Relations
At December 31, 2017, the Company had 533 employees. The Company considers relations with employees to be strong. The number of employees of the Company represented by unions, located at the Bristol, Tennessee, Munhall, Pennsylvania and Mineral Ridge, Ohio facilities, is 223, or 42 percent of the Company's employees. They are represented by three locals affiliated with the United Steelworkers. Collective bargaining contracts for the Steelworkers expire in July 2019, June 2020 and January 2023, respectively.
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

Our business, financial condition and results of operations could be adversely affected by an increased level of imported products. Our business is susceptible to the import of products from other countries, particularly steel products. Import levels of various products are affected by, among other things, overall world-wide demand, lower cost of production in other countries, the trade practices of foreign governments, government subsidies to foreign producers, the strengthening of the U.S. dollar and governmentally imposed trade restrictions in the United States. Although imports from certain countries have been curtailed by anti-dumping duties, imported products from other countries could significantly reduce prices. Increased imports of certain products, whether illegal dumping or legal imports, could reduce demand for our products in the future and adversely affect our business, financial position, results of operations or cash flows.

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

We rely on a small number of suppliers for our raw materials and any interruption in our supply chain could affect our operations. In order to foster stronger business relationships, the Metals Segment uses only a few raw material suppliers. During the year ended December 31, 2017, nine suppliers furnished approximately 80 percent of our total dollar purchases of raw materials, with one supplier providing 40 percent. However, these raw materials are available from a number of sources, and the Company anticipates no difficulties in fulfilling its raw materials requirements for the Metals Segment. Raw materials used by the Specialty Chemicals Segment are generally available from numerous independent suppliers and approximately 52 percent of total purchases were made from our top 15 suppliers during the year ended December 31, 2017. Although some raw material needs are met by a single supplier or only a few suppliers, the Company anticipates no difficulties in fulfilling its raw material requirements for the Specialty Chemicals Segment. While the Company believes that raw materials for both segments are readily available from numerous sources, the loss of one or more key suppliers in either segment, or any other material change in our current supply channels, could have an adverse effect on the Company’s ability to meet the demand for its products, which could impact our operations, revenues and financial results.

A substantial portion of our overall sales is dependent upon a limited number of customers, and the loss of one or more of such customers would have a material adverse effect on our business, results of operation and profitability. The products of the Specialty Chemicals Segment are sold to various industries nationwide. The Specialty Chemicals Segment has one customer that accounted for approximately 23 percent, 25 percent and 31 percent of revenues for 2017, 2016 and 2015, respectively. The concentration of sales to this customer declined as a result of this customer moving production of the products previously produced and sold by the Specialty Chemicals Segment in house. The loss of this customer would have a material adverse effect on the revenues of the Specialty Chemicals Segment of the Company.

The Metals Segment had one customer that accounted for approximately 14 percent of revenues for 2015. There were no customers representing more than ten percent of the Metals Segment's revenues in 2017 or 2016. Palmer and Specialty, which are a part of the Metals Segment, sell much of their products to the oil and gas industry. Any change in this industry, or any change in this industry’s demand for their products, would have a material adverse effect on the profits of the Metals Segment and the Company.

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

Significant changes in nickel prices could have an impact on the sales of the Metals Segment. The Metals Segment uses nickel in a number of its products. Nickel prices are currently at a relatively low level, which reduces our manufacturing costs for certain products. When nickel prices increase, many of our customers increase their orders in an attempt to avoid future price increases, resulting in increased sales for the Metals Segment. Conversely, when nickel prices decrease, many of our customers wait to place orders in an attempt to take advantage of subsequent price decreases, resulting in reduced sales for the Metals Segment. On average, the Metals Segment turns its inventory of commodity pipe every six months, but the nickel surcharge on sales of commodity pipe is established on a monthly basis. The difference, if any, between the price of nickel on the date of purchase of the raw material and the price, as established by the surcharge, on the date of sale has the potential to create an inventory price change gain or loss. If the price of nickel steadily increases over time, as it did from 2005 to 2007, the Metals Segment is the beneficiary of the increase in nickel price in the form of metal price change gains. Conversely, if the price of nickel steadily decreases over time, as it did from 2011 to 2016, the Metals Segment suffers metal price change losses. 2017 was a highly volatile year, with nickel prices starting at a peak in January, and declining through the first nine months, with a steep trough during the third quarter (average down 25 percent from the first quarter), before rebounding to almost beginning of year levels by December. This volatile pattern did result in average nickel prices being up 48 percent for the full year of 2017 and up 38 percent for the fourth quarter 2017, when compared to the same periods of the prior year; however, substantial declines within the year generated cumulative inventory price change losses that exceeded inventory price change gains by $2,634,000 for the year. We will incur inventory price losses in the future if nickel prices decrease. Any material changes in the cost of nickel could impact our sales and result in fluctuations in the profits for the Metals Segment.

The Company began hedging its nickel exposure effective in the beginning of 2016 to provide coverage against extreme downside product pricing exposure related to the content of nickel alloy contained in purchased stainless steel inventory. The sales price of stainless steel product (containing nickel alloy) is subject to a variable pricing component for alloys (nickel, chrome, molybdenum and iron) contained in the product. Each month, industry pricing indices are published which set the following month’s price surcharges for those alloys. The Company typically holds approximately six to seven months of inventory, with fixed priced purchase orders (where the alloy pricing index is “locked”, eliminating the Company’s exposure) consisting of approximately 50 percent of held stainless steel inventories. As a result, the eventual sales prices for approximately 50 percent of held stainless steel inventories will vary until a customer order commitment is received, and the selling price is established. In the past, the Company fully absorbed the potential negative market volatility that resulted from sales prices declining during the inventory hold period. In 2017 and 2016, the cumulative negative impact during the inventory hold period totaled $2,634,000 and $5,751,000, respectively, due to a substantial and prolonged period of nickel commodity pricing declines.

The Company’s nickel hedge program covers approximately three months of pricing exposure, via forward contracts, to sell nickel at fixed prices. Other alloys do not have hedge contracts available in the marketplace. The Company reviews the current nickel pricing level and if it believes there is significant downside exposure in future pricing, management will protect against these projected declines by purchasing contracts to “Put” nickel pounds to the trading party, with strike prices at 15 percent below the three-month forward price at the time of the contract. As a result, there is zero hedge coverage for the first 15 percent of nickel price decline, but dollar for dollar coverage for 100 percent of any decline below that level.

As of December 31, 2017 and December 31, 2016, the Company had a hedge position equal to 1,351,000 and 639,000, respectively, of pounds of nickel, representing 53 and 34 percent, respectively, of the Company’s total nickel content of stainless steel pounds in inventory. The Company does not utilize hedge accounting for these transactions but marks to market the value of the outstanding contracts with all adjustments being included in cost of sales in the Consolidated Statements of Operations. The fair value of the nickel contracts at December 31, 2017 and December 31, 2016 was an asset of approximately $9,000 and $87,000, respectively. The Company’s downside exposure is limited to the potential that the total of the fair value of the nickel contracts would be reduced to zero, if nickel pricing does not decline to the contracted strike prices. The program is designed to mitigate but not eliminate the Company's nickel pricing exposure.

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

Certain of our employees in the Metals Segment are covered by collective bargaining agreements, and the failure to renew these agreements could result in labor disruptions and increased labor costs. As of December 31, 2017, we had 223 employees represented by unions at our Bristol, Tennessee, Munhall, Pennsylvania and Mineral Ridge, Ohio facilities, which is 42 percent of the aggregate number of Company employees. These employees are represented by three local unions affiliated with the United Steelworkers (the “Steelworkers Union"). The collective bargaining contracts for the Steelworkers Unions will expire in July 2019, June 2020 and January 2023. Although we believe that our present labor relations are satisfactory, our failure to renew these agreements on reasonable terms as the current agreements expire could result in labor disruptions and increased labor costs, which could adversely affect our financial performance.

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

There were no events of default under our credit facility at December 31, 2017. Although we believe we will remain in compliance with these covenants in the foreseeable future and that our relationship with our lender is strong, there is no assurance our lender would consent to an amendment or waiver in the event of noncompliance; or that such consent would not be conditioned upon the receipt of a cash payment, revised principal payout terms, increased interest rates or restrictions in the expansion of the credit facility for the foreseeable future, or that our lender would not exercise rights that would be available to them, including, among other things, demanding payment of outstanding borrowings. In addition, our ability to obtain additional capital or alternative borrowing arrangements at reasonable rates may be adversely affected. All or any of these adverse events would further limit our flexibility in planning for, or reacting to, downturns in our business.

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

The loss of key members of our management team, or difficulty attracting and retaining experienced technical personnel, could reduce our competitiveness and have an adverse effect on our business and results of operations. The successful implementation of our strategies and handling of other issues integral to our future success will depend, in part, on our experienced management team. The loss of key members of our management team could have an adverse effect on our business. Although we have entered into employment agreements with key members of our management team including Craig C. Bram, President and Chief Executive Officer, Dennis M. Loughran, Senior Vice President and Chief Financial Officer, Sally M. Cunningham, Vice President of Corporate Administration, J. Kyle Pennington, President of Metals Segment, James G. Gibson, General Manager and President of Specialty Chemicals Segment, Steven J. Baroff, President and General Manager of Specialty, K. Dianne Beck, Vice President of Specialty, Christopher D. Sitka, Vice President of Specialty and Kevin Van Zandt, Vice President of Bristol Metals-Munhall, employees may resign from the Company at any time and seek employment elsewhere, subject to certain non-competition restrictions. Additionally, if we cannot retain our technical personnel or attract additional experienced technical personnel, our ability to compete could be harmed.

Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing, as well as governmental reviews of such activities could result in delays or eliminate new wells from being started, thus reducing the demand for our fiberglass and steel storage tanks, pressure vessels and heavy walled pipe and tube. Hydraulic fracturing (“fracking”) is currently an essential and common practice to extract oil from dense subsurface rock formations and this lower cost extraction method is a significant driving force behind the surge of oil exploration and drilling in several locations in the United States. However, the Environmental Protection Agency, U.S. Congress and state legislatures have considered adopting legislation to provide additional regulations and disclosures surrounding this process. In the event that new legal restrictions surrounding the fracking process are adopted in the areas in which our customers operate, we may see a dramatic decrease in Palmer's and Specialty - Texas' profitability which could have an adverse impact on our financial results.

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

Freight costs for products produced in our Palmer facility restrict our sales area for this facility. The freight and other distribution costs for products sold from our Palmer facility are extremely high. As a result, the market area for these products is restricted, which limits the geographic market for Palmer’s tanks and the ability to significantly increase revenues derived from sales of products from the Palmer facility.

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

Our internal controls over financial reporting could fail to prevent or detect misstatements. Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Any failure to maintain effective internal controls or to timely effect any necessary improvement in our internal controls and disclosure controls could, among other things, result in losses from fraud or error, harm our reputation or cause investors to lose confidence in our reported financial information, all of which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

The ongoing effects of the Tax Cuts and Jobs Act ("The Act") and the refinement of provisional estimates could make our results difficult to predict. Our effective tax rate may fluctuate in the future as a result of The Act, which was enacted on December 22, 2017. The Act introduced significant changes to U.S. income tax law that will have a meaningful impact on our provision for income taxes. Accounting for the income tax effects of the Tax Act requires significant judgments and estimates in the interpretation and calculations of the provisions of the The Act.

Due to the timing of the enactment and the complexity involved in applying the provisions of the The Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements for the year ended December 31, 2017. The U.S. Treasury Department, the Internal Revenue Service ("IRS"), and other standard-setting bodies may issue guidance on how the provisions of the The Act will be applied or otherwise administered that is different from our interpretation. As we collect and prepare necessary data, and interpret the The Act and any additional guidance issued by the IRS or other standard-setting bodies, we may make adjustments to the provisional amounts that could materially affect our financial position and results of operations as well as our effective tax rate in the period in which the adjustments are made.

Item 1B Unresolved Staff Comments
None.

Item 2 Properties
The Company operates the major plants and facilities listed below, all of which are in adequate condition for their current usage. All facilities throughout the Company are believed to be adequately insured. The buildings are of various types of construction including brick, steel, concrete, concrete block and sheet metal. All have adequate transportation facilities for both raw materials and finished products. In September 2016, the Company sold its real estate properties previously owned in Tennessee, South Carolina, Texas and Ohio to Store Funding and concurrently leased back these real properties; see Note 12 to the Consolidated Financial Statements included in Item 8 of this Form 10-K. On February 28, 2017, the Company purchased certain stainless steel pipe and tube assets of MUSA in Munhall, PA. As part of this acquisition, the Company entered into a 15-month lease with the sellers for the current manufacturing facility. The lease was amended to extend the term of the lease to May 31, 2023. A parcel of land in Mineral Ridge, OH used for inventory storage, the corporate headquarters located in Richmond, VA, and the shared service center located in Spartanburg, SC continue to be leased by the Company from other parties.

Location	Principal Operations	Building Square Feet	Land Acres
Munhall, PA	Manufacturing stainless steel pipe	284,000	20.0
Bristol, TN	Manufacturing stainless steel pipe	275,000	73.1
Cleveland, TN	Chemical manufacturing and warehousing facilities	143,000	18.8
Fountain Inn, SC	Chemical manufacturing and warehousing facilities	136,834	16.9
Andrews, TX	Manufacturing liquid storage solutions and separation equipment	122,662	19.6
Houston, TX	Cutting facility and storage yard for heavy walled pipe	29,821	10.0
Mineral Ridge, OH	Cutting facility and storage yard for heavy walled pipe	12,000	12.0
Mineral Ridge, OH	Storage yard for heavy walled pipe	—	4.6
Richmond, VA	Corporate headquarters	5,911	—
Spartanburg, SC	Office space for corporate employees and shared service center	4,858	—
Augusta, GA	Chemical manufacturing (1)	—	46.0

(1)	Property owned by Company; plant was closed in 2001 and all structures and manufacturing equipment have been removed.

Item 3 Legal Proceedings
For a discussion of legal proceedings, see Notes 7 and 13 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Item 4 Mine Safety Disclosures
Not applicable.

PART II

Item 5 Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company had 468 common shareholders of record at March 9, 2018. The Company's common stock trades on the NASDAQ Global Market under the trading symbol SYNL. The Company's credit agreement restricts the payment of dividends indirectly through a minimum fixed charge coverage covenant. The Company paid a $0.13 cash dividend on November 6, 2017 and a $0.30 cash dividend on December 8, 2015. No dividends were declared or paid in 2016. The prices shown below are the high and low sales prices for the common stock for each full quarterly period in the last two fiscal years as quoted on the NASDAQ Global Market.

	2017		2016
Quarter	High	Low	High	Low
1st	$13.35	$9.75	$10.07	$6.42
2nd	13.75	10.40	8.50	7.25
3rd	13.10	10.30	9.68	6.56
4th	15.30	11.88	11.70	8.57
The information required by Item 201(d) of Regulation S-K is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Source: Russell Investment Group

Comparison of 5 Year Cumulative Total Return Graph

	12/12	12/13	12/14	12/15	12/16	12/17
Synalloy Corporation	$100.00	$109.05	$127.38	$51.74	$82.35	$101.67
Russell 2000	100.00	138.82	145.62	139.19	168.85	193.58
NASDAQ Non-Financial	100.00	141.29	164.62	176.19	189.29	247.35
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
Unregistered Sales of Equity Securities
Pursuant to the compensation arrangement with directors discussed under Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in this Form 10-K, on May 17, 2017, the Company issued an aggregate of 24,209 shares of restricted stock to non-employee directors in lieu of $287,500 of their annual cash retainer fees. Issuance of these shares was not registered under the Securities Act of 1933 based on the exemption provided by Section 4(2) thereof because no public offering was involved.
The Company also issued 34,322 shares of common stock in 2017 to management and key employees that vested pursuant to the 2005 and 2015 Stock Awards Plans. Issuance of these shares was not registered under the Securities Act of 1933 based on the exemption provided by Section 4(2) thereof because no public offering was involved.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2017 - January 31, 2017	—	$—	—	870,100
February 1, 2017 - February 29, 2017	—	$—	—	870,100
March 1, 2017 - March 31, 2017	—	$—	—	870,100
April 1, 2017 - April 30, 2017	—	$—	—	870,100
May 1, 2017 - May 31, 2017	—	$—	—	870,100
June 1, 2017 - June 30, 2017	—	$—	—	870,100
July 1, 2017 - July 31, 2017	—	$—	—	870,100
August 1, 2017 - August 31, 2017	—	$—	—	870,100
Total	—		—
The Stock Repurchase Plan was approved by the Company's Board of Directors on August 31, 2015 authorizing the Company's chief executive officer or the chief financial officer to repurchase shares of the Company's stock on the open market, provided however, that the number of shares of common stock repurchased pursuant to the resolutions adopted by the Board do not exceed 1,000,000 shares and no shares shall be repurchased at a price in excess of $10.99 per share or during an insider trading "closed window" period. There was no guarantee on the exact number of shares that will be purchased by the Company and the Company could discontinue purchases at any time that management determines additional purchases are not warranted. The Stock Repurchase Plan expired on August 31, 2017.

Item 6 Selected Financial Data

Selected Financial Data and Other Financial Information
(Dollar amounts in thousands except for per share data)
	2017	2016	2015(c)	2014 (a)	2013
Operations (b)
Net sales	$201,148	$138,566	$175,460	$199,505	$196,751
Gross profit	28,081	16,904	25,319	32,929	19,798
Selling, general & administrative expense(e)	24,875	22,673	21,938	16,530	15,987
Goodwill impairment	—	—	17,158	—	—
Operating income (loss)(e)	2,746	(8,246)	(13,031)	16,098	3,547
Net income (loss) - continuing operations	1,341	(6,994)	(10,269)	12,619	2,898
Net loss - discontinued operations	—	(99)	(1,251)	(7,157)	(1,137)
Net income (loss)	1,341	(7,093)	(11,520)	5,462	1,761
Financial Position
Total assets(d), (e)	159,874	138,638	149,043	187,633	163,068
Working capital(d), (f)	74,396	64,868	58,310	64,580	74,992
Long-term debt, less current portion(e)	25,914	8,804	23,410	27,039	20,713
Shareholders' equity	89,700	88,593	95,154	109,454	106,098
Financial Ratios
Current ratio(d), (e), (f)	3.2:1	3.0:1	3.2:1	2.6:1	4.0:1
Gross profit to net sales(b)	14%	12%	14%	17%	10%
Long-term debt to capital(e)	22%	9%	20%	20%	16%
Return on average assets(b), (d), (e)	1%	(4)%	(6)%	7%	2%
Return on average equity(b)	2%	(7)%	(10)%	12%	3%
Per Share Data (Income/(Loss) – Diluted)
Net income (loss) - continuing operations	$0.15	$(0.81)	$(1.18)	$1.45	$0.42
Net loss - discontinued operations	—	(0.01)	(0.14)	(0.82)	(0.16)
Net income (loss)	0.15	(0.82)	(1.32)	0.63	0.25
Dividends declared and paid	0.13	—	0.30	0.30	0.26
Book value	10.27	10.22	11.02	12.57	12.21
Other Data
Depreciation and amortization(b), (e)	$7,738	$6,695	$6,634	$5,132	$4,625
Capital expenditures(b)	5,279	3,044	10,905	8,066	5,648
Employees at year end	533	412	411	464	670
Shareholders of record at year end	488	527	540	575	619
Average shares outstanding - diluted	8,727	8,650	8,710	8,715	6,947
Stock Price
Price range of common stock
High	$15.30	$11.70	$18.49	$18.84	$17.38
Low	9.75	6.42	6.20	13.14	12.53
Close	13.40	10.95	6.88	17.67	15.53
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
(f) Information in the line has been re-stated to reflect the reclassification of deferred lease liabilities from accrued expenses to other long-term liabilities.

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
Allowance for Doubtful Accounts
The Company maintained an allowance for doubtful accounts of approximately $35,000 as of December 31, 2017, for estimated losses resulting from the inability of its customers to make required payments. The allowance is based upon a review of outstanding receivables, historical collection information and existing economic conditions. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables are generally due within 30 to 60 days. Delinquent receivables are written off based on individual credit evaluations and specific circumstances of the customer.
Inventory Adjustments and Reserves
At the end of each quarter, all facilities review recent sales reports to identify sales price trends that would indicate products or product lines that are being sold below our cost. This would indicate that an adjustment would be required.
During the years ended December 31, 2017 and December 31, 2016, adjustments of $254,000 and $93,000 to inventory cost were required by our storage tank facility as lower demand for oil and gas products caused the net realizable value to fall below inventory cost for certain tanks.
During the year ended December 31, 2016, an adjustment of $43,000 to inventory cost was required by our Metals Segment mainly due to decreases in nickel prices. Stainless steel, both in its raw material (coil or plate) or finished goods (pipe) state is purchased / sold using a base price plus an additional surcharge which is dependent on current nickel prices. As raw materials are purchased, it is priced to the Company based upon the surcharge at that date. When the selling price of the finished pipe is set for the customer, approximately three months later, the then-current nickel surcharge is used to determine the proper selling prices. A lower of cost or net realizable value adjustment is recorded when the Company's inventory cost, based upon a historical nickel price, is greater than the current selling price of that product due to a reduction in the nickel surcharge. An adjustment was not required at December 31, 2017.
The Company establishes inventory reserves for:

•
Estimated obsolete or unmarketable inventory. As of December 31, 2017 and December 31, 2016, the Company identified inventory items with no sales or expected sales activity for finished goods or no usage for raw materials for a certain period of time. For those inventory items that are not currently being marketed and unable to be sold, a reserve was established for 100 percent of the inventory cost less any estimated scrap proceeds. The Company reserved $411,000 and $697,000 at December 31, 2017 and December 31, 2016, respectively.

•
Estimated quantity losses. The Company performs an annual physical inventory during the fourth quarter each year. For those facilities that complete their physical inventory before the end of December, a reserve is established for the potential quantity losses that could occur subsequent to their physical. This reserve is based upon the most recent physical inventory results. At December 31, 2017 and December 31, 2016, the Company had $286,000 and $269,000, respectively, reserved for expected physical inventory quantity losses.

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
Goodwill
Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is tested for impairment at the reporting unit level, annually in the fourth quarter and whenever circumstances indicate that the carrying value may not be recoverable. The evaluation of impairment involves using either a step zero qualitative approach or a quantitative approach, if required, as outlined in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 350. The step zero approach allows an entity to first assess qualitative factors to determine whether it is more likely than not that the Fair Value of a reporting unit is less than its carrying value. If an entity cannot make this determination, then the quantitative approach will be followed. The quantitative approach involves a comparison of the fair value of the reporting unit in which the goodwill is recorded to its carrying amount. If the reporting unit's fair value exceeds its carrying value, no impairment loss is recognized. However, if the reporting unit's carrying value exceeds its fair value, an impairment charge equal to the difference in the carrying value of the goodwill and reporting unit's fair value is recorded. The Company performed the quantitative analysis during the fourth quarter of 2017 which resulted in no impairment of the goodwill recognized of $1,355,000 for the Specialty Chemicals Segment or the goodwill recognized of $4,649,000 for the Metals Segment for the year ended December 31, 2017.
When the quantitative approach is used, in making our determination of fair value of the reporting unit, we rely on the discounted cash flow method. This method uses projections of cash flows from the reporting unit. This approach requires significant judgments including the Company's projected net cash flows, the weighted average cost of capital ("WACC") used to discount the cash flows and terminal value assumptions. We derive these assumptions used in the testing from several sources. Many of these assumptions are derived from our internal budgets, which would include existing sales data based on current product lines and assumed production levels, manufacturing costs and product pricing. We believe that our internal forecasts are consistent with those that would be used by a potential buyer in valuing our reporting units.
Earn-Out Liability
In connection with the acquisition of MUSA's stainless steel assets on February 28, 2017, the Company is required to make contingent earn-out payments to the prior owners based upon actual sales levels of stainless steel pipe and tube (outside diameter of ten inches or less). In accordance with ASC Topic 805, Business Combinations, the Company determined the fair value of the earn-out liability on the acquisition date using a Monte Carlo simulation model. Future changes to the fair value of the earn-out liability will be determined each quarter-end and charged to income or expense in the “Earn-Out Adjustment” line item in the Consolidated Statements of Operations and Other Comprehensive Income.
Liquidity and Capital Resources
Cash flows provided by continuing operating activities during 2017 and 2016 totaled $2,235,000 and $5,355,000 respectively, a decrease in cash flows of $3,120,000. The significant components of those results are as follows:

•
Net income from continuing operations for 2017 was $1,341,000. Adding back non-cash, non-operating items, including a) depreciation and amortization expense of $7,738,000, b) the earn-out adjustment of $689,000 and c) deducting the gain on the sale of available for sale securities of $310,000, resulted in favorable cash generation from continuing operations of $9,458,000, an increase of $7,385,000 from $2,073,000 for the prior year. That prior year amount includes a net loss from continuing operations of $6,994,000, plus add backs for non-cash, non-operating items of a) depreciation and amortization of $6,695,000 and b) the loss on the sale of property, plant and equipment resulting from the sale-leaseback of $2,372,000.

•
Accounts receivable from continuing operations used $10,877,000 cash during 2017 as sales increased 48 percent for November and December 2017 compared to the same two months of 2016. Accounts receivable days outstanding remained relatively stable, decreasing from 51.5 days at the end of 2016 to 50.7 days at the end of 2017.

•
Inventory used $7,088,000 of cash as the Company consciously built inventory at the Bristol Metals-Munhall location from acquisition levels along with higher inventory at other facilities to support increased sales activity. Inventory turns, calculated on a three-month average basis, increased from 1.90 turns at the end of 2016 to 2.51 turns at the end of 2017.

•
Accounts payable favorably affected cash flows from continuing operations by $7,572,000 in 2017 as higher inventory purchases were made during November and December of 2017 in the Metals Segment, which increased the 2017 year-end accounts payable balance. Accounts payable days outstanding was consistent at 60 days for both years.

•
Finally, the change in other assets and accrued expenses resulted mainly from an $11,000,000 non-cash reversal of an accrual recorded during the fourth quarter 2016 for a judgment received on an on-going lawsuit which was initially identified during the Company's due diligence associated with the acquisition of Palmer. During 2017, the plaintiff of the case entered into settlement agreements with Palmer/Synalloy and the former shareholders of Palmer. The former shareholders of Palmer satisfied the financial conditions specified in their settlement agreement resulting in the plaintiff filing a Release of Final Judgment with the Court. As a result of the release, the $11,000,000 legal liability and corresponding indemnified receivable due from the former shareholders of Palmer were eliminated. This litigation is more fully described in Note 13.

In 2017, the Company's current assets and current liabilities increased $10,143,000 and $615,000, respectively, from the year ended 2016 amounts, which caused working capital for 2017 to increase by $9,528,000 to $74,396,000 from the 2016 total of $64,868,000. The current ratio for the year ended December 31, 2017, increased to 3.2:1 from the 2016 year-end ratio of 3.0:1.
The Company used cash from investing activities during 2017 of $17,401,000. The Bristol Metals-Munhall acquisition during the first quarter 2017 used $11,954,000 and the Company incurred capital asset purchases of $5,279,000. Financing activities during 2017 generated $15,117,000 of cash as the Company borrowed funds during 2017 for the aforementioned acquisition and capital purchases. The Company declared a $0.13 per share dividend during the fourth quarter 2017 which resulted in a use of cash of $1,149,000.
On August 31, 2016, the Company amended its Credit Agreement with its bank to create a new credit facility in the form of an asset-based revolving line of credit in the amount of $45,000,000. The maturity date of the Line was February 28, 2019. On October 30, 2017, the Company amended its Credit Agreement with its bank to increase the limit of the Line by $20,000,000 to a maximum of $65,000,000 and extended the maturity date to October 30, 2020. Interest under the Credit Agreement is calculated using the One Month LIBOR Rate (as defined in the Credit Agreement), plus a pre-defined spread. Borrowings under the Credit Agreement are limited to an amount equal to a Borrowing Base calculation (as defined in the Credit Agreement) that includes eligible accounts receivable and inventory. The Company determined the refinancing should be accounted for as a debt modification. The Company incurred lender and third party costs associated with the debt restructuring that were capitalized on the balance sheet while certain other third party costs were expensed.
Pursuant to the Credit Agreement, the Company was required to pledge all of its tangible and intangible properties, including the stock and membership interests of its subsidiaries. In the Credit Agreement, the Company's bank agreed to release its liens on the real estate properties covered by the Purchase and Sale Agreement with Store Funding, as described in Note 12.
Covenants under the amended Credit Agreement include maintaining a minimum fixed charge coverage ratio and a limitation on the Company’s maximum amount of capital expenditures per year, which is in line with currently projected needs. At December 31, 2017, the Company was in compliance with all debt covenants. The Company believes that its current liquidity position is sufficient to meet its needs going forward.
Results of Operations
Comparison of 2017 to 2016 – Consolidated
For the full-year 2017, the net income from continuing operations totaled $1,341,000, or $0.15 per share. This compared to full-year 2016 net loss from continuing operations of $6,994,000, or $0.81 loss per share. For the fourth quarter of 2017 the Company recorded net income from continuing operations of $1,017,000, or $0.11 per share. This compares to net loss from continuing operations of $1,436,000, or $0.17 loss per share for fourth quarter of 2016. The full-year and fourth quarter 2017 operating results include an operating loss of $245,000 and an operating profit of $14,000, respectively, due to Bristol Metals-Munhall's operations which was acquired in the first quarter 2017.
Consolidated gross profit from continuing operations increased 66 percent to $28,081,000 in 2017, compared to $16,904,000 in 2016, and, as a percent of sales, increased to 14 percent of sales in 2017 compared to twelve percent of sales in 2016. For the fourth quarter of 2017, consolidated gross profit from continuing operations was $7,663,000, an increase of 108 percent from the fourth quarter of 2016 of $3,684,000. Consolidated gross profit from continuing operations was 15 percent of sales for the fourth quarter of 2017 and eleven percent of sales for same period of 2016. The increases in dollars and in percentage of sales were attributable to the Metals Segment as discussed in the Metals Segment Comparison of 2017 to 2016 below.
Consolidated selling, general and administrative expense from continuing operations for 2017 increased by $2,202,000 to $24,875,000, or twelve percent of sales, compared to $22,673,000, or 16 percent of sales for 2016. These costs increased $407,000 during the fourth quarter of 2017 to $5,955,000 compared to $5,548,000 for the same period of 2016 and were eleven percent of sales for the fourth quarter 2017 compared to 17 percent of sales for the fourth quarter of 2016. The dollar increase for both the year and fourth quarter of 2017 when compared to the same periods of 2016 resulted primarily from the inclusion of Bristol Metals-Munhall's selling, general and administrative expenses for the entire year and fourth quarter for 2017. Since Bristol Metals-Munhall was acquired in February 2017, none of its selling, general, and administrative expenses were included in the prior year. This accounted for $1,139,000 and $356,000 of the annual and fourth quarter increase in selling, general and administrative costs for 2017. The remainder of the increase for the year resulted from higher incentive based bonuses, bad debt expense, stock compensation costs and personnel costs, partly offset by lower amortization and one-time sale-leaseback closing costs which were incurred in the prior year. In addition, the Company incurred $795,000 for one-time acquisition related costs mainly associated with the Bristol Metals-Munhall acquisition in 2017 compared to $106,000 of one-time acquisition costs associated with this acquisition in 2016. These costs were $13,000 and $30,000 for the fourth quarters of 2017 and 2016, respectively. All of these items will be discussed in greater detail in the respective sections below.
Comparison of 2016 to 2015 – Consolidated
For the full-year 2016, the net loss from continuing operations totaled $6,994,000, or $0.81 loss per share. This compared to full-year 2015 net loss from continuing operations of $10,269,000, or $1.18 loss per share. For the fourth quarter of 2016 the Company recorded a net loss from continuing operations of $1,436,000, or $0.17 loss per share. This compares to a net loss from continuing operations of $17,717,000, or $2.04 loss per share for fourth quarter of 2015.
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
Consolidated selling, general and administrative expense from continuing operations for 2016 increased by $735,000 or three percent to $22,673,000 (16 percent of sales) compared to $21,938,000 (13 percent of sales) for 2015. These costs decreased $78,000 or one percent to $5,548,000 for the fourth quarter of 2016 from $5,626,000 for the same period of 2015 and were 17 percent of sales for the fourth quarter 2016 compared to 16 percent of sales for the fourth quarter of 2015. The increase for the full-year 2016 resulted from higher salaries and wages, directors fees, amortization and sale-leaseback closing costs partly offset by lower professional fees, sales commissions and incentive based bonuses. In addition, the Company incurred $106,000 in 2016 for acquisition costs associated with the Bristol Metals-Munhall acquisition which was finalized in 2017 compared to $500,000 of one-time acquisition costs associated with the Specialty acquisition in 2015. These costs were $30,000 and $46,000 for the fourth quarters of 2016 and 2015, respectively. All of these items will be discussed in greater detail in the respective sections below.
Metals Segment – The following table summarizes operating results from continuing operations and backlogs for the three years indicated.

	2017		2016		2015
(in thousands)	Amount	%	Amount	%	Amount	%
Net sales	$152,957	100.0%	$90,215	100.0%	$114,908	100.0%
Cost of goods sold	133,452	87.2%	82,676	91.6%	100,077	87.1%
Gross profit	19,505	12.8%	7,539	8.4%	14,831	12.9%
Selling, general and administrative expense	14,080	9.2%	12,360	13.7%	12,009	10.5%
Goodwill impairment	—	—%	—	—%	17,158	14.9%
Business interruption proceeds	—	—%	—	—%	(1,246)	(1.1)%
(Gain) loss on sale-leaseback	(239)	(0.1)%	2,166	2.4%	—	—%
Operating income (loss)	$5,664	3.7%	$(6,987)	(7.7)%	$(13,090)	(11.4)%
Year-end backlog - Storage tanks	$17,192		$9,878		$9,964

Comparison of 2017 to 2016 – Metals Segment
The Metals Segment's net sales from continuing operations increased 70 percent for the full-year 2017 as compared to the same period of 2016 and net sales for the fourth quarter of 2017 totaled $41,136,000, an increase of 88 percent compared to 2016 net sales of $21,883,000. Excluding Bristol Metals-Munhall, full-year 2017 sales increased 41 percent compared to the same period of 2016 and fourth quarter 2017 sales were 48 percent greater than the same period for 2016.
Stainless steel pipe net sales from continuing operations increased 79 percent and 114 percent for the full-year and fourth quarter, respectively, of 2017 when compared to the same periods of the prior year. Excluding Bristol Metals-Munhall, net sales would have increased 33 percent and 46 percent for the full-year and fourth quarter, respectively, of 2017. The total pipe sales increase for the year resulted from a 88 percent increase in average unit volumes partially offset by a nine percent decrease in average selling price. For the fourth quarter, average unit volumes increased 131 percent while the average selling price decreased 17 percent for 2017 compared to 2016. The lower average selling price for the full-year and fourth quarter resulted from the incremental sales of Bristol Metals-Munhall as their sales of smaller diameter pipe and tube had an unfavorable effect on average selling prices.
Seamless heavy-wall carbon steel pipe and tube sales increased 68 percent and 53 percent for the full-year and fourth quarter, respectively, of 2017 compared to the same periods of the prior year. The full year sales induction was comprised of a 63 percent increase in average unit volumes combined with a five percent increase in average selling price. For the fourth quarter, average unit volumes increased 45 percent while average selling prices increased eight percent. Heavier demand in 2017, primarily related to improvements in the oil and gas sector, drove the sales increase.
Storage tank sales increased 43 percent and 52 percent for the full-year and fourth quarter, respectively, of 2017 when compared to the same periods for the prior year. The full-year increase was comprised of a 15 percent increase in the number of tanks sold and 29 percent increase in average selling price. For the fourth quarter, the storage tank increase resulted from a 21 percent increase in the number of tanks sold combined with a 31 percent decrease in average selling price. The results highlight a move toward higher levels of activity in the Permian Basis and other Palmer of Texas delivery areas, as WTI pricing and other economic indicators have risen throughout the second half of 2017.
The Metals Segment's operating results from continuing operations increased $12,651,000 to an operating profit of $5,664,000 for the full-year 2017 compared to an operating loss of $6,987,000 for 2016. For the fourth quarter, the Metals Segment's operating results from continuing operations increased $4,331,000 to an operating profit of $3,005,000 compared to a loss of $1,326,000 for 2017 compared to 2016, respectively. Current year operating results were affected by the following factors:

a)
The addition of Bristol Metals-Munhall operations as noted above. The full-year 2017 and fourth quarter of 2017 operating results includes $443,000 and $558,000, respectively, for Bristol Metals-Munhall operations. These amounts do not reflect the earn-out adjustment for the year since that expense is not included in the Metals Segment's operating results.

b)
Nickel prices and resulting surcharges for 304 and 316 alloys experienced a rebound in the fourth quarter when compared to the third quarter of 2017. Surcharges for both alloys increased by $0.14 per pound in the fourth quarter, however, the increase was not sufficient to offset the cumulative impact of third quarter declines, with the Metals Segment experiencing a metal price change loss of $925,000 for the quarter, up from the prior year’s fourth quarter metal price change loss of $194,000. The current quarter’s metal price change loss brought the full year metal price change loss to $2,633,000, compared to the full year 2016 metal price change loss of $5,751,000.

c)	Year over year changes in volume, pricing and product mix, as noted above, combined for a 36 percent improvement in gross profit margins in 2017 compared to 2016.

d)	Operating income from both seamless carbon pipe and tube and storage tanks and vessels continued to show solid improvement over the prior year.
Selling, general and administrative expense from continuing operations increased $1,720,000, or 14 percent for the full-year 2017 when compared to 2016. This expense category was nine percent of sales for 2017 and 14 percent of sales for 2016. For the fourth quarter, selling, general and administrative expense was $3,363,000 (eight percent of sales) in 2017, an increase of $163,000 from $3,200,000 (15 percent of sales) for the same period of 2016. The dollar increase for both the year and fourth quarter of 2017 when compared to the same periods of 2016 resulted primarily from the inclusion of Bristol Metals-Munhall's selling, general and administrative expenses. Since Bristol Metals-Munhall was acquired in February 2017, none of its selling, general, and administrative expenses were included in the prior year. This accounted for $1,139,000 and $356,000 of the annual and fourth quarter increase in selling, general and administrative costs for 2017. The remaining changes in selling, general and administrative expense resulted from incentive bonus expense ($510,000 higher and $6,000 lower for the full-year and fourth quarter, respectively), allocated administrative costs (higher by $312,000 and $78,000 for the full-year and fourth quarter, respectively), professional fees (lower by $284,000 and $23,000 for the full-year and fourth quarter, respectively), loss on sale of fixed assets (higher by

$191,000 and $30,000 for the full-year and fourth quarter, respectively), travel costs (lower by $161,000 and $89,000 for the full-year and fourth quarter, respectively), amortization expense (lower by $120,000 and $30,000 for the full-year and fourth quarter, respectively) and salaries and wages ($86,000 higher and $103,000 lower for the full-year and fourth quarter, respectively).
Comparison of 2016 to 2015 – Metals Segment
The Metals Segment's sales from continuing operations decreased $24,693,000 or 21 percent for the full-year of 2016 compared to the same period of 2015. For the fourth quarter of 2016, Metals Segment sales from continuing operations totaled $21,883,000, a decrease of $537,000 or two percent from $22,420,000 for the fourth quarter of 2015. Sales in prior year periods reflected stronger order shipments across all markets in early 2015, before the precipitous decline in oil prices occurred.
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
Storage tank sales increased one percent and 33 percent for the full-year and fourth quarter, respectively, of 2016 when compared to the same periods for the prior year. The full-year increase was comprised of a 15 percent increase in the number of tanks sold offset by a 14 percent decrease in average selling price. For the fourth quarter, the storage tank increase resulted from a 51 percent increase in the number of tanks sold offset by an 18 percent decrease in average selling price. The results highlight a move toward higher levels of activity in the Permian Basin and other Palmer delivery areas, as WTI pricing and other economic indicators have risen throughout the second half of 2016.
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

d)
As a result of continued low nickel prices during 2016, the Company experienced metal price change loss of approximately $5,751,000 and $194,000 for the full-year and fourth quarter of 2016. This compares to metal price change loss of approximately $6,872,000 and $2,012,000, respectively, for the same periods of 2015.

Selling, general and administrative expense from continuing operations increased $351,000, or three percent for the full-year 2016 when compared to 2015. This expense category was 14 percent of sales for 2016 and ten percent of sales for 2015. For the fourth quarter, selling, general and administrative expense was $3,200,000 (15 percent of sales) in 2016, an increase of $345,000 from $2,855,000 (13 percent of sales) for the same period of 2015. The changes in selling, general and administrative expense resulted from higher salaries and wages ($259,000 and $136,000 for the full-year and fourth quarter, respectively), higher sales commissions ($32,000 and $174,000 for the full-year and fourth quarter, respectively), higher allocated administrative costs ($408,000 and $102,000 for the full-year and fourth quarter, respectively) and higher amortization expense ($181,000 and $45,000 for the full-year and fourth quarter, respectively). These amounts were partially offset by lower incentive bonus expense ($403,000 and $56,000 for the full-year and fourth quarter, respectively) and lower professional fees ($129,000 and $147,000 for the full-year and fourth quarter, respectively).

Specialty Chemicals Segment – The following tables summarize operating results for the three years indicated. Reference should be made to Note 15 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

	2017		2016		2015
(Amounts in thousands)	Amount	%	Amount	%	Amount	%
Net sales	$48,191	100.0%	$48,351	100.0%	$60,552	100.0%
Cost of goods sold	39,217	81.4%	38,884	80.4%	50,064	82.7%
Gross profit	8,974	18.6%	9,467	19.6%	10,488	17.3%
Selling, general and administrative expense	4,678	9.7%	4,579	9.5%	4,823	8.0%
(Gain) loss on sale-leaseback	(95)	(0.2)%	206	0.4%	—	—%
Operating income	$4,391	9.1%	$4,682	9.7%	$5,665	9.3%

Comparison of 2017 to 2016 – Specialty Chemicals Segment
Sales for the Specialty Chemicals Segment decreased $161,000 to $48,190,000 for 2017 compared to $48,351,000 in 2016. For the fourth quarter of 2017, sales were $11,701,000, representing a five percent increase from $11,167,000 for the same quarter of 2016. Pounds shipped during the full-year decreased by nine percent for 2017 compared to 2016. For the fourth quarter of 2017, pounds shipped decreased 17 percent. Overall selling prices increased nine percent and 22 percent for the full-year and fourth quarter, respectively, of 2017 compared to the same periods of 2016. Net sales were negatively impacted during the full year and fourth quarter of 2017 by:
a) The loss of a single customer in the second half of 2016 reduced sales in 2017 by approximately $2,100,000.
b) 2017 volume was negatively impacted by the slower than anticipated ramp up of our new fire retardant customer at CRI Tolling. Shipments did commence in the second half of the third quarter and continued to build into the fourth quarter to approximately 60 percent of expected volumes. Our agreement with this customer calls for an annual volume of 3,000,000 pounds, the run rate, which we now expect to achieve in the first quarter of 2018.
c) We experienced some delays in customer deliveries due to weather conditions and an industry wide diminished trucking capacity.
The Specialty Chemicals Segment's operating income for the full-year of 2017 decreased six percent to $4,390,000. The fourth quarter of 2017 decreased 38 percent from the prior year quarter to $594,000. Operating income for the full year 2017 was negatively impacted by an increase to the allowance for doubtful accounts of $239,000 for one customer that became financially unstable and became uncollectable, and $184,000 for the year and $93,000 for the fourth quarter for one-time legal expenses. The decrease in operating income was partially offset by lower incentive based bonuses of $223,000 for the year and $255,000 for the fourth quarter along with a $206,000 charge in the third quarter 2016 associated with the book loss on two Specialty Chemicals Segment properties sold as part of the sale-leaseback transaction closed in 2016 with no comparable loss recognized in 2017.
Selling, general and administrative expense increased $99,000 or two percent in 2017 when compared to 2016, which represented ten percent of sales and nine percent of sales, respectively. For the fourth quarter, selling, general and administrative expense was $877,000 (seven percent of sales) in 2017, a decrease of $191,000 when compared to $1,068,000 (ten percent of sales) for the same period of 2016. These decreases resulted from lower wages and benefits in 2017 ($265,000 and $48,000 lower for the full-year and fourth quarter, respectively) and lower incentive based bonuses ($223,000 and $255,000 lower for the full-year and fourth quarter, respectively) offset by higher bad debt expense ($289,000 and $15,000 higher for the full-year and fourth quarter, respectively), professional fees ($167,000 and $93,000 higher for the full-year and fourth quarter, respectively) and additional corporate costs allocated to the segment ($192,000 and $48,000 higher for the full-year and fourth quarter, respectively).
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
Comparison of 2017 to 2016 – Corporate
Corporate expenses increased $384,000 to $6,117,000, or three percent of sales, in 2017 up from $5,733,000, four percent of sales, in 2016. The full-year increase resulted primarily from:

•	Professional fees increased $148,000 from the prior year resulting from higher audit and banking fees in the current year;

•	Personnel costs were $145,000 higher as a result of normal annual rate increases;

•	Performance based bonuses increased $537,000 from the prior year. Pre-defined Adjusted EBITDA targets were achieved in 2017 but were not achieved in 2016; and

•
Stock grant compensation expense increased $147,000 as a result of awards granted in 2017 in addition to the amendment of the vesting schedules for the May 5, 2016 and February 8, 2017 stock grants awarded from the 2015 Stock Awards Plan.

These increases above were partially offset by:

•	Shelf registration fees of $145,000 and one-time closing costs associated with the sale leaseback transaction of $165,000 incurred in 2016 that did not recur in 2017;

•	Lower rent expense as a result of an early lease termination fee of $34,000 incurred in 2016 to move the location of the corporate office located in Richmond, VA; and

•	Lower directors' fees of $32,000 as a result of one director who did not renew his term for the 2017 year.
Acquisition costs of $795,000 for 2017 and $106,000 for 2016 resulted from costs associated with the MUSA acquisition. See Note 18.
Interest expense was $985,000 and $933,000 for the full-years of 2017 and 2016, respectively. The increase in interest expense during 2017 resulted from an increase in the average debt outstanding as a result of funds used for the acquisition of Bristol Metals-Munhall in the first quarter of 2017.
During the third quarter of 2016, the Company completed a sale-leaseback transaction whereby all of the Company's operating real estate assets were sold to a third party and are being leased back by the Company. The Company received gross sales proceeds of $22,000,000, or approximately $4,230,000 in excess of net book value of total assets sold. Pursuant to the applicable accounting standards, the Company was required to calculate the gain or loss associated with the transaction on a property by property basis. As a result, losses associated with three of the properties in this transaction, totaling $2,455,000, were charged against earnings during the third quarter. Gains associated with the remaining three properties, totaling approximately $6,685,000, were deferred and will be amortized on the straight-line method over the initial lease term of 20 years. Total incremental (benefit) cost associated with the sale-leaseback transaction for 2016 is as follows:

	4th Quarter		Full-Year
	2017	2016	2017	2016
Metals Segment Operating (Income) Loss	$(60,000)	$(60,000)	$(239,000)	$2,166,000
Specialty Chemicals Segment Operating (Income) Loss	(24,000)	(24,000)	(95,000)	206,000
Unallocated Corporate Expenses	—	64,000	—	165,000
Total incremental costs	$(84,000)	$(20,000)	$(334,000)	$2,537,000
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
Acquisition costs of $106,000 for 2016 and $500,000 for 2015 resulted from costs associated with the MUSA and the Specialty acquisition. See Note 18.
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

Contractual Obligations and Other Commitments
As of December 31, 2017, the Company's contractual obligations and other commitments were as follows:

(Amounts in thousands)		Payment Obligations for the Year Ended
	Total	2018	2019	2020	2021	2022	Thereafter
Obligations:
Revolving credit facility	$25,914	$—	$—	$25,914	$—	$—	$—
Interest on bank debt	2,401	891	891	619	—	—	—
Capital lease	298	85	85	70	39	19	—
Operating leases	48,069	2,745	2,861	2,904	2,892	2,884	33,783
Deferred compensation (1)	215	36	21	21	21	17	99
Total	$76,897	$3,757	$3,858	$29,528	$2,952	$2,920	$33,882

(1)	For a description of the deferred compensation obligation, see Note 8 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.
Current Conditions and Outlook
The Company remains optimistic that its 2018 financial results will surpass those achieved in 2017. The Company's primary end markets continue to point toward increasing demand and improving prices. Any concrete steps to limit imports of stainless steel pipe and tube will further improve market dynamics for this critical product line. The Company also expects the Specialty Chemicals Segment to bounce back from its flat results and post both revenue and profit gains as new products are added to its line-up. The Company’s balance sheet is in excellent shape and we have ample borrowing capacity to meet our needs going forward.

Item 7A Quantitative and Qualitative Disclosures about Market Risks
The Company is exposed to market risks from adverse changes in interest rates and nickel prices.
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

Fair value of the Company's debt obligations, which approximated the recorded value, consisted of:
At December 31, 2017

•	$25,914,000 under a revolving line of credit with an availability of $30,813,000, expiring on October 30, 2020 with a variable interest rate of 3.44 percent.

•
An interest rate swap contract with a notional amount of $10,500,000 which fixes the term loan interest rate at 3.74 percent. The fair value of the interest rate swap contract was an asset to the Company of $128,000.

The Company hedges its nickel exposure to provide coverage against extreme downside product pricing exposure related to the content of nickel alloy contained in purchased stainless steel inventory. The sales price of stainless steel product (containing nickel alloy) is subject to a variable pricing component for alloys (nickel, chrome, molybdenum and iron) contained in the product. Each month, industry pricing indices are published which set the following month’s price surcharges for those alloys. The Company typically holds approximately six to seven months of inventory, with fixed priced purchase orders (where the alloy pricing index is “locked”, eliminating the Company’s exposure) consisting of approximately 50 percent of held stainless steel inventories. As a result, the eventual sales prices for approximately 50 percent of held stainless steel inventories will vary until a customer order commitment is received, and the selling price is established. The Company’s downside exposure is limited to the potential that the total of the fair value of the nickel contracts would be reduced to zero, if nickel pricing does not decline to the contracted strike prices. The program is designed to mitigate but not eliminate the Company's nickel pricing exposure. The Company had a hedge position equal to 1,351,000 of pounds of nickel, representing 53 percent of the Company’s total nickel content of stainless steel pounds in inventory at December 31, 2017. The fair value of the nickel contracts at December 31, 2017 was an asset of approximately $9,000.

Item 8 Financial Statements and Supplementary Data
The Company's consolidated financial statements, related notes, report of management and report of the independent registered public accounting firm follow on subsequent pages of this report.

Consolidated Balance Sheets
As of December 31, 2017 and December 31, 2016

	2017	2016
Assets
Current assets
Cash and cash equivalents	$14,706	$62,873
Accounts receivable, less allowance for doubtful accounts of $35,000 and $82,000, respectively	28,704,481	18,028,946
Inventories, net
Raw materials	37,748,316	31,973,073
Work-in-process	9,491,408	9,897,857
Finished goods	24,885,457	18,928,579
Total inventories, net	72,125,181	60,799,509
Prepaid expenses and other current assets	6,802,072	7,272,569
Indemnified contingencies - see Note 13	—	11,339,888
Total current assets	107,646,440	97,503,785

Property, plant and equipment, net	35,080,009	27,324,092
Goodwill	6,003,525	1,354,730
Intangible assets, net	10,880,521	12,308,838
Deferred charges, net and other non-current assets	263,655	146,618

Total assets	$159,874,150	$138,638,063

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$24,256,812	$16,684,508
Accrued expenses	8,993,454	15,950,787
Total current liabilities	33,250,266	32,635,295

Long-term debt	25,913,557	8,804,206
Long-term portion of earn-out liability	3,170,099	—
Long-term deferred sale-leaseback gain	5,933,350	6,267,623
Deferred income taxes	635,910	1,609,492
Other long-term liabilities	1,270,542	728,892

Shareholders' equity
Common stock, par value $1 per share - authorized 24,000,000 shares; issued 10,300,000 shares	10,300,000	10,300,000
Capital in excess of par value	35,193,152	34,714,206
Retained earnings	58,129,382	57,936,533
Accumulated other comprehensive loss	(10,864)	—
	103,611,670	102,950,739
Less cost of common stock in treasury - 1,566,769 and 1,630,690 shares, respectively	13,911,244	14,358,184
Total shareholders' equity	89,700,426	88,592,555
Commitments and contingencies – see Note 13

Total liabilities and shareholders' equity	$159,874,150	$138,638,063

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations and Other Comprehensive Income
Years ended December 31, 2017, December 31, 2016 and December 31, 2015

	2017	2016	2015
Net sales	$201,147,682	$138,565,782	$175,460,438

Cost of sales	173,066,732	121,661,303	150,141,663

Gross profit	28,080,950	16,904,479	25,318,775

Selling, general and administrative expense	24,874,589	22,672,872	21,937,988
Acquisition related costs	794,983	106,227	499,761
Business interruption proceeds	—	—	(1,246,024)
Goodwill impairment	—	—	17,158,249
(Gain) loss on sale-leaseback	(334,273)	2,371,778	—
Operating income (loss)	2,745,651	(8,246,398)	(13,031,199)
Other (income) and expense
Interest expense	985,366	932,572	1,352,806
Change in fair value of interest rate swap	(96,696)	12,997	41,580
Earn-out adjustment	688,523	—	(4,897,448)
Casualty insurance gain	—	—	(923,470)
Other, net	(310,043)	—	(134,389)
Income (loss) before income taxes	1,478,501	(9,191,967)	(8,470,278)
Provision for (benefit from) income taxes	137,139	(2,198,000)	1,799,000

Net income (loss) from continuing operations	1,341,362	(6,993,967)	(10,269,278)

Net loss from discontinued operations, net of tax	—	(99,334)	(1,251,058)

Net income (loss)	$1,341,362	$(7,093,301)	$(11,520,336)

Other comprehensive loss, net of tax:
Unrealized gains on available for sale securities, net of tax of $186,384	355,482	—	—
Reclassification adjustment for gains included in net
income, net of tax of $189,633	(366,346)	—	—
Comprehensive income (loss)	$1,330,498	$(7,093,301)	$(11,520,336)

Net income (loss) per common share from continuing operations:
Basic	$0.15	$(0.81)	$(1.18)
Diluted	$0.15	$(0.81)	$(1.18)

Net loss per diluted common share from discontinued operations:
Basic	$—	$(0.01)	$(0.14)
Diluted	$—	$(0.01)	$(0.14)

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Cost of Common Stock in Treasury	Total
Balance at January 3, 2015	$10,300,000	$34,054,374	$79,167,323	$—	$(14,068,144)	$109,453,553

Net loss	—	—	(11,520,336)	—	—	(11,520,336)
Payment of dividends, $0.30 per share	—	—	(2,617,513)	—	—	(2,617,513)
Issuance of 26,118 shares of common stock from the treasury	—	(102,237)	—	—	231,290	129,053
Stock options exercised for 666 shares, net	—	2,408	—	—	5,894	8,302
Employee stock option and grant compensation	—	521,695	—	—	—	521,695
Purchase of 100,400 shares of common stock	—	—	—	—	(820,460)	(820,460)
Balance at December 31, 2015	10,300,000	34,476,240	65,029,474	—	(14,651,420)	95,154,294

Net loss	—	—	(7,093,301)	—	—	(7,093,301)
Dividend on stock grant forfeiture	—	—	360	—	—	360
Issuance of 62,124 shares of common stock from the treasury	—	(221,507)	—	—	547,125	325,618
Employee stock option and grant compensation	—	459,473	—	—	—	459,473
Purchase of 29,500 shares of common stock	—	—	—	—	(253,889)	(253,889)
Balance at December 31, 2016	10,300,000	34,714,206	57,936,533	—	(14,358,184)	88,592,555

Net income	—	—	1,341,362	—	—	1,341,362
Other comprehensive loss, net of taxes	—	—	—	(10,864)	—	(10,864)
Payment of dividends, $0.13 per share	—	—	(1,148,513)	—	—	(1,148,513)
Issuance of 58,532 shares of common stock from the treasury	—	(227,939)	—	—	515,409	287,470
Stock options exercised for 5,389 shares, net	—	68,469	—	—	(68,469)	—
Employee stock option and grant compensation	—	638,416	—	—	—	638,416
Balance at December 31, 2017	$10,300,000	$35,193,152	$58,129,382	$(10,864)	$(13,911,244)	$89,700,426

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Years ended December 31, 2017, December 31, 2016 and December 31, 2015

	2017	2016	2015
Operating activities
Net income (loss)	$1,341,362	$(7,093,301)	$(11,520,336)
Income from discontinued operations, net of tax	—	99,334	1,251,058
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	5,294,695	4,235,203	4,356,911
Amortization expense	2,443,117	2,459,787	2,277,480
Non-cash interest expense on debt issuance costs	60,529	72,290	120,521
Goodwill impairment	—	—	17,158,249
Deferred income taxes	(1,037,183)	(1,407,462)	150,462
Gain on sale of available for sale securities	(310,043)	—	—
Earn-out adjustments	688,523	—	(4,897,448)
Provision for (reduction of) losses on accounts receivable	201,641	(45,151)	60,855
Provision for losses on inventories	1,196,428	983,505	2,003,885
Loss (gain) on sale of property, plant and equipment	25,730	2,294,917	(18,277)
Amortization of deferred gain on sale-leaseback	(334,273)	(83,569)	—
Straight line lease cost on sale-leaseback	397,071	101,633	—
Casualty insurance gain	—	—	(923,470)
Change in cash value of life insurance	—	1,502	(82,504)
Change in fair value of interest rate swap	(96,696)	12,997	41,581
Issuance of treasury stock for director fees	287,500	330,000	118,762
Employee stock option and grant compensation	638,416	459,473	521,695
Dividend on stock grant forfeiture	—	360	—
Changes in operating assets and liabilities:
Accounts receivable	(10,877,176)	(37,676)	11,380,941
Inventories	(7,088,100)	2,032,621	4,173,337
Other assets and liabilities	11,229,799	(11,767,808)	(653,420)
Accounts payable	7,572,308	4,418,578	(9,122,368)
Accrued expenses	(9,424,395)	9,582,445	(2,059,303)
Accrued income taxes	26,197	(1,294,557)	3,038,362
Net cash provided by continuing operating activities	2,235,450	5,355,121	17,376,973
Net cash used in discontinued operating activities	—	(3,843,137)	(849,974)
Net cash provided by operating activities	2,235,450	1,511,984	16,526,999
Investing activities
Purchases of property, plant and equipment	(5,278,608)	(3,044,411)	(10,905,230)
Proceeds from sale of property, plant and equipment	72,789	22,215,362	21,500
Purchases of available for sale securities	(4,382,865)	—	—
Proceeds from available for sale securities	4,141,564	—	—
Acquisition of the stainless pipe and tube assets of Marcegaglia USA, Inc.	(11,953,513)	(3,000,000)	—
Proceeds from casualty insurance	—	—	1,219,048
Proceeds from life insurance policies	—	1,502,283	720,518
Net cash (used in) provided by investing activities	(17,400,633)	17,673,234	(8,944,164)
Financing activities
Net borrowings from line of credit	17,109,351	6,928,640	990,929
Payments on long-term debt	—	(26,068,228)	(4,700,570)
Payments on capital lease obligation	(124,999)	(65,966)	(13,355)
Payments on earn-out liability to MUSA sellers	(518,456)	—	—
Payments of debt issuance costs	(200,367)	(54,326)	(65,367)
Proceeds from exercised stock options	—	—	8,302
Dividends paid	(1,148,513)	—	(2,617,513)
Purchase of common stock	—	(253,889)	(820,460)
Net cash provided by (used in) financing activities	15,117,016	(19,513,769)	(7,218,034)
(Decrease) increase in cash and cash equivalents	(48,167)	(328,551)	364,801
Cash and cash equivalents at beginning of year	62,873	391,424	26,623
Cash and cash equivalents at end of year	$14,706	$62,873	$391,424

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
The Company's business is divided into two reportable operating segments, the Metals Segment and the Specialty Chemicals Segment. The Metals Segment currently operates as three reportable units including Bristol Metals, LLC ("BRISMET"), Palmer of Texas Tanks, Inc. ("Palmer") and Specialty Pipe & Tube, Inc. ("Specialty"). Two other operations, Bristol Fab and Ram-Fab, were sold or closed during 2014; see Note 19. BRISMET manufactures stainless steel and special alloy pipe and tube, Palmer manufactures liquid storage solutions and separation equipment and Specialty is a master distributor of seamless carbon pipe and tube. The Specialty Chemicals Segment operates as one reportable unit and is comprised of Manufacturers Chemicals, LLC ("MC") and CRI Tolling, LLC ("CRI Tolling") and produces specialty chemicals.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. The Metals Segment is comprised of three subsidiaries: Synalloy Metals, Inc. which owns 100 percent of BRISMET, located in Bristol, Tennessee and Munhall, Pennsylvania; Palmer, located in Andrews, Texas and Specialty, located in Mineral Ridge, Ohio and Houston, Texas. The Specialty Chemicals Segment consists of two subsidiaries: Manufacturers Soap and Chemical Company ("MS&C") which owns 100 percent of MC, located in Cleveland, Tennessee and CRI Tolling, located in Fountain Inn, South Carolina. All significant intercompany transactions have been eliminated.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash balances at financial institutions with strong credit ratings.
Accounts Receivable
Accounts receivable from the sale of products are recorded at net realizable value and the Company generally grants credit to customers on an unsecured basis. Substantially all of the Company's accounts receivable are due from companies located throughout the United States. The Company provides an allowance for doubtful accounts for projected uncollectable amounts. The allowance is based upon a review of outstanding receivables, historical collection information and existing economic conditions. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables are generally due within 30 to 60 days. Delinquent receivables are written off based on individual credit evaluations and specific circumstances of the customer.
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
In addition, the Company establishes inventory reserves for:

•
Estimated obsolete or unmarketable inventory. The Company identified inventory items with no sales activity for finished goods or no usage for raw materials for a certain period of time. For those inventory items not currently being marketed and unable to be sold, a reserve was established for 100 percent of the inventory cost less any estimated scrap proceeds. The Company reserved $411,157 and $697,000 at December 31, 2017 and December 31, 2016, respectively.

•
Estimated quantity losses. The Company performs an annual physical count of inventory during the fourth quarter each year. For those facilities that complete their physical inventory counts before the end of December, a reserve is established for the potential quantity losses that could occur subsequent to their physical inventory. This reserve is based upon the most recent physical inventory results. At December 31, 2017 and December 31, 2016, the Company had $285,627 and $268,579, respectively, reserved for physical inventory quantity losses.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful life of the assets. Leasehold improvements are depreciated over the shorter of their useful lives or the remaining non-cancellable lease term, buildings are depreciated over a range of ten years to 40 years, and machinery, fixtures and equipment are depreciated over a range of three to 20 years. The costs of software licenses are amortized over five years using the straight-line method. The Company continually reviews the recoverability of the carrying value of long-lived assets. The Company also reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. When the future undiscounted cash flows of the operation to which the assets relate do not exceed the carrying value of the asset, the assets are written down to fair value.
Business Combinations
Acquisitions are accounted for using the acquisition method of accounting for business combinations. Under this method, the total consideration transferred to consummate the acquisition is allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the closing date of the acquisition. The acquisition method of accounting requires extensive use of estimates and judgments to allocate the consideration transferred to the identifiable tangible and intangible assets acquired, if any, and liabilities assumed.
Goodwill, Intangible Assets and Deferred Charges
Goodwill, arising from the excess of purchase price over fair value of net assets of businesses acquired, is not amortized but is reviewed annually, at the reporting unit level, in the fourth quarter for impairment and whenever events or circumstances indicate that the carrying value may not be recoverable. In 2017, the evaluation involved comparing the estimated fair value, based on a discounted cash flow model, of the associated reporting unit to its carrying value, including goodwill. No goodwill impairment was identified as a result of the testing procedures performed for the years ended December 31, 2017 and December 31, 2016.
Intangible assets represent the fair value of intellectual, non-physical assets resulting from business acquisitions. Deferred charges represent other intangible assets and debt issuance costs. Intangible assets are amortized over their estimated useful lives using either an accelerated or straight-line method. Deferred charges are amortized over their estimated useful lives using the straight-line method. Deferred charges are amortized over a period ranging from three to ten years and intangible assets are amortized over a period ranging from eight to 15 years. The weighted average amortization period for the customer relationships is approximately eleven years. Deferred charges and intangible assets totaled $21,837,351 and $20,708,496 at December 31, 2017 and December 31, 2016, respectively. Accumulated amortization of deferred charges and intangible assets as of December 31, 2017 and December 31, 2016 totaled $10,693,175 and $8,253,040, respectively. Estimated amortization expense for the next five fiscal years based on existing deferred charges and intangible assets is: 2018 - $2,380,950, 2019 - $2,246,816, 2020 - $2,073,384; 2021 - $1,899,298; 2022 - $1,677,948; and thereafter - $865,780. The Company recorded amortization expense of $2,443,117, $2,459,787 and $2,277,480 for 2017, 2016 and 2015, respectively, which excludes amortization expense of debt issuance costs, which is reflected in the consolidated financial statements as interest expense.
Earn-Out Liability
In connection with the acquisition of Bristol Metals-Munhall on February 28, 2017, the Company is required to make contingent earn-out payments to the prior owners based upon actual sales levels of stainless steel pipe and tube (outside diameter of ten inches or less). The Company determined the fair value of the earn-out liability on the acquisition date using a Monte Carlo simulation model. Future changes to the fair value of the earn-out liability will be determined each quarter-end and charged to income or expense in the “Earn-Out Adjustment” line item in the Consolidated Statements of Operations and Other Comprehensive Income.
Revenue Recognition
Revenue from product sales is recognized at the time ownership of goods transfers to the customer and the earnings process is complete.
Shipping Costs
Shipping costs of approximately $7,502,945, $4,488,041 and $5,155,011 in 2017, 2016 and 2015, respectively, are recorded in cost of goods sold.

Research and Development Expenses
The Company incurred research and development expense of approximately $556,181, $603,067 and $548,257 in 2017, 2016 and 2015, respectively.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing accounts and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in fiscal years in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities were remeasured at December 22, 2017 as a result of the Tax Act signed into law on December 22,2017. See Note 10 for further explanation. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.
Additionally, the Company maintains the required reserves for any and all uncertain tax provisions.
Earnings Per Share of Common Stock
Earnings per share of common stock are computed based on the weighted average number of basic and diluted shares outstanding during each period.
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
Estimates of fair value using levels 2 and 3 may require judgments as to the timing and amount of cash flows, discount rates, and other factors requiring significant judgment, and the outcomes may vary widely depending on the selection of these assumptions. The Company's most significant fair value estimates as of December 31, 2017 and December 31, 2016 relate to the purchase price allocation relating to the acquisition of the stainless steel operations of MUSA, earn-out liabilities, nickel forward option contracts, estimating the fair value of the reporting units in testing goodwill for impairment, estimating the fair value of the interest rate swap and providing disclosures of the fair values of financial instruments.
Use of Estimates
The preparation of the consolidated financial statements requires management to make estimates and assumptions, primarily for testing goodwill for impairment, determining balances for the earn-out liability and certain employee benefit accruals, estimating fair value of identifiable assets acquired and liabilities assumed as a result of business acquisitions and for establishing reserves on accounts receivable, inventories and environmental issues, that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits and trade accounts receivable.

Recent accounting pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)", which changes the criteria for recognizing revenue. The standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard requires a five-step process for recognizing revenue including identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies a performance obligation. Two transition methods are available for implementing the requirements of Topic 606: retrospectively for each prior reporting period presented or retrospectively with the cumulative effect of initial application recognized at the date of initial application. The FASB has issued several amendments to the standard, which are intended to promote a more consistent application of the principles outlined in the standard. The new standard is effective for the Company for annual periods in fiscal years beginning after December 15, 2017. The Company will adopt the new guidance on January 1, 2018, using the modified retrospective transition method..
The Company assessed the impact the new standard will have on the consolidated financial statements as well as its business processes, internal controls, and accounting policies. As part of its assessment, the Company reviewed its contract portfolio and determined how its contracts should be accounted for under Topic 606. Based on the assessment performed, the company determined that the primary form of contracts with customers impacting revenue recognition are individual sales orders. The Company’s sales orders consist of distinct goods with stand-alone selling prices and are typically completed within 12 months from inception. No significant long-term sales contracts requiring revenue to be recognized over a period of time in excess of one year have been identified.
The main performance obligation included in sales orders is the manufacture and distribution of goods as prescribed by our customers. This performance obligation is satisfied upon the transfer of title of each distinct item, which occurs at a point-in-time. Consistent with manufacturing and distribution industry norms, the Company’s transfer of title of goods is determined by FOB shipping terms. Recognizing revenue in accordance with shipping terms is consistent with the Company’s current revenue recognition policy under ASC Topic 605, therefore we do not expect any significant change in the timing under which we recognize revenue.
Shipping and handling of goods is considered a part of the fulfillment of our performance obligation regardless of whether shipping terms are shipping point or destination. This position is supported by the practical expedient provided under Topic 606 which allows a company to account for shipping and handling as activities to fulfill the promise to transfer the good if that methodology is consistently applied. For revenues recognized on orders prior to completion of shipping activities offsetting shipping costs are accrued. This practice is consistent with the Company’s current accounting policy and will not result in any financial statement impact.
Based on the assessment performed, the Company does not believe the standard will have a material impact on its consolidated financial statements or internal controls over financial reporting, other than for the disclosures required by the standard.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” to increase the transparency and comparability of lease recognition and disclosure. The update establishes a right of use ("ROU") model which requires lessees to recognize lease contracts with a term greater than one year on the balance sheet as ROU assets and lease liabilities. Leases will be classified as either financing or operating which will determine expense classification and recognition. Topic 842 is effective for fiscal years beginning after December 15, 2018 and must be applied using the modified retrospective approach. Early adoption is permitted. While the Company expects Topic 842 to add material ROU assets and lease liabilities to the consolidated balance sheets related to its current land and building operating leases, it is evaluating other effects that the new standard will have on the consolidated financial statements.
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
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" which provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Topic 805 is effective for fiscal years beginning after December 15, 2017. The Company does not believe its implementation will have a material effect on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment," which requires an entity to no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. Topic 350 is effective for fiscal years beginning after December 15, 2019. The Company elected to early adopt the provisions of this ASU in 2017. The implementation of this ASU did not have a material effect on the Company's consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting," which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Topic 718. Topic 718 is effective for fiscal years beginning after December 15, 2017. The Company does not believe its implementation will have a material effect on the Company's consolidated financial statements.

Note 2 Fair Value of Financial Instruments
The Company's financial instruments include cash and cash equivalents, accounts receivable, derivative instruments, accounts payable, earn-out liabilities and debt instruments. For short-term instruments, other than those required to be reported at fair value on a recurring basis and for which additional disclosures are included below, management concluded the historical carrying value is a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization. Therefore, as of December 31, 2017 and December 31, 2016, the carrying amount for cash and cash equivalents, accounts receivable, accounts payable and the Company's revolving line of credit, which is based on a variable interest rate, approximates their fair value.
During 2017, the Company sold shares of Level 1 available for sales securities. Proceeds from the sale totaled $4,141,564 which resulted in a realized gain of $310,043 which is included in other income on the accompanying consolidated statements of operations. As a result of the sale, unrealized gains of $555,979, $366,346 net of taxes, were reclassified out of accumulated other comprehensive income ("AOCI") with the realized gain on sale included in earnings. As of December 31, 2017, the Company has additional available for sale securities with unrealized losses of $14,111, $10,864 net of taxes, which is included in AOCI at December 31, 2017. The Company used the average cost method to determine the realized gain or loss for each transaction. The fair value of available for sale securities held by the Company as of December 31, 2017 was $537,233 and is included in prepaid expenses and other current assets on the accompanying consolidated balance sheets. The Company did not have any available for sale securities held at December 31, 2016.
The Company has two Level 2 financial assets and liabilities. The fair value of the interest rate swap contract entered into on August 21, 2012 was an asset of $127,981 and $31,285 at December 31, 2017 and December 31, 2016, respectively. The interest rate swap was priced using discounted cash flow techniques. Changes in the swap fair value was recorded in current assets or liabilities, as appropriate, with corresponding offsetting entries to other income (expense). Significant inputs to the discounted cash flow model include projected future cash flows based on projected one-month LIBOR and the average margin for companies with similar credit ratings and similar maturities. It is classified as Level 2 as it is not actively traded and is valued using pricing models that use observable market inputs. See Note 17 for further discussion of interest rate swap.
To manage the impact on earnings of fluctuating nickel prices, the Company enters into three-month forward option contracts, which are classified as Level 2. At December 31, 2017, the Company had contracts in place with notional quantities totaling 1,351,494 pounds with strike prices ranging from $3.75 to $4.64 per pound. At December 31, 2016, the Company had contracts in place with notional quantities totaling 638,168 pounds with strike prices ranging from $3.92 to $4.38 per pound. The fair value of the option contracts were an asset of $9,027 and $87,283 at December 31, 2017 and December 31, 2016, respectively. The fair value of the contracts was priced using discounted cash flows techniques based on forward curves and volatility levels by asset class determined on the basis of observable market inputs, when available. Changes in their fair value were recorded to cost of goods sold with corresponding offsetting entries to other current assets.
The fair value of earn-out liabilities resulting from the MUSA acquisition discussed in Note 18 is classified as Level 3. The fair value was estimated by applying the Monte Carlo simulation approach using management's projection of pounds shipped and price per unit. Each quarter-end the Company re-evaluates its assumptions and adjusts to the estimated present value of the expected payments to be made.

Earn-out liabilities associated with the acquisitions of Palmer in 2012 and Specialty in 2014 were adjusted to zero during 2015 and gains of approximately $2,483,333 and $2,414,115, respectively, were recognized. The Palmer earn-out period expired August 21, 2015 and the Specialty earn-out period expired on November 22, 2016. No earn-out payments were made in 2015 or 2016.

There were no changes in the carrying amount of the earn-out liability for the year ended December 31, 2016. The following table presents a summary of changes in fair value of the Company's Level 3 liabilities measured on a recurring basis for 2017:

Balance at December 31, 2016	$—
Fair value of earn-out liability associated with the MUSA acquisition at February 28, 2017	4,663,783
Earn-out payments to MUSA sellers	(518,456)
Change in fair value during the period	688,523
Balance at December 31, 2017	$4,833,850
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 in the years ended December 31, 2017 or December 31, 2016. There have also been no changes in the fair value methodologies used by the Company during the years ended December 31, 2017 or December 31, 2016.

Note 3 Property, Plant and Equipment
Property, plant and equipment consist of the following:

	2017	2016
Land	$62,916	$62,916
Leasehold improvements	544,186	120,915
Buildings	412,301	641,526
Machinery, fixtures and equipment	81,229,311	66,099,880
Machinery and equipment under capital lease	401,077	199,767
Construction-in-progress	2,881,654	5,418,397
	85,531,445	72,543,401
Less accumulated depreciation	50,451,436	45,219,309
Property, plant and equipment, net	$35,080,009	$27,324,092

The Company recorded depreciation expense of $5,294,695, $4,235,203, and $4,356,911 for 2017, 2016 and 2015, respectively. Accumulated depreciation includes $86,357 and $25,341 at December 31, 2017 and December 31, 2016, respectively, for assets acquired under capital leases.

Note 4 Goodwill
There were no changes in the carrying amount of goodwill for the year ended December 31, 2016. The change in the carrying amount of goodwill by segment for the year ended December 31, 2017 was as follows:

	Specialty Chemicals Segment	Metals Segment	Total
Balance at December 31, 2016	$1,354,730	$—	$1,354,730
Acquisition of MUSA	—	4,648,795	4,648,795
Balance at December 31, 2017	$1,354,730	$4,648,795	$6,003,525
In 2015, the fair value of all reporting units exceeded their carrying value. However, the impairment of the Specialty and Palmer reporting units was primarily driven by the significant compression of the Company's stock price as a result of temporary business declines being experienced in the Metals Segment. These declines primarily related to lower oil prices that caused significantly reduced demand for Palmer and Specialty's products and, secondarily, related to lowered nickel surcharges which affected both pounds shipped and selling prices for the BRISMET reporting unit. Other companies in the oil and gas sector were similarly affected as a result of declining commodity prices. This temporary business decline resulted in a significant gap between the fair value of the Company based on the discounted cash flow analysis and the market capitalization of the Company as of December 31, 2015. Therefore, the Company recorded a goodwill impairment charge of $17,158,249 for the Palmer and Specialty operations during the fourth quarter of 2015 resulting in no goodwill remaining in the Metals Segment as of December 31, 2015.

Note 5 Long-term Debt

	2017	2016
$65,000,000 Revolving line of credit, due October 30, 2020	$25,913,557	$8,804,206
On August 31, 2016, the Company amended its Credit Agreement with its bank to create a new credit facility in the form of an asset-based revolving line of credit in the amount of $45,000,000. The Line was used to refinance and consolidate all previous debt agreements. The maturity date of the Line was February 28, 2019. Interest on the Line was calculated using the One Month LIBOR Rate (as defined in the Credit Agreement), plus a pre-defined spread. Borrowings under the Line were limited to an amount equal to a Borrowing Base calculation (as defined in the Credit Agreement) that includes eligible accounts receivable and inventory.
Pursuant to the Credit Agreement, the Company was required to pledge all of its tangible and intangible properties, including the stock and membership interests of its subsidiaries. In the Credit Agreement, the Company's bank agreed to release its liens on the real estate properties covered by the Purchase and Sale Agreement with Store Funding, as described in Note 12.
On October 30, 2017, the Company amended its Credit Agreement with its bank to increase the limit of the Line by $20,000,000 to a maximum of $65,000,000 and extended the maturity date to October 30, 2020. None of the other provisions of the Credit Agreement were changed as a result of this amendment.
Covenants under the Credit Agreement include maintaining a minimum fixed charge coverage ratio and a limitation on the Company’s maximum amount of capital expenditures per year, which is in line with currently projected needs. The Company evaluated this transaction and determined the restructuring should be accounted for as a debt modification. The Company incurred lender and third party costs associated with the debt restructuring that were capitalized on the balance sheet in non-current assets. At December 31, 2017, the Company was in compliance with all debt covenants.
The line of credit interest rates were 3.44 percent and 2.62 percent at December 31, 2017 and December 31, 2016, respectively. Additionally, the Company is required to pay a fee equal to 0.125 percent on the average daily unused amount of the line of credit on a quarterly basis. As of December 31, 2017, the amount available for borrowing under the line of credit was $56,726,959 of which $25,913,557 was borrowed, leaving $30,813,402 of availability. Average line of credit borrowings outstanding during fiscal 2017 and 2016 were $27,895,901 and $6,830,114 with weighted average interest rates of 3.09 percent and 2.88 percent, respectively.
The Company made interest payments on all credit facilities of $856,651 in 2017, $826,478 in 2016 and $1,149,163 in 2015.

Note 6 Accrued Expenses
Accrued expenses consist of the following:

	2017	2016
Indemnified legal judgment (See Note 13)	$—	$11,000,000
Salaries, wages, and commissions	3,219,190	2,133,814
Taxes, other than income taxes	921,476	479,489
Current portion of earn-out liability	1,663,751	—
Advances from customers	184,874	571,738
Insurance	372,000	209,000
Professional fees	343,706	40,073
Warranty reserve	37,771	180,000
Benefit plans	208,717	159,253
Insurance financing liability	224,961	167,724
Customer rebate liability	439,912	157,445
Current portion, environmental reserves	549,000	184,887
Current portion, deferred gain sale-leaseback	334,273	334,273
Other accrued items	493,823	333,091
Total accrued expenses	$8,993,454	$15,950,787

Note 7 Environmental Compliance Costs
At December 31, 2017 and December 31, 2016, the Company had accrued $549,000 and $589,887, respectively, for remediation costs which, in management's best estimate, is sufficient to satisfy anticipated costs of known remediation requirements as outlined below. Expenditures related to costs currently accrued are not discounted to their present values and are expected to be made over the next year. As a result of the evolving nature of the environmental regulations, the difficulty in estimating the extent and remedy of environmental contamination and the availability and application of technology, the estimated costs for future environmental compliance and remediation are subject to uncertainties and it is not possible to predict the amount or timing of future costs of environmental matters which may subsequently be determined.
Prior to 1987, the Company utilized certain products at its chemical facilities that are currently classified as hazardous materials. Testing of the groundwater in the areas of the former wastewater treatment impoundments at these facilities disclosed the presence of certain contaminants. In addition, several solid waste management units ("SWMUs") at the plant sites have been identified. During 2014, at the former Augusta, GA plant site, the Georgia Department of Natural Resources, Environmental Protection Division ("EPD") closed the surface impoundment regulated unit since the Company met post-closure clean-up goals and the Company renewed the Corrective Action Permit, which includes a site-wide corrective action plan, long-term monitoring and institutional controls. The Company has accrued $474,000 and $514,887 at December 31, 2017 and December 31, 2016, respectively, for the completion of the site-wide corrective action plan, which should be finished by the end of the second quarter of 2018. As part of the Asset Purchase Agreement for the sale of the former Spartanburg facility, the purchaser also agreed to pay for all future annual monitoring and reporting costs at the Augusta facility required by the EPD until the site -wide corrective action plan is completed.
The Company has identified and evaluated two SWMUs at its plant in Bristol, Tennessee that revealed residual groundwater contamination. An Interim Corrective Measures Plan to address the final area of contamination identified was submitted for regulatory approval and was approved in March 2005. The Company has $75,000 accrued at December 31, 2017 and December 31, 2016, to provide for estimated future remedial and cleanup costs.
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

Note 8 Deferred Compensation
The Company has deferred compensation agreements with certain former officers providing for payments for the longer of ten years or life from age 65. The present value of such vested future payments, $159,080 at December 31, 2017 and $171,015 at December 31, 2016, has been accrued.

Note 9 Stock Options, Stock Grants and New Stock Issues
A summary of activity in the Company's stock option plans is as follows:

	Weighted Average Exercise Price	Options Outstanding	Weighted Average Contractual Term (in years)	Intrinsic Value of Options	Options Available
At January 3, 2015	$12.25	157,295	6.9	$852,810	169,384
Granted February 10, 2015	$16.01	32,532			(32,532)
Exercised	$12.47	(666)		$1,511
Expired	$14.08	(15,176)			15,176
At December 31, 2015	$12.79	173,985	6.4	$—	152,028
Exercised	$—	—		$—
Expired	$16.01	(937)			937
At December 31, 2016	$12.77	173,048	5.4	$—	152,965
Exercised	$11.55	(25,632)		$78,818
Expired	$15.26	(1,905)			1,905
At December 31, 2017	$12.96	145,511	4.6	$156,445	154,870
Exercisable options	$12.45	119,861	4.2	$156,445

Options expected to vest:				Grant Date Fair Value
At December 31, 2015	$13.76	85,960	7.3	$6.57
Vested	$12.71	(41,737)		$6.91
Forfeited options	$16.01	(937)
At December 31, 2016	$14.72	43,286	7.1	$6.24
Vested	$14.35	(17,574)		$5.96
Forfeited options	$15.38	(62)
At December 31, 2017	$14.72	25,650	6.5	$6.41
The following table summarizes information about stock options outstanding at December 31, 2017:

Range of Exercise Prices	Outstanding Stock Options			Exercisable Stock Options
	Shares	Weighted Average		Shares	Weighted Average Exercise Price
		Exercise Price	Remaining Contractual Life in Years
$11.55	56,710	$11.55	3.06	56,710	$11.55
$11.35	25,076	$11.35	4.10	25,076	$11.35
$13.70	27,801	$13.70	5.10	22,084	$13.70
$14.76	8,109	$14.76	6.14	4,865	$14.76
$16.01	27,815	$16.01	7.11	11,126	$16.01
	145,511			119,861
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
In 2017 and 2015, options for 25,632 and 666 shares were exercised by employees and directors for an aggregate exercise price of $296,050 and $8,302, respectively. The proceeds received by the Company were generated from the surrender of 20,243 shares previously owned from employees and directors in 2017 and from cash received of $8,302 in 2015. No options were exercised by employees or directors in 2016. At the 2017, 2016 and 2015 respective year ends, options to purchase 119,861, 129,762 and 88,025 shares with weighted average exercise prices of $12.45, $12.12 and $11.85, respectively, were fully exercisable. Compensation cost charged against income before taxes for the options was approximately $80,966 for 2017, $135,085 for 2016 and $278,341 for 2015. As of December 31, 2017, there was $86,280 of unrecognized compensation cost related to unvested stock options granted under the Company's stock option plans. The weighted average period over which the stock option compensation cost is expected to be recognized is 1.90 years.
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
The 2015 Stock Awards Plan was approved by the Compensation Committee of the Board of Directors of the Company and authorizes the issuance of up to 250,000 shares which can be awarded for a period of ten years from the effective date of the plan. Prior to May 9, 2017, as discussed below, the stock awards vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant from shares held in treasury with the Company. In order for the awards to vest, the employee must be in the continuous employment of the Company since the date of the award. Any portion of an award that has not vested is forfeited upon termination of employment. The Company may terminate any portion of the award that has not vested upon an employee's failure to comply with all conditions of the award or the 2015 Stock Awards Plan. An employee is not entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable.
On February 19, 2016, the Compensation Committee of the Company's Board of Directors approved stock grants under the Company's 2015 Stock Awards Plan to certain management employees of the Company where 50,062 shares with a market price of $7.51 per share were granted under the Plan. On May 5, 2016, the Compensation Committee of the Company's Board of Directors approved stock grants under the Company's 2015 Stock Awards Plan to certain management employees of the Company where 42,193 shares with a market price of $8.05 per share were granted under the Plan.
On February 8, 2017, the Compensation Committee of the Company's Board of Directors approved stock grants under the Company's 2015 Stock Awards Plan to certain management employees of the Company where 44,687 shares with a market price of $12.30 per share were granted under the Plan.
Effective May 1, 2017, the Company's Board of Directors approved the First Amendment to the 2015 Stock Awards Plan. The amendment grants the Committee the authority to establish and amend vesting schedules for stock awards made pursuant to the 2015 Stock Awards Plan. On May 9, 2017, the Committee approved the amendment of the vesting schedules for the May 5, 2016 and February 8, 2017 stock grants reducing the vesting period from five years to three years. As a result of this amendment, compensation expense increased in 2017 by $75,756 and $67,180, for the five employees receiving grants on May 5, 2016 and eight employees receiving grants on February 8, 2017, respectively.

A summary of plan activity for the 2005 and 2015 Stock Awards Plans is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 3, 2015	66,403	$15.00
Granted January 5, 2015	3,000	$17.95
Vested	(17,903)	$13.86
Forfeited	(60)	$13.34
Outstanding at December 31, 2015	51,440	$15.57
Granted February 19, 2016	50,062	$7.51
Granted May 5, 2016	42,193	$8.05
Vested	(21,133)	$13.12
Forfeited	(1,260)	$17.73
Outstanding at December 31, 2016	121,302	$10.03
Granted February 8, 2017	44,687	$12.30
Vested	(34,322)	$10.45
Outstanding at December 31, 2017	131,667	$10.69
Compensation expense on the grants issued is charged against earnings equally before forfeitures, if any, over a period of 60 months from the date of the grants for grants prior to May 5, 2016, with the offset recorded in Shareholders' Equity. Compensation expense on grants issued after that date is charged against earnings over 36 months. Compensation cost charged against income for the awards was approximately $557,450, $354,538 net of income taxes, or $0.04 per share for 2017, $324,388, $206,311 net of income taxes, or $0.02 per share for 2016 and $243,354, $154,773 net of income taxes, or $0.02 per share, for 2015. As of December 31, 2017, there was $1,073,914 of total unrecognized compensation cost related to unvested stock grants under the Company's Stock Awards Plan. The weighted average period over which the stock grant compensation cost is expected to be recognized is 2.12 years.
Each year, the Company allows each non-employee director to elect to receive up to 100 percent of their annual retainer in restricted stock. The number of restricted shares issued is determined by the average of the high and low common stock price on the day prior to the Annual Meeting of Shareholders or the date prior to the appointment to the Board for those individuals that are appointed mid-term. On May 18, 2017, May 5, 2016 and May 12, 2015, non-employee directors received an aggregate of 24,209, 40,991 and 8,216 shares, respectively, of restricted stock in lieu of total retainer fees of $287,500, $330,000 and $118,750, respectively. The shares granted to the directors are not registered under the Securities Act of 1933 and are subject to forfeiture in whole or in part upon the occurrence of certain events.

Note 10 Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows at the respective year ends:

	2017	2016
Deferred income tax assets:
Sale leaseback deferred gain	$1,382,270	$2,387,309
Inventory valuation reserves	209,745	379,005
Allowance for doubtful accounts	7,944	28,556
Inventory capitalization	943,203	1,780,957
Environmental reserves	124,029	199,191
Interest rate swap	—	15,185
Warranty accrual	8,132	62,035
Deferred compensation	36,617	60,745
Accrued bonus	483,238	337,028
Accrued expenses	24,749	77,629
State net operating loss carryforwards	2,069,258	1,724,843
Other	479,338	389,530
Total deferred income tax assets	5,768,523	7,442,013
Valuation allowance	(2,087,860)	(1,790,051)
Total net deferred income tax assets	3,680,663	5,651,962
Deferred income tax liabilities:
Tax over book depreciation and amortization	3,971,816	6,946,812
Prepaid expenses	174,322	211,300
Interest rate swap	87,016	—
Other	83,419	103,342
Total deferred income tax liabilities	4,316,573	7,261,454
Deferred income taxes	$(635,910)	$(1,609,492)

Significant components of the provision for income taxes from continuing operations are as follows:

	2017	2016	2015
Current:
Federal	$1,067,490	$(980,495)	$1,415,142
State	106,832	190,230	233,626
Total current	1,174,322	(790,265)	1,648,768
Deferred:
Federal	(1,043,384)	(1,329,302)	(47,530)
State	6,201	(78,433)	197,762
Total deferred	(1,037,183)	(1,407,735)	150,232
Total	$137,139	$(2,198,000)	$1,799,000
Tax benefit from discontinued operations amounted to $51,000 and $651,000 for the fiscal years ended 2016 and 2015, respectively. The Company did not have any discontinued operations for 2017.

The reconciliation of income tax computed at the U. S. federal statutory tax rates to income tax expense is:

	2017		2016		2015
	Amount	%	Amount	%	Amount	%
Tax at U.S. statutory rates	$502,690	34.0%	$(3,125,382)	34.0%	$(2,880,574)	34.0%
State income taxes, net of federal tax benefit	65,546	4.4%	(48,842)	0.5%	285,426	(3.4)%
State valuation allowance	8,498	0.6%	95,961	(1.0)%	94,068	(1.1)%
Life insurance cash surrender value	—	—%	503,700	(5.5)%	—	—%
Earn-out adjustments	—	—%	—	—%	(857,061)	10.1%
Manufacturing exemption	(116,980)	(7.9)%	—	—%	(187,604)	2.2%
Stock option compensation	226	—%	45,929	(0.5)%	94,637	(1.1)%
Uncertain tax positions	—	—%	—	—%	(139,000)	1.6%
Rate change effects	(380,961)	(25.8)%	—	—%	—	—%
Goodwill impairment	—	—%	—	—%	5,405,302	(63.8)%
Other, net	58,120	4.0%	330,634	(3.6)%	(16,194)	0.3%
Total	$137,139	9.3%	$(2,198,000)	23.9%	$1,799,000	(21.2)%

Income tax payments of $2,576,515, $991,888 and $2,250,558 were made in 2017, 2016 and 2015, respectively. The Company had state net operating loss carryforwards at the end of fiscal years 2017 and 2016 of $49,711,027 and $49,676,851, respectively. These losses will expire between the years of 2018 and 2037. A valuation allowance has been set up against $49,612,725 of these state net operating loss carryforwards because it is not more likely than not that the losses will be realized in the foreseeable future. The portion of the valuation allowance for the net operating loss carryforwards was $2,064,674 and $1,724,843 at December 31, 2017 and December 31, 2016, respectively. In addition, a $23,186 valuation allowance was established at December 31, 2017 for other deferred tax assets. This resulted in a valuation allowance increase of $297,809 all related to continuing operations.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal examinations for years before 2014 or state income tax examinations for years before 2013. The Company completed its 2012 and 2013 federal income tax return examination by the Internal Revenue Service during the second quarter of 2015.

The Company had no uncertain tax position activity during 2017 or 2016. The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in the provision for income taxes. The Company had no accruals for uncertain tax positions including interest and penalties at the end of 2017.

On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”) was signed into law by the President of the United States, enacting significant changes to the Internal Revenue Code effective January 1, 2018. The Act includes a number of provisions including, but not limited to, a permanent reduction of the U.S. corporate tax rate from 35 percent to 21 percent, eliminating the deduction for domestic production activities, limiting the tax deductibility of interest expense, accelerating the expensing of certain business assets and reducing the amount of executive pay that could qualify as a tax deduction. Many effects of The Act are international in nature, such as the one-time transition tax, base erosion anti-abuse tax and the global intangible low-taxed income tax, and thus would not pertain to the Company as it has no international operations. The Company's net deferred tax liability as of December 31, 2017 was determined based on the new permanently enacted corporate income tax rate of 21 percent. As a result, the 2017 income tax provision was reduced by $380,961 for a one-time non-cash revaluation adjustment of the net deferred tax liabilities.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of The Act. The Company's revaluation of its deferred tax assets and liabilities is provisional and subject to further clarification of the new law, including but not limited to US state conformity that cannot be estimated at this time and measurement of underlying tax basis in certain business assets. The ultimate impact may differ from provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, and additional regulatory guidance that may be issued. Further guidance may be forthcoming from federal and state agencies, which could result in additional adjustments. The accounting is expected to be completed no later than the filing of the 2017 U.S. corporate income tax return in 2018.

Note 11 Benefit Plans and Collective Bargaining Agreements
The Company has a 401(k) Employee Stock Ownership Plan (the "401(k)/ESOP Plan") covering all non-union employees. Employees could contribute to the 401(k)/ESOP Plan up to 100 percent of their wages with a maximum of $18,000 for 2017. Under the Economic Growth and Tax Relief Reconciliation Act, employees who are age 50 or older could contribute an additional $6,000 per year for a maximum of $24,000 for 2017. Contributions by the employees are invested in one or more funds at the direction of the employee; however, employee contributions cannot be invested in Company stock. For the year ended December 31, 2015, contributions by the Company were made in cash and then used by the 401(k)/ESOP Plan Trustee to purchase Company stock. Effective January 1, 2016, contributions by the Company are made in accordance with the investment elections made by each participant for their deferral contributions. The Company contributes on behalf of each eligible participant a matching contribution equal to a percentage determined each year by the Board of Directors. For 2017, 2016 and 2015 the maximum was 100 percent of employee contributions up to a maximum of four percent of their eligible compensation. The matching contribution is applied to the employee accounts after each payroll. Matching contributions of approximately $608,473, $516,991 and $541,260 were made for 2017, 2016 and 2015, respectively. The Company may also make a discretionary contribution, which if made, would be distributed to all eligible participants regardless of whether they contribute to the 401(k)/ESOP Plan. No discretionary contributions were made to the 401(k)/ESOP Plan in 2017, 2016 or 2015.
The Company also has a 401(k) and Profit Sharing Plan (the "Bristol Plan") covering all employees of the United Steel Workers of America, Local Union 4586 Collective Bargaining Agreement ("CBA"). Employees could contribute to the Bristol Plan up to 60 percent of pretax annual compensation, as defined in the Plan, with a maximum of $18,000 for 2017. Under the Economic Growth and Tax Relief Reconciliation Act, employees who are age 50 or older could contribute an additional $6,000 per year for a maximum of $24,000 for 2017. The Company contributes three percent of a participant's eligible compensation for the plan year, regardless of whether the participants contribute to the Bristol Plan. The Company's contributions were $174,229, $136,763 and $147,005 for 2017, 2016 and 2015, respectively. Additional profit sharing amounts may also be contributed at the option of the Company's Board of Directors, which if made, would be allocated to participants based on the ratio of the participant's compensation to the total compensation of all participants eligible to participate in the Bristol Plan. No discretionary contributions were made to the Bristol Plan in 2017, 2016 or 2015.
In connection with the MUSA acquisition discussed in Note 18, the Company assumed the rights and obligations pursuant to the CBA between MUSA and the United Steel Workers of America, Local Union 5852-22 (the " Munhall Union"). As a part of this CBA, the Company assumed the obligation of participating in the Steelworkers Pension Trust (plan number 499; EIN: 23-6648508), a union-sponsored multi-employer defined benefit plan (the "Munhall Plan"), which covers all the Company's eligible Munhall Union employees. The Munhall Plan has a plan year that coincides with the calendar year. Per the most recent available annual funding notice, the plan was at least 80 percent funded for the plan year ended December 31, 2016. Per the terms of the agreement the Company contributes 3.75 percent of each participant's eligible compensation for the plan year. Munhall Union employees make no contributions to the Munhall Plan. The Company's contributions are less than 5 percent of total contributions to the plan based on contributions for the plan year ended December 31, 2016. The Company's contributions to the Munhall Plan totaled $69,245 for the year ended December 31, 2017. Additionally, as part of the CBA with the Munhall Union, members of the union are eligible to make deferral contributions to the Company's 401(k)/ESOP Plan per the plan guidelines; however they do not receive matching contributions of the 401(k)/ESOP Plan.
The Company also maintains a CBA with the United Steel Workers of America, Local Union 4564-07, which represents employees at the Specialty-Mineral Ridge facility. In connection with this CBA, the Company contributes to union-sponsored defined contribution retirement plans. Contributions relating to these plans were approximately $29,042, $22,256 and $37,712 for 2017, 2016 and 2015, respectively.

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
On September 30, 2016, pursuant to the terms and conditions of the PSA, the Synalloy Companies completed the sale of their real estate properties in Tennessee, South Carolina, Texas and Ohio to Store Funding for a purchase price of $22,000,000. The net book value of the real estate properties sold totaled $17,769,883 and the Company recognized a loss on the sale of certain locations of $2,455,347. The Company also recognized a deferred gain of $6,685,464 on the sale of certain locations which is being amortized on the straight-line method over the initial lease term of 20 years. The deferred gain recognized during the fourth quarter of 2016 totaled $83,568 and reduced the net loss recognized at December 31, 2016 in the accompanying consolidated statements of operations to $2,371,778. The deferred gain recognized during 2017 totaled $334,273. Concurrent with the sale of its real properties, the Company leased back all real properties sold to Store Funding. The closing of the sale-leaseback transaction provided the Company with net proceeds (after transaction-related costs) of $21,925,000. The net proceeds were used to pay down debt under the Company's credit agreement, as described in Note 5.
The initial non-cancellable term of the lease is 20 years, with two renewal options of ten years each. The lease includes a rent escalator equal to the lesser of 1.25 times the percentage increase in the Consumer Price Index since the previous increase or two percent. The lease met the operating lease requirements and has been accounted for as such. For each location, the Company simultaneously entered into a sublease with each operating subsidiary.
The Company leases office space in Spartanburg, South Carolina and Richmond, Virginia, property for a storage yard in Mineral Ridge, Ohio, manufacturing and warehouse space in Munhall, Pennsylvania and various manufacturing and office equipment at each of its locations, all under operating leases.
The amount of future minimum lease payments under operating leases are as follows: 2018 - $2,744,596; 2019 - $2,861,487; 2020 - $2,903,841; 2021 - $2,892,396; 2022 - $2,883,906; and thereafter - $33,783,129. Rent expense related to operating leases was $3,339,600, $1,143,895 and $685,903 in 2017, 2016 and 2015, respectively.
The Company leases machinery and equipment for its manufacturing facility in Cleveland, Tennessee under capital leases. Future minimum commitments for capital leases are as follows:

Year ending December 31:
2018	$85,464
2019	85,464
2020	70,080
2021	38,781
2022	18,407
Total minimum lease payments	298,196
Less imputed interest costs	15,177
Present value of net minimum lease payments	$283,019
The current portion due under the capital lease is included in accrued expenses and the long-term portion is included in other long-term liabilities in the accompanying consolidated balance sheets as of December 31, 2017 and December 31, 2016.

Note 13 Commitments and Contingencies
The Company is from time-to-time subject to various claims, other possible legal actions for product liability and other damages, and other matters arising out of the normal conduct of the Company's business. No significant claims expenses were incurred during 2017, 2016 or 2015, with the exception of the items discussed below. Any legal costs associated with commitments or contingencies are expensed as incurred.
In January 2014, a Metals Segment customer filed suit against Palmer and Synalloy and another unrelated defendant in Texas state court alleging breach of warranty, among other claims. The plaintiff’s claim for damages did not state a dollar amount. This matter arose out of products manufactured and sold by Palmer prior to the Company’s acquisition of all of Palmer's outstanding stock in August 2012. During August and September 2016, the parties to the lawsuit tried the matter in a bench trial in the District Court of Harris County, Texas, 333rd Judicial District (the “Court”). On December 31, 2016, the Court entered final judgment in favor of the Plaintiff and Synalloy and against Palmer. The Court ordered Palmer to pay the Plaintiff approximately $8,600,000 in damages, plus pre- and post-judgment interest, and approximately $1,040,000 in attorneys’ fees. The Court ruled Synalloy has no liability to the Plaintiff. The former shareholders of Palmer are contractually bound, pursuant to the Stock Purchase Agreement by and among Synalloy and the former shareholders dated August 10, 2012, to hold harmless and indemnify Synalloy and Palmer from any and all costs and damages, including the judgment described above and all associated attorneys' fees, arising out of this matter. At December 31, 2016, the Company recorded $11,000,000 in accrued expenses and current assets to reflect the legal liability and corresponding indemnified receivable due from the former shareholders of Palmer. On June 30, 2017, the plaintiff entered into settlement agreements with Palmer/Synalloy and the former shareholders of Palmer, respectively, pursuant to which, the parties agreed to settle and release the judgment in full. On August 31, 2017, the former shareholders of Palmer satisfied the financial conditions specified in their settlement agreement with the plaintiff, and the plaintiff filed a Release of Final Judgment with the Court. Because the former shareholders of Palmer were contractually bound, pursuant to the Stock Purchase Agreement by and among Synalloy and the former shareholders dated August 10, 2012, to hold harmless and indemnify Synalloy and Palmer from any and all costs and damages, including the judgment described above and all associated attorneys' fees, arising out of this matter, neither Synalloy nor Palmer contributed to the payments required by the settlement agreements. The legal liability and corresponding indemnified receivable due from the former shareholders of Palmer were reduced to zero at August 31, 2017.
In September 2014, a Metals Segment customer filed suit against Synalloy Fabrication, LLC (discontinued operation) and its surety in the United States District Court for the District of Maryland (Baltimore Division) alleging breach of contract, among other claims. The plaintiff's claim for damages was approximately $3,300,000 plus attorney's fees. This matter arose from a disagreement over the scope of a pipe fabrication project and whether an enforceable contract exists between the parties. On March 11, 2016, the United States District Court of Maryland (Baltimore Division) granted summary judgment regarding liability in favor of the plaintiff by ruling that an enforceable contract existed between the parties and the Company breached the agreement. As a result of this ruling, the remaining issue in the case was the amount of the plaintiff's damages. Consequently, the Company increased the facility closing liability to a level of $3,000,000 for the estimated costs associated with the claim for the year ended December 31, 2015. In June 2016, the matter was settled for damages totaling $3,100,000. As a result, the Company increased the facility closing liability and made a payment of $2,500,000 in June 2016. In September 2016, the remaining balance of $600,000 was paid in full. The amount required to adjust the facility closing reserve as a result of the settlement is included in discontinued operations for 2016 and 2015 in the accompanying consolidated statement of operations.
Other than the environmental contingencies discussed in Note 7 and the matters discussed in this Note 13, management is not currently aware of any other asserted or unasserted matters which could have a significant effect on the financial condition or results of operations of the Company.

Note 14 Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	2017	2016	2015
Numerator:
Net income (loss) from continuing operations	$1,341,362	$(6,993,967)	$(10,269,278)
Net loss from discontinued operations, net of tax	$—	$(99,334)	$(1,251,058)
Denominator:
Denominator for basic earnings per share - weighted average shares	8,704,730	8,649,745	8,710,361
Effect of dilutive securities:
Employee stock options and stock grants	22,757	—	—
Denominator for diluted earnings per share - weighted average shares	8,727,487	8,649,745	8,710,361

Net earnings (loss) per share from continuing operations:
Basic	$0.15	$(0.81)	$(1.18)
Diluted	$0.15	$(0.81)	$(1.18)

Net loss per share from discontinued operations:
Basic	$—	$(0.01)	$(0.14)
Diluted	$—	$(0.01)	$(0.14)
The diluted earnings per share calculations exclude the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. The Company had weighted average shares of common stock of 86,524 in 2017, 295,287 in 2016 and 229,025 in 2015, which were not included in the diluted earnings per share calculation as their effect was anti-dilutive.

Note 15 Industry Segments
The Company's business is divided into two operating segments: Metals and Specialty Chemicals. The Company identifies such segments based on products and services, long-term financial performance and end markets targeted. The Metals Segment operates as three reporting units including Synalloy Metals, Inc., a wholly-owned subsidiary which owns 100 percent of BRISMET, Palmer and Specialty, both wholly-owned subsidiaries of the Company. BRISMET manufactures pipe and tube from stainless steel and other alloys, Palmer produces fiberglass and steel storage tanks and Specialty is a master distributor of seamless carbon pipe and tube. The Metal Segment's products, some of which are custom-produced to individual orders and required for corrosive and high-purity processes, are used principally by the chemical, petrochemical, pulp and paper, mining, power generation (including nuclear), water and wastewater treatment, liquid natural gas, brewery, food processing, petroleum, pharmaceutical and other industries. Products include pipe, storage tanks, pressure vessels and a variety of other components. The Specialty Chemicals Segment operates as one reporting unit which includes MS&C, a wholly owned subsidiary of the Company which owns 100 percent of MC, and CRI Tolling, a wholly owned subsidiary of the Company. The Specialty Chemicals Segment manufactures a wide variety of specialty chemicals for the carpet, chemical, paper, metals, mining, agricultural, fiber, paint, textile, automotive, petroleum, cosmetics, mattress, furniture, janitorial and other industries. MC manufactures lubricants, surfactants, defoamers, reaction intermediaries and sulfated fats and oils. CRI Tolling provides chemical tolling manufacturing resources to global and regional companies and contracts with other chemical companies to manufacture certain pre-defined products.
The chief operating decision maker evaluates performance and determines resource allocations based on a number of factors, the primary measure being operating income (loss). The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
Segment operating income is the segment's total revenue less operating expenses, excluding interest expense and income taxes. Identifiable assets, all of which are located in the United States, are those assets used in operations by each segment. During 2015, the Company recorded an impairment charge of $17,158,249 of the total Metals Segment's goodwill as a result of the annual impairment analysis performed in the fourth quarter; see Note 4. The Metals Segment's identifiable assets did not include any goodwill in 2016. In relation to the acquisition of the stainless pipe and tube assets of MUSA (see Note 18), the Metals Segment recognized goodwill of $4,648,795 in 2017. The Specialty Chemicals Segment's identifiable assets include goodwill of $1,354,730 in 2017 and 2016. Centralized data processing and accounting expenses are allocated to the two segments based upon estimates of their percentage of usage. Unallocated corporate expenses include environmental charges of $37,748, $48,000 and $1,332 for
2017, 2016 and 2015, respectively. Corporate assets consist principally of cash, certain investments and equipment.
The Metals Segment had one customer that accounted for approximately 14 percent of revenues in 2015. There were no customers representing more than ten percent of the Metals Segment's revenues in 2017 or 2016. The Specialty Chemicals Segment has one customer that accounted for approximately 23 percent, 25 percent and 31 percent of revenues for 2017, 2016 and 2015. The concentration of sales to this customer declined in 2016 as a result of this customer moving production of the certain products previously produced and sold by the Specialty Chemicals Segment in house. The loss of this customer would have a material adverse effect on the revenues of the Specialty Chemicals Segment and the Company.
In order to establish stronger business relationships, the Metals Segment uses only a few raw material suppliers. Nine suppliers furnish about 80 percent of total dollar purchases of raw materials, with one supplier furnishing 40 percent. However, the Company does not believe that the loss of this supplier would have a materially adverse effect on the Company as raw materials are readily available from a number of different sources, and the Company anticipates no difficulties in fulfilling its requirements. For the Specialty Chemicals Segment, most raw materials are generally available from numerous independent suppliers and about 52 percent of total purchases are from its top 15 suppliers. While some raw material needs are met by a sole supplier or only a few suppliers, the Company anticipates no difficulties in fulfilling its raw material requirements.

Segment Information:
All values are for continuing operations only.

	2017	2016	2015
Net sales
Metals Segment	$152,957,195	$90,214,537	$114,908,258
Specialty Chemicals Segment	48,190,487	48,351,245	60,552,180
	$201,147,682	$138,565,782	$175,460,438
Operating income (loss)
Metals Segment	$5,424,624	$(4,820,374)	$2,821,879
Goodwill impairment	—	—	(17,158,249)
Business interruption proceeds	—	—	1,246,024
Gain (loss) on sale-leaseback	239,604	(2,166,136)	—
Total Metals Segment	5,664,228	(6,986,510)	(13,090,346)
Specialty Chemicals Segment	4,295,576	4,887,143	5,664,843
Gain (loss) on sale-leaseback	94,669	(205,642)	—
Total Specialty Chemicals Segment	4,390,245	4,681,501	5,664,843
	10,054,473	(2,305,009)	(7,425,503)
Unallocated straight line lease cost	397,071	101,633	—
Unallocated corporate expenses	6,116,768	5,733,529	5,105,935
Acquisition related costs	794,983	106,227	499,761
Operating income (loss)	2,745,651	(8,246,398)	(13,031,199)
Interest expense	985,366	932,572	1,352,806
Change in fair value of interest rate swap	(96,696)	12,997	41,580
Earn-out adjustments	688,523	—	(4,897,448)
Casualty insurance gain	—	—	(923,470)
Other income, net	(310,043)	—	(134,389)
Income (loss) before income taxes	$1,478,501	$(9,191,967)	$(8,470,278)

Identifiable assets
Metals Segment	$130,456,857	$109,689,477
Specialty Chemicals Segment	25,394,078	22,907,672
Corporate	4,023,215	6,040,914
	$159,874,150	$138,638,063
Depreciation and amortization
Metals Segment	$6,280,681	$5,132,506	$5,172,251
Specialty Chemicals Segment	1,302,579	1,449,437	1,376,167
Corporate	154,552	113,047	85,973
	$7,737,812	$6,694,990	$6,634,391
Capital expenditures
Metals Segment	$3,405,552	$2,198,535	$7,398,517
Specialty Chemicals Segment	1,649,967	475,703	3,439,260
Corporate	223,089	370,173	67,453
	$5,278,608	$3,044,411	$10,905,230
Sales by product group
Specialty chemicals	$48,190,487	$48,351,245	$60,552,180
Stainless steel pipe	100,523,823	56,065,642	77,849,443
Seamless carbon steel pipe and tube	25,103,641	14,913,133	18,013,326
Liquid storage tanks and separation equipment	27,599,731	19,235,762	19,045,489
	$201,417,682	$138,565,782	$175,460,438
Geographic sales
United States	$196,172,279	$132,313,157	$167,185,319
Elsewhere	4,975,403	6,252,625	8,275,119
	$201,147,682	$138,565,782	$175,460,438

Note 16 Quarterly Results (Unaudited)
The following is a summary of quarterly operations for 2017 and 2016:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Net sales	$42,203,579	$51,511,045	$54,595,924	$52,837,134
Gross profit	7,403,579	8,177,927	4,836,620	7,662,824
Net income (loss) from continuing operations	701,542	829,879	(1,206,752)	1,016,693
Net income from discontinued operations	—	—	—	—
Net income (loss)	701,542	829,879	(1,206,752)	1,016,693
Other comprehensive income (loss)	—	366,346	(366,346)	(10,864)
Comprehensive income (loss)	—	1,196,225	(1,573,098)	1,005,829

Per common share
Basic	0.08	0.10	(0.14)	0.11
Diluted	0.08	0.10	(0.14)	0.11

2016
Net sales from continuing operations	$36,312,012	$34,906,668	$34,297,231	$33,049,871
Gross profit from continuing operations	4,718,176	3,997,594	4,504,419	3,684,290
Net loss from continuing operations (1)	(1,366,732)	(1,583,395)	(2,608,276)	(1,435,564)
Loss from discontinued operations, net of tax	—	(99,334)	—	—
Net loss	(1,366,732)	(1,682,729)	(2,608,276)	(1,435,564)
Other comprehensive income	—	—	—	—
Comprehensive (loss)	(1,366,732)	(1,682,729)	(2,608,276)	(1,435,564)

Per common share from continuing operations
Basic	(0.16)	(0.18)	(0.30)	(0.17)
Diluted	(0.16)	(0.18)	(0.30)	(0.17)

Per common share from discontinued operations
Basic	—	(0.01)	—	—
Diluted	—	(0.01)	—	—
(1) The Company recorded a loss of $2,455,347 in the third quarter of 2016 associated with the sale-leaseback transaction.

Note 17 Interest Rate Swap
As discussed in Note 5, the Company has an interest rate swap associated with its Line which effectively is expected to offset variable interest in the borrowing; hedge accounting was not utilized. The notional amount of the swap was $10,500,000 and $12,750,000 at December 31, 2017 and December 31, 2016, respectively. Therefore, the fair value is recorded in current assets or liabilities, as appropriate, with corresponding changes to fair value recorded to other income (expense). The Company recorded an asset of $127,981 and $31,285 for the fair value of the Palmer swap at December 31, 2017 and December 31, 2016, respectively.

Note 18 Acquisitions
Acquisition of the Stainless Steel Pipe and Tube Assets of Marcegaglia USA, Inc.
On December 9, 2016, the Company's subsidiary Bristol Metals, LLC ("BRISMET"), entered into a definitive agreement to acquire the stainless steel pipe and tube assets of MUSA located in Munhall, PA (the "Bristol Metals-Munhall") to enhance its on-going business with additional capacity and technological advantages. The transaction closed on February 28, 2017 and was funded through an increase to the Company's credit facility (See Note 5). The purchase price for the transaction, which excludes real estate and certain other assets, totaled $14,953,513. The assets purchased from MUSA include inventory, production and maintenance supplies and equipment less specific identified liabilities to be assumed. In accordance with the agreement, on December 9, 2016, BRISMET entered into an escrow agreement and deposited $3,000,000 into the escrow fund. The deposit was remitted to MUSA at the close of the transaction and was reflected as a credit against the purchase price.
A summary of sources and uses of proceeds for the acquisition is as follows:

Sources of funds:
Borrowings from revolving line of credit	$14,953,513
Total sources of funds	$14,953,513

Uses of funds:
Acquisition of MUSA Stainless assets	$14,953,513
Total uses of funds	$14,953,513
The transaction was accounted for using the acquisition method of accounting for business combinations. During the fourth quarter of 2017, the Company finalized the purchase price allocation for the Bristol Metals-Munhall acquisition.
MUSA will receive quarterly earn-out payments for a period of four years years following closing. Aggregate earn-out payments will be at least $3,000,000, with no maximum. Actual payouts will equate to three percent of BRISMET’s incremental revenue, if any, from the amount of small diameter stainless steel pipe and tube (outside diameter of ten inches or less) sold. At February 28, 2017, the acquisition date, the Company forecasted earn out payments to be $4,063,204, which was discounted to a present value of $3,604,330 using a discount rate applicable to future revenue of five percent. In determining the appropriate discount rate to apply to the contingent payments, the risk associated with the functional form of the earn-out, the credit risk associated with the payment of the earn-out and the methodology to quantify the earn-out were all considered. The fair value of the contingent consideration was estimated by applying the Monte Carlo simulation approach using management's estimates of pounds shipped.
In the second quarter of 2017, Management adjusted the selling price used in the earn-out calculation associated with the MUSA acquisition. Since this adjustment was determined within the measurement period, the beginning earn-out liability and goodwill were increased by $1,059,453. Goodwill related to Bristol Metals-Munhall increased from $3,589,342 to $4,648,795 and the fair value on contingent consideration was increased from $3,604,330 to $4,663,783. All other changes in fair value have been included as other (income) loss on the Company's consolidated statements of operations.
The total purchase price was allocated to Bristol Metals-Munhall facility's net tangible and identifiable intangible assets based on their estimated fair values as of February 28, 2017. The fair value assigned to the customer list intangible is being amortized on an accelerated basis over 15 years. The excess of the consideration transferred over the fair value of the net tangible and identifiable intangible assets and liabilities is reflected as goodwill. Goodwill consists of manufacturing cost synergies expected from combining laser mill capabilities acquired as part of Bristol Metals-Munhall with BRISMET's current operations. All of the goodwill recognized was assigned to the Company's Metals Segment and is expected to be deductible for income tax purposes.

The following table shows the initial estimate of value and revisions made during 2017:

	Initial
	estimate	Revisions	Final
Inventories	$5,434,000	$—	$5,434,000
Other current assets - production and maintenance supplies	1,548,701	—	1,548,701
Equipment	7,576,733	—	7,576,733
Customer list intangible	992,000	—	992,000
Goodwill	3,589,342	1,059,453	4,648,795
Earn-out liability	(3,604,330)	(1,059,453)	(4,663,783)
Other liabilities assumed	(582,933)	—	(582,933)
	$14,953,513	$—	$14,953,513
Bristol Metals-Munhall's results of operations since acquisition are reflected in the Company's consolidated statements of operations. The amount of Bristol Metals-Munhall's revenues and operating loss included in the consolidated statements of operations for the year ended December 31, 2017 was $25,766,689 and $245,408, respectively. The following unaudited pro-forma information is provided to present a summary of the combined results of the Company's operations with Bristol Metals-Munhall as if the acquisition had occurred on January 1, 2016. The unaudited pro-forma financial information is for information purposes only and is not necessarily indicative of what the results would have been had the acquisition been completed on the date indicated above.

Pro-Forma (Unaudited)
	2017	2016
Pro-forma revenues	$206,071,634	$161,591,159
Pro-forma net income (loss)	1,441,258	(9,730,841)
Earnings (loss) per share:
Basic	0.17	(1.12)
Diluted	0.17	(1.12)
The pro-forma calculation excludes non-recurring acquisition costs of $698,587 which were incurred by the Company during 2017. The stainless steel operations of MUSA's historical financial results were adjusted for both years to eliminate interest expense charged by the prior owner. Pro-forma net income was reduced for both years for the amount of amortization on Bristol Metal Munhall's customer list intangible and an estimated amount of interest expense associated with the additional line of credit borrowings.
On March 1, 2017, pursuant to the terms and conditions of the MUSA asset purchase agreement, the Company entered into a lease agreement to lease manufacturing and warehouse space at MUSA's Munhall, PA facility for $33,333 per month for the initial lease term of 15 months. In February 2018, the lease was amended to extend the term of the lease for the period beginning June 1, 2018 and ending May 31, 2023 and includes escalating rent payments. The lease met the operating lease requirements and has been accounted for as such; see Note 12.

Note 19 Dispositions and Closures
Associated with the closure of Bristol Fab in 2014, Bristol Fab's collective bargaining agreement with the Union expired and the Company was legally obligated to pay a withdrawal liability to the Union's pension fund of approximately $1,904,628. This obligation was payable over 26 months ending October 1, 2016 with an interest rate of 4.51 percent.
During 2016, the Company successfully completed the items and processes identified when the one-time closing charges were developed. A charge of $99,334 and $1,251,058, net of tax respectively, was recorded as discontinued operations during 2016 and 2015 for a legal claim filed against Synalloy Fabrication as discussed in Note 13. The matter was settled during 2016 and the settlement was paid in full by September 2016. As such, the facility closing reserve was zero as of December 31, 2016. Bristol Fab was reported as a part of the Metals Segment.

The Company's results from discontinued operations are summarized below:

	2016	2015
Net sales	$—	$—
Loss before income taxes	$(150,334)	$(1,902,058)
Benefit from income taxes	(51,000)	(651,000)
Net loss from discontinued operations	$(99,334)	$(1,251,058)

Note 20 Payment of Dividends
At the end of each fiscal year the Board reviews the financial performance and capital needed to support future growth to determine the amount of cash dividend, if any, which is appropriate. In 2017, the Company paid a $0.13 cash dividend on November 6, 2017 for a total of $1,148,513. In 2016, no dividends were declared or paid by the Company. In 2015, the Company paid a $0.30 cash dividend on December 8, 2015 for a total payment of $2,617,513.

Note 21 Business Interruption Proceeds and Gain on Casualty Loss
On April 30, 2015, the Company's fiberglass tank fabrication facility at the Palmer complex in Andrews, Texas suffered fire damage including minor structural damage as well as damage to the electrical system and overhead cranes. The Company completed repairs to the facility and the losses were fully insured including business interruption coverage. Total business interruption insurance recoveries recognized during the year ended December 31, 2015 were $1,246,024 and is shown separately in operating income on the accompanying consolidated statements of operations. During the fourth quarter of 2015, the Company completed the insurance claim settlement for the fire and recorded a casualty insurance gain of $923,470, representing the excess of insurance proceeds over the net book value of assets damaged in the loss, and is shown separately in other income on the accompanying consolidated statements of operations for the year ended December 31, 2015.

Management's Annual Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management has excluded the Munhall facility's operations (acquired in the MUSA Stainless acquisition) from its assessment of internal control over financial reporting as of December 31, 2017 because this material acquisition closed in the first quarter of 2017. Total assets of $20.2 million and total revenue of $25.8 million associated with the Munhall facility represent approximately 15 percent and 17 percent, respectively, of the related financial statement amounts of the Metals Segment as of, and for the year ended, December 31, 2017.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies may deteriorate.
Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2017 using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control-Integrated Framework (COSO 2013). Based on that evaluation, management believes the Company's internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2017, has been audited by KPMG LLP, an independent registered public accounting firm, which also audited the Company's Consolidated Financial Statements for the year ended December 31, 2017. KPMG LLP's report on the Company's internal control over financial reporting is set forth below.

Changes in Internal Control Over Financial Reporting
There was no change in the Company's internal control over financial reporting that occurred during the Company's fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company believes that its disclosure controls and procedures were operating effectively as of December 31, 2017.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Synalloy Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Synalloy Corporation and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and other comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.
Richmond Virginia
March 13, 2018

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Synalloy Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited Synalloy Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations and other comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated March 13, 2018 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired certain assets of Marcegaglia USA, Inc. (the Munhall facility) during 2017, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, the Munhall facility’s internal control over financial reporting associated with total assets (including amounts resulting from the purchase price allocation) of $20.2 million and total revenues of $25.8 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2017. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Munhall facility.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Richmond, Virginia
March 13, 2018

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based on this evaluation, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of December 31, 2017. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed the evaluation. Management has excluded the Munhall facility's operations (acquired in the MUSA Stainless acquisition) from its assessment of internal control over financial reporting as of December 31, 2017 because this material acquisition closed in the first quarter of 2017. Total assets of $20.2 million and total revenue of $25.8 million associated with the Munhall facility represent approximately 15 percent and 17 percent, respectively, of the related financial statement amounts of the Metals Segment as of, and for the year ended, December 31, 2017.

Item 9B Other Information
Not applicable.

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

Item 11 Executive Compensation
In accordance with General Instruction G(3), information called for by Part III, Item 11, is incorporated herein by reference from the information appearing under the caption "Board of Directors and Committees - Compensation Committee Interlocks and

Insider Participation," "Director Compensation," "Discussion of Executive Compensation" and "Compensation Committee Report" in the definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
In accordance with General Instruction G(3), information called for by Part III, Item 12, is incorporated by reference from the information appearing under the caption "Beneficial Owners of More Than Five Percent of the Company's Common Stock" and "Security Ownership of Certain Beneficial Owners and Management" in the definitive Proxy Statement for the 2018 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.
Equity Compensation Plan Information. The following table sets forth aggregated information as of December 31, 2017 about all of the Company's equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1) (c)
Equity compensation plans approved by security holders	145,511	$12.96	192,984
Equity compensation plans not approved by security holders	—	—	—
Total	145,511	$12.96	192,984
(1) Represents shares remaining available for issuance under the 2015 Stock Awards Plan and the 2011 Plan.
Non-employee directors are paid an annual retainer of $95,000, and each director has the opportunity to elect to receive 100 percent of the retainer in restricted stock. For 2017, non-employee directors received an aggregate of $287,500 of the annual retainer in restricted stock. The number of restricted shares is determined by the average of the high and low sale price of the Company's stock on the day prior to the Annual Meeting of Shareholders. For 2017, six non-employee directors each received an aggregate of 24,209 shares. Issuance of the shares granted to the directors is not registered under the Securities Act of 1933 and the shares are subject to forfeiture in whole or in part upon the occurrence of certain events. The above table does not reflect these shares issued to non-employee directors.

Item 13 Certain Relationships and Related Transactions
In accordance with General Instruction G(3), information called for by Part III, Item 13, is incorporated by reference from the information appearing under the caption "Board of Directors and Committees – Related Party Transactions" and "– Director Independence" in the definitive Proxy Statement for the 2017 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

Item 14 Principal Accountant Fees and Services
In accordance with General Instruction G(3), information called for by Part III, Item 14, is incorporated by reference from the information appearing under the caption "Independent Registered Public Accounting Firm - Fees Paid to Independent Registered Public Accounting Firm" and "– Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm" in the definitive Proxy Statement for the 2017 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

PART IV

Item 15 Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Financial Statements: The following consolidated financial statements of Synalloy Corporation are included in Part II, Item 8:
Consolidated Balance Sheets at December 31, 2017 and December 31, 2016
Consolidated Statements of Operations for the years ended December 31, 2017, December 31, 2016 and December 31, 2015
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2017, December 31, 2016 and December 31, 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2017, December 31, 2016 and December 31, 2015
Notes to Consolidated Financial Statements

2.	Financial Statements Schedules: The following consolidated financial statements schedule of Synalloy Corporation is included in Item 15:
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2017, December 31, 2016 and December 31, 2015
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3.	Listing of Exhibits:
See "Exhibit Index"

Schedule II Valuation and Qualifying Accounts

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Period	Charged to (Reduction of) Cost and Expenses	Deductions		Balance at End of Period
Year ended December 31, 2017
Deducted from asset account:
Allowance for doubtful accounts	$82,000	$202,000	$(249,000)		$35,000
Inventory reserves	$966,000	$1,237,000	$(1,506,000)		$697,000

Year ended December 31, 2016
Deducted from asset account:
Allowance for doubtful accounts	$247,000	$(45,000)	$(120,000)		$82,000
Inventory reserves	$682,000	$984,000	$(700,000)		$966,000

Year ended December 31, 2015
Deducted from asset account:
Allowance for doubtful accounts	$1,115,000	$104,000	$(972,000)	(a)	$247,000
Inventory reserves	$725,000	$767,000	$(810,000)		$682,000

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

Index to Exhibits

Exhibit No. from Item 601 of Regulation S-K	Description
1.1	Underwriting Agreement dated September 24, 2013, incorporated by reference to Registrant's Form 8-K filed September 24, 2013
3.1	Restated Certificate of Incorporation of Registrant, as amended, incorporated by reference to Registrant's Form 10-Q for the period ended April 2, 2005
3.2	Restated Certificate of Incorporation of Registrant, as amended, incorporated by reference to Registrant's Form 8-K filed May 18, 2015
3.3
Bylaws of Registrant, incorporated by reference to Registrant's Form 10-Q for the period ended March 31, 2001, as amended, which amendments are incorporated by reference to Registrant's Form 8-K filed August 13, 2007

4.1	Form of Common Stock Certificate, incorporated by reference to Registrant's Form 10-Q for the period ended March 31, 2001
10.1	Synalloy Corporation 2005 Stock Awards Plan, incorporated by reference to the Proxy Statement for the 2005 Annual Meeting of Shareholders
10.2	Synalloy Corporation 2015 Stock Awards Plan, incorporated by reference to the Proxy Statement for the 2015 Annual Meeting of Shareholders
10.3	Amendment 1 to the Synalloy Corporation 2005 Stock Awards Plan, incorporated by reference to Registrant's Form 10-K for the year ended December 29, 2007
10.4	Amendment 2 to the Synalloy Corporation 2005 Stock Awards Plan, incorporated by reference to Registrant's Form 10-K for the year ended January 3, 2015
10.5	2011 Long-Term Incentive Stock Option Plan, incorporated by reference to Registrant's Proxy Statement for the 2011 Annual Meeting of Shareholders
10.6	2015 Short-Term Cash Incentive and Restricted Stock Incentive Plan, incorporated by reference to Registrant's Form 10-K for the year ended December 31, 2015
10.7	2016 Short-Term Cash Incentive and Restricted Stock Incentive Plan, incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2016
10.8	2017 Short-Term Cash Incentive and Restricted Stock Incentive Plan
10.9
Agreement between Registrant's Bristol Metals, LLC subsidiary and the United Steelworkers of America Local 4586, dated February 1, 2015, incorporated by reference to Registrant's From 10-K for the year ended December 31, 2015

10.10
Agreement between Registrant's Specialty Pipe & Tube, Inc. subsidiary and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union Local 4564-07, dated July 1, 2014, incorporated by reference to Registrant's Form 10-K for the year ended January 3, 2015

10.11
Agreement between Registrant's Bristol Metals, LLC subsidiary and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union Local 5852-22, dated March 12, 2018, but effective January 6, 2018

10.12
Second Amended and Restated Loan Agreement, dated as of August 31, 2016, between Registrant and Branch Banking and Trust (“BB&T”), incorporated by reference to Registrant's Form 10-Q for the period ended September 30, 2016

10.13	Third Amended and Restated Loan Agreement, dated as of October 30, 2017, between Registrant and BB&T, incorporated by reference to Registrant's Form 10-Q for the period ended September 30, 2017
10.14	Employment Agreement dated January 24, 2011, between Registrant and Craig C. Bram, incorporated by reference to Registrant's Form 10-K for the year ended January 1, 2011
10.15	Amended Employment Agreement dated January 24, 2012, between Registrant and Craig C. Bram, incorporated by reference to Registrant's Form 10-K for the year ended December 31, 2011
10.16	Amended Employment Agreement dated January 24, 2013, between Registrant and Craig C. Bram, incorporated by reference to Registrant's Form 10-K for the year ended December 29, 2012
10.17	Amended Employment Agreement dated June 1, 2013, between Registrant and Craig C. Bram, incorporated by reference to Registrant's Form 8-K filed June 28, 2013
10.18	Amended Employment Agreement dated May 1, 2014, between Registrant and Craig C. Bram, incorporated by reference to Registrant's Form 10-K for the year ended January 3, 2015
10.19	Employment Agreement dated January 11, 2016, between Registrant and Dennis M. Loughran, incorporated by reference to Registrant's Form 8-K filed January 11, 2016.

10.20	Employment Agreement dated January 11, 2016, between Registrant and J. Kyle Pennington, incorporated by reference to Registrant's Form 8-K filed January 11, 2016.
10.21	Employment Agreement dated January 11, 2016, between Registrant and James G. Gibson, incorporated by reference to Registrant's Form 8-K filed January 11, 2016.
10.22
Stock Purchase Agreement, dated as of August 10, 2012, among Jimmie Dean Lee, James Varner, Steven C. O'Brate and Synalloy Corporation, incorporated by reference to Registrant's Form 8-K filed on August 24, 2012

10.23	Stock Purchase Agreement, dated as of November 21, 2014, between The Davidson Corporation and Synalloy Corporation, incorporated by reference to Registrant's Form 8-K filed on November 25, 2014
10.24
Purchase and Sale Agreement, dated as of September 1, 2016, by and between Store Capital Acquisition, LLC and Bristol Metals, LLC, Specialty Pipe & Tube, Inc., Palmer of Texas Tanks, Inc., Manufacturers Soap & Chemical Company, Manufacturers Chemicals, LLC, and Synalloy Corporation, incorporated by reference to Registrant's Form 10-Q for the period ended September 30, 2016

10.25	Master Lease Agreement, dated as of September 30, 2016 between Registrant and Store Master Funding XII, LLC, incorporated by reference to Registrant's Form 10-K for the year ended December 31, 2016
10.26
Asset Purchase Agreement, dated as of December 9, 2016, by and between Marcegaglia USA, Inc. and Bristol Metals, LLC, as amended by Amendment No. 1 to Asset Purchase Agreement, dated as of February 28, 2017, by and between Marcegaglia USA, Inc. and Bristol Metals, LLC, incorporated by reference to Registrant's Form 10-K for the year ended December 31, 2016

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
SYNALLOY CORPORATION

By /s/ Craig C. Bram Craig C. Bram President and Chief Executive Officer (principal executive officer)	March 13, 2018 Date

By /s/ Dennis M. Loughran Dennis M. Loughran Senior Vice President and Chief Financial Officer (principal financial officer)	March 13, 2018 Date

By /s/ Richard D. Sieradzki Richard D. Sieradzki Chief Accounting Officer (principal accounting officer)	March 13, 2018 Date
Registrant
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ Murray H. Wright Murray H. Wright Chairman of the Board	March 13, 2018 Date

By /s/ Anthony A. Callander Anthony A. Callander Director	March 13, 2018 Date

By /s/ Amy J. Michtich Amy J. Michtich Director	March 13, 2018 Date

By /s/ James W. Terry, Jr. James W. Terry, Jr. Director	March 13, 2018 Date

By /s/ Henry L. Guy Henry L. Guy Director	March 13, 2018 Date

By /s/ Susan S. Gayner Susan S. Gayner Director	March 13, 2018 Date

By /s/ Craig C. Bram Craig C. Bram Chief Executive Officer and Director	March 13, 2018 Date