Form 10-Q
period 2018-03-31
SYNALLOY CORP
filed 2018-05-03
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _____ to _____

COMMISSION FILE NUMBER 0-19687
Synalloy Corporation
(Exact name of registrant as specified in its charter)

Delaware		57-0426694
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

4510 Cox Road, Suite 201, Richmond, Virginia		23060
(Address of principal executive offices)		(Zip Code)
(804) 822-3260
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
The number of shares outstanding of the registrant's common stock as of April 30, 2018 was 8,757,434.

Synalloy Corporation
Index

PART I	FINANCIAL INFORMATION
	Item 1.	Financial Statements
Condensed consolidated balance sheets - March 31, 2018 and December 31, 2017
Condensed consolidated statements of operations - Three-month periods ended March 31, 2018 and March 31, 2017
Condensed consolidated statements of cash flows - Three-month periods ended March 31, 2018 and March 31, 2017
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
Signatures and Certifications

PART I
Item 1. FINANCIAL STATEMENTS
Synalloy Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	Mar 31, 2018	Dec 31, 2017
Assets
Current assets
Cash and cash equivalents	$18,749	$14,706
Accounts receivable, less allowance for doubtful accounts
of $6,376 and $35,000, respectively	34,788,248	28,704,481
Inventories, net	82,848,802	72,125,181
Prepaid expenses and other current assets	6,253,721	6,802,072
Total current assets	123,909,520	107,646,440

Property, plant and equipment, net of accumulated
depreciation of $51,822,397 and $50,451,436 respectively	35,532,103	35,080,009
Goodwill	6,003,525	6,003,525
Intangible assets, net of accumulated amortization
of $11,139,502 and $10,568,479 respectively	10,309,498	10,880,521
Deferred charges, net and other non-current assets	235,210	263,655
Total assets	$175,989,856	$159,874,150

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$29,416,907	$24,256,812
Accrued expenses	7,737,008	8,993,454
Total current liabilities	37,153,915	33,250,266

Long-term debt	34,274,134	25,913,557
Deferred income taxes	794,630	635,910
Long-term deferred gain, sale-leaseback	5,849,782	5,933,350
Long-term portion of earn-out liability	2,881,879	3,170,099
Other long-term liabilities	1,307,807	1,270,542

Shareholders' equity
Common stock, par value $1 per share - authorized 24,000,000 shares; issued 10,300,000 shares	10,300,000	10,300,000
Capital in excess of par value	35,170,363	35,193,152
Retained earnings	61,953,682	58,129,382
Accumulated other comprehensive loss	—	(10,864)
	107,424,045	103,611,670
Less cost of common stock in treasury: 1,542,565 and 1,566,769 shares, respectively	13,696,336	13,911,244
Total shareholders' equity	93,727,709	89,700,426
Commitments and contingencies – See Note 12
Total liabilities and shareholders' equity	$175,989,856	$159,874,150

Note: The condensed consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date.

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	Mar 31, 2018	Mar 31, 2017
Net sales	$58,480,602	$42,203,579

Cost of sales	47,247,183	34,800,000

Gross profit	11,233,419	7,403,579

Selling, general and administrative expense	5,856,120	5,888,675
Acquisition related costs	—	358,477
Operating income	5,377,299	1,156,427
Other expense (income)
Interest expense	313,984	180,315
Change in fair value of interest rate swaps	(73,204)	(41,430)
Earn-out adjustment	154,060	—
Other, net	88,296	(34,395)

Income before income taxes	4,894,163	1,051,937
Provision for income taxes	1,059,000	316,000

Net income	$3,835,163	$735,937

Net income per common share:
Basic	$0.44	$0.08
Diluted	$0.44	$0.08

Weighted average shares outstanding:
Basic	8,745,958	8,673,799
Dilutive effect from stock options and grants	60,131	34,325
Diluted	8,806,089	8,708,124

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	Mar 31, 2018	Mar 31, 2017
Operating activities
Net income	$3,835,163	$735,937
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	1,417,675	1,086,445
Amortization expense	576,723	595,280
Amortization of debt issuance costs	22,746	13,610
Deferred income taxes	158,720	(128,736)
Earn-out adjustment	154,060	—
Reduction of losses on accounts receivable	(14,105)	(61,000)
Provision for losses on inventories	384,641	236,855
Gain on disposal of property, plant and equipment	(14,462)	—
Amortization of deferred gain on sale-leaseback	(83,569)	(83,569)
Straight line lease cost on sale-leaseback	93,043	101,633
Change in fair value of interest rate swaps	(73,204)	(41,430)
Change in fair value of equity securities	88,296	—
Employee stock option and grant compensation	192,201	119,843
Changes in operating assets and liabilities:
Accounts receivable	(6,069,663)	(7,801,127)
Inventories	(11,108,262)	(2,395,295)
Other assets and liabilities, net	(231,811)	404,156
Accounts payable	5,160,092	(220,733)
Accrued expenses	(996,420)	113,630
Accrued income taxes	900,279	428,014
Net cash used in operating activities	(5,607,857)	(6,896,487)
Investing activities
Purchases of property, plant and equipment	(1,855,307)	(1,164,628)
Purchases of equity securities	(191,063)	—
Acquisition of the stainless pipe and tube assets of Marcegaglia USA, Inc.	—	(12,830,712)
Net cash used in investing activities	(2,046,370)	(13,995,340)
Financing activities
Net borrowings from line of credit	8,360,577	21,168,740
Payments on capital lease obligation	(21,366)	(21,246)
Payments on earn-out liability to MUSA sellers	(680,941)	—
Net cash provided by financing activities	7,658,270	21,147,494
Increase in cash and cash equivalents	4,043	255,667
Cash and cash equivalents at beginning of period	14,706	62,873
Cash and cash equivalents at end of period	$18,749	$318,540

Supplemental disclosure
Cash paid for:
Interest	$289,848	$113,303
Income taxes	$—	$23,665

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2018

Unless indicated otherwise, the terms "Company," "we," "us," and "our" refer to Synalloy Corporation and its consolidated subsidiaries.

NOTE 1--BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included as required by Regulation S-X, Rule 10-01. Operating results for the three-month period ended March 31, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2017.

NOTE 2--RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605), and requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. The adoption of this Topic did not have an effect on the Company's consolidated financial statements for the three-month period ended March 31, 2018. See Note 3 for further details.
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments (Topic 825)", to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The standard is effective for all public companies for annual and interim reporting periods beginning after December 15, 2017. The standard requires equity investments (except for those under the equity method of accounting) to be measured at fair value, with changes in fair value recognized in net income. The amendments in the update supersede the guidance to classify equity securities with readily determinable fair values into different categories, and require equity securities to be measured at fair value with changes recognized in net income as opposed to other comprehensive income. The Company has adopted ASU 2016-01 effective January 1, 2018 and the effects of this standard are included in the accompanying condensed consolidated financial statements for the three-month period ended March 31, 2018. The Company applied the amendments by means of a cumulative effective adjustment to the balance sheet as of January 1, 2018, which resulted in a reclassification of $10,864 from Accumulated Other Comprehensive Loss to Retained Earnings.
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

In January 2017, the FASB issued ASU No. 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 provides guidance to evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. If substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single asset or a group of similar assets, the assets acquired (or disposed of) are not considered a business. We adopted ASU 2017-01 as of January 1, 2018 on a prospective basis. The adoption of this Topic did not have an effect on the Company's consolidated financial statements as of March 31, 2018.
In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting," which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2018

modification accounting under ASC 718. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017. We adopted ASU 2017-09 as of January 1, 2018 on a prospective basis. The adoption of this Topic did not have an impact on the Company's consolidated financial statements as of March 31, 2018.

NOTE 3--REVENUES

Adoption of ASC Topic 606, "Revenue from Contracts with Customers"

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. The Company operates as a manufacturer of various products, and revenue is comprised of short-term contracts with point-in-time performance obligations. As a result, the Company did not identify any differences in its recognition of revenue between Topic 606 and Topic 605. Accordingly, there was no adjustment required to opening retained earnings for the cumulative impact of adopting Topic 606 and no impact to revenues for the quarter ended March 31, 2018 as a result of applying Topic 606.

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to our customers upon shipment, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The following table presents the Company's revenues, disaggregated by product group. Substantially all of the Company's revenues are derived from contracts with customers where performance obligations are satisfied at a point-in-time.

	Three Months Ended
	Mar 31, 2018	Mar 31, 2017
Storage tank and vessel	$5,775,772	$6,273,840
Seamless carbon steel pipe and tube	8,432,613	5,721,475
Stainless steel pipe	31,283,862	17,714,645
Specialty chemicals	12,988,355	12,493,619
Total revenues	$58,480,602	$42,203,579

Arrangements with Multiple Performance Obligations

Our contracts with customers may include multiple performance obligations. For such arrangements, revenue for each performance obligation is based on its standalone selling price and revenue is recognized as each performance obligation is satisfied. The Company generally determines standalone selling prices based on the prices charged to customers using the adjusted market assessment approach or expected cost plus margin.

Deferred Revenues

Deferred revenues are recorded when cash payments are received in advance of satisfying the performance obligation, including amounts which are refundable. The deferred revenue balance increased $363,626 during the first quarter of 2018 to $548,499 as of March 31, 2018 due to receiving $933,622 in advance of satisfying our performance obligations during the quarter, offset by $569,996 of revenue that was recognized during the quarter after satisfying the performance obligations that were included in the beginning deferred revenue balance or received during the current period. Deferred revenues are included in "Accrued Expenses" on the accompanying Condensed Consolidated Balance Sheets.

Our payment terms vary by the financial strength or location of our customer and the products offered. The length of time between invoicing and when payment is due is not significant. For certain customers, payment is required before the products or services are delivered to the customer.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2018

Practical Expedients and Elections

When shipping and handling activities are performed after a customer obtains control of goods, the Company reflects shipping and handling activities as part of satisfying the obligation of providing goods to the customer.

In some instances, the Company withholds various states' sales taxes upon shipments into those states. Accordingly, management makes an accounting policy election to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are imposed on and concurrent with a specific revenue-producing transaction and collected from a customer.

The Company expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general, and administrative expenses.

The Company does not disclose the value of unsatisfied performance obligations since contracts are expected to be completed within one year.

NOTE 4--INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Cost is determined by either specific identification or weighted average methods. The components of inventories are as follows:

	Mar 31, 2018	Dec 31, 2017
Raw materials	$40,454,109	$37,748,316
Work-in-process	14,275,342	9,491,408
Finished goods	28,119,351	24,885,457
	$82,848,802	$72,125,181

NOTE 5--INTANGIBLE ASSETS AND DEFERRED CHARGES
Deferred charges and intangible assets totaled $21,837,352 at March 31, 2018 and December 31, 2017. Accumulated amortization of deferred charges and intangible assets totaled $11,292,644 at March 31, 2018 and $10,693,175 at December 31, 2017.
Estimated amortization expense for the next five years is as follows:

Remainder of 2018	$1,781,477
2019	2,246,816
2020	2,073,384
2021	1,899,298
2022	1,677,948
2023	225,778
Thereafter	640,007

NOTE 6--STOCK OPTIONS AND RESTRICTED STOCK

During the first three months of 2018, no stock options were exercised by officers or employees of the Company. Stock compensation expense for the three-month periods ended March 31, 2018 and March 31, 2017 was $192,201 and $119,843, respectively.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2018

On February 7, 2018, the Compensation & Long-Term Incentive Committee (the "Committee") of the Company's Board of Directors approved stock grants under the Company's 2015 Stock Awards Plan to certain management employees of the Company where 65,527 shares with a market price of $12.47 per share were granted under the Plan. These stock awards vest in either 20 percent or 33 percent increments annually on a cumulative basis, beginning one year after the date of grant. In order for the awards to vest, the employee must be in the continuous employment of the Company since the date of the award. Any portion of an award that has not vested is forfeited upon termination of employment. The Company may terminate any portion of the award that has not vested upon an employee's failure to comply with all conditions of the award or the 2015 Stock Awards Plan. An employee is not entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable.
The diluted earnings per share calculations exclude the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. For the three months ended March 31, 2018 and March 31, 2017 the Company had weighted average shares of common stock, in the form of stock grants and options, of 117,879 and 227,643, respectively, which were not included in the diluted earnings per share calculation as their effect was anti-dilutive.

NOTE 7--INCOME TAXES
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal examinations for years before 2014 or state income tax examinations for years before 2013. During the first quarter of 2018, the Company did not identify nor reserve for any unrecognized tax benefits.
The effective tax rate was 22 percent for the three-month period ended March 31, 2018. The 2018 effective tax rate is higher than the statutory rate of 21 percent due to state tax expense, net of the federal benefit. The effective tax rate was 30 percent for the three-month period ended March 31, 2017. The prior year effective tax rate was different than the 34 percent statutory rate primarily due to state tax expense, net of federal benefit and other permanent differences, including the manufacturer's exemption.
On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”) was signed into law by the President of the United States, enacting significant changes to the Internal Revenue Code effective January 1, 2018. The Act included a number of provisions including, but not limited to, a permanent reduction of the U.S. corporate tax rate from 35 percent to 21 percent, eliminating the deduction for domestic production activities, limiting the tax deductibility of interest expense, accelerating the expensing of certain business assets and reducing the amount of executive pay that could qualify as a tax deduction. Many effects of The Act are international in nature, such as the one-time transition tax, base erosion anti-abuse tax and the global intangible low-taxed income tax, and thus would not pertain to the Company as it has no international operations.
In December 2017, the Company recorded $381,000 of income tax benefit related to adopting various provisions of the Act. Under Staff Accounting Bulletin No. 118 (“SAB 118”) our income tax benefit is provisional in nature and is subject to further clarification of the new law, including but not limited to U.S. state conformity that cannot be estimated at this time and measurement of underlying tax basis in certain business assets. The ultimate impact may differ from provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, and additional regulatory guidance that may be issued. Further guidance may be forthcoming from federal and state agencies, which could result in additional adjustments. The accounting is expected to be completed no later than the filing of the 2017 U.S. corporate income tax return in 2018.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2018

NOTE 8--SEGMENT INFORMATION

The following table summarizes certain information regarding segments of the Company's operations:

	Three Months Ended
	Mar 31, 2018	Mar 31, 2017
Net sales
Metals Segment	$45,492,247	$29,709,960
Specialty Chemicals Segment	12,988,355	12,493,619
	$58,480,602	$42,203,579
Operating income
Metals Segment	$6,016,531	$1,564,513
Specialty Chemicals Segment	863,489	1,507,460

Unallocated corporate expenses	1,502,721	1,557,069
Acquisition related costs	—	358,477
Operating income	5,377,299	1,156,427
Interest expense	313,984	180,315
Change in fair value of interest rate swaps	(73,204)	(41,430)
Earn-out adjustment	154,060	—
Other loss (income), net	88,296	(34,395)
Income before income taxes	$4,894,163	$1,051,937

	As of
	Mar 31, 2018	Dec 31, 2017
Identifiable assets
Metals Segment	$146,173,846	$130,456,857
Specialty Chemicals Segment	26,655,861	25,394,078
Corporate	3,160,149	4,023,215
	$175,989,856	$159,874,150
Goodwill
Metals Segment	$4,648,795	$4,648,795
Specialty Chemicals Segment	1,354,730	1,354,730
	$6,003,525	$6,003,525

NOTE 9--FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company makes estimates of fair value in accounting for certain transactions, in testing and measuring impairment and in providing disclosures of fair value in its condensed consolidated financial statements. The Company determines the fair values of its financial instruments for disclosure purposes by maximizing the use of observable inputs and minimizing the use of unobservable inputs. Fair value disclosures for assets and liabilities are grouped into three levels. The levels prioritize the inputs used to measure the fair value of the assets or liabilities. These levels are:
Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2018

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
The Company's financial instruments include cash and cash equivalents, accounts receivable, derivative instruments, accounts payable, earn-out liabilities, revolving line of credit and equity investments. For short-term instruments, other than those required to be reported at fair value on a recurring basis and for which additional disclosures are included below, management concluded the historical carrying value is a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization. Therefore, as of March 31, 2018 and December 31, 2017, the carrying amount for cash and cash equivalents, accounts receivable, accounts payable and the Company's revolving line of credit, which is based on a variable interest rate, approximates their fair value.
During the first quarter of 2018, the Company recorded a loss on the investment in equity securities of $88,296 which is included in "Other expense (income)" on the accompanying Condensed Consolidated Statements of Operations. The fair value of equity securities held by the Company as of March 31, 2018 and December 31, 2017 was $640,000 and $537,233, respectively, and is included in “Prepaid expenses and other current assets” on the accompanying Consolidated Balance Sheets. The equity securities are classified as a Level 1 financial instrument.
The Company has one interest rate swap contract, which is classified as a Level 2 financial instrument as it is not actively traded and is valued using pricing models that use observable market inputs. The fair value of the contract was an asset of $201,185 and $127,981 at March 31, 2018 and December 31, 2017, respectively. The interest rate swap was priced using discounted cash flow techniques. Changes in its fair value were recorded to other income (expense) with corresponding offsetting entries to current assets or liabilities, as appropriate. Significant inputs to the discounted cash flow model include projected future cash flows based on projected one-month LIBOR and the average margin for companies with similar credit ratings and similar maturities. It is classified as Level 2 as it is not actively traded and is valued using pricing models that use observable market inputs.
To manage the impact on earnings of fluctuating nickel prices, the Company enters into six-month forward option contracts, which are classified as Level 2. At March 31, 2018, the Company had contracts in place with notional quantities totaling approximately 385,901 pounds with a strike price of $4.05 per pound. At December 31, 2017, the Company had contracts in place with notional quantities totaling approximately 1,351,494 pounds with strike prices ranging from $3.75 to $4.64 per pound. The option contract in place at March 31, 2018 had a fair value of $0 while the fair value of the option contracts at December 31, 2017 was an asset of $9,027. The fair value of the contracts was priced using discounted cash flows techniques based on forward curves and volatility levels by asset class determined on the basis of observable market inputs, when available. Changes in their fair value were recorded to cost of goods sold with corresponding offsetting entries to other current assets. The fair value of the forward option contracts approximates their carrying value.
The fair value of contingent consideration liabilities ("earn-out") resulting from the Bristol Metals-Munhall acquisition discussed in Note 10 is classified as Level 3. The fair value was estimated by applying the Monte Carlo Simulation approach using management's projection of pounds shipped and price per unit. Each quarter-end the Company re-evaluates its assumptions and adjusts to the updated fair value.
The following table presents a summary of changes in fair value of the Company's earn-out liability during the period:

Balance at December 31, 2017	$4,833,850
Earn-out payments to MUSA	(680,941)
Change in fair value during the period	154,060
Balance at March 31, 2018	$4,306,969
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 in the three-month period ended March 31, 2018 or year ended December 31, 2017. During the first three months of 2018, there have been no changes in the fair value methodologies used by the Company.

Synalloy Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2018

NOTE 10--ACQUISITIONS
Acquisition of the Stainless Pipe and Tube Assets of Marcegaglia USA, Inc. ("MUSA")
On February 28, 2017, the Company's subsidiary Bristol Metals, LLC ("BRISMET"), acquired the stainless steel pipe and tube assets of MUSA located in Munhall, PA ("Bristol Metals-Munhall").
Bristol Metals-Munhall's results of operations since acquisition are reflected in the Company's consolidated statements of operations. The amount of Bristol Metals-Munhall's revenues and pre-tax income included in the consolidated statements of operations for the three months ended March 31, 2018 were $10,968,232 and $1,211,699, respectively. For the three months ended March 31, 2017, Bristol Metals-Munhall's revenues and pre-tax income were $1,112,192 and $196,479, respectively.

NOTE 11--LONG-TERM DEBT
Pursuant to the Credit Agreement in place with the Company's bank, the Company is subject to certain covenants including maintaining a minimum fixed charge coverage ratio and a limitation on the Company’s maximum amount of capital expenditures per year, which is in line with currently projected needs. At March 31, 2018, the Company was in compliance with all debt covenants.

NOTE 12--CONTINGENCIES
The Company is from time-to-time subject to various claims, possible legal actions for product liability and other damages, and other matters arising out of the normal conduct of the Company's business.
Management is not currently aware of any asserted or unasserted matters which could have a material effect on the financial condition or results of operations of the Company.

NOTE 13-- SALE LEASEBACK TRANSACTION
Rent expense for the sale-leaseback transaction entered into on September 30, 2016 totaled $574,633 for the three-month periods ended March 31, 2018 and March 31, 2017.
The amount of future minimum lease payments under the sale-leaseback transaction are as follows:

Remainder of 2018	$1,457,029
2019	1,978,279
2020	2,017,845
2021	2,058,201
2022	2,099,365
2023	2,141,353
Thereafter	31,361,631
In accordance with the agreement, the amount of future lease payments as of March 31, 2018 includes a rent escalator equal to the lesser of 1.25 times the percentage increase in the Consumer Price Index since the previous increase or two percent.
The deferred gain recognized on the sale-leaseback transaction is amortized on the straight-line method over the life of the lease of 20 years. Deferred gain amortization began in October 2016 and totaled $83,568 for the three-month periods ended March 31, 2018 and March 31, 2017. The current portion of the deferred gain was $334,273 at March 31, 2018 and December 31, 2017, and is included in "Accrued expenses" in the accompanying Condensed Consolidated Balance Sheets. The long-term portion of the deferred gain was $5,849,782 and $5,933,350 at March 31, 2018 and December 31, 2017, respectively, and is included in "Long-term deferred gain, sale-leaseback" in the accompanying Condensed Consolidated Balance Sheets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is management's discussion of certain significant factors that affected the Company during the three-month period ended March 31, 2018.
Consolidated net sales for the first quarter of 2018 was $58,481,000, an increase of $16,277,000 or 39 percent when compared to net sales for the first quarter of 2017 of $42,204,000. For the first quarter of 2018, the Company recorded net income of $3,835,000, or $0.44 per share, compared to net income of $736,000 or $0.08 per share for the same quarter in the prior year.
The first quarter of 2018 includes financial results in the Company's Metals Segment related to the acquisition of Bristol Metals-Munhall, which closed on February 28, 2017. For the first quarters of 2018 and 2017, net sales for Bristol Metals-Munhall were $10,968,000 and $1,112,000, respectively, with operating income for the first quarters of 2018 and 2017 of $1,212,000 and $196,000, respectively.

Metals Segment
Metals Segment net sales for the first quarter of 2018 totaled $45,492,000, an increase of $15,782,000 or 53 percent from the first quarter of 2017. Excluding Bristol Metals-Munhall, first quarter net sales were up 21 percent over the same period last year.
Sales for the first quarter of 2018 compared to the prior year are summarized as follows:

	Sales Increase (decrease) from prior year period
	$	%	Average selling price	Units shipped

Storage tank and vessel	$(498,068)	(7.9)%	11.1%	(19.0)%
Seamless carbon steel pipe and tube	2,711,137	47.4%	19.8%	27.6%
Stainless steel pipe (1)	13,569,217	76.6%	7.2%	69.4%
Total first quarter change	$15,782,286
(1) Excluding Bristol Metals - Munhall	3,713,177	22.4%	5.6%	16.8%
The overall Metals Segment growth was achieved despite customer requests for delayed shipment of $1,330,000 in storage tanks and vessels, that moved the volume and profits into April. All tanks have been shipped as of the date of this release, bolstering an already strong outlook for second quarter Metals Segment results.

The backlog for Bristol Metals as as of March 31, 2018 was $34,353,000, while Palmer’s backlog totaled $18,191,000.
The Metals Segment's operating income improved $4,452,000 to $6,017,000 for the first quarter of 2018 compared to $1,565,000 for the first quarter of 2017. The change in operating results was affected by the following factors:

1.	The addition of Bristol Metals-Munhall operations as noted above.

2.	Nickel prices and resulting surcharges for 304 and 316 alloys continued to rise during the first quarter of 2018, with surcharges for both alloys increasing by $0.03 and $0.14 per pound, respectively.

3.	Year over year improvements in volume, pricing and product mix combined for a 31 percent improvement in gross profit margins in the first quarter of 2018 compared to the same quarter in 2017.

4.	Seamless carbon pipe and tube showed significant improvement with a 47 percent increase in sales driving an almost ten-fold improvement in operating profit over the prior year.

Specialty Chemicals Segment
Net sales for the Specialty Chemicals Segment in the first quarter of 2018 was $12,988,000, representing a $495,000 or four percent increase from the same quarter of 2017. This increase in sales was comprised of a 15 percent decrease in pounds sold and a 19 percent increase in average selling price. Net sales were impacted during the first quarter of 2018 primarily from the initial ramp up of four significant customers: a new fire retardant customer at CRI Tolling, two new oil and gas customers at Manufacturers Chemicals and a new product launch from an existing customer at Manufacturers Chemicals.
Operating income for the Specialty Chemicals Segment for the first quarter of 2018 was $863,000, approximately $58,000 ahead of plan expectations for the quarter. The result was approximately $644,000 lower than the first quarter of 2017. The primary difference in operating profit performance compared to prior year first quarter is the relative product mix experienced. The segment historically experiences operating profit in a range between five percent to 12 percent. In 2017, the first quarter represented the higher end of that range at 12 percent, with the full year averaging to nine percent, close to the average for the past four years. In the first quarter of 2018, operating profit was six percent of sales, close to the low end of historical quarterly performances; however, annual performance is expected to be at approximately 10 percent, or one percent higher than previous historical averages, primarily related to higher volumes on a substantially fixed operating cost base.

Other Items
Consolidated selling, general and administrative expenses decreased to $5,856,000, or 10 percent of sales, from $5,889,000, 14 percent of sales, for the first quarter of 2018 compared to the first quarter of 2017. The year over year change related to the following:

1.
Higher selling, general and administrative expenses as a result of including Bristol Metals-Munhall's selling, general and administrative expenses of $480,000 in the first quarter of 2018, as compared to $76,000 in the first quarter of 2017.

2.	A gain of $313,000 related to a legal settlement that was executed on February 7, 2018.
Acquisition costs were $446,000 for the first quarter of 2017 ($358,000 in unallocated SG&A and $88,000 in Metals Segment cost of sales), resulting from costs associated with the Bristol Metals-Munhall acquisition. There were no significant acquisition costs during the first quarter of 2018.
Interest expense was $314,000 and $180,000 for the first quarters of 2018 and 2017, respectively, as the average debt outstanding was higher in the first quarter of 2018 as additional borrowings were required to support working capital requirements associated with increased business activity along with the acquisition of Bristol Metals-Munhall on February 28, 2017, which resulted in a partial quarter of interest expense in the prior year.
Due to higher projected sales of small diameter stainless-steel pipe and tube (outside diameter of ten inches or less) for the remainder of the measurement period, the earn-out liability resulting from the acquisition of Bristol Metals-Munhall was increased by $154,000 for the first quarter 2018.
The effective tax rate was 21.6 percent for the three-month period ended March 31, 2018. The 2018 effective tax rate was higher than the federal statutory rate of 21 percent due to state tax expense, net of the federal benefit. The effective tax rate was 30.0 percent for the three-month period ended March 31, 2017. The 2017 effective tax rate was different than the 34 percent federal statutory rate primarily due to state tax expense, net of the federal benefit and other permanent differences, including the manufacturer's exemption.
The Company's cash balance increased $4,000 to $19,000 as of March 31, 2018 compared to $15,000 at December 31, 2017. Fluctuations during the period were comprised of the following:

1.
Net accounts receivable increased $6,084,000 at March 31, 2018 when compared to the prior year end, which resulted from a 17 percent increase in sales for the last two months of the first quarter 2018 compared to the last two months of the fourth quarter 2017. Also, days sales outstanding, calculated using a three-month average basis, decreased from 51 days outstanding at the end of December 2017 to 47 days at the end of the first quarter 2018;

2.
Net inventories increased $10,724,000 at March 31, 2018 as compared to year-end 2017. The increase, which was entirely related to the Metals Segment, resulted from higher stainless steel surcharges for the quarter, replenishing seamless carbon steel pipe and tube inventory levels and building higher cost special alloy inventory which is scheduled to ship in the second quarter of 2018. Inventory turns decreased from 2.51 turns at December 31, 2017, calculated on a three-month average basis, to 2.44 turns at March 31, 2018;

3.
Accounts payable increased $5,160,00 as of March 31, 2018 from the prior year-end. The significant portion of the increase was for Bristol Metals-Munhall (up $4,164,000) as a greater amount of inventory was purchased during the first quarter of 2018 to support a significant order of special alloy pipe due to ship in the second quarter 2018. Accounts payable days outstanding were approximately 50 days at March 31, 2018 compared to 60 days at December 31, 2017;

4.	The Company purchased approximately 105,000 shares of a potential acquisition target for $191,000 during the first quarter of 2018. These equity securities were acquired via open market trading; and

5.	Capital expenditures for 2018 were $1,855,000.
The Company drew $8,361,000 against its line of credit during the first three months of 2018 and had $34,274,000 of borrowings outstanding as of March 31, 2018. Covenants under the Credit Agreement include maintaining a minimum fixed charge coverage ratio and a limitation on the Company’s maximum amount of capital expenditures per year, which is in line with currently projected needs. The Company was in compliance with all covenants as of March 31, 2018.
Outlook
While the first quarter results were exceptionally good, there remains considerable upside to the Company's performance. In the Metals Segment, we have yet to see the level of project activity that we enjoyed in 2014 and the associated spending on special alloys and larger OD product sizes. In recent years, Bristol Metals has invested heavily in expanding its total production capacity. Just this month, we acquired a high frequency laser mill which will be installed at Bristol Metals-Munhall in the third quarter. While we anticipate total shipments greater than 65 million pounds in 2018 at our Bristol Metals unit, our total capacity is now approaching 110 million pounds annually, allowing us to further support our distribution customers and fill any voids that may develop from fewer imports. For the Specialty Chemicals Segment, new product additions, like the one recently announced, should drive meaningful organic growth in the current and subsequent years. On the acquisition front, we have identified a high impact "bolt-on" that offers strong earnings potential at a reasonable price. We expect to have more to share regarding this opportunity before the end of the current quarter.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks
Information about the Company's exposure to market risk was disclosed in its Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission on March 13, 2018. There have been no material quantitative or qualitative changes in market risk exposure since the date of that filing.

Item 4. Controls and Procedures
Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company's Chief Executive Officer and Chief Financial Officer concluded that that such controls and procedures, as of the end of the period covered by this quarterly report, were effective.

Changes in Internal Control over Financial Reporting
The Company's management, including the Chief Executive Officer and Chief Financial Officer, identified no change in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's control over financial reporting.

PART II

Item 1. Legal Proceedings
It is not unusual for us and our subsidiaries to be involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business involving, among other things, product liability, commercial, employment, workers' compensation, and environmental matters. We establish reserves in a manner that is consistent with accounting principles generally accepted in the United States for costs associated with such matters when a liability is probable and those costs are capable of being reasonably estimated. We cannot predict with any certainty the outcome of these unresolved legal actions or the range of possible loss or recovery. Based on current information, however, we believe that the eventual outcome of these unresolved legal actions, either individually or in the aggregate, will not have a material adverse effect on our financial position, results of operations or cash flows. There were no material changes in our Legal Proceedings, as discussed in Part I, Item 3 in the Company's Form 10-K for the period ending December 31, 2017.

Item 1A. Risk Factors
There were no material changes in our assessment of risk factors as discussed in Part I, Item 1A in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

SYNALLOY CORPORATION
(Registrant)

Date: May 3, 2018	By:	/s/ Craig C. Bram
Craig C. Bram
President and Chief Executive Officer
(principal executive officer)

Date: May 3, 2018	By:	/s/ Dennis M. Loughran
Dennis M. Loughran
Senior Vice President and Chief Financial Officer
(principal accounting officer)