Form 10-Q
period 2018-06-30
SYNALLOY CORP
filed 2018-08-07
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated Filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock as of July 31, 2018 was 8,802,206.

Synalloy Corporation

PART I
Item 1. FINANCIAL STATEMENTS

Synalloy Corporation
Condensed Consolidated Balance Sheets

	June 30, 2018 (unaudited)	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$18,950	$14,706
Accounts receivable, less allowance for doubtful accounts
of $5,000 and $35,000, respectively	41,370,921	28,704,481
Inventories, net	90,571,141	72,125,181
Prepaid expenses and other current assets	18,707,741	6,802,072
Total current assets	150,668,753	107,646,440
Non-current assets
Property, plant and equipment, net of accumulated
depreciation of $53,278,938 and $50,451,436 respectively	35,605,480	35,080,009
Goodwill	6,003,525	6,003,525
Intangible assets, net of accumulated amortization
of $11,710,526 and $10,568,479 respectively	9,738,474	10,880,521
Deferred charges, net and other non-current assets	265,441	263,655
Total assets	$202,281,673	$159,874,150

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$27,357,477	$24,256,812
Accrued expenses and other current liabilities	11,025,061	8,993,454
Total current liabilities	38,382,538	33,250,266

Long-term debt	53,933,944	25,913,557
Deferred income taxes	1,260,805	635,910
Long-term deferred gain, sale-leaseback	5,766,213	5,933,350
Long-term portion of earn-out liability	3,748,503	3,170,099
Other long-term liabilities	1,365,907	1,270,542
Total non-current liabilities	66,075,372	36,923,458
Commitments and contingencies – See Note 11
Shareholders' equity
Common stock, par value $1 per share; authorized 24,000,000 shares; issued 10,300,000 shares	10,300,000	10,300,000
Capital in excess of par value	35,496,900	35,193,152
Retained earnings	65,630,953	58,129,382
Accumulated other comprehensive loss	—	(10,864)
	111,427,853	103,611,670
Less cost of common stock in treasury: 1,497,793 and 1,566,769 shares, respectively	13,604,090	13,911,244
Total shareholders' equity	97,823,763	89,700,426
Total liabilities and shareholders' equity	$202,281,673	$159,874,150

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$71,893,763	$51,511,045	$130,374,365	$93,714,624

Cost of sales	56,177,441	43,333,118	103,424,624	78,133,119

Gross profit	15,716,322	8,177,927	26,949,741	15,581,505

Selling, general and administrative expense	7,738,752	6,281,988	13,594,872	12,170,664
Acquisition related costs	690,217	386,519	690,217	744,996
Operating income	7,287,353	1,509,420	12,664,652	2,665,845
Other expense (income)
Interest expense	403,852	341,005	717,835	521,320
Change in fair value of interest rate swaps	(19,255)	16,927	(92,458)	(24,503)
Earn-out adjustment	2,307,598	(3,391)	2,461,658	(3,391)
Other, net	(59,112)	—	29,185	—

Income before income taxes	4,654,270	1,154,879	9,548,432	2,172,419
Provision for income taxes	976,998	325,000	2,035,998	641,000

Net income	$3,677,272	$829,879	$7,512,434	$1,531,419

Net income per common share:
Basic	$0.42	$0.10	$0.86	$0.18
Diluted	$0.41	$0.10	$0.85	$0.18

Weighted average shares outstanding:
Basic	8,776,239	8,699,488	8,761,182	8,686,714
Dilutive effect from stock options and grants	87,537	23,650	72,804	17,616
Diluted	8,863,776	8,723,138	8,833,986	8,704,330

See accompanying notes to condensed consolidated financial statements

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net income	$7,512,434	$1,531,419
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	2,874,216	2,545,195
Amortization expense	1,147,916	1,211,225
Amortization of debt issuance costs	45,492	27,219
Deferred income taxes	624,895	(450,864)
Earn-out adjustment	2,461,658	(3,391)
Reduction of losses on accounts receivable	(30,000)	(18,958)
Provision for losses on inventories	746,960	229,044
Gain on disposal of property, plant and equipment	(17,762)	—
Amortization of deferred gain on sale-leaseback	(167,137)	(167,136)
Straight line lease cost on sale-leaseback	184,344	203,265
Change in fair value of interest rate swaps	(92,458)	(24,503)
Change in fair value of equity securities	29,185	—
Change in environmental reserves	—	15,298
Issuance of treasury stock for director fees	276,000	287,475
Employee stock option and grant compensation	416,179	330,238
Changes in operating assets and liabilities:
Accounts receivable	(12,768,096)	(12,193,408)
Inventories	(19,192,920)	(5,281,753)
Other assets and liabilities, net	(2,105,247)	(526,153)
Accounts payable	3,100,665	5,109,121
Accrued expenses	1,372,968	2,170,359
Accrued income taxes	889,103	(560,732)
Net cash used in operating activities	(12,691,605)	(5,567,040)
Investing activities
Purchases of property, plant and equipment	(3,381,925)	(2,831,976)
Purchases of equity securities	(336,951)	(3,831,521)
Acquisition of the stainless pipe and tube assets of Marcegaglia USA, Inc. ("MUSA")	—	(11,953,513)
Cash placed in escrow for acquisition of the galvanized pipe and tube assets of MUSA	(10,378,281)	—
Net cash used in investing activities	(14,097,157)	(18,617,010)
Financing activities
Net borrowings from line of credit	28,020,386	24,241,144
Payments on capital lease obligation	(52,549)	(67,260)
Payments of debt issuance costs	(53,146)	—
Payments on earn-out liability to MUSA	(1,172,065)	—
Proceeds from exercised stock options	50,380	—
Net cash provided by financing activities	26,793,006	24,173,884
Increase in cash and cash equivalents	4,244	(10,166)
Cash and cash equivalents at beginning of period	14,706	62,873
Cash and cash equivalents at end of period	$18,950	$52,707

Supplemental disclosure
Cash paid for:
Interest	$613,918	$345,009
Income taxes	$471,000	$1,659,565

See accompanying notes to condensed consolidated financial statements

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (unaudited)

Unless indicated otherwise, the terms "Company," "we," "us," and "our" refer to Synalloy Corporation and its consolidated subsidiaries.

1. Basis of Financial Statement Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included as required by Regulation S-X, Rule 10-01. Operating results for the six-month period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

2. Recently Issued Accounting Standards

Adoption of Recently Issued Accounting Standards
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605), and requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. The adoption of this Topic did not have an effect on the Company's consolidated financial statements. See Note 3 for further details.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments (Topic 825)", to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The standard is effective for all public companies for annual and interim reporting periods beginning after December 15, 2017. The standard requires equity investments (except for those under the equity method of accounting) to be measured at fair value, with changes in fair value recognized in net income. The amendments in the update supersede the guidance to classify equity securities with readily determinable fair values into different categories, and require equity securities to be measured at fair value with changes recognized in net income as opposed to other comprehensive income. The Company adopted ASU 2016-01 effective January 1, 2018 and the effects of this standard are included in the accompanying condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2018. The Company applied the amendments by means of a cumulative effective adjustment to the balance sheet as of January 1, 2018, which resulted in a reclassification of $10,864 from Accumulated Other Comprehensive Loss to Retained Earnings.

In January 2017, the FASB issued ASU No. 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 provides guidance to evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. If substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single asset or a group of similar assets, the assets acquired (or disposed of) are not considered a business. The Company adopted ASU 2017-01 as of January 1, 2018 on a prospective basis. The adoption of this Topic did not have an effect on the Company's consolidated financial statements as of June 30, 2018.

In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting," which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017. We adopted ASU 2017-09 as of January 1, 2018 on a prospective basis. The adoption of this Topic did not have an impact on the Company's consolidated financial statements as of June 30, 2018.

Recently Issued Accounting Standards Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” to increase the transparency and comparability of lease recognition and disclosure. The update establishes a right of use ("ROU") model which requires lessees to recognize lease

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (unaudited)

contracts with a term greater than one year on the balance sheet as ROU assets and lease liabilities. Leases will be classified as either financing or operating which will determine expense classification and recognition. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and must be applied using the modified retrospective approach. Early adoption is permitted. While the Company expects ASU 2016-02 to add material ROU assets and lease liabilities to the consolidated balance sheets related to its current land and building operating leases, it is evaluating other effects that the new standard will have on the consolidated financial statements as well as its business processes, internal controls, and accounting policies. As part of its assessment, the Company is reviewing its lease portfolio and identifying which attributes of its leases will be impacted by ASU 2016-02.

3. Revenues

Adoption of ASC Topic 606, "Revenue from Contracts with Customers"

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. The Company operates as a manufacturer of various products, and revenue is comprised of short-term contracts with point-in-time performance obligations. As a result, the Company did not identify any differences in its recognition of revenue between Topic 606 and Topic 605. Accordingly, there was no adjustment required to opening retained earnings for the cumulative impact of adopting Topic 606 and no impact to revenues for the three-month or six-month periods ended June 30, 2018 as a result of applying Topic 606.

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

	Three Months Ended		Six Months Ended
	Jun 30, 2018	Jun 30, 2017	Jun 30, 2018	Jun 30, 2017
Storage tank and vessel	$9,071,649	$6,057,865	$14,847,421	$12,331,705
Seamless carbon steel pipe and tube	8,403,288	6,391,212	16,835,901	12,112,688
Stainless steel pipe	38,899,542	26,639,245	70,183,404	44,353,889
Specialty chemicals	15,519,284	12,422,723	28,507,639	24,916,342
Total revenues	$71,893,763	$51,511,045	$130,374,365	$93,714,624

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

Deferred Revenues

Deferred revenues are recorded when cash payments are received in advance of satisfying the performance obligation, including amounts which are refundable. The deferred revenue balance increased $55,163 during the first six months of 2018 to $240,037 as of June 30, 2018 due to receiving $1,481,644 in advance of satisfying our performance obligations during the period, offset by $1,426,481 of revenue that was recognized during the period after satisfying the performance obligations that were included

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (unaudited)

in the beginning deferred revenue balance or received during the current period. Deferred revenues are included in "Accrued expenses and other current liabilities" on the accompanying Condensed Consolidated Balance Sheets.

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

4. Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined by either specific identification or weighted average methods. The components of inventories are as follows:

	Jun 30, 2018	Dec 31, 2017
Raw materials	$46,202,040	$37,748,316
Work-in-process	16,477,860	9,491,408
Finished goods	27,891,241	24,885,457
	$90,571,141	$72,125,181

5. Stock options and restricted stock

During the first six months of 2018, stock options for 40,606 shares of common stock were exercised by officers or employees for an aggregate exercise price of $474,378.  No options were exercised by employees or directors in 2017. Stock compensation expense for the three and six-months ended June 30, 2018 was $223,979 and $416,179, respectively. Stock compensation expense for the three and six-months ended June 30, 2017 was approximately $210,000 and $330,000, respectively.

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
The diluted earnings per share calculations exclude the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. For the six months ended June 30, 2018 and June 30, 2017 the Company had

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (unaudited)

weighted average shares of common stock, in the form of stock grants and options, of 36,815 and 144,064, respectively, which were not included in the diluted earnings per share calculation as their effect was anti-dilutive.

6. Income Taxes
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal examinations for years before 2014 or state income tax examinations for years before 2013. During the first six-months of 2018, the Company did not identify nor reserve for any unrecognized tax benefits.
The effective tax rate was 21 percent for the three and six-month periods ended June 30, 2018, respectively. The effective tax rate was 28 percent and 30 percent for the three and six-month periods ended June 30, 2017. The prior year effective tax rate was different than the 34 percent statutory rate primarily due to state tax expense, net of federal benefit and other permanent differences, including the manufacturer's exemption.
On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”) was signed into law by the President of the United States, enacting significant changes to the Internal Revenue Code effective January 1, 2018. The Act included a number of provisions including, but not limited to, a permanent reduction of the U.S. corporate tax rate from a blended 35 percent to 21 percent, eliminating the deduction for domestic production activities, limiting the tax deductibility of interest expense, accelerating the expensing of certain business assets and reducing the amount of executive pay that could qualify as a tax deduction. Many effects of The Act are international in nature, such as the one-time transition tax, base erosion anti-abuse tax and the global intangible low-taxed income tax, and thus would not pertain to the Company as it has no international operations.
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

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (unaudited)

7. Segment Information

The following table summarizes certain information regarding segments of the Company's operations:

	Three Months Ended		Six Months Ended
	Jun 30, 2018	Jun 30, 2017	Jun 30, 2018	Jun 30, 2017
Net sales
Metals Segment	$56,374,479	$39,088,322	$101,866,726	$68,798,282
Specialty Chemicals Segment	15,519,284	12,422,723	28,507,639	24,916,342
	$71,893,763	$51,511,045	$130,374,365	$93,714,624
Operating income
Metals Segment	$9,090,516	$2,359,054	$15,107,047	$3,923,568
Specialty Chemicals Segment	1,106,672	1,137,911	1,970,161	2,645,371

Unallocated corporate expenses	2,219,618	1,601,026	3,722,339	3,158,098
Acquisition related costs	690,217	386,519	690,217	744,996
Operating income	7,287,353	1,509,420	12,664,652	2,665,845
Interest expense	403,852	341,005	717,835	521,320
Change in fair value of interest rate swaps	(19,255)	16,927	(92,458)	(24,503)
Earn-out adjustment	2,307,598	(3,391)	2,461,658	(3,391)
Other loss (income), net	(59,112)	—	29,185	—
Income before income taxes	$4,654,270	$1,154,879	$9,548,432	$2,172,419

	As of
	Jun 30, 2018	Dec 31, 2017
Identifiable assets
Metals Segment	$158,144,084	$130,456,857
Specialty Chemicals Segment	29,549,710	25,394,078
Corporate	14,587,879	4,023,215
	$202,281,673	$159,874,150
Goodwill
Metals Segment	$4,648,795	$4,648,795
Specialty Chemicals Segment	1,354,730	1,354,730
	$6,003,525	$6,003,525

8. Fair Value of Financial Instruments
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
The Company's financial instruments include cash and cash equivalents, accounts receivable, derivative instruments, accounts payable, earn-out liabilities, revolving line of credit and equity investments. For short-term instruments, other than those required to be reported at fair value on a recurring basis and for which additional disclosures are included below, management concluded the historical carrying value is a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization. Therefore, as of June 30, 2018 and December 31, 2017, the carrying amount for cash and cash equivalents, accounts receivable, accounts payable and the Company's revolving line of credit, which is based on a variable interest rate, approximates their fair value.
During the second quarter of 2018, the Company recorded a gain on the investment in equity securities of $59,112 which is included in "Other expense (income)" on the accompanying Condensed Consolidated Statements of Operations. The fair value of equity securities held by the Company as of June 30, 2018 and December 31, 2017 was $845,000 and $537,233, respectively, and is included in “Prepaid expenses and other current assets” on the accompanying Consolidated Balance Sheets. The equity securities are classified as a Level 1 financial instrument.
The Company has one interest rate swap contract, which is classified as a Level 2 financial instrument as it is not actively traded and is valued using pricing models that use observable market inputs. The fair value of the contract was an asset of $220,440 and $127,981 at June 30, 2018 and December 31, 2017, respectively. The interest rate swap was priced using discounted cash flow techniques. Changes in its fair value were recorded to other income (expense) with corresponding offsetting entries to current assets or liabilities, as appropriate. Significant inputs to the discounted cash flow model include projected future cash flows based on projected one-month LIBOR and the average margin for companies with similar credit ratings and similar maturities. It is classified as Level 2 as it is not actively traded and is valued using pricing models that use observable market inputs.
To manage the impact on earnings of fluctuating nickel prices, the Company occasionally enters into six-month forward option contracts, which are classified as Level 2. At June 30, 2018, the Company did not have any such contracts in place. At December 31, 2017, the Company had contracts in place with notional quantities totaling approximately 1,351,494 pounds with strike prices ranging from $3.75 to $4.64 per pound. The fair value of the option contract in place at December 31, 2017 was an asset of $9,027. The fair value of the contracts was priced using discounted cash flows techniques based on forward curves and volatility levels by asset class determined on the basis of observable market inputs, when available. Changes in their fair value were recorded to "Other expense (income)" with corresponding offsetting entries to other current assets. The fair value of the forward option contracts approximates their carrying value.
The fair value of contingent consideration liabilities ("earn-out") resulting from the Bristol Metals-Munhall acquisition discussed in Note 9 is classified as Level 3. The fair value was estimated by applying the Monte Carlo Simulation approach using management's projection of pounds shipped and price per unit. Each quarter-end the Company re-evaluates its assumptions and adjusts to the updated fair value.
The following table presents a summary of changes in fair value of the Company's earn-out liability during the period:

Balance at December 31, 2017	$4,833,850
Earn-out payments to MUSA	(1,172,065)
Change in fair value during the period	2,461,658
Balance at June 30, 2018	$6,123,443
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 in the three-month or six-month periods ended June 30, 2018 or year ended December 31, 2017. During the first six months of 2018, there have been no changes in the fair value methodologies used by the Company.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (unaudited)

9. Acquisitions
On February 28, 2017, the Company's subsidiary Bristol Metals, LLC ("BRISMET"), acquired the stainless steel pipe and tube assets of MUSA located in Munhall, PA ("Bristol Metals-Munhall").
Bristol Metals-Munhall's results of operations since acquisition are reflected in the Company's consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	Jun 30, 2018	Jun 30, 2017	Jun 30, 2018	Jun 30, 2017
Revenues	$14,771,010	$7,299,734	$25,739,242	$8,411,926
Pre-tax income (loss)	(38,142)	211,703	1,019,497	390,896

Pre-tax loss for the second quarter of 2018 includes a $2,307,598 charge related to an increase in the fair value of the stainless steel earn-out liability during the period, as compared to a gain of $3,391 in the second quarter of 2017. For the six months ended June 30, 2018, charges related to the earn-out liability fair value adjustments totaled $2,461,658 as compared to a gain of $3,391 for the six months ended June 30, 2017.

10. Long-term Debt

On June 29, 2018 the Company amended its Credit Agreement with its bank to increase the limit of the asset based line of credit (the "Line") by $15,000,000 to a maximum of $80,000,000. As a result of the amendment, the interest rate on the Line is now calculated using One Month LIBOR plus a spread of 1.65 percent. None of the other provisions of the Credit Agreement were changed as a result of this amendment.

Pursuant to the Credit Agreement, the Company is subject to certain covenants including maintaining a minimum fixed charge coverage ratio and a limitation on the Company’s maximum amount of capital expenditures per year, which is in line with currently projected needs. At June 30, 2018, the Company was in compliance with all debt covenants.

11. Contingencies
The Company is from time-to-time subject to various claims, possible legal actions for product liability and other damages, and other matters arising out of the normal conduct of the Company's business.
Management is not currently aware of any asserted or unasserted matters which could have a material effect on the financial condition or results of operations of the Company.

12. Leases

On June 29, 2018, the Company and Store Master Funding XII, LLC, an affiliate of Store Capital Corporation (“Store”), entered into an Amended and Restated Master Lease Agreement (the “Master Lease”), pursuant to which the Company will lease the Munhall, PA facility, purchased by Store from MUSA on June 29, 2018, for the remainder of the initial term of 20 years set forth in the Master Lease, with two renewal options of ten years each. The lease includes a rent escalator equal to the lesser of 1.25 times the percentage increase in the Consumer Price Index since the previous increase or 2 percent.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (unaudited)

The amount of future minimum lease payments under operating leases are as follows:

Remainder of 2018	$1,408,869
2019	2,859,865
2020	2,917,062
2021	2,975,404
2022	3,034,912
2023	3,095,610
Thereafter	45,337,403

13. Subsequent Events

On May 29, 2018, BRISMET, a subsidiary of the Company's Metals Segment, entered into an asset purchase agreement to acquire the galvanized tube assets and operations of MUSA located in Munhall, PA. The effective date of the transaction was July 1, 2018, which was funded through an increase to the Company's current credit facility. The purchase price for the transaction totaled $10,378,281, which was placed into an escrow account on June 29, 2018, and is recorded in "Prepaid expenses and other current assets" on the accompanying Condensed Consolidated Balance Sheet at June 30, 2018. The assets purchased and liabilities assumed from MUSA include accounts receivable, inventory, equipment, and accounts payable. Because the transaction closed on July 1, 2018, the purchase accounting is not complete at the time of this filing.

On August 7, 2018, the Company announced that its Board of Directors has approved an annual dividend of $0.25 per share, to be paid in December of 2018.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is management's discussion of certain significant factors that affected the Company during the three-month and six-month periods ended June 30, 2018.
Consolidated net sales for the second quarter of 2018 was $71,893,763, an increase of $20,382,718 or 40 percent when compared to net sales for the second quarter of 2017 of $51,511,045. For the second quarter of 2018, the Company recorded net income of $3,677,272, or $0.41 per share (diluted), compared to net income of $829,879 or $0.10 per share for the same quarter in the prior year.
The second quarter and first six months of 2018 include financial results in the Company's Metals Segment related to the Bristol Metals-Munhall stainless acquisition (which closed on February 28, 2017) as follows:

•	For the second quarters of 2018 and 2017, net sales for Bristol Metals-Munhall were $14,771,010 and $7,299,734, respectively, with operating income of $2,270,374 and $247,997, respectively.

•	For the first six months of 2018 and 2017, net sales for Bristol Metals-Munhall were $25,739,242 and $8,411,926, respectively, with operating income of $3,482,072 and $444,476, respectively.

Metals Segment
Metals Segment net sales for the second quarter of 2018 totaled $56,374,479, an increase of $17,286,157 or 44 percent from the second quarter of 2017. Net sales for the first six months of 2018 were $101,866,726, an increase of $33,068,444 or 48 percent from 2017.
Sales for the second quarter and first six months of 2018 compared to the prior year are summarized as follows:

	Sales Increase (decrease) from prior year period
	$	%	Average selling price (1)	Units shipped
Second quarter
Storage tank and vessel	$3,013,783	49.7%	35.4%	14.3%
Seamless carbon steel pipe and tube	2,012,077	31.5%	25%	6.5%
Stainless steel pipe	12,260,297	46.0%	25.6%	20.4%
Total second quarter change	$17,286,157

First six months
Storage tank and vessel	$2,515,717	20.4%	24.1%	(3.7)%
Seamless carbon steel pipe and tube	4,723,214	39%	22.2%	16.8%
Stainless steel pipe	25,829,513	58.2%	18.5%	39.7%
Total first 6 months change	$33,068,444
(1) Average price increases for the second quarter of 2018 as compared to the second quarter of 2017 primarily relate to the following:
•Storage tank and vessels - product mix change to larger, more complex tanks;
•Seamless carbon steel pipe and tube - pass through of higher mill price input material;
•Stainless steel pipe - pass through of input and cost increases related to:
a.Alloy surcharges increase of 10%;
b.Alloy mix with higher nickel content cost increase of 7%;
c.Base raw material input mill pricing increase of 6%

Average price increases for the first six months of 2018 as compared to the first six months of 2017 relate to the same factors indicated above, however with lower average impacts due to lower material cost inputs in the first quarter of 2018.

The backlog for BRISMET as of June 30, 2018 was $35,507,218, while the backlog for our subsidiary, Palmer of Texas Inc., totaled $22,965,205, representing improvements of 50 percent and 28 percent, respectively, over levels at the end of the second quarter in 2017.
The Metals Segment's operating income increased $6,731,462 to $9,090,516 for the second quarter of 2018 compared to operating income of $2,359,054 for the second quarter of 2017. For the first six months of 2018, operating income for the Metals Segment increased $11,183,479 to an operating profit of $15,107,047 compared to operating income of $3,923,568 for the same period of 2017. Current year operating results were affected by the following factors:

1.
Nickel prices and resulting surcharges for 304 and 316 alloys continued to rise during the second quarter of 2018, with surcharges for both alloys increasing by $0.12 and $0.11 per pound, respectively;

2.	Year over year improvements in volume, pricing, and product mix combined for a 57 percent improvement in gross profit margins in the second quarter of 2018 compared to the same quarter in 2017;

3.	Seamless carbon pipe and tube showed significant improvement with a 31 percent increase in sales driving a 450 percent improvement in operating profit over the prior year; and

4.	The period did benefit from first quarter customer requests for shipments of $1,329,840 in storage tanks and vessels to be moved into April.

Specialty Chemicals Segment
Net sales for the Specialty Chemicals Segment in the second quarter of 2018 were $15,519,284, representing a $3,096,561 or 25 percent increase from the same quarter of 2017. Sales for the first six months of 2018 were $28,507,639, up $3,591,297 or 14 percent from 2017 results.
Net sales were impacted during the second quarter and first six months of 2018 primarily from the initial ramp up of seven significant customers, a new fire retardant and new asphalt additive customers at our subsidiary, CRI Tolling, LLC, two new oil and gas customers at our subsidiary, Manufacturers Chemicals, LLC, a new product launch from an existing customer at Manufacturers Chemicals, and the addition of two new pulp/paper coating customers.
Operating income for the Specialty Chemicals Segment for the second quarters of 2018 and 2017 was $1,106,672 and 1,137,911, respectively. The result was relatively consistent with the second quarter of 2017 on a dollar basis, but slightly lower profit as a percent of sales, at seven percent versus prior year second quarter at nine percent. Similar to what was reported last quarter; the primary difference in operating profit performance compared to prior year second quarter is the relative product mix experienced. The segment historically experiences operating profit in a range between five percent to 12 percent. In 2017, the second quarter represented the middle of that range at nine percent, with the full year averaging to nine percent, close to the average for the past four years. In the first quarter of 2018, operating profit was six percent of sales, close to the low end of historical quarterly performances. In the second quarter of 2018 quarterly performance improved to seven percent; however, annual performance is still expected to be at approximately 10 percent, one percent higher than previous historical averages, primarily related to higher anticipated volumes on a substantially fixed operating cost base.

Other Items
Unallocated corporate expenses for the second quarter of 2018 increased $618,592, or 39 percent, to $2,219,618 (three percent of sales) compared to $1,601,026 (three percent of sales) for the second quarter of 2017. The second quarter increase resulted primarily from: higher professional fees ($183,017); higher incentive bonus accruals ($199,950) and; higher salaries and wages ($81,641).
Acquisition costs were $721,317 ($690,217 in unallocated SG&A and $31,100 in Metals Segment Cost of Sales) for the second quarter of 2018 and $734,249 ($690,217 in unallocated SG&A and $44,032 in Metals Segment Cost of Sales) for the first six months of 2018, resulting primarily from costs associated with the Bristol Metals-Munhall galvanized acquisition. Acquisition costs were $554,921 ($386,519 in unallocated SG&A and $168,402 in Metals Segment cost of sales) for the second quarter of 2017 and $1,001,408 ($744,996 in unallocated SG&A and $256,413 in Metals Segment cost of sales) for the first six months of 2017 related to the Bristol Metals-Munhall stainless acquisition.
Interest expense was $403,852 and $341,005 for the second quarters of 2018 and 2017, respectively, and $717,835 and $521,320 for the first six months of 2018 and 2017, respectively. The increase was primarily related to higher average debt outstanding in the second quarter and first six months of 2018 (as additional borrowings were required to support working capital requirements associated with increased business activity).
During the second quarter of 2018, the Company increased the earn-out liability, resulting from the acquisition of Bristol Metals-Munhall stainless steel business in 2017, by $2,307,598. The charge represents the present value of future increased earn-out payments due to substantially increased projected sales of small diameter stainless-steel pipe and tube (outside diameter of ten inches or less) for the remainder of the measurement period, which ends in February, 2021. The increase is primarily related to our plans to add ornamental stainless items to our product line.
The effective tax rate was 21 percent for the three-month and six-month periods ended June 30, 2018, respectively. The Company’s effective tax rate is materially equivalent compared to the U.S. statutory rate of 21 percent. The effective tax rate was 28 percent and 30 percent for the three and six-month periods ended June 30, 2017. The 2017 effective tax rate was lower than the 34 percent federal statutory rate primarily due to state tax expense, net of the federal benefit and other permanent differences, including the manufacturer's exemption.
The Company's cash balance increased $4,244 to $18,950 as of June 30, 2018 compared to $14,706 at December 31, 2017. Fluctuations during the period were comprised of the following:

1.	On June 29, 2018, the Company placed $10,378,281 into an escrow account related to the acquisition of the MUSA galvanized business assets;

2.
Net accounts receivable increased $12,666,440 at June 30, 2018 when compared to the prior year end, which resulted from a 32 percent increase in sales for the last two months of the second quarter 2018 compared to the last two months of the fourth quarter 2017. Days sales outstanding, calculated using a three-month average basis, decreased from 51 days outstanding at the end of December 2017 to 49 days at the end of the second quarter 2018;

3.
Net inventories increased $18,445,960 at June 30, 2018 as compared to the prior year-end 2017. The increase, which was primarily related to the Metals Segment, resulted from higher stainless steel surcharges and generally higher replacement costs during the first six months of 2018, and replenishing seamless carbon steel pipe and tube inventory. Inventory turns decreased from 2.51 turns at December 31, 2017, calculated on a three-month average basis, to 2.43 turns at June 30, 2018;

4.
Accounts payable increased $3,100,665 as of June 30, 2018 from the prior year end. The majority of the increase is related to increased levels of purchasing activity across all sectors of the business. Accounts payable days outstanding were approximately 44 days at June 30, 2018 compared to 60 days at December 31, 2017; and

5.	Capital expenditures for the first six months of 2018 were $3,381,925.
The Company drew $28,020,386 against its Line during the first six months of 2018 and had $53,933,944 of borrowings outstanding as of June 30, 2018. Covenants under the Credit Agreement include maintaining a minimum fixed charge coverage ratio and a limitation on the Company’s maximum amount of capital expenditures per year, which is in line with currently projected needs. The Company was in compliance with all covenants as of June 30, 2018.

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

PART II

Item 1. Legal Proceedings
It is not unusual for us and our subsidiaries to be involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business involving, among other things, product liability, commercial, employment, workers' compensation, and environmental matters. We establish reserves in a manner that is consistent with accounting principles generally accepted in the U.S. for costs associated with such matters when a liability is probable and those costs are capable of being reasonably estimated. We cannot predict with any certainty the outcome of these unresolved legal actions or the range of possible loss or recovery. Based on current information, however, we believe that the eventual outcome of these unresolved legal actions, either individually or in the aggregate, will not have a material adverse effect on our financial position, results of operations or cash flows. There were no material changes in our Legal Proceedings, as discussed in Part I, Item 3 in the Company's Annual Report on Form 10-K for the period ending December 31, 2017.

Item 1A. Risk Factors
There were no material changes in our assessment of risk factors as discussed in Part I, Item 1A in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description
10.1	Amended and Restated Synalloy Corporation 2015 Stock Awards Plan
10.2	Purchase and Sale Agreement, dated as of May 25, 2018, between Marcegaglia USA, Inc. and Bristol Metals, LLC
10.3	Agreement to Designate and Lease, dated as of June 29, 2018, between Registrant and Store Capital Acquisitions, LLC
10.4	Amended and Restated Master Lease Agreement, dated as of June 29, 2018, between Registrant and Store Master Funding XII, LLC
10.5	First Amendment to Third Amended and Restated Loan Agreement, dated as of June 29, 2018, between Registrant and Branch Banking and Trust Company
10.6	Asset Purchase Agreement, dated as of June 29, 2018, but with a closing effective date of July 1, 2018, between Bristol Metals, LLC and Marcegaglia USA, Inc.
10.7
Amendment No. 2 to Asset Purchase Agreement, dated as of July 1, 2018, between Bristol Metals, LLC and Marcegaglia USA, Inc., amending the Asset Purchase Agreement, dated as of December 9, 2016, between Bristol Metals, LLC and Marcegaglia USA, Inc., as amended by Amendment No. 1 to Asset Purchase Agreement, dated as of February 28, 2017, between Bristol Metals, LLC and Marcegaglia USA, Inc,

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

SYNALLOY CORPORATION
(Registrant)

Date:	August 7, 2018	By:	/s/ Craig C. Bram
Craig C. Bram
President and Chief Executive Officer
(principal executive officer)

Date:	August 7, 2018	By:	/s/ Dennis M. Loughran
Dennis M. Loughran
Senior Vice President and Chief Financial Officer
(principal accounting officer)