Form 10-Q
period 2018-09-30
SYNALLOY CORP
filed 2018-11-06
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock as of October 31, 2018 was 8,870,988.

Synalloy Corporation

Part I - Financial Information
Item 1. Financial Statements
Synalloy Corporation
Condensed Consolidated Balance Sheets

	September 30, 2018 (unaudited)	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$1,872,360	$14,706
Accounts receivable, less allowance for doubtful accounts
of $6,000 and $35,000, respectively	49,555,481	28,704,481
Inventories, net	116,029,651	72,125,181
Prepaid expenses and other current assets	12,692,661	6,802,072
Total current assets	180,150,153	107,646,440
Non-current assets
Property, plant and equipment, net of accumulated
depreciation of $54,988,727 and $50,451,436 respectively	39,880,040	35,080,009
Goodwill	9,548,992	6,003,525
Intangible assets, net of accumulated amortization
of $12,326,049 and $10,568,479 respectively	10,546,951	10,880,521
Deferred charges, net	237,001	263,655
Total assets	$240,363,137	$159,874,150

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$46,696,068	$24,256,812
Accrued expenses and other current liabilities	15,184,210	8,993,454
Total current liabilities	61,880,278	33,250,266

Long-term debt	62,782,563	25,913,557
Deferred income taxes	1,349,745	635,910
Long-term deferred gain, sale-leaseback	5,682,645	5,933,350
Long-term portion of earn-out liability	5,679,350	3,170,099
Other long-term liabilities	1,224,861	1,270,542
Total non-current liabilities	76,719,164	36,923,458
Commitments and contingencies – See Note 11

Shareholders' equity
Common stock, par value $1 per share; authorized 24,000,000 shares; issued 10,300,000 shares	10,300,000	10,300,000
Capital in excess of par value	36,413,908	35,193,152
Retained earnings	68,450,319	58,129,382
Accumulated other comprehensive loss	—	(10,864)
	115,164,227	103,611,670
Less cost of common stock in treasury: 1,435,228 and 1,566,769 shares, respectively	13,400,532	13,911,244
Total shareholders' equity	101,763,695	89,700,426
Total liabilities and shareholders' equity	$240,363,137	$159,874,150

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Net sales	$77,792,878	$54,595,924	$208,167,243	$148,310,548

Cost of sales	63,764,512	49,759,304	167,189,136	127,892,423

Gross profit	14,028,366	4,836,620	40,978,107	20,418,125

Selling, general and administrative expense	6,584,407	6,504,223	20,179,278	18,674,888
Acquisition related costs	180,671	37,402	870,888	782,397
Earn-out adjustments	(269,083)	62,804	2,192,574	145,200
Operating income	7,532,371	(1,767,809)	17,735,367	815,640
Other expense (income)
Interest expense	585,888	279,598	1,303,724	715,131
Change in fair value of interest rate swaps	(7,490)	(8,497)	(99,948)	(33,000)
Other, net	493,413	(316,158)	522,598	(316,158)

Income before income taxes	6,460,560	(1,722,752)	16,008,993	449,667
Provision for income taxes	1,425,002	(516,000)	3,461,000	125,000

Net income	$5,035,558	$(1,206,752)	$12,547,993	$324,667

Net income per common share:
Basic	$0.57	$(0.14)	$1.43	$0.04
Diluted	$0.56	$(0.14)	$1.42	$0.04

Weighted average shares outstanding:
Basic	8,828,523	8,716,893	8,783,876	8,696,884
Dilutive effect from stock options and grants	105,131	—	73,928	17,030
Diluted	8,933,654	8,716,893	8,857,804	8,713,914

See accompanying notes to condensed consolidated financial statements

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30
	2018	2017
Operating activities
Net income	$12,547,993	$324,667
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	4,584,005	3,916,131
Amortization expense	1,763,438	1,827,171
Amortization of debt issuance costs	73,932	40,829
Deferred income taxes	713,835	(32,978)
Gain on sale of available-for-sale securities	—	(310,043)
Earn-out adjustments	2,192,574	145,200
Payments of MUSA-Stainless earn-out liability in excess of acquisition date fair value	(194,462)	—
Provision for (reduction of) losses on accounts receivable	(29,000)	192,892
Provision for (reduction of) losses on inventories	995,033	500,338
Loss (gain) on disposal of property, plant and equipment	(17,762)	2,279
Amortization of deferred gain on sale-leaseback	(250,705)	(250,705)
Straight line lease cost	276,516	304,898
Change in fair value of interest rate swaps	(99,948)	(33,000)
Change in fair value of equity securities	522,703	—
Issuance of treasury stock for director fees	276,000	287,475
Employee stock option and grant compensation	621,699	486,740
Changes in operating assets and liabilities:
Accounts receivable	(18,655,048)	(12,476,532)
Inventories	(42,153,503)	(4,772,884)
Other assets and liabilities, net	(2,483,326)	10,179,835
Accounts payable	21,388,017	8,084,756
Accrued expenses	2,247,339	(8,046,199)
Accrued income taxes	1,396,820	(2,392,073)
Net cash used in operating activities	(14,283,850)	(2,021,203)
Investing activities
Purchases of property, plant and equipment	(4,482,427)	(3,692,571)
Proceeds from sale of property, plant and equipment	—	1,048
Purchases of equity securities	(4,970,470)	(3,831,521)
Proceeds from sale of available-for-sale securities	—	4,141,564
Acquisition of the stainless pipe and tube assets of Marcegaglia USA, Inc. ("MUSA")	—	(11,953,513)
Acquisition of the galvanized pipe and tube assets of MUSA	(10,378,281)	—
Net cash used in investing activities	(19,831,178)	(15,334,993)
Financing activities
Net borrowings from line of credit	36,869,006	17,918,754
Payments on capital lease obligation	(78,369)	(91,565)
Payments of debt issuance costs	(53,146)	—
Payments on earn-out liabilities to MUSA	(1,618,767)	(518,456)
Proceeds from exercised stock options	141,852	—
Net proceeds from at-the-market offering	1,002,712	—
Tax withholdings related to net share settlements of exercised stock options	(290,606)	—
Net cash provided by financing activities	35,972,682	17,308,733
Increase in cash and cash equivalents	1,857,654	(47,463)
Cash and cash equivalents at beginning of period	14,706	62,873
Cash and cash equivalents at end of period	$1,872,360	$15,410

Supplemental disclosure
Cash paid for:
Interest	$1,189,018	$617,606
Income taxes	$1,292,000	$2,557,121

See accompanying notes to condensed consolidated financial statements

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (unaudited)

Unless indicated otherwise, the terms "Company," "we," "us," and "our" refer to Synalloy Corporation and its consolidated subsidiaries.

1. Basis of Financial Statement Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included as required by Regulation S-X, Rule 10-01. Operating results for the nine-month period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
Certain prior period amounts have been reclassified to conform to the current period presentation, including changes in the fair value of the Company's earn-out liabilities (see "Note 8 - Fair Value Information") from "Other Expense (Income)" to "Operating Income (Loss)" on the accompanying Condensed Consolidated Statements of Operations.

2. Recently Issued Accounting Standards
Recently Issued Accounting Standards - Adopted
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

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments (Topic 825)", to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The standard is effective for all public companies for annual and interim reporting periods beginning after December 15, 2017. The standard requires equity investments (except for those under the equity method of accounting) to be measured at fair value, with changes in fair value recognized in net income. The amendments in the update supersede the guidance to classify equity securities with readily determinable fair values into different categories, and require equity securities to be measured at fair value with changes recognized in net income as opposed to other comprehensive income. The Company adopted ASU 2016-01 effective January 1, 2018 and the effects of this standard are included in the accompanying condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2018. The Company applied the amendments by means of a cumulative effective adjustment to the balance sheet as of January 1, 2018, which resulted in a reclassification of $10,864 from Accumulated Other Comprehensive Loss to Retained Earnings.

In January 2017, the FASB issued ASU No. 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 provides guidance to evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. If substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single asset or a group of similar assets, the assets acquired (or disposed of) are not considered a business. The Company adopted ASU 2017-01 as of January 1, 2018 on a prospective basis. The adoption of this Topic did not have an effect on the Company's consolidated financial statements as of September 30, 2018.

In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting," which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. The Company adopted ASU 2017-09 as of January 1, 2018 on a prospective basis. The adoption of this Topic did not have an impact on the Company's consolidated financial statements as of September 30, 2018.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (unaudited)

Recently Issued Accounting Standards - Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, to increase the transparency and comparability of lease recognition and disclosure. The update establishes a right of use ("ROU") model which requires lessees to recognize lease contracts with a term greater than one year on the balance sheet as ROU assets and lease liabilities. Leases will be classified as either financing or operating which will determine expense classification and recognition. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. While the FASB had previously indicated that the modified retrospective approach must be applied to adopt the new standard, the FASB issued ASU No. 2018-11 in July, 2018, which provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. While the Company expects ASU 2016-02 to add material ROU assets and lease liabilities to the consolidated balance sheets related to its current land and building operating leases, it is evaluating other effects that the new standard will have on the consolidated financial statements as well as its business processes, internal controls, and accounting policies. As part of its assessment, the Company is reviewing its lease portfolio and identifying which attributes of its leases will be impacted by ASU 2016-08. Information about our undiscounted future lease payments and the timing of those payments is in Note 12, "Leases" in our 2017 Form 10-K.
In August 2018, the FASB issued ASU No. 2018-13 "Fair Value Measurement (Topic 820)". The updated guidance improves the disclosure requirements on fair value measurements. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The Company is currently assessing the timing and impact of adopting the updated provisions.

3. Revenues

Adoption of ASC Topic 606, "Revenue from Contracts with Customers"

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. The Company operates as a manufacturer of various products, and revenue is comprised of short-term contracts with point-in-time performance obligations. As a result, the Company did not identify any differences in its recognition of revenue between Topic 606 and Topic 605. Accordingly, there was no adjustment required to opening retained earnings for the cumulative impact of adopting Topic 606 and no impact to revenues for the three-month or nine-month periods ended September 30, 2018 as a result of applying Topic 606.

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

	Three Months Ended		Nine Months Ended
	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Storage tank and vessel	$9,016,796	$7,650,080	$23,864,217	$19,981,786
Seamless carbon steel pipe and tube	7,887,027	6,669,977	24,722,928	18,782,664
Stainless steel pipe	$37,656,273	28,702,776	107,839,677	73,056,665
Galvanized pipe	6,464,277	—	6,464,277	—
Specialty chemicals	16,768,505	11,573,091	45,276,144	36,489,433
Total revenues	$77,792,878	$54,595,924	$208,167,243	$148,310,548

Arrangements with Multiple Performance Obligations

Our contracts with customers may include multiple performance obligations. For such arrangements, revenue for each performance obligation is based on its standalone selling price and revenue is recognized as each performance obligation is satisfied. The

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (unaudited)

Company generally determines standalone selling prices based on the prices charged to customers using the adjusted market assessment approach or expected cost plus margin.

Deferred Revenues

Deferred revenues are recorded when cash payments are received in advance of satisfying the performance obligation, including amounts which are refundable. The deferred revenue balance decreased $43,054 during the first nine months of 2018 to $141,820 as of September 30, 2018 due to receiving $1,917,775 in advance of satisfying our performance obligations during the period, offset by $1,960,829 of revenue that was recognized during the period after satisfying the performance obligations that were included in the beginning deferred revenue balance or received during the current period. Deferred revenues are included in "Accrued expenses and other current liabilities" on the accompanying Condensed Consolidated Balance Sheets.

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

4. Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined by either specific identification or weighted average methods. The components of inventories are as follows:

	Sep 30, 2018	Dec 31, 2017
Raw materials	$65,458,268	$37,748,316
Work-in-process	18,262,774	9,491,408
Finished goods	32,308,609	24,885,457
	$116,029,651	$72,125,181
5. Stock options and restricted stock

During the first nine months of 2018, stock options for 85,440 shares of common stock were exercised by officers or employees for an aggregate exercise price of $1,033,108, including $891,255 relating to cashless exercises during the period. No options were exercised by employees or directors during the first nine months of 2017. Stock compensation expense for the three and nine-month periods ended September 30, 2018 was $205,520 and $621,699, respectively. Stock compensation expense for the three and nine-month periods ended September 30, 2017 was $156,502 and $486,740, respectively.
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

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (unaudited)

On May 17, 2018, a majority of the shareholders of the Company, upon the recommendation of the Company's Board of Directors, voted to amend and restate the 2015 Stock Awards Plan to increase the authorization of issuances from 250,000 shares to 500,000 shares.
The diluted earnings per share calculations exclude the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. For the nine-month periods ended September 30, 2018 and September 30, 2017 the Company had weighted average shares of common stock, in the form of stock grants and options, of 600 and 144,064, respectively, which were not included in the diluted earnings per share calculation as their effect was anti-dilutive.

6. Income Taxes
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal examinations for years before 2014 or state income tax examinations for years before 2013. During the first nine months of 2018, the Company did not identify nor reserve for any unrecognized tax benefits.
The effective tax rate was 22 percent for the three and nine-month periods ended September 30, 2018, respectively. The effective tax rate was 30 percent and 28 percent for the three and nine-month periods ended September 30, 2017. The prior year effective tax rate was different than the 34 percent statutory rate primarily due to state tax expense, net of federal benefit and other permanent differences, including the manufacturer's exemption.
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

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (unaudited)

7. Segment Information

The following table summarizes certain information regarding segments of the Company's operations:

	Three Months Ended		Nine Months Ended
	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Net sales
Metals Segment	$61,024,373	$43,022,833	$162,891,099	$111,821,115
Specialty Chemicals Segment	16,768,505	11,573,091	45,276,144	36,489,433
	$77,792,878	$54,595,924	$208,167,243	$148,310,548
Operating income (loss)
Metals Segment	$7,984,117	$(1,263,900)	$23,091,164	$2,659,666
Specialty Chemicals Segment	1,354,617	1,150,661	3,324,778	3,796,032

Unallocated corporate expenses	1,894,775	1,554,364	5,617,113	4,712,461
Acquisition related costs	180,671	37,402	870,888	782,397
Earn-out adjustments	(269,083)	62,804	2,192,574	145,200
Operating income (loss)	7,532,371	(1,767,809)	17,735,367	815,640
Interest expense	585,888	279,598	1,303,724	715,131
Change in fair value of interest rate swaps	(7,490)	(8,497)	(99,948)	(33,000)
Other loss (income), net	493,413	(316,158)	522,598	(316,158)
Income before income taxes	$6,460,560	$(1,722,752)	$16,008,993	$449,667

	As of
	Sep 30, 2018	Dec 31, 2017
Identifiable assets
Metals Segment	$199,390,326	$130,456,857
Specialty Chemicals Segment	31,109,653	25,394,078
Corporate	9,863,158	4,023,215
	$240,363,137	$159,874,150
Goodwill
Metals Segment	$8,194,262	$4,648,795
Specialty Chemicals Segment	1,354,730	1,354,730
	$9,548,992	$6,003,525

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
The Company's financial instruments include cash and cash equivalents, accounts receivable, derivative instruments, accounts payable, earn-out liabilities, revolving line of credit and equity investments. For short-term instruments, other than those required to be reported at fair value on a recurring basis and for which additional disclosures are included below, management concluded the historical carrying value is a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization. Therefore, as of September 30, 2018 and December 31, 2017, the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and the Company's revolving line of credit, which is based on a variable interest rate, approximate their fair value.
During the third quarter of 2018, the Company recorded a loss on the investment in equity securities of $493,518 which is included in "Other expense (income)" on the accompanying Condensed Consolidated Statements of Operations. The fair value of equity securities held by the Company as of September 30, 2018 and December 31, 2017 was $4,985,000 and $537,233, respectively, and is included in “Prepaid expenses and other current assets” on the accompanying Consolidated Balance Sheets. The equity securities are classified as a Level 1 financial instrument.
The Company has one interest rate swap contract, which is classified as a Level 2 financial instrument as it is not actively traded and is valued using pricing models that use observable market inputs. The fair value of the contract was an asset of $227,929 and $127,981 at September 30, 2018 and December 31, 2017, respectively. The interest rate swap was priced using discounted cash flow techniques. Changes in its fair value were recorded to other income (expense) with corresponding offsetting entries to current assets or liabilities, as appropriate. Significant inputs to the discounted cash flow model include projected future cash flows based on projected one-month LIBOR and the average margin for companies with similar credit ratings and similar maturities. It is classified as Level 2 as it is not actively traded and is valued using pricing models that use observable market inputs.
To manage the impact on earnings of fluctuating nickel prices, the Company occasionally enters into six-month forward option contracts, which are classified as Level 2. At September 30, 2018, the Company did not have any such contracts in place. At December 31, 2017, the Company had contracts in place with notional quantities totaling approximately 1,351,494 pounds with strike prices ranging from $3.75 to $4.64 per pound. The fair value of the option contract in place at December 31, 2017 was an asset of $9,027. The fair value of the contracts was priced using discounted cash flows techniques based on forward curves and volatility levels by asset class determined on the basis of observable market inputs, when available. Changes in their fair value were recorded to "Other expense (income)" with corresponding offsetting entries to other current assets. The fair value of the forward option contracts approximates their carrying value.
The fair value of contingent consideration liabilities ("earn-out") resulting from the 2017 MUSA-Stainless acquisition and 2018 MUSA-Galvanized acquisition are classified as Level 3. The fair value of the MUSA-Stainless earn-out was estimated by applying the Monte Carlo Simulation approach using management's projection of pounds to be shipped and future price per unit. The fair value of the MUSA-Galvanized earn-out was estimated by applying the probability-weighted expected return method, using management's projection of pounds to be shipped and future price per unit. Each quarter-end, the Company re-evaluates its assumptions for both earn-out liabilities and adjusts to reflect the updated fair values. Changes in the estimated fair value of the earn-out liabilities are reflected in the results of operations in the periods in which they are identified. Changes in the fair value of the earn-out liabilities may materially impact and cause volatility in the Company's operating results.
The following table presents a summary of changes in fair value of the Company's earn-out liabilities during the period:

2017 MUSA-Stainless Earn-Out
Balance at December 31, 2017	$4,833,850
Earn-out payments to MUSA	(1,685,519)
Change in fair value during the period	2,412,122
Balance at September 30, 2018	$5,560,453

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (unaudited)

2018 MUSA-Galvanized Earn-Out
Balance at December 31, 2017	$—
Fair value of the earn-out liability associated with the MUSA-Galvanized acquisition	3,800,298
Earn-out payments to MUSA	(127,710)
Change in fair value during the period	(219,548)
Balance at September 30, 2018	$3,453,040
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 in the three-month or nine-month periods ended September 30, 2018 or year ended December 31, 2017. During the first nine months of 2018, there have been no changes in the fair value methodologies used by the Company.
9. Acquisitions
Acquisition of the Galvanized Pipe and Tube Assets of Marcegaglia USA, Inc.
On July 1, 2018, Bristol Metals, LLC ("BRISMET"), a subsidiary of the Company's Metals Segment, acquired Marcegaglia USA, Inc.'s ("MUSA") galvanized tube assets and operations ("MUSA-Galvanized") located in Munhall, PA. The purpose of the transaction was to enhance the Company's on-going business with additional capacity and technological advantages. The transaction was funded through an increase to the Company's current credit facility (refer to Note 10). The purchase price for the transaction totaled $10,378,281. The assets purchased and liabilities assumed from MUSA include accounts receivable, inventory, equipment, and accounts payable.
The transaction is being accounted for using the acquisition method of accounting for business combinations. Under this method, the total consideration transferred to consummate the acquisition is allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the closing date of the acquisition. The acquisition method of accounting requires extensive use of estimates and judgments to allocate the consideration transferred to the identifiable tangible and intangible assets acquired and liabilities assumed. Because the acquisition closed on July 1, 2018, the allocation of the consideration transferred in the consolidated financial statements is preliminary and will be adjusted upon completion of the final valuation of the assets acquired and liabilities assumed. Such adjustments could be significant. The final valuation is expected to be completed as soon as practicable but no later than twelve months after the closing date of the acquisition.
MUSA will receive quarterly earn-out payments for a period of four years following closing. Earn-out payments will equate to three percent of BRISMET’s galvanized steel pipe and tube revenue. As of July 1, 2018, the Company forecasted earn out payments to be $4,244,939, for which the Company established a fair value of $3,800,298 using a probability-weighted expected return method and a discount rate applicable to future revenue of five percent. In determining the appropriate discount rate to apply to the contingent payments, the risk associated with the functional form of the earn-out, and the credit risk associated with the payment of the earn-out were all considered. The fair value of the contingent consideration was estimated by applying the probability-weighted expected return method using management's estimates of pounds to be shipped and future price per unit. At September 30, 2018 the fair value of the earn-out totaled $3,453,040 with $960,189 of this liability classified as a current liability since the payments will be made quarterly.
The total purchase price was allocated to the acquired net tangible and identifiable intangible assets based on their estimated fair values as of July 1, 2018 for purposes of the consolidated financial statements. These amounts are subject to change based on the results of the final valuations of assets acquired and liabilities assumed, which are expected to be completed within the twelve months following the acquisition. The fair value assigned to the customer list intangible will be amortized on an accelerated basis over 15 years. The excess of the consideration transferred over the fair value of the net tangible and identifiable intangible assets is reflected as goodwill. Goodwill consists of manufacturing cost synergies expected from combining MUSA-Galvanized's production capabilities with BRISMET's current operations. All of the goodwill recognized was assigned to the Company's Metals Segment and is expected to be deductible for income tax purposes. The preliminary allocation of the total consideration paid to the fair value of the assets acquired and liabilities assumed as of July 1, 2018 is as follows:

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (unaudited)

Inventories	$2,746,000
Accounts Receivable	2,187,141
Other current assets - production and maintenance supplies	746,729
Property, plant and equipment	4,883,847
Customer list intangible	1,424,000
Goodwill	3,545,467
Contingent consideration	3,800,298
Accounts Payable	1,051,239
Other liabilities	303,366
$10,378,281
MUSA-Galvanized's results of operations since acquisition are reflected in the Company's consolidated statements of operations as follows:

	Three Months Ended	Nine Months Ended
	Sep 30, 2018	Sep 30, 2018
Net sales	$6,464,277	$6,464,277
Income before income taxes	9,859	9,859

The following unaudited pro-forma information is provided to present a summary of the combined results of the Company's operations with MUSA-Galvanized as if the acquisition had occurred on January 1, 2017. The unaudited pro-forma financial information is for information purposes only and is not necessarily indicative of what the results would have been had the acquisition been completed on the date indicated above.

Pro-Forma (Unaudited)
	Three Months Ended		Nine Months Ended
	Sept 30, 2018	Sept 30, 2017	Sept 30, 2018	Sept 30, 2017
Pro-forma net sales	$77,792,878	$59,731,468	$220,099,018	$167,533,174
Pro-forma net income (loss)	$5,216,229	$(1,505,613)	$11,442,902	$(690,066)
Earnings (loss) per share:
Basic	$0.59	$(0.17)	$1.30	$(0.08)
Diluted	$0.58	$(0.17)	$1.29	$(0.08)
The pro-forma calculation for the three and nine months ended September 30, 2018 excludes non-recurring acquisition costs of $180,671 and $666,357, respectively, which were incurred by the Company during 2018. These expenditures included $252,481 for professional fees associated with the preparation of MUSA-Galvanized's historical carved out galvanized financial statements and intangible assets identification and valuation, $132,831 of travel costs, $38,661 of legal fees, $239,065 of closing costs, and $3,319 of miscellaneous other costs. Pro-forma net income was reduced for both years for the amount of amortization on MUSA-Galvanized's customer list intangible and an estimated amount of interest expense associated with the additional line of credit borrowings.
Acquisition of the Stainless Pipe and Tube Assets of Marcegaglia USA, Inc.
On February 28, 2017, BRISMET acquired the stainless steel pipe and tube assets of MUSA ("MUSA-Stainless") located in Munhall, PA.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (unaudited)

MUSA-Stainless' results of operations since acquisition are reflected in the Company's consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017
Net sales	$13,553,571	$8,675,104	$39,292,813	$17,087,030
Income (loss) before income taxes	2,011,333	(559,078)	5,492,488	(114,601)

10. Long-term Debt

On June 29, 2018, the Company amended its Credit Agreement with its bank to increase the limit of the asset based line of credit (the "Line") by $15,000,000 to a maximum of $80,000,000. As a result of the amendment, the interest rate on the Line is now calculated using One Month LIBOR plus a spread of 1.65 percent. None of the other provisions of the Credit Agreement were changed as a result of this amendment.

Pursuant to the Credit Agreement, the Company is subject to certain covenants including maintaining a minimum fixed charge coverage ratio and a limitation on the Company’s maximum amount of capital expenditures per year, which is in line with currently projected needs. At September 30, 2018, the Company was in compliance with all debt covenants.

11. Contingencies
The Company is from time-to-time subject to various claims, possible legal actions for product liability and other damages, and other matters arising out of the normal conduct of the Company's business.
Management is not currently aware of any asserted or unasserted matters which could have a material effect on the financial condition or results of operations of the Company.

12. Leases

On June 29, 2018, the Company and Store Master Funding XII, LLC, an affiliate of Store Capital Corporation (“Store”), entered into an Amended and Restated Master Lease Agreement (the “Master Lease”), pursuant to which the Company will lease the Munhall, PA facility, purchased by Store from MUSA on June 29, 2018, for the remainder of the initial term of 20 years set forth in the Master Lease, with two renewal options of ten years each. The Master Lease includes a rent escalator equal to the lesser of 1.25 times the percentage increase in the Consumer Price Index since the previous increase or 2 percent.

The amount of future minimum lease payments under operating leases are as follows:

Remainder of 2018	$711,409
2019	2,859,865
2020	2,917,062
2021	2,975,404
2022	3,034,912
2023	3,095,610
Thereafter	45,337,403

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (unaudited)

13. Goodwill and Intangible Assets

As a result of the July 1, 2018 MUSA-Galvanized acquisition, the Company recognized $3,545,467 in Goodwill for the excess of consideration transferred over the fair value of the acquired net tangible and identifiable intangible assets.

The Company also recorded a $1,424,000 intangible asset for the fair value of the customer relationships that were acquired, to be amortized on an accelerated basis over 15 years.

The balance of intangible assets subject to amortization at September 30, 2018 and December 31, 2017 is as follows:

	September 30, 2018	December 31, 2017
Intangible assets, gross	$22,873,000	$21,449,000
Accumulated amortization of intangible assets	(12,326,049)	(10,568,479)
Intangible assets, net	$10,546,951	$10,880,521
Estimated amortization expense related to intangible assets for the next five years is as follows:

Remainder of 2018	$615,523
2019	2,327,899
2020	2,157,765
2021	2,047,632
2022	1,814,415
2023	350,378
Thereafter	1,233,339

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (unaudited)

14. At the Market Offering

On August 9, 2018, the Company entered into an Equity Distribution Agreement pursuant to which the Company may issue and sell, from time to time, shares of the Company’s common stock (the "Shares"), par value $1.00 per share, with aggregate gross sales proceeds of up to $10 million, through an “at-the-market” equity offering program under which BB&T Capital Markets, a division of BB&T Securities, LLC and Ladenburg Thalmann & Co. Inc. (the "Agents") will act as sales agents (the “ATM Program”).

As of September 30, 2018, the Company had issued and sold 44,378 shares in connection with the ATM Program, with total net proceeds of $1,002,712. The Agents received $20,470 in commission on the sales.

15. Announcement of Dividend

On August 7, 2018, the Company announced that its Board of Directors had approved a cash dividend of $0.25 per share on the issued and outstanding shares of the Common Stock of the Company, payable in December 2018 to shareholders of record of such shares. The Company estimates that it will pay out $2,216,193 in the fourth quarter related to the dividend, and recorded a liability for the full amount in "Accrued expenses and other current liabilities" on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2018.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is management's discussion of certain significant factors that affected the Company during the three-month and nine-month periods ended September 30, 2018.
Consolidated net sales for the third quarter of 2018 totaled $77,792,878, an increase of $23,196,954 or 42 percent compared to net sales for the third quarter of 2017 of $54,595,924. The Company recorded net income of $5,035,558, or $0.56 per share (diluted) for the third quarter of 2018, compared to a net loss of $1,206,752 or $0.14 per share for the same quarter in the prior year.
Consolidated net sales for the first nine months of 2018 totaled $208,167,243, an increase of $59,856,695 or 40 percent compared to net sales for the first nine months of 2017 of $148,310,548. The Company recorded net income of $12,547,993, or $1.42 per share (diluted) for the first nine months of 2018, compared to net income of $324,667 or $0.04 per share for the first nine months of 2017.
Impact of 2018 and 2017 Acquisitions on Financial Results
The third quarter and first nine months of 2018 include financial results in the Company's Metals Segment related to the MUSA-Stainless acquisition (which closed on February 28, 2017) as follows:

•	For the third quarters of 2018 and 2017, net sales for MUSA-Stainless totaled $13,553,571 and $8,675,104, respectively, with pre-tax income of $2,011,333 and a loss of $559,078, respectively.

•	For the first nine months of 2018 and 2017, net sales for MUSA-Stainless totaled $39,292,813 and $17,087,030, respectively, with pre-tax income of $5,492,488 and a loss of $114,601, respectively.

The third quarter and first nine months of 2018 include financial results in the Company's Metals Segment related to the MUSA-Galvanized acquisition (which closed on July 1, 2018) as follows:

•	For both the three-month and nine-month periods ended September 30, 2018:

◦	Net sales of $6,464,277

◦	Pre-tax income of $9,859

Pre-tax income for the three-month and nine-month periods ended September 30, 2018 includes non-recurring acquisition costs of $259,788 that were recorded in Metals Segment Cost of Sales.

Metals Segment
Metals Segment net sales for the third quarter of 2018 totaled $61,024,373, an increase of $18,001,540 or 42 percent from the third quarter of 2017. Net sales for the first nine months of 2018 were $162,891,099, an increase of $51,069,984 or 46 percent from 2017.
Sales for the third quarter and first nine months of 2018 compared to the prior year are summarized as follows:

	Sales Increase (decrease) from prior year period
	$	%	Average selling price (1)	Units shipped
Third quarter
Storage tank and vessel	$1,366,716	17.9%	38.0%	(20.1)%
Seamless carbon steel pipe and tube	1,217,049	18.2%	25.9%	(7.7)%
Stainless steel pipe	8,953,498	31.2%	25.8%	4.3%
Galvanized pipe	6,464,277	n/a	n/a	n/a
Total third quarter change	$18,001,540

First nine months
Storage tank and vessel	$3,882,431	19.4%	29.3%	(9.9)%
Seamless carbon steel pipe and tube	5,940,263	31.6%	23.3%	8.3%
Stainless steel pipe	34,783,011	47.6%	19.5%	23.5%
Galvanized pipe	6,464,277	n/a	n/a	n/a
Total first nine months change	$51,069.982
(1) Average price increases for the third quarter of 2018 as compared to the third quarter of 2017 primarily relate to the following:
•Storage tank and vessels - product mix change to larger, more complex tanks;

•	Seamless carbon steel pipe and tube - pass through of higher input material costs primarily related to the imposition of Section 232 Aluminum and Steel Import Tariffs;
•Stainless steel pipe - pass through of input and cost increases related to:
a.Alloy surcharges increase of 17%;
b.Decrease of alloy mix with higher nickel content of 2%; and
c.Base raw material input mill pricing increase of 11%
For overall Metals Segment pricing averages, the addition of the galvanized product line pricing (from the July 1, 2018 MUSA-Galvanized acquisition) was impacted by the lower average selling prices of galvanized products as compared to other product lines in the Metals Segment. The inclusion of galvanized products lowered average pricing for the third quarter and nine months ended September 30, 2018 by 21% and 9%, respectively.
Average price increases for the first nine months of 2018 as compared to the first nine months of 2017 relate to the same factors indicated above, however with lower average impacts due to lower material cost inputs in the first quarter of 2018.
The Metals Segment's operating income increased $9,248,017 to $7,984,117 for the third quarter of 2018 compared to an operating loss of $1,263,900 for the third quarter of 2017. For the first nine months of 2018, operating income for the Metals Segment increased $20,431,498 to $23,091,164 compared to operating income of $2,659,666 for the same period of 2017.

Current year operating results were affected by the following factors:

a.
Nickel prices and resulting surcharges for 304 and 316 alloys ended the third quarter of 2018 lower than the previous quarter, with surcharges for both alloys decreasing by $0.03 per pound; however, average nickel prices for the quarter generated a net favorable operating impact of $1.6 million related to metal pricing;

b.	Year over year net improvements in volume, pricing, and product mix combined for a 241% improvement in gross profit margins in the third quarter of 2018 compared to the same quarter in 2017; and

c.
Seamless carbon pipe and tube showed significant improvement with a 18.2% increase in sales driving a 330% improvement in operating income over the prior year, with activity and margins driven by strong end markets and increased project related orders.

Specialty Chemicals Segment
Net sales for the Specialty Chemicals Segment in the third quarter of 2018 totaled $16,768,505, representing a $5,195,414 or 45 percent increase from the third quarter of 2017. Sales for the first nine months of 2018 were $45,276,144, up $8,786,711 or 24 percent from 2017 results.
Net sales continued to benefit during the third quarter and first nine months of 2018 primarily from the initial ramp up of seven significant customers, a new fire retardant and new asphalt additive customers at our subsidiary, CRI Tolling, LLC, two new oil and gas customers and two new pulp/paper customers at our subsidiary, Manufacturers Chemicals, LLC, and a new product launch from an existing customer at Manufacturers Chemicals.
Operating income for the Specialty Chemicals Segment for the third quarter of 2018 was $1,354,617, an increase of $203,956 or 18 percent. This result was an improvement over the third quarter of 2017 on a dollar basis, but slightly lower profit as a percent of sales, at eight percent versus prior year third quarter at 10 percent. Similar to last quarter, the primary difference in operating profit performance compared to prior year third quarter is the relative product mix experience experienced with material margins approximately 245 bps lower than the prior year third quarter, as more production in 2018 represented products with full material cost absorbed, compared to higher percentage of tolled, no material cost products in 2017.

Other Items
Unallocated corporate expenses for the third quarter of 2018 increased $340,411, or 22 percent, to $1,894,775 (two percent of sales) compared to $1,554,364 (three percent of sales) for the third quarter of 2017. The third quarter increase resulted primarily from higher incentive bonus accruals ($201,036). Unallocated corporate expenses for the first nine months of 2018 increased $904,652, or 19 percent, to $5,617,113 (three percent of sales) compared to $4,712,461 for the first nine months of 2017. The year-over-year increase resulted primarily from higher incentive bonus accruals ($1,546,685), offset by lower bad-debt expense ($206,896).
Acquisition costs were $396,426 for the third quarter of 2018 ($215,755 recorded in Metals Segment Cost of Sales and $180,671 in unallocated SG&A), and $1,130,676 for the first nine months of 2018 ($259,788 recorded in Metals Segment Cost of Sales and $870,888 in unallocated SG&A) resulting from costs associated with the 2018 MUSA-Galvanized acquisition. This compares to $186,763 (mainly in Metals Segment Cost of Sales) during the third quarter of 2017 and $1,188,171 during the first nine months of 2017 ($782,397 in unallocated SG&A and $406,000 in Metals Segment Cost of Sales), related to the 2017 MUSA-Stainless acquisition.
Interest expense was $585,888 and $279,598 for the third quarters of 2018 and 2017, respectively, and $1,303,724 and $715,131 for the first nine months of 2018 and 2017, respectively. The increase was primarily related to higher average debt outstanding in the third quarter and first nine months of 2018 as additional borrowings were required to support working capital requirements associated with increased business activity.
During the third quarter of 2018, the Company decreased the earn-out liabilities resulting from the 2017 MUSA-Stainless and 2018 MUSA-Galvanized acquisitions, by $269,083. The net change represents a decline in the fair value of the liabilities due to forecast changes in pricing and/or volume of small diameter stainless-steel pipe and tube (outside diameter of ten inches or less) and galvanized pipe and tube for the remainder of the measurement periods, which end in February, 2021 (stainless products) and June, 2022 (galvanized products).
The effective tax rate was 22 percent for the three-month and nine-month periods ended September 30, 2018, respectively. The Company’s effective tax rate is materially equivalent compared to the U.S. statutory rate of 21 percent. The effective tax rate was 30 percent and 28 percent for the three and nine-month periods ended September 30, 2017. The 2017 effective tax rate was lower than the 34 percent federal statutory rate primarily due to state tax expense, net of the federal benefit and other permanent differences, including the manufacturer's exemption.

The Company's cash balance increased $1,857,654 to $1,872,360 as of September 30, 2018 compared to $14,706 at December 31, 2017. Fluctuations during the period were comprised of the following:

a.
Net inventories increased $43,904,470 at September 30, 2018 as compared to December 31, 2017. The increase, primarily related to the Metals Segment, included higher levels of pounds due to business activity (40% of the total or $17.4 million), the inventories related to the completed MUSA- Galvanized acquisition on July 1, 2018 ($4.3 million), stainless steel surcharges ($5.6 million), higher special alloy content due to strong backlog ($4.1 million), seasonal replenishment of seamless carbon steel pipe and tube inventory ($8.4 million) and generally higher replacement costs during the first nine months of 2018. Inventory turns decreased from 2.51 turns at December 31, 2017, calculated on a three-month average basis, to 2.43 turns at September 30, 2018;

b.
Accounts payable increased $22,439,256 as of September 30, 2018 as compared to December 31, 2017. The majority of the increase is related to increased levels of purchasing activity across all sectors of the business, including late third quarter receipts of inventory that were still unpaid on normal terms at the end of the quarter. Accounts payable days outstanding were approximately 44 days at September 30, 2018 compared to 60 days at December 31, 2017;

c.
Net accounts receivable increased $20,851,000 at September 30, 2018 as compared to December 31, 2017, which primarily resulted from a 49% increase in sales for the last two months of the third quarter 2018 compared to the last two months of the fourth quarter of 2017. Days sales outstanding, calculated using a three-month average basis, decreased from 51 days outstanding at the end of December 2017 to 49 days at the end of the third quarter 2018;

d.	On July 1, 2018, the Company paid $10,378,281 to complete the MUSA-Galvanized acquisition (refer to Note 9 for further details);

e.	The Company purchased $4,970,470 in equity securities during the nine-month period ended September 30, 2018;

f.	Capital expenditures for the first nine months of 2018 were $4,482,427;

g.	The Company paid out $1,813,229 during the first nine months of 2018 related to the earn-out liability from the 2017 MUSA-Stainless acquisition; and

h.
The Company issued and sold 44,378 treasury shares at a net price of $22.60 per share during the first nine months of 2018 in connection with the at-the-market ("ATM") program, raising total net proceeds of $1,002,712.

The Company drew $36,869,006 against its Line during the first nine months of 2018 and had $62,782,563 of borrowings outstanding as of September 30, 2018. Covenants under the Credit Agreement include maintaining a minimum fixed charge coverage ratio and a limitation on the Company’s maximum amount of capital expenditures per year, which is in line with currently projected needs. As of September 30, 2018, the Company had $16,730,672 of remaining available capacity under its Line. The Company was in compliance with all covenants as of September 30, 2018.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
This quarterly report includes and incorporates by reference "forward-looking statements" within the meaning of the federal securities laws. All statements that are not historical facts are "forward-looking statements." The words "estimate," "project," "intend," "expect," "believe," "should," "anticipate," "hope," "optimistic," "plan," "outlook," "should," "could," "may" and similar expressions identify forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions; the impact of competitive products and pricing; product demand and acceptance risks; raw material and other increased costs; raw materials availability; employee relations; ability to maintain workforce by hiring trained employees; labor efficiencies; customer delays or difficulties in the production of products; new fracking regulations; a prolonged decrease in oil and nickel prices; unforeseen delays in completing the integrations of acquisitions; risks associated with mergers, acquisitions, dispositions and other expansion activities; financial stability of our customers; environmental issues; unavailability of debt financing on acceptable terms and exposure to increased market interest rate risk; inability to comply with covenants and ratios required by our debt financing arrangements; ability to weather an economic downturn; loss of consumer or investor confidence and other risks detailed from time-to-time in the Company's SEC filings. The Company assumes no obligation to update the information included in this report.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
Information about the Company's exposure to market risk was disclosed in its Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 13, 2018. There have been no material quantitative or qualitative changes in market risk exposure since the date of that filing.

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
10.1
Equity Distribution Agreement, dated August 9, 2018, by and between Synalloy Corporation and BB&T Capital Markets, a division of BB&T Securities, LLC, and Ladenburg Thalmann & Co. Inc. (filed as Exhibit 1.1 to the Current Report on Form 8-K filed August 10, 2018).

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

SYNALLOY CORPORATION
(Registrant)

Date:	November 6, 2018	By:	/s/ Craig C. Bram
Craig C. Bram
President and Chief Executive Officer
(principal executive officer)

Date:	November 6, 2018	By:	/s/ Dennis M. Loughran
Dennis M. Loughran
Senior Vice President and Chief Financial Officer
(principal accounting officer)