Form 10-Q
period 2019-03-31
SYNALLOY CORP
filed 2019-04-30
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock as of April 26, 2019 was 8,964,874.

Synalloy Corporation

Part I - Financial Information
Item 1. Financial Statements
Synalloy Corporation
Condensed Consolidated Balance Sheets

	March 31, 2019 (unaudited)	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$604,586	$2,220,272
Accounts receivable, less allowance for doubtful accounts
of $211,125 and $169,107, respectively	46,858,362	41,065,251
Inventories, net	114,157,942	114,201,386
Prepaid expenses and other current assets	10,341,214	9,983,416
Total current assets	171,962,104	167,470,325
Non-current assets
Property, plant and equipment, net of accumulated
depreciation of $59,177,813 and $57,288,233 respectively	42,792,288	40,924,455
Right-of-use assets, operating leases, net of accumulated amortization	36,759,065	—
Goodwill	16,843,526	9,799,992
Intangible assets, net of accumulated amortization
of $13,849,639 and $12,925,888 respectively	18,772,361	9,696,112
Deferred charges, net	467,999	507,962
Total assets	$287,597,343	$228,398,846

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$30,439,659	$25,073,698
Accrued expenses and other current liabilities	11,283,494	12,163,686
Current portion of long-term debt	4,000,000	—
Current portion of operating lease liabilities	3,473,925	—
Current portion of finance lease liabilities	235,685	—
Total current liabilities	49,432,763	37,237,384

Long-term debt	87,481,287	76,405,458
Deferred income taxes	1,508,084	252,988
Long-term deferred gain, sale-leaseback	—	5,599,077
Long-term portion of earn-out liability	7,408,647	4,702,562
Long-term portion of operating lease liabilities	34,366,152	—
Long-term portion of finance lease liabilities	539,073	—
Other long-term liabilities	65,535	1,717,291
Total non-current liabilities	131,368,778	88,677,376
Commitments and contingencies – See Note 11

Shareholders' equity
Common stock, par value $1 per share; authorized 24,000,000 shares; issued 10,300,000 shares	10,300,000	10,300,000
Capital in excess of par value	36,304,159	36,520,840
Retained earnings	72,661,388	68,965,410
	119,265,547	115,786,250
Less cost of common stock in treasury: 1,335,125 and 1,424,279 shares, respectively	12,469,745	13,302,164
Total shareholders' equity	106,795,802	102,484,086
Total liabilities and shareholders' equity	$287,597,343	$228,398,846
 Note: The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date. See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31
	2019	2018
Net sales	$84,803,832	$58,480,602

Cost of sales	76,120,178	47,247,183

Gross profit	8,683,654	11,233,419

Selling, general and administrative expense	8,895,128	5,856,120
Acquisition related costs	327,947	—
Earn-out adjustments	16,523	154,060
Operating (loss) income	(555,944)	5,223,239
Other expense (income)
Interest expense	1,023,941	313,984
Change in fair value of interest rate swaps	47,561	(73,204)
Other, net	(294,667)	88,296

(Loss) income before income taxes	(1,332,779)	4,894,163
Income tax (benefit) provision	(406,257)	1,059,000

Net (loss) income	$(926,522)	$3,835,163

Net (loss) income per common share:
Basic	$(0.10)	$0.44
Diluted	$(0.10)	$0.44

Weighted average shares outstanding:
Basic	8,926,652	8,745,958
Dilutive effect from stock options and grants	—	60,131
Diluted	8,926,652	8,806,089

See accompanying notes to condensed consolidated financial statements

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31
	2019	2018
Operating activities
Net (loss) income	$(926,522)	$3,835,163
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation expense	1,889,580	1,417,675
Amortization expense	923,752	576,723
Amortization of debt issuance costs	39,963	22,746
Deferred income taxes	(55,755)	158,720
Earn-out adjustments	16,523	154,060
Payments of MUSA-Stainless earn-out liability in excess of acquisition date fair value	(370,289)	—
Provision for (reduction of) losses on accounts receivable	134,193	(14,105)
Provision for losses on inventories	417,892	384,641
Gain on disposal of property, plant and equipment	—	(14,462)
Amortization of deferred gain on sale-leaseback	—	(83,569)
Straight line lease cost	137,079	93,043
Change in fair value of interest rate swaps	47,561	(73,204)
Unrealized loss on equity securities	53,125	88,296
Realized gain on sale of equity securities	(325,811)	—
Employee stock option and grant compensation	615,739	192,201
Changes in operating assets and liabilities:
Accounts receivable	(2,393,383)	(6,069,663)
Inventories	5,189,552	(11,108,262)
Accounts payable	3,965,952	5,160,092
Accrued expenses	(3,540,419)	(996,420)
Accrued income taxes	(350,603)	900,279
Other assets and liabilities, net	631,246	(231,811)
Net cash provided by (used in) operating activities	6,099,375	(5,607,857)
Investing activities
Purchases of property, plant and equipment	(964,240)	(1,855,307)
Purchases of equity securities	(543,542)	(191,063)
Proceeds from sale of equity securities	849,815	—
Acquisition of the assets and operations of American Stainless Tubing, Inc. (see Note 9)	(21,895,409)	—
Net cash used in investing activities	(22,553,376)	(2,046,370)
Financing activities
Net (payments) borrowings (on) from line of credit	(4,257,504)	8,360,577
Borrowings from term loan	20,000,000	—
Payments on term loan	(666,667)	—
Principal payments on finance lease obligations	(47,041)	(21,366)
Payments on earn-out liabilities	(190,473)	(680,941)
Net cash provided by financing activities	14,838,315	7,658,270
(Decrease) increase in cash and cash equivalents	(1,615,686)	4,043
Cash and cash equivalents at beginning of period	2,220,272	14,706
Cash and cash equivalents at end of period	$604,586	$18,749

Supplemental disclosure
Cash paid for:
Interest	$878,035	$289,848
Income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements

Synalloy Corporation
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)

Three Months Ended March 31, 2018

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Cost of Common Stock in Treasury	Total
Balance at December 31, 2017	$10,300,000	$35,193,152	$58,129,383	$(10,864)	$(13,911,245)	$89,700,426

Net income	—	—	3,835,163	—	—	3,835,163
Cumulative adjustment due to adoption of ASU 2016-01	—	—	(10,864)	10,864	—	—
Issuance of 24,204 shares of common stock from treasury	—	(214,909)	—	—	214,909	—
Employee stock option and grant compensation	—	192,201	—	—	—	192,201
Balance at March 31, 2018	$10,300,000	$35,170,444	$61,953,682	$—	$(13,696,336)	$93,727,790
Three Months Ended March 31, 2019

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Cost of Common Stock in Treasury	Total
Balance at December 31, 2018	$10,300,000	$36,520,840	$68,965,410	$—	$(13,302,164)	$102,484,086

Net loss	—	—	(926,522)	—	—	(926,522)
Cumulative adjustment due to adoption of ASC 842 (see Note 12)	—	—	4,622,500	—	—	4,622,500
Issuance of 89,154 shares of common stock from treasury	—	(832,419)	—	—	832,419	—
Employee stock option and grant compensation	—	615,739	—	—	—	615,739
Balance at March 31, 2019	$10,300,000	$36,304,159	$72,661,388	$—	$(12,469,745)	$106,795,802

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (unaudited)

Unless indicated otherwise, the terms "Company," "we," "us," and "our" refer to Synalloy Corporation and its consolidated subsidiaries.

1. Basis of Financial Statement Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included as required by Regulation S-X, Rule 10-01. Operating results for the three-month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
Certain prior period amounts have been reclassified to conform to the current period presentation, including changes in the fair value of the Company's earn-out liabilities from "Other Expense (Income)" to "Operating Income (Loss)" on the accompanying Condensed Consolidated Statements of Operations.

2. Recently Issued Accounting Standards
Recently Issued Accounting Standards - Adopted
In February 2016, the FASB issued ASU No. 2016-02  "Leases (Topic 842)", as amended, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. The Company adopted the new standard as of January 1, 2019 on a modified retrospective basis, which does not require comparative periods to be restated. On adoption, we recognized additional operating lease liabilities of $38,016,006 based on the present value of the remaining minimum rental payments as of January 1, 2019. We additionally recognized corresponding right-of-use assets for operating leases totaling $37,072,072. On January 1, 2019, the Company also recorded cumulative-effect increases to equity and deferred tax assets totaling $4,622,500 and $1,310,850, respectively, related to a deferred gain for a sale leaseback transaction that occurred in 2016 and was being amortized into earnings under the prior accounting. The adoption of this standard did not have a material impact on the consolidated statement of operations or cash flows for the three months ended March 31, 2019. See Note 12.

Recently Issued Accounting Standards - Not Yet Adopted
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

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended
	Mar 31, 2019	Mar 31, 2018
Storage tank and vessel	$9,828,955	$5,775,772
Seamless carbon steel pipe and tube	8,586,505	8,432,613
Stainless steel pipe	45,995,384	31,283,862
Galvanized pipe	6,692,235	—
Specialty chemicals	13,700,753	12,988,355
Total revenues	$84,803,832	$58,480,602

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

Deferred Revenues
Deferred revenues are recorded when cash payments are received in advance of satisfying the performance obligation, including amounts which are refundable. The deferred revenue balance increased $43,344 during the first three months of 2019 to $220,979 as of March 31, 2019 due to receiving $838,069 in advance of satisfying our performance obligations during the period, offset by $794,725 of revenue that was recognized during the period after satisfying the performance obligations that were included in the beginning deferred revenue balance or entered into during the current period. Deferred revenues are included in "Accrued expenses and other current liabilities" on the accompanying Condensed Consolidated Balance Sheets.

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

4. Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined by either specific identification or weighted average methods. The components of inventories are as follows:

	Mar 31, 2019	Dec 31, 2018
Raw materials	$58,479,988	$59,778,767
Work-in-process	18,095,167	21,033,532
Finished goods	37,582,787	33,389,087
	$114,157,942	$114,201,386

5. Stock options and restricted stock
During the first three months of 2019 and 2018, no stock options were exercised by officers or employees of the Company. Stock compensation expense for the three-month periods ended March 31, 2019 and March 31, 2018 was $615,739 and $192,201, respectively.
In 2016, the Compensation & Long-Term Incentive Committee (the "Committee") of the Company's Board of Directors granted performance restricted stock awards (“2016 Performance Stock Award”) to officers and certain key management-level employees. The 2016 Performance Stock Award vested three years from the grant date based on continuous service, with the number of shares earned (0% to 150% of the target award) depending on the extent to which the Company achieves certain financial performance targets measured over the period from January 1, 2016 to December 31, 2018. On February 8, 2019, the Committee approved the vesting of the 2016 Performance Stock Award for a total of 46,477 restricted shares at a grant date market price of $8.05.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (unaudited)

On February 8, 2019, the Committee approved grants under the Company's 2015 Stock Awards Plan to certain management employees of the Company where 44,949 shares with a market price of $15.72 per share were granted under the Plan. These stock awards vest in either 20 percent or 33 percent increments annually, beginning one year after the date of grant. In order for the awards to vest, the employee must be in the continuous employment of the Company since the date of the award. Any portion of an award that has not vested is forfeited upon termination of employment. The Company may terminate any portion of the award that has not vested upon an employee's failure to comply with all conditions of the award or the 2015 Stock Awards Plan. An employee is not entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable.
The diluted earnings per share calculations exclude the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. For the three-month period ended March 31, 2019 there is no difference in the number of shares used to calculate basic and diluted shares outstanding because their effect would have been anti-dilutive due to the Company reporting a net loss. For the three-month period ended March 31, 2018, the Company had weighted average shares of common stock, in the form of stock grants and options of 117,879 which were not included in the diluted earnings per share calculation as their effect was anti-dilutive.
6. Income Taxes
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal examinations for years before 2014 or state income tax examinations for years before 2013. During the first three months of 2019, the Company did not identify nor reserve for any unrecognized tax benefits.
The effective tax rate was 30.5 percent and 21.6 percent for the three months ended March 31, 2019 and 2018, respectively. The March 31, 2019 effective tax rate is higher than the statutory rate of 21 percent due to state taxes, net of the federal benefit, and discrete tax benefits on our stock compensation plans. The March 31, 2018 effective tax rate was higher than the statutory rate of 21 percent due to state taxes, net of the federal benefit.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (unaudited)

7. Segment Information

The following table summarizes certain information regarding segments of the Company's operations:

	Three Months Ended
	Mar 31, 2019	Mar 31, 2018
Net sales
Metals Segment	$71,103,079	$45,492,247
Specialty Chemicals Segment	13,700,753	12,988,355
	$84,803,832	$58,480,602
Operating income (loss)
Metals Segment	$1,436,642	$6,016,531
Specialty Chemicals Segment	614,214	863,489

Unallocated corporate expenses	2,308,423	1,502,721
Acquisition related costs	281,854	—
Earn-out adjustments	16,523	154,060
Operating (loss) income	(555,944)	5,223,239
Interest expense	1,023,941	313,984
Change in fair value of interest rate swaps	47,561	(73,204)
Other (income) loss, net	(294,667)	88,296
(Loss) income before income taxes	$(1,332,779)	$4,894,163

	As of
	Mar 31, 2019	Dec 31, 2018
Identifiable assets
Metals Segment	$216,759,542	$192,195,733
Specialty Chemicals Segment	27,801,913	28,174,675
Corporate (1)	43,035,888	8,028,438
	$287,597,343	$228,398,846
Goodwill
Metals Segment	$15,488,796	$8,445,262
Specialty Chemicals Segment	1,354,730	1,354,730
	$16,843,526	$9,799,992
(1) As of March 31, 2019, this amount included $36,759,065 in right-of-use assets that were recorded with the adoption of ASC 842 ("Leases"). Refer to Note 12 for additional information.
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
The Company's financial instruments include cash and cash equivalents, accounts receivable, derivative instruments, accounts payable, earn-out liabilities, revolving line of credit, term loan, and equity investments.
Level 1 Financial Instruments
For short-term instruments, other than those required to be reported at fair value on a recurring basis and for which additional disclosures are included below, management concluded the historical carrying value is a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization. Therefore, as of March 31, 2019 and December 31, 2018, the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, the Company's revolving line of credit, which is based on a variable interest rate, and term loan approximate their fair value.
During the first quarter of 2019, the Company sold shares of its equity securities investments. Proceeds from the sale totaled $849,815 which resulted in a realized gain of $325,811 that is included in "Other expense (income)" on the accompanying Condensed Consolidated Statements of Operations.
During the first quarter of 2019, the Company also recorded a net unrealized loss of $53,125 on the investments in equity securities held as of March 31, 2019, which is included in "Other expense (income)" on the accompanying Condensed Consolidated Statements of Operations.
The fair value of equity securities held by the Company as of March 31, 2019 and December 31, 2018 was $2,901,423 and $2,935,000, respectively, and is included in “Prepaid expenses and other current assets” on the accompanying Consolidated Balance Sheets.
Level 2 Financial Instruments
The Company has one interest rate swap contract, which is classified as a Level 2 financial instrument as it is not actively traded and is valued using pricing models that use observable market inputs. The fair value of the contract was an asset of $99,904 and $147,465 at March 31, 2019 and December 31, 2018, respectively. The interest rate swap was priced using discounted cash flow techniques. Changes in its fair value were recorded to other income (expense) with corresponding offsetting entries to current assets or liabilities, as appropriate. Significant inputs to the discounted cash flow model include projected future cash flows based on projected one-month LIBOR and the average margin for companies with similar credit ratings and similar maturities.
To manage the impact on earnings of fluctuating nickel prices, the Company occasionally enters into six-month forward option contracts, which are classified as Level 2. At March 31, 2019 and December 31, 2018, the Company did not have any such contracts in place.
Level 3 Financial Instruments
The fair value of contingent consideration ("earn-out") liabilities resulting from the 2017 MUSA-Stainless acquisition, 2018 MUSA-Galvanized acquisition, and 2019 American Stainless acquisition (see Note 9) are classified as Level 3. The fair value of the MUSA-Stainless earn-out was estimated by applying the Monte Carlo Simulation approach using management's projection of pounds to be shipped and future price per unit. The fair value of the MUSA-Galvanized earn-out and ASTI earn-out were estimated by applying the probability-weighted expected return method, using management's projection of pounds to be shipped and future price per unit. Each quarter-end, the Company re-evaluates its assumptions for all earn-out liabilities and adjusts to reflect the updated fair values. Changes in the estimated fair value of the earn-out liabilities are reflected in the results of operations in the periods in which they are identified. Changes in the fair value of the earn-out liabilities may materially impact and cause volatility in the Company's operating results.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents a summary of changes in fair value of the Company's earn-out liabilities during the period:

	MUSA-Stainless	MUSA-Galvanized	ASTI	Total
Balance at December 31, 2018	$4,251,584	$3,357,800	$—	$7,609,384
Fair value of the earn-out liability associated with the American Stainless acquisition	—	—	6,148,230	6,148,230
Earn-out payments during the period	(370,289)	(190,473)	—	(560,762)
Changes in fair value during the period	343,710	(392,958)	65,771	16,523
Balance at March 31, 2019	$4,225,005	$2,774,369	$6,214,001	$13,213,375
For the three-month period ended March 31, 2018, the Company recorded a $154,060 charge related to changes in the fair value of the MUSA-Stainless earn-out liability.
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 in the three-month period ended March 31, 2019 or year ended December 31, 2018. During the first three months of 2019, there have been no changes in the fair value methodologies used by the Company.
9. Acquisitions
Acquisition of the Assets and Operations of American Stainless Tubing, Inc.
On January 1, 2019, the Company's wholly-owned subsidiary, ASTI Acquisition, LLC, a North Carolina limited liability company (“ASTI”), completed the purchase of substantially all of the assets and operations of American Stainless Tubing, Inc., a North Carolina corporation ("American Stainless"), in Statesville and Troutman, North Carolina. The purchase price for the all-cash acquisition was $21,895,409, subject to a post-closing working capital adjustment. The Company funded the acquisition with a new five-year $20,000,000 term note and a draw against its recently increased $100,000,000 asset-based line of credit (see Note 10).
The transaction is being accounted for using the acquisition method of accounting for business combinations. Under this method, the total consideration transferred to consummate the acquisition is allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the closing date of the acquisition. The acquisition method of accounting requires extensive use of estimates and judgments to allocate the consideration transferred to the identifiable tangible and intangible assets acquired and liabilities assumed. Accordingly, the allocation of the consideration transferred in the unaudited condensed consolidated financial statements is preliminary and will be adjusted upon completion of the final valuation of the assets acquired and liabilities assumed. Such adjustments could be significant. The final valuation is expected to be completed as soon as practicable but no later than twelve months after the closing date of the acquisition.
American Stainless will receive quarterly earn-out payments for a period of three years following closing. Pursuant to the asset purchase agreement between ASTI and American Stainless, earn-out payments will equate to six and one-half percent (6.5 percent) of ASTI’s revenue over the three-year earn-out period. As of January 1, 2019, the Company forecasted earn out payments to be $6,700,858, for which the Company established a fair value of $6,148,230 using a probability-weighted expected return method and a discount rate of five percent. In determining the appropriate discount rate to apply to the contingent payments, the risk associated with the functional form of the earn-out, and the credit risk associated with the payment of the earn-out were all considered. The fair value of the contingent consideration was estimated by applying the Probability Weighted Expected Return method using management's estimates of pounds to be shipped and future price per unit. At March 31, 2019 the fair value of the earn-out totaled $6,214,001 with $2,713,830 of this liability classified as a current liability since the payments will be made quarterly.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (unaudited)

The fair value assigned to the customer list intangible will be amortized on an accelerated basis over 15 years. The excess of the consideration transferred over the fair value of the net tangible and identifiable intangible assets is reflected as goodwill. Goodwill consists of manufacturing cost synergies expected from combining American Stainless' production capabilities with the Metals Segment current operations. All of the goodwill recognized was assigned to the Company's Metals Segment and is expected to be deductible for income tax purposes. The preliminary allocation of the total consideration paid to the fair value of the assets acquired and liabilities assumed as of January 1, 2019 is as follows:

Inventories	$5,564,000
Accounts receivable	3,533,921
Other current assets - production and maintenance supplies	605,613
Property, plant and equipment	2,793,173
Customer list intangible	10,000,000
Goodwill	7,043,534
Contingent consideration (earn-out liability)	(6,148,230)
Accounts payable	(1,400,009)
Other liabilities	(96,593)
$21,895,409
ASTI's results of operations since acquisition are reflected in the Company's consolidated statements of operations as follows:

Three Months Ended
Mar 31, 2019
Net sales	$9,513,220
Income before income taxes	107,121

For the three-month period ended March 31, 2019, cost of sales included $1,147,000 representing the fair value above predecessor cost associated with acquired inventory that was sold during the quarter.

The following unaudited pro-forma information is provided to present a summary of the combined results of the Company's operations with American Stainless as if the acquisition had occurred on January 1, 2018. The unaudited pro-forma financial information is for information purposes only and is not necessarily indicative of what the results would have been had the acquisition been completed on the date indicated above.

Pro-Forma
Three Months Ended
Mar 31, 2018
Pro-forma net sales	$67,006,777
Pro-forma net (loss) income	$3,208,122
(Loss) earnings per share:
Basic	$0.37
Diluted	$0.37
Pro-forma net income was reduced for the three-month period ended March 31, 2018 for the following:

•	Amortization of American Stainless’ customer list intangible of $312,501;

•	Additional rent expense related to the Company’s lease of American Stainless’ real estate from Store Capital of $121,449 ;

•	An estimated amount of interest expense associated with the additional borrowings to fund the American Stainless acquisition of $210,970;

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (unaudited)

•	Depreciation of $41,252 related to the incremental fair value above historical cost for acquired property, plant and equipment; and

•
An decrease in the provision for income taxes of $173,144 related to the impact of the other pro-forma adjustments and American Stainless' previous status as a pass-through entity for income tax purposes prior to the acquisition.

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
Munhall-Galvanized's results of operations since acquisition are reflected in the Company's consolidated statements of operations as follows:

Three Months Ended
Mar 31, 2019
Net sales	$6,692,235
Income before income taxes	346,403
10. Long-term Debt
On December 20, 2018, the Company amended its Credit Agreement with its bank to refinance and increase its Line of Credit (the "Line") from $80,000,000 to $100,000,000 and to create a new 5-year term loan in the principal amount of $20,000,000 (the “Term Loan”). The Term Loan was used to finance the purchase of substantially all of the assets of American Stainless (see Note 9). The Term Loan’s maturity date is February 1, 2024, and shall be repaid in 60 consecutive monthly installments.  Interest on the Term Loan is calculated using the One Month LIBOR Rate (as defined in the Credit Agreement), plus 1.90 percent. The Line will be used for working capital needs and as a source for funding future acquisitions. The maturity date of the Line has been extended to December 20, 2021.  Interest on the Line remains unchanged and is calculated using the One Month LIBOR Rate, plus 1.65 percent. Borrowings under the Line are limited to an amount equal to a Borrowing Base calculation that includes eligible accounts receivable and inventory.
Pursuant to the Credit Agreement, the Company is subject to certain covenants including maintaining a minimum fixed charge coverage ratio, maintaining a minimum tangible net worth, and a limitation on the Company’s maximum amount of capital expenditures per year, which is in line with currently projected needs. At March 31, 2019, the Company was in compliance with all debt covenants.

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

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (unaudited)

12. Leases

Adoption of ASC Topic 842, "Leases"
On January 1, 2019, the Company adopted Topic 842 using the modified retrospective method applied to leases that were in place as of January 1, 2019. Results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 840. The Company's portfolio of leases contains both finance and operating leases that relate primarily to real estate agreements and manufacturing equipment agreements. Substantially all of the value of the Company's lease portfolio relates to a real estate master lease agreement with Store Master Funding XII, LLC, an affiliate of Store Capital Corporation ("Store") that was entered into in 2016, and amended with the 2018 MUSA-Galvanized and 2019 ASTI acquisitions. As of March 31, 2019, operating lease liabilities related to the master lease agreement with Store totaled $37,192,255, or 96 percent of the total lease liabilities on the accompanying condensed consolidated balance sheet.

Practical Expedients and Elections
The Company elected the package of practical expedients permitted under the transition guidance, which allowed us to carryforward our historical lease classification, our assessment on whether a contract is or contains a lease, and our initial direct costs for any leases that exist prior to adoption of the new standard. We did not elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases. We also elected to combine lease and non-lease components, and elected the short-term lease recognition exemption for all leases that qualify.
Deferred Gain on Sale Leaseback
On January 1, 2019, the Company recorded cumulative-effect adjustments to increase equity and deferred tax assets totaling $4,622,500  and $1,310,850, respectively, related to the derecognition of the deferred gain on its sale leaseback, consistent with transition guidance set forth in ASC 842-10-65-1.
Discount Rate
To determine the present value of minimum future lease payments for operating leases at January 1, 2019, the Company was required to estimate a rate of interest that we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment (the "incremental borrowing rate" or "IBR"). The Company determined the appropriate IBR by identifying a reference rate and making adjustments that take into consideration financing options and certain lease-specific circumstances. For the reference rate, treasury rates for five years, 10 years, and 30 years were used as they cover the periods of the leases. The Company additionally used the Damodaran Credit Rating Model, which assesses a credit rating based on the interest coverage ratio and relates this to credit ratings of other large public manufacturers. Inputs required include EBIT, interest expense, future minimum lease payments, outstanding debt, and a reference rate. Based on this assessment of the aforementioned qualitative and quantitative factors, the Company determined that 7.32 percent was an appropriate incremental borrowing rate to apply to its portfolio of real-estate operating leases. The Company elected to utilize a single discount rate for its portfolio of operating leases because of similar lease characteristics; the resulting calculation does not differ materially from applying the standard to the individual leases.
Weighted average discount rates for operating and finance leases are as follows:

Operating Leases	7.32%
Finance Leases	11.85%

Balance Sheet Presentation
Operating and finance lease amounts included in the Consolidated Balance Sheet are as follows:

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (unaudited)

Financial Statement Line Item	Classification	March 31, 2019
Right-of-use assets, operating leases	Assets	$36,759,065
Right-of-use assets, finance leases	Property, plant, and equipment	532,062
Current lease liabilities, operating leases	Current liabilities	3,473,925
Current lease liabilities, finance leases	Current liabilities	235,685
Non-current lease liabilities, operating leases	Non-current liabilities	34,366,152
Non-current lease liabilities, finance leases	Non-current liabilities	539,073

Total Lease Cost
Individual components of the total lease cost incurred by the Company for the three month period ended March 31, 2019 is as follows:

Mar 31, 2019
Operating lease cost	$1,005,191
Finance lease cost
Amortization of right-of-use assets	43,714
Interest on finance lease liabilities	20,297
Short-term lease cost	—
Total lease cost	$1,069,202

Amortization of assets held under finance leases is included in depreciation expense. Minimum rental payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent.

Maturity of Leases
The amount of undiscounted future minimum lease payments under operating leases are as follows:

Remainder of 2019	$2,622,191
2020	3,562,092
2021	3,635,376
2022	3,672,731
2023	3,563,383
2024	3,634,651
Thereafter	48,553,620
Total undiscounted minimum future operating lease payments	69,244,044
Imputed Interest	31,403,967
Total operating lease liabilities recorded as of March 31, 2019	$37,840,077

The amount of undiscounted future minimum lease payments under finance leases are as follows:

Remainder of 2019	$238,206
2020	329,534
2021	335,462
2022	11,998
Total undiscounted minimum future finance lease payments	915,200
Imputed Interest	140,442
Total finance lease liabilities recorded as of March 31, 2019	$774,758

Additional Information
Weighted average remaining lease terms for operating and finance leases as of March 31, 2019 are as follows:

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (unaudited)

Operating Leases	207 months
Finance Leases	33 months

During the three-month period ended March 31, 2019, right-of-use assets obtained in exchange for new operating lease liabilities totaled $4,900,243.

On January 1, 2019, the Company and Store Master Funding XII, LLC, entered into an Amended and Restated Master Lease Agreement (the “Master Lease”), pursuant to which the Company will lease the Statesville and Troutman, NC facilities, purchased by Store from American Stainless on January 1, 2019, for the remainder of the initial term of 20 years set forth in the Master Lease, with two renewal options of ten years each. Because the Company is reasonably certain to exercise these renewal options, the options are not considered in determining the lease term, and associated potential option payments are excluded from lease payments. The Master Lease includes a rent escalator equal to the lesser of 1.25 times the percentage increase in the Consumer Price Index since the previous increase or 2 percent.

Undiscounted future minimum lease payments under non-cancellable operating leases accounted for under ASC 840 "Leases" were as follows:

Dec 31, 2018
2019	$3,207,053
2020	3,243,694
2021	3,238,745
2022	3,224,810
2023	3,102,815
Thereafter	45,337,403

Undiscounted future minimum lease payments under non-cancellable capital leases accounted for under ASC 840 "Leases" were as follows:

Dec 31, 2018
2019	$354,299
2020	329,534
2021	335,462
2022	11,998
2023	—
Total minimum lease payments	1,031,293
Less imputed interest costs	164,826
Present value of minimum lease payments	$866,467

13. Goodwill and Intangible Assets

As a result of the January 1, 2019 American Stainless acquisition, the Company recognized $7,043,534 in Goodwill for the excess of consideration transferred over the fair value of the acquired net tangible and identifiable intangible assets.

The Company also recorded a $10,000,000 intangible asset on a preliminary basis for the fair value of the customer relationships that were acquired, to be amortized on an accelerated basis over 15 years.

The balance of intangible assets subject to amortization at March 31, 2019 and December 31, 2018 is as follows:

	March 31, 2019	December 31, 2018
Intangible assets, gross	$32,622,000	$22,622,000
Accumulated amortization of intangible assets	(13,849,639)	(12,925,888)
Intangible assets, net	$18,772,361	$9,696,112
Estimated amortization expense related to intangible assets for the next five years is as follows:

Remainder of 2019	$2,660,675
2020	3,296,195
2021	3,104,819
2022	2,790,361
2023	1,245,083
2024	1,083,974
Thereafter	4,628,111

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (unaudited)

14. Stock Repurchase Program
On February 21, 2019, the Board of Directors authorized a stock repurchase program for up to 850,000 shares of its outstanding common stock over twenty-four months. The shares will be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Under the program, the purchases will be funded from available working capital, and the repurchased shares will be returned to the status of authorized, but unissued shares of common stock or held in treasury. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue purchases at any time that management determines additional purchases are not warranted.
During the three-month period ended March 31, 2019 the Company did not purchase any shares under the stock repurchase program.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is management's discussion of certain significant factors that affected the Company during the three-month period ended March 31, 2019.
Consolidated net sales for the first quarter of 2019 totaled $84,803,832, an increase of $26,323,230 or 45 percent compared to net sales for the first quarter of 2018 of $58,480,602. Excluding ASTI's and Munhall-Galvanized's net sales, consolidated net sales for the first quarter of 2019 increased $10,283,081, or 17.6 percent compared to net sales for the first quarter of 2018.
The Company recorded a net loss of $926,522, or $0.10 diluted loss per share for the first quarter of 2019, compared to net income of $3,835,163 or $0.44 diluted earnings per share for the same quarter in the prior year. Excluding the financial results of ASTI and Munhall-Galvanized, net loss for the first quarter of 2019 decreased $5,076,967, or 126 percent compared to net income for the first quarter of 2018.
Impact of 2019 and 2018 Acquisitions on Financial Results
The first quarter of 2019 includes financial results in the Company's Metals Segment related to the MUSA-Galvanized acquisition (which closed on July 1, 2018) as follows:

a.	For the first quarter of 2019, net sales for Munhall-Galvanized totaled $6,692,235 with pre-tax income of $346,403.

The first quarter of 2019 include financial results in the Company's Metals Segment related to the American Stainless acquisition (which closed on January 1, 2019) as follows:

a.	For the first quarter of 2019, net sales for ASTI totaled $9,513,220, with pre-tax income of $107,121.

Metals Segment
Metals Segment net sales for the first quarter of 2019 totaled $71,103,079, an increase of $25,610,832 or 56 percent from the first quarter of 2018. Excluding the net sales of ASTI and Munhall-Galvanized, Metals Segment net sales for the first quarter of 2019 increased $9,405,377, or 21 percent, compared to net sales for the first quarter of 2018.
Sales for the first quarter of 2019 compared to the prior year are summarized as follows:

	Sales Increase (decrease) from prior year period
	$	%	Average selling price (1)	Units shipped
First quarter
Storage tank and vessel	$4,053,183	70.2%	66.6%	3.6%
Seamless carbon steel pipe and tube	153,892	1.8%	11.0%	(9.2)%
Stainless steel pipe	14,711,521	47%	15.3%	31.7%
Galvanized pipe	6,692,236	n/a	n/a	n/a
Total first quarter change	$25,610,832
(1) Average price increases for the first quarter of 2019 as compared to the first quarter of 2018 primarily relate to the following:
•Storage tank and vessels - product mix change to larger, more complex tanks;

•	Seamless carbon steel pipe and tube - pass through of higher input material costs primarily related to the imposition of Section 232 Aluminum and Steel Import Tariffs;
•Stainless steel pipe - pass through of input and cost increases related to:
a.Alloy surcharges decrease of seven percent;
b.Increase of alloy mix with higher nickel content of seven percent; and
c.Base raw material input mill pricing, higher cost mix of roll and plate input materials, and import tariffs of approximately 15 percent.

For the overall Metals Segment, with the addition of the galvanized product line pricing (from the July 1, 2018 MUSA-Galvanized acquisition), pricing averages were impacted by the lower average selling prices of galvanized products as compared to other product lines in the Metals Segment. The inclusion of galvanized products lowered average pricing for the first quarter ended March 31, 2019 by 23 percent.
The Metals Segment's operating income decreased $4,579,889 to $1,436,642 for the first quarter of 2019 compared to operating income of $6,016,531 for the first quarter of 2018.

Current year operating results were affected by the following factors:

a.
Nickel prices and resulting surcharges for 304 and 316 alloys ended the first quarter of 2019 lower than the previous two quarters, with surcharges decreasing by $0.05 and $0.06 per pound, respectively from December 2018 and $0.16 and $0.19 per pound, respectively, from September 2018. That combined reduction in the nickel indices resulted in substantially lower pricing in the first quarter, generating a net unfavorable operating impact of $3,375,470 related to metal pricing. Compared to a period of rising nickel pricing in the first quarter of 2018, which generated metal pricing gains of $2,453,633, the first quarter of 2019 was unfavorable $5,829,103 compared to the first quarter of 2018;

b.
The January 1, 2019 acquisition of ASTI lowered first quarter operating income by $1,357,946, primarily from purchase price accounting that marks up purchased inventory to fair value selling price, thus eliminating all profits on inventory sold during the period;

c.
Year-over-year improvements in welded pipe and tube, including organic growth as well as the addition of ASTI, and substantial improvement in Palmer tank sales, yielded volume and product mix related incremental operating profits totaling $2,770,276; and

d.
Seamless carbon pipe and tube showed an improvement of 1.8 percent in sales, however, the impact of higher priced tariff materials, lower pricing driven by increased distributor inventories and some lower margin first quarter project business, all resulted in compressed margins of approximately three percent, lowering operating profit by approximately $212,637. Some of those impacts should moderate as the year progresses, resulting in more favorable margin performance.

Specialty Chemicals Segment
Net sales for the Specialty Chemicals Segment in the first quarter of 2019 totaled $13,700,753, representing a $712,398 or 5 percent increase from the first quarter of 2018.
Net sales continued to benefit during the first quarter of 2019 primarily from organically-driven demand in both Contract/Toll Manufacturing and Proprietary Products.
Operating income for the Specialty Chemicals Segment for the first quarter of 2019 was $614,214, a total that met plan expectations for the seasonally low, first quarter of the year. The result represents a nine percent improvement over the first quarter of 2018, excluding a $313,000 favorable gain booked in the first quarter of 2018 from a successful legal claim.

Other Items
Unallocated corporate expenses for the first quarter of 2019 increased $805,702, or 54 percent, to $2,308,423 (approximately three percent of sales) compared to $1,502,721 (approximately three percent of sales) for the first quarter of 2018. The first quarter increase resulted primarily from higher professional fees ($307,390), higher stock option/grant compensation ($279,332), and higher employee benefits ($93,516).
Acquisition related costs were $1,639,800 for the first quarter of 2019 ($1,357,946 recorded in Metals Segment Cost of Sales/SG&A and $281,854 in unallocated SG&A) resulting from costs associated with the January 1, 2019 American Stainless acquisition. This compares to $186,763 (mainly in Metals Segment Cost of Sales) during the first quarter of 2018.
Interest expense was $1,023,941 and $313,984 for the first quarters of 2019 and 2018, respectively. The increase was primarily related to higher average debt outstanding in the first quarter of 2019, as additional borrowings were required primarily related to acquisitions and to support working capital requirements associated with increased business activity.
During the first quarter of 2019, the Company recorded a realized gain of $325,811 on the sale of equity securities, offset by a net unrealized loss of $53,125 on the investments in equity securities held as of March 31, 2019, both of which are included in "Other expense (income)" on the accompanying Condensed Consolidated Statements of Operations.
The effective tax rate was 30.5 percent for the three-month period ended March 31, 2019. The March 31, 2019 effective tax rate is higher than the statutory rate of 21 percent due to state taxes, net of the federal benefit, and discrete tax benefits on our stock compensation plans. The effective tax rate was 21.6 percent for the three-month period ended March 31, 2018.  The 2018 effective tax rate was higher than the federal statutory rate of 21 percent due to state tax expense, net of the federal benefit.
The Company's cash balance decreased $1,615,686 to $604,586 as of March 31, 2019 compared to $2,220,272 at December 31, 2018. Fluctuations affecting cash flows during the period were comprised of the following:

a.
Net inventories remained relatively consistent at March 31, 2019 when compared to December 31, 2018, mainly due to efforts to balance inventory with projected business levels. Excluding the impact of American Stainless' acquired inventory, the Company generated $5,189,552 of operating cash flows from the relief of inventory during the three months ended March 31, 2019. Inventory turns increased from 1.81 turns at December 31, 2018, calculated on a three-month average basis, to 2.15 turns at March 31, 2019;

b.
Accounts payable increased $5,365,961 as of March 31, 2019 as compared to December 31, 2018. The majority of the increase is related to increased levels of purchasing activity across all sectors of the business, including late first quarter receipts of inventory that were still unpaid on normal terms at the end of the quarter. Accounts payable days outstanding were approximately 36 days at March 31, 2019 compared to 37 days at December 31, 2018;

c.
Net accounts receivable increased $5,793,111 at March 31, 2019 as compared to December 31, 2018, which primarily resulted from a 14 percent increase in sales for the last two months of the first quarter 2019 compared to the last two months of the fourth quarter of 2018. Days sales outstanding, calculated using a three-month average basis, decreased from 52 days outstanding at the end of December 2018, to 50 days at the end of the first quarter 2019;

d.	On January 1, 2019, the Company paid $21,895,409 to complete the American Stainless acquisition (refer to Note 9 for further details);

e.	The Company purchased and sold equity securities during the three-month period ended March 31, 2019, which resulted in net cash proceeds of $306,273;

f.	Capital expenditures for the first three months of 2019 were $964,240; and

g.	The Company paid out $560,762, during the first three months of 2019 related to the earn-out liability from the 2017 MUSA-Stainless and 2018 MUSA-Galvanized acquisitions.
The Company increased its overall debt balance by $15,075,829 during the first three months of 2019 and had $91,481,287 of total borrowings outstanding as of March 31, 2019 with its lender. Covenants under the Credit Agreement include maintaining a minimum fixed charge coverage ratio, maintaining a minimum tangible net worth, and a limitation on the Company’s maximum amount of capital expenditures per year, which is in line with currently projected needs. As of March 31, 2019, the Company had $25,198,137 of remaining available capacity under its Line. The Company was in compliance with all covenants as of March 31, 2019.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risks
Information about the Company's exposure to market risk was disclosed in its Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 18, 2019. There have been no material quantitative or qualitative changes in market risk exposure since the date of that filing.
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

Changes in Internal Control over Financial Reporting
During the first quarter of 2019, the Company implemented controls to support the adoption of the new lease accounting standard ASU No. 2016- 02, “Leases (Topic 842)". The Company has not identified any other changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II

Item 1. Legal Proceedings
It is not unusual for us and our subsidiaries to be involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business involving, among other things, product liability, commercial, employment, workers' compensation, and environmental matters. We establish reserves in a manner that is consistent with accounting principles generally accepted in the U.S. for costs associated with such matters when a liability is probable and those costs are capable of being reasonably estimated. We cannot predict with any certainty the outcome of these unresolved legal actions or the range of possible loss or recovery. Based on current information, however, we believe that the eventual outcome of these unresolved legal actions, either individually or in the aggregate, will not have a material adverse effect on our financial position, results of operations or cash flows. There were no material changes in our Legal Proceedings, as discussed in Part I, Item 3 in the Company's Annual Report on Form 10-K for the period ending December 31, 2018.

Item 1A. Risk Factors
There were no material changes in our assessment of risk factors as discussed in Part I, Item 1A in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

SYNALLOY CORPORATION
(Registrant)

Date:	April 30, 2019	By:	/s/ Craig C. Bram
Craig C. Bram
President and Chief Executive Officer
(principal executive officer)

Date:	April 30, 2019	By:	/s/ Dennis M. Loughran
Dennis M. Loughran
Senior Vice President and Chief Financial Officer
(principal accounting officer)