Form 10-Q
period 2019-06-30
SYNALLOY CORP
filed 2019-08-13
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _____ to _____

COMMISSION FILE NUMBER 0-19687
Synalloy Corporation
(Exact name of registrant as specified in its charter)

Delaware		57-0426694
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

4510 Cox Road, Suite 201, Richmond, Virginia		23060
(Address of principal executive offices)		(Zip Code)
(804) 822-3260
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $1.00 per share	SYNL	NASDAQ Global Market
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock as of August 9, 2019 was 8,994,850

Synalloy Corporation

Part I - Financial Information
Item 1. Financial Statements
Synalloy Corporation
Condensed Consolidated Balance Sheets

	June 30, 2019 Unaudited	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$23,760	$2,220,272
Accounts receivable, less allowance for doubtful accounts
of $136,000 and $169,107, respectively	43,685,225	41,065,251
Inventories, net	110,416,242	114,201,386
Prepaid expenses and other current assets	13,298,733	9,983,416
Total current assets	167,423,960	167,470,325
Non-current assets
Property, plant and equipment, net of accumulated
depreciation of $60,400,705 and $57,288,233 respectively	41,769,975	40,924,455
Right-of-use assets, operating leases, net	36,428,751	—
Goodwill	17,557,620	9,799,992
Intangible assets, net of accumulated amortization
of $14,668,672 and $12,925,888 respectively	17,457,328	9,696,112
Deferred charges, net	428,037	507,962
Total assets	$281,065,671	$228,398,846

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$28,960,431	$25,073,698
Accrued expenses and other current liabilities	13,376,472	12,163,686
Current portion of long-term debt	4,000,000	—
Current portion of operating lease liabilities	3,526,011	—
Current portion of finance lease liabilities	248,589	—
Total current liabilities	50,111,503	37,237,384

Long-term debt	81,670,402	76,405,458
Deferred income taxes	1,388,985	252,988
Long-term deferred gain, sale-leaseback	—	5,599,077
Long-term portion of earn-out liability	6,060,435	4,702,562
Long-term portion of operating lease liabilities	34,139,854	—
Long-term portion of finance lease liabilities	457,933	—
Other long-term liabilities	162,475	1,717,291
Total non-current liabilities	123,880,084	88,677,376
Commitments and contingencies – See Note 11

Shareholders' equity
Common stock, par value $1 per share; authorized 24,000,000 shares; issued 10,300,000 shares	10,300,000	10,300,000
Capital in excess of par value	36,565,297	36,520,840
Retained earnings	72,398,650	68,965,410
	119,263,947	115,786,250
Less cost of common stock in treasury: 1,305,149 and 1,424,279 shares, respectively	12,189,863	13,302,164
Total shareholders' equity	107,074,084	102,484,086
Total liabilities and shareholders' equity	$281,065,671	$228,398,846
Note: The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date. See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$78,777,976	$71,893,763	$163,581,808	$130,374,365

Cost of sales	70,940,204	56,177,441	147,060,382	103,424,624

Gross profit	7,837,772	15,716,322	16,521,426	26,949,741

Selling, general and administrative expense	7,663,317	7,738,752	16,558,445	13,594,872
Acquisition related costs	20,073	690,217	348,021	690,217
Earn-out adjustments	(417,808)	2,307,598	(401,285)	2,461,658
Operating income	572,190	4,979,755	16,245	10,202,994
Other expense (income)
Interest expense	1,009,797	403,852	2,033,738	717,835
Change in fair value of interest rate swaps	76,533	(19,255)	124,094	(92,458)
Other, net	(109,773)	(59,111)	(404,441)	29,185

(Loss) income before income taxes	(404,367)	4,654,269	(1,737,146)	9,548,432
Income tax (benefit) provision	(141,629)	976,998	(547,886)	2,035,998

Net (loss) income	$(262,738)	$3,677,271	$(1,189,260)	$7,512,434

Net (loss) income per common share:
Basic	$(0.03)	$0.42	$(0.13)	$0.86
Diluted	$(0.03)	$0.41	$(0.13)	$0.85

Weighted average shares outstanding:
Basic	8,974,212	8,776,239	8,950,563	8,761,182
Dilutive effect from stock options and grants	—	87,537	—	72,804
Diluted	8,974,212	8,863,776	8,950,563	8,833,986

See accompanying notes to condensed consolidated financial statements

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30
	2019	2018
Operating activities
Net (loss) income	$(1,189,260)	$7,512,434
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation expense	3,832,161	2,874,216
Amortization expense	1,742,784	1,147,916
Amortization of debt issuance costs	79,925	45,492
Deferred income taxes	(163,591)	624,895
Earn-out adjustments	(401,285)	2,461,658
Payments of earn-out liability in excess of acquisition date fair value	(436,321)	(194,462)
Provision for loss (reduction of) on accounts receivable	63,875	(30,000)
Provision for losses on inventories	799,325	746,960
Gain on disposal of property, plant and equipment	—	(17,762)
Amortization of deferred gain on sale-leaseback	—	(167,137)
Straight line lease cost	288,269	184,344
Change in fair value of interest rate swaps	124,094	(92,458)
Unrealized loss on equity securities	101,125	29,185
Realized gain on sale of equity securities	(474,227)	—
Issuance of treasury stock for director fees	304,000	276,000
Employee stock compensation	852,758	416,180
Changes in operating assets and liabilities:
Accounts receivable	850,072	(12,768,096)
Inventories	8,549,818	(19,192,920)
Accounts payable	2,486,724	3,100,665
Accrued expenses	(1,374,838)	1,372,968
Accrued income taxes	(1,538,984)	889,103
Other assets and liabilities, net	(1,271,022)	(2,105,248)
Net cash provided by (used in) operating activities	13,225,402	(12,886,067)
Investing activities
Purchases of property, plant and equipment	(1,884,508)	(3,381,925)
Purchases of equity securities	(543,552)	(336,951)
Proceeds from sale of equity securities	1,091,644	—
Acquisition of the assets and operations of American Stainless Tubing, Inc. (see Note 9)	(21,895,409)	—
Acquisition of the galvanized pipe and tube assets of MUSA (see Note 9)	—	(10,378,281)
Net cash used in investing activities	(23,231,825)	(14,097,157)
Financing activities
Net (payments) borrowings (on) from line of credit	(9,068,390)	28,020,386
Borrowing from term loan	20,000,000	—
Payments on term loan	(1,666,667)	—
Principal payments on finance lease obligations	(109,493)	(52,549)
Payments of debt issuance costs	—	(53,146)
Payments on earn-out liabilities	(1,345,539)	(977,603)
Proceeds from exercised stock options	—	50,380
Net cash provided by financing activities	7,809,911	26,987,468
(Decrease) increase in cash and cash equivalents	(2,196,512)	4,244
Cash and cash equivalents at beginning of period	2,220,272	14,706
Cash and cash equivalents at end of period	$23,760	$18,950

Supplemental disclosure
Cash paid for:
Interest	$1,860,471	$613,918
Income taxes	$1,165,951	$471,000

See accompanying notes to condensed consolidated financial statements

Synalloy Corporation
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Cost of Common Stock in Treasury	Total
For the Three Months Ended June 30, 2019
Balance at March 31, 2019	$10,300,000	$36,304,160	$72,661,388	$—	$(12,469,745)	$106,795,803
Net loss	—	—	(262,738)	—	—	(262,738)
Issuance of 29,276 shares of common stock from treasury	—	24,118	—	—	279,882	304,000
Employee stock compensation	—	237,019	—	—	—	237,019
Balance at June 30, 2019	$10,300,000	$36,565,297	$72,398,650	$—	$(12,189,863)	$107,074,084

For the Six Months Ended June 30, 2019
Balance at December 31, 2018	$10,300,000	$36,520,840	$68,965,410	$—	$(13,302,164)	$102,484,086
Net loss	—	—	(1,189,260)	—	—	(1,189,260)
Cumulative adjustment due to adoption of ASC 842 (see Note 12)	—	—	4,622,500	—	—	4,622,500
Issuance of 118,430 shares of common stock from treasury	—	(808,301)	—	—	1,112,301	304,000
Employee stock compensation	—	852,758	—	—	—	852,758
Balance at June 30, 2019	$10,300,000	$36,565,297	$72,398,650	$—	$(12,189,863)	$107,074,084

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Cost of Common Stock in Treasury	Total
For the Three Months Ended June 30, 2018
Balance at March 31, 2018	$10,300,000	$35,170,444	$61,953,682	$—	$(13,696,336)	$93,727,790
Net income	—	—	3,677,271	—	—	3,677,271
Stock options exercised for 13,301 shares, net	—	105,907	—	—	(187,183)	(81,276)
Issuance of 31,471 shares of common stock from treasury	—	(3,429)	—	—	279,429	276,000
Employee stock compensation	—	223,979	—	—	—	223,979
Balance at June 30, 2018	$10,300,000	$35,496,901	$65,630,953	$—	$(13,604,090)	$97,823,764

For the Six Months Ended June 30, 2018
Balance at December 31, 2017	$10,300,000	$35,193,152	$58,129,383	$(10,864)	$(13,911,245)	$89,700,426
Net income	—	—	7,512,434	$—	$—	7,512,434
Cumulative adjustment due to adoption of ASU 2016-01	—	—	(10,864)	10,864	$—	—
Stock options exercised for 13,301 shares, net	—	105,907	—	—	$(187,183)	(81,276)
Issuance of 55,675 shares of common stock from treasury	—	(218,338)	—	—	494,338	276,000
Employee stock compensation	—	416,180	—	—		416,180
Balance at June 30, 2018	$10,300,000	$35,496,901	$65,630,953	$—	$(13,604,090)	$97,823,764
See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Unless indicated otherwise, the terms "Company," "we," "us," and "our" refer to Synalloy Corporation and its consolidated subsidiaries.

1. Basis of Financial Statement Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included as required by Regulation S-X, Rule 10-01. Operating results for the six-month period ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
Certain prior period amounts have been reclassified to conform to the current period presentation, including changes in the fair value of the Company's earn-out liabilities from "Other Expense (Income)" to "Operating Income (Loss)" on the accompanying Condensed Consolidated Statements of Operations.

2. Recently Issued Accounting Standards
Recently Issued Accounting Standards - Adopted
In February 2016, the FASB issued ASU No. 2016-02  "Leases (Topic 842)", as amended, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. The Company adopted the new standard as of January 1, 2019 on a modified retrospective basis, which does not require comparative periods to be restated. On adoption, we recognized additional operating lease liabilities of $33,115,763 based on the present value of the remaining minimum rental payments as of January 1, 2019. We additionally recognized corresponding right-of-use assets for operating leases totaling $32,171,829. On January 1, 2019, the Company also recorded cumulative-effect increases to equity and deferred tax assets totaling $4,622,500 and $1,310,850, respectively, related to a deferred gain for a sale leaseback transaction that occurred in 2016 and was being amortized into earnings under the prior accounting. The adoption of this standard did not have a material impact on the consolidated statement of operations or cash flows for the six months ended June 30, 2019. See Note 12.
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

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

3. Revenues
Revenues are recognized when control of the promised goods or services is transferred to our customers upon shipment, in an amount that reflects the consideration we are to in exchange for those goods or services.
The following table presents the Company's revenues, disaggregated by product group. Substantially all of the Company's revenues are derived from contracts with customers where performance obligations are satisfied at a point-in-time.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Storage tank and vessel	$10,247,078	$9,071,649	$20,076,033	$14,847,421
Seamless carbon steel pipe and tube	6,702,781	8,403,288	15,289,286	16,835,901
Stainless steel pipe	41,309,945	38,899,542	87,305,328	70,183,404
Galvanized pipe	6,243,569	—	12,935,805	—
Specialty chemicals	14,274,603	15,519,284	27,975,356	28,507,639
Total revenues	$78,777,976	$71,893,763	$163,581,808	$130,374,365

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

Deferred Revenues
Deferred revenues are recorded when cash payments are received in advance of satisfying the performance obligation, including amounts which are refundable. The deferred revenue balance increased $48,948 during the first six months of 2019 to $226,466 as of June 30, 2019 due to receiving $1,355,219 in advance of satisfying our performance obligations during the period, offset by $1,306,271 of revenue that was recognized during the period after satisfying the performance obligations that were included in the beginning deferred revenue balance or entered into during the current period. Deferred revenues are included in "Accrued expenses and other current liabilities" on the accompanying Condensed Consolidated Balance Sheets.

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

4. Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined by either specific identification or weighted average methods. The components of inventories are as follows:

	June 30, 2019	December 31, 2018
Raw materials	$55,329,614	$59,778,767
Work-in-process	17,768,751	21,033,532
Finished goods	37,317,877	33,389,087
	$110,416,242	$114,201,386

5. Stock options and restricted stock
During the first six months of 2019, no stock options were exercised by officers or employees of the Company. During the first six months of 2018, stock options for 40,606 shares of common stock were exercised by officers or employees for an aggregate exercise price of $474,378.
Stock compensation expense for the three and six-month periods ended June 30, 2019 was $237,019 and $852,758, respectively. Stock compensation expense for the three and six-month periods ended June 30, 2018 was $223,979 and $416,180, respectively.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

In 2016, the Compensation & Long-Term Incentive Committee (the "Committee") of the Company's Board of Directors granted performance restricted stock awards (“2016 Performance Stock Award”) to officers and certain key management-level employees. The 2016 Performance Stock Award vested three years from the grant date based on continuous service, with the number of shares earned (0 percent to 150 percent of the target award) depending on the extent to which the Company achieves certain financial performance targets measured over the period from January 1, 2016 to December 31, 2018. On February 8, 2019, the Committee approved the vesting of the 2016 Performance Stock Award for a total of 46,477 restricted shares at a grant date market price of $8.05.
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
The diluted earnings per share calculations exclude the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. For the six-month period ended June 30, 2019 there is no difference in the number of shares used to calculate basic and diluted shares outstanding because their effect would have been anti-dilutive due to the Company reporting a net loss. For the six-month period ended June 30, 2018, the Company had weighted average shares of common stock, in the form of stock grants and options of 36,815 which were not included in the diluted earnings per share calculation as their effect was anti-dilutive.
6. Income Taxes
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal examinations for years before 2014 or state income tax examinations for years before 2013. During the first six months of 2019, the Company did not identify nor reserve for any unrecognized tax benefits.
The effective tax rate was 35 percent and 21 percent for the three months ended June 30, 2019 and 2018, respectively. The June 30, 2019 effective tax rate is higher than the statutory rate of 21 percent due to state taxes, net of the federal benefit, and discrete tax benefits on our stock compensation plans. The June 30, 2018 effective tax rate was approximately equal to the U.S. statutory rate of 21 percent.
The effective tax rate was 32 percent and 21 percent for the six months ended June 30, 2019 and 2018, respectively. The June 30, 2019 effective tax rate is higher than the statutory rate of 21 percent due to state taxes, net of the federal benefit, and discrete tax benefits on our stock compensation plans. The June 30, 2018 effective tax rate was approximately equal t to the U.S. statutory rate of 21 percent.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

7. Segment Information

The following table summarizes certain information regarding segments of the Company's operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales
Metals Segment	$64,503,373	$56,374,479	$135,606,452	$101,866,726
Specialty Chemicals Segment	14,274,603	15,519,284	27,975,356	28,507,639
	$78,777,976	$71,893,763	$163,581,808	$130,374,365
Operating income (loss)
Metals Segment	$1,192,644	$9,090,516	$2,629,285	$15,107,047
Specialty Chemicals Segment	926,032	1,106,672	1,540,246	1,970,161

Unallocated corporate expenses	1,944,221	2,219,618	4,252,643	3,722,339
Acquisition related costs	20,073	690,217	301,928	690,217
Earn-out adjustments	(417,808)	2,307,598	(401,285)	2,461,658
Operating income	572,190	4,979,755	16,245	10,202,994
Interest expense	1,009,797	403,852	2,033,738	717,835
Change in fair value of interest rate swaps	76,533	(19,255)	124,094	(92,458)
Other (income) loss, net	(109,773)	(59,111)	(404,441)	29,185
(Loss) income before income taxes	$(404,367)	$4,654,269	$(1,737,146)	$9,548,432

	As of
	June 30, 2019	December 31, 2018
Identifiable assets
Metals Segment	$208,097,980	$192,195,733
Specialty Chemicals Segment	27,940,364	28,174,675
Corporate (1)	45,027,327	8,028,438
	$281,065,671	$228,398,846
Goodwill
Metals Segment	$16,202,890	$8,445,262
Specialty Chemicals Segment	1,354,730	1,354,730
	$17,557,620	$9,799,992
(1) As of June 30, 2019, this amount included 36,428,751 in right-of-use assets that were recorded with the adoption of ASC 842 ("Leases"). Refer to Note 12 for additional information.
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
Level 1 Financial Instruments
For short-term instruments, other than those required to be reported at fair value on a recurring basis and for which additional disclosures are included below, management concluded the historical carrying value is a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization. Therefore, as of June 30, 2019 and December 31, 2018, the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, the Company's revolving line of credit, which is based on a variable interest rate, and term loan approximate their fair value.
During the first six months of 2019, the Company sold shares of its equity securities investments. Proceeds from the sale totaled $1,091,644 which resulted in a realized gain for the three and six-months of June 30, 2019 $148,416 and $474,227, respectively, that is included in "Other expense (income)" on the accompanying Condensed Consolidated Statements of Operations.
For the three and six-months ended June 30, 2019, the Company also recorded a net unrealized loss of $48,000 and $101,125, respectively, on the investments in equity securities held, which is included in "Other expense (income)" on the accompanying Condensed Consolidated Statements of Operations.
The fair value of equity securities held by the Company as of June 30, 2019 and December 31, 2018 was $2,760,000 and $2,935,000, respectively, and is included in “Prepaid expenses and other current assets” on the accompanying Consolidated Balance Sheets.
Level 2 Financial Instruments
The Company has one interest rate swap contract, which is classified as a Level 2 financial instrument as it is not actively traded and is valued using pricing models that use observable market inputs. The fair value of the contract was an asset of $23,371 and $147,465 at June 30, 2019 and December 31, 2018, respectively. The interest rate swap was priced using discounted cash flow techniques. Changes in its fair value were recorded to other income (expense) with corresponding offsetting entries to current assets or liabilities, as appropriate. Significant inputs to the discounted cash flow model include projected future cash flows based on projected one-month LIBOR and the average margin for companies with similar credit ratings and similar maturities.
To manage the impact on earnings of fluctuating nickel prices, the Company occasionally enters into six-month forward option contracts, which are classified as Level 2. At June 30, 2019 and December 31, 2018, the Company did not have any such contracts in place.
Level 3 Financial Instruments
The fair value of contingent consideration ("earn-out") liabilities resulting from the 2017 MUSA-Stainless acquisition, 2018 MUSA-Galvanized acquisition, and 2019 American Stainless acquisition (see Note 9) are classified as Level 3. The fair value of the MUSA-Stainless earn-out was estimated by applying the Monte Carlo Simulation approach using management's projection of pounds to be shipped and future price per unit. The fair value of the MUSA-Galvanized earn-out and American Stainless earn-out were estimated by applying the probability-weighted expected return method, using management's projection of pounds to be shipped and future price per unit. Each quarter-end, the Company re-evaluates its assumptions for all earn-out liabilities and adjusts to reflect the updated fair values. Changes in the estimated fair value of the earn-out liabilities are reflected in the results of operations in the periods in which they are identified. Changes in the fair value of the earn-out liabilities may materially impact and cause volatility in the Company's operating results.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents a summary of changes in fair value of the Company's earn-out liabilities during the period:

	MUSA-Stainless	MUSA-Galvanized	ASTI	Total
Balance at December 31, 2018	$4,251,584	$3,357,800	$—	$7,609,384
Fair value of the earn-out liability associated with the American Stainless acquisition	—	—	6,366,324	6,366,324
Earn-out payments during the period	(784,852)	(378,649)	(618,359)	(1,781,860)
Changes in fair value during the period	(192,065)	(473,000)	263,780	(401,285)
Balance at June 30, 2019	$3,274,667	$2,506,151	$6,011,745	$11,792,563
For the six-month period ended June 30, 2018, the Company recorded a $2,461,658 charge related to changes in the fair value of the MUSA-Stainless earn-out liability.
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 in the three and six-month period ended June 30, 2019 or year ended December 31, 2018. During the first six months of 2019, there have been no changes in the fair value methodologies used by the Company.
9. Acquisitions
Acquisition of the Assets and Operations of American Stainless Tubing, Inc.
On January 1, 2019, the Company's wholly-owned subsidiary, ASTI Acquisition, LLC, a North Carolina limited liability company (“ASTI”), completed the purchase of substantially all of the assets and operations of American Stainless Tubing, Inc., a North Carolina corporation ("American Stainless"), in Statesville and Troutman, North Carolina. The purchase price for the all-cash acquisition was $21,895,409, subject to a post-closing working capital adjustment. The Company funded the acquisition with a new five-year $20,000,000 term note and a draw against asset-based line of credit (see Note 10).
The transaction is accounted for using the acquisition method of accounting for business combinations. Under this method, the total consideration transferred to consummate the acquisition is allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the closing date of the acquisition. The acquisition method of accounting requires extensive use of estimates and judgments to allocate the consideration transferred to the identifiable tangible and intangible assets acquired and liabilities assumed. Accordingly, the allocation of the consideration transferred in the unaudited condensed consolidated financial statements is preliminary and will be adjusted upon completion of the final valuation of the assets acquired and liabilities assumed. Such adjustments could be significant. The final valuation is expected to be completed as soon as practicable but no later than twelve months after the closing date of the acquisition.
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
During the second quarter of 2019, management revised the initial estimate of the fair value of the contingent consideration, resulting in an increase to the earn-out liability of $218,094. Because this adjustment was determined within the measurement period, goodwill was increased by $218,094. At June 30, 2019 the fair value of the contingent consideration totaled $6,011,745 with $2,802,828 of this liability classified as a current liability since the payments will be made quarterly.
The fair value assigned to the customer list intangible will be amortized on an accelerated basis over 15 years. During the second quarter of 2019, management revised the initial estimate of the fair value of the customer list intangible asset, resulting in a decrease

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

to the customer list intangible asset of $496,000. Because this adjustment was determined within the measurement period, goodwill was increased by $496,000.
The following table shows the initial estimate of value as reported at March 31, 2019 and revisions made during the second quarter of 2019:

	Initial estimate	Revisions	Revised estimate
Inventories	$5,564,000	$—	$5,564,000
Accounts receivable	3,533,921	—	3,533,921
Other current assets - production and maintenance supplies	605,613	—	605,613
Property, plant and equipment	2,793,173	—	2,793,173
Customer list intangible	10,000,000	(496,000)	9,504,000
Goodwill	7,043,534	714,094	7,757,628
Contingent consideration (earn-out liability)	(6,148,230)	(218,094)	(6,366,324)
Accounts payable	(1,400,009)	—	(1,400,009)
Other liabilities	(96,593)	—	(96,593)
	$21,895,409	$—	$21,895,409
ASTI's results of operations since acquisition are reflected in the Company's consolidated statements of operations as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Net sales	$8,557,027	$18,070,247
Income before income taxes	992,041	1,099,163

For the three and six-month periods ended June 30, 2019, cost of sales included $1,147,000 representing the fair value above predecessor cost associated with acquired inventory that was sold during the quarter.

The following unaudited pro-forma information is provided to present a summary of the combined results of the Company's operations with ASTI as if the acquisition had occurred on January 1, 2018. The unaudited pro-forma financial information is for information purposes only and is not necessarily indicative of what the results would have been had the acquisition been completed on the date indicated above.

Pro-Forma
	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Pro-forma net sales	$81,083,582	$148,090,359
Pro-forma net income	$3,776,621	$6,984,743
Earnings per share:
Basic	$0.43	$0.80
Diluted	$0.42	$0.79
Pro-forma net income was reduced for the following:

•	Amortization of American Stainless’ customer list intangible of $281,499 and $594,000 for the three and six months June 30, 2018, respectively;

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

•	Additional rent expense related to the Company’s lease of American Stainless’ real estate from Store Capital of $121,450 and $242,899 for the three and six months ended June 30, 2018, respectively;

•
An estimated amount of interest expense associated with the additional borrowings to fund the American Stainless acquisition of $201,192 and $412,162 for the three and six months ended June 30, 2018, respectively;

•
Depreciation of $71,150 and $112,402 for the three and six months ended June 30, 2018, respectively, related to the incremental fair value above historical cost for acquired property, plant and equipment; and

•
A increase in the provision for income taxes for the three months ended June 30, 2018 and a decrease in the provision for income taxes of $143,013 for the six months ended June 30, 2018 related to the impact of the other pro-forma adjustments and American Stainless' previous status as a pass-through entity for income tax purposes prior to the acquisition.

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

10. Long-term Debt
On December 20, 2018, the Company amended its Credit Agreement with its bank to refinance and increase its Line of Credit (the "Line") from $80,000,000 to $100,000,000 and to create a new 5-year term loan in the principal amount of $20,000,000 (the “Term Loan”). The Term Loan was used to finance the purchase of substantially all of the assets of American Stainless (see Note 9). The Term Loan’s maturity date is February 1, 2024 and shall be repaid in 60 consecutive monthly installments. Interest on the Term Loan is calculated using the One Month LIBOR Rate (as defined in the Credit Agreement), plus 1.90 percent. The Line will be used for working capital needs and as a source for funding future acquisitions. The maturity date of the Line has been extended to December 20, 2021. Interest on the Line remains unchanged and is calculated using the One Month LIBOR Rate, plus 1.65 percent. Borrowings under the Line are limited to an amount equal to a Borrowing Base calculation that includes eligible accounts receivable and inventory. As of June 30, 2019, the Company had $20.0 million of remaining available capacity under its line of credit.
Pursuant to the Credit Agreement, the Company is subject to certain covenants including maintaining a minimum fixed charge coverage ratio, maintaining a minimum tangible net worth, and a limitation on the Company’s maximum amount of capital expenditures per year, which is in line with currently projected needs. At June 30, 2019, the Company was in compliance with all debt covenants.

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

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

12. Leases
Adoption of ASC Topic 842, "Leases"
On January 1, 2019, the Company adopted Topic 842 using the modified retrospective method applied to leases that were in place as of January 1, 2019. Results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 840. The Company's portfolio of leases contains both finance and operating leases that relate primarily to real estate agreements and manufacturing equipment agreements. Substantially all of the value of the Company's lease portfolio relates to a real estate master lease agreement with Store Master Funding XII, LLC, an affiliate of Store Capital Corporation ("Store") that was entered into in 2016 and amended with the 2018 MUSA-Galvanized and 2019 American Stainless acquisitions. As of June 30, 2019, operating lease liabilities related to the master lease agreement with Store totaled $37,053,119, or 97 percent of the total lease liabilities on the accompanying condensed consolidated balance sheet.
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
Weighted average discount rates for operating and finance leases are as follows:

Operating Leases	7.32%
Finance Leases	11.88%

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Balance Sheet Presentation
Operating and finance lease amounts included in the Consolidated Balance Sheet are as follows:

Financial Statement Line Item	Classification	June 30, 2019
Right-of-use assets, operating leases	Assets	$36,428,751
Right-of-use assets, finance leases	Assets	488,347
Current lease liabilities, operating leases	Current liabilities	3,526,011
Current lease liabilities, finance leases	Current liabilities	248,589
Non-current lease liabilities, operating leases	Non-current liabilities	34,139,854
Non-current lease liabilities, finance leases	Non-current liabilities	457,933
Total Lease Cost
Individual components of the total lease cost incurred by the Company is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease cost	$1,027,998	$2,055,996
Finance lease cost:
Amortization of right-of-use assets	43,714	87,428
Interest on finance lease liabilities	22,147	45,864
Total lease cost	$1,093,859	$2,189,288
Amortization of assets held under finance leases is included in depreciation expense. Minimum rental payments under operating leases are recognized on a straight-line method over the term of the lease including any periods of free rent.
Maturity of Leases
The amounts of undiscounted future minimum lease payments under leases as of June 30, 2019 are as follows:

	Operating	Finance
2019 (excluding the six months ending June 30, 2019)	1,754,079	$153,993
2020	3,562,092	329,534
2021	3,635,376	335,462
2022	3,672,731	11,998
2023	3,563,383	—
Thereafter	52,188,270	—
Total undiscounted minimum future lease payments	68,375,931	830,987
Imputed Interest	30,710,066	124,465
Total lease liabilities recorded as of June 30, 2019	$37,665,865	$706,522
Additional Information
Weighted average remaining lease terms for operating and finance leases as of June 30, 2019 are as follows:

Operating Leases	204 months
Finance Leases	30 months
During the six-month period ended June 30, 2019, right-of-use assets obtained in exchange for new operating lease liabilities totaled $4,900,243.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

On January 1, 2019, the Company and Store, entered into an Amended and Restated Master Lease Agreement (the “Master Lease”), pursuant to which the Company leases the Statesville and Troutman, NC facilities, purchased by Store from American Stainless on January 1, 2019, for the remainder of the initial term of 20 years set forth in the Master Lease, with two renewal options of ten years each. Because the Company is reasonably certain to not exercise these renewal options, the options are not considered in determining the lease term and associated potential option payments are excluded from lease payments. The Master Lease includes a rent escalator equal to the lesser of 1.25 times the percentage increase in the Consumer Price Index since the previous increase or 2 percent.
Undiscounted future minimum lease payments under non-cancellable operating and capital leases as of December 31, 2018 accounted for under ASC 840 "Leases" were as follows:

	Operating	Capital
2019	$3,207,053	$354,299
2020	3,243,694	329,534
2021	3,238,745	335,462
2022	3,224,810	11,998
2023	3,102,815	—
Thereafter	45,337,403	—
Total undiscounted minimum future operating lease payments		1,031,293
Imputed Interest		164,826
Total lease liabilities recorded as of December 31, 2018		$866,467
13. Goodwill and Intangible Assets

As a result of the January 1, 2019 American Stainless acquisition, the Company recognized $7,757,628 in Goodwill for the excess of consideration transferred over the fair value of the acquired net tangible and identifiable intangible assets.

The Company also recorded a $9,504,000 intangible asset on a preliminary basis for the fair value of the customer relationships that were acquired, to be amortized on an accelerated basis over 15 years.

The balance of intangible assets subject to amortization at June 30, 2019 and December 31, 2018 is as follows:

	June 30, 2019	December 31, 2018
Intangible assets, gross	$32,126,000	$22,622,000
Accumulated amortization of intangible assets	(14,668,672)	(12,925,888)
Intangible assets, net	$17,457,328	$9,696,112
Estimated amortization expense related to intangible assets for the next five years is as follows:

Remainder of 2019	$1,776,229
2020	3,296,195
2021	3,104,819
2022	2,790,361
2023	1,245,083
2024	1,083,974
Thereafter	4,628,111

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
During the six-month period ended June 30, 2019 the Company did not purchase any shares under the stock repurchase program.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is management's discussion of certain significant factors that affected the Company during the second quarter and six-month periods ended June 30, 2019.
Consolidated net sales for the second quarter of 2019 were $78.8 million. This represents an increase of $6.9 million or 9.6 percent when compared to net sales for the second quarter of 2018. Excluding the net sales of ASTI and Munhall-Galvanized, net sales for the second quarter of 2019 decreased $7.9 million, or 11.0 percent compared to net sales for the second quarter of 2018.
Consolidated net sales for the first six months of 2019 were $163.6 million, an increase of $33.2 million or 25.5 percent from the first six months of 2018. Excluding the net sales of ASTI and Munhall-Galvanized, net sales for the first six months of 2019 increased $2.2 million, or 1.7 percent compared to net sales for the second quarter of 2018.
For the second quarter of 2019, the Company recorded a net loss of $0.3 million, or $0.03 loss per diluted share, compared to net income of $3.7 million, or $0.41 per diluted share for the second quarter of 2018. Excluding the financial results of ASTI and Munhall-Galvanized, net income for the second quarter of 2019 decreased $4.5 million, or 121.8 percent compared to net income for the second quarter of 2018. The second quarter of 2019 was negatively impacted by inventory price change losses which, on a pre-tax basis, totaled $1.8 million, compared to a $1.1 million gain in the second quarter of 2018.
For the first six months of 2019, net loss was $1.2 million, or $0.13 loss per diluted earnings per share. This compares to net income of $7.5 million, or $0.85 per diluted earnings per share for the first six months of 2018. Excluding the financial results of ASTI and Munhall-Galvanized, net income for the first six months of 2019 decreased $9.5 million, or 127.5 percent compared to net income for the first six months of 2018. The first six months of 2019 were negatively impacted by inventory price change losses which, on a pre-tax basis, totaled $5.2 million, compared to a $3.5 million gain for the first six months of 2018.
Impact of 2019 and 2018 Acquisitions on Financial Results
The second quarter and the first six months of 2019 include financial results in the Company's Metals Segment related to the MUSA-Galvanized acquisition (which closed on July 1, 2018) as follows:

a.	For the second quarter of 2019, net sales for Munhall-Galvanized totaled $6.2 million, with pre-tax loss of $0.2 million.

b.	For the first six months of 2019, net sales for Munhall-Galvanized totaled $12.9 million, with pre-tax income of $0.2 million.
The second quarter and the first six months of 2019 include financial results in the Company's Metals Segment related to the American Stainless acquisition (which closed on January 1, 2019) as follows:

a.	For the second quarter of 2019, net sales for ASTI totaled $8.6 million, with pre-tax income of $1.0 million.

b.	For the first six months of 2019, net sales for ASTI totaled $18.1 million, with pre-tax income of $1.1 million.
For ASTI, the first six months of 2019 include amortization of acquisition fair value markup of inventory totaling $1.3 million and other acquisition related one-time costs totaling $46,100.

Metals Segment
The Metals Segment's net sales for the second quarter of 2019 totaled $64.5 million, an increase of $8.1 million or 14.4 percent from the second quarter of 2018. Excluding the net sales of ASTI and Munhall-Galvanized, Metals Segment net sales for the second quarter of 2019 decreased $6.7 million, or 11.8 percent, compared to net sales for the second quarter of 2018.
Net sales for the first six months of 2019 were $135.6 million, an increase of $33.7 million or 33.1 percent from the first six months of 2018. Excluding the net sales of ASTI and Munhall-Galvanized, Metals Segment net sales for the first six months of 2019 increased $2.7 million, or 2.7 percent, compared to net sales for the first six months of 2018.
Sales of seamless carbon pipe and tube were down 20.2 percent from last year’s second quarter. Storage tank and vessel sales increased 13.0 percent over last year’s second quarter. Excluding ASTI and Munhall-Galvanized, pipe and tube sales were down 15.8 percent from the second quarter of 2018.
Sales for the second quarter and first six months of 2019 compared to the prior year are summarized as follows:

	Sales increase (decrease) from prior year period
	$	%	Average selling price (1)	Units shipped
Second quarter
Storage tank and vessel	$1,175,429	13.0%	27.7%	(14.7)%
Seamless carbon steel pipe and tube	(1,700,507)	(20.2)%	(1.5)%	(18.7)%
Stainless steel pipe - Excluding ASTI	(6,146,625)	(15.8)%	(13.7)%	(2.1)%
Stainless steel pipe - ASTI	8,557,027	n/a	n/a	n/a
Galvanized pipe	6,243,570	n/a	n/a	n/a
Total second quarter change	$8,128,894

First six months
Storage tank and vessel	$5,228,612	35.2%	28.6%	6.6%
Seamless carbon steel pipe and tube	(1,546,615)	(9.2)%	5.3%	(14.5)%
Stainless steel pipe - Excluding ASTI	(948,323)	(1.4)%	(3.3)%	1.9%
Stainless steel pipe - ASTI	18,070,247	n/a	n/a	n/a
Galvanized pipe	12,935,805	n/a	n/a	n/a
Total first six months change	$33,739,726
(1) Average price increases for the second quarter of 2019 as compared to the second quarter of 2018 primarily relate to the following:
•Storage tank and vessels - product mix change to larger, more complex tanks;

•	Seamless carbon steel pipe and tube - slight decline in pricing based on market conditions;
•Stainless steel pipe (excluding ASTI) - pass through of input and cost changes related to:
a.Alloy surcharges decrease of two percent;
b.Base raw material input mill pricing, product mix and other competitive pricing, decrease of 11.7 percent.
For the overall Metals Segment, with the addition of the galvanized product line pricing (from the July 1, 2018 MUSA-Galvanized acquisition), pricing averages were impacted by the lower average selling prices of galvanized products as compared to other product lines in the Metals Segment. The inclusion of galvanized products lowered average pricing for the second quarter ended June 30, 2019 by 29 percent.
Average price increases for the first six months of 2019 as compared to the first six months of 2018 primarily relate to the following:
•Storage tank and vessels - product mix change to larger, more complex tanks;

•
Seamless carbon steel pipe and tube - slight decline in pricing based on market conditions related to second quarter, offset by price increases related to pass through of tariffs implemented in the second quarter of 2018;

•Stainless steel pipe (excluding ASTI) - pass through of input and cost changes related to:
a.Alloy surcharges decrease of one percent;
b.Base raw material input mill pricing, product mix and other competitive pricing, decrease of 2.3 percent.
For the overall Metals Segment, with the addition of the galvanized product line pricing (from the July 1, 2018 MUSA-Galvanized acquisition), pricing averages were impacted by the lower average selling prices of galvanized products as compared to other product lines in the Metals Segment. The inclusion of galvanized products lowered average pricing for the six months ended June 30, 2019 by 33 percent.
The Metals Segment's operating income decreased $7.9 million to $1.2 million for the second quarter of 2019 compared to $9.1 million for the second quarter of 2018. For the first six months of 2019, operating income decreased for the Metals Segment by $12.5 million to an operating income of $2.6 million compared to operating income of $15.1 million for the same period of 2018.
Current quarter operating results were affected by the following factors:

a)
Nickel prices and resulting surcharges for 304 and 316 alloys ended the second quarter of 2019 at continued low levels. The reduction in the nickel indices resulted in substantially lower selling prices in the second quarter, generating a net unfavorable operating impact of $1.8 million related to metal pricing. Compared to a period of rising nickel prices in the second quarter of 2018, which generated metal pricing gains of $1.1 million, the second quarter of 2019 was unfavorable by $2.9 million compared to the second quarter of 2018;

b)
Operating profits for welded stainless pipe and galvanized tube operations declined approximately $5.3 million in the second quarter of 2019 compared to the prior year period. The decline is primarily related to the average pricing declines outlined in our updated 2019 guidance issued on June 19, 2019. We are expecting some improvement in pricing and margins for galvanized as hot-dipped galvanized input cost normalizes through the remainder of the year. However, our second half projections continue to include negative pricing impacts in stainless pipe, in line with an extended period of months during which we expect to eliminate excess inventories in the market;

c)	The acquisition of American Stainless increased second quarter of 2019 operating income by $1.2 million, with no comparable results in the prior year period; and

d)
Seamless carbon pipe and tube showed a decline of 20.2 percent in sales, primarily related to reduced energy market sales of larger diameter tube, lowering operating profit by approximately $1.1 million. We do expect energy market based sales to remain low for the remainder of the year, but anticipate higher levels of special projects, specifically in the alternative energy sector.

Specialty Chemicals Segment
Net sales for the Specialty Chemicals Segment in the second quarter of 2019 totaled $14.3 million, representing a $1.2 million or 8.0 percent decrease from the second quarter of 2018. Sales for the first six months of 2019 were $28.0 million, a decrease of $0.5 million or 1.9 percent from 2018 results.
The decline of net sales belie the overall strength in Chemicals volumes sold, as pounds shipped increased by 6.5 percent and 10.5 percent for the comparisons to prior year for the second quarter and the first six months, respectively. The decline in net sales is simply a factor of more tolled product being shipped in 2019 compared to 2018, with tolled revenue not including material cost as a component.
Operating income for the Specialty Chemicals Segment for the second quarter of 2019 was $0.9 million, a decrease of $0.2 million from the same quarter of 2018. While the product mix was slightly unfavorable compared to prior year, on a sequential basis, the result represents a 51.0 percent improvement in profit over the first quarter of 2019. For the first six months of 2019, operating income for the Specialty Chemicals Segment was $1.5 million compared to operating income of $2.0 million for the same period of 2018. The prior year's first six months included a one-time claim settlement gain of $0.3 million.

Other Items
Unallocated corporate expenses for the second quarter of 2019 decreased $0.3 million or 12.4 percent to $1.9 million (2.5 percent of sales) compared to $2.2 million (3.1 percent of sales) for the same period in the prior year comparative period. The second quarter decrease resulted primarily from lower professional fees, employee benefits and incentive bonus expense. For the first six months of 2019, unallocated corporate expenses increased $0.5 million or 14.2 percent to $4.3 million (2.6 percent of sales) from $3.7 million (2.9 percent of sales) in the prior year comparative period. For the first six months of 2019, the increase to unallocated corporate expenses resulted primarily from higher professional fees and stock option expense.
Acquisition costs were $32,400 for the second quarter of 2019 ($12,300 recorded in Metals Segment Cost of Sales and $20,100 in unallocated SG&A), resulting from costs associated with the January 1, 2019 American Stainless acquisition. This compares to $0.7 million in acquisition cost ($0.7 million in unallocated SG&A and $31,100 in Metals Segment Cost of Sales) during the second quarter of 2018, which resulted primarily from costs associated with the Bristol Metals-Munhall galvanized acquisition.
Interest expense was $1.0 million and $0.4 million for the second quarters of 2019 and 2018, respectively. Interest expense was $2.0 million and $0.7 million for the first six months of 2019 and 2018, respectively. The increase was related to higher average debt outstanding in the second quarter and the first six months of 2019, as additional borrowings were primarily related to acquisitions and to support increased working capital requirements.
The effective tax rate was 35.0 percent and 31.5 percent for the three and six-month periods ended June 30, 2019. The June 30, 2019 effective tax rate was higher than the statutory rate of 21.0 percent due to state taxes, net of the federal benefit, and discrete tax benefits on our stock compensation plans.
The effective tax rate was 21.0 percent and 21.3 percent for the three and six-month periods ended June 30, 2018, respectively. The Company’s effective tax rate was approximately equal to the U.S. statutory rate of 21.0 percent.
The Company's cash balance decreased $2.2 million to $23,800 as of June 30, 2019 compared to $2.2 million at December 31, 2018. Fluctuations affecting cash flows during the six months ended June 30, 2019 were comprised of the following:

a)
Net inventories decreased $3.8 million at June 30, 2019 when compared to December 31, 2018, mainly due to efforts to balance inventory with projected business levels. Excluding the impact of ASTI acquired inventory, the Company generated $8.5 million of operating cash flows from the relief of inventory during the six months ended June 30, 2019. Inventory turns increased slightly from 1.81 turns at December 31, 2018, calculated on a three-month average basis, to 1.89 turns at June 30, 2019;

b)
Accounts payable increased $3.9 million as of June 30, 2019 as compared to December 31, 2018. The majority of the increase is related to levels of purchasing activity near the end of the quarter, including second quarter receipts of inventory that were still unpaid on normal terms at the end of the quarter. Accounts payable days outstanding were approximately 33 days at June 30, 2019 compared to 37 days at December 31, 2018;

c)
Net accounts receivable increased $2.6 million at June 30, 2019 as compared to December 31, 2018, which primarily resulted from the addition of ASTI’s sales and receivables following the January 1, 2019 acquisition, offset partially by a reduction in days outstanding of four days due to better collection experience at the end of the second quarter. Days sales outstanding, calculated using a six-month average basis, decreased from 52 days outstanding at the end of December 2018 to 48 days at the end of the June 2019;

d)	On January 1, 2019, the Company paid $21.9 million to complete the American Stainless acquisition;

e)	The Company purchased and sold equity securities during the six-month period ended June 30, 2019, which resulted in net cash proceeds of $0.5 million;

f)	Capital expenditures for the first six months of 2019 were $1.9 million; and

g)	The Company paid $1.8 million during the first six months of 2019 related to the earn-out liabilities from the 2019 American Stainless, 2018 MUSA-Galvanized and 2017 MUSA-Stainless acquisitions.

The Company increased its overall debt balance by $9.3 million during the first six months of 2019 and had $85.7 million of total borrowings outstanding with its lender as of June 30, 2019. Covenants under the Credit Agreement include maintaining a minimum fixed charge coverage ratio, maintaining a minimum tangible net worth, and a limitation on the Company’s maximum amount of capital expenditures per year, which is in line with currently projected needs. As of June 30, 2019, the Company had $20.0 million of remaining available capacity under its line of credit. The Company was in compliance with all covenants as of June 30, 2019.
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

SYNALLOY CORPORATION
(Registrant)

Date:	August 13, 2019	By:	/s/ Craig C. Bram
Craig C. Bram
President and Chief Executive Officer
(principal executive officer)

Date:	August 13, 2019	By:	/s/ Dennis M. Loughran
Dennis M. Loughran
Senior Vice President and Chief Financial Officer
(principal accounting officer)