Form 10-Q
period 2019-09-30
SYNALLOY CORP
filed 2019-11-12
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock as of November 08, 2019 was 9,033,854

Synalloy Corporation

Part I - Financial Information
Item 1. Financial Statements
Synalloy Corporation
Condensed Consolidated Balance Sheets

	September 30, 2019 Unaudited	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$253,596	$2,220,272
Accounts receivable, less allowance for doubtful accounts
of $149,000 and $169,107, respectively	41,912,336	41,065,251
Inventories, net	106,204,183	114,201,386
Prepaid expenses and other current assets	12,400,987	9,983,416
Total current assets	160,771,102	167,470,325

Property, plant and equipment, net	40,729,347	40,924,455
Right-of-use assets, operating leases, net	36,102,240	—
Goodwill	17,557,620	9,799,992
Intangible assets, net of accumulated amortization
of $15,540,065 and $12,925,888, respectively	16,585,935	9,696,112
Deferred charges, net	388,075	507,962
Total assets	$272,134,319	$228,398,846

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$25,564,479	$25,073,698
Accrued expenses and other current liabilities	12,696,490	12,163,686
Current portion of long-term debt	4,000,000	—
Current portion of operating lease liabilities	3,543,866	—
Current portion of finance lease liabilities	252,896	—
Total current liabilities	46,057,731	37,237,384

Long-term debt	79,108,499	76,405,458
Deferred income taxes	991,657	252,988
Long-term deferred gain, sale-leaseback	—	5,599,077
Long-term portion of earn-out liability	4,452,908	4,702,562
Long-term portion of operating lease liabilities	33,942,080	—
Long-term portion of finance lease liabilities	397,815	—
Other long-term liabilities	155,259	1,717,291
Total non-current liabilities	119,048,218	88,677,376
Commitments and contingencies – See Note 11

Shareholders' equity
Common stock, par value $1 per share; authorized 24,000,000 shares; issued 10,300,000 shares	10,300,000	10,300,000
Capital in excess of par value	37,472,995	36,520,840
Retained earnings	71,445,238	68,965,410
	119,218,233	115,786,250
Less cost of common stock in treasury: 1,305,149 and 1,424,279 shares, respectively	12,189,863	13,302,164
Total shareholders' equity	107,028,370	102,484,086
Total liabilities and shareholders' equity	$272,134,319	$228,398,846
Note: The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date. See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net sales	$73,639,911	$77,792,878	$237,221,719	$208,167,243

Cost of sales	66,351,871	63,764,512	213,412,253	167,189,136

Gross profit	7,288,040	14,028,366	23,809,466	40,978,107

Selling, general and administrative expense	8,361,500	6,584,407	24,919,946	20,179,278
Acquisition related costs	89,590	180,671	437,610	870,888
Earn-out adjustments	(1,241,697)	(269,083)	(1,642,982)	2,192,574
Operating income	78,647	7,532,371	94,892	17,735,367
Other expense (income)
Interest expense	943,886	585,888	2,977,624	1,303,724
Change in fair value of interest rate swaps	20,791	(7,490)	144,885	(99,948)
Other, net	179,980	493,413	(224,461)	522,598

(Loss) income before income taxes	(1,066,010)	6,460,560	(2,803,156)	16,008,993
Income tax (benefit) provision	(112,598)	1,425,002	(660,484)	3,461,000

Net (loss) income	$(953,412)	$5,035,558	$(2,142,672)	$12,547,993

Net (loss) income per common share:
Basic	$(0.11)	$0.57	$(0.24)	$1.43
Diluted	$(0.11)	$0.56	$(0.24)	$1.42

Weighted average shares outstanding:
Basic	8,994,851	8,828,523	8,968,782	8,783,876
Dilutive effect from stock options and grants	—	105,131	—	73,928
Diluted	8,994,851	8,933,654	8,968,782	8,857,804

See accompanying notes to condensed consolidated financial statements

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
	2019	2018
Operating activities
Net (loss) income	$(2,142,672)	$12,547,993
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation expense	5,806,386	4,584,005
Amortization expense	2,614,177	1,763,438
Amortization of debt issuance costs	119,887	73,932
Deferred income taxes	(560,920)	713,835
Earn-out adjustments	(1,642,982)	2,192,574
Payments of earn-out liability in excess of acquisition date fair value	(447,550)	(194,462)
Reduction of accounts receivable	(92,232)	(29,000)
Provision for losses on inventories	1,392,188	995,033
Gain on disposal of property, plant and equipment	(50,014)	(17,762)
Amortization of deferred gain on sale-leaseback	—	(250,705)
Straight line lease cost	432,404	276,516
Change in fair value of interest rate swaps	144,885	(99,948)
Unrealized loss on equity securities	281,125	522,703
Realized gain on sale of equity securities	(474,227)	—
Issuance of treasury stock for director fees	304,000	276,000
Employee stock compensation	1,760,456	621,699
Changes in operating assets and liabilities:
Accounts receivable	2,779,069	(18,655,048)
Inventories	12,169,015	(42,153,503)
Accounts payable	(909,228)	21,388,017
Accrued expenses	(1,258,391)	2,247,339
Accrued income taxes	(1,262,504)	1,396,820
Other assets and liabilities, net	(1,035,414)	(2,483,326)
Net cash provided by (used in) operating activities	17,927,458	(14,283,850)
Investing activities
Purchases of property, plant and equipment	(2,840,931)	(4,482,427)
Proceeds from sale of property, plant and equipment	189,057	—
Purchases of equity securities	(543,552)	(4,970,470)
Proceeds from sale of equity securities	1,091,644	—
Acquisition of the assets and operations of American Stainless Tubing, Inc. (see Note 9)	(21,895,409)	—
Acquisition of the galvanized pipe and tube assets of MUSA (see Note 9)	—	(10,378,281)
Net cash used in investing activities	(23,999,191)	(19,831,178)
Financing activities
Net (payments) borrowings (on) from line of credit	(10,630,292)	36,869,006
Borrowing from term loan	20,000,000	—
Payments on term loan	(2,666,667)	—
Principal payments on finance lease obligations	(101,413)	(78,369)
Payments of debt issuance costs	—	(53,146)
Payments on earn-out liabilities	(2,496,571)	(1,618,767)
Proceeds from exercised stock options	—	141,852
Net proceeds from at-the-market offering	—	1,002,712
Tax withholdings related to net share settlements of exercised stock options	—	(290,606)
Net cash provided by financing activities	4,105,057	35,972,682
(Decrease) increase in cash and cash equivalents	(1,966,676)	1,857,654
Cash and cash equivalents at beginning of period	2,220,272	14,706
Cash and cash equivalents at end of period	$253,596	$1,872,360

Supplemental disclosure
Cash paid for:
Interest	$2,779,756	$1,189,018
Income taxes	$1,174,201	$1,292,000

See accompanying notes to condensed consolidated financial statements

Synalloy Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Cost of Common Stock in Treasury	Total
For the Three Months Ended September 30, 2019
Balance at June 30, 2019	$10,300,000	$36,565,297	$72,398,650	$—	$(12,189,863)	$107,074,084
Net loss	—	—	(953,412)	—	—	(953,412)
Employee stock compensation	—	907,698	—	—	—	907,698
Balance at September 30, 2019	$10,300,000	$37,472,995	$71,445,238	$—	$(12,189,863)	$107,028,370

For the Nine Months Ended September 30, 2019
Balance at December 31, 2018	$10,300,000	$36,520,840	$68,965,410	$—	$(13,302,164)	$102,484,086
Net loss	—	—	(2,142,672)	—	—	(2,142,672)
Cumulative adjustment due to adoption of ASC 842 (see Note 12)	—	—	4,622,500	—	—	4,622,500
Issuance of 119,130 shares of common stock from treasury	—	(808,301)	—	—	1,112,301	304,000
Employee stock compensation	—	1,760,456	—	—	—	1,760,456
Balance at September 30, 2019	$10,300,000	$37,472,995	$71,445,238	$—	$(12,189,863)	$107,028,370

See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
Continued

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Cost of Common Stock in Treasury	Total
For the Three Months Ended September 30, 2018
Balance at June 30, 2018	$10,300,000	$35,496,901	$65,630,954	$—	$(13,604,090)	$97,823,765
Net income	—	—	5,035,558	—	—	5,035,558
Dividends declared, $0.25 per share			(2,216,193)			(2,216,193)
Stock options exercised for 18,187 shares, net	—	140,849	—	—	(208,325)	(67,476)
Issuance of 44,378 shares in connection with at-the-market-offering		570,638			411,883	982,521
Employee stock compensation	—	205,520	—	—	—	205,520
Balance at September 30, 2018	$10,300,000	$36,413,908	$68,450,319	$—	$(13,400,532)	$101,763,695

For the Nine Months Ended September 30, 2018
Balance at December 31, 2017	$10,300,000	$35,193,152	$58,129,383	$(10,864)	$(13,911,245)	$89,700,426
Net income	—	—	12,547,993	$—	—	12,547,993
Cumulative adjustment due to adoption of ASU 2016-01	—	—	(10,864)	10,864	—	—
Dividends declared, $0.25 per share			(2,216,193)			(2,216,193)
Stock options exercised for 31,488 shares, net	—	246,757	—	—	(395,508)	(148,751)
Issuance of 55,675 shares of common stock from treasury	—	(218,338)	—	—	494,338	276,000
Issuance of 44,378 shares in connection with at-the-market-offering		570,638			411,883	982,521
Employee stock compensation	—	621,699	—	—		621,699
Balance at September 30, 2018	$10,300,000	$36,413,908	$68,450,319	$—	$(13,400,532)	$101,763,695
See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Unless indicated otherwise, the terms "Company," "we," "us," and "our" refer to Synalloy Corporation and its consolidated subsidiaries.

1. Basis of Financial Statement Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included as required by Regulation S-X, Rule 10-01. Operating results for the nine-month period ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
Certain prior period amounts have been reclassified to conform to the current period presentation, including changes in the fair value of the Company's earn-out liabilities from "Other Expense (Income)" to "Operating Income (Loss)" on the accompanying Condensed Consolidated Statements of Operations.

2. Recently Issued Accounting Standards
Recently Issued Accounting Standards - Adopted
In February 2016, the FASB issued ASU No. 2016-02  "Leases (Topic 842)", as amended, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. The Company adopted the new standard as of January 1, 2019 on a modified retrospective basis, which does not require comparative periods to be restated. On adoption, we recognized additional operating lease liabilities of $33,115,763 based on the present value of the remaining minimum rental payments as of January 1, 2019. We additionally recognized corresponding right-of-use assets for operating leases totaling $32,171,829. On January 1, 2019, the Company also recorded cumulative-effect increases to equity and deferred tax assets totaling $4,622,500 and $1,310,850, respectively, related to a deferred gain for a sale leaseback transaction that occurred in 2016 and was being amortized into earnings under the prior accounting. The adoption of this standard did not have a material impact on the consolidated statement of operations or cash flows for the nine months ended September 30, 2019. See Note 12.
Recently Issued Accounting Standards - Not Yet Adopted
In August 2018, the FASB issued ASU No. 2018-13 "Fair Value Measurement (Topic 820)". The updated guidance improves the disclosure requirements on fair value measurements. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The Company is currently assessing the impact that adopting this new standard will have on its condensed consolidated financial statements and footnote disclosures.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

3. Revenues
Revenues are recognized when control of the promised goods or services is transferred to our customers upon shipment, in an amount that reflects the consideration we are to receive in exchange for those goods or services.
The following table presents the Company's revenues, disaggregated by product group. Substantially all of the Company's revenues are derived from contracts with customers where performance obligations are satisfied at a point-in-time.

	Three Months Ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Storage tank and vessel	$5,552,192	$9,016,796	$25,628,225	$23,864,217
Seamless carbon steel pipe and tube	7,962,459	7,887,027	23,251,744	24,722,928
Stainless steel pipe	40,980,757	37,656,273	128,286,087	107,839,677
Galvanized pipe	5,625,737	6,464,277	18,561,542	6,464,277
Specialty chemicals	13,518,766	16,768,505	41,494,121	45,276,144
Total revenues	$73,639,911	$77,792,878	$237,221,719	$208,167,243

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

Deferred Revenues
Deferred revenues are recorded when cash payments are received in advance of satisfying the performance obligation, including amounts which are refundable. The deferred revenue balance decreased $23,725 during the first nine months of 2019 to $153,793 as of September 30, 2019 due to receiving $1,861,612 in advance of satisfying our performance obligations during the period, offset by $1,885,337 of revenue that was recognized during the period after satisfying the performance obligations that were included in the beginning deferred revenue balance or entered into during the current period. Deferred revenues are included in "Accrued expenses and other current liabilities" on the accompanying Condensed Consolidated Balance Sheets.

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

4. Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined by either specific identification or weighted average methods. The components of inventories are as follows:

	September 30, 2019	December 31, 2018
Raw materials	$52,468,342	$59,778,767
Work-in-process	16,535,978	21,033,532
Finished goods	37,199,863	33,389,087
	$106,204,183	$114,201,386

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

5. Property Plant and Equipment
Property, plant and equipment consist of the following:

	September 30, 2019	December 31, 2018

Land	62,916	62,916
Leasehold improvements	1,432,641	1,162,942
Buildings	213,667	412,301
Machinery, fixtures and equipment	97,563,905	92,930,734
Right of use assets finance lease	1,208,038	—
Construction in progress	3,166,992	3,643,795
	103,648,159	98,212,688
Less accumulated deprecation	62,918,812	57,288,233
Property plant and equipment, net	40,729,347	40,924,455

6. Stock options and restricted stock
During the first nine months of 2019, no stock options were exercised by officers or employees of the Company. During the first nine months of 2018, stock options for 85,440 shares of common stock were exercised by officers or employees for an aggregate exercise price of $1,033,108, including $891,255 relating to cashless exercises during the period.
Stock compensation expense for the three and nine-month periods ended September 30, 2019 was $907,698 and $1,760,456, respectively. Stock compensation expense for the three and nine-month periods ended September 30, 2018 was $205,520 and $621,699, respectively.
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
The diluted earnings per share calculations exclude the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. For the nine-month period ended September 30, 2019 there is no difference in the number of shares used to calculate basic and diluted shares outstanding because their effect would have been anti-dilutive due to the Company reporting a net loss. For the nine-month period ended September 30, 2018, the Company had weighted average shares of common stock, in the form of stock grants and options of which 600 were not included in the diluted earnings per share calculation as their effect was anti-dilutive.
7. Income Taxes
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal examinations for years before 2014 or state income tax examinations for years before 2013. During the first nine months of 2019, the Company did not identify nor reserve for any unrecognized tax benefits.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

The effective tax rate was 10.56 percent and 22.00 percent for the three months ended September 30, 2019 and 2018, respectively. The September 30, 2019 effective tax rate was lower than the statutory rate of 21.00 percent due to state taxes, net of the federal benefit, and discrete tax benefits on our stock compensation plan. The September 30, 2018 effective tax rate was approximately equal to the U.S. statutory rate of 21.00 percent.
The effective tax rate was 23.56 percent and 22.00 percent for the nine months ended September 30, 2019 and 2018, respectively. The September 30, 2019 and 2018 effective tax rate was approximately equal to the U.S statutory tax rate of 21.00 percent.
8. Segment Information

The following table summarizes certain information regarding segments of the Company's operations:

	Three Months Ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net sales
Metals Segment	$60,121,145	$61,024,373	$195,727,598	$162,891,099
Specialty Chemicals Segment	13,518,766	16,768,505	41,494,121	45,276,144
	$73,639,911	$77,792,878	$237,221,719	$208,167,243
Operating income (loss)
Metals Segment	$449,553	$7,984,117	$3,078,839	$23,091,164
Specialty Chemicals Segment	846,328	1,354,617	2,386,574	3,324,778

Unallocated corporate expenses	2,369,341	1,894,775	6,621,985	5,617,113
Acquisition related costs	89,590	180,671	391,518	870,888
Earn-out adjustments	(1,241,697)	(269,083)	(1,642,982)	2,192,574
Operating income	78,647	7,532,371	94,892	17,735,367
Interest expense	943,886	585,888	2,977,624	1,303,724
Change in fair value of interest rate swaps	20,791	(7,490)	144,885	(99,948)
Other expense (income), net	179,980	493,413	(224,461)	522,598
(Loss) income before income taxes	$(1,066,010)	$6,460,560	$(2,803,156)	$16,008,993

	As of
	September 30, 2019	December 31, 2018
Identifiable assets
Metals Segment	$200,824,657	$192,195,733
Specialty Chemicals Segment	27,283,356	28,174,675
Corporate (1)	44,026,306	8,028,438
	$272,134,319	$228,398,846
Goodwill
Metals Segment	$16,202,890	$8,445,262
Specialty Chemicals Segment	1,354,730	1,354,730
	$17,557,620	$9,799,992
(1) As of September 30, 2019, this amount included $36,102,240 in right-of-use assets that were recorded with the adoption of ASC 842 ("Leases"). Refer to Note 12 for additional information.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Fair Value of Financial Instruments
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
Level 1 Financial Instruments
For short-term instruments, other than those required to be reported at fair value on a recurring basis and for which additional disclosures are included below, management concluded the historical carrying value is a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization. Therefore, as of September 30, 2019 and December 31, 2018, the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, the Company's revolving line of credit, which is based on a variable interest rate, and term loan approximate their fair value.
During the first nine months of 2019, the Company sold shares of its equity securities investments. Proceeds from the sale totaled $1,091,644 which resulted in a realized gain for the nine months of September 30, 2019 of $474,227, that is included in "Other expense (income)" on the accompanying Condensed Consolidated Statements of Operations.
For the three and nine months ended September 30, 2019, the Company also recorded a net unrealized loss of $180,000 and $281,125, respectively, on the investments in equity securities held, which is included in "Other expense (income)" on the accompanying Condensed Consolidated Statements of Operations.
The fair value of equity securities held by the Company as of September 30, 2019 and December 31, 2018 was $2,580,000 and $2,935,000, respectively, and is included in “Prepaid expenses and other current assets” on the accompanying Consolidated Balance Sheets.
Level 2 Financial Instruments
The Company has one interest rate swap contract, which is classified as a Level 2 financial instrument as it is not actively traded and is valued using pricing models that use observable market inputs. The fair value of the contract was an asset of $2,580 and $147,465 at September 30, 2019 and December 31, 2018, respectively. The interest rate swap was priced using discounted cash flow techniques. Changes in its fair value were recorded to other income (expense) with corresponding offsetting entries to current assets or liabilities, as appropriate. Significant inputs to the discounted cash flow model include projected future cash flows based on projected one-month LIBOR and the average margin for companies with similar credit ratings and similar maturities.
To manage the impact on earnings of fluctuating nickel prices, the Company occasionally enters into six-month forward option contracts, which are classified as Level 2. At September 30, 2019 and December 31, 2018, the Company did not have any such contracts in place.
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

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The following table presents a summary of changes in fair value of the Company's earn-out liabilities during the period:

	MUSA-Stainless	MUSA-Galvanized	American Stainless	Total
Balance at December 31, 2018	$4,251,584	$3,357,800	$—	$7,609,384
Fair value of the earn-out liability associated with the American Stainless acquisition	—	—	6,366,324	6,366,324
Earn-out payments during the period	(1,186,666)	(582,889)	(1,174,566)	(2,944,121)
Changes in fair value during the period	(1,035,212)	(894,288)	286,518	(1,642,982)
Balance at September 30, 2019	$2,029,706	$1,880,623	$5,478,276	$9,388,605
For the nine month period ended September 30, 2018 the Company recorded a $219,548 charge related to changes in the fair value of the MUSA-Stainless earn-out liability.
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 in the three and nine-month periods ended September 30, 2019 or year ended December 31, 2018. During the first nine months of 2019, there have been no changes in the fair value methodologies used by the Company.
10. Acquisitions
Acquisition of the Assets and Operations of American Stainless Tubing, Inc.
On January 1, 2019, the Company's wholly-owned subsidiary, ASTI Acquisition, LLC (now American Stainless Tubing, LLC), a North Carolina limited liability company (“ASTI”), completed the purchase of substantially all of the assets and operations of American Stainless Tubing, Inc., a North Carolina corporation ("American Stainless"), in Statesville and Troutman, North Carolina. The purchase price for the all-cash acquisition was $21,895,409, subject to a post-closing working capital adjustment. The Company funded the acquisition with a new five-year $20,000,000 term note and a draw against asset-based line of credit (see Note 10).
The transaction is accounted for using the acquisition method of accounting for business combinations. Under this method, the total consideration transferred to consummate the acquisition is allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the closing date of the acquisition. The acquisition method of accounting requires extensive use of estimates and judgments to allocate the consideration transferred to the identifiable tangible and intangible assets acquired and liabilities assumed. Accordingly, the allocation of the consideration transferred in the unaudited condensed consolidated financial statements is preliminary and will be adjusted upon completion of the final valuation of the assets acquired and liabilities assumed. During the third quarter of 2019, the Company finalized the purchase price allocation for the American Stainless acquisition.
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
During the second quarter of 2019, management revised the initial estimate of the fair value of the contingent consideration, resulting in an increase to the earn-out liability of $218,094. Because this adjustment was determined within the measurement

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

period, goodwill was increased by $218,094. At September 30, 2019 the fair value of the contingent consideration totaled $5,478,275 with $2,774,576 of this liability classified as a current liability, since the payments will be made quarterly.
The fair value assigned to the customer list intangible will be amortized on an accelerated basis over 15 years. During the second quarter of 2019, management revised the initial estimate of the fair value of the customer list intangible asset, resulting in a decrease to the customer list intangible asset of $496,000. Because this adjustment was determined within the measurement period, goodwill was increased by $496,000.
The following table shows the initial estimate of value and revisions made during 2019:

	Initial estimate	Revisions	Final
Inventories	$5,564,000	$—	$5,564,000
Accounts receivable	3,533,921	—	3,533,921
Other current assets - production and maintenance supplies	605,613	—	605,613
Property, plant and equipment	2,793,173	—	2,793,173
Customer list intangible	10,000,000	(496,000)	9,504,000
Goodwill	7,043,534	714,094	7,757,628
Contingent consideration (earn-out liability)	(6,148,230)	(218,094)	(6,366,324)
Accounts payable	(1,400,009)	—	(1,400,009)
Other liabilities	(96,593)	—	(96,593)
	$21,895,409	$—	$21,895,409
ASTI's results of operations since acquisition are reflected in the Company's consolidated statements of operations as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Net sales	$8,468,838	$26,539,086
Income before income taxes	901,562	2,000,725

For the nine month period ended September 30, 2019, cost of sales included $1,147,000 representing the fair value above predecessor cost associated with acquired inventory that was sold during the nine month period.

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

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Pro-forma net sales	$87,303,802	$235,394,161
Pro-forma net income	$5,506,194	$12,490,937
Earnings per share:
Basic	$0.62	$1.42
Diluted	$0.62	$1.41
Pro-forma net income was reduced for the following:

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

•	Amortization of American Stainless’ customer list intangible of $297,000 and $891,000 for the three and nine months September 30, 2018, respectively;

•
Additional rent expense related to the Company’s lease of American Stainless’ real estate from Store Capital of $121,449 and $364,348 for the three and nine months ended September 30, 2018, respectively;

•
An estimated amount of interest expense associated with the additional borrowings to fund the American Stainless acquisition of $191,319 and $603,481 for the three and nine months ended September 30, 2018, respectively;

•
Depreciation of $56,202 and $168,604 for the three and nine months ended September 30, 2018, respectively, related to the incremental fair value above historical cost for acquired property, plant and equipment; and

•
A increase in the provision for income taxes of $127,276 for the three months ended September 30, 2018 and a decrease in the provision for income taxes of $15,737 for the nine months ended September 30, 2018 related to the impact of the other pro-forma adjustments and American Stainless' previous status as a pass-through entity for income tax purposes prior to the acquisition.

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

11. Long-term Debt
On December 20, 2018, the Company amended its Credit Agreement with its bank to refinance and increase its Line of Credit (the "Line") from $80,000,000 to $100,000,000 and to create a new 5-year term loan in the principal amount of $20,000,000 (the “Term Loan”). The Term Loan was used to finance the purchase of substantially all of the assets of American Stainless (see Note 9). The Term Loan’s maturity date is February 1, 2024 and shall be repaid in 60 consecutive monthly installments. Interest on the Term Loan is calculated using the One Month LIBOR Rate (as defined in the Credit Agreement), plus 1.90 percent. The Line will be used for working capital needs and as a source for funding future acquisitions. The maturity date of the Line has been extended to December 20, 2021. Interest on the Line remains unchanged and is calculated using the One Month LIBOR Rate, plus 1.65 percent. Borrowings under the Line are limited to an amount equal to a Borrowing Base calculation that includes eligible accounts receivable and inventory. As of September 30, 2019, the Company had $16.9 million of remaining available capacity under its line of credit.
Pursuant to the Credit Agreement, the Company is subject to certain covenants including maintaining a minimum fixed charge coverage ratio, maintaining a minimum tangible net worth, and a limitation on the Company’s maximum amount of capital expenditures per year, which is in line with currently projected needs. At September 30, 2019, the Company was in compliance with all debt covenants.

12. Contingencies
The Company is from time-to-time subject to various claims, possible legal actions for product liability and other damages, and other matters arising out of the normal conduct of the Company's business.
Management is not currently aware of any asserted or unasserted matters which could have a material effect on the financial condition or results of operations of the Company.

13. Leases
Adoption of ASC Topic 842, "Leases"
On January 1, 2019, the Company adopted Topic 842 using the modified retrospective method applied to leases that were in place as of January 1, 2019. Results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 840. The Company's portfolio of leases contains both finance and operating leases that relate primarily to real estate agreements and manufacturing equipment agreements. Substantially all of the value of the Company's lease portfolio relates to a real estate master lease agreement with Store Master Funding XII, LLC, an affiliate of Store Capital Corporation ("Store Capital") that was entered

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

into in 2016 and amended with the 2018 MUSA-Galvanized and 2019 American Stainless acquisitions. As of September 30, 2019, operating lease liabilities related to the master lease agreement with Store Capital totaled $36,911,421, or 97 percent of the total lease liabilities on the accompanying condensed consolidated balance sheet.
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
Weighted average discount rates for operating and finance leases are as follows:

Operating Leases	7.32%
Finance Leases	11.90%
Balance Sheet Presentation
Operating and finance lease amounts included in the Consolidated Balance Sheet are as follows:

Classification	Financial Statement Line Item	September 30, 2019
Assets	Right-of-use assets, operating leases	$36,102,240
Assets	Property, plant and equipment	444,634
Current liabilities	Current portion of lease liabilities, operating leases	3,543,866
Current liabilities	Current portion of lease liabilities, finance leases	252,896
Non-current liabilities	Non-current portion of lease liabilities, operating leases	33,942,080
Non-current liabilities	Non-current portion of lease liabilities, finance leases	397,815
Total Lease Cost
Individual components of the total lease cost incurred by the Company are as follows:

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease cost	$1,027,998	$3,083,993
Finance lease cost:
Amortization of right-of-use assets	43,714	131,143
Interest on finance lease liabilities	20,526	66,270
Total lease cost	$1,092,238	$3,281,406
Amortization of assets held under finance leases is included in depreciation expense. Minimum rental payments under operating leases are recognized on a straight-line method over the term of the lease including any periods of free rent.
Maturity of Leases
The amounts of undiscounted future minimum lease payments under leases as of September 30, 2019 are as follows:

	Operating	Finance
Remainder of 2019	$885,966	$59,472
2020	3,562,092	275,101
2021	3,635,376	315,529
2022	3,672,731	11,998
2023	3,563,383	—
Thereafter	52,188,270	—
Total undiscounted minimum future lease payments	67,507,818	662,100
Imputed Interest	30,021,872	11,389
Total lease liabilities recorded as of September 30, 2019	$37,485,946	$650,711
Additional Information
Weighted average remaining lease terms for operating and finance leases as of September 30, 2019 are as follows:

Operating Leases	16.79 years
Finance Leases	2.27 years
During the nine-month period ended September 30, 2019, right-of-use assets recognized in exchange for new operating lease liabilities totaled $4,900,243.
On January 1, 2019, the Company and Store Capital entered into an Amended and Restated Master Lease Agreement (the “Master Lease”), pursuant to which the Company leases the Statesville and Troutman, NC facilities, purchased by Store Capital from American Stainless on January 1, 2019, for the remainder of the initial term of 20 years set forth in the Master Lease, with two renewal options of ten years each. Because the Company is reasonably certain to not exercise these renewal options, the options are not considered in determining the lease term and associated potential option payments are excluded from lease payments. The Master Lease includes a rent escalator equal to the lesser of 1.25 times the percentage increase in the Consumer Price Index since the previous increase or 2 percent.

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
14. Goodwill and Intangible Assets

As a result of the 2019 American Stainless acquisition, the Company recognized $7,757,628 in Goodwill for the excess of consideration transferred over the fair value of the acquired net tangible and identifiable intangible assets.

The Company also recorded a $9,504,000 intangible asset for the fair value of the customer relationships that were acquired, to be amortized on an accelerated basis over 15 years.

The balance of intangible assets subject to amortization at September 30, 2019 and December 31, 2018 is as follows:

	September 30, 2019	December 31, 2018
Intangible assets, gross	$32,126,000	$22,622,000
Accumulated amortization of intangible assets	(15,540,065)	(12,925,888)
Intangible assets, net	$16,585,935	$9,696,112
Estimated amortization expense related to intangible assets for the next five years is as follows:

Remainder of 2019	$871,392
2020	3,238,328
2021	3,051,086
2022	2,740,761
2023	1,199,616
2024	1,042,641
Thereafter	4,442,111

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

15. Stock Repurchase Program
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
During the nine-month period ended September 30, 2019 the Company did not purchase any shares under the stock repurchase program.

16. Subsequent Events

Kyle Pennington, President of Synalloy Metals, notified Synalloy Corporation (the “Company”) of his decision to retire from the Company effective October 31, 2019. Mr. Pennington’s Employment Agreement with the Company dated March 1, 2019 (the “Employment Agreement”) was terminated as of October 31, 2019. The Employment Agreement, filed with the Securities and Exchange Commission as an exhibit to the Company’s 2018 Annual Report on Form 10-K, provides Mr. Pennington with salary and incentive cash and restricted stock compensation continuation through March 1, 2020 as well as immediate vesting of his awarded restricted stock and stock options.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is management's discussion of certain significant factors that affected the Company during the three-month and nine-month periods ended September 30, 2019.
Consolidated net sales for the third quarter of 2019 were $73.6 million. This represents a decrease of $4.2 million or 5.3 percent when compared to net sales for the third quarter of 2018. Excluding net sales of ASTI, net sales for the third quarter of 2019 decreased $12.6 million, or 16.2 percent compared to net sales for the third quarter of 2018.
Consolidated net sales for the first nine months of 2019 were $237.2 million, an increase of $29.1 million or 14.0 percent from the first nine months of 2018. Excluding net sales of ASTI (for the nine months ended September 30, 2019) and Munhall-Galvanized (for the first six months of 2019), net sales for the first nine months of 2019 decreased $10.4 million, or 5.0 percent compared to net sales for the first nine months of 2018.
For the third quarter of 2019, the Company recorded a net loss of $1.0 million, or $0.11 loss per diluted share, compared to net income of $5.0 million, or $0.56 per diluted share for the third quarter of 2018. Excluding the financial results of ASTI, net income for the third quarter of 2019 decreased $6.8 million, or 134.9 percent compared to net income for the third quarter of 2018. The third quarter of 2019 was negatively impacted by inventory price change losses which, on a pre-tax basis, totaled $0.6 million, compared to a $1.6 million gain in the third quarter of 2018, as well as non-recurring items, described in more detail below, which totaled $1.6 million.
For the first nine months of 2019, net loss was $2.1 million, or $0.24 loss per diluted earnings per share. This compares to net income of $12.5 million, or $1.42 per diluted earnings per share for the first nine months of 2018. Excluding the financial results of ASTI (for the first six months of 2019) and Munhall-Galvanized (for the first six months of 2019), net income for the first nine months of 2019 decreased $16.4 million, or 130.4 percent compared to net income for the first nine months of 2018. The first nine months of 2019 were negatively impacted by inventory price change losses which, on a pre-tax basis, totaled $5.7 million, compared to a $5.1 million gain for the first nine months of 2018, as well as non-recurring items, described in more detail below, which totaled $1.9 million.
The Company's results are periodically impacted by factors that are not included as adjustments to our non-GAAP measures, but which represent items that help explain differences in period to period results. As mentioned above, for the third quarter of 2019, the most significant of those was inventory price change losses which, on a pre-tax basis, totaled $0.6 million, compared to a $1.6 million gain in the third quarter of 2018, representing a decrease of $2.2 million in pre-tax income compared to the third quarter 2018. Additionally, during the third quarter, other significant non-recurring items occurred with an estimated pre-tax impact of $1.6 million in the third quarter and $1.9 million for the first nine months of 2019, and included the following:

•	Three year Long-Term Incentive Plan performance shares non-cash awards for 2017-2019 were accrued in the third quarter of 2019, at a cost of $0.7 million;

•	Several stop loss medical claims that resulted in charges in excess of $0.6 million in the third quarter of 2019;

•
Downtime associated with the heavy wall press outage; $0.3 million and $0.6 million, for the third quarter of 2019 and for the first nine months of 2019, respectively, of pre-tax earnings loss; anticipate additional pre-tax loss of $0.4 million in the fourth quarter of 2019. We have a filed claim with the insurance carrier.

Impact of 2019 and 2018 Acquisitions on Financial Results
The first nine months of 2019 include financial results in the Company's Metals Segment related to the MUSA-Galvanized acquisition (which closed on July 1, 2018) (for the first six months of 2019) as follows:

a.	For the first six months of 2019, net sales for Munhall-Galvanized totaled $12.9 million, with pre-tax income of $0.2 million.
The third quarter and the first nine months of 2019 include financial results in the Company's Metals Segment related to the American Stainless acquisition (which closed on January 1, 2019) as follows:

a.	For the third quarter of 2019, net sales for ASTI totaled $8.5 million, with pre-tax income of $0.9 million.

b.	For the first nine months of 2019, net sales for ASTI totaled $26.5 million, with pre-tax income of $2.0 million.
For ASTI, the first nine months of 2019 include amortization of acquisition fair value markup of inventory totaling $1.3 million and other acquisition related one-time costs totaling $46,100.

Metals Segment
The Metals Segment's net sales for the third quarter of 2019 totaled $60.1 million, a decrease of $0.9 million or 1.5 percent from the third quarter of 2018. Excluding the net sales of ASTI, Metals Segment net sales for the third quarter of 2019 decreased $9.4 million, or 15.4 percent, compared to net sales for the third quarter of 2018.
Net sales for the first nine months of 2019 were $195.7 million, an increase of $32.8 million or 20.2 percent from the first nine months of 2018. Excluding the net sales of ASTI and Munhall-Galvanized (for the first six months of 2019), Metals Segment net sales for the first nine months of 2019 decreased $6.6 million, or 4.1 percent, compared to net sales for the first nine months of 2018.
Sales for the third quarter and first nine months of 2019 compared to the prior year are summarized as follows:

	Sales increase (decrease) from prior year period
	$	%	Average selling price (1)	Units shipped
Third quarter
Storage tank and vessel	$(3,464,604)	(38.4)%	(3.5)%	(42.0)%
Seamless carbon steel pipe and tube	75,432	1.0%	(11.1)%	12.1%
Stainless steel pipe - Excluding ASTI	(5,144,354)	(13.7)%	(16.2)%	2.5%
Stainless steel pipe - ASTI	8,468,838	n/a	n/a	n/a
Galvanized pipe	(838,540)	(13.0)%	(17.6)%	4.6%
Total third quarter change	$(903,228)

First nine months
Storage tank and vessel	$1,764,008	7.4%	21.7%	(14.3)%
Seamless carbon steel pipe and tube	(1,471,183)	(6.0)%	0.2%	(6.2)%
Stainless steel pipe - Excluding ASTI	(6,092,676)	(5.6)%	(7.8)%	(2.2)%
Stainless steel pipe - ASTI	26,539,086	n/a	n/a	n/a
Galvanized pipe	12,097,265	187.1%	(14.9)%	231.9%
Total first nine months change	$32,836,500
1) Average price decreases for the third quarter of 2019 as compared to the third quarter of 2018 primarily relate to the following:
•Storage tank and vessels - product mix change to larger, more complex tanks;

•	Seamless carbon steel pipe and tube - decline in pricing based on market conditions; and,
•Stainless steel pipe (excluding ASTI) - pass through of input and cost changes related to:
a.Alloy surcharges decrease of three percent; and,
b.Base raw material input mill pricing, product mix and other competitive pricing, decrease of 12.7 percent.
For the overall Metals Segment, with the addition of the galvanized product line pricing (from the 2018 MUSA-Galvanized acquisition), pricing averages were impacted by the lower average selling prices of galvanized products as compared to other product lines in the Metals Segment. The inclusion of galvanized products lowered average pricing for the third quarter ended September 30, 2019 by 23.0 percent.
Average price decreases for the first nine months of 2019 as compared to the first nine months of 2018 primarily relate to the following:
•Storage tank and vessels - product mix change to larger, more complex tanks;

•
Seamless carbon steel pipe and tube - decline in pricing based on market conditions related to second quarter, offset by price increases related to pass through of tariffs implemented in the second quarter of 2018; and,

•Stainless steel pipe (excluding ASTI) - pass through of input and cost changes related to:
a.Alloy surcharges decrease of five percent; and,
b.Base raw material input mill pricing, product mix and other competitive pricing, decrease of 2.7 percent.
For the overall Metals Segment, with the addition of the galvanized product line pricing (from the 2018 MUSA-Galvanized acquisition), pricing averages were impacted by the lower average selling prices of galvanized products as compared to other product lines in the Metals Segment. The inclusion of galvanized products lowered average pricing for the nine months ended September 30, 2019 by 32 percent.
The Metals Segment's operating income decreased $7.6 million to $0.5 million for the third quarter of 2019 compared to $8.0 million for the third quarter of 2018. For the first nine months of 2019, operating income decreased for the Metals Segment by $20.0 million to an operating income of $3.1 million compared to operating income of $23.1 million for the same period of 2018.
Current quarter operating results were affected by the following factors:

a)
Nickel prices and resulting surcharges for 304 and 316 alloys ended the third quarter at the high point of 2019, with a late third quarter increase in surcharges between 15.0 percent to 18.0 percent, but still lower than prior year third quarter levels by between 6.0 percent and 11.0 percent. With much of the pricing in the third quarter based on prior lower surcharge levels, the third quarter generated a net unfavorable operating impact of $0.6 million related to metal pricing. Compared to a period of rising nickel prices in the third quarter of 2018, which generated metal pricing gains of $1.6 million, the third quarter of 2019 was unfavorable by $2.2 million compared to the third quarter of 2018;

b)
Operating profits for welded stainless pipe and galvanized tube operations (excluding ASTI commented on in note c below) declined approximately $5.3 million in the third quarter of 2019 compared to the prior year period. The decline is primarily related to the average pricing declines of approximately 16.0 percent that took place in the second quarter of 2019 and sustained at lower levels in the third quarter of 2019. While pounds increased an encouraging 3.0%, overall revenue declined $6.0 million, with a majority of that decline passing through to lower operating profit, offset only by a slightly lower average cost of goods sold of $.10 per pound. For the remainder of the year, we expect to see order book pricing increase as a reflection of recent October and November surcharge increases; however, due to timing of backlog shipments, we believe most of that benefit will come in the first quarter of 2020;

c)	The American Stainless acquisition increased third quarter of 2019 operating income by $0.9 million, with no comparable results in the prior year period; and

d)
Seamless carbon pipe and tube showed an increase of 12.1 percent pounds shipped, with energy related project business up 19.0 percent and general industrial up 9.0 percent. However, pricing pressures in the third quarter lowered the overall average selling price by 11.1 percent, lowering operating profit by approximately $1.2 million. We do expect energy market-based sales to remain low for the remainder of the year, and anticipate slightly lower general industrial sales in the fourth quarter based on normal year-end seasonal declines.

Specialty Chemicals Segment
Net sales for the Specialty Chemicals Segment in the third quarter of 2019 totaled $13.5 million, representing a $3.2 million or 19.4 percent decrease from the third quarter of 2018. Sales for the first nine months of 2019 were $41.5 million, a decrease of $3.8 million or 8.4 percent from 2018 results.
The decline of net sales during the third quarter is primarily attributable to opportunistic volume acquired in 2018 for seasonal asphalt additive products totaling $2.4 million that did not repeat in 2019. Lower raw material input costs negatively affected third quarter sales revenue by $0.8 million when compared to third quarter 2018 for customers that receive quarterly pricing. Through the first nine months of 2019, those same factors, non-repeating asphalt volume and lower raw material input costs, negatively affected sales revenue by $4.5 million and $1.2 million, respectively.
Operating income for the Specialty Chemicals Segment for the third quarter of 2019 was $0.8 million, a decrease of $0.5 million from the same quarter of 2018. The decline in operating income is directly related to the lower sales revenue and more tolled product being shipped in 2019 compared to 2018. Based on our 2018 and 2019 YTD analysis at the end of third quarter, revenue per pound is flat and material margin per pound is down by $0.01. For the first nine months of 2019, operating income for the Specialty Chemicals Segment was $2.4 million compared to operating income of $3.3 million for the same period of 2018. The prior year's first nine months included a one-time claim settlement gain of $0.3 million.

Other Items
Unallocated corporate expenses for the third quarter of 2019 increased $0.5 million or 25.0 percent to $2.4 million (3.2 percent of sales) compared to $1.9 million (2.4 percent of sales) for the same period in the prior year comparative period. The third quarter increase resulted primarily from higher stock compensation expense and professional fees. For the first nine months of 2019, unallocated corporate expenses increased $1.0 million or 17.9 percent to $6.6 million (2.8 percent of sales) from $5.6 million (2.7 percent of sales) in the prior year comparative period. For the first nine months of 2019, the increase to unallocated corporate expenses resulted primarily from higher professional fees and stock compensation expense.
Acquisition costs were $0.1 million for the third quarter of 2019 (all in unallocated SG&A), resulting from costs associated with the January 1, 2019 American Stainless acquisition. This compares to $0.4 million in acquisition cost ($0.2 million in unallocated SG&A and $0.2 million in Metals Segment SG&A) during the third quarter of 2018 resulting from costs associated with the 2018 MUSA-Galvanized acquisition. For the first nine months of 2019 acquisition costs were $1.8 million ($1.4 million recorded in Metals Segment Cost of Sales and $0.4 million in unallocated SG&A) compared to $1.1 million for the first nine months of 2018 ($0.3 million recorded in Metals Segment Cost of Sales and $0.8 million in unallocated SG&A) resulting from costs associated with the 2018 MUSA-Galvanized acquisition.
Interest expense was $0.9 million and $0.6 million for the third quarters of 2019 and 2018, respectively. Interest expense was $3.0 million and $1.3 million for the first nine months of 2019 and 2018, respectively. The increase was related to higher average debt outstanding in the third quarter and the first nine months of 2019, as additional borrowings were primarily related to acquisitions and to support increased working capital requirements.
The effective tax rate was 10.6 percent and 23.6 percent for the three and nine-month periods ended September 30, 2019. The effective tax rate for the three month period ended September 30, 2019 was lower than the statutory rate of 21.0 percent due to state taxes, net of the federal benefit, and discrete tax benefits on our stock compensation plan. The Company’s effective tax rate was approximately equal to the U.S. statutory rate of 21.0 percent for the nine months ended September 30, 2019
The effective tax rate was 22.0 percent for the three and nine-month periods ended September 30, 2018, respectively. The Company’s effective tax rate was approximately equal to the U.S. statutory rate of 21.0 percent.
The Company's cash balance decreased $1.9 million to $0.3 million as of September 30, 2019 compared to $2.2 million at December 31, 2018. Fluctuations affecting cash flows during the nine months ended September 30, 2019 were comprised of the following:

a)
Net inventories decreased $8.0 million at September 30, 2019 when compared to December 31, 2018, mainly due to efforts to balance inventory with projected business levels. Excluding the impact of acquired inventory as a result of the American Stainless acquisition, the Company generated $14.0 million of operating cash flows from the relief of inventory during the nine months ended September 30, 2019. Inventory turns decreased slightly from 1.81 turns at December 31, 2018, calculated on a three-month average basis, to 1.78 turns at September 30, 2019;

b)
Accounts payable increased $0.5 million as of September 30, 2019 as compared to December 31, 2018. Accounts payable days outstanding were approximately 32 days at September 30, 2019 compared to 37 days at December 31, 2018;

c)
Net accounts receivable increased $0.8 million at September 30, 2019 as compared to December 31, 2018, which primarily resulted from the addition of ASTI’s sales and receivables following the January 1, 2019 acquisition, offset partially by a reduction in days outstanding of four days due to better collection experience at the end of the third quarter. Days sales outstanding, calculated using a nine-month average basis, was 48 days outstanding at September 30, 2019 and for the year ended December 2018, respectively;

d)	On January 1, 2019, the Company paid $21.9 million to complete the American Stainless acquisition;

e)	The Company purchased and sold equity securities during the nine-month period ended September 30, 2019, which resulted in net cash proceeds of $0.5 million;

f)	Capital expenditures for the first nine months of 2019 were $2.8 million; and

g)	The Company paid $2.9 million during the first nine months of 2019 related to the earn-out liabilities from the 2019 American Stainless, 2018 MUSA-Galvanized and 2017 MUSA-Stainless acquisitions.

The Company had $83.1 million of total borrowings outstanding with its lender as of September 30, 2019. Since January 1, 2019 when the Company borrowed $22.7 million to fund the American Stainless acquisition ($20.0 million term loan and $2.7 million against the Company’s line of credit), the Company has reduced borrowings by $16.0 million ($2.7 million term loan and $13.3 million line of credit). Covenants under the Credit Agreement include maintaining a minimum fixed charge coverage ratio, maintaining a minimum tangible net worth, and a limitation on the Company’s maximum amount of capital expenditures per year, which is in line with currently projected needs. As of September 30, 2019, the Company had $16.9 million of remaining available capacity under its line of credit. The Company was in compliance with all covenants as of September 30, 2019.

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

SYNALLOY CORPORATION
(Registrant)

Date:	November 12, 2019	By:	/s/ Craig C. Bram
Craig C. Bram
President and Chief Executive Officer
(principal executive officer)

Date:	November 12, 2019	By:	/s/ Dennis M. Loughran
Dennis M. Loughran
Senior Vice President and Chief Financial Officer
(principal accounting officer)