Form 10-K
period 2019-12-31
SYNALLOY CORP
filed 2020-03-06
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER 0-19687
SYNALLOY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		57-0426694
(State of incorporation)		(I.R.S. Employer Identification No.)
4510 Cox Road, Suite 201, Richmond, Virginia, 23060
(Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (804) 822-3260
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered:
Common Stock, $1.00 Par Value	SYNL	NASDAQ Global Market
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Based on the closing price as of June 30, 2019, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $77.0 million.
The number of shares outstanding of the registrant's common stock as of March 4, 2020 was 9,117,657.
Documents Incorporated By Reference
Portions of the Proxy Statement for the 2020 annual shareholders' meeting are incorporated by reference into Part III of this Form 10-K.

Synalloy Corporation
Form 10-K
For Period Ended December 31, 2019

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
The Company's business is divided into two reportable operating segments, the Metals Segment and the Specialty Chemicals Segment. The Metals Segment operates as three reporting units, all International Organization for Standardization ("ISO") certified manufacturers, including Welded Pipe & Tube Operations, a unit that includes Bristol Metals, LLC ("BRISMET") and American Stainless Tubing, LLC ("ASTI"), which began operations effective January 1, 2019 pursuant to our acquisition of substantially all of the assets of American Stainless Tubing, Inc. ("American Stainless") (see Note 15 to the Consolidated Financial Statements), Palmer of Texas Tanks, Inc. ("Palmer"), and Specialty Pipe & Tube, Inc. ("Specialty"). Welded Pipe & Tube Operations manufactures stainless steel, galvanized, ornamental stainless steel tubing, and other alloy pipe and tube. Palmer manufactures liquid storage solutions and separation equipment. Specialty is a master distributor of seamless carbon pipe and tube. The Metals Segment's markets include the oil and gas, chemical, petrochemical, pulp and paper, mining, power generation (including nuclear), water and waste water treatment, liquid natural gas ("LNG"), brewery, food processing, petroleum, pharmaceutical, automotive & commercial transportation, appliance, architectural, and other heavy industries. The Specialty Chemicals Segment operates as one reporting unit which includes Manufacturers Chemicals, LLC ("MC"), a wholly-owned subsidiary of Manufacturers Soap and Chemical Company ("MS&C"), and CRI Tolling, LLC ("CRI Tolling"). The Specialty Chemicals Segment produces specialty chemicals for the chemical, paper, metals, mining, agricultural, fiber, paint, textile, automotive, petroleum, cosmetics, mattress, furniture, janitorial and other industries. MC manufactures lubricants, surfactants, defoamers, reaction intermediaries and sulfated fats and oils. CRI Tolling provides chemical tolling manufacturing resources to global and regional chemical companies and contracts with other chemical companies to manufacture certain, pre-defined products.
General
Metals Segment – This segment is comprised of four wholly-owned subsidiaries: Synalloy Metals, Inc., which owns 100 percent of the membership interests of BRISMET, located in Bristol, Tennessee and Munhall, Pennsylvania; ASTI, located in Troutman and Statesville, North Carolina; Palmer, located in Andrews, Texas; and Specialty, located in Mineral Ridge, Ohio and Houston, Texas. Two subsidiaries, BRISMET and ASTI, are aggregated as one reporting unit called Welded Pipe and Tube Operations, with Palmer and Specialty making up the segment's other two reporting units.
BRISMET manufactures welded pipe and tube, primarily from stainless steel, duplex, and nickel alloys. Pipe is produced in sizes from 3/8 inch to 120 inches in diameter and wall thickness up to one and one-half inches. Eighteen-inch and smaller diameter pipe is made on equipment that forms and welds the pipe in a continuous process. Pipe larger than 18 inches in diameter is formed on presses or rolls and welded on batch welding equipment. Pipe is normally produced in standard 20-foot lengths. However, BRISMET has unusual capabilities in the production of long length pipe without circumferential welds. This can reduce the installation cost for the customer. Lengths up to 60 feet can be produced in sizes up to 18 inches in diameter. In larger sizes, BRISMET has a unique ability among domestic producers to make 48-foot lengths in diameters up to 36 inches. Over the past four years, BRISMET has made substantial capital improvements, installing an energy efficient furnace to anneal pipe quicker while minimizing natural gas usage; system improvements in pickling to maintain the proper chemical composition of the pickling acid; and developing a heavy wall/quick turn welded pipe production shop by adding a 4,000 tonne press along with all necessary ancillary processes. BRISMET's Munhall facility manufactures stainless welded pipe as well as new product offerings in welded tubing in diameters from 5/8 inch to eight inches and gauges from 0.028 inch to 1/4 inch. Additionally, the Munhall facility produces galvanized carbon tubing in custom sizes. Munhall was designed for improved product flow and the latest technology including laser welding and in-line bright annealing.
ASTI is a leading manufacturer of high-end ornamental stainless steel tubing, supplying the automotive, commercial transportation, marine, food services, construction, furniture, healthcare, and other industries. Operating facilities are located in Troutman and Statesville, North Carolina. ASTI combines the use of superior metal quality with in-house capabilities in slitting and welding, along with patented and proprietary finishing capabilities and the highest levels of customer service and technical support to provide the customer with the highest quality ornamental product available in the market. Product range includes ½” OD to 2-1/2” OD up to 5” OD, in a variety of shapes, including squares, rectangles and ellipticals. Refer to Note 15 to the Consolidated Financial Statements for further details.
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
In order to maintain strong business relationships, the Metals Segment uses only a few raw material suppliers. Ten suppliers furnish approximately 87 percent of total dollar purchases of raw materials, with one supplier furnishing 34 percent of material purchases. However, the Company does not believe that the loss of this supplier would have a materially adverse effect on the Company as raw materials are readily available from a number of different sources, and the Company anticipates no difficulties in fulfilling its requirements.
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
Most raw materials used by the segment are generally available from numerous independent suppliers and approximately 52 percent of total purchases are from its top 10 suppliers. While some raw material needs are met by a sole supplier or only a few suppliers, the Company anticipates no difficulties in fulfilling its raw material requirements.
See Note 13 to the Consolidated Financial Statements, which are included in Item 8 of this Form 10-K, for financial information about the Company's segments.
Sales and Distribution
Metals Segment – The Metals Segment utilizes separate sales organizations for its different product groups. Welded Pipe & Tube Operations include stainless steel pipe and tube, sold worldwide under the BRISMET trade name and ornamental stainless tube, sold under the ASTI trade name in the U.S. and Canadian markets. Producing sales and providing service to the distributors and end-user customers are three outside sales employees, 14 independent manufacturers' representative, and 12 inside sales employees.
Palmer employs three sales professionals that manage the relationship with customers and partnerships to identify and secure new sales. Additionally, the Metals Segment President assists in account relationship management with large customers. Customer feedback and in-field experience generate product enhancements and new product development.
Approximately 80 percent of Specialty's pipe and tube sales are to North American pipe and tube distributors with the remainder comprised of sales to end use customers. In addition to Specialty's President, Specialty utilizes two manufacturers' representatives and seven inside sales employees, whom are located at both locations, to obtain sales orders and service its customers.
There were no customers representing more than 10 percent of the Metals Segment's revenues for 2019, 2018 or 2017.
Specialty Chemicals Segment – Specialty chemicals are sold directly to various industries nationwide by five full-time outside sales employees and eleven manufacturers' representatives. The Specialty Chemicals Segment has one customer that accounted for approximately 16 percent of the segment's revenues for 2019 and 2018, respectively, and 23 percent of the segment's revenues for 2017. In 2018, the concentration of sales to this customer declined as a result of this customer moving production of certain products previously produced and sold by the Specialty Chemicals Segment in-house.
Competition
Metals Segment – Welded Pipe & Tube Operations produce the largest sales volume group of products in the Metals Segment. For stainless steel and galvanized pipe, although information is not publicly available regarding the sales of most other producers of these products, management believes that the Company is one of the largest domestic producers of such pipe. These commodity products are highly competitive with twelve known domestic producers, including the Company, and imports from many different countries. ASTI is a leading manufacturer of high-end ornamental stainless steel tubing, supplying the automotive, commercial transportation, marine, food services, construction, furniture, healthcare and other industries. ASTI combines the use of superior metal quality with in-house capabilities in slitting and welding, along with patented and proprietary finishing capabilities and the highest levels of customer service and technical support to provide customers with the highest quality ornamental product available in the market. There are three known significant U.S. ornamental tubing manufacturers competing in the markets in which ASTI participates.
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
Specialty Chemicals Segment – The Company is the sole producer of certain specialty chemicals manufactured for other companies under processing agreements and also produces proprietary specialty chemicals. The Company's sales of specialty products are insignificant compared to the overall market for specialty chemicals. The market for most of the products is highly competitive and many competitors have substantially more resources than the Company.
Mergers, Acquisitions and Dispositions
The Company is committed to a long-term strategy of (a) reinvesting capital in our current business segments to foster their organic growth, (b) disposing of underperforming business units, and (c) completing acquisitions that expand our current business segments or establish new manufacturing platforms. Targeted acquisitions are priced to be economically feasible and focus on achieving positive long-term benefits. These acquisitions may be paid for in the form of cash, stock, debt or a combination thereof.
On July 1, 2018, BRISMET acquired Marcegaglia USA, Inc.'s ("MUSA") galvanized tube assets and operations ("MUSA-Galvanized") located in Munhall, PA. The purpose of the transaction was to enhance the Company's on-going business with additional capacity and technological advantages. The transaction was funded through an increase to the Company's credit facility (refer to Note 5 to the Consolidated Financial Statements). The purchase price for the transaction totaled $10.4 million. In connection with the MUSA-Galvanized acquisition, the Company is required to make quarterly earn-out payments for a period of four years following closing, based on actual sales levels of galvanized pipe and tube. The tangible assets purchased and liabilities assumed from MUSA include accounts receivable, inventory, equipment, and accounts payable.
On January 1, 2019, ASTI completed the American Stainless acquisition. The purpose of the transaction was to extend and enhance the Company's on-going business with additional capacity and new technological advantages in the production of stainless ornamental tubing. The purchase price was $21.9 million. American Stainless will also receive quarterly earn-out payments for a period of three years following closing. Synalloy funded the acquisition with a new five-year $20 million term note and a draw against its $100 million asset based line of credit, both with Synalloy’s current lender (see Note 5 to the Consolidated Financial Statements). The tangible assets purchased and liabilities assumed from American Stainless include accounts receivable, inventory, equipment, and accounts payable.
Environmental Matters
Environmental expenditures that relate to an existing condition caused by past operations and do not contribute to future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or cleanups are probable and the costs of these assessments and/or cleanups can be reasonably estimated. Changes to laws and environmental issues, including climate change, are made or proposed with some frequency and some of the proposals, if adopted, might directly or indirectly result in a material reduction in the operating results of one or more of our operating units. We are presently unable to quantify this risk due to such uncertainties.
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
Backlogs
The Specialty Chemicals Segment operates primarily on the basis of delivering products soon after orders are received. Accordingly, backlogs are not a factor in this business. The same applies to seamless, carbon steel pipe and tubing sales in the Metals Segment. However, backlogs are important in the Metals Segment's welded pipe & tube and tank manufacturing operations, where both businesses incur significant dollar value of committed orders in advance of production. Its backlog of open orders for welded stainless steel pipe were $35.4 million and $31.2 million and for tanks were $5.8 million and $20.7 million at the end of 2019 and 2018, respectively.
Employee Relations
At December 31, 2019, the Company had 606 employees. The Company considers relations with employees to be strong. The number of employees of the Company represented by unions, located at the Bristol, Tennessee, Mineral Ridge, Ohio, and Munhall, Pennsylvania facilities, is 247, or 41 percent of the Company's employees. They are represented by three locals affiliated with the United Steelworkers. Collective bargaining contracts for the Steelworkers expire in July 2024 (Bristol, TN), June 2020 (Mineral Ridge, OH), and January 2023 (Munhall, PA).

Financial Information about Geographic Areas
Information about revenues derived from domestic and foreign customers are set forth in Note 13 to the Consolidated Financial Statements.
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

The cyclical nature of the industries in which our customers operate causes demand for our products to be cyclical, creating uncertainty regarding future profitability. Various changes in general economic conditions affect the industries in which our customers operate. These changes include decreases in the rate of consumption or use of our customers’ products due to economic downturns. Other factors causing fluctuation in our customers’ positions are changes in market demand, capital spending, tariff induced price changes, lower overall pricing due to domestic and international overcapacity, lower priced imports, currency fluctuations, and increases in use or decreases in prices of substitute materials. As a result of these factors, our profitability has been and may in the future be subject to significant fluctuation.

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

We rely on a small number of suppliers for our raw materials and any interruption in our supply chain could affect our operations. In order to foster strong business relationships, the Metals Segment uses only a few raw material suppliers. During the year ended December 31, 2019, 10 suppliers furnished approximately 87 percent of our total dollar purchases of raw materials, with one supplier providing 34 percent. However, these raw materials are available from a number of sources, and the Company anticipates no difficulties in fulfilling its raw materials requirements for the Metals Segment. Raw materials used by the Specialty Chemicals Segment are generally available from numerous independent suppliers and approximately 52 percent of total purchases were made from our top 10 suppliers during the year ended December 31, 2019. Although some raw material needs are met by a single supplier or only a few suppliers, the Company anticipates no difficulties in fulfilling its raw material requirements for the Specialty Chemicals Segment. While the Company believes that raw materials for both segments are readily available from numerous sources, the loss of one or more key suppliers in either segment, or any other material change in our current supply channels, could have an adverse effect on the Company’s ability to meet the demand for its products, which could impact our operations, revenues and financial results.

A substantial portion of our overall sales is dependent upon a limited number of customers, and the loss of one or more of such customers would have a material adverse effect on our business, results of operation and profitability. The products of the Specialty Chemicals Segment are sold to various industries nationwide. The Specialty Chemicals Segment has one customer that accounted for approximately 16 percent of revenues for 2019 and 2018, respectively, and 23 percent of revenues for 2017. The concentration of sales to this customer declined as a result of this customer moving production of certain products previously produced and sold by the Specialty Chemicals Segment in house. The loss of this customer would have a material adverse effect on the revenues of the Specialty Chemicals Segment of the Company.

There were no customers representing more than 10 percent of the Metals Segment's revenues in 2019, 2018, or 2017. Palmer and Specialty, which are a part of the Metals Segment, sell much of their products to the oil and gas industry. Any change in this industry, or any change in this industry’s demand for their products, would have a material adverse effect on the profits of the Metals Segment and the Company.

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
Significant changes in nickel prices could have an impact on the sales of the Metals Segment. The Metals Segment uses nickel in a number of its products. Nickel prices are currently at a relatively low level, which reduces our manufacturing costs for certain products. When nickel prices increase, many of our customers increase their orders in an attempt to avoid future price increases, resulting in increased sales for the Metals Segment. Conversely, when nickel prices decrease, many of our customers wait to place orders in an attempt to take advantage of subsequent price decreases, resulting in reduced sales for the Metals Segment. On average, the Metals Segment turns its inventory of commodity pipe every six months, but the nickel surcharge on sales of commodity pipe is established on a monthly basis. The difference, if any, between the price of nickel on the date of purchase of the raw material and the price, as established by the surcharge, on the date of sale has the potential to create an inventory price change gain or loss. If the price of nickel steadily increases over time the Metals Segment is the beneficiary of the increase in nickel price in the form of metal price change gains. We will incur inventory price losses in the future if nickel prices decrease. Any material changes in the cost of nickel could impact our sales and result in fluctuations in the profits of the Metals Segment.
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
Our lengthy sales cycle for the Specialty Chemicals Segment makes it difficult to predict quarterly revenue levels and operating results. Purchasing the products of the Specialty Chemicals Segment is a major commitment on the part of our customers. Before a potential customer determines to purchase products from the Specialty Chemicals Segment, the Company must produce test product material so that the potential customer is satisfied that we can manufacture a product to their specifications. The production of such test materials is a time-consuming process. Accordingly, the sales process for products in the Specialty Chemicals Segment is a lengthy process that requires a considerable investment of time and resources on our part. As a result, the timing of our revenues is difficult to predict, and the delay of an order could cause our revenues to fall below our expectations and those of the public market analysts and investors.
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
Certain of our employees in the Metals Segment are covered by collective bargaining agreements, and the failure to renew these agreements could result in labor disruptions and increased labor costs. As of December 31, 2019, we had 247 employees represented by unions at our Bristol, Tennessee, Mineral Ridge, Ohio, and Munhall, Pennsylvania facilities, which is 41 percent of the aggregate number of Company employees. These employees are represented by three local unions affiliated with the United Steelworkers (the “Steelworkers Union"). The collective bargaining contracts for the Steelworkers Unions will expire in July 2024 (Bristol, TN), June 2020 (Mineral Ridge, OH), and January 2023 (Munhall, PA). Although we believe that our present labor relations are strong, our failure to renew these agreements on reasonable terms as the current agreements expire could result in labor disruptions and increased labor costs, which could adversely affect our financial performance.

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
There were no events of default under our credit facility at December 31, 2019. Although we believe we will remain in compliance with these covenants in the foreseeable future and that our relationship with our lender is strong, there is no assurance our lender would consent to an amendment or waiver in the event of noncompliance; or that such consent would not be conditioned upon the receipt of a cash payment, revised principal payout terms, increased interest rates or restrictions in the expansion of the credit facility for the foreseeable future, or that our lender would not exercise rights that would be available to them, including, among other things, demanding payment of outstanding borrowings. In addition, our ability to obtain additional capital or alternative borrowing arrangements at reasonable rates may be adversely affected. All or any of these adverse events would further limit our flexibility in planning for, or reacting to, downturns in our business.
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
The loss of key members of our management team, or difficulty attracting and retaining experienced technical personnel, could reduce our competitiveness and have an adverse effect on our business and results of operations. The successful implementation of our strategies and handling of other issues integral to our future success will depend, in part, on our experienced management team. The loss of key members of our management team could have an adverse effect on our business. Although we have entered into employment agreements with key members of our management team including Craig C. Bram, President and Chief Executive Officer, Dennis M. Loughran, Senior Vice President and Chief Financial Officer, Sally M. Cunningham, Vice President of Corporate Administration, James G. Gibson, General Manager and President of Specialty Chemicals Segment, Steven J. Baroff, President and General Manager of Specialty, K. Dianne Beck, Vice President of Specialty, Christopher D. Sitka, Vice President of Specialty, Kevin Van Zandt, Vice President of Bristol Metals-Munhall, Maria Haughton Roberson, President of ASTI, and Rex Haughton, Vice President-Operations of ASTI, employees may resign from the Company at any time and seek employment elsewhere, subject to certain non-competition and confidentiality restrictions. Additionally, if we cannot retain our technical personnel or attract additional experienced technical personnel, our ability to compete could be harmed.
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
Our allowance for doubtful accounts may not be adequate to cover actual losses. An allowance for doubtful accounts in maintained for estimated losses resulting from the inability of our customers to make required payments. This allowance may not be adequate to cover actual losses, and future provisions for losses could materially and adversely affect our operating results. The allowance for doubtful accounts is based on an evaluation of the outstanding receivables and existing economic conditions. The amount of future losses is susceptible to changes in economic, operating and other outside forces and conditions, all of which are beyond our control, and these losses may exceed current estimates. Although management believes that the allowance for doubtful accounts is adequate to cover current estimated losses, management cannot make assurances that we will not further increase the allowance for doubtful accounts based on subsequent events and economic conditions. A significant increase in the allowance for doubtful accounts could adversely affect our earnings.

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
Loss of key supplier authorizations, lack of product availability, or changes in supplier distribution programs could adversely affect our sales and earnings. Our business depends on maintaining an immediately available supply of various products to meet customer demand. Many of our relationships with key product suppliers are longstanding, but are terminable by either party. The loss of key supplier authorizations, or a substantial decrease in the availability of their products, could put us at a competitive disadvantage and have a material adverse effect on our business. Supply interruptions could arise from raw material shortages, inadequate manufacturing capacity or utilization to meet demand, financial problems, tariffs and other regulations affecting trade between the U.S. and other countries, labor disputes or weather conditions affecting suppliers' production, transportation disruptions or other reasons beyond our control.

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
We may be adversely affected by changes in LIBOR reporting practices or the method in which LIBOR is determined. As of December 31, 2019, we had outstanding bank debt of approximately 75.6 million that was indexed to the London Interbank Offered Rate (“LIBOR”). On July 27, 2017, the Financial Conduct Authority (the “FCA”) announced its intention to phase out LIBOR rates by the end of 2021. It is not possible to predict the further effect of the rules of the FCA, any changes in the methods by which LIBOR is determined, or any other reforms to LIBOR that may be enacted in the United Kingdom, the European Union or elsewhere. Any such developments may cause LIBOR to perform differently than in the past or cease to exist. In addition, any other legal or regulatory changes made by the FCA, ICE Benchmark Administration Limited, the European Money Markets Institute (formerly Euribor-EBF), the European Commission or any other successor governance or oversight body, or future changes adopted by such body, in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, and changes in the rules or methodologies in LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination, and, in certain situations, could result in LIBOR no longer being determined and published. If a published U.S. dollar LIBOR rate is unavailable after 2021, the interest rates on our debt which is indexed to LIBOR will be determined using various alternative methods, any of which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form. Further, the same costs and risks that may lead to the discontinuation or unavailability of U.S. dollar LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Any of these proposals or consequences could have a material adverse effect on our financing costs.
Item 1B Unresolved Staff Comments
None.

Item 2 Properties
The Company operates the major plants and facilities listed below, all of which are in adequate condition for their current usage. All facilities throughout the Company are believed to be adequately insured. The buildings are of various types of construction including brick, steel, concrete, concrete block and sheet metal. All have adequate transportation facilities for both raw materials and finished products. In September 2016, the Company sold its real estate properties previously owned in Tennessee, South Carolina, Texas and Ohio to Store Master Funding XII, LLC ("Store Funding") and concurrently leased back these real properties; see Note 10 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.
On February 28, 2017, BRISMET purchased certain stainless steel pipe and tube assets of MUSA in Munhall, PA ("MUSA-Stainless"). As part of this acquisition, BRISMET entered into a 15-month lease with the sellers for the current manufacturing facility. The lease was amended to extend the term of the lease to May 31, 2023. On July 1, 2018, BRISMET completed the MUSA-Galvanized acquisition. In connection with this acquisition, the Company entered into an Amended and Restated Master Lease Agreement (the “Master Lease”) on June 29, 2018, pursuant to which the Company will lease the Munhall, PA facility, purchased by Store Funding from MUSA for the remainder of the initial term of 20 years set forth in the Master Lease.
On January 1, 2019, ASTI completed the American Stainless acquisition. In connection with the acquisition, the Company and Store Funding entered into a second Amended and Restated Master Lease, pursuant to which the Company will lease the properties purchased by Store Funding from American Stainless on January 1, 2019, for the remainder of the initial term of 20 years set forth in the Master Lease.
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

Item 3 Legal Proceedings
For a discussion of legal proceedings, see Note 11 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.
Item 4 Mine Safety Disclosures
Not applicable.

PART II

Item 5 Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company had 409 common shareholders of record at March 4, 2020. The Company's common stock trades on the Nasdaq Global Market under the trading symbol SYNL. The Company's credit agreement restricts the payment of dividends indirectly through a minimum fixed charge coverage covenant. No dividends were declared or paid in 2019. The Company paid a $0.25 cash dividend on December 12, 2018 and a $0.13 cash dividend on November 6, 2017. The prices shown below are the high and low sales prices for the common stock for each full quarterly period in the last two fiscal years as quoted on the NASDAQ Global Market.

	2019		2018
Quarter	High	Low	High	Low
1st	$16.80	$12.45	$15.50	$12.11
2nd	19.65	14.00	21.35	13.63
3rd	17.17	16.25	24.80	19.20
4th	16.02	11.45	23.01	12.60
The information required by Item 201(d) of Regulation S-K is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

*$100 invested on 12/31/14 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Source: Russell Investment Group

Comparison of 5 Year Cumulative Total Return Graph

	12/14	12/15	12/16	12/17	12/18	12/19
Synalloy Corporation	$100.00	$40.62	$64.65	$79.82	$100.34	$78.09
Russell 2000	100.00	95.59	115.95	132.94	118.30	148.49
NASDAQ Non-Financial	100.00	100.93	104.49	135.77	127.88	173.66
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
Unregistered Sales of Equity Securities
Pursuant to the compensation arrangement with directors discussed under Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in this Form 10-K, on May 16, 2019, the Company issued an aggregate of 15,909 shares of restricted stock to non-employee directors in lieu of $304,000 of their annual cash retainer fees. Issuance of these shares was not registered under the Securities Act of 1933 based on the exemption provided by Section 4(a)(2) thereof because no public offering was involved.
The Company also issued 146,956 shares of common stock in 2019 to management and key employees that vested pursuant to the 2005 and 2015 Stock Awards Plans. Issuance of these shares was not registered under the Securities Act of 1933 based on the exemption provided by Section 4(a)(2) thereof because no public offering was involved.
Issuer Purchases of Equity Securities

Neither the Company, nor any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the 1934 Act) on behalf of the Company repurchased any of the Company's securities during the year ended December 31, 2019.

Item 6. Selected Financial Data

The selected financial data presented below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements (including the related notes thereto) contained elsewhere in this report.

(Dollar amounts in thousands, except per share data)	2019	2018	2017	2016	2015
Operations
Net sales	$305,168	$280,841	$201,148	$138,566	$175,460
Gross profit	30,773	51,237	28,081	16,904	25,319
Selling, general & administrative expense	32,627	27,691	24,875	22,673	21,938
Goodwill impairment	—	—	—	—	17,158
Operating (loss) income	(1,708)	21,237	2,057	(8,246)	(13,031)
Net (loss) income - continuing operations	(3,036)	13,097	1,341	(6,994)	(10,269)
Net (loss) - discontinued operations	—	—	—	(99)	(1,251)
Net (loss) income	(3,036)	13,097	1,341	(7,093)	(11,520)
Financial Position
Total assets	257,197	228,399	159,874	138,638	149,043
Working capital	106,537	130,233	74,396	64,868	58,310
Long-term debt, less current portion	71,554	76,405	25,914	8,804	23,410
Shareholders' equity	106,511	102,484	89,700	88,593	95,154
Financial Ratios
Current ratio	3.6:1	4.5:1	3.2:1	3.0:1	3.2:1
Gross profit to net sales	10%	18%	14%	12%	14%
Long-term debt to capital	41%	43%	22%	9%	20%
Return on average assets	(1)%	7%	1%	(4)%	(6)%
Return on average equity	(3)%	14%	2%	(7)%	(10)%
Per Share Data (Loss)/Income) – Diluted)
Net (loss) income - continuing operations	$(0.34)	$1.48	$0.15	$(0.81)	$(1.18)
Net (loss) - discontinued operations	—	—	—	(0.01)	(0.14)
Net (loss) income	(0.34)	1.48	0.15	(0.82)	(1.32)
Dividends declared and paid	—	0.25	0.13	—	0.30
Book value	11.86	11.54	10.28	10.22	11.02
Other Data
Depreciation and amortization	$11,064	$8,775	$7,738	$6,695	$6,634
Capital expenditures	4,537	7,355	5,279	3,044	10,905
Employees at year end	606	607	533	412	411
Shareholders of record at year end	410	442	488	527	540
Average shares outstanding - diluted	8,983	8,878	8,728	8,650	8,710
Stock Price
Price range of common stock
High	$19.65	$24.80	$15.30	$11.70	$18.49
Low	11.45	12.11	9.75	6.42	6.20
Close	12.91	16.59	13.40	10.95	6.88

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
During the years ended December 31, 2019 and December 31, 2018, adjustments of $0.2 million and $0.1 million, respectively, to inventory cost were required by our storage tank facility as lower demand for oil and gas products caused the net realizable value to fall below inventory cost for certain tanks.
Stainless steel, both in its raw material (coil or plate) or finished goods (pipe) state is purchased/sold using a base price plus an additional surcharge which is dependent on current nickel prices. As raw materials are purchased, it is priced to the Company based upon the surcharge at that date. When the selling price of the finished pipe is set for the customer, approximately three months later, the then-current nickel surcharge is used to determine the proper selling prices. A lower of cost or net realizable value ("LCNRV") adjustment is recorded when the Company's inventory cost, based upon a historical nickel price, is greater than the current selling price of that product due to a reduction in the nickel surcharge. During the years ended December 31, 2019 and December 31, 2018, no material LCNRV adjustments were required by our Metals Segment.
The Company establishes inventory reserves for:

•
Estimated obsolete or unmarketable inventory. As of December 31, 2019 and December 31, 2018, the Company identified inventory items with no sales or expected sales activity for finished goods or no usage for raw materials for a certain period of time. For those inventory items that are not currently being marketed and unable to be sold, a reserve was established for 100 percent of the inventory cost less any estimated scrap proceeds. The Company reserved $0.3 million at December 31, 2019 and December 31, 2018, respectively.

•
Estimated quantity losses. The Company performs an annual physical inventory during the fourth quarter each year. For those facilities that complete their physical inventory before the end of December, a reserve is established for the potential quantity losses that could occur subsequent to their physical. This reserve is based upon the most recent physical inventory results. At December 31, 2019 and December 31, 2018, the Company had $0.4 million reserved for expected physical inventory quantity losses.

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
When the quantitative approach is used, in making our determination of fair value of the reporting unit, we rely on the discounted cash flow method. This method uses projections of cash flows from the reporting unit. This approach requires significant judgments including the Company's projected net cash flows, the weighted average cost of capital used to discount the cash flows and terminal value assumptions. We derive these assumptions used in the testing from several sources. Many of these assumptions are derived from our internal budgets, which would include existing sales data based on current product lines and assumed production levels, manufacturing costs and product pricing. We believe that our internal forecasts are consistent with those that would be used by a potential buyer in valuing our reporting units. The Company performed the quantitative analysis during the fourth quarter of 2019 which resulted in no impairment of the goodwill recognized of $1.4 million for the Specialty Chemicals Segment or the goodwill recognized of $16.2 million for the Metals Segment for the year ended December 31, 2019.
Earn-Out Liabilities
In connection with the American Stainless acquisition on January 1, 2019, the Company is required to make quarterly earn-out payments to American Stainless for a period of three years following closing. Pursuant to the asset purchase agreement between ASTI and American Stainless, earn-out payments will equate to six and one-half percent (6.5 percent) of ASTI’s revenue over the three-year earn-out period. In determining the appropriate discount rate to apply to the contingent payments, the risk associated with the functional form of the earn-out, and the credit risk associated with the payment of the earn-out were all considered. The fair value of the contingent consideration was estimated by applying the probability weighted expected return method using management's estimates of pounds to be shipped and future price per unit. Changes to the fair value of the earn-out liability are determined each quarter-end and charged to income or expense in the “Earn-Out Adjustments” line item in the Consolidated Statements of Operations and Comprehensive Income
In connection with the MUSA-Galvanized acquisition on July 1, 2018, the Company is required to make quarterly earn-out payments to MUSA for a period of four years following closing, based on actual sales levels of galvanized pipe and tube. The fair value of the contingent consideration was estimated by applying the probability-weighted expected return method using management's estimates of pounds to be shipped and future price per unit. Changes to the fair value of the earn-out liability are determined each quarter-end and charged to income or expense in the “Earn-Out Adjustments” line item in the Consolidated Statements of Operations and Comprehensive Income.
In connection with the MUSA-Stainless acquisition on February 28, 2017, the Company is required to make quarterly earn-out payments to MUSA for a period of 4 years following closing, based on actual sales levels of stainless steel pipe and tube (outside diameter of 10 inches or less). The fair value of the contingent consideration was estimated by applying the Monte Carlo simulation approach using management's estimates of pounds shipped and future price per unit. Changes to the fair value of the earn-out liability are determined each quarter-end and charged to income or expense in the “Earn-Out Adjustments” line item in the Consolidated Statements of Operations and Comprehensive Income.
Liquidity and Capital Resources
The Company had cash flows generated by operating activities during 2019 that totaled $28.6 million; cash flows used in operating activities in 2018 totaled $21.2 million, a year-over-year increase of $49.9 million. The significant components of those results are as follows:

•
Net loss for 2019 was $3.0 million. Add backs for non-cash items include a) depreciation and amortization expense of $11.1 million and b) stock-based compensation expense of $2.1 million, while outflows for non-cash items include c) the earn-out adjustments of $0.7 million, and d) all other non-cash items of $0.8 million. The prior year amount includes net income of $13.1 million, plus add backs for non-cash items of a) depreciation and amortization of $8.8 million, b

) the earn-out adjustment of $1.4 million and c) an unrealized loss on investments in equity securities of $2.6 million.

•	Accounts receivable generated $9.7 million of cash from operations during 2019 as days outstanding decreased 10 days in 2019, decreasing from 52 days at the end of 2018 to 42 days at the end of 2019.

•
Inventory generated $20.0 million of cash from operations as inventory levels decreased in 2019. The year-over-year decrease was primarily related to efforts to balance inventory with projected business level. Inventory turns decreased 15% from 1.90 turns at December 31, 2018, calculated on a three-month average basis, to 1.62 turns at December 31, 2019.

•
Accounts payable used $5.3 million of cash from operations in 2019, excluding the American Stainless acquisition date payable, as increased levels of business activity, which would normally increase the accounts payable balance, were offset by a return to a more normalized accounts payable days outstanding of approximately 31 days at December 31, 2019 compared to 57 days at December 31, 2018.

•	Other operating assets and liabilities used $4.2 million of cash from operations in 2019.
In 2019, the Company's current assets decreased $20.4 million while current liabilities increased $3.3 million, from the year ended 2018 amounts, which caused working capital for 2019 to decrease by $23.7 million to $106.5 million from the 2018 total of $130.2 million. The current ratio for the year ended December 31, 2019, decreased to 3.6:1compared to the 2018 year-end ratio of 4.5:1.
The Company used cash from investing activities during 2019 of $25.7 million. The American Stainless acquisition during the first quarter 2019 used $21.9 million and the Company incurred capital asset purchases of $4.5 million. The Company used cash from financing activities during 2019 of $4.5 million as the Company borrowed funds during 2019 for the aforementioned acquisition and capital purchases partially offset by repayments of the line of credit.
On October 30, 2017, the Company amended its Credit Agreement with its bank to increase the limit of its asset-based line of credit (the "Line") by $20 million to a maximum of $65 million and extended the maturity date. Interest under the Credit Agreement is calculated using the One Month LIBOR Rate (as defined in the Credit Agreement), plus a pre-defined spread. Borrowings under the Credit Agreement are limited to an amount equal to a Borrowing Base calculation (as defined in the Credit Agreement) that includes eligible accounts receivable and inventory.
On June 29, 2018, the Company amended its Credit Agreement with its bank to increase the limit of the Line by $15 million to a maximum of $80 million. As a result of the amendment, the interest rate on the Line is now calculated using One Month LIBOR plus a spread of 1.65 percent. None of the other provisions of the Credit Agreement were changed as a result of this amendment.
On December 20, 2018, the Company amended its Credit Agreement with its bank to refinance and increase the Line from $80 million to $100 million and to create a new 5-year term loan in the principal amount of $20 million (the “Term Loan”). The Term Loan was used to finance the American Stainless acquisition (see Note 15 to the Consolidated Financial Statements).
The Company determined that each refinancing should be accounted for as a debt modification. The Company incurred lender and third party costs associated with the debt restructuring that were capitalized on the balance sheet while certain other third party costs were expensed.
Pursuant to the Credit Agreement, the Company was required to pledge all of its tangible and intangible properties, including the stock and membership interests of its subsidiaries. In the Credit Agreement, the Company's bank agreed to release its liens on the real estate properties covered by the Purchase and Sale Agreement with Store Funding, as described in Note 10.
Covenants under the amended Credit Agreement include maintaining a minimum fixed charge coverage ratio, maintaining a minimum tangible net worth, and a limitation on the Company’s maximum amount of capital expenditures per year. At December 31, 2019, the Company was in compliance with all debt covenants. The Company believes that its current liquidity position is sufficient to meet its needs going forward.
Results of Operations
Comparison of 2019 to 2018 – Consolidated
For the full-year 2019, net loss totaled $3.0 million, or $0.34 per diluted loss per share. This compared to full-year 2018 net income of $13.1 million, or $1.48 diluted earnings per share. For the fourth quarter of 2019 the Company recorded a net loss of $0.9 million, or $0.10 diluted loss per share. This compares to net income of $0.5 million, or $0.06 diluted earnings per share for fourth quarter of 2018.

The full-year and fourth quarter of 2019 were positively impacted by mark-to-market valuation gains on investments in equity securities totaling $1.9 million and $1.7 million, respectively, compared to a valuation losses of $2.6 million for the full year of 2018 and $2.1 million in the fourth quarter of 2018, respectively. The full-year and fourth quarter 2019 operating results include an operating profit of $3.0 million and $0.7 million, respectively, due to ASTI's operations which were acquired in the first quarter of 2019. The full-year and fourth quarter 2018 operating results include an operating profit of $65,000 and $96,000, respectively, due to Munhall-Galvanized's operations which were acquired in the third quarter of 2018.
Full-year 2019 consolidated gross profit decreased 40 percent to $30.8 million, or 10 percent of sales, compared to $51.2 million, or 18 percent of sales, in 2018. For the fourth quarter of 2019, consolidated gross profit was $7.0 million, a decrease of 32 percent from the fourth quarter of 2018 of $10.3 million. Consolidated gross profit was 10 percent of sales for the fourth quarter of 2019 and 14 percent of sales for the same period of 2018. The decreases in dollars and in percentage of sales were attributable to the Metals Segment as discussed in the Metals Segment Comparison of 2019 to 2018 below.
Consolidated selling, general and administrative expense for 2019 increased by $4.9 million to $32.6 million, or 11 percent of sales, compared to $27.7 million, or 10 percent of sales for 2018. These costs increased $0.4 million during the fourth quarter of 2019 to $7.7 million compared to $7.3 million for the same period of 2018 and were 11 percent of sales for the fourth quarter of 2019 compared to 10 percent of sales for the fourth quarter of 2018. The most significant dollar increase for both the full year and fourth quarter of 2019 when compared to the same periods of 2018 resulted from higher personnel costs due to annual merit increases and growth-related staffing increases ($1.6 million higher for the full year and $0.4 million higher for the fourth quarter); an increase in stock compensation expense related to the vesting of shares under the Company's Long-Term Incentive Program ($1.3 million higher for the full year and $0.1 million higher for the fourth quarter); and an increase in amortization expense ($1.1 million higher for the full year and $0.3 million higher for the fourth quarter). The inclusion of ASTI's selling, general and administrative expenses added $4.0 million for the year and $0.9 million for the fourth quarter. Because the American Stainless acquisition occurred in January of 2019, none of ASTI's selling, general, and administrative expenses were included in the prior year. The remainder of the increase for the year resulted primarily from:

•	Sales commissions related to higher sales ($0.7 million higher for the full year and $40,000 higher for the fourth quarter)

•	Higher professional fees related to work performed for the American Stainless acquisition ($0.5 million higher for the full year);
In addition, the Company incurred $1.9 million for one-time acquisition costs associated with the 2019 American Stainless acquisition, compared to $1.2 million of acquisition costs in 2018. These costs were $0.2 million and $0.3 million for the fourth quarters of 2019 and 2018, respectively. These items are discussed in greater detail in the respective sections below.
Comparison of 2018 to 2017 – Consolidated
For the full-year 2018, net income totaled $13.1 million, or $1.48 per diluted earnings per share. This compared to full-year 2017 net income of $1.3 million, or $0.15 diluted earnings per share. For the fourth quarter of 2018 the Company recorded net income of $0.5 million, or $0.06 diluted earnings per share. This compares to net income of $1.0 million, or $0.11 diluted earnings per share for fourth quarter of 2017.
The full-year and fourth quarter of 2018 were negatively impacted by mark-to-market valuation losses on investments in equity securities totaling $2.6 million and $2.1 million, respectively, compared to a valuation gain of $0.3 million for the full year of 2017 and no such gain or loss in the fourth quarter of 2017. The full-year and fourth quarter 2018 operating results include an operating profit of $65,000 and $96,000, respectively, due to Munhall-Galvanized's operations which were acquired in the third quarter 2018.
Full-year 2018 consolidated gross profit increased 82 percent to $51.2 million, or 18 percent of sales, compared to $28.1 million, or 14 percent of sales, in 2017. For the fourth quarter of 2018, consolidated gross profit was $10.3 million, an increase of 34 percent from the fourth quarter of 2017 of $7.7 million. Consolidated gross profit was 14 percent of sales for the fourth quarter of 2018 and 15 percent of sales for same period of 2017. The increases in dollars and in percentage of sales were attributable to the Metals Segment as discussed in the Metals Segment Comparison of 2018 to 2017 below.
Consolidated selling, general and administrative expense for 2018 increased by $2.8 million to $27.7 million, or 10 percent of sales, compared to $24.9 million, or 12 percent of sales for 2017. These costs increased $1.3 million during the fourth quarter of 2018 to $7.3 million compared to $6.0 million for the same period of 2017 and were 10 percent of sales for the fourth quarter of 2018 compared to 11 percent of sales for the fourth quarter of 2017. The most significant dollar increase for both the full year and fourth quarter of 2018 when compared to the same periods of 2017 resulted from higher incentive based bonuses, increases of $2.0 million and $0.5 million, respectively. The inclusion of Munhall-Galvanized's selling, general and administrative expenses for the second half and fourth quarter of 2018, added $0.3 million and $0.2 million, respectively. Because the MUSA-Galvanized acquisition occurred in July of 2018, none of Munhall-Galvanized's selling, general, and administrative expenses were included in the prior year. The Company also incurred lower lease expense of $0.4 million related to the inclusion of the Munhall facility into the Master Lease with Store Funding (see Note 10 to the Consolidated Financial Statements). The remainder of the increase for the year resulted primarily from:

•	Higher personnel costs due to annual merit increases and growth-related staffing increases ($0.8 million higher for the full year and $0.3 million higher for the fourth quarter);

•	Sales commissions related to higher sales ($0.2 million higher for the full year and $0.2 million higher for the fourth quarter)
In addition, the Company incurred $1.2 million for one-time acquisition costs associated with the 2018 MUSA-Galvanized acquisition and 2019 American Stainless acquisition, compared to $0.8 million of acquisition costs in 2017. These costs were $0.3 million and $13,000 for the fourth quarters of 2018 and 2017, respectively. These items will be discussed in greater detail in the respective sections below.
Metals Segment
The following table summarizes operating results from continuing operations for the three years indicated. Reference should be made to Note 13 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

	2019		2018		2017
(in thousands)	Amount	%	Amount	%	Amount	%
Net sales	$251,078	100.0%	$222,242	100.0%	$152,957	100.0%
Cost of goods sold	226,852	90.4%	178,766	80.4%	133,452	87.2%
Gross profit	24,226	9.6%	43,476	19.6%	19,505	12.8%
Selling, general and administrative expense	20,534	8.2%	15,932	7.2%	14,080	9.2%
(Gain) loss on sale-leaseback	—	—%	(240)	(0.1)%	(240)	(0.2)%
Operating income (loss)	$3,692	1.5%	$27,784	12.5%	$5,664	3.7%

Comparison of 2019 to 2018 - Metals Segment
The Metals Segment's net sales totaled $251.1 million for the full year of 2019, an increase of 13 percent compared to the same period of 2018. Net sales for the fourth quarter of 2019 totaled $55.4 million, a decrease of seven percent compared to the fourth quarter 2018 net sales of $59.4 million. Excluding net sales for ASTI (for the twelve months ended December 31, 2019) and Munhall-Galvanized (for the first six months of 2019), full-year 2019 sales decreased eight percent compared to the same period of 2018 and fourth quarter 2019 sales decreased 20 percent compared to the same period for 2018, primarily related to a 60% decline in storage tank and vessel sales, loss of value added Heavy Wall volume due to the disclosed outage starting in May 2019, as well as nickel and alloy related pricing declines compared to prior year.
Welded Pipe & Tube Operations net sales from continuing operations increased 21 percent and two percent for the full-year and fourth quarter of 2019, respectively, when compared to the same periods of the prior year. Excluding ASTI (for the twelve months ended December 31, 2019) and Munhall-Galvanized (for the first six months of 2019), net sales would have decreased nine percent and 16 percent for the full year and fourth quarter of 2019, respectively. The total sales increase for the year resulted from a 49 percent increase in unit volumes partially offset by a 18 percent decrease in average selling price. For the fourth quarter, unit volumes increased 17 percent while the average selling price decreased 12 percent for 2019 compared to 2018. The lower average selling price for the full-year was significantly impacted by the incremental sales of Munhall-Galvanized, as sales of that more commodity galvanized pipe and tube had an unfavorable effect on average selling prices. Excluding the impact of Munhall-Galvanized, the average selling price of stainless steel pipe and tube decreased 5 percent for the full year of 2019 compared to the full year of 2018, primarily due to declines in nickel and other alloy related surcharges that impacted realized sales prices.
Seamless heavy-wall carbon steel pipe and tube sales decreased six percent and five percent for the full-year and fourth quarter, respectively, of 2019 compared to the same periods of 2018. The full year sales decrease was comprised of a three percent decrease in unit volumes combined with a three percent decrease in average selling price. For the fourth quarter, unit volumes increased seven percent while average selling prices decreased 11 percent. Lower pricing was primarily due to product mix and lessening impact of tariff pricing supports in the market, but was also impacted by the overhang of excessive distributor inventories, slowing market demand and reduced mill pricing.
Storage tank sales decreased nine percent and 60 percent for the full-year and fourth quarter, respectively, of 2019 when compared to the same periods for the prior year. The full-year decrease was comprised of a 22.5 percent increase in the average selling price, offset by a 25 percent decline in the number of tanks sold. As of December 31, 2019, backlog for storage tanks totaled $5.8 million, a decrease of 72 percent over levels as of December 31, 2018. For the fourth quarter, the storage tank sales decrease resulted from a 59 percent decrease in the number of tanks sold combined with a 3.5 percent increase in average selling price. The decrease in both sales levels and backlog is attributable to a significant retrenchment in completion of wells in the Permian Basin during the fourth quarter, as well as stagnant oil prices that are down 20.1 percent from early in the fourth quarter of 2018 and have seen no significant rebound in 2019.
The Metals Segment's operating income decreased $24.1 million to $3.7 million for the full-year 2019 compared to operating income of $27.8 million for 2018. Fourth quarter 2019 operating income decreased $4.1 million to $0.6 million compared to operating income of $4.7 million for the fourth quarter of 2018. Current year operating results were affected by the following factors:

•
The addition of ASTI operations as noted above. The full-year 2019 and fourth quarter of 2019 operating results includes $3.0 million and $0.7 million, respectively, for ASTI operations. These amounts do not reflect the earn-out adjustment for the year since that expense is not included in the Metals Segment's operating results.

•
Nickel prices and resulting surcharges for 304 and 316 alloys experienced significant increases and decreases during 2019, with the net result being significant margin reduction as inventories bought at higher surcharge levels were sold during declining pricing periods. As a result, the full year of 2019 generated a net unfavorable operating impact of $6.4 million related to metal pricing, compared to a period of significantly more favorable indexed nickel prices overall in 2018, which generated metal pricing gains of $5.0 million.

•	Year over year changes in volume, pricing and product mix in welded pipe and tube, as noted above, combined for a $13.4 million decline in operating profit margins in 2019 compared to 2018.

•	Operating income from seamless carbon pipe and tube showed a decline of $2.4 million related to lower volume and pricing noted above.
Selling, general and administrative expense increased $4.6 million, or 29 percent, for the full-year 2019 when compared to 2018. This expense category was 8 percent of sales for 2019 and 7 percent of sales for 2018. For the fourth quarter, selling, general and administrative expense was $5.1 million (9 percent of sales) in 2019, an increase of $1.0 million from $4.1 million (7 percent of sales) for the same period of 2018. The dollar increase for both the year and fourth quarter of 2019 when compared to the same periods of 2018 were impacted by the inclusion of ASTI's selling, general and administrative expenses. Because the American Stainless acquisition occurred in January of 2019, none of ASTI's selling, general and administrative expenses were included in the prior year. This accounted for $4.0 million and $0.9 million of the full-year and fourth quarter increase in selling, general and administrative costs for 2019. The remaining changes in selling, general and administrative expense resulted from:

•	Allocated administrative costs (higher by $1.3 million and $0.2 million for the full-year and fourth quarter, respectively);

•	Lower incentive bonus expense on a full-year basis by $1.2 million;

•	Compensation expenses primarily related to merit increases (higher by $0.2 million on a full-year basis); and

•	Lower amortization expense (lower by $60,000 and $25,000 for the full-year and fourth quarter, respectively)
Comparison of 2018 to 2017 - Metals Segment
The Metals Segment's net sales totaled $222.2 million for the full year of 2018, an increase of 45 percent compared to the same period of 2017. Net sales for the fourth quarter of 2018 totaled $59.4 million, an increase of 44 percent compared to the fourth quarter 2017 net sales of $41.1 million. Excluding Munhall-Galvanized, acquired in the third quarter of 2018, full-year 2018 sales increased 38 percent compared to the same period of 2017 and fourth quarter 2018 sales were 31 percent greater than the same period for 2017.
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
The Metals Segment's operating income increased $22.1 million to $27.8 million for the full-year 2018 compared to operating income of $5.7 million for 2017. Fourth quarter 2018 operating income increased $1.7 million to $4.7 million compared to operating income of $3.0 million for the fourth quarter of 2017. Current year operating results were affected by the following factors:

•
The addition of Munhall-Galvanized operations as noted above. The full-year 2018 and fourth quarter of 2018 operating results includes $65,000 and $95,000, respectively, for Munhall-Galvanized operations. These amounts do not reflect the earn-out adjustment for the year since that expense is not included in the Metals Segment's operating results.

•
Nickel prices and resulting surcharges for 304 and 316 alloys ended the fourth quarter of 2018 lower than the previous quarter, with surcharges for both alloys decreasing by $0.11 and $0.13 per pound, respectively; average nickel prices for the quarter generated a net unfavorable operating impact of $0.2 million related to metal pricing, compared to an unfavorable net impact of $1.0 million for the fourth quarter of 2017. The current quarter’s metal price change loss brought the full year metal price change gain to $5.0 million, compared to the full year 2017 metal price change loss of $2.6 million.

•	Year over year changes in volume, pricing and product mix, as noted above, combined for a 53 percent improvement in gross profit margins in 2018 compared to 2017.

•	Operating income from seamless carbon pipe and tube showed a significant 246 percent improvement over the prior year.
Selling, general and administrative expense increased $1.9 million, or 13 percent, for the full-year 2018 when compared to 2017. This expense category was seven percent of sales for 2018 and nine percent of sales for 2017. For the fourth quarter, selling, general and administrative expense was $4.1 million (seven percent of sales) in 2018, an increase of $0.7 million from $3.4 million (eight percent of sales) for the same period of 2017. The dollar increase for both the year and fourth quarter of 2018 when compared to the same periods of 2017 were impacted by the inclusion of Munhall-Galvanized's selling, general and administrative expenses. Because the MUSA-Galvanized acquisition occurred in July of 2018, none of Munhall-Galvanized's selling, general and administrative expenses were included in the prior year. This accounted for $0.3 million and $0.2 million of the full-year and fourth quarter increase in selling, general and administrative costs for 2018. The remaining changes in selling, general and administrative expense resulted from:

•	Higher incentive bonus expense ($1.2 million higher and $0.2 million higher for the full-year and fourth quarter, respectively);

•
Lower lease expenses related to the inclusion of the Munhall facility into the Master Lease with Store Funding ($0.4 million lower for the full year - see Note 10 to the Consolidated Financial Statements);

•	Allocated administrative costs (higher by $0.4 million and $96,000 for the full-year and fourth quarter, respectively);

•
Compensation expenses primarily related to merit increases and higher direct sales headcount (higher by $0.7 million and $0.3 million for the full-year and fourth quarter, respectively), which were offset by lower commissions on a full year basis by $0.3 million;

•	Higher travel costs (higher by $0.2 million and $67,000 for the full-year and fourth quarter, respectively);

•	Higher bad debt expense (higher by $0.2 million and $0.2 million for full-year and fourth quarter, respectively); and

•	Lower amortization expense (lower by $63,000 and $10,000 for the full-year and fourth quarter, respectively)
Specialty Chemicals Segment
The following tables summarize operating results for the three years indicated. Reference should be made to Note 13 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

	2019		2018		2017
(in thousands)	Amount	%	Amount	%	Amount	%
Net sales	$54,090	100.0%	$58,599	100.0%	$48,191	100.0%
Cost of goods sold	46,983	86.9%	50,393	86.0%	39,217	81.4%
Gross profit	7,107	13.1%	8,206	14.0%	8,974	18.6%
Selling, general and administrative expense	4,296	7.9%	4,327	7.4%	4,679	9.7%
(Gain) loss on sale-leaseback	—	—%	(95)	(0.2)%	(95)	(0.2)%
Operating income	$2,811	5.2%	$3,974	6.8%	$4,390	9.1%

Comparison of 2019 to 2018 – Specialty Chemicals Segment
Sales for the Specialty Chemicals Segment decreased by 8 percent, or $4.5 million, to $54.1 million for 2019 compared to $58.6 million in 2018. For the fourth quarter of 2019, sales were $12.6 million, representing a 5.5 percent decrease from $13.3 million for the same quarter of 2018. For the full year, overall shipped pounds were up three percent on stable volume for contract manufactured products and an eight percent increase in tolled products. For the fourth quarter of 2019, pounds shipped decreased four percent. Overall selling prices decreased 10 percent and one percent for the full-year and fourth quarter, respectively, of 2019 compared to the same periods of 2018. Net sales were unfavorably impacted during the full year of 2019 from non-repeat of $2.4 million in opportunistic 2018 asphalt related sales, lower pass-through pricing on lower cost raw materials of $0.8 million, lower conversion revenue of approximately $0.6 million on higher levels of tolled versus full priced product sales, and $0.7 million in lower fourth quarter 2019 sales related to retrenchment in purchases to manage year-end working capital.
The Specialty Chemicals Segment's operating income for the full-year of 2019 decreased 29 percent to $2.8 million. The fourth quarter of 2019 decreased 35 percent from the prior year quarter to $0.4 million. During 2019, gross profit margin held relatively steady to previous 2018 levels, at 13 percent versus 14 percent, respectively. Lower profit in 2019 is primarily related to lost contribution of approximately $0.9 million on lost asphalt and other sales noted above, as well as a $0.3 million benefit in 2018 from a legal claim settlement that did not repeat in 2019.
Selling, general and administrative expense decreased $30,584 or 0.7 percent, to $4.30 million in 2019 when compared to 2018 expense of $4.33 million, which represented 8 percent of sales and 7 percent of sales, respectively. For the fourth quarter, selling, general and administrative expense was $1.0 million (8 percent of sales) in 2019, a decrease of $0.1 million when compared to $1.1 million (8 percent of sales) for the same period of 2018.
The full-year decreases in selling, general and administrative expenses resulted from:

•	Lower sales commissions ($0.3 million and $0.1 million lower for the full-year and fourth quarter, respectively);

•	Lower incentive based bonuses ($0.1 million and $38,500 lower for the full-year and fourth quarter, respectively);
The full-year decreases were offset by:

•	Higher wages and benefits ($62,000 and $13,000 higher for the full-year and fourth quarter, respectively); and

•	Higher professional fees and allocated expenses ($0.3 million and $56,000 higher for the full-year and fourth quarter, respectively).

Comparison of 2018 to 2017 – Specialty Chemicals Segment
Sales for the Specialty Chemicals Segment increased by 22 percent or $10.4 million to $58.6 million for 2018 compared to $48.2 million in 2017. For the fourth quarter of 2018, sales were $13.3 million, representing a 14 percent increase from $11.7 million for the same quarter of 2017. Pounds shipped during the full-year decreased by one percent for 2018 compared to 2017. For the fourth quarter of 2018, pounds shipped increased eight percent. Overall selling prices increased 23 percent and six percent for the full-year and fourth quarter, respectively, of 2018 compared to the same periods of 2017. Net sales were favorably impacted during the full year and fourth quarter of 2018 from the initial ramp up of seven significant customers, a new fire retardant and new asphalt additive customers at our subsidiary, CRI Tolling (a one-time sourcing not planned to repeat in 2019), two new oil and gas customers and two new pulp/paper customers at our subsidiary, MC, and a new product launch from an existing customer at MC.
The Specialty Chemicals Segment's operating income for the full-year of 2018 decreased nine percent to $4.0 million. The fourth quarter of 2018 increased 10 percent from the prior year quarter to $0.6 million. While the fourth quarter showed modest improvement, the full second-half 2018 operating income results outperformed the prior year second-half by $0.3 million, or 15 percent. During the second half of 2018, margins were realigned as new higher margin products were added to the portfolio. However, that strong second-half performance could not overcome a first-half shortfall of $0.7 million, or 26 percent, compared to the prior year , yielding a net decline on both a dollar basis and operating margin percent basis for the full-year.
Selling, general and administrative expense decreased $0.4 million or seven percent, to $4.3 million in 2018 when compared to 2017 expense of $4.7 million, which represented seven percent of sales and ten percent of sales, respectively. For the fourth quarter, selling, general and administrative expense was $1.1 million (eight percent of sales) in 2018, an increase of $0.2 million when compared to $0.9 million (seven percent of sales) for the same period of 2017.
The full-year decreases in selling, general and administrative expenses resulted from:

•	Lower wages and benefits in 2018 ($0.2 million and $38,000 lower for the full-year and fourth quarter, respectively);

•	Lower professional fees and allocated expenses ($0.4 million and $0.1 million lower for the full-year and fourth quarter, respectively);

•	Lower bad debt expenses ($0.2 million and $15,000 lower for the full-year and fourth quarter, respectively); and

•	A $0.3 million gain related to a legal settlement in 2018;
The full-year decreases were offset by:

•	Higher sales commissions ($0.5 million and $0.2 million higher for the full-year and fourth quarter, respectively); and

•	Higher incentive based bonuses ($0.3 million and $0.2 million higher for the full-year and fourth quarter, respectively).
Comparison of 2019 to 2018 - Corporate
Corporate expenses increased $0.5 million to $8.4 million, or three percent of sales, in 2019 up from $7.9 million, three percent of sales, in 2018. The full-year increase resulted primarily from:

•	Three year Long-Term Incentive Plan performance shares were accrued in the current year, at a cost of $0.7 million;

•	Professional fees increased by $0.5 million from the prior year resulting from higher audit and banking fees in the current year;
The full-year increases were partially offset by:

•	Lower unallocated acquisition costs of $0.7 million related to the American Stainless acquisition, which transaction closed on January 1, 2019.
Interest expense was $3.8 million and $2.2 million for the full-years of 2019 and 2018, respectively. The increase was primarily related to higher average debt outstanding in the full year of 2019, as additional borrowings were primarily related to funds borrowed related to the January 1 American Stainless acquisition, offset during the year by almost $17 million in net inventory and other working capital reductions.
Comparison of 2018 to 2017 - Corporate
Corporate expenses increased $1.4 million to $7.9 million, or three percent of sales, in 2018 up from $6.5 million, three percent of sales, in 2017. The full-year increase resulted primarily from:

•	Performance based bonuses increased $0.5 million from the prior year. Pre-defined Adjusted EBITDA targets were achieved in both 2018 and 2017;

•
Acquisition costs increased $0.4 million from the prior year due to the MUSA-Galvanized acquisition in the third quarter of 2018 (see Note 15 to the Consolidated Financial Statements), as well as fourth quarter costs incurred due to the American Stainless acquisition, which transaction closed on January 1, 2019 (see Note 15 to the Consolidated Financial Statements); and

•	Personnel costs were $0.3 million higher as a result of normal annual rate increases;
Interest expense was $2.2 million and $1.0 million for the full-years of 2018 and 2017, respectively. The increase was primarily related to higher average debt outstanding in the fourth quarter and full year of 2018, as additional borrowings were primarily related to acquisitions and to support working capital requirements associated with increased business activity.
Contractual Obligations and Other Commitments:
As of December 31, 2019, the Company's contractual obligations and other commitments were as follows:

		Payment Obligations for the Year Ended
(in thousands)	Total	2020	2021	2022	2023	2024	Thereafter
Obligations:
Revolving credit facility	$59,221	$—	$59,221	$—	$—	$—	$—
Term loans	16,333	4,000	4,000	4,000	4,000	333	—
Interest on bank debt	7,775	3,798	3,651	234	86	6	—
Finance lease	603	275	316	12	—	—	—
Operating leases	66,622	3,562	3,635	3,673	3,563	3,635	48,554
Total	$150,554	$11,635	$70,823	$7,919	$7,649	$3,974	$48,554

Current Conditions and Outlook

The Company has limited visibility on the direction of the manufacturing economy in 2020. Trade with China remains an issue as does the outcome of the Presidential election. Capital spending is under pressure, particularly in the energy markets. We do not expect a recession in 2020, but we do anticipate a period of flat to softening demand across our more industrial focused markets. With this backdrop, over the last 60 days of 2019, we initiated a cost cutting program across the entire Company. In addition to the work done at our vessel storage business in the fourth quarter, the Company implemented over $6 million in annual cost savings, which will be fully realized in 2020. The cost reductions cover everything from personnel, raw materials, other manufacturing costs and professional services.
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

Fair value of the Company's debt obligations at December 31, 2019, which approximated the recorded value, consisted of:

•	$59.2 million under a revolving line of credit with an availability of $13.4 million, expiring on December 20, 2021 with a variable interest rate of 3.50 percent.

•	$16.3 million under a term loan, expiring January 1, 2024 with a variable interest rate of 3.69 percent.

•
An interest rate swap contract with a notional amount of $6.0 million which fixes the term loan interest rate at 3.74 percent. The fair value of the interest rate swap contract was an asset to the Company of $6,088.

The Company occasionally hedges its nickel exposure to provide coverage against extreme downside product pricing exposure related to the content of nickel alloy contained in purchased stainless steel inventory. The sales price of stainless steel product

(containing nickel alloy) is subject to a variable pricing component for alloys (nickel, chrome, molybdenum and iron) contained in the product. At December 31, 2019, the Company had no such hedge contracts in place.

Management's Annual Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management has excluded the ASTI facilities operations (acquired in the American Stainless acquisition) from its assessment of internal control over financial reporting as of December 31, 2019 because this material acquisition closed in the first quarter of 2019. Total assets of $26.8 million and total revenue of $34.5 million associated with the ASTI facility represent approximately 14 percent of the related financial statement amounts of the Metals Segment as of, and for the year ended, December 31, 2019.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies may deteriorate.
Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2019 using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control-Integrated Framework (COSO 2013). Based on that evaluation, management believes the Company's internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2019, has been audited by KPMG LLP, an independent registered public accounting firm, which also audited the Company's Consolidated Financial Statements for the year ended December 31, 2019. KPMG LLP's report on the Company's internal control over financial reporting is set forth below.

Changes in Internal Control Over Financial Reporting
There was no change in the Company's internal control over financial reporting that occurred during the Company's fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company believes that its disclosure controls and procedures were operating effectively as of December 31, 2019.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Synalloy Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Synalloy Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes and financial statement Schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 6, 2020, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases effective January 1, 2019, due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 842, Leases.
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
March 6, 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Synalloy Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited Synalloy Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement Schedule II (collectively, the consolidated financial statements), and our report dated March 6, 2020 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired American Stainless Tubing, Inc. (American Stainless) during 2019, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2019, American Stainless' internal control over financial reporting associated with total assets of $26.8 million and total revenues of $34.5 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2019. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of American Stainless.
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
/s/ KPMG LLP

Richmond, Virginia
March 6, 2020

Item 8 Financial Statements and Supplementary Data

SYNALLOY CORPORATION
Consolidated Balance Sheets
As of December 31, 2019 and 2018
(in thousands, except par value and share data)

	2019	2018
Assets
Current assets
Cash and cash equivalents	$626	$2,220
Accounts receivable, net	35,074	41,065
Inventories, net
Raw materials	42,643	59,779
Work-in-process	17,354	21,034
Finished goods	38,189	33,389
Total inventories, net	98,186	114,202
Prepaid expenses and other current assets	13,229	9,983
Total current assets	147,115	167,470

Property, plant and equipment, net	40,690	40,925
Right-of-use assets, operating leases, net	35,772	—
Goodwill	17,558	9,800
Intangible assets, net	15,714	9,696
Deferred charges, net and other non-current assets	348	508

Total assets	$257,197	$228,399

Liabilities and Shareholders' equity
Current liabilities
Accounts payable	$21,150	$25,074
Accrued expenses	11,613	12,163
Current portion of long-term debt	4,000	—
Current portion of operating lease liabilities	3,562	—
Current portion of finance lease liabilities	253	—
Total current liabilities	40,578	37,237

Long-term debt	71,554	76,405
Long-term portion of earn-out liability	3,578	4,704
Long-term portion of operating lease liabilities	33,723	—
Long-term portion of finance lease liabilities	336	—
Long-term deferred sale-leaseback gain	—	5,599
Deferred income taxes	790	253
Other long-term liabilities	127	1,717

Shareholders' equity
Common stock, par value $1 per share - authorized 24,000,000 shares; issued 10,300,000 shares	10,300	10,300
Capital in excess of par value	37,407	36,521
Retained earnings	70,552	68,965
Accumulated other comprehensive loss	—	—
	118,259	115,786
Less cost of common stock in treasury - 1,257,784 and 1,424,279 shares, respectively	11,748	13,302
Total shareholders' equity	106,511	102,484
Commitments and contingencies – see Note 11

Total liabilities and shareholders' equity	$257,197	$228,399
 See accompanying notes to consolidated financial statements.

	2019	2018	2017
Net sales	$305,168	$280,841	$201,148

Cost of sales	274,395	229,604	173,067

Gross profit	30,773	51,237	28,081

Selling, general and administrative expense	32,627	27,691	24,875
Acquisition related costs	601	1,212	795
Earn-out adjustments	(747)	1,431	688
Gain on sale-leaseback	—	(334)	(334)
Operating (loss) income	(1,708)	21,237	2,057
Other (income) and expense
Interest expense	3,818	2,211	985
Change in fair value of interest rate swap	141	(20)	(96)
Other, net	(1,904)	2,573	(310)
(Loss) Income before income taxes	(3,763)	16,473	1,478
(Benefit from) provision for income taxes	(727)	3,376	137
Net (loss) income	(3,036)	13,097	1,341
Other comprehensive (loss) income, net of tax:
Unrealized gains on available for sale securities, net	—	—	355
Reclassification adjustment for gains included in net income, net	—	—	(366)
Comprehensive (loss) income	$(3,036)	$13,097	$1,330

Net (loss) income per common share:
Basic	$(0.34)	$1.49	$0.15
Diluted	$(0.34)	$1.48	$0.15

Weighted average number of common shares outstanding:
Basic	8,983	8,806	8,705
Diluted	8,983	8,878	8,728
See accompanying notes to consolidated financial statements.

SYNALLOY CORPORATION
Consolidated Statements of Shareholders' Equity
For the years ended December 31, 2019, 2018 and 2017
(in thousands, except share and per share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Cost of Common Stock in Treasury	Total
Balance at December 31, 2016	$10,300	$34,714	$57,937	$—	$(14,358)	$88,593

Net income	—	—	1,341	—	—	1,341
Other comprehensive loss	—	—	—	(11)	—	(11)
Payment of dividends, $0.13 per share	—	—	(1,149)	—	—	(1,149)
Stock options exercised for 5,389 shares, net	—	68	—	—	(68)	—
Issuance of 58,532 shares of common stock from the treasury	—	(227)	—	—	515	288
Stock-based compensation expense	—	638	—	—	—	638
Balance at December 31, 2017	$10,300	$35,193	$58,129	$(11)	$(13,911)	$89,700

Net income	—	—	13,097	—	—	13,097
Cumulative adjustment due to adoption of ASU 2016-01	—	—	(11)	11	—	—
Payment of dividends, $0.25 per share	—	—	(2,250)	—	—	(2,250)
Issuance of 66,632 shares of common stock from the treasury	—	(317)	—	—	593	276
Stock options exercised for 31,488 shares, net	—	247	—	—	(396)	(149)
Stock-based compensation expense	—	827	—	—	—	827
Issuance of 44,378 shares in connection with at-the-market offering	—	571	—	—	412	983
Balance at December 31, 2018	$10,300	$36,521	$68,965	$—	$(13,302)	$102,484

Net loss	—	—	(3,036)	—	—	(3,036)
Cumulative-effect adjustment related to ASU 2016-02, net of tax	—		4,623	—		4,623
Issuance of 162,869 shares of common stock from the treasury	—	(1,217)	—	—	1,521	304
Stock options exercised for 3,628 shares, net	—	12	—	—	33	45
Stock-based compensation expense	—	2,091	—	—	—	2,091
Balance at December 31, 2019	$10,300	$37,407	$70,552	$—	$(11,748)	$106,511
See accompanying notes to consolidated financial statements.

SYNALLOY CORPORATION
Consolidated Statement of Cash Flows
For the years ended December 31, 2019, 2018 and 2017
(in thousands)

	2019	2018	2017
Operating activities
Net (loss) income	$(3,036)	$13,097	$1,341
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	7,578	6,412	5,295
Amortization expense	3,486	2,363	2,443
Amortization of debt issuance costs	160	132	60
Unrealized (gain) loss on equity securities	(1,547)	2,573	—
Deferred income taxes	(773)	(383)	(1,037)
Gain on sale of available for sale securities	(326)	—	(310)
Earn-out adjustments	(747)	1,431	688
Payments of earn-out liabilities in excess of acquisition date fair value	(448)	(194)	—
(Reduction of) provision for losses on accounts receivable	(171)	240	202
Provision for losses on inventories	1,617	1,828	1,196
(Gain) loss on sale of property, plant and equipment	(50)	(18)	25
Amortization of deferred gain on sale-leaseback	—	(334)	(334)
Noncash lease expense	560	445	397
Change in fair value of interest rate swap	(141)	(20)	(96)
Issuance of treasury stock for director fees	304	276	288
Stock-based compensation expense	2,091	827	638
Changes in operating assets and liabilities:
Accounts receivable	9,696	(10,413)	(10,877)
Inventories	19,962	(41,157)	(7,088)
Other assets and liabilities	179	(1,524)	11,230
Accounts payable	(5,323)	(234)	7,572
Accrued expenses	(3,317)	2,093	(9,424)
Accrued income taxes	(1,114)	1,339	26
Net cash provided by (used in) operating activities	28,640	(21,221)	2,235
Investing activities
Purchases of property, plant and equipment	(4,537)	(7,355)	(5,279)
Proceeds from sale of property, plant and equipment	189	—	73
Purchases of equity securities	(544)	(4,970)	(4,383)
Proceeds from sale of available for sale securities	1,092	—	4,142
Acquisition of the stainless pipe and tube assets of Marcegaglia USA, Inc. ("MUSA")	—	—	(11,953)
Acquisition of the galvanized pipe and tube assets of MUSA	—	(10,378)	—
Acquisition of ASTI	(21,895)	—	—
Net cash (used in) provided by investing activities	(25,695)	(22,703)	(17,400)
Financing activities
(Repayments) borrowings from line of credit	(17,185)	50,492	17,109
Borrowings from term loan	20,000	—	—
Net proceeds from at-the-market offering	—	983	—
Payments on long-term debt	(3,666)	—	—
Principal payments on finance lease obligations	(106)	(337)	(125)
Payments on earn-out liabilities	(3,627)	(2,261)	(518)
Payments of debt issuance costs	—	(383)	(200)
Proceeds from exercised stock options	45	142	—
Dividends paid	—	(2,215)	(1,149)
Tax withholdings related to net share settlements of exercised stock options	—	(291)	—
Net cash (used in) provided by financing activities	(4,539)	46,130	15,117
(Decrease) increase in cash and cash equivalents	(1,594)	2,206	(48)
Cash and cash equivalents at beginning of year	2,220	14	62
Cash and cash equivalents at end of year	$626	$2,220	$14
See accompanying notes to consolidated financial statements.

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
Note 1: Summary of Significant Accounting Policies
Description of Business
Synalloy Corporation (the "Company") was incorporated in Delaware in 1958 as the successor to a chemical manufacturing business founded in 1945. Its charter is perpetual. The name was changed on July 31, 1967 from Blackman Uhler Industries, Inc. The Company's executive office is located at 4510 Cox Road, Suite 201, Richmond, Virginia 23060.
The Company's business is divided into two reportable operating segments, the Metals Segment and the Specialty Chemicals Segment. As of December 31, 2019, the Metals Segment operated as three reportable units including Welded Pipe & Tube Operations, a unit that includes Bristol Metals, LLC ("BRISMET") and American Stainless Tubing, LLC ("ASTI"), which began operations effective January 1, 2019 pursuant to our acquisition of substantially all of the assets of American Stainless Tubing, Inc. ("American Stainless") (see Note 15 to the Consolidated Financial Statements), Palmer of Texas Tanks, Inc. ("Palmer"), and Specialty Pipe & Tube, Inc. ("Specialty"). Welded Pipe & Tube Operations manufactures stainless steel, galvanized, ornamental stainless steel tubing, and other alloy pipe and tube, Palmer manufactures liquid storage solutions and separation equipment and Specialty is a master distributor of seamless carbon pipe and tube. The Specialty Chemicals Segment operates as one reportable unit and is comprised of MC and CRI Tolling, and produces specialty chemicals.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. The Metals Segment is comprised of four subsidiaries: Synalloy Metals, Inc. which owns 100 percent of BRISMET, located in Bristol, Tennessee and Munhall, Pennsylvania; ASTI, located in Troutman and Statesville, North Carolina; Palmer, located in Andrews, Texas and Specialty, located in Mineral Ridge, Ohio and Houston, Texas. The Specialty Chemicals Segment consists of two subsidiaries: MS&C which owns 100 percent of MC, located in Cleveland, Tennessee and CRI Tolling, located in Fountain Inn, South Carolina. All significant intercompany transactions have been eliminated.
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
In addition, the Company establishes inventory reserves for:

•
Estimated obsolete or unmarketable inventory. The Company identified inventory items with no sales activity for finished goods or no usage for raw materials for a certain period of time. For those inventory items not currently being marketed and unable to be sold, a reserve was established for 100 percent of the inventory cost less any estimated scrap proceeds. The Company reserved $0.3 million at December 31, 2019 and December 31, 2018, respectively.

•
Estimated quantity losses. The Company performs an annual physical count of inventory during the fourth quarter each year. For those facilities that complete their physical inventory counts before the end of December, a reserve is established for the potential quantity losses that could occur subsequent to their physical inventory. This reserve is based upon the

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

most recent physical inventory results. At December 31, 2019 and December 31, 2018, the Company had $0.4 million reserved for physical inventory quantity losses.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful life of the assets. Leasehold improvements are depreciated over the shorter of their useful lives or the remaining non-cancellable lease term, buildings are depreciated over a range of 10 years to 40 years, and machinery, fixtures and equipment are depreciated over a range of three years to 20 years. The costs of software licenses are amortized over five years using the straight-line method. The Company continually reviews the recoverability of the carrying value of long-lived assets. The Company also reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. When the future undiscounted cash flows of the operation to which the assets relate do not exceed the carrying value of the asset, the assets are written down to fair value.
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
Goodwill, Intangible Assets and Deferred Charges
Goodwill, arising from the excess of purchase price over fair value of net assets of businesses acquired, is not amortized but is reviewed annually, at the reporting unit level, in the fourth quarter for impairment and whenever events or circumstances indicate that the carrying value may not be recoverable. No goodwill impairment was identified as a result of the testing procedures performed for the years ended December 31, 2019 and December 31, 2018.
Intangible assets represent the fair value of intellectual, non-physical assets resulting from business acquisitions. Deferred charges represent other intangible assets and debt issuance costs. Intangible assets are amortized over their estimated useful lives using either an accelerated or straight-line method. Deferred charges are amortized over their estimated useful lives using the straight-line method. Deferred charges are amortized over a period ranging from three to 10 years and intangible assets are amortized over a period ranging from eight to 15 years. The weighted average amortization period for the customer relationships is approximately thirteen years.
Deferred charges and intangible assets totaled $32.6 million and $23.2 million at December 31, 2019 and December 31, 2018, respectively. Accumulated amortization of deferred charges and intangible assets as of December 31, 2019 and December 31, 2018 totaled $16.6 million and $13.0 million, respectively.
Estimated amortization expense for the next five fiscal years based on existing intangible assets, excluding deferred charges is as follows:

(in thousands)
2020	3,238
2021	3,051
2022	2,741
2023	1,200
2024	1,043
Thereafter	4,442
The Company recorded amortization expense of $3.5 million for 2019 and $2.4 million for 2018 and 2017, respectively, which excludes amortization expense of debt issuance costs, which is reflected in the consolidated financial statements as interest expense.

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

Earn-Out Liability
In connection with the MUSA-Stainless acquisition on February 28, 2017, the Company is required to make quarterly earn-out payments to MUSA for a period of four years following closing, based on actual sales levels of stainless steel pipe and tube (outside diameter of 10 inches or less). The fair value of the contingent consideration was estimated by applying the Monte Carlo simulation approach using management's estimates of pounds shipped and future price per unit. Changes to the fair value of the earn-out liability are determined each quarter-end and charged to income or expense in the “Earn-Out Adjustments” line item in the Consolidated Statements of Operations and Comprehensive Income.
In connection with the MUSA-Galvanized acquisition on July 1, 2018, the Company is required to make quarterly earn-out payments to MUSA for a period of four years following closing, based on actual sales levels of galvanized pipe and tube. The fair value of the contingent consideration was estimated by applying the probability-weighted expected return method using management's estimates of pounds to be shipped and future price per unit. Changes to the fair value of the earn-out liability are determined each quarter-end and charged to income or expense in the “Earn-Out Adjustments” line item in the Consolidated Statements of Operations and Comprehensive Income.
In connection with the American Stainless acquisition on January 1, 2019, the Company is required to make quarterly earn-out payments to American Stainless for a period of three years following closing. Pursuant to the asset purchase agreement between ASTI and American Stainless, earn-out payments will equate to six and one-half percent (6.5 percent) of ASTI’s revenue over the three-year earn-out period. In determining the appropriate discount rate to apply to the contingent payments, the risk associated with the functional form of the earn-out, and the credit risk associated with the payment of the earn-out were all considered. The fair value of the contingent consideration was estimated by applying the probability weighted expected return method using management's estimates of pounds to be shipped and future price per unit. Changes to the fair value of the earn-out liability are determined each quarter-end and charged to income or expense in the “Earn-Out Adjustments” line item in the Consolidated Statements of Operations and Comprehensive Income.
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
Shipping Costs
Shipping costs of approximately $10.9 million, $9.8 million and $7.5 million in 2019, 2018 and 2017, respectively, are recorded in cost of goods sold.
Research and Development Expenses
The Company incurred research and development expense of approximately $0.6 million, $0.5 million and $0.6 million in 2019, 2018 and 2017, respectively.
Stock-Based compensation
Share-based payments to employees, including grants of employee stock options, are recognized in the Consolidated Statements of Operations as compensation expense (based on their estimated fair values at grant date) generally over the vesting period of the awards using the straight-line method. Any forfeitures of stock-based awards are recorded as they occur. See Note 7 for disclosures related to stock-based compensation.
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

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

Additionally, the Company maintains reserves for uncertain tax provisions, if necessary.
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
Estimates of fair value using levels 2 and 3 may require judgments as to the timing and amount of cash flows, discount rates, and other factors requiring significant judgment, and the outcomes may vary widely depending on the selection of these assumptions. The Company's most significant fair value estimates as of December 31, 2019 and December 31, 2018 relate to the purchase price allocation relating to the 2019 American Stainless, 2018 MUSA-Galvanized, and 2017 MUSA-Stainless acquisitions, earn-out liabilities, estimating the fair value of the reporting units in testing goodwill for impairment, estimating the fair value of the interest rate swap, and providing disclosures of the fair values of financial instruments.
Leases
The Company determines whether an arrangement is a lease at contract inception. For leases in which the Company is the lessee, the Company recognizes a right-of-use asset and corresponding lease liability on the accompanying Consolidated Balance Sheets equal to the present value of the fixed lease payments over the lease term. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. Lease liabilities represent an obligation to make lease payments arising from a lease while right-of-use assets represent a right to use an underlying asset during the lease term. As the Company's leases generally do not have a readily determinable implicit rate, the Company uses its incremental borrowing rate to determine the present value of fixed lease payments based on information available at the lease commencement date.
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
In February 2016, the FASB issued ASU No. 2016-02 "Leases (Topic 842)", as amended, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. The Company adopted the new standard as of January 1, 2019 on a modified retrospective basis, which does not require comparative periods to be restated. The Company elected the package of practical expedients permitted under the transition guidance which

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

allowed us to carry-forward our historical lease classification, our assessment on whether a contract contains a lease, and our initial direct costs for any leases that exist prior to adoption of the new standard. The Company did not elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases. The Company also elected to combine lease and non-lease components and elected the short-term lease recognition exemption for all leases that qualified. On adoption, we recognized additional operating lease liabilities of $33.1 million based on the present value of the remaining minimum rental payments as of January 1, 2019. We additionally recognized corresponding right-of-use assets for operating leases totaling $32.2 million. On January 1, 2019, the Company also recorded cumulative-effect increases to equity and deferred tax assets totaling $4.6 million and $1.3 million, respectively, related to a deferred gain for a sale leaseback transaction that occurred in 2016 and was being amortized into earnings under the prior accounting. The adoption of this standard did not have a material impact on the consolidated statement of operations or cash flows for the year ended December  31, 2019. See Note 10 for further information related to the Company's leases.

In May 2014, the FASB issued ASU No. 2014-09 "Revenue from Contracts with Customers (Topic 606)." Topic 606 supersedes the revenue recognition requirements in Topic 605 "Revenue Recognition (Topic 605)," and requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. The adoption of this standard did not have a material effect on the Company's consolidated financial statements. See Note 17 for further details.

Recently Issued Accounting Standards - Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The updated guidance amends the current accounting guidance and requires the measurement of all expected losses based on historical experience, current conditions, and reasonable and supportable forecasts rather than the incurred loss model which reflects losses that are probable. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of this new standard to have a material impact on the consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04 "Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment." The updated guidance eliminated step two of the goodwill impairment test and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. Additionally, the amount of goodwill allocated to a reporting unit with a zero or negative carrying amount of net assets should be disclosed. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of this new standard to have a material impact on the consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13 "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." The updated guidance improves the disclosure requirements on fair value measurements. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The Company does not expect the adoption of this new standard to have a material impact on the consolidated financial statements or footnote disclosures.

In December 2019, the FASB issued ASU No. 2018-12 "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." This ASU removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation, and calculating income taxes in interim periods. This ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 with early adoption permitted. The Company is currently assessing the impact that adopting this new standard will have on its condensed consolidated financial statements and footnote disclosures.

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

Note 2: Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. To measure fair value, we use a three-tier valuation hierarchy based upon observable and non-observable inputs:

Level 1 - Unadjusted quoted prices that are available in active markets for identical assets or liabilities at the measurement date.

Level 2 - Significant other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:

•	Quoted prices for similar assets or liabilities in active markets;

•	Quoted prices for identical or similar assets or liabilities in non-active markets;

•	Inputs other than quoted prices that are observable for the asset or liability; and

•	Inputs that are derived principally from or corroborated by other observable market data.

Level 3 - Significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using model-based techniques, including option pricing models, discounted cash flow models, probability weighted models, and Monte Carlo simulations.
The Company's financial instruments include cash and cash equivalents, accounts receivable, derivative instruments, accounts payable, earn-out liabilities, revolving line of credit and equity investments.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The fair value hierarchy requires the use of observable market data when available. In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.
Level 1: Equity securities
The fair value of equity securities held by the Company as of December 31, 2019 and December 31, 2018 was $4.3 million and $2.9 million, respectively, and is included in "Prepaid expenses and other current assets" on the accompanying Consolidated Balance Sheets.
Level 2: Derivative instruments
The Company had one interest rate swap contract, which is classified as a Level 2 financial instrument as it is not actively traded and is valued using pricing models that use observable inputs. The fair value of the interest swap contract entered into on August 21, 2012 was an asset of $6,088 and $0.1 million at December 31, 2019 and December 31, 2018, respectively. The interest rate swap was priced using discounted cash flow techniques. Changes in its fair value were recorded to other income (expense) with corresponding offsetting entries to current assets or liabilities, as appropriate. Significant inputs to the discounted cash flow model include projected future cash flows based on projected one-month LIBOR and the average margin for companies with similar credit ratings and similar maturities. See Note 14 for for further discussion of the interest rate swap.
Level 3: Contingent consideration (earn-out) liabilities
The fair value of contingent consideration liabilities ("earn-out") resulting from the 2017 MUSA-Stainless acquisition, 2018 MUSA-Galvanized acquisition, and 2019 American Stainless acquisition are classified as Level 3. The fair value of the MUSA-Stainless earn-out was estimated by applying the Monte Carlo Simulation approach using management's projection of pounds to be shipped and future price per unit. The fair value of the MUSA-Galvanized earn-out was estimated by applying the probability-weighted expected return method, using management's projection of pounds to be shipped and future price per unit. The fair value of the American Stainless earn-out was estimated by applying the probability-weighted expected return method using management's estimates of pounds to be shipped and future price per unit. Each quarter-end, the Company re-evaluates its assumptions for all earn-out liabilities and adjusts to reflect the updated fair values. Changes in the estimated fair value of the earn-out liabilities are reflected in the results of operations in the periods in which they are identified. Changes in the fair value of the earn-out liabilities may materially impact and cause volatility in the Company's operating results.

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

The following table presents a summary of changes in fair value of the Company's Level 3 earn-out liabilities measured on a recurring basis for 2019 and 2018:

(in thousands)	MUSA-Stainless	MUSA-Galvanized	American Stainless	Total
Balance at December 31, 2017	$4,834	$—	$—	$4,834
Fair value of the earn-out liability associated with the MUSA-Galvanized acquisition	—	3,800	—	$3,800
Earn-out payments during the period	(2,164)	(291)	—	$(2,455)
Changes in fair value during the period	1,582	(151)	—	$1,431
Balance at December 31, 2018	$4,252	$3,358	$—	$7,610
Fair value of the earn-out liability associated with the American Stainless (ASTI) acquisition	—	—	6,366	$6,366
Earn-out payments during period	(1,634)	(712)	(1,729)	$(4,075)
Changes in fair value during the period	(215)	(864)	332	$(747)
Balance at December 31, 2019	$2,403	$1,782	$4,969	$9,154
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company's only significant measurements of assets and liabilities at fair value on a non-recurring basis subsequent to their initial recognition were certain acquisition related assets and liabilities as of December 31, 2019 and December 31, 2018, respectively.
Customer List Intangible Asset
During the second quarter of 2019, management revised the initial estimate of the fair value of the customer list intangible asset acquired during the American Stainless acquisition, resulting in a decrease to the customer list intangible asset of $0.5 million (see Note 15 to the consolidated financial statements for additional information regarding this fair value measurement).
In the fourth quarter of 2018, management adjusted the fair value of the customer list intangible asset acquired during the MUSA-Galvanized acquisition by $0.3 million (see Note 15 to the consolidated financial statements for additional information regarding this fair value measurement).
Contingent consideration (earn-out) liabilities
During the second quarter of 2019, management revised the initial estimate of the fair value of the contingent consideration (earn-out) liability from the American Stainless acquisition, resulting in an increase to the earn-out liability of $0.2 million (see Note 15 to the consolidated financial statements for additional information regarding this fair value measurement).
Fair Value of Financial Instruments
For short-term instruments, other than those required to be reported at fair value on a recurring and non-recurring basis and for which disclosures are included above, management concluded the historical carrying value is a reasonable estimate of the fair value because of the short period of time between origination of such instruments and their expected realization. Therefore, as of December 31, 2019 and December 31, 2018, the carrying amount for cash and cash equivalents, accounts receivable, accounts payable, and the Company's revolving line of credit, which is based on a variable rate, approximates fair value.
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 or changes in the fair value methodologies used by the Company in the years ended December 31, 2019 or December 31, 2018.

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

Note 3: Property, Plant and Equipment
Property, plant and equipment consist of the following:

(in thousands)	2019	2018
Land	$63	$63
Leasehold improvements	1,921	1,163
Buildings	214	412
Machinery, fixtures and equipment	100,300	92,931
Construction-in-progress	2,999	3,644
	105,497	98,213
Less accumulated depreciation	64,807	57,288
Property, plant and equipment, net	$40,690	$40,925

The Company recorded depreciation expense of $7.6 million, $6.4 million, and $5.3 million for 2019, 2018 and 2017, respectively.

Note 4: Goodwill
Changes in the carrying amount of goodwill by segment for the year ended December 31, 2019 and December 31, 2018 are as follows:

(in thousands)	Specialty Chemicals Segment	Metals Segment	Total
Balance at December 31, 2017	$1,355	$4,649	$6,004
MUSA-Galvanized Acquisition	—	3,796	3,796
Balance at December 31, 2018	$1,355	$8,445	$9,800
American Stainless Acquisition	—	7,758	7,758
Balance December 31, 2019	$1,355	$16,203	$17,558

Note 5: Long-term Debt

(in thousands)	2019	2018
$100 million Revolving line of credit, due December 20, 2021	$59,221	$76,405
$20 million Term loan, due January 1, 2024	$16,333	$—
	$75,554	$76,405
On August 31, 2016, the Company amended its Credit Agreement with its bank to create a new credit facility in the form of an asset-based revolving line of credit (the "Line") in the amount of $45 million. The Line was used to refinance and consolidate all previous debt agreements. Interest on the Line was calculated using the One Month LIBOR Rate (as defined in the Credit Agreement), plus a pre-defined spread. Borrowings under the Line were limited to an amount equal to a Borrowing Base calculation (as defined in the Credit Agreement) that includes eligible accounts receivable and inventory.
Pursuant to the Credit Agreement, the Company was required to pledge all of its tangible and intangible assets, including the stock and membership interests of its subsidiaries. In the Credit Agreement, the Company's bank agreed to release its liens on the real estate properties covered by the Purchase and Sale Agreement with Store Funding, as described in Note 10.
On October 30, 2017, the Company amended its Credit Agreement with its bank to increase the limit of the Line by $20 million to a maximum of $65 million and extended the maturity date. None of the other provisions of the Credit Agreement were changed as a result of this amendment.
On June 29, 2018, the Company amended its Credit Agreement with its bank to increase the limit of the Line by $15 million to a maximum of $80 million. As a result of the amendment, the interest rate on the Line is now calculated using One Month LIBOR plus a spread of 1.65 percent. None of the other provisions of the Credit Agreement were changed as a result of this amendment.

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

On December 20, 2018, the Company amended its Credit Agreement with its bank to refinance and increase its Line from $80 million to $100 million and to create a new 5-year term loan in the principal amount of $20 million (the “Term Loan”). The Term Loan was used to finance the American Stainless acquisition (see Note 15). The Term Loan’s maturity date is February 1, 2024 and shall be repaid in 60 consecutive monthly installments.  Interest on the Term Loan is calculated using the One Month LIBOR Rate (as defined in the Credit Agreement), plus 1.90 percent. The Line will be used for working capital needs and as a source for funding future acquisitions. The maturity date has been extended to December 20, 2021.  Interest on the Line remains unchanged and is calculated using the One Month LIBOR Rate, plus 1.65 percent. Borrowings under the Line are limited to an amount equal to a Borrowing Base calculation that includes eligible accounts receivable and inventory.
Covenants under the Credit Agreement include maintaining a minimum fixed charge coverage ratio, maintaining a minimum tangible net worth, and a limitation on the Company’s maximum amount of capital expenditures per year, which is in line with currently projected needs. The Company evaluated this transaction and determined the restructuring should be accounted for as a debt modification. The Company incurred lender and third-party costs associated with the debt restructuring that were capitalized on the balance sheet in non-current assets. At December 31, 2019, the Company was in compliance with all debt covenants.
The Line interest rate was 3.50 percent and 4.19 percent at December 31, 2019 and December 31, 2018, respectively. Additionally, the Company is required to pay a fee equal to 0.15 percent on the average daily unused amount of the Line on a quarterly basis. As of December 31, 2019, the amount available for borrowing under the Line was $72.6 million of which $59.2 million was borrowed, leaving $13.4 million of availability. Average Line borrowings outstanding during fiscal 2019 and 2018 were $69.1 million and $49.0 million with weighted average interest rates of 5.52 percent and 4.51 percent, respectively.
The term loan interest rate was 3.69 percent at December 31, 2019. As of December 31, 2019, the Company had outstanding borrowings against the term loan of $16.3 million.
The Company made interest payments on all credit facilities of $3.5 million in 2019, $1.7 million in 2018 and $0.9 million in 2017.
Principal payments on long-term debt during the next five fiscal years and thereafter are as follows (in thousands):

2020	4,000
2021	63,221
2022	4,000
2023	4,000
2024	333
Thereafter	—

Note 6: Accrued Expenses
Accrued expenses consist of the following:

(in thousands)	2019	2018
Salaries, wages, and commissions	2,972	5,208
Taxes, other than income taxes	406	852
Current portion of earn-out liability	5,576	2,907
Advances from customers	153	178
Insurance	578	321
Professional fees	265	256
Warranty reserve	11	38
Benefit plans	242	266
Insurance financing liability	668	347
Current portion, capital lease obligation	39	267
Customer rebate liability	275	701
Current portion, deferred gain sale-leaseback	—	334
Other accrued items	428	488
Total accrued expenses	$11,613	$12,163

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

Note 7: Stock-Based Compensation

Overview of Stock-Based Compensation Plans

The Company has a number of active equity incentive plans under which the Company has been authorized to grant share-based awards to key employees and non-employee directors. A total of 500,000 shares have been previously authorized for grant to key employees and non-employee directors. As of December 31, 2019, there were 215,823 shares remaining available for grants under the currently active equity incentive plans.

The Company recognized stock-based compensation expense within SG&A expense on the consolidated statement of earnings of $2.1 million, $0.8 million, and $0.6 million in 2019, 2018, and 2017, respectively. The associated income tax benefit recognized was $0.4 million for 2019, and $0.2 million for 2018 and 2017, respectively.

Stock Options
2011 Long-Term Incentive Stock Option Plan
The 2011 Long-Term Incentive Stock Option Plan (the "2011 Plan") is an incentive stock option plan; therefore, there are no income tax consequences to the Company when an option is granted or exercised. The stock options will vest in 20 percent or 33 percent increments annually on a cumulative basis, beginning one year after the date of grant. In order for the options to vest, the employee must be in the continuous employment of the Company since the date of the grant. Except for death, disability, or qualifying retirement, any portion of the grant that has not vested will be forfeited upon termination of employment. Shares representing grants that have not yet vested will be held in escrow by the Company. An employee will not be entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable.
A summary of activity in the Company's stock option plans is as follows:

	Weighted Average Exercise Price	Options Outstanding	Weighted Average Contractual Term (in years)	Intrinsic Value of Options	Options Available
At December 31, 2016	$12.77	173,048	5.4	$—	152,965
Exercised	$11.55	(25,632)		$78,818
Expired	$15.26	(1,905)			1,905
At December 31, 2017	$12.96	145,511	4.6	$156,445	154,870
Exercised	$12.09	(85,440)		$842,742
Expired	$16.01	(975)			975
At December 31, 2018	$14.16	59,096	4.8	$143,737	155,845
Exercised	$12.61	(3,628)			—
At December 31, 2019	$14.26	55,468	3.8	$18,331	155,845
Exercisable options	$14.13	51,745	3.7	$18,331

Options expected to vest:				Grant Date Fair Value
December 31, 2017	$14.72	25,650	6.5	$6.41
Vested	$14.78	(15,380)		$6.38
Forfeited unvested options	$16.01	(301)
At December 31, 2018	$15.83	9,969	6.0	$6.44
Vested	$15.72	(6,246)		$6.46
At December 31, 2019	$16.01	3,723	5.1	$6.11

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

The following table summarizes information about stock options outstanding at December 31, 2019:

Range of Exercise Prices	Outstanding Stock Options			Exercisable Stock Options
	Shares	Weighted Average		Shares	Weighted Average Exercise Price
		Exercise Price	Remaining Contractual Life in Years
$11.35	11,713	$11.35	2.10	11,713	$11.35
$13.70	13,994	$13.70	3.10	13,994	$13.70
$14.76	8,109	$14.76	4.14	8,109	$14.76
$16.01	21,652	$16.01	5.11	17,929	$16.01
	55,468			51,745
In 2019 and 2018, options for 3,628 and 85,440 shares, respectively, were exercised by employees and directors for an aggregate exercise price of $45,734 and $1.0 million, respectively.
At the 2019, 2018 and 2017 respective year ends, options to purchase 51,745, 49,127 and 119,861 shares, respectively, with weighted average exercise prices of $14.13, $13.82 and $12.45, respectively, were fully exercisable.
Compensation cost charged against income before taxes for the options was approximately $31,186 for 2019, $46,529 for 2018 and $80,966 for 2017. As of December 31, 2019, there was $2,261 of unrecognized compensation cost related to unvested stock options granted under the Company's stock option plans. The weighted average period over which the stock option compensation cost is expected to be recognized is 0.11 years.
Restricted Stock Awards
2005 Stock Awards Plan
The Compensation & Long-Term Incentive Committee ("Compensation Committee") of the Board of Directors of the Company approved stock grants under the Company's 2005 Stock Awards Plan to certain management employees of the Company. The stock grants will vest in 20 percent or 33 percent increments annually on a cumulative basis, beginning one year after the date of grant. In order for the grants to vest, the employee must be in the continuous employment of the Company since the date of the grant. Any portion of the grant that has not vested will be forfeited upon termination of employment. Shares representing grants that have not yet vested will be held in escrow by the Company. An employee will not be entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable.
2015 Stock Awards Plan
The 2015 Stock Awards Plan was approved by the Compensation Committee and authorizes the issuance of up to 250,000 shares which can be awarded for a period of 10 years from the effective date of the plan. Prior to May 9, 2017, as discussed below, the stock awards vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant from shares held in treasury with the Company. In order for the awards to vest, the employee must be in the continuous employment of the Company since the date of the award. Except for death, disability, or qualifying retirement, any portion of an award that has not vested is forfeited upon termination of employment. The Company may terminate any portion of the award that has not vested upon an employee's failure to comply with all conditions of the award or the 2015 Stock Awards Plan. An employee is not entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable.
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

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

These stock awards vest in either 20 percent or 33 percent increments annually on a cumulative basis, beginning one year after the date of grant.
On February 6, 2019, the Compensation Committee approved stock grants under the Company's 2015 Stock Awards Plan to certain management employees of the Company where 44,949 shares with a market price of $15.72 per share were granted under the Plan. These stock awards vest in either 20 percent or 33 percent increments annually on a cumulative basis, beginning one year after the date of grant.
On May 17, 2018, a majority of the shareholders of the Company, upon the recommendation of the Company's Board of Directors, voted to amend and restate the 2015 Stock Awards Plan to increase the authorization of issuances from 250,000 shares to 500,000 shares.
A summary of plan activity for the 2005 and 2015 Stock Awards Plans is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	121,302	$10.03
Granted February 8, 2017	44,687	$12.30
Vested	(34,322)	$10.45
Outstanding at December 31, 2017	131,667	$10.69
Granted February 7, 2018	65,527	$12.47
Vested	(51,775)	$10.84
Forfeited	(3,245)	$10.96
Outstanding at December 31, 2018	142,174	$11.45
Granted February 6, 2019	44,949	$15.72
Vested	(84,734)	$11.76
Forfeited	(1,614)	$12.44
Outstanding at December 31, 2019	100,775	$13.28
Compensation expense on the grants issued is charged against earnings equally before forfeitures, if any, with the offset recorded in Shareholders' Equity. Compensation cost charged against income for the awards was approximately $1.4 million for 2019, $0.8 million, for 2018 and $0.6 million for 2017. As of December 31, 2019, there was $0.8 million of total unrecognized compensation cost related to unvested stock grants under the Company's Stock Awards Plan. The weighted average period over which the stock grant compensation cost is expected to be recognized is 2.11 years.

Performance-Based Restricted Stock Awards

The Company issues performance-based restricted stock classified as equity awards. Expense is recognized on a straight-line method over the requisite service period, based on the probability of achieving the performance condition, with changes in expectations recognized as an adjustment to earnings in the period of change. Compensation cost is not recognized for performance-based restricted stock awards that do not vest because service or performance conditions are not satisfied and any previously recognized compensation cost is reversed. Performance-based restricted stock awards do not have dividend rights. The Company recognized forfeitures as they occur.

The Company's performance-based restricted stock awards are classified as equity and contain performance and service conditions that must be satisfied for an employee to earn the right to benefit from the award. The performance condition is based on the achievement of the Company's EBITDA targets. The fair value of the performance-based restricted stock awards are determined based on the closing market price of our stock on the date of grant.

In general, 0% to 150% of the Company's performance-based restricted stock awards vest at the end of a three year service period from the date of grant based upon achievement of the specified performance condition.

The total fair value of performance-based restricted stock awards vesting was approximately $0.4 million in 2019. There were no performance-based restricted stock awards that vested in 2018 or 2017, respectively.

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

A summary of the status of our non-vested performance-based restricted stock awards at December 31, 2019, and changes during fiscal 2019, were as follows:

	Units(1)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2018	100,037	$10.56
Granted	35,887	$15.72
Vested(2)	(57,938)	$9.58
Forfeited/Canceled	—	$—
Non-vested at December 31, 2019	77,986	$13.66
(1)The number of units presented is based on achieving the targeted performance goals as defined in the performance award agreement. As of December 31, 2019, the maximum number of non-vested shares under the provisions of the agreement was 116,979.
(2) Excludes the vesting of an additional 4,284 shares due to performance conditions of the awards exceeding target.

At December 31, 2019, there was $0.2 million of unrecognized compensation expense related to non-vested performance-based restricted stock awards that is expected to be recognized over a weighted-average period of 1.36 years.
Non-Employee Director Compensation Plan
Each year, the Company allows each non-employee director to elect to receive up to 100 percent of the director's annual retainer in restricted stock. The number of restricted shares issued is determined by the average of the high and low common stock price on the day prior to the Annual Meeting of Shareholders or the date prior to the appointment to the Board for those individuals that are appointed mid-term. On May 16, 2019, May 17, 2018 and May 18, 2017, non-employee directors received an aggregate of 15,909, 14,857 and 24,209 shares, respectively, of restricted stock in lieu of total retainer fees of $304,000, $276,000 and $287,500, respectively. The shares granted to the directors are not registered under the Securities Act of 1933 and are subject to forfeiture in whole or in part upon the occurrence of certain events.

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

Note 8: Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows at the respective year ends:

(in thousands)	2019	2018
Deferred income tax assets:
Sale leaseback deferred gain	$—	$1,311
Inventory valuation reserves	199	174
Inventory capitalization	1,696	1,501
Accrued bonus	497	911
State net operating loss carryforwards	1,835	1,934
Federal net operating loss carryforwards	139	—
Equity security mark to market	217	622
Straight line lease	—	231
Lease liabilities	8,945	150
Interest limitation carryforwards	754	—
Other	445	453
Total deferred income tax assets	14,727	7,287
Valuation allowance	(1,700)	(1,766)
Total net deferred income tax assets	13,027	5,521
Deferred income tax liabilities:
Tax over book depreciation and amortization	4,859	5,121
Prepaid expenses	296	377
Lease assets	8,537	92
Interest rate swap	77	104
Other	48	80
Total deferred income tax liabilities	13,817	5,774
Deferred income taxes	$(790)	$(253)

Significant components of the provision for income taxes from continuing operations are as follows:

(in thousands)	2019	2018	2017
Current:
Federal	$(10)	$3,469	$1,067
State	57	290	107
Total current	47	3,759	1,174
Deferred:
Federal	(833)	(108)	(1,043)
State	59	(275)	6
Total deferred	(774)	(383)	(1,037)
Total	$(727)	$3,376	$137

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

The reconciliation of income tax computed at the U. S. federal statutory tax rates to income tax expense is:

(in thousands)	2019		2018		2017
	Amount	%	Amount	%	Amount	%
Tax at U.S. statutory rates	$(790)	21.0%	$3,459	21.0%	$503	34.0%
State income taxes, net of federal tax benefit	165	(4.4)%	269	1.6%	66	4.4%
State valuation allowance	(60)	1.6%	(315)	(1.9)%	8	0.6%
Manufacturing exemption	—	—%	—	—%	(117)	(7.9)%
Stock option compensation	(155)	4.1%	(39)	(0.2)%	—	—%
Executive compensation limitation	57	(1.5)%	—	—%	—	—%
Other nondeductible expenses	64	(1.7)%	—	—%	—	—%
Rate change effects	—	—%	—	—%	(381)	(25.8)%
Other, net	(8)	0.2%	2	—%	58	4.0%
Total	$(727)	19.3%	$3,376	20.5%	$137	9.3%

Income tax payments of $1.2 million, $2.4 million and $2.6 million were made in 2019, 2018 and 2017, respectively. The Company has US Federal net operating loss carryforwards of $0.7 million and interest limitation carryforwards of $3.5 million at the end of fiscal year 2019. Such items are not subject to expiration. The Company also had state net operating loss carryforwards at the end of fiscal years 2019 and 2018 of $43.6 million and $46.5 million, respectively. The majority of these losses will expire between the years of 2020 and 2037, while various losses are not subject to expiration. A valuation allowance has been set up against $40.3 million of these state net operating loss carryforwards because it is not more likely than not that the losses will be realized in the foreseeable future. The portion of the valuation allowance for the state net operating loss carryforwards was $1.7 million at December 31, 2019 and December 31, 2018 respectively. In addition, $47,504 and $76,747 valuation allowance was established at December 31, 2019 and 2018 respectively, for other deferred tax assets. This resulted in a valuation allowance decrease of $66,744.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal examinations for years before 2014 or state income tax examinations for years before 2014.

The Company had no uncertain tax position activity during 2019 or 2018. The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in the provision for income taxes. The Company had no accruals for uncertain tax positions including interest and penalties at the end of 2019.

Note 9: Benefit Plans and Collective Bargaining Agreements
The Company has a 401(k) Employee Stock Ownership Plan (the "401(k)/ESOP Plan") covering all non-union employees. Employees could contribute to the 401(k)/ESOP Plan up to 100 percent of their wages with a maximum of $19,000 for 2019. Under the Economic Growth and Tax Relief Reconciliation Act, employees who are age 50 or older could contribute an additional $6,000 per year for a maximum of $25,000 for 2019. Contributions by the employees are invested in one or more funds at the direction of the employee; however, employee contributions cannot be invested in Company stock. For the year ended December 31, 2015, contributions by the Company were made in cash and then used by the 401(k)/ESOP Plan Trustee to purchase Company stock. Effective January 1, 2016, contributions by the Company are made in accordance with the investment elections made by each participant for his or her deferral contributions. The Company contributes on behalf of each eligible participant a matching contribution equal to a percentage determined each year by the Board of Directors. For 2019, 2018 and 2017 the maximum was 100 percent of employee contributions up to a maximum of four percent of their eligible compensation. The matching contribution is applied to the employee accounts after each payroll. Matching contributions of approximately $0.8 million, $0.7 million and $0.6 million were made for 2019, 2018 and 2017, respectively. The Company may also make a discretionary contribution, which if made, would be distributed to all eligible participants regardless of whether they contribute to the 401(k)/ESOP Plan. No discretionary contributions were made to the 401(k)/ESOP Plan in 2019, 2018 or 2017.
The Company also has a 401(k) and Profit Sharing Plan (the "Bristol Plan") covering all employees as part of the United Steel Workers of America, Local Union 4586 Collective Bargaining Agreement (the "Bristol CBA"). Employees could contribute to the Bristol Plan up to 60 percent of pretax annual compensation, as defined in the Bristol Plan, with a maximum of $19,000 for 2019. Under the Economic Growth and Tax Relief Reconciliation Act, employees who are age 50 or older could contribute an

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

additional $6,000 per year for a maximum of $25,000 for 2019. The Company contributes three percent of a participant's eligible compensation for the plan year, regardless of whether the participants contribute to the Bristol Plan. The Company's contributions were $0.2 million for 2019, 2018 and 2017, respectively. Additional profit sharing amounts may also be contributed at the option of the Company's Board of Directors, which if made, would be allocated to participants based on the ratio of the participant's compensation to the total compensation of all participants eligible to participate in the Bristol Plan. No discretionary contributions were made to the Bristol Plan in 2019, 2018 or 2017.
In connection with the MUSA-Stainless acquisition discussed in Note 15, the Company assumed the rights and obligations pursuant to the Collective Bargaining Agreement (the "Munhall CBA") between MUSA and the United Steel Workers of America, Local Union 5852-22 (the " Munhall Union"). As a part of this Munhall CBA, the Company assumed the obligation of participating in the Steelworkers Pension Trust, a union-sponsored multi-employer defined benefit plan (the "Munhall Plan"), which covers all the Company's eligible Munhall Union employees. The Munhall Plan has a calendar plan year. Per the most recent available annual funding notice, the plan was at least 80 percent funded for the plan year ended December 31, 2018. Per the terms of the Munhall CBA the Company contributes 4.25 percent of each participant's eligible compensation for the 2019 plan year. Munhall Union employees make no contributions to the Munhall Plan. The Company's contributions are less than 5 percent of total contributions to the plan based on contributions for the plan year ended December 31, 2018. The Company's contributions to the Munhall Plan totaled $0.2 million for the year ended December 31, 2019 and $0.1 million for the years ended December 31, 2018 and December 31, 2017, respectively. Additionally, as part of the Munhall CBA, members of the union are eligible to make deferral contributions to the Company's 401(k)/ESOP Plan per the plan guidelines; however they do not receive matching contributions of the 401(k)/ESOP Plan.
The Company also maintains a Collective Bargaining Agreement ( the "Mineral Ridge CBA") with the United Steel Workers of America, Local Union 4564-07, which represents employees at the Specialty-Mineral Ridge facility. In connection with the Mineral Ridge CBA, the Company contributes to union-sponsored defined contribution retirement plans. Contributions relating to these plans were $28,469, $32,034 and $29,042 for 2019, 2018 and 2017, respectively.
Note 10: Leases

Adoption of ASC Topic 842, "Leases"
On January 1, 2019, the Company adopted Topic 842 using the modified retrospective method applied to leases that were in place as of January 1, 2019. Results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 840. The Company's portfolio of leases contains both finance and operating leases that relate to real estate and manufacturing equipment. Substantially all of the value of the Company's lease portfolio relates to the Master Lease with Store Master Funding XII, LLC, an affiliate of Store Capital Corporation ("Store Capital") that was entered into in 2016 and amended with the 2018 MUSA-Galvanized and 2019 American Stainless acquisitions. As of December 31, 2019, operating lease liabilities related to the master lease agreement with Store Capital totaled $36.8 million, or 97 percent of the total lease liabilities on the consolidated balance sheet.
Discount Rate
To determine the present value of minimum future lease payments for operating leases at January 1, 2019, the Company was required to estimate a rate of interest that we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment (the "incremental borrowing rate" or "IBR"). The Company determined the appropriate IBR by identifying a reference rate and making adjustments that take into consideration financing options and certain lease-specific circumstances. Such adjustments included assuming the Store Capital lease would require two lenders with the secondary lender being secured on a second lien requiring mezzanine rates. Based on this assessment, the Company determined that 7.32 percent was an appropriate incremental borrowing rate to apply to its portfolio of real-estate operating leases at adoption. The Company elected to utilize a single discount rate for its portfolio of operating leases because of similar lease characteristics; the resulting calculation does not differ materially from applying the standard to the individual leases.
Weighted average discount rates for operating and finance leases are as follows:

Operating Leases	7.32%
Finance Leases	11.94%

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

Balance Sheet Presentation
Operating and finance lease amounts included in the Consolidated Balance Sheet are as follows (in thousands):

Classification	Financial Statement Line Item	December 31, 2019
Assets	Right-of-use assets, operating leases	$35,772
Assets	Property, plant and equipment, net	401
Current liabilities	Current portion of lease liabilities, operating leases	3,562
Current liabilities	Current portion of lease liabilities, finance leases	253
Non-current liabilities	Non-current portion of lease liabilities, operating leases	33,723
Non-current liabilities	Non-current portion of lease liabilities, finance leases	336
Total Lease Cost
Individual components of the total lease cost incurred by the Company are as follows:

(in thousands)	December 31, 2019
Operating lease cost	$4,112
Finance lease cost:
Reduction in carrying amount of right-of-use assets	175
Interest on finance lease liabilities	85
Total lease cost	$4,372
Reduction in carrying amounts of right-of-use assets held under finance leases is included in depreciation expense. Minimum rental payments under operating leases are recognized on a straight-line method over the term of the lease including any periods of free rent and are included in selling, general, and administrative expense on the consolidated statement of operations.
Maturity of Leases
The amounts of undiscounted future minimum lease payments under leases as of December 31, 2019 are as follows:

(in thousands)	Operating	Finance
2020	3,562	275
2021	3,635	316
2022	3,673	12
2023	3,563	—
2024	3,635	—
Thereafter	48,554	—
Total undiscounted minimum future lease payments	66,622	603
Imputed Interest	29,337	14
Total lease liabilities	$37,285	$589
Additional Information
Weighted average remaining lease terms for operating and finance leases as of December 31, 2019 are as follows:

Operating Leases	16.55 years
Finance Leases	2.16 years
During the year ended December 31, 2019, right-of-use assets recognized in exchange for new operating lease liabilities totaled $4.9 million.

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

On January 1, 2019, the Company and Store Capital amended and restated the Master Lease, pursuant to which the Company leases the Statesville and Troutman, NC facilities, purchased by Store Capital from American Stainless on January 1, 2019, for the remainder of the initial term of 20 years set forth in the Master Lease, with two renewal options of 10 years each. Because the Company is not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term and associated potential option payments are excluded from lease payments. The Master Lease includes a rent escalator equal to the lesser of 1.25 times the percentage increase in the Consumer Price Index since the previous increase or 2 percent.
Undiscounted future minimum lease payments under non-cancellable operating and capital leases as of December 31, 2018 accounted for under ASC 840 "Leases" were as follows:

(in thousands)	Operating	Capital
2019	$3,207	$354
2020	3,244	358
2021	3,239	347
2022	3,225	18
2023	3,103	—
Thereafter	45,337	—
Total undiscounted minimum future operating lease payments		1,077
Imputed Interest		165
Total lease liabilities recorded as of December 31, 2018		$912
Rent expense related to operating leases was $4.0 million and $3.3 million in 2018 and 2017, respectively.
Note 11: Commitments and Contingencies
Management is not currently aware of any asserted or unasserted matters which could have a significant effect on the financial condition or results of operations of the Company.

Note 12: (Loss)/Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share data)	2019	2018	2017
Numerator:
Net (loss) income	$(3,036)	$13,097	$1,341
Denominator:
Denominator for basic earnings per share - weighted average shares	8,983	8,806	8,705
Effect of dilutive securities:
Employee stock options and stock grants	—	72	23
Denominator for diluted earnings per share - weighted average shares	8,983	8,878	8,728

Net (loss) earnings per share:
Basic	$(0.34)	$1.49	$0.15
Diluted	$(0.34)	$1.48	$0.15

The diluted earnings per share calculations exclude the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. The Company had weighted average shares of common stock of 300 in 2019, 600 in 2018 and 86,524 in 2017, which were not included in the diluted earnings per share calculation as their effect was anti-dilutive.

Note 13: Industry Segments
The Company's business is divided into two operating segments: Metals and Specialty Chemicals. The Company identifies such segments based on products and services, long-term financial performance and end markets targeted. The Metals Segment operates as three reporting units including Welded Pipe & Tube Operations, a unit that includes Bristol Metals, LLC ("BRISMET") and American Stainless Tubing, LLC ("ASTI"), Palmer of Texas Tanks, Inc. ("Palmer"), and Specialty Pipe & Tube, Inc. ("Specialty").Welded Pipe & Tube Operations manufactures pipe and tube from stainless steel, galvanized, ornamental stainless steel tubing, and other alloy pipe and tube. Palmer manufactures liquid storage solutions and separation equipment. Specialty is a master distributor of seamless carbon pipe and tube. The Metals Segment's markets include the oil and gas, chemical, petrochemical, pulp and paper, mining, power generation (including nuclear), water and waste water treatment, liquid natural gas ("LNG"), brewery, food processing, petroleum, pharmaceutical, automotive & commercial transportation, appliance, architectural, and other heavy industries. The Specialty Chemicals Segment operates as one reporting unit which includes Manufacturers Chemicals, LLC ("MC"), a wholly-owned subsidiary of Manufacturers Soap and Chemical Company ("MS&C"), and CRI Tolling, LLC ("CRI Tolling"). The Specialty Chemicals Segment produces specialty chemicals for the chemical, paper, metals, mining, agricultural, fiber, paint, textile, automotive, petroleum, cosmetics, mattress, furniture, janitorial and other industries. MC manufactures lubricants, surfactants, defoamers, reaction intermediaries and sulfated fats and oils. CRI Tolling provides chemical tolling manufacturing resources to global and regional chemical companies and contracts with other chemical companies to manufacture certain, pre-defined products.
The chief operating decision maker evaluates performance and determines resource allocations based on a number of factors, the primary measure being operating income (loss). The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
Segment operating income is the segment's total revenue less operating expenses. Identifiable assets, all of which are located in the U.S., are those assets used in operations by each segment. Centralized data processing and accounting expenses are allocated to the two segments based upon estimates of their percentage of usage. Corporate assets consist principally of cash, certain investments and equipment.

Segment Information:
All values are for continuing operations only.

(in thousands)	2019	2018	2017
Net sales
Metals Segment	$251,078	$222,242	$152,957
Specialty Chemicals Segment	54,090	58,599	48,191
	$305,168	$280,841	$201,148
Operating (loss) income
Metals Segment	$3,692	$27,544	$5,424
Gain on sale-leaseback	—	240	240
Total Metals Segment	3,692	27,784	5,664
Specialty Chemicals Segment	2,811	3,879	4,295
Gain on sale-leaseback	—	95	95
Total Specialty Chemicals Segment	2,811	3,974	4,390
	6,503	31,758	10,054

Unallocated corporate expenses	8,357	7,878	6,513
Earn-out adjustments	(747)	1,431	689
Acquisition related costs	601	1,212	795
Operating (loss) income	(1,708)	21,237	2,057
Interest expense	3,818	2,211	985
Change in fair value of interest rate swap	141	(20)	(96)
Other income, net	(1,904)	2,573	(310)
(Loss) income before income taxes	$(3,763)	$16,473	$1,478

Identifiable assets
Metals Segment	$186,758	$192,196
Specialty Chemicals Segment	25,428	28,175
Corporate	45,011	8,028
	$257,197	$228,399
Depreciation and amortization
Metals Segment	$9,439	$7,198	$6,281
Specialty Chemicals Segment	1,461	1,428	1,302
Corporate	164	149	155
	$11,064	$8,775	$7,738
Capital expenditures
Metals Segment	$2,812	$5,969	$3,406
Specialty Chemicals Segment	1,157	1,298	1,650
Corporate	568	88	223
	$4,537	$7,355	$5,279
Sales by product group
Specialty chemicals	$54,090	$58,599	$48,191
Stainless steel pipe and tube	167,907	146,237	100,254
Heavy wall seamless carbon steel pipe and tube	30,607	32,474	25,103
Fiberglass and steel liquid storage tanks and separation equipment	28,722	31,654	27,600
Galvanized pipe and tube	23,842	11,877	—
	$305,168	$280,841	$201,148
Geographic sales
United States	$297,808	$273,244	$196,172
Elsewhere	7,360	7,597	4,976
	$305,168	$280,841	$201,148

Note 14: Interest Rate Swap
The Company has an interest rate swap associated with its current credit facility which effectively is expected to offset variable interest in the borrowing; hedge accounting was not utilized. The notional amount of the swap was $6.0 million and $8.25 million at December 31, 2019 and December 31, 2018, respectively. The fair value is recorded in current assets or liabilities, as appropriate, with corresponding changes to fair value recorded to other income (expense). The interest rate swap will remain in place for the remainder of the current credit facility's term. The Company recorded an asset of $6,088 and $0.1 million for the fair value of the swap at December 31, 2019 and December 31, 2018, respectively.
Note 15: Acquisitions
Acquisition of the Assets and Operations of American Stainless Tubing, Inc.

On January 1, 2019, ASTI completed the American Stainless acquisition. The purchase price for the all-cash acquisition was $21.9 million, subject to a post-closing working capital adjustment. The Company funded the acquisition with a new five-year $20 million term note and a draw against asset-based line of credit (see Note 5).
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
During the second quarter of 2019, management identified circumstances that existed on the date of acquisition and as a result, revised the purchase price allocation of certain acquired assets and liabilities as allowable during the measurement period.
The following table shows the initial estimate of value and revisions made during 2019:

(in thousands)	Initial estimate	Revisions	Final
Inventories	$5,564	$—	$5,564
Accounts receivable	3,534	—	3,534
Other current assets - production and maintenance supplies	605	—	605
Property, plant and equipment	2,793	—	2,793
Customer list intangible	10,000	(496)	9,504
Goodwill	7,044	714	7,758
Contingent consideration (earn-out liability)	(6,148)	(218)	(6,366)
Accounts payable	(1,400)	—	(1,400)
Other liabilities	(97)	—	(97)
	$21,895	$—	$21,895

ASTI's results of operations since acquisition are reflected in the Company's consolidated statements of operations as follows:

(in thousands)	2019
Net sales	$34,477
Income before income taxes	2,690

For the year ended December 31, 2019, cost of sales included $1.1 million representing the fair value above predecessor cost associated with acquired inventory that was sold during the year ended December 31, 2019.

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

Pro-Forma (Unaudited)
(in thousands, except per share data)	2018
Pro-forma net sales	$316,734
Pro-forma net income	$13,420
Earnings per share:
Basic	$1.52
Diluted	$1.51
Pro-forma net income was reduced for the following:

•	Amortization of American Stainless’ customer list intangible of $1.2 million for the year ended December 31, 2018 ;

•	Additional rent expense related to the Company’s lease of American Stainless’ real estate from Store Capital of $0.5 million for the year ended December 31, 2018;

•	An estimated amount of interest expense associated with the additional borrowings to fund the American Stainless acquisition of $0.8 million for the year ended December 31, 2018;

•	Depreciation of $0.2 million for the year ended December 31, 2018, related to the incremental fair value above historical cost for acquired property, plant and equipment; and

•
An increase in the provision for income taxes of $0.1 million for the year ended December 31, 2018 related to the impact of the other pro-forma adjustments and American Stainless' previous status as a pass-through entity for income tax purposes prior to the acquisition.

Acquisition of the Galvanized Pipe and Tube Assets of Marcegaglia USA, Inc.
On July 1, 2018, BRISMET completed the MUSA-Galvanized acquisition. The purpose of the transaction was to enhance the Company's on-going business with additional capacity and technological advantages. The transaction was funded through an increase to the Company's current credit facility (refer to Note 5). The purchase price for the transaction totaled $10.4 million. The tangible assets purchased and liabilities assumed from MUSA include accounts receivable, inventory, equipment, and accounts payable.
MUSA will receive quarterly earn-out payments for a period of four years following closing. Earn-out payments will equate to three percent of BRISMET’s galvanized steel pipe and tube revenue. As of July 1, 2018, the Company forecasted earn-out payments to be $4.2 million, for which the Company established a fair value of $3.8 million using a probability-weighted expected return method and a discount rate applicable to future revenue of five percent. In determining the appropriate discount rate to apply to the contingent payments, the risk associated with the functional form of the earn-out, and the credit risk associated with the payment of the earn-out were all considered. The fair value of the contingent consideration was estimated by applying the probability-weighted expected return method using management's estimates of pounds to be shipped and future price per unit. At December 31, 2018 the fair value of the earn-out totaled $3.4 million with $1.0 million of this liability classified as a current liability because the payments will be made quarterly.
In the fourth quarter of 2018, management adjusted the fair value of the customer list intangible asset. Because this adjustment was determined within the measurement period, the customer list intangible was decreased by $0.3 million and goodwill was increased by $0.3 million. Goodwill arising from the MUSA-Galvanized transaction increased from $3.5 million to $3.8 million and the fair value of the customer list intangible asset was decreased from $1.4 million to $1.2 million. All other changes in fair value have been included as earn-out adjustments in the Company's consolidated statements of operations.
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
The following table shows the initial estimate of value and revisions made during 2018:

(in thousands)	Initial estimate	Revisions	Final
Inventories	$2,746	$—	2,746
Accounts Receivable	2,187	—	2,187
Other current assets - production and maintenance supplies	747	—	747
Property, plant and equipment	4,883	—	4,883
Customer list intangible	1,424	(251)	1,173
Goodwill	3,545	251	3,796
Earn-out Liability	(3,800)	—	(3,800)
Accounts payable	(1,051)	—	(1,051)
Other liabilities	(303)	—	(303)
	$10,378	$—	$10,378
MUSA-Galvanized's results of operations since acquisition are reflected in the Company's consolidated statements of operations as follows:

(in thousands)	2018
Net sales	$11,877
Income before income taxes	65
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

Pro-Forma (Unaudited)
(in thousands, except per share data)	2018	2017
Pro-forma net sales	$292,793	$225,376
Pro-forma net income (loss)	$11,920	$21
Earnings (loss) per share:
Basic	$1.35	n/a
Diluted	$1.34	n/a
The 2018 pro-forma calculation excludes non-recurring acquisition costs of $0.7 million that were incurred by the Company during 2018. Munhall-Galvanized's historical financial results were adjusted for both years to eliminate interest expense charged by the prior owner. Pro-forma net income was reduced for both years for the amount of amortization on Munhall-Galvanized's customer list intangible and an estimated amount of interest expense associated with the additional line of credit borrowings.

Acquisition of the Stainless Steel Pipe and Tube Assets of Marcegaglia USA, Inc.
On February 28, 2017, BRISMET completed the MUSA-Stainless acquisition. The Company funded the transaction through an increase to the Company's credit facility (See Note 5). The purchase price for the transaction, which excluded real estate and certain other assets, totaled $15.0 million. The assets purchased from MUSA included inventory, production and maintenance supplies and equipment less specific identified liabilities assumed. In accordance with the agreement, on December 9, 2016, BRISMET entered into an escrow agreement and deposited $3.0 million into the escrow fund. The deposit was remitted to MUSA at the close of the transaction and was reflected as a credit against the purchase price.
The transaction was accounted for using the acquisition method of accounting for business combinations. During the fourth quarter of 2017, the Company finalized the purchase price allocation for the MUSA-Stainless acquisition.
MUSA will receive quarterly earn-out payments for a period of four years following closing. Aggregate earn-out payments will be at least $3.0 million, with no maximum. Actual payouts will equate to three percent of BRISMET’s incremental revenue, if any, from the amount of small diameter stainless steel pipe and tube (outside diameter of 10 inches or less) sold. At February 28, 2017, the acquisition date, the Company forecasted earn-out payments to be $4.1 million, which was discounted to a present value of $3.6 million using a discount rate applicable to future revenue of five percent. In determining the appropriate discount rate to apply to the contingent payments, the risk associated with the functional form of the earn-out, the credit risk associated with the payment of the earn-out and the methodology to quantify the earn-out were all considered. The fair value of the contingent consideration was estimated by applying the Monte Carlo simulation approach using management's estimates of pounds shipped.
In the second quarter of 2017, management adjusted the selling price used in the earn-out calculation associated with the MUSA-Stainless acquisition. Since this adjustment was determined within the measurement period, the beginning earn-out liability and goodwill were increased by $1.1 million. Goodwill related to the MUSA-Stainless acquisition increased from $3.6 million to $4.6 million and the fair value of contingent consideration was increased from $3.6 million to $4.7 million. All other changes in fair value have been included as earn-out adjustments in the Company's consolidated statements of operations.
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

The following table shows the initial estimate of value and revisions made during 2017:

(in thousands)	Initial estimate	Revisions	Final
Inventories	$5,434	$—	$5,434
Other current assets - production and maintenance supplies	1,548	—	1,548
Equipment	7,577	—	7,577
Customer list intangible	992	—	992
Goodwill	3,589	1,059	4,649
Earn-out liability	(3,604)	(1,059)	(4,664)
Other liabilities assumed	(583)	—	(583)
	$14,953	$—	$14,953
Munhall-Stainless' results of operations since acquisition are reflected in the Company's consolidated statements of operations. The amount of Munhall-Stainless' revenues and operating loss included in the consolidated statements of operations for the year ended December 31, 2017 was $25.8 million and $0.2 million, respectively.
On March 1, 2017, pursuant to the terms and conditions of the MUSA-Stainless asset purchase agreement, the Company entered into a lease agreement to lease manufacturing and warehouse space at MUSA's Munhall, PA facility for $33,333 per month for the initial lease term of 15 months. In February 2018, the lease was amended to extend the term of the lease for the period beginning June 1, 2018 and ending May 31, 2023 and includes escalating rent payments. The lease met the operating lease requirements and was accounted for as such in 2017.
As part of the MUSA-Galvanized acquisition that occurred on July 1, 2018, the Company amended and restated the Master Lease, effective June 29, 2018, pursuant to which the Company leased the Munhall, PA facility, purchased by Store Funding from MUSA for the remainder of the initial term of 20 years set forth in the Master Lease (see Note 10).

Note 16: Shareholders Equity

Stock Repurchase Program
On February 21, 2019, the Board of Directors authorized a stock repurchase program for up to 850,000 shares of its outstanding common stock over twenty-four months. The shares will be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Under the program, the purchases will be funded from available working capital, and the repurchased shares will be returned to the status of authorized, but unissued shares of common stock or held in treasury. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. During the year-ended December 31, 2019 the Company did not purchase any shares under the stock repurchase program.

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
In 2018, the Company issued and sold 44,378 shares in connection with the ATM Program, with total net proceeds of $1.0 million. The Agents received $20,470 in commission on the sales.
On November 16, 2018, the Company terminated the ATM Program. The Company has not sold any shares under the ATM Offering since September 30, 2018, and will no longer offer any shares under this program.
Dividends
At the end of each fiscal year the Board reviews the financial performance and capital needed to support future growth to determine the amount of cash dividend, if any, which is appropriate. In 2019, no dividends were declared or paid by the Company. In 2018, the Company paid a $0.25 cash dividend on December 12, 2018 for a total of $2.3 million. In 2017, the Company paid a $0.13 cash dividend totaling $1.1 million.
Note 17: Revenues
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

	December 31,
(in thousands)	2019	2018	2017
Fiberglass and steel liquid storage tanks and separation equipment	$28,722	$31,654	$27,600
Heavy wall seamless carbon steel pipe and tube	30,607	32,474	25,103
Stainless steel pipe and tube	167,907	146,237	100,254
Galvanized pipe and tube	23,842	11,877	—
Specialty chemicals	54,090	58,599	48,191
Net sales	$305,168	$280,841	$201,148

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
Deferred Revenues
Deferred revenues are recorded when cash payments are received in advance of satisfying the performance obligation, including amounts which are refundable. The deferred revenue balance decreased less than $0.1 million during 2019 to $0.2 million as of December 31, 2019 due to receiving $2.4 million in advance of satisfying our performance obligations during the period, offset by $2.4 million of revenue that was recognized during the period after satisfying the performance obligations that were included in the beginning deferred revenue balance or received during the current period. Deferred revenues are included in "Accrued expenses" on the accompanying Consolidated Balance Sheets.
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
The Company does not disclose the value of unsatisfied performance obligations since contracts are expected to be completed within one year.

Note 18: Quarterly Results (Unaudited)
The following is a summary of quarterly operations for 2019 and 2018:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019
Net sales	$84,804	$78,778	$73,640	$67,946
Gross profit	8,684	7,838	7,288	6,963
Net (loss)	(927)	(263)	(953)	(893)

Per common share(1)
Basic	(0.10)	(0.03)	(0.11)	(0.10)
Diluted	(0.10)	(0.03)	(0.11)	(0.10)

2018
Net sales	$58,480	$71,894	$77,793	$72,674
Gross profit	11,234	15,716	14,028	10,259
Net income	3,835	3,677	5,036	549

Per common share(1)
Basic	0.44	0.42	0.57	0.06
Diluted	0.44	0.41	0.56	0.06

(1) Per Share amounts may not foot due to rounding.

Note 19: Subsequent Events

On February 5, 2020 the Compensation Committee approved stock option grants under the 2011 Plan. Options for a total of 123,500 shares, with an exercise price of $12.995 per share, were granted under the 2011 Plan to certain management employees of the Company. The stock options will vest in 33 percent increments annually on a cumulative basis, beginning one year after the date of grant. In order for the options to vest, the employee must be in the continuous employment of the Company since the date of the grant. Except for death, disability, or qualifying retirement, any portion of the grant that has not vested will be forfeited upon termination of employment. The Company may terminate any portion of the grant that has not vested upon an employee's failure to comply with all conditions of the award or the 2011 Plan. Shares representing grants that have not yet vested will be held in escrow by the Company. An employee will not be entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable. The per share weighted-average fair value of this stock option grant was $4.53. The Black-Scholes model for this grant was based on a risk-free interest rate of 1.66 percent, an expected life of ten years, an expected volatility of 35.1 percent and a dividend yield of 1.79 percent. Compensation expense totaling $0.6 million will be recorded against earnings equally over the following 36 months from the date of grant with the offset recorded in Shareholders' Equity.

On February 5, 2020, the Compensation Committee approved stock grants under the Company's 2015 Stock Awards Plan to certain management employees of the Company where 45,418 shares with a market price of $12.995 per share were granted under the Plan. The stock awards vest in either 20 percent or 33 percent increments annually on a cumulative basis, beginning one year after the date of grant. In order for the awards to vest, the employee must be in the continuous employment of the Company since the date of the award. Except for death, disability, or qualifying retirement, any portion of an award that has not vested is forfeited upon termination of employment. The Company may terminate any portion of the award that has not vested upon an employee's failure to comply with all conditions of the award or the 2015 Stock Awards Plan. An employee is not entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable.

On February 5, 2020, the Compensation Committee approved performance-based restricted stock awards to certain management employees of the Company where 36,647 shares with a market price of $12.995 per share were granted under the Plan. The Company's performance-based restricted stock awards are classified as equity and contain performance and service

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

conditions that must be satisfied for an employee to earn the right to benefit from the award. The performance condition is based on the achievement of the Company's EBITDA targets. The fair value of the performance-based restricted stock awards are determined based on the closing market price of our stock on the date of grant. In general, 0% to 150% of the Company's performance-based restricted stock awards vest at the end of a three year service period from the date of grant based upon achievement of the performance condition specified. Except for death, disability, or qualifying retirement, any portion of an award that has not vested is forfeited upon termination of employment. The Company may terminate any portion of the award that has not vested upon an employee's failure to comply with all conditions of the award. An employee is not entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of December 31, 2019. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed the evaluation.
Item 9B Other Information
Not applicable.
PART III

Item 10 Directors, Executive Officers and Corporate Governance
In accordance with General Instruction G(3), information called for by Part III, Item 10, is incorporated herein by reference from the information appearing under the caption "Proposal 1 - Election of Directors," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the 2020 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.
Code of Conduct. The Company's Board of Directors has adopted a Code of Conduct that applies to the Company's Chief Executive Officer, Chief Financial Officer and corporate and divisional controllers. The Code of Conduct is available on the Company's website at www.synalloy.com. Any amendment to, or waiver from, this Code of Conduct will be posted on the Company's website.
Audit Committee. The Company has a separately designated standing Audit Committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Anthony A. Callander, Henry L. Guy, Jeffrey Kaczka and James W. Terry.
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
Item 11 Executive Compensation
In accordance with General Instruction G(3), information called for by Part III, Item 11, is incorporated herein by reference from the information appearing under the caption "Board of Directors and Committees - Compensation Committee Interlocks and Insider Participation," "Director Compensation," "Discussion of Executive Compensation" and "Compensation Committee Report" in the definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
In accordance with General Instruction G(3), information called for by Part III, Item 12, is incorporated by reference from the information appearing under the caption "Beneficial Owners of More Than Five Percent of the Company's Common Stock" and "Security Ownership of Certain Beneficial Owners and Management" in the definitive Proxy Statement for the 2020 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.
Equity Compensation Plan Information. The following table sets forth aggregated information as of December 31, 2019 about all of the Company's equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1) (c)
Equity compensation plans approved by security holders	51,746	$14.38	215,823
Equity compensation plans not approved by security holders	—	—	—
Total	51,746	14.38	215,823
(1) Represents shares remaining available for issuance under the 2015 Stock Awards Plan and the 2011 Plan.
Non-employee directors are paid an annual retainer of $102,000, and each director has the opportunity to elect to receive 100 percent of the retainer in restricted stock. For 2019, non-employee directors received an aggregate of $304,000 of the annual retainer in restricted stock. The number of restricted shares is determined by the average of the high and low sale price of the Company's stock on the day prior to the Annual Meeting of Shareholders. For 2019, seven non-employee directors each received an aggregate of 15,909 shares. Issuance of the shares granted to the directors is not registered under the Securities Act of 1933 and the shares are subject to forfeiture in whole or in part upon the occurrence of certain events. The above table does not reflect these shares issued to non-employee directors.
Item 13 Certain Relationships and Related Transactions, and Director Independence
In accordance with General Instruction G(3), information called for by Part III, Item 13, is incorporated by reference from the information appearing under the caption "Board of Directors and Committees – Related Party Transactions" and "– Director Independence" in the definitive Proxy Statement for the 2020 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.
Item 14 Principal Accounting Fees and Services
In accordance with General Instruction G(3), information called for by Part III, Item 14, is incorporated by reference from the information appearing under the caption "Independent Registered Public Accounting Firm - Fees Paid to Independent Registered Public Accounting Firm" and "– Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm" in the definitive Proxy Statement for the 2020 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

PART IV

Item 15 Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Financial Statements: The following consolidated financial statements of Synalloy Corporation are included in Part II, Item 8:

Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
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
See "Exhibit Index"

Item 16 Form 10-K Summary
None.

Schedule II Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Period	Charged to (Reduction of) Cost and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2019
Deducted from asset account:
Inventory reserves	$676	$1,767	$(1,696)	$747

Year ended December 31, 2018
Deducted from asset account:
Inventory reserves	$697	$1,828	$(1,849)	$676

Year ended December 31, 2017
Deducted from asset account:
Inventory reserves	$966	$1,237	$(1,506)	$697

Index to Exhibits

Exhibit No. from Item 601 of Regulation S-K	Description
1.1	Underwriting Agreement dated September 24, 2013, incorporated by reference to Registrant's Form 8-K filed September 24, 2013
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

10.9
Second Amended and Restated Loan Agreement, dated as of August 31, 2016, between Registrant and Branch Banking and Trust (“BB&T”), incorporated by reference to Registrant's Form 10-Q for the period ended September 30, 2016

10.10	Third Amended and Restated Loan Agreement, dated as of October 30, 2017, between Registrant and BB&T, incorporated by reference to Registrant's Form 10-Q for the period ended September 30, 2017
10.11
First Amendment to Third Amended and Restated Loan Agreement, dated as of June 29, 2018, between Registrant and BB&T, incorporated by reference to Registrant's Form 10-Q for the period ended June 30, 2018

10.12
Second Amendment to Third Amended and Restated Loan Agreement, dated as of December 20, 2018, between Registrant and BB&T, incorporated by reference to Registrant's Form 10-K for the period ended December 31, 2018.

10.13	Employment Agreement, dated as of March 1, 2019, between Registrant and Craig C. Bram, incorporated by reference to Registrant's Form 10-K for the period ended December 31, 2018.
10.14	Employment Agreement, dated as of March 1, 2019, between Registrant and Dennis M. Loughran, incorporated by reference to Registrant's Form 10-K for the period ended December 31, 2018.
10.15	Employment Agreement, dated as of March 1, 2019, between Registrant and James G. Gibson, incorporated by reference to Registrant's Form 10-K for the period ended December 31, 2018.
10.16
Stock Purchase Agreement, dated as of August 10, 2012, among Jimmie Dean Lee, James Varner, Steven C. O'Brate and Registrant, incorporated by reference to Registrant's Form 8-K filed on August 24, 2012

10.17	Stock Purchase Agreement, dated as of November 21, 2014, between The Davidson Corporation and Registrant, incorporated by reference to Registrant's Form 8-K filed on November 25, 2014
10.18
Asset Purchase Agreement, dated as of December 9, 2016, between Marcegaglia USA, Inc. and Registrant's Bristol Metals, LLC subsidiary, incorporated by reference to Registrant's Form 10-K for the year ended December 31, 2016

10.19
Amendment No. 1 to Asset Purchase Agreement, dated as of February 28, 2017, between Marcegaglia USA, Inc. and Registrant's Bristol Metals, LLC subsidiary, amending the Asset Purchase Agreement between the parties dated December 9, 2016, incorporated by reference to Registrant's Form 10-K for the year ended December 31, 2016

10.20
Amendment No. 2 to Asset Purchase Agreement, dated as of July 1, 2018, between Marcegaglia USA, Inc. and Registrant's Bristol Metals, LLC subsidiary, further amending the Asset Purchase Agreement between the parties dated December 9, 2016, incorporated by reference to Registrant's Form 10-Q for the period ended June 30, 2018

10.21
Asset Purchase Agreement, dated as of June 29, 2018, but with a closing effective date of July 1, 2018, between Marcegaglia USA, Inc. and Registrant's Bristol Metals, LLC subsidiary, incorporated by reference to Registrant's Form 10-Q for the period ended June 30, 2018

10.22
Asset Purchase Agreement, dated as of November 30, 2018, between American Stainless Tubing, Inc. (now HLM Legacy Group, Inc.) and Registrant's ASTI Acquisition, LLC (now American Stainless Tubing, LLC) subsidiary, incorporated by reference to Registrant's Form 10-K for the period ended December 31, 2018.

10.23
Purchase and Sale Agreement, dated as of September 1, 2016, between Store Capital Acquisition, LLC and Registrant's Bristol Metals, LLC, Specialty Pipe & Tube, Inc., Palmer of Texas Tanks, Inc., Manufacturers Soap & Chemical Company, Manufacturers Chemicals, LLC subsidiaries, and Registrant, incorporated by reference to Registrant's Form 10-Q for the period ended September 30, 2016

10.24	Master Lease Agreement, dated as of September 30, 2016 between Registrant and Store Master Funding XII, LLC, incorporated by reference to Registrant's Form 10-K for the year ended December 31, 2016
10.25
Purchase and Sale Agreement, dated as of May 25, 2018, between Marcegaglia USA, Inc. and Registrant's Bristol Metals, LLC subsidiary, incorporated by reference to Registrant's Form 10-Q for the period ended June 30, 2018

10.26
Agreement to Designate and Lease, dated as of June 29, 2018, between Registrant and Store Capital Acquisitions, LLC, incorporated by reference to Registrant's Form 10-Q for the period ended June 30, 2018

10.27
Amended and Restated Master Lease Agreement, dated as of June 29, 2018, between Registrant and Store Master Funding XII, LLC, incorporated by reference to Registrant's Form 10-Q for the period ended June 30, 2018

10.28
Purchase and Sale Agreement, dated as of November 30, 2018, between American Stainless Tubing, Inc. (now HLM Legacy Group, Inc.) and Registrant's ASTI Acquisition, LLC (now American Stainless Tubing, LLC) subsidiary, incorporated by reference to Registrant's Form 10-K for the period ended December 31, 2018.

10.29
Amended and Restated Master Lease, dated as of January 1, 2019, between Registrant and Store Master Funding XII, LLC, incorporated by reference to Registrant's Form 10-K for the period ended December 31, 2018.

10.30	Agreement between Registrant's Bristol Metals, LLC subsidiary and the United Steelworkers of America Local 4586, dated August 1, 2019.
21	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP, independent registered public accounting firm
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32	Certifications Pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed "furnished" and not "filed."

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SYNALLOY CORPORATION

By /s/ Craig C. Bram Craig C. Bram President and Chief Executive Officer (principal executive officer)	March 6, 2020 Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Murray H. Wright Murray H. Wright Chairman of the Board	March 6, 2020 Date

/s/ Anthony A. Callander Anthony A. Callander Director	March 6, 2020 Date

/s/ Amy J. Michtich Amy J. Michtich Director	March 6, 2020 Date

/s/ James W. Terry, Jr. James W. Terry, Jr. Director	March 6, 2020 Date

/s/ Henry L. Guy Henry L. Guy Director	March 6, 2020 Date

/s/ Susan S. Gayner Susan S. Gayner Director	March 6, 2020 Date

/s/ Jeffrey Kaczka Jeffrey Kaczka Director	March 6, 2020 Date

/s/ Craig C. Bram Craig C. Bram Chief Executive Officer and Director	March 6, 2020 Date

/s/ Dennis M. Loughran Dennis M. Loughran Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 6, 2020 Date