Form 10-Q
period 2020-03-31
SYNALLOY CORP
filed 2020-05-05
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock as of May 4, 2020 was 9,058,040

Synalloy Corporation

Part I - Financial Information
Item 1. Financial Statements

SYNALLOY CORPORATION
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	(Unaudited)
	March 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$22	$626
Accounts receivable, net of allowance for credit losses of $789 and $70, respectively	42,221	35,074
Inventories, net	97,152	98,186
Prepaid expenses and other current assets	14,880	13,229
Total current assets	154,275	147,115

Property, plant and equipment, net	39,386	40,690
Right-of-use assets, operating leases, net	36,072	35,772
Goodwill	17,558	17,558
Intangible assets, net	14,905	15,714
Deferred charges, net	308	348
Total assets	$262,504	$257,197

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$26,819	$21,150
Accrued expenses	10,373	11,613
Current portion of long-term debt	4,000	4,000
Current portion of operating lease liabilities	957	3,562
Current portion of finance lease liabilities	275	253
Total current liabilities	42,424	40,578

Long-term debt	73,755	71,554
Long-term portion of earn-out liability	2,581	3,578
Long-term portion of operating lease liabilities	36,770	33,723
Long-term portion of finance lease liabilities	200	336
Deferred income taxes	2,109	790
Other long-term liabilities	81	127
Total non-current liabilities	115,496	110,108
Commitments and contingencies – See Note 11

Shareholders' equity
Common stock, par value $1 per share; authorized 24,000,000 shares; issued 10,300,000 shares	10,300	10,300
Capital in excess of par value	37,035	37,407
Retained earnings	68,924	70,552
	116,259	118,259
Less cost of common stock in treasury - 1,241,960 and 1,257,784 shares, respectively	11,675	11,748
Total shareholders' equity	104,584	106,511
Total liabilities and shareholders' equity	$262,504	$257,197
Note: The condensed consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date. See accompanying notes to condensed consolidated financial statements.

SYNALLOY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2020	2019
Net sales	$74,697	$84,804

Cost of sales	67,546	76,120

Gross profit	7,151	8,684

Selling, general and administrative expense	7,770	8,895
Acquisition costs and other	304	328
Earn-out adjustments	4	17
Operating loss	(927)	(556)
Other expense (income)
Interest expense	719	1,024
Change in fair value of interest rate swaps	85	48
Other, net	827	(295)

Loss before income taxes	(2,558)	(1,333)
Income tax benefit	(1,380)	(406)

Net loss	$(1,178)	$(927)

Net loss per common share:
Basic	$(0.13)	$(0.10)
Diluted	$(0.13)	$(0.10)

Weighted average shares outstanding:
Basic	9,074	8,927
Diluted	9,074	8,927
See accompanying notes to condensed consolidated financial statements

SYNALLOY CORPORATION
Condensed Consolidated Statement of Cash Flows (Unaudited)
(in thousands)

	Three months ended March 31,
	2020	2019
Operating activities
Net loss	$(1,178)	$(927)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	1,958	1,890
Amortization expense	810	924
Amortization of debt issuance costs	40	40
Unrealized loss on equity securities	852	53
Deferred income taxes	1,319	(56)
Gain on sale of equity securities	—	(326)
Earn-out adjustments	4	17
Payments on earn-out liabilities in excess of acquisition date fair value	(292)	(370)
Provision for losses on accounts receivable	141	134
Provision for losses on inventories	358	418
Non-cash lease expense	128	137
Non-cash lease termination loss	11	—
Change in fair value of interest rate swap	85	48
Stock-based compensation expense	336	615
Changes in operating assets and liabilities:
Accounts receivable	(7,737)	(2,393)
Inventories	676	5,190
Other assets and liabilities	2	631
Accounts payable	5,668	3,966
Accrued expenses	(1,085)	(3,541)
Accrued income taxes	(2,738)	(351)
Net cash (used in) provided by operating activities	(642)	6,099
Investing activities
Purchases of property, plant and equipment	(587)	(964)
Proceeds from sale of equity securities	—	850
Purchase of equity securities	—	(544)
Acquisition of ASTI	—	(21,895)
Net cash used in investing activities	(587)	(22,553)
Financing activities
Borrowings (repayments) from line of credit	3,201	(4,258)
Borrowings from term loan	—	20,000
Payments on long-term debt	(1,000)	(666)
Principal payments on finance lease obligations	(64)	(47)
Payments for finance lease terminations	(14)	—
Payments on earn-out liabilities	(863)	(190)
Repurchase of common stock	(635)	—
Net cash provided by financing activities	625	14,839
Decrease in cash and cash equivalents	(604)	(1,615)
Cash and cash equivalents at beginning of period	626	2,220
Cash and cash equivalents at end of period	$22	$605

Supplemental disclosure
Cash paid for:
Interest	$667	$878
See accompanying notes to condensed consolidated financial statements

SYNALLOY CORPORATION
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
(in thousands)

	Three Months Ended March 31, 2020

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Cost of Common Stock in Treasury	Total
Balance at December 31, 2019	$10,300	$37,407	$70,552	$(11,748)	$106,511
Net loss	—	—	(1,178)	—	(1,178)
Cumulative adjustment due to adoption of ASC 326			(450)		(450)
Issuance of 75,440 shares of common stock from treasury	—	(708)	—	708	—
Stock-based compensation	—	336	—	—	336
Purchase of common stock	—	—	—	(635)	(635)
Balance at March 31, 2020	$10,300	$37,035	$68,924	$(11,675)	$104,584

	Three Months Ended March 31, 2019

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Cost of Common Stock in Treasury	Total
Balance at December 31, 2018	$10,300	$36,521	$68,965	$(13,302)	$102,484
Net loss	—	—	(927)	—	(927)
Cumulative adjustment due to adoption of ASC 842	—	—	4,623	—	4,623
Issuance of 89,154 shares of common stock from treasury	—	(832)	—	832	—
Stock-based compensation	—	615	—	—	615
Balance at March 31, 2019	$10,300	$36,304	$72,661	$(12,470)	$106,795
See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Unless indicated otherwise, the terms "Company," "we," "us," and "our" refer to Synalloy Corporation and its consolidated subsidiaries.

Note 1: Basis of Presentation

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
These interim condensed consolidated financial statements (unaudited) should be read in conjunction with the audited consolidated financial statements and notes thereto in the Synalloy Corporation (the Company) Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the Annual Report). The financial results for the interim periods may not be indicative of the financial results for the entire fiscal year.
Recently Issued Accounting Standards - Adopted
On January 1, 2020, the Company adopted ASU No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The updated guidance removes disclosure requirements pertaining to the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. In addition, the amendment clarifies that the measurement uncertainty disclosure is to communicate information about uncertainty in measurement as of the reporting date. The guidance also adds disclosure requirements for changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 measurements held at the end of the reporting period as well as the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The adoption of this standard by the Company did not have a material impact on the Condensed Consolidated Financial Statements or footnote disclosures. See Note 2 for further discussion on the Company's fair value measurements.
On January 1, 2020, the Company adopted ASU No. 2017-04 Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. The updated guidance eliminated step two of the goodwill impairment test and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. Additionally, the amount of goodwill allocated to a reporting unit with a zero or negative carrying amount of net assets should be disclosed. The adoption of this standard by the Company did not have a material impact on the Condensed Consolidated Financial Statements.
On January 1, 2020, the Company adopted ASU No. 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The updated guidance amends the current accounting guidance and requires the measurement of all expected losses based on historical experience, current conditions, and reasonable and supportable forecasts rather than the incurred loss model which reflects losses that are probable. Entities are required to apply these changes through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company evaluated its financial instruments and determined that its trade accounts receivable are subject to the new current expected credit loss model. Based upon the application of the new current expected credit loss model, we recorded a cumulative effect adjustment of $0.4 million to Retained Earnings. The adoption of this standard by the Company did not have a material impact on the Condensed Consolidated Statement of Operations or Cash Flows.
Recently Issued Accounting Standards - Not Yet Adopted
In December 2019, the FASB issued ASU No. 2019-12 "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." This ASU removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation, and calculating income taxes in interim periods. This ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 with early adoption permitted. The Company is currently assessing the impact that adopting this new standard will have on its Condensed Consolidated Financial Statements and footnote disclosures.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2: Fair Value of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. To measure fair value, we use a three-tier valuation hierarchy based upon observable and non-observable inputs:
Level 1 - Unadjusted quoted prices that are available in active markets for identical assets or liabilities at the measurement date.
Level 2 - Significant other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:

•	Quoted prices for similar assets or liabilities in active markets;

•	Quoted prices for identical or similar assets or liabilities in non-active markets

•	Inputs other than quoted prices that are observable for the asset or liability; and

•	Inputs that are derived principally from or corroborated by other observable market data.
Level 3 - Significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using model-based techniques, including option pricing models, discounted cash flow models, probability weighted models, and Monte Carlo simulations..
The Company's financial instruments include cash and cash equivalents, accounts receivable, derivative instruments, accounts payable, earn-out liabilities, a revolving line of credit, a term loan, and equity investments.
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
Level 1: Equity securities
During the three months ended March 31, 2020, the Company sold no shares of its equity securities investments.
For the three months ended March 31, 2020, the Company also recorded a net unrealized loss of $0.9 million on the investments in equity securities held, which is included in "Other expense (income)" on the accompanying Condensed Consolidated Statements of Operations.
The fair value of equity securities held by the Company as of March 31, 2020 and December 31, 2019 was $3.4 million and $4.3 million, respectively, and is included in “Prepaid expenses and other current assets” on the accompanying Consolidated Balance Sheets.
Level 2: Derivative Instruments
The Company has one interest rate swap contract, which is classified as a Level 2 financial instrument as it is not actively traded and is valued using pricing models that use observable market inputs. The fair value of the contract was a liability of $0.1 million at March 31, 2020 and an asset of $6,088 at December 31, 2019, respectively. The interest rate swap was priced using discounted cash flow techniques. Changes in its fair value were recorded to other expense (income) with corresponding offsetting entries to "Prepaid expenses and other current assets" or "Accrued Expenses", as appropriate. Significant inputs to the discounted cash flow model include projected future cash flows based on projected one-month LIBOR and the average margin for companies with similar credit ratings and similar maturities.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Level 3: Contingent consideration (earn-out) liabilities
The fair value of contingent consideration ("earn-out") liabilities resulting from the 2017 MUSA-Stainless acquisition, 2018 MUSA-Galvanized acquisition, and 2019 American Stainless acquisition are classified as Level 3. Each quarter-end, the Company re-evaluates its assumptions for all earn-out liabilities and adjusts to reflect the updated fair values. Changes in the estimated fair value of the earn-out liabilities are reflected in operating income in the periods in which they are identified. Changes in the fair value of the earn-out liabilities may materially impact and cause volatility in the Company's operating results. The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration (earn-out) liabilities are the discount rate, timing of the estimated payouts, and future revenue projections. Significant increases (decreases) in any of those inputs would not have resulted in a material difference in the fair value measurement of the earn-out liabilities for the three months ended March 31, 2020.
The following table presents a summary of changes in fair value of the Company's Level 3 earn-out liabilities measured on a recurring basis for the three months ended March 31, 2020:

(in thousands)	MUSA-Stainless	MUSA-Galvanized	American Stainless	Total
Balance at December 31, 2019	$2,403	$1,782	$4,969	$9,154
Earn-out payments during the period	(476)	(167)	(512)	(1,155)
Changes in fair value during the period	27	70	(93)	4
Balance at March 31, 2020	$1,954	$1,685	$4,364	$8,003
For the three months ended March 31, 2020, the Company had no unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value instruments.
Quantitative Information about Significant Unobservable Inputs Used in Level 3 Fair Value Measurements
The following table summarizes the significant unobservable inputs in the fair value measurement of our contingent consideration (earn-out) liabilities as of March 31, 2020:

Instrument	Fair Value March 31, 2020	Principal Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
Contingent consideration (earn-out) liabilities	$8,003	Probability Weighted Expected Return	Discount rate	-	5%
			Timing of estimated payouts	2020 - 2022	-
			Future revenue projection	$1.6M - 18.1M	$9.0M
The weighted average discount rate was calculated by applying an equal weighting to each contingent consideration's (earn-out liabilities) discount rate. The weighted average future revenue projection was calculated by applying an equal weighting of probabilities to each forecasted scenario within the valuation models to determine the probability weighted sales applicable to the contingent consideration (earn-out liabilities).
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
During the three months ended March 31, 2020, the Company had no significant measurements of assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.
Fair Value of Financial Instruments
For short-term instruments, other than those required to be reported at fair value on a recurring and non-recurring basis and for which additional disclosures are included above, management concluded the historical carrying value is a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization. Therefore, as of March 31, 2020 and December 31, 2019, the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, the Company's revolving line of credit, which is based on a variable interest rate, and term loan approximate their fair value.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3: Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined by either specific identification or weighted average methods. The components of inventories are as follows:

(in thousands)	March 31, 2020	December 31, 2019
Raw materials	$40,735	$42,896
Work-in-process	19,558	17,616
Finished goods	37,904	38,422
	$98,197	$98,934
Less inventory reserves	$1,045	$748
Inventories, net	$97,152	$98,186

Note 4: Property, Plant and Equipment
Property, plant and equipment consist of the following:

(in thousands)	March 31, 2020	December 31, 2019
Land	63	63
Leasehold improvements	2,055	1,921
Buildings	214	214
Machinery, fixtures and equipment	100,832	100,300
Construction-in-progress	3,037	2,999
	106,201	105,497
Less accumulated depreciation and amortization	66,815	64,807
Property, plant and equipment, net	39,386	40,690

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5: Goodwill and Intangible Assets
The gross carrying amounts of goodwill at March 31, 2020 and December 31, 2019 are as follows:

(in thousands)	March 31, 2020	December 31, 2019
Metals Segment	$16,203	$16,203
Specialty Chemicals Segment	1,355	1,355
Goodwill	$17,558	$17,558

The balance of intangible assets subject to amortization at March 31, 2020 and December 31, 2019 are as follows:

(in thousands)	March 31, 2020	December 31, 2019
Intangible assets, gross	$32,126	$32,126
Accumulated amortization of intangible assets	(17,221)	(16,412)
Intangible assets, net	$14,905	$15,714

Estimated amortization expense related to intangible assets for the next five years are as follows (in thousands):

Remainder of 2020	$2,429
2021	3,051
2022	2,741
2023	1,200
2024	1,042
2025	945
Thereafter	3,497

Note 6: Long-term Debt
Long-term debt consists of the following:

(in thousands)	March 31, 2020	December 31, 2019
$100 million Revolving line of credit, due December 20, 2021	$62,422	$59,221
$20 million Term loan, due January 1, 2024	$15,333	$16,333
	$77,755	$75,554
On December 20, 2018, the Company amended its Credit Agreement with its bank to refinance and increase its Line of Credit (the "Line") from $80,000,000 to $100,000,000 and to create a new 5-year term loan in the principal amount of $20,000,000 (the “Term Loan”). The Term Loan was used to finance the purchase of substantially all of the assets of American Stainless (see Note 13). The Term Loan’s maturity date is January 1, 2024 and shall be repaid in 60 consecutive monthly installments. Interest on the Term Loan is calculated using the One Month LIBOR Rate (as defined in the Credit Agreement), plus 1.90 percent. The Line will be used for working capital needs and as a source for funding future acquisitions. The maturity date of the Line has been extended to December 20, 2021. Interest on the Line remains unchanged and is calculated using the One Month LIBOR Rate, plus 1.65%. Borrowings under the Line are limited to an amount equal to a Borrowing Base calculation that includes eligible accounts receivable and inventory. As of March 31, 2020, the Company had $18.8 million of remaining available capacity under its line of credit.
Pursuant to the Credit Agreement, the Company is subject to certain covenants including maintaining a minimum fixed charge coverage ratio, maintaining a minimum tangible net worth, and a limitation on the Company’s maximum amount of capital expenditures per year, which is in line with currently projected needs. At March 31, 2020, the Company was in compliance with all debt covenants.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 7: Stock-Based Compensation
Stock-based compensation expense for the three months ended March 31, 2020 and March 31, 2019 was $0.3 million and $0.6 million, respectively.
Stock Options
During the three months ended March 31, 2020 and March 31, 2019, no stock options were exercised by officers or employees of the Company.
2011 Long-Term Incentive Stock Option Plan
On February 5, 2020 the Compensation & Long-Term Incentive Committee of the Company's Board of Directors ("Compensation Committee") approved stock option grants under the 2011 Long-Term Incentive Stock Option Plan ("the 2011 Plan"). Options for a total of 123,500 shares, with an exercise price of $12.995 per share, were granted under the 2011 Plan to certain management employees of the Company. The stock options will vest in 33 percent increments annually on a cumulative basis, beginning one year after the date of grant. In order for the options to vest, the employee must be in the continuous employment of the Company since the date of the grant. Except for death, disability, or qualifying retirement, any portion of the grant that has not vested will be forfeited upon termination of employment. The Company may terminate any portion of the grant that has not vested upon an employee's failure to comply with all conditions of the award or the 2011 Plan. Shares representing grants that have not yet vested will be held in escrow by the Company. An employee will not be entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable. The per share weighted-average fair value of this stock option grant was $4.53. The Black-Scholes model for this grant was based on a risk-free interest rate of 1.66 percent, an expected life of ten years, an expected volatility of 35.1 percent and a dividend yield of 1.79 percent.
Restricted Stock Awards
2015 Stock Awards Plan
On February 5, 2020, the Compensation Committee approved stock grants under the Company's 2015 Stock Awards Plan (the "Plan") to certain management employees of the Company where 45,418 shares with a market price of $12.995 per share were granted under the Plan. The stock awards vest in either 20 percent or 33 percent increments annually on a cumulative basis, beginning one year after the date of grant. In order for the awards to vest, the employee must be in the continuous employment of the Company since the date of the award. Except for death, disability, or qualifying retirement, any portion of an award that has not vested is forfeited upon termination of employment. The Company may terminate any portion of the award that has not vested upon an employee's failure to comply with all conditions of the award or the 2015 Stock Awards Plan. An employee is not entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable.
Performance-Based Restricted Stock Awards
In 2017, the Compensation Committee granted performance restricted stock awards (“2017 Performance Based Incentive Award”) to officers and certain key management-level employees. The 2017 Performance Based Incentive Award vested three years from the grant date based on continuous service, with the number of shares earned (0 percent to 150 percent of the target award) depending on the extent to which the Company achieved certain financial performance targets measured over the period from January 1, 2017 to December 31, 2019. On February 5, 2020, the Compensation Committee approved the vesting of the 2017 Performance Based Incentive Award for a total of 28,481 restricted shares at a grant date market price of $12.30.
On February 5, 2020, the Compensation Committee approved performance-based restricted stock awards to certain management employees of the Company where 36,647 shares with a market price of $12.995 per share were granted under the Plan. The Company's performance-based restricted stock awards are classified as equity and contain performance and service conditions that must be satisfied for an employee to earn the right to benefit from the award. The performance condition is based on the achievement of the Company's Adjusted EBITDA targets. The fair value of the performance-based restricted stock awards are determined based on the closing market price of our stock on the date of grant. In general, 0% to 150% of the Company's performance-based restricted stock awards vest at the end of a three year service period from the date of grant based upon achievement of the performance condition specified. Except for death, disability, or qualifying retirement, any portion of an award that has not vested is forfeited upon termination of employment. The Company may terminate any portion of the award that has not vested upon an employee's failure to comply with all conditions of the award. An employee is not entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8: Loss Per Share
The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
Numerator:
Net loss	$(1,178)	$(927)
Denominator:
Denominator for basic earnings per share - weighted average shares	9,074	8,927
Effect of dilutive securities:
Employee stock options and stock grants	—	—
Denominator for diluted earnings per share - weighted average shares	9,074	8,927

Net loss per share:
Basic	$(0.13)	$(0.10)
Diluted	$(0.13)	$(0.10)

The diluted earnings per share calculations exclude the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. The Company had 0.2 million and 33,313 shares of common stock that were anti-dilutive for the three months ended March 31, 2020 and March 31, 2019, respectively.

Note 9: Income Taxes
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal examinations for years before 2014 or state income tax examinations for years before 2014. During the first three months of 2020 and 2019, the Company did not identify nor reserve for any unrecognized tax benefits.

The effective tax rate was 54.0% and 30.5% for the three months ended March 31, 2020 and March 31, 2019, respectively. The March 31, 2020 effective tax rate was higher than the statutory rate of 21.0% due to discrete tax benefits on our stock compensation plan and estimated tax benefits associated with the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) which was signed into law on March 27, 2020.  The CARES Act includes various income and payroll tax provisions, notably enabling the Company to carry back net operating losses and recover taxes paid in prior years.

Note 10: Leases
Balance Sheet Presentation
Operating and finance lease amounts included in the Condensed Consolidated Balance Sheet are as follows (in thousands):

Classification	Financial Statement Line Item	March 31, 2020
Assets	Right-of-use assets, operating leases	$36,072
Assets	Property, plant and equipment	296
Current liabilities	Current portion of lease liabilities, operating leases	957
Current liabilities	Current portion of lease liabilities, finance leases	275
Non-current liabilities	Non-current portion of lease liabilities, operating leases	36,770
Non-current liabilities	Non-current portion of lease liabilities, finance leases	200

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Total Lease Cost
Individual components of the total lease cost incurred by the Company are as follows:

(in thousands)	Three Months Ended March 31, 2020
Operating lease cost	$1,035
Finance lease cost:
Amortization of right-of-use assets	59
Interest on finance lease liabilities	17
Total lease cost	$1,111
Reduction in carrying amounts of right-of-use assets held under finance leases is included in depreciation expense. Minimum rental payments under operating leases are recognized on a straight-line method over the term of the lease including any periods of free rent and are included in selling, general, and administrative expense on the Condensed Consolidated Statement of Operations.
Maturity of Leases
The amounts of undiscounted future minimum lease payments under leases as of March 31, 2020 are as follows:

(in thousands)	Operating	Finance
Remainder of 2020	$2,735	$237
2021	3,710	291
2022	3,767	—
2023	3,803	—
2024	3,656	—
Thereafter	48,577	—
Total undiscounted minimum future lease payments	66,248	528
Imputed Interest	28,521	53
Present value of lease liabilities	$37,727	$475
Lease Term and Discount Rate

Weighted-average remaining lease term	March 31, 2020
Operating Leases	16.19 years
Finance Leases	1.67 years
Weighted-average discount rate
Operating Leases	7.32%
Finance Leases	12.40%
During the three-month period ended March 31, 2020, no right-of-use assets were recognized in exchange for new operating lease liabilities.

Note 11: Commitments and Contingencies
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

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 12: Industry Segments

The following table summarizes certain information regarding segments of the Company's operations:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net sales
Metals Segment	$60,664	$71,103
Specialty Chemicals Segment	14,033	13,701
	$74,697	$84,804
Operating loss
Metals Segment	$934	$1,437
Specialty Chemicals Segment	466	614

Unallocated corporate expenses	2,019	2,308
Acquisition related costs and other	304	282
Earn-out adjustments	4	17
Operating loss	(927)	(556)
Interest expense	719	1,024
Change in fair value of interest rate swap	85	48
Other expense (income), net	827	(295)
Loss before income taxes	$(2,558)	$(1,333)

	As of
(in thousands)	March 31, 2020	December 31, 2019
Identifiable assets
Metals Segment	$190,608	$186,758
Specialty Chemicals Segment	25,810	25,428
Corporate	46,086	45,011
	$262,504	$257,197

Note 13: Acquisitions
Acquisition of the Assets and Operations of American Stainless Tubing, Inc.
On January 1, 2019, the Company's wholly-owned subsidiary, ASTI Acquisition, LLC. (now American Stainless Tubing, LLC.) ("ASTI"), completed the acquisition of substantially all of the assets of American Stainless Tubing, Inc. ("American Stainless"). The purchase price for the all-cash acquisition was $21.9 million, subject to a post-closing working capital adjustment. The Company funded the acquisition with a new five-year $20 million term note and a draw against its asset-based line of credit (see Note 6).
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
ASTI's results of operations are reflected in the Company's Condensed Consolidated Statements of Operations. The amount of ASTI's net sales and income before income taxes included in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 was $7.6 million and $0.3 million, respectively. The amount of ASTI's net sales and income before income taxes included in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 was $9.5 million and $0.1 million, respectively.

Note 14: Shareholders' Equity

Stock Repurchase Program
On February 21, 2019, the Board of Directors authorized a stock repurchase program for up to 850,000 shares of its outstanding common stock over 24 months. The shares will be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Under the program, the purchases will be funded from available working capital, and the repurchased shares will be returned to the status of authorized, but unissued shares of common stock or held in treasury. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue purchases at any time that management determines additional purchases are not warranted.
During the three months ended March 31, 2020, the Company purchased 59,617 shares under the stock repurchase program at an average price of approximately $10.65 per share for an aggregate amount of $0.6 million. During the three months ended March 31, 2019, the Company purchased no shares under the stock repurchase program.
As of March 31, 2020, the Company has 790,383 shares of its share repurchase authorization remaining.

Shareholder Rights Plan
On March 31, 2020, the Board of Directors unanimously authorized the adoption of a limited duration shareholder rights plan expiring on March 31, 2021 and an ownership trigger threshold of 15%. In connection with the shareholder rights plan, the Board of Directors authorized and declared a dividend of one right (each, a "Right") for each outstanding share of the Company's common stock, par value $1.00 per share ("Common Stock") to stockholders of record at the close of business on April 10, 2020 (the "Record Date"). The complete terms of the Rights are set forth in a Rights Agreement dated as of March 31, 2020 (the "Rights Agreement"), by and between the Company and American Stock Transfer & Trust Company, LLC, as rights agent. The Rights will become exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's outstanding

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Common Stock or announces a tender or exchange offer that would result in beneficial ownership of 15% or more of the Company's Common Stock. Each Right would entitle the holder to purchase from the Company one half of one share of Common Stock at a purchase price of $22.50 per right, subject to adjustments (equivalent to $45.00 for each whole share of Common Stock).
The plan also includes an exchange option. If a person or group acquires beneficial ownership of 15% or more, but less than 50%, of the outstanding Common Stock, the Board of Directors may at its option exchange the rights in whole or in part for shares of the Company's Common Stock. Under this option, the Company would exchange each Right in whole or in part, at an exchange ratio of one share of Common Stock per Right. If the Company does not then have a sufficient number of shares of its Common Stock the Company will take all such action as necessary to authorize additional shares of Common Stock. This exchange would not apply to shares held by the person or group that acquired beneficial ownership of 15% or more of the Company's Common Stock.
If, after the rights have become exercisable, the Company merges or otherwise combines with another entity, or sells assets constituting more than 50% of its assets or producing more than 50% of its earning power or cash flow, each right will entitle its holder to purchase for $22.50, subject to adjustments, a number of the acquiring party's common shares having a market value of twice that amount.
In the event the Company receives a Qualifying Offer (as defined by the Rights Agreement) and the Company does not redeem the outstanding Rights, the Company may exempt such Qualifying Offer from the Rights Agreement, or call a special meeting of stockholders to vote on whether or not to exempt such Qualifying Offer from the Rights Agreement, in each case within 90 days of the commencement of the Qualifying Offer (the "Board Evaluation Period"), the holders of record of 10% or more of the outstanding Common Stock may submit a written demand directing the Board of Directors to propose a resolution by exempting the Qualifying Offer from the Rights Agreement to be voted upon at a special meeting to be convened within 90 days following the last day of the Board Evaluation Period (the "Special Meeting Period"). The Board of Directors must take the necessary actions to cause such resolution to be submitted to a vote of stockholders at a special meeting within the Special Meeting Period; however, the Board of Directors may recommend in favor or against or take no action with respect to the adoption of the resolution, as it determines to be appropriate in the exercise of the Board of Directors' fiduciary duties.
If a shareholder beneficially owns 15% or more of the Company's Common Stock at the time of adoption of the plan, such shareholder's ownership will be grandfathered, but the rights will become exercisable if such shareholder subsequently increases its ownership by one share.
The Company's shareholder rights plan will not prevent, nor is it intended to prevent, a takeover of the Company. Because the rights may be redeemed by the Board of Directors under certain circumstances, they should not interfere with any merger or other business combination approved by the Board of Directors. The issuance of the rights plan has no dilutive effect, does not affect reported earnings per share and does not change the way the Company's Common Stock is currently traded.

Note 15: Revenues
Revenues are recognized when control of the promised goods is transferred to our customers or when a service is rendered, in an amount that reflects the consideration we are to receive in exchange for those goods or services.
The following table presents the Company's revenues, disaggregated by product group. Substantially all of the Company's revenues are derived from contracts with customers where performance obligations are satisfied at a point-in-time.

	Three months ended March 31,
(in thousands)	2020	2019
Fiberglass and steel liquid storage tanks and separation equipment	$3,419	$9,829
Heavy wall seamless carbon steel pipe and tube	7,314	8,587
Stainless steel pipe and tube	43,728	45,995
Galvanized pipe and tube	6,203	6,692
Specialty chemicals	14,033	13,701
Net sales	$74,697	$84,804

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

Note 16: Subsequent Events
On April 2, 2020, the Company announced it has decided to suspend manufacturing operations at its Palmer of Texas Tanks, Inc. ("Palmer") business, effective April 1, 2020, given the unprecedented impact the COVID-19 pandemic is having on the oil and gas industry, and particularly the Permian Basin. The Company will maintain a small group of employees at the facility until further notice and hopes to resume manufacturing operations at Palmer when pricing and demand in the oil and gas industry and the Permian Basin normalize.

On April 2, 2020, the Board of Directors announced its commitment to engage a leading independent financial advisor to conduct a comprehensive review of strategic alternatives once there is stabilization from the current market volatility and macroeconomic disruption related to the global health pandemic caused by COVID-19. The review of strategic alternatives will consider all options, including a sale of all or parts of the Company, as well as continued governance and Board of Directors composition enhancements, balance sheet and business optimization and management succession in the event that a liquidity event does not take place.

There are many uncertainties regarding the COVID-19 pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its customers, employees and supply chain. The ability of our employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19, and as a result, may impact our production throughout our supply chain and constrict sales channels. Our customers may be directly impacted by business curtailments or weak market conditions and may not be able to fulfill their contractual obligations. Our bank credit agreement requires that we maintain certain financial and other covenants. Events resulting from the effects of the COVID-19 outbreak may negatively affect our ability to comply with these covenants, which could lead us to seek amendment or waivers from our lenders, limit access to or require accelerated repayment of our existing credit facilities, or require us to pursue alternative financing arrangements. We are unable to predict the the impact that COVID-19 will have on the Company's financial position and operating results due to numerous uncertainties, however, the rapidly developing COVID-19 pandemic has generated significant uncertainty in the economy and the Company's outlook for the remainder of 2020 and could have a material adverse impact on our results of operations, financial condition, and liquidity. The Company will continue to assess the evolving impact of the COVID-19 pandemic and intends to make appropriate adjustments to its responses accordingly.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity, and capital resources during the three months ended March 31, 2020, and March 31, 2019. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the Annual Report), as well as the condensed consolidated financial statements (unaudited) and notes to the condensed consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of 2019. This discussion and analysis is presented in five sections:

•	Business Overview

•	Results of Operations and Non-GAAP Financial Measures

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements and Contractual Obligations

•	Significant Accounting Policies and Estimates

Business Overview
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
The Company's business is divided into two reportable operating segments, the Metals Segment and the Specialty Chemicals Segment. The Metals Segment operates as three reporting units, all International Organization for Standardization ("ISO") certified manufacturers, including Welded Pipe & Tube Operations, a unit that includes Bristol Metals, LLC ("BRISMET") and American Stainless Tubing, LLC ("ASTI"), which began operations effective January 1, 2019 pursuant to the American Stainless acquisition (see Note 13 to the Condensed Consolidated Financial Statements), Palmer, and Specialty Pipe & Tube, Inc. ("Specialty"). Welded Pipe & Tube Operations manufactures stainless steel, galvanized, ornamental stainless steel tubing, and other alloy pipe and tube. Palmer manufactures liquid storage solutions and separation equipment. Specialty is a master distributor of seamless carbon pipe and tube. The Metals Segment's markets include the oil and gas, chemical, petrochemical, pulp and paper, mining, power generation (including nuclear), water and waste water treatment, liquid natural gas ("LNG"), brewery, food processing, petroleum, pharmaceutical, automotive & commercial transportation, appliance, architectural, and other heavy industries. The Specialty Chemicals Segment operates as one reporting unit which includes Manufacturers Chemicals, LLC ("MC"), a wholly-owned subsidiary of Manufacturers Soap and Chemical Company ("MS&C"), and CRI Tolling, LLC ("CRI Tolling"). The Specialty Chemicals Segment produces specialty chemicals for the chemical, paper, metals, mining, agricultural, fiber, paint, textile, automotive, petroleum, cosmetics, mattress, furniture, janitorial and other industries. MC manufactures lubricants, surfactants, defoamers, reaction intermediaries and sulfated fats and oils. CRI Tolling provides chemical tolling manufacturing resources to global and regional chemical companies and contracts with other chemical companies to manufacture certain, pre-defined products.
COVID-19 Update
We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business, including the impacts to our customers, employees and supply chain. While COVID-19 did have an adverse effect on our reported results for the first quarter, specifically with the suspension of operations at our Palmer facility, we are unable to predict the ultimate impact it may have on our business, future operations, financial position or cash flows. The extent that our operations may be impacted by the COVID-19 pandemic will depend on future developments, which are highly uncertain and cannot be accurately predicted, including the severity of the outbreak and continued actions by government authorities to contain and treat the outbreak. See Part II - Item 1A, "Risk Factors," included herein for updates to our risk factors regarding risks associated with the COVID-19 pandemic.

Results of Operations
Consolidated Performance Summary
Consolidated net sales for the first quarter of 2020 were $74.7 million representing a decrease of $10.1 million or 11.9% when compared to net sales for the first quarter of 2019. The decrease in sales for the first quarter was driven by our Metals Segment, which had a decrease of $10.4 million over the first quarter of 2019, partially offset by a $0.3 million increase in the Specialty Chemicals Segment. Changes in operating performance are described in more detail below in the Segment discussions.

For the first quarter of 2020, the Company recorded a net loss of $1.2 million, or $0.13 diluted loss per share, compared to a net loss of $0.9 million, or $0.10 diluted loss per share for the first quarter of 2019.
The first quarter of 2020 was negatively impacted by mark-to-market valuation losses on investments in equity securities totaling $0.9 million compared to gains on investment in equity securities of $0.3 million for the first quarter of 2019, as well as inventory price change losses which, on a pre-tax basis, totaled $0.4 million, compared to a $3.4 million loss in the first quarter of 2019.
The first quarter of 2020 consolidated gross profit decreased 17.7% to $7.2 million, or 9.6% of sales, compared to $8.7 million, or 10.2% of sales in the first quarter of 2019. The decrease in dollars and percentage of sales were attributable to the Metals Segment as discussed below.
Consolidated selling, general, and administrative expense for the first quarter of 2020 decreased by $1.1 million to $7.8 million or 10.4% of sales compared to $8.9 million, or 10.5% of sales in the first quarter of 2019. The most significant decreases for the first quarter of 2020 compared the same period in the prior year resulted from salaries and benefits ($0.4 million lower in the first quarter); stock-based compensation ($0.3 million lower in the first quarter); professional fees ($0.1 million lower in the first quarter); and amortization expense ($0.1 million lower in the quarter).
Metals Segment
The Metals Segment's net sales for the first quarter of 2020 totaled $60.7 million, a decrease of $10.4 million or 14.7% from the first quarter of 2019.
The most significant factor in the decline relates to a $6.4 million decline in sales for Palmer. As indicated in our April 2, 2020 press release, production has been curtailed indefinitely due to the COVID-19 pandemic's devastating impact on the global oil and gas industry, including operations in the Permian Basin. At the time of the curtailment, Palmer had approximately $1.0 million of tanks completed and to be shipped during the second quarter of 2020. Synalloy will evaluate increasing production at Palmer when the COVID-19 pandemic is over and the oil and gas industry in the Permian Basin returns to normalized pricing and demand levels.
Net sales decrease for the first quarter of 2020 compared to the first quarter of 2019 is summarized as follows:

($ in thousands)	$	%	Average selling price (1)	Units shipped

Fiberglass and steel liquid storage tanks and separation equipment	$(6,410)	(65.2)%	0.7%	(65.5)%
Heavy wall seamless carbon steel pipe and tube	(1,273)	(14.8)%	(8.4)%	(7.1)%
Stainless steel pipe and tube	(2,267)	(4.9)%	(7.9)%	(4.2)%
Galvanized pipe and tube	(489)	(7.3)%	(4.3)%	11.4%
Total decrease	$(10,439)
1) Average price increases (decreases) for the first quarter of 2020 as compared to the first quarter of 2019 primarily relate to the following:

•	Storage tank and vessels - slight product mix change to larger, more complex tanks;

•	Heavy wall Seamless carbon steel pipe and tube - decline based on lower mix of energy based sales, lower mill pricing and lessening impact of 232 tariffs;

•	Stainless steel pipe and tube - pass through of input and cost changes related to:

a.	Alloy surcharges increase of approximately 5%; offset by,

b.	Base raw material input mill pricing, product mix and other competitive pricing, decrease of 13%; and,

•	Galvanized pipe and tube - primarily decline in indexed pricing

The Metals Segment's operating income decreased $0.5 million, or 35%, to $0.9 million for the first quarter of 2020 compared to $1.4 million for the first quarter of 2019. Current quarter operating results were affected by the following factors:

a)
For nickel prices and resulting surcharges for 304 and 316 alloys, the first quarter of 2020 proved to be a much more favorable environment than the first quarter of 2019, with net metal pricing losses of only $0.4 million, compared to last year's $3.4 million in metal pricing losses. While the first quarter 2020 surcharges were approximately 18% lower than fourth quarter 2019 levels, committed order book pricing was much more in line with cost of goods sold than what was experienced in the first quarter of 2019.

b)
Operating profits for stainless steel pipe and tube and galvanized pipe and tube operations for the first quarter of 2020, exclusive of $3.6 million in favorable metal pricing related to improved surcharge realization, decreased approximately $2.6 million in the first quarter of 2020 compared to the prior year period. The net decrease is primarily related to a decline in average pricing (excluding surcharges) of approximately 5.1%, totaling unfavorable $2.7 million in margin and slightly higher operating costs at $0.6 million, offset by an increase in volume of 5.7%, which generated improved margins totaling $0.7 million.

c)
Heavy wall seamless carbon pipe and tube showed an decrease of 7.1% pounds shipped, primarily in general industrial. In addition, lower pricing realizations in the first quarter lowered the overall average selling price by 8.4%, lowering operating profit by approximately $0.9 million. We do expect overall seamless carbon pipe volumes to remain comparable to 2019 for the remainder of the current year, with some declines in energy market-based sales offset by continued solar infrastructure and slightly higher general industrial sales.

d)
Profitability of Palmer declined $0.5 million on a 65% reduction in volume related to the previously discussed collapse in oil and gas market demand. The impact of the decline was substantially mitigated by proactive labor and operating cost reductions during the fourth quarter of 2019 and throughout the first quarter.

Selling, general, and administrative expense decreased $0.8 million, or 13.6%, to $4.8 million for the first quarter of 2020 compared to the first quarter of 2019. The most significant decreases for the first quarter of 2020 compared the same period in the prior year resulted from salaries and benefits ($0.3 million lower in the first quarter); stock-based compensation ($0.1 million lower in the quarter); and amortization expense ($0.1 million lower in the quarter).
Specialty Chemicals Segment
Net sales for the Specialty Chemicals Segment in the first quarter of 2020 totaled $14.0 million, representing a $0.3 million, or 2.4%, increase from the first quarter of 2019. The increase in net sales during the first quarter is primarily attributable to higher demand for more value added contract manufactured products, with 10% higher average pricing than experienced in the first quarter of 2019.
During the first quarter of 2020 the Specialty Chemicals Segment experienced increased demand from the pulp and paper, asphalt and oil and gas market segments. Due to the COVID-19 pandemic’s impact on the Household, Industrial & Institutional and Sanitation supply chains, the Segment increased production of hand sanitizer and cleaning aids to help supply critical sanitation products.
Operating income for the Specialty Chemicals Segment for the first quarter of 2020 was $0.5 million, a decrease of $0.1 million, or 24.1%, from the first quarter of 2019. The decline in operating income is directly related to slightly unfavorable manufacturing absorption in tolled product manufacturing as a decline in tolled pounds of 15% compared to the first quarter of 2019 generated lower equipment utilization and higher average cost of sales.
Selling, general, and administrative expense decreased $0.1 million, or 11.3%, to $1.1 million for the first quarter of 2020 compared to the first quarter of 2019 driven by decreases in salaries and benefits and stock-based compensation expense.
Other Items
Unallocated corporate expenses for the first quarter of 2020 decreased $0.3 million, or 12.5% to $2.0 million (2.7 percent of sales) compared to $2.3 million (2.7 percent of sales) for the same period in the prior year comparative period. The first quarter decrease resulted primarily from lower stock compensation expense and professional fees in the period.
Interest expense was $0.7 million and $1.0 million for the first quarter of 2020 and 2019, respectively. The decrease was related to lower average debt outstanding in the first quarter of 2020 compared to the first quarter of 2019.
The effective tax rate was 54.0% and 30.5% for the three months ended March 31, 2020 and March 31, 2019, respectively. The March 31, 2020 effective tax rate was lower than the statutory rate of 21.0% due to discrete tax benefits on our stock compensation plan and tax benefits associated with the CARES Act.

The Company's cash balance decreased $0.6 million to $22,000 as of March 31, 2020 compared to $0.6 million at December 31, 2019. Fluctuations affecting cash flows during the three months ended March 31, 2020 were comprised of the following:

a)
Net inventories decreased $1.0 million at March 31, 2020 when compared to December 31, 2019, mainly due to a favorable balance between first quarter shipments and raw material replenishments. Inventory turns increased slightly from 1.62 turns at December 31, 2019, calculated on a three-month average basis, to 1.78 turns at March 31, 2020;

b)
Accounts payable increased $5.7 million as of March 31, 2020 as compared to December 31, 2019, primarily due to higher metal purchases in the first quarter compared to the fourth quarter. Accounts payable days outstanding were approximately 32 days at March 31, 2020 compared to 31 days at December 31, 2019;

c)
Net accounts receivable increased $7.1 million at March 31, 2020 as compared to December 31, 2019, due primarily to improved business activity, as first quarter sales levels improved by 10% over the fourth quarter of 2019. Days sales outstanding, calculated using a three-month average basis, was 47 days outstanding at March 31, 2020 and 52 days at December 31, 2019, respectively;

d)	Capital expenditures for the first three months of 2020 were $0.6 million; and

e)	The Company paid $1.2 million during the first three months of 2020 related to the earn-out liabilities from the 2019 American Stainless, 2018 MUSA-Galvanized and 2017 MUSA-Stainless acquisitions.
The Company had $77.8 million of total borrowings outstanding with its lender as of March 31, 2020. That total is up $2.3 million from the balance at December 31, 2019 due primarily to improved business activity, as first quarter sales levels improved by 10% over the fourth quarter of 2019, generating higher accounts receivable by $7.1 million. That total was offset by lower inventories of $1.0 million and increased accounts payables of $5.7 million. Covenants under the Credit Agreement include maintaining a minimum fixed charge coverage ratio, maintaining a minimum tangible net worth, and a limitation on the Company’s maximum amount of capital expenditures per year, which is in line with currently projected needs. As of March 31, 2020, the Company had $18.8 million of remaining available capacity under its line of credit. The Company was in compliance with all covenants as of March 31, 2020.
Non-GAAP Financial Measures
To supplement our consolidated financial statements, which are prepared and presented in accordance with accounting principles generally accepted in the United States ("GAAP"), we use the following non-GAAP financial measures: EBITDA, Adjusted EBITDA, Adjusted Net (Loss) Income, and Adjusted Diluted Earnings (Loss) Per Share. Management believes that these non-GAAP measures provide additional useful information to allow readers to compare the financial results between periods. Non-GAAP measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider the Company's performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company. Non-GAAP measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of the Company's results or financial condition as reported under GAAP.

EBITDA and Adjusted EBITDA
We define "EBITDA" as earnings before discontinued operations, interest (including change in fair value of interest rate swap), income taxes, depreciation and amortization. We define "Adjusted EBITDA" as EBITDA further adjusted for the impact of non-cash and other items we do not consider in our evaluation of ongoing performance. These items include: discontinued operations, goodwill impairment, interest (including change in fair value of interest rate swap), income taxes, depreciation, amortization, stock option / grant costs, non-cash lease cost, acquisition costs, shelf registration costs, earn-out adjustments, gain on excess death benefit, realized and unrealized (gains) and losses on investments in equity securities, casualty insurance gain, all (gains) losses associated with a Sale-Leaseback, retention costs and other adjustments from net income. We caution investors amounts presented in accordance with our definitions of EBITDA and Adjusted EBITDA may not be comparable to similar measures disclosed by other companies because not all companies calculate EBITDA and Adjusted EBITDA in the same manner. We present EBITDA and Adjusted EBITDA because we consider them to be important supplemental measures of our performance and investors' understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations.
Consolidated EBITDA and Adjusted EBITDA are as follows:

	Three Months Ended March 31,
($ in thousands)	2020	2019
Consolidated
Net loss	$(1,178)	$(927)
Adjustments:
Interest expense	719	1,024
Change in fair value of interest rate swap	85	48
Income taxes	(1,380)	(406)
Depreciation	1,958	1,890
Amortization	810	924
EBITDA	1,014	2,553
Acquisition costs and other	304	1,640
Earn-out adjustments	4	17
Loss (gain) on equity securities	852	(273)
Stock-based compensation	336	616
Non-cash lease expense	128	137
Retention expense	—	79
Adjusted EBITDA	$2,638	$4,769
% sales	3.5%	5.6%

Metals Segment EBITDA and Adjusted EBITDA are as follows:

	Three Months Ended March 31,
($ in thousands)	2020	2019
Metals Segment
Operating income	$934	$1,437
Adjustments:
Depreciation	1,511	1,482
Amortization	810	924
EBITDA	3,255	3,843
Acquisition costs and other	4	1,358
Stock-based compensation	41	147
Retention expense	—	54
Metals Segment Adjusted EBITDA	$3,300	$5,402
% of segment sales	5.4%	7.6%

Specialty Chemicals Segment EBITDA and Adjusted EBITDA are as follows:

	Three Months Ended March 31,
($ in thousands)	2020	2019
Chemicals Segment
Operating income	$466	$614
Adjustments:
Depreciation	403	369
Amortization	—	—
EBITDA	869	983
Acquisition costs and other	(22)	—
Stock-based compensation	38	69
Specialty Chemicals Segment Adjusted EBITDA	$929	$1,052
% of segment sales	6.6%	7.7%

Adjusted Net (Loss) Income and Adjusted Diluted (Loss) Earnings per Share
Adjusted Net (Loss) Income and Adjusted Diluted Earnings (Loss) per Share are non-GAAP measures and exclude discontinued operations, goodwill impairment, stock option / grant costs, non-cash lease costs, acquisition costs, shelf registration costs, earn-out adjustments, gain on excess death benefit, realized and unrealized (gains) and losses on investments in equity securities, casualty insurance gain, all (gains) losses associated with a Sale-Leaseback, and retention costs from net income. They also utilize a constant effective tax rate to reflect tax neutral results. Adjusted net (loss) income and adjusted diluted (loss) earnings per share should not be considered an alternative to, or a more meaningful indicator of, the Company's net (loss) income or diluted (loss) earnings per share as prepared in accordance with GAAP. The Company's methods of determining this non-GAAP financial measure may differ from the method used by other companies for this or similar non-GAAP financial measures. Accordingly, these non-GAAP measures may not be comparable to the measures used by other companies.
The reconciliation of net (loss) income and (loss) earnings per share to adjusted net (loss) income and adjusted (loss) earnings per share is as follows:

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2020	2019
Loss before taxes	$(2,558)	$(1,333)

Adjustments:
Acquisition costs and other	304	1,640
Earn-out adjustments	4	17
Loss (gain) on investments in equity securities	852	(273)
Stock-based compensation	336	616
Non-cash lease expense	128	137
Retention expense	—	79
Adjusted (loss) income before income taxes	(934)	883
(Benefit) provision for income taxes at 21%	(196)	269

Adjusted net (loss) income	$(738)	$614

Average shares outstanding, as reported
Basic	9,074	8,927
Diluted	9,074	8,927

Adjusted net (loss) income per common share
Basic	$(0.08)	$0.07
Diluted	$(0.08)	$0.07

Liquidity and Capital Resources
Summary
We closely manage our liquidity and capital resources. Our liquidity requirements depend on key variables, including level of investment required to support our business strategies, the performance of our business, capital expenditures, credit facilities and working capital management. Capital expenditures and share repurchases are a component of our cash flow and capital management strategy which we can adjust in response to economic and other changes in our business environment. We have a disciplined approach to capital allocation focusing on priorities that support our business and growth.

Cash Flows
Cash flows from total operations were as follows ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Total cash provided by (used in):
Operating activities	$(642)	$6,099
Investing activities	$(587)	$(22,553)
Financing activities	$625	$14,839
Decrease in cash and cash equivalents	$(604)	$(1,615)

Operating Activities
The decrease in cash provided by operating activities for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily driven by a larger net loss in the first quarter of 2020 compared to the first quarter of 2019, which decreased operating cash flows by $0.3 million, and changes in working capital, driven by increases in accounts receivable, which decreased operating cash flows for the first three months of 2020 by $7.7 million, compared to a decrease of $2.4 million in the first three months of 2019 and increases in accounts payable, which increased operating cash flows $5.7 million in the first three months of 2020 compared to an increase of $4.0 million in the first three months of 2019.

Investing Activities
Net cash used in investing activities primarily consists of transactions related to capital expenditures and acquisitions. The decrease in cash used in investing activities for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to the American Stainless acquisition in the prior year.

Financing Activities
Net cash provided by financing activities primarily consists of transactions related to our long-term debt. The decrease in cash provided by financing activities for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to borrowings from the Term Loan related to the American Stainless acquisition in the prior year not in the current year.

Sources of Liquidity
Funds generated by operating activities, available cash and cash equivalents and our credit facilities are our most significant sources of liquidity. We believe our sources of liquidity will be sufficient to fund operations, debt obligations, and anticipated capital expenditures over the next 12 months.

We have a $100 million asset-backed revolving Line with a maturity date of December 21, 2021 and a $20 million Term Loan with a maturity date of January 1, 2024. As of March 31, 2020, the Company had $18.8 million of remaining available capacity under its Line. See Note 6, Long-term Debt, in the Notes to the Condensed Consolidated Financial Statements for additional information.
The Company is subject to certain covenants including maintaining a minimum fixed charge coverage ratio, maintaining a minimum tangible net worth, and a limitation on the Company’s maximum amount of capital expenditures per year, which is in line with currently projected needs. At March 31, 2020, the Company was in compliance with all debt covenants.

Stock Repurchases and Dividends
We repurchase common stock and pay dividends pursuant to programs approved by our Board of Directors. The payment of cash dividends is also subject to customary legal and contractual restrictions. Our capital allocation strategy is to first fund operations and investments in growth and then return excess cash over time to shareholders through share repurchases and dividends.
On February 21, 2019, the Board of Directors authorized a stock repurchase program for up to 850,000 shares of its outstanding common stock over 24 months. The shares will be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Under the program, the purchases will be funded from available working capital, and the repurchased shares will be returned to the status of authorized, but unissued shares of common stock or held in treasury. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. As of March 31, 2020, the Company has 790,383 shares of its share repurchase authorization remaining.

Stock repurchase activity was as follows:

	Three Months Ended March 31,
(total cost in thousands)	2020	2019
Number of shares repurchased	59,617	—
Average price per share	$10.65	$—
Total cost of shares repurchased	$637	$—

At the end of each fiscal year the Board of Directors reviews the financial performance and capital needed to support future growth to determine the amount of cash dividend, if any, which is appropriate. In 2019, no dividends were declared or paid by the Company.

Other Financial Measures
Our current ratio, calculated as current assets divided by current liabilities, was 3.6 at March 31, 2020 and December 31, 2019, respectively.

Our long-term debt to capital, calculated as long-term debt divided by total capital, was 43% at March 31, 2020 and 41% at December 31, 2019.

Our return on average equity, calculated as net income divided by the trailing 12-month average of equity, was (1.1)% at March 31, 2020 and (2.9)% at December 31, 2019, respectively.

Off-Balance Sheet Arrangements and Contractual Obligations
The Company has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on the Company's financial position, revenues, results of operations, liquidity, or capital expenditures.

There has been no material change in our contractual obligations other than in the ordinary course of business since the end of fiscal 2019. See our Annual Report on Form 10-K for the year ended December 31, 2019, for additional information regarding our contractual obligations.

Significant Accounting Policies and Estimates
We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements presented in the Annual Report on Form 10-K for the year ended December 31, 2019. We discuss our critical accounting estimates in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal 2019, except as discussed below with the Company's adoption of ASU 2016-13.

Credit Losses on Accounts Receivable
The Company maintains an allowance for credit losses on its accounts receivable balances, which represents its best estimate of current expected credit losses over the contractual life of the accounts receivable. Beginning January 1, 2020, when evaluating the adequacy of its allowance for credit losses each reporting period, the Company analyzes accounts receivable balances with similar risk characteristics on a collective basis, considering factors such as the aging of receivables balances, historical loss experience, current information, and future expectations. Each reporting period, the Company reassesses whether any accounts receivable no longer share similar risk characteristics and should instead be evaluated as part of another pool or on an individual basis. Changes to the allowance for credit losses are adjusted through bad debt expense, which is presented within "Selling, general and administrative" operating expenses on the Condensed Consolidated Statement of Operations.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
This quarterly report includes and incorporates by reference "forward-looking statements" within the meaning of the federal securities laws. All statements that are not historical facts are "forward-looking statements." The words "estimate," "project," "intend," "expect," "believe," "should," "anticipate," "hope," "optimistic," "plan," "outlook," "should," "could," "may" and similar expressions identify forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions; the impact of competitive products and pricing; product demand and acceptance risks; raw material and other increased costs; raw materials availability; employee relations; ability to maintain workforce by hiring trained employees; labor efficiencies; customer delays or difficulties in the production of products; new fracking regulations; a prolonged decrease in nickel and oil prices; unforeseen delays in completing the integrations of acquisitions; risks associated with mergers, acquisitions, dispositions and other expansion activities; financial stability of our customers; environmental issues; negative or unexpected results from tax law changes; unavailability of debt financing on acceptable terms and exposure to increased market interest rate risk; inability to comply with covenants and ratios required by our debt financing arrangements; ability to weather an economic downturn; loss of consumer or investor confidence, risks relating to the impact and spread of COVID-19 and other risks detailed from time-to-time in the Company's SEC filings. The Company assumes no obligation to update the information included in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risks
Information about the Company's exposure to market risk was disclosed in its Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 6, 2020. There have been no material quantitative or qualitative changes in market risk exposure since the date of that filing.

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

PART II

Item 1. Legal Proceedings
It is not unusual for us and our subsidiaries to be involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business involving, among other things, product liability, commercial, employment, workers' compensation, and environmental matters. We establish reserves in a manner that is consistent with accounting principles generally accepted in the U.S. for costs associated with such matters when a liability is probable and those costs are capable of being reasonably estimated. We cannot predict with any certainty the outcome of these unresolved legal actions or the range of possible loss or recovery. Based on current information, however, we believe that the eventual outcome of these unresolved legal actions, either individually or in the aggregate, will not have a material adverse effect on our financial position, results of operations or cash flows. There were no material changes in our Legal Proceedings, as discussed in Part I, Item 3 in the Company's Annual Report on Form 10-K for the period ending December 31, 2019.

Item 1A. Risk Factors
There were no material changes in our assessment of risk factors as discussed in Part I, Item 1A in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, except for the addition of the following risk factors:
Our business, financial condition, results of operations and cash flows may be adversely affected by global public health epidemics and pandemics, including the recent COVID-19 outbreak.
Our business and operations expose us to risks associated with global health epidemics or pandemics, such as the recent outbreak of the coronavirus (COVID-19) which has spread from China to many other countries including the United States. The outbreak has resulted in governments around the world implementing increasingly stringent measures to help the control of the spread of the virus, including quarantines, "shelter in place" and "stay at home" orders, travel restrictions, business curtailments, and school closures among others. The President of the United States has declared the COVID-19 outbreak a national emergency and the Federal Reserve has enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

We are a company operating in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Consistent with federal guidelines and with state and local orders to date, we currently continue to operate across our business footprint. Notwithstanding our continued operations, COVID-19 has begun to have and may have additional negative impacts on our operations and customers, which may compress our margins, including as a result of preventative and precautionary measures that we, other businesses, and governments are taking. Any resulting economic downturn could adversely affect the demand for our products and contribute to volatile supply and demand conditions affecting prices and volumes in the markets for our products and raw materials. The continued progression of the outbreak could also negatively impact our business or results of operations through the temporary closure or suspension of manufacturing operations at our operating locations or those of our customers or suppliers.

In addition, the ability of our employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19, and as a result, may impact our production throughout our supply chain and constrict sales channels. Our customers may be directly impacted by business curtailments or weak market conditions and may not be able to fulfill their contractual obligations. Our bank credit agreement requires that we maintain certain financial and other covenants. Events resulting from the effects of the COVID-19 outbreak may negatively affect our ability to comply with these covenants, which could lead us to seek amendment or waivers from our lenders, limit access to or require accelerated repayment of our existing credit facilities, or require us to pursue alternative financing arrangements. We have no assurance that any alternative financing arrangements, if required, could be obtained at acceptable terms to us, or at all, given effects of the financial markets at such time.

The extent to which the COVID-19 outbreak may adversely affect our business depends on future developments, which are highly uncertain and unpredictable, including new information about the severity of the outbreak and the effectiveness of actions to contain or mitigate its effects. As such, the related financial impacts cannot be reasonably estimated at this time.
Our Board of Directors has adopted a limited duration shareholder rights agreement, which could delay or discourage a merger, tender offer, or assumption of control of the Company if not approved by our Board of Directors.
On March 31, 2020, the Board of Directors approved the adoption of a limited duration shareholder rights plan expiring on March 31, 2021 and an ownership trigger threshold of 15%. In connection with the shareholder rights plan, the Board of Directors authorized and declared a dividend to stockholders of record at the close of business on April 10, 2020 of one Common Stock purchase right (a “Right”) for each outstanding share of common stock of the Company. Upon certain triggering events, each Right entitles the holder to purchase from the Company one half (subject to adjustment) of one share of

Common Stock, $1.00 par value per share of the Company at an exercise price of $22.50 (equivalent to $45.00 for each whole share of Common Stock) (the "Exercise Price").  In addition, if a person or group acquires beneficial ownership of 15% or more of the Company’s Common Stock without prior Board approval, each holder of a Right (other than the acquiring person or group) will have the right to purchase, upon payment of the Exercise Price and in accordance with the terms of the Rights Agreement, a number of shares of the Company’s common stock having a market value of twice the Exercise Price.

The adoption of the shareholder rights plan is intended to enable all of our shareholders to realize the long-term value of their investment in the Company and to protect the interests of the Company and its shareholders from efforts by a shareholder or group of shareholders to gain control of the Company through open market accumulations without paying all shareholders an appropriate control premium. The shareholder rights plan could render more difficult, or discourage, a merger, tender offer, or assumption of control of the Company that is not approved by our Board of Directors. The shareholder rights plan, however, should not interfere with any merger, tender or exchange offer or other business combination approved by our Board of Directors. In addition, the shareholder rights plan does not prevent our Board of Directors from considering any offer that it considers to be in the best interest of the Company’s shareholders.
Our business could be negatively affected as a result of actions of activist shareholders.
From time to time, we may be subject to proposals by shareholders urging us to take certain corporate actions. If activist shareholder activities ensue, our business could be adversely impacted because (i) responding to actions by activist shareholders can be costly and time-consuming, and divert the attention of our management and employees; (ii) perceived uncertainties as to our future direction may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and (iii) pursuit of an activist shareholder's agenda may adversely affect our ability to effectively implement our business strategy and create additional value for our shareholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth information with respect to purchases of the Company's common stock made during the first quarter of fiscal 2020:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Number of Shares that May Yet Be Purchased under the Program(1)
January 1, 2020 - January 31, 2020	—	$—	—	850,000
February 1, 2020 - February 29, 2020	—	$—	—	850,000
March 1, 2020 - March 31, 2020	59,617	$10.65	59,617	790,383
As of March 31, 2020	59,617	$10.65	59,617	790,383
(1) Pursuant to the 850,000 share stock repurchase program authorized by the Board of Directors in February 2019. The stock repurchase program expires in twenty-four months from authorization and there is no guarantee to the exact number of shares that will be repurchased by the Company over that period. For additional information, see Note 14, Shareholders' Equity, in the Notes to the Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description
4.1
Rights Agreement, dated as of March 31, 2020, by and between Synalloy Corporation and American Stock Transfer & Trust Company, LLC, as rights agent, incorporated by reference to Registrants Form 8-K filed on April 1, 2020.

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

SYNALLOY CORPORATION
(Registrant)

Date:	May 5, 2020	By:	/s/ Craig C. Bram
Craig C. Bram
President and Chief Executive Officer
(principal executive officer)

Date:	May 5, 2020	By:	/s/ Dennis M. Loughran
Dennis M. Loughran
Senior Vice President and Chief Financial Officer
(principal accounting officer)