Form 10-Q
period 2020-06-30
SYNALLOY CORP
filed 2020-09-03
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock as of September 1, 2020 was 9,058,040

Synalloy Corporation

Part I - Financial Information
Item 1. Financial Statements

SYNALLOY CORPORATION
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	(Unaudited)
	June 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$1,412	$626
Accounts receivable, net of allowance for credit losses of $939 and $70, respectively	36,226	35,074
Inventories, net	95,331	98,186
Prepaid expenses and other current assets	14,718	13,229
Total current assets	147,687	147,115

Property, plant and equipment, net	37,359	40,690
Right-of-use assets, operating leases, net	35,717	35,772
Goodwill	17,558	17,558
Intangible assets, net	12,835	15,714
Deferred charges, net	268	348
Total assets	$251,424	$257,197

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$24,844	$21,150
Accrued expenses and other current liabilities	10,243	11,613
Current portion of long-term debt	4,000	4,000
Current portion of operating lease liabilities	991	3,562
Current portion of finance lease liabilities	31	253
Total current liabilities	40,109	40,578

Long-term debt	74,635	71,554
Long-term portion of earn-out liability	1,642	3,578
Deferred income taxes	333	790
Long-term portion of operating lease liabilities	36,510	33,723
Long-term portion of finance lease liabilities	44	336
Other long-term liabilities	94	127
Total non-current liabilities	113,258	110,108
Commitments and contingencies – See Note 11

Shareholders' equity
Common stock, par value $1 per share; authorized 24,000,000 shares; issued 10,300,000 shares	10,300	10,300
Capital in excess of par value	37,465	37,407
Retained earnings	61,967	70,552
	109,732	118,259
Less cost of common stock in treasury - 1,241,961 and 1,257,784 shares, respectively	11,675	11,748
Total shareholders' equity	98,057	106,511
Total liabilities and shareholders' equity	$251,424	$257,197
Note: The condensed consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date. See accompanying notes to condensed consolidated financial statements.

SYNALLOY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$66,136	$78,778	$140,833	$163,582

Cost of sales	61,775	70,940	129,321	147,060

Gross profit	4,361	7,838	11,512	16,522

Selling, general and administrative expense	7,043	7,663	14,814	16,558
Acquisition costs and other	6	20	135	348
Proxy contest costs	2,734	—	2,909	—
Earn-out adjustments	(827)	(418)	(823)	(401)
Asset impairments	6,079	—	6,079	—
Operating (loss) income	(10,674)	573	(11,602)	17
Other expense (income)
Interest expense	532	1,010	1,251	2,034
Change in fair value of interest rate swaps	(4)	77	81	124
Other, net	(2,129)	(110)	(1,303)	(404)
Loss before income taxes	(9,073)	(404)	(11,631)	(1,737)
Income tax benefit	(2,116)	(142)	(3,496)	(548)

Net loss	$(6,957)	$(262)	$(8,135)	$(1,189)

Net loss per common share:
Basic	$(0.77)	$(0.03)	$(0.90)	$(0.13)
Diluted	$(0.77)	$(0.03)	$(0.90)	$(0.13)

Weighted average shares outstanding:
Basic	9,058	8,974	9,066	8,951
Dilutive effect from stock options and grants	—	—	—	—
Diluted	9,058	8,974	9,066	8,951
See accompanying notes to condensed consolidated financial statements

SYNALLOY CORPORATION
Condensed Consolidated Statement of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(8,135)	$(1,189)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	3,866	3,832
Amortization expense	1,619	1,743
Asset impairments	6,079	—
Amortization of debt issuance costs	80	80
Unrealized (gain) loss on equity securities	(208)	101
Deferred income taxes	(458)	(163)
Proceeds from business interruption insurance	1,040	—
Gain on sale of equity securities	(31)	(474)
Earn-out adjustments	(823)	(401)
Payments on earn-out liabilities in excess of acquisition date fair value	(292)	(436)
Provision for losses on accounts receivable	316	64
Provision for losses on inventories	553	799
Loss on sale of property, plant and equipment	238	—
Non-cash lease expense	256	288
Non-cash lease termination loss	24	—
Change in fair value of interest rate swap	81	124
Issuance of treasury stock for director fees	—	304
Stock-based compensation expense	766	852
Changes in operating assets and liabilities:
Accounts receivable	(1,917)	850
Inventories	(1,411)	8,550
Other assets and liabilities	(2,225)	(1,271)
Accounts payable	3,694	2,486
Accrued expenses	(203)	(1,375)
Accrued income taxes	(3,082)	(1,539)
Net cash (used in) provided by operating activities	(173)	13,225
Investing activities
Purchases of property, plant and equipment	(1,969)	(1,884)
Proceeds from sale of property, plant and equipment	100	—
Proceeds from sale of equity securities	2,667	1,091
Purchase of equity securities	—	(544)
Acquisition of ASTI	—	(21,895)
Net cash provided by (used in) investing activities	798	(23,232)
Financing activities
Borrowings (repayments) from line of credit	5,080	(9,068)
Borrowings from term loan	—	20,000
Payments on long-term debt	(2,000)	(1,667)
Principal payments on finance lease obligations	(93)	(109)
Payments for finance lease terminations	(204)	—
Payments on earn-out liabilities	(1,987)	(1,346)
Repurchase of common stock	(635)	—
Net cash provided by financing activities	161	7,810
Increase (Decrease) in cash and cash equivalents	786	(2,197)
Cash and cash equivalents at beginning of period	626	2,220
Cash and cash equivalents at end of period	$1,412	$23

Supplemental disclosure
Cash paid for:
Interest	$1,203	$1,860
Income taxes	$6	$1,166
See accompanying notes to condensed consolidated financial statements

SYNALLOY CORPORATION
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
(in thousands)

	Three Months Ended June 30, 2020

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Cost of Common Stock in Treasury	Total
Balance at March 31, 2020	$10,300	$37,035	$68,924	$(11,675)	$104,584
Net loss	—	—	(6,957)	—	(6,957)
Stock-based compensation	—	430	—	—	430
Balance at June 30, 2020	$10,300	$37,465	$61,967	$(11,675)	$98,057

	Six Months Ended June 30, 2020

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Cost of Common Stock in Treasury	Total
Balance at December 31, 2019	$10,300	$37,407	$70,552	$(11,748)	$106,511
Net loss	—	—	(8,135)	—	(8,135)
Cumulative adjustment due to adoption of ASC 326	—	—	(450)	—	(450)
Issuance of 75,440 shares of common stock from treasury	—	(708)	—	708	—
Stock-based compensation	—	766	—	—	766
Purchase of common stock	—	—	—	(635)	(635)
Balance at June 30, 2020	$10,300	$37,465	$61,967	$(11,675)	$98,057
See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
Continued

	Three Months Ended June 30, 2019

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Cost of Common Stock in Treasury	Total
Balance at March 31, 2019	$10,300	$36,304	$72,661	$(12,470)	$106,795
Net loss	—	—	(262)	—	(262)
Issuance of 29,276 shares of common stock from treasury	—	24	—	280	304
Stock-based compensation	—	237	—	—	237
Balance at June 30, 2019	$10,300	$36,565	$72,399	$(12,190)	$107,074

	Six Months Ended June 30, 2019

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Cost of Common Stock in Treasury	Total
Balance at December 31, 2018	$10,300	$36,521	$68,965	$(13,302)	$102,484
Net loss	—	—	(1,189)	—	(1,189)
Cumulative adjustment due to adoption of ASC 842	—	—	4,623	—	4,623
Issuance of 118,430 shares of common stock from treasury	—	(808)	—	1,112	304
Stock-based compensation	—	852	—	—	852
Balance at June 30, 2019	$10,300	$36,565	$72,399	$(12,190)	$107,074
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
These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Synalloy Corporation (the Company) Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the Annual Report). The financial results for the interim periods may not be indicative of the financial results for the entire fiscal year.
Recently Issued Accounting Standards - Adopted
On January 1, 2020, the Company adopted ASU No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The updated guidance removes disclosure requirements pertaining to the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. In addition, the amendment clarifies that the measurement uncertainty disclosure is to communicate information about uncertainty in measurement as of the reporting date. The guidance also adds disclosure requirements for changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 measurements held at the end of the reporting period as well as the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The adoption of this standard by the Company did not have a material impact on the unaudited condensed consolidated financial statements or footnote disclosures. See Note 2 for further discussion on the Company's fair value measurements.
On January 1, 2020, the Company adopted ASU No. 2017-04 Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. The updated guidance eliminated step two of the goodwill impairment test and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. Additionally, the amount of goodwill allocated to a reporting unit with a zero or negative carrying amount of net assets should be disclosed. The adoption of this standard by the Company did not have a material impact on the unaudited condensed consolidated financial statements.
On January 1, 2020, the Company adopted ASU No. 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The updated guidance amends the current accounting guidance and requires the measurement of all expected losses based on historical experience, current conditions, and reasonable and supportable forecasts rather than the incurred loss model which reflects losses that are probable. Entities are required to apply these changes through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company evaluated its financial instruments and determined that its trade accounts receivable are subject to the new current expected credit loss model. Based upon the application of the new current expected credit loss model, on January 1, 2020, we recorded a cumulative effect adjustment of $0.4 million to Retained Earnings. The adoption of this standard by the Company did not have a material impact on the unaudited condensed consolidated statement of operations or cash flows.
Recently Issued Accounting Standards - Not Yet Adopted
In December 2019, the FASB issued ASU No. 2019-12 "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." This ASU removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation, and calculating income taxes in interim periods. This ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 with early adoption permitted. The Company is currently assessing the impact that adopting this new standard will have on its consolidated financial statements and footnote disclosures.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Recent accounting pronouncements pending adoption, other than those stated above, are not expected to have a material impact on the Company.

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
Level 1: Equity securities
During the three and six months ended June 30, 2020, the Company sold 705,926 shares of its equity securities investments, resulting in a realized gain of $31,421.
For the three and six months ended June 30, 2020, the Company also recorded net unrealized gains of $1.1 million and $0.2 million, respectively, on the investments in equity securities held, which is included in "Other expense (income)" on the accompanying unaudited condensed consolidated statements of operations.
The fair value of equity securities held by the Company as of June 30, 2020 and December 31, 2019 was $1.8 million and $4.3 million, respectively, and is included in “Prepaid expenses and other current assets” on the accompanying condensed consolidated balance sheets.
Level 2: Derivative Instruments
The Company has one interest rate swap contract, which is classified as a Level 2 financial instrument as it is not actively traded and is valued using pricing models that use observable market inputs. The fair value of the contract was a liability of $0.1 million at June 30, 2020 and an asset of $6,088 at December 31, 2019, respectively. The interest rate swap was priced using discounted cash flow techniques. Changes in its fair value were recorded to other expense (income) with corresponding offsetting entries to "Prepaid expenses and other current assets" or "Accrued Expenses", as appropriate. Significant inputs to the discounted cash flow model include projected future cash flows based on projected one-month LIBOR and the average margin for companies with similar credit ratings and similar maturities.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Level 3: Contingent consideration (earn-out) liabilities
The fair value of contingent consideration ("earn-out") liabilities resulting from the 2017 MUSA-Stainless acquisition, 2018 MUSA-Galvanized acquisition, and 2019 American Stainless acquisition are classified as Level 3. Each quarter-end, the Company re-evaluates its assumptions for all earn-out liabilities and adjusts to reflect the updated fair values. Changes in the estimated fair value of the earn-out liabilities are reflected in operating income in the periods in which they are identified. Changes in the fair value of the earn-out liabilities may materially impact and cause volatility in the Company's operating results. The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration (earn-out) liabilities are the discount rate, timing of the estimated payouts, and future revenue projections. Significant increases (decreases) in any of those inputs would not have resulted in a material difference in the fair value measurement of the earn-out liabilities for the three and six months ended June 30, 2020.
The following table presents a summary of changes in fair value of the Company's Level 3 earn-out liabilities measured on a recurring basis for the six months ended June 30, 2020:

(in thousands)	MUSA-Stainless	MUSA-Galvanized	American Stainless	Total
Balance at December 31, 2019	$2,403	$1,782	$4,969	$9,154
Earn-out payments during the period	(919)	(352)	(1,008)	(2,279)
Changes in fair value during the period	(271)	74	(626)	(823)
Balance at June 30, 2020	$1,213	$1,504	$3,335	$6,052

For the three and six months ended June 30, 2020, the Company had no unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value instruments.
Quantitative Information about Significant Unobservable Inputs Used in Level 3 Fair Value Measurements
The following table summarizes the significant unobservable inputs in the fair value measurement of our contingent consideration (earn-out) liabilities as of June 30, 2020:

Instrument	Fair Value June 30, 2020	Principal Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
Contingent consideration (earn-out) liabilities	$6,052	Probability Weighted Expected Return	Discount rate	-	5%
			Timing of estimated payouts	2020 - 2022	-
			Future revenue projection	$5.8M - 14.3M	$10.7M

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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
During the three and six months ended June 30, 2020, the Company's only significant assets or liabilities measured at fair value on a non-recurring basis subsequent to their initial recognition were certain long-lived assets.
The Company reviews the carrying amounts of long-lived assets whenever certain events or changes in circumstances indicate that the carrying amounts may not be recoverable. With input from executive management, the Company's accounting and finance personnel that organizationally report to the chief financial officer, assess performance quarterly against historical patterns, projections of future profitability, and whether it is more likely than not that the assets will be disposed of significantly prior to the end of their estimated useful life for evidence of possible impairment. An impairment loss is recognized when the carrying amount of the asset (disposal) group is not recoverable and exceeds fair value. The Company estimates the fair values of assets subject to long-lived asset impairment based on the Company's own judgments about the assumptions market participants would use in pricing the assets and observable market data, when available. The Company classifies these fair value measurements as Level 3.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

During the quarter ended June 30, 2020, due to the continued curtailment of operations related to the COVID-19 pandemic, inventory of Palmer was written down to its net realizable value of $2.1 million and certain long-lived assets of Palmer, including tangible and intangible assets, were written down to their estimated fair value of $1.7 million, resulting in asset impairment charges of $6.1 million.
Fair Value of Financial Instruments
For short-term instruments, other than those required to be reported at fair value on a recurring and non-recurring basis and for which additional disclosures are included above, management concluded the historical carrying value is a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization. Therefore, as of June 30, 2020 and December 31, 2019, the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, the Company's revolving line of credit, which is based on a variable interest rate, and term loan approximate their fair value.

Note 3: Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined by either specific identification or weighted average methods. The components of inventories are as follows:

(in thousands)	June 30, 2020	December 31, 2019
Raw materials	$40,183	$42,896
Work-in-process	23,481	17,616
Finished goods	32,945	38,422
	96,609	98,934
Less inventory reserves	1,278	748
Inventories, net	$95,331	$98,186

Note 4: Property, Plant and Equipment

Property, plant and equipment consist of the following:

(in thousands)	June 30, 2020	December 31, 2019
Land	$63	$63
Leasehold improvements	2,338	1,921
Buildings	84	214
Machinery, fixtures and equipment	99,220	100,300
Construction-in-progress	3,083	2,999
	104,788	105,497
Less accumulated depreciation and amortization	67,429	64,807
Property, plant and equipment, net	$37,359	$40,690

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5: Goodwill and Intangible Assets

During the second quarter of 2020, the Company determined potential indicators of impairment within the Welded Pipe & Tube reporting unit included in the Metals Segment, with an associated goodwill balance of $16.2 million, existed. Continued deterioration in macroeconomic conditions, continued risks within the stainless steel industrial business, reporting unit operating losses and a decline in the reporting unit's net sales compared to forecast, collectively, indicated that the reporting unit had experienced a triggering event. As a result, the Company quantitatively evaluated the Welded Pipe & Tube reporting unit for impairment. Fair value of the reporting unit was determined using an income approach. Determining the fair value of the reporting unit and allocation of that fair value to individual assets and liabilities within the reporting unit to determine the implied fair value of the goodwill is judgmental in nature and requires the use of significant management estimates and assumptions. These estimates and assumptions include the discount rate, terminal growth rate, tax rate, projected capital expenditures, and overall operational forecasts, including sales growth, gross margins, and operating margins. Any changes in the judgments, estimates, or assumptions could produce significantly different results. As a result of the goodwill impairment evaluation, it was concluded that the estimated fair value of the Welded Pipe and Tube reporting unit was greater than its carrying value by 1.7% and, as such, no goodwill impairment was necessary in the quarter ended June 30, 2020.

During the second quarter of 2020, due to the continued curtailment of operations related to the COVID-19 pandemic and managements decision to pursue a sale and exit of the Palmer business, the intangible customer list related to Palmer was written down to its estimated fair market value of zero, resulting in an impairment charge of $1.3 million, which is included in "Asset impairments" on the accompanying unaudited condensed consolidated statements of operations.

The gross carrying amounts of goodwill are as follows:

(in thousands)	June 30, 2020	December 31, 2019
Metals Segment	$16,203	$16,203
Specialty Chemicals Segment	1,355	1,355
Goodwill	$17,558	$17,558

The balance of intangible assets subject to amortization are as follows:

(in thousands)	June 30, 2020	December 31, 2019
Intangible assets, gross	$30,866	$32,126
Accumulated amortization of intangible assets	(18,031)	(16,412)
Intangible assets, net	$12,835	$15,714

Estimated amortization expense related to intangible assets for the next five years are as follows (in thousands):

Remainder of 2020	$1,409
2021	2,721
2022	2,501
2023	1,050
2024	952
2025	855
Thereafter	3,347

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6: Long-term Debt

Long-term debt consists of the following:

(in thousands)	June 30, 2020	December 31, 2019
$100 million Revolving line of credit, due December 20, 2021	$64,302	$59,221
$20 million Term loan, due January 1, 2024	14,333	16,333
	$78,635	$75,554

On December 20, 2018, the Company amended its Credit Agreement with its bank to refinance and increase its Line of Credit (the "Line") from $80,000,000 to $100,000,000 and to create a new 5-year term loan in the principal amount of $20,000,000 (the “Term Loan”). The Term Loan was used to finance the purchase of substantially all of the assets of American Stainless (see Note 13). The Term Loan’s maturity date is January 1, 2024 and shall be repaid in 60 consecutive monthly installments. Interest on the Term Loan is calculated using the One Month LIBOR Rate (as defined in the Credit Agreement), plus 1.90 percent. The Line will be used for working capital needs and as a source for funding future acquisitions. The maturity date of the Line has been extended to December 20, 2021. Interest on the Line remains unchanged and is calculated using the One Month LIBOR Rate, plus 1.65%. Borrowings under the Line are limited to an amount equal to a Borrowing Base calculation that includes eligible accounts receivable and inventory. As of June 30, 2020, the Company had $7.2 million of remaining available capacity under the Line.
Pursuant to the Credit Agreement, the Company is subject to certain covenants including maintaining a minimum fixed charge coverage ratio of not less than 1.25, maintaining a minimum tangible net worth of not less than $60.0 million, and a limitation on the Company’s maximum amount of capital expenditures per year, which is in line with currently projected needs.
The Company notified its bank of a technical default of the fixed charge coverage ratio in its Credit Agreement at the quarter ended June 30, 2020. To address the technical default, the Company entered into two amendments to its Credit Agreement with its bank subsequent to the end of the quarter. On July 31, 2020, the Company entered into the Third Amendment to the Third Amended and Restated Loan Agreement (the "Third Amendment") with its bank. The Third Amendment amended the definition of the fixed charge coverage ratio to include the proxy contest costs in the numerator of the ratio calculation. The amendment is effective for the quarter ended June 30, 2020 and the directly following three quarters after June 30, 2020. Additionally, on August 13, 2020, the Company entered into the Fourth Amendment to the Third Amended and Restated Loan Agreement (the "Fourth Amendment") with its bank. The Fourth Amendment amended the definition of the fixed charge coverage ratio to include the lesser of the actual non-cash asset impairment charge related to Palmer, or $6.0 million in the numerator of the ratio calculation. The amendment is effective for the quarter ended June 30, 2020 and the directly following three quarters after June 30, 2020.
At June 30, 2020, the Company had a minimum fixed charge coverage ratio of 1.39 and a minimum tangible net worth of $67.4 million.

Note 7: Stock-Based Compensation
Stock-based compensation expense for the three and six months ended June 30, 2020 was $0.4 million and $0.8 million, respectively. Stock-based compensation expense for the three and six months ended June 30, 2019 was $0.2 million and $0.9 million, respectively.
Stock Options
During the three and six months ended June 30, 2020 and June 30, 2019, no stock options were exercised by officers or employees of the Company.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

On June 30, 2020 the Compensation Committee approved stock option grants under the 2011 Plan. Options for a total of 20,000 shares, with an exercise price of $7.329 per share, were granted under the 2011 Plan to certain management employees of the Company. The stock options will vest in 33 percent increments annually on a cumulative basis, beginning one year after the date of grant. In order for the options to vest, the employee must be in the continuous employment of the Company since the date of the grant. Except for death, disability, or qualifying retirement, any portion of the grant that has not vested will be forfeited upon termination of employment. The Company may terminate any portion of the grant that has not vested upon an employee's failure to comply with all conditions of the award or the 2011 Plan. Shares representing grants that have not yet vested will be held in escrow by the Company. An employee will not be entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable. The per share weighted-average fair value of this stock option grant was $2.59. The Black-Scholes model for this grant was based on a risk-free interest rate of 0.64 percent, an expected life of ten years, an expected volatility of 38.7 percent and a dividend yield of 1.89 percent.
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
On February 5, 2020, the Compensation Committee approved performance-based restricted stock awards to certain management employees of the Company where 36,647 shares with a market price of $12.995 per share were granted under the Plan. The Company's performance-based restricted stock awards are classified as equity and contain performance and service conditions that must be satisfied for an employee to earn the right to benefit from the award. The performance condition is based on the achievement of the Company's Adjusted EBITDA targets. The fair value of the performance-based restricted stock awards are determined based on the closing market price of our stock on the date of grant. In general, 0 percent to 150 percent of the Company's performance-based restricted stock awards vest at the end of a three year service period from the date of grant based upon achievement of the performance condition specified. Except for death, disability, or qualifying retirement, any portion of an award that has not vested is forfeited upon termination of employment. The Company may terminate any portion of the award that has not vested upon an employee's failure to comply with all conditions of the award. An employee is not entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8: Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Numerator:
Net loss	$(6,957)	$(262)	$(8,135)	$(1,189)
Denominator:
Denominator for basic earnings per share - weighted average shares	9,058	8,974	9,066	8,951
Effect of dilutive securities:
Employee stock options and stock grants	—	—	—	—
Denominator for diluted earnings per share - weighted average shares	9,058	8,974	9,066	8,951

Net loss per share:
Basic	$(0.77)	$(0.03)	$(0.90)	$(0.13)
Diluted	$(0.77)	$(0.03)	$(0.90)	$(0.13)

The diluted earnings per share calculations exclude the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. The Company had 0.3 million and 0.2 million shares of common stock that were anti-dilutive for the three and six months ended June 30, 2020, respectively. The Company had no shares of common stock that were anti-dilutive for the three and six months ended June 30, 2019, respectively.

Note 9: Income Taxes

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal or state examinations for years before 2014. During the first six months of 2020 and 2019, the Company did not identify nor reserve for any unrecognized tax benefits.

Our income tax provision and overall effective tax rates for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Income tax benefit	$(2,116)	$(142)	$(3,496)	$(548)
Effective income tax rate	23.3%	35.0%	30.1%	31.5%

The three and six months ended June 30, 2020 effective tax rate were higher than the statutory rate of 21.0% due to discrete tax benefits over the costs associated with our public proxy contest, additional benefits on asset impairment of our Palmer business, and benefits from our stock compensation plan. Additionally, we recognized estimated tax benefits associated with the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) which was signed into law on March 27, 2020.  The CARES Act includes various income and payroll tax provisions, notably enabling the Company to carry back net operating losses and recover taxes paid in prior years.

The three and six months ended June 30, 2019 effective tax rates were higher than the statutory tax rate of 21% due to state taxes, net of federal benefit, and discrete benefits on our stock compensation plans.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10: Leases

Balance Sheet Presentation
Operating and finance lease amounts included in the unaudited condensed consolidated balance sheet are as follows (in thousands):

Classification	Financial Statement Line Item	June 30, 2020
Assets	Right-of-use assets, operating leases	$35,717
Assets	Property, plant and equipment	74
Current liabilities	Current portion of lease liabilities, operating leases	991
Current liabilities	Current portion of lease liabilities, finance leases	31
Non-current liabilities	Non-current portion of lease liabilities, operating leases	36,510
Non-current liabilities	Non-current portion of lease liabilities, finance leases	44

Total Lease Cost
Individual components of the total lease cost incurred by the Company are as follows:

(in thousands)	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Operating lease cost	$1,035	$2,069
Finance lease cost:
Amortization of right-of-use assets	26	75
Interest on finance lease liabilities	7	24
Total lease cost	$1,068	$2,168

Reduction in carrying amounts of right-of-use assets held under finance leases is included in depreciation expense. Minimum rental payments under operating leases are recognized on a straight-line method over the term of the lease including any periods of free rent and are included in selling, general, and administrative expense on the unaudited condensed consolidated statement of operations.
Maturity of Leases
The amounts of undiscounted future minimum lease payments under leases as of June 30, 2020 are as follows:

(in thousands)	Operating	Finance
Remainder of 2020	$1,829	$17
2021	3,710	22
2022	3,767	15
2023	3,803	15
2024	3,656	8
Thereafter	48,577	—
Total undiscounted minimum future lease payments	65,342	77
Imputed Interest	27,841	2
Present value of lease liabilities	$37,501	$75

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Lease Term and Discount Rate

Weighted-average remaining lease term	June 30, 2020
Operating Leases	15.96 years
Finance Leases	2.97 years
Weighted-average discount rate
Operating Leases	7.31%
Finance Leases	2.65%

During the three and six months ended June 30, 2020, no right-of-use assets were recognized in exchange for new operating lease liabilities.

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

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 12: Industry Segments

The following table summarizes certain information regarding segments of the Company's operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net sales
Metals Segment	$52,018	$64,503	$112,681	$135,607
Specialty Chemicals Segment	14,118	14,275	28,152	27,975
	$66,136	$78,778	$140,833	$163,582
Operating (loss) income
Metals Segment	$(9,155)	$1,193	$(8,221)	$2,675
Specialty Chemicals Segment	1,980	926	2,447	1,540

Unallocated corporate expenses	1,586	1,944	3,607	4,251
Acquisition related costs and other	6	20	135	348
Proxy contest costs	2,734	—	2,909	—
Earn-out adjustments	(827)	(418)	(823)	(401)
Operating (loss) income	(10,674)	573	(11,602)	17
Interest expense	532	1,010	1,251	2,034
Change in fair value of interest rate swap	(4)	77	81	124
Other (income) expense, net	(2,129)	(110)	(1,303)	(404)
Loss before income taxes	$(9,073)	$(404)	$(11,631)	$(1,737)

	As of
(in thousands)	June 30, 2020	December 31, 2019
Identifiable assets
Metals Segment	$177,442	$186,758
Specialty Chemicals Segment	27,039	25,428
Corporate	46,943	45,011
	$251,424	$257,197

Note 13: Acquisitions
Acquisition of the Assets and Operations of American Stainless Tubing, Inc.
On January 1, 2019, the Company's wholly-owned subsidiary, ASTI Acquisition, LLC (now American Stainless Tubing, LLC) ("ASTI"), completed the acquisition of substantially all of the assets of American Stainless Tubing, Inc. ("American Stainless"). The purchase price for the all-cash acquisition was $21.9 million, subject to a post-closing working capital adjustment. The Company funded the acquisition with a new five-year $20 million term note and a draw against its asset-based line of credit (see Note 6).
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

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The following table shows the initial estimate of value and revisions made during 2019:

(in thousands)	Initial estimate	Revisions	Final
Inventories	$5,564	$—	$5,564
Accounts receivable	3,534	—	3,534
Other current assets - production and maintenance supplies	605	—	605
Property, plant and equipment	2,793	—	2,793
Customer list intangible	10,000	(496)	9,504
Goodwill	7,044	714	7,758
Contingent consideration (earn-out liability)	(6,148)	(218)	(6,366)
Accounts payable	(1,400)	—	(1,400)
Other liabilities	(97)	—	(97)
	$21,895	$—	$21,895

ASTI's results of operations are reflected in the Company's Condensed Consolidated Statements of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net sales	$7,255	$8,557	$14,900	$18,070
Income before taxes	$1,377	$992	$1,718	$1,099

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
During the three months ended June 30, 2020, the Company purchased no shares under the stock repurchase program. During the six months ended June 30, 2020, the Company purchased 59,617 shares under the stock repurchase program at an average price of approximately $10.65 per share for an aggregate amount of $0.6 million.
During the three and six months ended June 30, 2019, the Company purchased no shares under the stock repurchase program.
As of June 30, 2020, the Company has 790,383 shares of its share repurchase authorization remaining.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Shareholder Rights Plan
On March 31, 2020, the Board of Directors unanimously authorized the adoption of a limited duration shareholder rights plan expiring on March 31, 2021 and an ownership trigger threshold of 15%. In connection with the shareholder rights plan, the Board of Directors authorized and declared a dividend of one right (each, a "Right") for each outstanding share of the Company's common stock, par value $1.00 per share ("Common Stock") to stockholders of record at the close of business on April 10, 2020 (the "Record Date"). The complete terms of the Rights are set forth in a Rights Agreement dated March 31, 2020 (the "Rights Agreement"), by and between the Company and American Stock Transfer & Trust Company, LLC, as rights agent. The Rights will become exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's outstanding Common Stock or announces a tender or exchange offer that would result in beneficial ownership of 15% or more of the Company's Common Stock. Each Right would entitle the holder to purchase from the Company one half of one share of Common Stock at a purchase price of $22.50 per right, subject to adjustments (equivalent to $45.00 for each whole share of Common Stock).
On June 27, 2020, the Company entered into Amendment 1 to the Rights Agreement (the "Amendment"). The Amendment terminated the Rights Agreement by accelerating the expiration of the Rights to June 28, 2020. At the time of the termination of the Rights Agreement, all of the Rights, which were distributed to holders of the Company's common stock, par value, $1.00, pursuant to the Rights Agreement, expired.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Fiberglass and steel liquid storage tanks and separation equipment	$1,038	$10,247	$4,456	$20,076
Heavy wall seamless carbon steel pipe and tube	5,658	6,703	12,972	15,289
Stainless steel pipe and tube	39,306	41,310	83,034	87,305
Galvanized pipe and tube	6,016	6,243	12,219	12,936
Specialty chemicals	14,118	14,275	28,152	27,976
Net sales	$66,136	$78,778	$140,833	$163,582

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

Note 16: Proxy Contest and Related Costs
During the six months ended June 30, 2020, the Company engaged in a proxy contest with Privet Fund Management, LLC ("Privet") and UPG Enterprises, LLC ("UPG"), which parties acted as a group during the proxy contest. At the Company’s Annual Meeting of Shareholders held on June 30, 2020 (the “Annual Meeting”), the Company’s independent shareholders voted the Company’s proxy card, resulting in five (of eight) incumbent Board members being re-elected to the Board of Directors.  Due to cumulative voting, a unique voting method permitted by the Company’s Certificate of Incorporation, Privet and UPG were able to cumulate their group-owned shares to elect three (of eight) new directors at the Annual Meeting.
During the three and six months ended June 30, 2020, total costs incurred by the Company relating to the proxy contest were $2.7 million and $2.9 million, respectively.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 17: Subsequent Events

The Company notified its bank of a technical default of the fixed charge coverage ratio in its Credit Agreement at the quarter ended June 30, 2020. To address the technical default, the Company entered into two amendments to its Credit Agreement with its bank subsequent to the end of the quarter. On July 31, 2020, the Company entered into the Third Amendment to the Third Amended and Restated Loan Agreement (the "Third Amendment") with its bank. The Third Amendment amended the definition of the fixed charge coverage ratio to include the proxy contest costs in the numerator of the ratio calculation. The amendment is effective for the quarter ended June 30, 2020 and the directly following three quarters after June 30, 2020. Additionally, on August 13, 2020, the Company entered into the Fourth Amendment to the Third Amended and Restated Loan Agreement (the "Fourth Amendment") with its bank. The Fourth Amendment amended the definition of the fixed charge coverage ratio to include the lesser of the actual non-cash asset impairment charge related to Palmer, or $6.0 million in the numerator of the ratio calculation. The amendment is effective for the quarter ended June 30, 2020 and the directly following three quarters after June 30, 2020.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity, and capital resources during the three months ended June 30, 2020, and June 30, 2019. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the Annual Report), as well as the condensed consolidated financial statements (unaudited) and notes to the condensed consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of 2019. This discussion and analysis is presented in five sections:

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
The Company's business is divided into two reportable operating segments, the Metals Segment and the Specialty Chemicals Segment. The Metals Segment operates as three reporting units, all International Organization for Standardization ("ISO") certified manufacturers, including Welded Pipe & Tube Operations, a unit that includes Bristol Metals, LLC ("BRISMET") and American Stainless Tubing, LLC ("ASTI"), which began operations effective January 1, 2019 pursuant to the American Stainless acquisition (see Note 13 to the Condensed Consolidated Financial Statements), Palmer of Texas Tanks, Inc. ("Palmer"), and Specialty Pipe & Tube, Inc. ("Specialty"). Welded Pipe & Tube Operations manufactures stainless steel, galvanized, ornamental stainless steel tubing, and other alloy pipe and tube. Palmer manufactures liquid storage solutions and separation equipment. Specialty is a master distributor of seamless carbon pipe and tube. The Metals Segment's markets include the oil and gas, chemical, petrochemical, pulp and paper, mining, power generation (including nuclear), water and waste water treatment, liquid natural gas ("LNG"), brewery, food processing, petroleum, pharmaceutical, automotive & commercial transportation, appliance, architectural, and other heavy industries. The Specialty Chemicals Segment operates as one reporting unit which includes Manufacturers Chemicals, LLC ("MC"), a wholly-owned subsidiary of Manufacturers Soap and Chemical Company ("MS&C"), and CRI Tolling, LLC ("CRI Tolling"). The Specialty Chemicals Segment produces specialty chemicals for the chemical, paper, metals, mining, agricultural, fiber, paint, textile, automotive, petroleum, cosmetics, mattress, furniture, janitorial and other industries. MC manufactures lubricants, surfactants, defoamers, reaction intermediaries and sulfated fats and oils. CRI Tolling provides chemical tolling manufacturing resources to global and regional chemical companies and contracts with other chemical companies to manufacture certain, pre-defined products.

COVID-19 Update
We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business, including the impacts to our customers, employees and supply chain. Through the second quarter of 2020, COVID-19 did have an adverse effect on our reported results and operations, specifically with the continued curtailment of operations at our Palmer facility and $6.1 million of asset impairments related to that business. There remains significant uncertainty concerning the magnitude of the impact and the duration of the COVID-19 pandemic and as a result, we are unable to predict the ultimate impact it may have on our business, future operations, financial position or cash flows. The extent that our operations will continue to be impacted by the COVID-19 pandemic will depend on future developments, which are highly uncertain and cannot be accurately predicted, including the severity of the outbreak and continued actions by government authorities to contain and treat the outbreak. See Part II - Item 1A, "Risk Factors," included herein for updates to our risk factors regarding risks associated with the COVID-19 pandemic.

Synalloy Corporation
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)

Goodwill Impairment Review
During the second quarter of 2020, as described in Note 5 - Goodwill and Intangible Assets, we tested our goodwill for impairment. The Company determined potential indicators of impairment within the Welded Pipe & Tube reporting unit included in the Metals Segment, with an associated goodwill balance of $16.2 million, existed. Continued deterioration in macroeconomic conditions, continued risks within the stainless steel industrial business, reporting unit operating losses and a decline in the reporting unit's net sales compared to forecast, collectively, indicated that the reporting unit had experienced a triggering event. As a result, the Company quantitatively evaluated the Welded Pipe & Tube reporting unit for impairment. Fair value of the reporting unit was determined using an income approach. Determining the fair value of the reporting unit and allocation of that fair value to individual assets and liabilities within the reporting unit to determine the implied fair value of the goodwill is judgmental in nature and requires the use of significant management estimates and assumptions. These estimates and assumptions include the discount rate, terminal growth rate, tax rate, projected capital expenditures, and overall operational forecasts, including sales growth, gross margins, and operating margins. Any changes in the judgments, estimates, or assumptions could produce significantly different results. We corroborated the reasonableness of the estimated reporting unit fair value by reconciling to our enterprise value and market capitalization.
As a result of the goodwill impairment evaluation, it was concluded that the estimated fair value of the Welded Pipe and Tube reporting unit was greater than its carrying value by 1.7% and, as such, no goodwill impairment was necessary in the quarter ended June 30, 2020. We do consider our Welded Pipe & Tube reporting unit's goodwill to be at risk and changes in our future operating results, cash flows, share price, market capitalization, or discount rate used when conducting future goodwill impairment tests could affect the estimated fair values of our reporting unit and may result in a goodwill impairment charge in the future. For example, we estimate that a 39 basis point increase in the discount rate would result in a goodwill impairment charge of approximately $0.7 million.

Results of Operations
Consolidated Performance Summary
Consolidated net sales for the second quarter of 2020 were $66.1 million representing a decrease of $12.6 million or 16.0% when compared to net sales for the second quarter of 2019. Net sales for the first six months of 2020 were $140.8 million representing a decrease of $22.7 million or 13.9% when compared to the first six months of 2019. The decrease in sales for the second quarter and first six months of 2020 was driven by our Metals Segment, which had a decrease of $12.5 million over the second quarter of 2019 and a decrease of $22.9 million over the first six months of 2019.

For the second quarter of 2020, the Company recorded a net loss of $7.0 million, or $0.77 diluted loss per share, compared to a net loss of $0.3 million, or $0.03 diluted loss per share for the second quarter of 2019. For the first six months of 2020, the Company recorded a net loss of $8.1 million, or $0.90 diluted loss per share, compared to a net loss of $1.2 million, or $0.13 diluted loss per share for the first six months of 2019.
The second quarter and first six months of 2020 were positively impacted by mark-to-market valuation gains on investments in equity securities totaling $1.1 million and $0.2 million, respectively, compared to gains on investments in equity securities of $0.1 million and $0.4 million for the second quarter and first six months of 2019, respectively. The second quarter and first six months of 2020 were also impacted by $6.1 million in non-cash asset impairment charges related to Palmer and inventory price change losses which, on a pre-tax basis, totaled $3.5 million and $3.9 million, respectively, compared to a $1.8 million loss in the second quarter of 2019 and a $5.2 million loss for the first six months of 2019. The second quarter and first six months of 2020 results were also negatively impacted by $2.7 million and $2.9 million, respectively, in costs associated with the Company's proxy contest and election of directors at the 2020 Annual Meeting of Shareholders. See Note 16, Proxy Contest and Related Costs, in the notes to the unaudited condensed consolidated financial statements for additional information.
The second quarter of 2020 consolidated gross profit decreased 44.4% to $4.4 million, or 6.6% of sales, compared to $7.8 million, or 10.0% of sales in the second quarter of 2019. For the first six months of 2020, consolidated gross profit decreased 30.3% to $11.5 million, or 8.2% of sales, from $16.5 million, or 10.1% of sales in the first six months of 2019. The decrease in dollars and percentage of sales were attributable to the Metals Segment as discussed below.
Consolidated selling, general, and administrative expense for the second quarter of 2020 decreased by $0.6 million to $7.0 million or 10.7% of sales compared to $7.7 million, or 9.7% of sales in the second quarter of 2019. For first six months of 2020, consolidated selling, general, and administrative expenses decreased $1.7 million, or 10.5%, to $14.8 million compared to $16.6 million in the first six months of 2019. The most significant decreases for the second quarter and first six months of 2020 compared the same period in the prior year resulted from salaries and benefits ($0.7 million lower in the second quarter and $1.0 million lower in the first six months); travel expenses ($0.3 million lower in the second quarter and $0.4 million lower in the first six months); and professional fees ($0.1 million lower in the second quarter and $0.2 million lower in the first six months).

Metals Segment
The Metals Segment's net sales for the second quarter of 2020 totaled $52.0 million, a decrease of $12.5 million or 19.4% from the second quarter of 2019. Net sales for the first six months of 2020 totaled $112.7 million, a decrease of $22.9 million or 16.9% from the first six months of 2019.
Net sales decrease for the second quarter of 2020 compared to the second quarter of 2019 is summarized as follows:

($ in thousands)	$	%	Average selling price (1)	Units shipped

Fiberglass and steel liquid storage tanks and separation equipment	$(9,209)	(89.9)%	(27.9)%	(86.1)%
Heavy wall seamless carbon steel pipe and tube	(1,044)	(15.6)%	(12.0)%	(4.0)%
Stainless steel pipe and tube	(2,004)	(4.9)%	(4.1)%	(0.7)%
Galvanized pipe and tube	(228)	(3.6)%	(3.2)%	(0.5)%
Total decrease	$(12,485)
1) Average price decreases for the second quarter of 2020 as compared to the second quarter of 2019 primarily relate to the following:

•	Fiberglass and steel liquid storage tanks and separation equipment - decline due to curtailment of operations and effects of COVID-19 on oil and gas industry and Permian Basin;

•	Heavy wall seamless carbon steel pipe and tube - decline based on lower mix of energy based sales, lower mill pricing and lessening impact of 232 tariffs;

•	Stainless steel pipe and tube - pass through of input and cost changes related to:

a.	Alloy surcharges decrease of approximately 11%; offset by,

b.	Favorable product mix and other competitive pricing, increase of 7%; and,

•	Galvanized pipe and tube - primarily decline in indexed pricing

Net sales decrease for the first six months of 2020 compared to the first six months of 2019 is summarized as follows:

($ in thousands)	$	%	Average selling price (1)	Units shipped

Fiberglass and steel liquid storage tanks and separation equipment	$(15,619)	(77.8)%	(9.9)%	(75.5)%
Heavy wall seamless carbon steel pipe and tube	(2,317)	(15.2)%	(10.0)%	(5.8)%
Stainless steel pipe and tube	(4,272)	(4.9)%	(6.6)%	1.9%
Galvanized pipe and tube	(717)	(5.5)%	(8.9)%	3.7%
Total decrease	$(22,925)
1) Average price decreases for the first six months of 2020 as compared to the first six months of 2019 primarily relate to the following:

•	Fiberglass and steel liquid storage tanks and separation equipment - decline due to curtailment of operations and effects of COVID-19 on oil and gas industry and Permian Basin;

•	Heavy wall seamless carbon steel pipe and tube - decline based on lower mix of energy based sales, lower mill pricing and lessening impact of 232 tariffs;

•	Stainless steel pipe and tube - pass through of input and cost changes related to:

a.	Alloy surcharges decrease of approximately 2%; and,

b.	Base raw material input mill pricing, product mix and other competitive pricing, decrease of 5%; and,

•	Galvanized pipe and tube - primarily decline in indexed pricing

The Metals Segment's operating loss increased $10.3 million, or 867.6%, to $9.2 million for the second quarter of 2020 compared to income of $1.2 million for the second quarter of 2019. Operating loss for the first six months of 2020 increased $10.9 million, or 407.3%, to $8.2 million from income of $2.7 million in the first six months of 2019. As mentioned above, the second quarter and first six months of 2020 were negatively impacted by $6.1 million in non-cash asset impairment charges related to Palmer.
Current quarter operating results were affected by nickel prices and resulting surcharges for 304 and 316 alloys. The second quarter of 2020 proved to be a much more unfavorable environment than the second quarter of 2019, with net metal pricing losses of $3.5 million, compared to last year's $1.8 million in metal pricing losses. Second quarter 2020 surcharges on 304 alloy were approximately 11% lower than second quarter 2019 levels and 2020 surcharges on 316 alloy were 17% lower than the second quarter of 2019. More importantly, second quarter 2020 surcharges on 304 and 316 alloys were lower by 19% and 21%, respectively, when compared with the surcharges in place just five months earlier.
Selling, general, and administrative expense decreased 0.3% to $4.8 million for the second quarter of 2020 compared to $4.9 million in the second quarter of 2019. For the first six months of 2020, selling, general, and administrative expenses decreased $0.7 million, or 7.0%, to $9.7 million from $10.4 million for the first six months of 2019. The most significant decreases for the second quarter and first six months of 2020 compared the same periods in the prior year resulted from salaries and benefits ($0.6 million lower in the second quarter and $0.9 million lower in the first six months) and travel expenses ($0.2 million lower in the second quarter and $0.3 million lower in the first six months).
Specialty Chemicals Segment
Net sales for the Specialty Chemicals Segment in the second quarter of 2020 totaled $14.1 million, representing a $0.2 million, or 1.1%, decrease from the second quarter of 2019. Net sales for the first six months of 2020 totaled $28.2 million, representing a $0.2 million, or 0.6%, increase from the first six months of 2019. Pounds shipped in the second quarter of 2020 were up 1.4% over the second quarter of 2019, with average selling prices declining 2.6%. Pounds for the first six months of 2020 were down 2.8%, with average selling prices increasing 3.5%.
The relative strength of sales during the second quarter, in the face of the COVID-19 pandemic's impact on the Household, Industrial & Institutional and Sanitation supply chain, is a result of the Segment's increased production of hand sanitizer and cleaning aids to help supply critical sanitation products.
Operating income for the Specialty Chemicals Segment for the second quarter of 2020 was $2.0 million, an increase of $1.1 million, or 113.9%, from the second quarter of 2019. Operating income for the first six months of 2020 was $2.4 million, an increase of $0.9 million, or 58.8%, from the first six months of 2019. The increase in operating income is directly related to cost cutting and other initiatives that yielded margin improvements of $0.2 million, lower manufacturing costs of $0.6 million and lower selling, general, and administrative expenses of $0.3 million.
Selling, general, and administrative expense decreased $0.3 million, or 27.0%, to $0.7 million for the second quarter of 2020 compared to the second quarter of 2019. For the first six months of 2020, selling, general, and administrative expenses decreased $0.4 million, or 18.5%, to $1.8 million from $2.2 million for the first six months of 2019. The most significant decreases for the second quarter and first six months of 2020 compared to the same periods in the prior year resulted from salaries and benefits ($0.2 million lower for the second quarter and $0.3 million lower in the first six months).
Other Items
Unallocated corporate expenses for the second quarter of 2020 decreased $0.4 million, or 18.4%, to $1.6 million (2.4 percent of sales) compared to $1.9 million (2.5 percent of sales) for the same period in the prior year comparative period. For first six months of 2020, unallocated corporate expenses decreased $0.6 million, or 15.0%, to $3.6 million from $4.2 million for the first six months of 2019. The second quarter and first six months decreases resulted primarily from lower professional fees, incentive bonuses, and travel expenses in the period.
Interest expense was $0.5 million and $1.0 million for the second quarter of 2020 and 2019, respectively. The decrease was related to lower average debt outstanding in the second quarter of 2020 compared to the second quarter of 2019.
The effective tax rate was 23.3% and 30.1% for the three and six months ended June 30, 2020, respectively, and 35.0% and 31.5% for the three and six months ended June 30, 2019, respectively. The June 30, 2020 effective tax rate was higher than the statutory rate of 21.0% due to discrete tax benefits on our stock compensation plan and estimated tax benefits associated with the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) which was signed into law on March 27, 2020.  The CARES Act includes various income and payroll tax provisions, notably enabling the Company to carry back net operating losses and recover taxes paid in prior years. Additionally, we recognized a discrete tax benefit related to the costs associated with our public proxy contest.

The Company's cash balance increased $0.8 million to $1.4 million as of June 30, 2020 compared to $0.6 million at December 31, 2019. Fluctuations affecting cash flows during the six months ended June 30, 2020 were comprised of the following:

a)
Net inventories decreased $2.9 million at June 30, 2020 when compared to December 31, 2019, mainly due to the write-down of inventory related to the Palmer business in the second quarter. Inventory turns increased from 1.62 turns at December 31, 2019, calculated on a three-month average basis, to 1.75 turns at June 30, 2020;

b)
Accounts payable increased $3.7 million as of June 30, 2020 as compared to December 31, 2019, primarily due to higher metal purchases in the second quarter compared to the fourth quarter. Accounts payable days outstanding were approximately 32 days at June 30, 2020 compared to 36 days at December 31, 2019;

c)
Net accounts receivable increased $1.2 million at June 30, 2020 as compared to December 31, 2019, due primarily to improved business activity within the Specialty Chemicals Segment in the second quarter compared to the fourth quarter of 2019. Days sales outstanding, calculated using a six-month average basis, was 46 days outstanding at June 30, 2020 and 50 days at December 31, 2019, respectively;

d)	Capital expenditures for the first six months of 2020 were $2.0 million; and

e)	The Company paid $2.3 million during the first six months of 2020 related to the earn-out liabilities from the 2019 American Stainless, 2018 MUSA-Galvanized and 2017 MUSA-Stainless acquisitions.
Non-GAAP Financial Measures
To supplement our consolidated financial statements, which are prepared and presented in accordance with accounting principles generally accepted in the United States ("GAAP"), we use the following non-GAAP financial measures: EBITDA, Adjusted EBITDA, Adjusted Net (Loss) Income, and Adjusted Diluted (Loss) Earnings Per Share. Management believes that these non-GAAP measures provide additional useful information to allow readers to compare the financial results between periods. Non-GAAP measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider the Company's performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company. Non-GAAP measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of the Company's results or financial condition as reported under GAAP.
EBITDA and Adjusted EBITDA
We define "EBITDA" as earnings before discontinued operations, interest (including change in fair value of interest rate swap), income taxes, depreciation and amortization. We define "Adjusted EBITDA" as EBITDA further adjusted for the impact of non-cash and other items we do not consider in our evaluation of ongoing performance. These items include: discontinued operations, goodwill impairment, asset impairment, interest (including change in fair value of interest rate swap), income taxes, depreciation, amortization, stock option / grant costs, non-cash lease cost, acquisition costs, proxy contest costs, shelf registration costs, earn-out adjustments, gain on excess death benefit, realized and unrealized (gains) and losses on investments in equity securities, casualty insurance gain, all (gains) losses associated with a Sale-Leaseback, retention costs and other adjustments from net income. We caution investors amounts presented in accordance with our definitions of EBITDA and Adjusted EBITDA may not be comparable to similar measures disclosed by other companies because not all companies calculate EBITDA and Adjusted EBITDA in the same manner. We present EBITDA and Adjusted EBITDA because we consider them to be important supplemental measures of our performance and investors' understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations.

Consolidated EBITDA and Adjusted EBITDA are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Consolidated
Net loss	$(6,957)	$(262)	$(8,135)	$(1,189)
Adjustments:
Interest expense	532	1,010	1,251	2,034
Change in fair value of interest rate swap	(4)	77	81	124
Income taxes	(2,116)	(142)	(3,496)	(548)
Depreciation	1,989	1,943	3,947	3,832
Amortization	810	819	1,619	1,743
EBITDA	(5,746)	3,445	(4,733)	5,996
Acquisition costs and other	6	32	138	1,672
Proxy contest costs	2,734	—	2,909	—
Shelf registration costs	—	10	—	10
Earn-out adjustments	(827)	(418)	(823)	(401)
Gain on investments in equity securities	(1,092)	(100)	(240)	(373)
Asset impairments	6,079	—	6,079	—
Stock-based compensation	430	237	766	853
Non-cash lease expense	128	151	256	288
Retention expense	235	51	235	130
Adjusted EBITDA	$1,947	$3,408	$4,587	$8,175
% sales	2.9%	4.3%	3.3%	5.0%

Metals Segment EBITDA and Adjusted EBITDA are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Metals Segment
Net (loss) income	$(7,308)	$1,587	$(6,381)	$2,986
Adjustments:
Interest expense	7	23	11	44
Depreciation	1,559	1,533	3,070	3,014
Amortization	810	819	1,619	1,743
EBITDA	(4,932)	3,962	(1,681)	7,787
Acquisition costs and other	—	12	3	1,370
Earn-out adjustments	(827)	(418)	(823)	(401)
Asset impairments	6,079	—	6,079	—
Stock-based compensation	130	63	171	210
Retention expense	—	26	—	80
Metals Segment Adjusted EBITDA	$450	$3,645	$3,749	$9,046
% of segment sales	0.9%	5.7%	3.3%	6.7%

Specialty Chemicals Segment EBITDA and Adjusted EBITDA are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Chemicals Segment
Net income	$1,980	$926	$2,460	$1,539
Adjustments:
Interest expense	1	—	9	1
Depreciation	389	370	792	739
EBITDA	2,370	1,296	3,261	2,279
Stock-based compensation	80	26	118	96
Specialty Chemicals Segment Adjusted EBITDA	$2,450	$1,322	$3,379	$2,375
% of segment sales	17.4%	9.3%	12.0%	8.5%

Adjusted Net (Loss) Income and Adjusted Diluted (Loss) Earnings per Share
Adjusted Net (Loss) Income and Adjusted Diluted (Loss) Earnings per Share are non-GAAP measures and exclude discontinued operations, goodwill impairment, asset impairment, stock option / grant costs, non-cash lease costs, acquisition costs, proxy contest costs, shelf registration costs, earn-out adjustments, gain on excess death benefit, realized and unrealized (gains) and losses on investments in equity securities, casualty insurance gain, all (gains) losses associated with a Sale-Leaseback, and retention costs from net income. They also utilize a constant effective tax rate to reflect tax neutral results. Adjusted net (loss) income and adjusted diluted (loss) earnings per share should not be considered an alternative to, or a more meaningful indicator of, the Company's net (loss) income or diluted (loss) earnings per share as prepared in accordance with GAAP. The Company's methods of determining this non-GAAP financial measure may differ from the method used by other companies for this or similar non-GAAP financial measures. Accordingly, these non-GAAP measures may not be comparable to the measures used by other companies.
The reconciliation of net (loss) income and (loss) earnings per share to adjusted net (loss) income and adjusted (loss) earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share data)	2020	2019	2020	2019
Loss before taxes	$(9,073)	$(404)	$(11,631)	$(1,737)

Adjustments:
Acquisition costs and other	6	32	138	1,672
Proxy contest costs	2,734	—	2,909	—
Shelf registration costs	—	10	—	10
Earn-out adjustments	(827)	(418)	(823)	(401)
Gain on investments in equity securities	(1,092)	(100)	(240)	(373)
Asset impairments	6,079	—	6,079	—
Stock-based compensation	430	237	766	853
Non-cash lease expense	128	151	256	288
Retention expense	235	51	235	130
Adjusted (loss) income before income taxes	(1,380)	(441)	(2,311)	442
(Benefit) provision for income taxes at 21%	(290)	(93)	(485)	93

Adjusted net (loss) income	$(1,090)	$(348)	$(1,826)	$349

Average shares outstanding, as reported
Basic	9,058	8,974	9,066	8,951
Diluted	9,058	8,974	9,066	8,951

Adjusted net (loss) income per common share
Basic	$(0.12)	$(0.04)	$(0.20)	$0.04
Diluted	$(0.12)	$(0.04)	$(0.20)	$0.04

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

Cash Flows
Cash flows from total operations were as follows ($ in thousands):

	Six Months Ended June 30,
	2020	2019
Total cash (used in) provided by:
Operating activities	$(173)	$13,225
Investing activities	798	(23,232)
Financing activities	161	7,810
Net increase (decrease) in cash and cash equivalents	$786	$(2,197)

Operating Activities
The decrease in cash provided by operating activities for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily driven by changes in working capital, driven by increases in accounts receivable, which decreased operating cash flows for the first six months of 2020 by $1.9 million, compared to an increase of $0.9 million in the first six months of 2019, increases in inventory which decreased operating cash flows $1.4 million in the first six months of 2020, compared to an increase of $8.6 million in the first six months of 2019 and accrued income taxes, which decreased operating cash flow $3.1 million for the first six months of 2020, compared to a decrease of $1.5 million in the first six months of 2020. These were partially offset by increases in accounts payable, which increased operating cash flows $3.7 million in the first six months of 2020 compared to an increase of $2.5 million in the first six months of 2019 and $1.0 million in proceeds received from the Company's business interruption insurance related to the heavy wall press outage in 2019.

Investing Activities
Net cash used in investing activities primarily consists of transactions related to capital expenditures and acquisitions. The increase in cash provided by investing activities for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to a decrease in cash outflows related to the American Stainless acquisition in the prior year and increase in proceeds from the sale of equity securities in the current year over the prior year.

Financing Activities
Net cash provided by financing activities primarily consists of transactions related to our long-term debt. The decrease in cash provided by financing activities for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to borrowings from the Term Loan related to the American Stainless acquisition in the prior year not in the current year.

Sources of Liquidity
Funds generated by operating activities, available cash and cash equivalents and our credit facilities are our most significant sources of liquidity. We believe our sources of liquidity will be sufficient to fund operations, debt obligations, and anticipated capital expenditures over the next 12 months.

We have a $100 million asset-backed revolving Line with a maturity date of December 21, 2021 and a $20 million Term Loan with a maturity date of January 1, 2024. As of June 30, 2020, the Company had $78.6 million of total borrowings outstanding with its lender. That total is up $3.0 million from the balance at December 31, 2019. As of June 30, 2020, the Company had $7.2 million of remaining available capacity under its Line. See Note 6, Long-term Debt, in the notes to the unaudited condensed consolidated financial statements for additional information.
The Company is subject to certain covenants including maintaining a minimum fixed charge coverage ratio of not less than 1.25, maintaining a minimum tangible net worth of not less than $60.0 million, and a limitation on the Company’s maximum amount of capital expenditures per year, which is in line with currently projected needs.
The Company notified its bank of a technical default of the fixed charge coverage ratio in its Credit Agreement at the quarter ended June 30, 2020. To address the technical default, the Company entered into two amendments to its Credit Agreement with its bank subsequent to the end of the quarter. On July 31, 2020, the Company entered into the Third Amendment to the Third Amended and Restated Loan Agreement (the "Third Amendment") with its bank. The Third Amendment amended the definition of the fixed charge coverage ratio to include the proxy contest costs in the numerator of the ratio calculation. The amendment is effective for the quarter ended June 30, 2020 and the directly following three quarters after June 30, 2020. Additionally, on August 13, 2020, the Company entered into the Fourth Amendment to the Third Amended and Restated Loan Agreement (the "Fourth Amendment") with its bank. The Fourth Amendment amended the definition of the fixed charge coverage ratio to include the lesser of the actual non-cash asset impairment charge related to Palmer, or $6.0 million in the numerator of the ratio calculation. The amendment is effective for the quarter ended June 30, 2020 and the directly following three quarters after June 30, 2020.
At June 30, 2020, the Company had a minimum fixed charge coverage ratio of 1.39 and a minimum tangible net worth of $67.4 million.

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
On February 21, 2019, the Board of Directors authorized a stock repurchase program for up to 850,000 shares of its outstanding common stock over 24 months. The shares will be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Under the program, the purchases will be funded from available working capital, and the repurchased shares will be returned to the status of authorized, but unissued shares of common stock or held in treasury. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. As of June 30, 2020, the Company has 790,383 shares of its share repurchase authorization remaining.

Stock repurchase activity was as follows:

	Six Months Ended June 30,
	2020	2019
Number of shares repurchased	59,617	—
Average price per share	$10.65	$—
Total cost of shares repurchased	$636,940	$—

At the end of each fiscal year the Board of Directors reviews the financial performance and capital needed to support future growth to determine the amount of cash dividend, if any, which is appropriate. In 2019, no dividends were declared or paid by the Company.

Other Financial Measures
Our current ratio, calculated as current assets divided by current liabilities, was 3.7 at June 30, 2020 and 3.6 at December 31, 2019.

Our long-term debt to capital, calculated as long-term debt divided by total capital, was 45% at June 30, 2020 and 41% at December 31, 2019.

Our return on average equity, calculated as net income divided by the trailing 12-month average of equity, was (7.9)% at June 30, 2020 and (2.9)% at December 31, 2019, respectively.

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

Significant Accounting Policies and Estimates
We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements presented in the Annual Report on Form 10-K for the year ended December 31, 2019. We discuss our critical accounting estimates in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal 2019, except as discussed below.

Credit Losses on Accounts Receivable
The Company maintains an allowance for credit losses on its accounts receivable balances, which represents its best estimate of current expected credit losses over the contractual life of the accounts receivable. Beginning January 1, 2020, when evaluating the adequacy of its allowance for credit losses each reporting period, the Company analyzes accounts receivable balances with similar risk characteristics on a collective basis, considering factors such as the aging of receivables balances, historical loss experience, current information, and future expectations. Each reporting period, the Company reassesses whether any accounts receivable no longer share similar risk characteristics and should instead be evaluated as part of another pool or on an individual basis. Changes to the allowance for credit losses are adjusted through bad debt expense, which is presented within "Selling, general and administrative" operating expenses on the unaudited condensed consolidated statement of operations.

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

Item 4. Controls and Procedures
Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company's Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures, as of the end of the period covered by this quarterly report, were not effective due to the presence of a material weakness in internal control over financial reporting described below. Notwithstanding the material weakness, management believes, based on its procedures in preparing this report, that the consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of and for the periods presented in conformity with accounting principles generally accepted in the United States of America.

As previously disclosed, during the same period, the Company received a hotline complaint principally regarding the accounting treatment of Palmer and other matters. In response to this complaint, the Board of Directors engaged an independent law firm to investigate the matters. The independent law firm’s investigation concluded that there was no evidence of intentional misconduct, bad faith or criminal acts.

Material Weakness in Internal Control Over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s Chief Executive Officer and Chief Financial Officer concluded that several control deficiencies existed related to the Company’s control environment. These control deficiencies included improper tone related to the treatment of and communication with lower-level employees by management, and certain personnel performing job responsibilities outside their job descriptions. Additionally, there was a delay in reporting a whistleblower matter to the Audit Committee, and a certain matter not being transitioned to the new Audit Committee. These control deficiencies, when aggregated, resulted in a material weakness in the Company’s control environment as of June 30, 2020.

Remediation Plan
The Company is committed to remediating the control deficiencies that constituted the above material weakness by implementing changes to the Company's internal control over financial reporting. Management is responsible for implementing changes and improvements in the internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weakness. In response to the identified deficiencies that aggregated to a material weakness, management, with oversight from the Company's Audit Committee, is in the process of developing a detailed plan for remediation of the material weakness, including:

•	Providing leadership training and mentorship to key executives;

•	Alignment of job descriptions with actual job responsibilities;

•	Improving the Ethics and Compliance Hotline process, including the consideration of a third-party hotline service with automated reporting to the Audit Committee; and

•	Enhancing the transition process for new finance executives and audit committee members.

As the Company continues to evaluate and work to remediate the control deficiencies that gave rise to the material weakness, the Company may determine to take additional measures to address the control deficiencies.

Changes in Internal Control over Financial Reporting
Other than the material weakness discussed above, the Company's management, including the Chief Executive Officer and Chief Financial Officer, identified no change in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's control over financial reporting.

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
If we do not successfully manage the transitions associated with the election of three new members of our Board of Directors, the appointment of a new Chairman of the Board and a new Chief Financial Officer, it could have an adverse impact on our business operations, including our internal controls over financial reporting, as well as be viewed negatively by our customers and shareholders.
On June 30, 2020, the Company appointed Sally M. Cunningham Senior Vice President and Chief Financial Officer effective June 30, 2020 after the resignation of Dennis M. Loughran. In addition, on July 7, 2020, the Company announced the election of three new members of the Board of Directors at the 2020 Annual Meeting of Shareholders. On July 9, 2020, the Company's Board of Directors elected Henry L. Guy as Chairman of the Board of Directors. Such leadership transitions can be inherently difficult to manage, and an inadequate transition may cause disruption to our business, including our relationships with customers, suppliers, vendors, and employees. It may also make it more difficult to hire and retain key employees.
An impairment in the carrying value of our fixed assets, intangible assets, or goodwill could adversely affect our financial condition and Consolidated Results of Operations.
Goodwill represents the excess of cost over the fair value of identified net assets of businesses acquired. We review goodwill for impairment annually, or whenever circumstances change in a way which could indicate that impairment may have occurred. Goodwill is tested at the reporting unit level. We identify potential goodwill impairments by comparing the fair value of the reporting unit to its carrying amount, which includes goodwill and other intangible assets. If the carrying amount of the reporting unit exceeds the fair value, an impairment exists. The amount of the impairment is the amount by which the carrying amount exceeds the fair value. A significant amount of judgment is involved in determining if an indication of impairment exists. Factors may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors would have a significant impact on the recoverability of these assets and negatively affect our financial condition and consolidated results of operations. We are required to record a non-cash impairment charge if the testing performed indicates that goodwill has been impaired.
We evaluate the useful lives of our fixed assets and intangible assets to determine if they are definite or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the lease term, future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures and the expected lives of other related groups of assets. We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill, fixed assets or intangible assets become impaired, there could be an adverse effect on our financial condition and consolidated results of operations.
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
4.1
Amendment No. 1 to the Rights Agreement, dated as of June 27, 2020, by and between Synalloy Corporation and American Stock Transfer & Trust Company, LLC, as rights agent, incorporated by reference to Registrants Form 8-K filed on June 29, 2020.

10.1	Third Amendment to the Third Amended and Restated Loan Agreement, dated as of July 31, 2020, between Registrant and Truist Bank, formerly Branch Banking & Trust.
10.2	Fourth Amendment to the Third Amended and Restated Loan Agreement, dated as of August 13, 2020, between Registrant and Truist Bank, formerly Branch Banking & Trust.
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32	Certifications Pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101*)
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNALLOY CORPORATION
(Registrant)

Date:	September 3, 2020	By:	/s/ Craig C. Bram
Craig C. Bram
President and Chief Executive Officer
(principal executive officer)

Date:	September 3, 2020	By:	/s/ Sally M. Cunningham
Sally M. Cunningham
Senior Vice President and Chief Financial Officer
(principal accounting officer)