Form 10-Q
period 2020-09-30
SYNALLOY CORP
filed 2020-11-09
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock as of November 6, 2020 was 9,108,691

Synalloy Corporation

Part I - Financial Information
Item 1. Financial Statements

SYNALLOY CORPORATION
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	(Unaudited)
	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$163	$626
Accounts receivable, net of allowance for credit losses of $237 and $70, respectively	33,132	35,074
Inventories, net	89,007	98,186
Prepaid expenses and other current assets	13,453	13,229
Total current assets	135,755	147,115

Property, plant and equipment, net	36,331	40,690
Right-of-use assets, operating leases, net	32,090	35,772
Goodwill	6,810	17,558
Intangible assets, net	12,131	15,714
Deferred income taxes	1,327	—
Deferred charges, net	271	348
Total assets	$224,715	$257,197

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$19,514	$21,150
Accrued expenses and other current liabilities	6,718	6,037
Current portion of long-term debt	4,000	4,000
Current portion of earn-out liability	3,959	5,576
Current portion of operating lease liabilities	835	3,562
Current portion of finance lease liabilities	26	253
Total current liabilities	35,052	40,578

Long-term debt	67,343	71,554
Long-term portion of earn-out liability	994	3,578
Deferred income taxes	—	790
Long-term portion of operating lease liabilities	33,000	33,723
Long-term portion of finance lease liabilities	41	336
Other long-term liabilities	92	127
Total non-current liabilities	101,470	110,108
Commitments and contingencies – See Note 11

Shareholders' equity
Common stock, par value $1 per share; authorized 24,000,000 shares; issued 10,300,000 shares	10,300	10,300
Capital in excess of par value	37,664	37,407
Retained earnings	51,428	70,552
	99,392	118,259
Less cost of common stock in treasury - 1,191,309 and 1,257,784 shares, respectively	11,199	11,748
Total shareholders' equity	88,193	106,511
Total liabilities and shareholders' equity	$224,715	$257,197
Note: The condensed consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date. See accompanying notes to condensed consolidated financial statements.

SYNALLOY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$59,266	$73,640	$200,099	$237,222

Cost of sales	54,271	66,352	183,592	213,412

Gross profit	4,995	7,288	16,507	23,810

Selling, general and administrative expense	6,275	8,361	21,088	24,920
Acquisition costs and other	656	90	803	438
Proxy contest costs	207	—	3,105	—
Earn-out adjustments	(146)	(1,242)	(969)	(1,643)
Asset impairments	—	—	6,079	—
Goodwill impairment	10,748	—	10,748	—
Gain on lease modification	(171)	—	(171)	—
Operating (loss) income	(12,574)	79	(24,176)	95
Other expense (income)
Interest expense	452	944	1,703	2,977
Change in fair value of interest rate swaps	(16)	21	65	145
Other, net	59	180	(1,244)	(224)
Loss before income taxes	(13,069)	(1,066)	(24,700)	(2,803)
Income tax benefit	(2,530)	(112)	(6,026)	(660)

Net loss	$(10,539)	$(954)	$(18,674)	$(2,143)

Net loss per common share:
Basic	$(1.16)	$(0.11)	$(2.06)	$(0.24)
Diluted	$(1.16)	$(0.11)	$(2.06)	$(0.24)

Weighted average shares outstanding:
Basic	9,105	8,995	9,079	8,969
Dilutive effect from stock options and grants	—	—	—	—
Diluted	9,105	8,995	9,079	8,969
See accompanying notes to condensed consolidated financial statements

SYNALLOY CORPORATION
Condensed Consolidated Statement of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(18,674)	$(2,143)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	5,752	5,806
Amortization expense	2,324	2,614
Asset impairments	6,079	—
Goodwill impairment	10,748	—
Amortization of debt issuance costs	129	120
Unrealized (gain) loss on equity securities	(208)	282
Deferred income taxes	(2,116)	(561)
Proceeds from business interruption insurance	1,040	—
Loss (gain) on sale of equity securities	38	(474)
Earn-out adjustments	(969)	(1,643)
Payments on earn-out liabilities in excess of acquisition date fair value	(292)	(448)
Provision for losses on accounts receivable	53	(92)
Provision for losses on inventories	874	1,392
Loss on sale of property, plant and equipment	237	(50)
Non-cash lease expense	385	432
Non-cash lease termination loss	24	—
Gain on lease modification	(171)	—
Change in fair value of interest rate swap	65	145
Issuance of treasury stock for director fees	405	304
Stock-based compensation expense	1,036	1,760
Changes in operating assets and liabilities:
Accounts receivable	1,438	2,779
Inventories	4,593	12,169
Other assets and liabilities	(1,902)	(1,035)
Accounts payable	(1,636)	(909)
Accrued expenses	681	(1,258)
Accrued income taxes	(3,963)	(1,263)
Net cash provided by operating activities	5,970	17,927
Investing activities
Purchases of property, plant and equipment	(2,824)	(2,841)
Proceeds from sale of property, plant and equipment	102	189
Proceeds from sale of equity securities	4,430	1,091
Purchase of equity securities	—	(543)
Acquisition of ASTI	—	(21,895)
Net cash provided by (used in) investing activities	1,708	(23,999)
Financing activities
Borrowings (repayments) from line of credit	(1,210)	(10,630)
Borrowings from term loan	—	20,000
Payments on long-term debt	(3,000)	(2,667)
Principal payments on finance lease obligations	(101)	(101)
Payments for finance lease terminations	(204)	—
Payments on earn-out liabilities	(2,939)	(2,497)
Repurchase of common stock	(635)	—
Payments for deferred financing costs	(52)	—
Net cash (used in) provided by financing activities	(8,141)	4,105
Decrease in cash and cash equivalents	(463)	(1,967)
Cash and cash equivalents at beginning of period	626	2,220
Cash and cash equivalents at end of period	$163	$253

Supplemental disclosure
Cash paid for:
Interest	$1,573	$2,780
Income taxes	$16	$1,174
See accompanying notes to condensed consolidated financial statements

SYNALLOY CORPORATION
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
(in thousands)

	Three Months Ended September 30, 2020

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Cost of Common Stock in Treasury	Total
Balance at June 30, 2020	$10,300	$37,465	$61,967	$(11,675)	$98,057
Net loss	—	—	(10,539)	—	(10,539)
Issuance of 50,652 shares of common stock from treasury		(71)		476	405
Stock-based compensation	—	270	—	—	270
Balance at September 30, 2020	$10,300	$37,664	$51,428	$(11,199)	$88,193

	Nine Months Ended September 30, 2020

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Cost of Common Stock in Treasury	Total
Balance at December 31, 2019	$10,300	$37,407	$70,552	$(11,748)	$106,511
Net loss	—	—	(18,674)	—	(18,674)
Cumulative adjustment due to adoption of ASC 326	—	—	(450)	—	(450)
Issuance of 126,092 shares of common stock from treasury	—	(779)	—	1,184	405
Stock-based compensation	—	1,036	—	—	1,036
Purchase of common stock	—	—	—	(635)	(635)
Balance at September 30, 2020	$10,300	$37,664	$51,428	$(11,199)	$88,193
See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
Continued

	Three Months Ended September 30, 2019

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Cost of Common Stock in Treasury	Total
Balance at June 30, 2019	$10,300	$36,565	$72,399	$(12,190)	$107,074
Net loss	—	—	(954)	—	(954)
Stock-based compensation	—	908	—	—	908
Balance at September 30, 2019	$10,300	$37,473	$71,445	$(12,190)	$107,028

	Nine Months Ended September 30, 2019

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Cost of Common Stock in Treasury	Total
Balance at December 31, 2018	$10,300	$36,521	$68,965	$(13,302)	$102,484
Net loss	—	—	(2,143)	—	(2,143)
Cumulative adjustment due to adoption of ASC 842	—	—	4,623	—	4,623
Issuance of 118,430 shares of common stock from treasury	—	(808)	—	1,112	304
Stock-based compensation	—	1,760	—	—	1,760
Balance at September 30, 2019	$10,300	$37,473	$71,445	$(12,190)	$107,028
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
Reclassifications
Certain prior period amounts have been reclassified to conform to current period presentation.
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

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
On September 30, 2020, the Company early adopted ASU No. 2019-12 "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." This ASU removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences as well as adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group. The most significant impact to the Company is the removal of a limit on the tax benefit recognized on pre-tax losses in interim periods. The adoption of this standard by the Company did not have a material effect on the unaudited condensed consolidated financial statements or footnote disclosures.
Recently Issued Accounting Standards - Not Yet Adopted
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
Level 2 - Significant other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:
•Quoted prices for similar assets or liabilities in active markets;
•Quoted prices for identical or similar assets or liabilities in non-active markets;
•Inputs other than quoted prices that are observable for the asset or liability; and
•Inputs that are derived principally from or corroborated by other observable market data.
Level 3 - Significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using model-based techniques, including option pricing models, discounted cash flow models, probability weighted models, and Monte Carlo simulations.
The Company's financial instruments include cash and cash equivalents, accounts receivable, derivative instruments, accounts payable, earn-out liabilities, a revolving line of credit, a term loan, and equity securities investments.
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
Level 1: Equity securities
During the three and nine months ended September 30, 2020, the Company sold 494,074 and 1.2 million shares, respectively, of its equity securities investments, resulting in a realized loss of $69,375 and $37,954, respectively.
For the three months ended September 30, 2020, the Company recorded no net unrealized gains or losses on investments in equity securities. For the nine months ended September 30, 2020, the Company recorded net unrealized gains of $0.2 million on the investments in equity securities held, which is included in "Other expense (income)" on the accompanying unaudited condensed consolidated statements of operations.
The Company held no equity securities as of September 30, 2020. The fair value of equity securities held by the Company as of December 31, 2019 was $4.3 million and is included in “Prepaid expenses and other current assets” on the accompanying condensed consolidated balance sheets.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Level 2: Derivative Instruments
The Company has one interest rate swap contract, which is classified as a Level 2 financial instrument as it is not actively traded and is valued using pricing models that use observable market inputs. The fair value of the contract was a liability of $0.1 million at September 30, 2020 and an asset of $6,088 at December 31, 2019, respectively. The interest rate swap was priced using discounted cash flow techniques. Changes in its fair value were recorded to other expense (income) with corresponding offsetting entries to "Prepaid expenses and other current assets" or "Accrued Expenses", as appropriate. Significant inputs to the discounted cash flow model include projected future cash flows based on projected one-month LIBOR and the average margin for companies with similar credit ratings and similar maturities.
Level 3: Contingent consideration (earn-out) liabilities
The fair value of contingent consideration ("earn-out") liabilities resulting from the 2017 MUSA-Stainless acquisition, 2018 MUSA-Galvanized acquisition, and 2019 American Stainless acquisition are classified as Level 3. Each quarter-end, the Company re-evaluates its assumptions for all earn-out liabilities and adjusts to reflect the updated fair values. Changes in the estimated fair value of the earn-out liabilities are reflected in operating income in the periods in which they are identified. Changes in the fair value of the earn-out liabilities may materially impact and cause volatility in the Company's operating results. The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration (earn-out) liabilities are the discount rate, timing of the estimated payouts, and future revenue projections. Significant increases (decreases) in any of those inputs would not have resulted in a material difference in the fair value measurement of the earn-out liabilities for the three and nine months ended September 30, 2020.
The following table presents a summary of changes in fair value of the Company's Level 3 earn-out liabilities measured on a recurring basis for the nine months ended September 30, 2020:

(in thousands)	MUSA-Stainless	MUSA-Galvanized	American Stainless	Total
Balance at December 31, 2019	$2,403	$1,782	$4,969	$9,154
Earn-out payments during the period	(1,263)	(488)	(1,480)	(3,231)
Changes in fair value during the period	(415)	(38)	(516)	(969)
Balance at September 30, 2020	$725	$1,256	$2,973	$4,954
For the three and nine months ended September 30, 2020, the Company had no unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value instruments.
Quantitative Information about Significant Unobservable Inputs Used in Level 3 Fair Value Measurements
The following table summarizes the significant unobservable inputs in the fair value measurement of our contingent consideration (earn-out) liabilities as of September 30, 2020:

Instrument	Fair Value September 30, 2020	Principal Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
Contingent consideration (earn-out) liabilities	$4,954	Probability Weighted Expected Return	Discount rate	-	5%
			Timing of estimated payouts	2020 - 2022	-
			Future revenue projections	$5.5M - 12.3M	$9.5M
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
During the three and nine months ended September 30, 2020, the Company's only significant assets or liabilities measured at fair value on a non-recurring basis subsequent to their initial recognition were certain long-lived assets and goodwill.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The Company evaluates goodwill for impairment annually and earlier if an event or other circumstances indicates that we may not recover the carrying value of the asset. During the third quarter of 2020, the Company determined potential indicators of impairment within the Welded Pipe & Tube reporting unit included in the Metals Segment existed. As a result of the goodwill impairment evaluation, it was concluded that the estimated fair value of the Welded Pipe and Tube reporting unit was below its carrying value by 9.7% resulting in a goodwill impairment charge of $10.7 million for the quarter ended September 30, 2020. See Note 5 - Goodwill and Intangible Assets for additional details. The Company classifies these fair value measurements as Level 3.
Fair Value of Financial Instruments
For short-term instruments, other than those required to be reported at fair value on a recurring and non-recurring basis and for which additional disclosures are included above, management concluded the historical carrying value is a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization. Therefore, as of September 30, 2020 and December 31, 2019, the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, the Company's revolving line of credit, which is based on a variable interest rate, and term loan approximate their fair value.

Note 3: Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined by either specific identification or weighted average methods. The components of inventories are as follows:

(in thousands)	September 30, 2020	December 31, 2019
Raw materials	$39,843	$42,896
Work-in-process	20,780	17,616
Finished goods	29,964	38,422
	$90,587	$98,934
Less inventory reserves	$1,580	$748
Inventories, net	$89,007	$98,186

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 4: Property, Plant and Equipment

Property, plant and equipment consist of the following:

(in thousands)	September 30, 2020	December 31, 2019
Land	63	63
Leasehold improvements	2,866	1,921
Buildings	84	214
Machinery, fixtures and equipment	100,097	100,300
Construction-in-progress	2,456	2,999
	105,566	105,497
Less accumulated depreciation and amortization	69,235	64,807
Property, plant and equipment, net	36,331	40,690

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

During the third quarter of 2020, the Company determined potential indicators of impairment within the Welded Pipe & Tube reporting unit included in the Metals Segment, with an associated goodwill balance of $16.2 million, existed. Continued declines in the Company's stock price, reporting unit operating losses, and continued declines in the reporting unit's net sales compared to forecast, collectively, indicated that the reporting unit had experienced a triggering event and the need to perform another quantitative interim evaluation of goodwill. As a result, the Company quantitatively evaluated the Welded Pipe & Tube reporting unit for impairment. Fair value of the reporting unit was determined using a combination of an income approach and a market-based approach with equal weighting applied to each approach. The income approach utilized the estimated discounted cash flows expected to be generated by the reporting unit's assets while the market-based approach utilized comparable company information. Determining the fair value of the reporting unit and allocation of that fair value to individual assets and liabilities within the reporting unit to determine the implied fair value of the goodwill is judgmental in nature and requires the use of significant management estimates and assumptions. These estimates and assumptions include the discount rate, terminal growth rate, tax rate, projected capital expenditures, and overall operational forecasts, including sales growth, gross margins, and operating margins. Any changes in the judgments, estimates, or assumptions could produce significantly different results. As a result of the goodwill impairment evaluation, it was concluded that the estimated fair value of the Welded Pipe and Tube reporting unit was below its carrying value by 9.7% resulting in a goodwill impairment charge of $10.7 million for the quarter ended September 30, 2020.

The carrying amounts of goodwill are as follows:

(in thousands)	Metals Segment	Chemicals Segment
Balance at December 31, 2019	$16,203	$1,355
Impairment charges	(10,748)	—
Balance at September 30, 2020	$5,455	$1,355

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The balance of intangible assets subject to amortization are as follows:

(in thousands)	September 30, 2020	December 31, 2019
Intangible assets, gross	$30,866	$32,126
Accumulated amortization of intangible assets	(18,735)	(16,412)
Intangible assets, net	$12,131	$15,714

Estimated amortization expense related to intangible assets for the next five years are as follows (in thousands):

Remainder of 2020	$705
2021	2,721
2022	2,501
2023	1,050
2024	952
2025	855
Thereafter	3,347

Note 6: Long-term Debt

Long-term debt consists of the following:

(in thousands)	September 30, 2020	December 31, 2019
$100 million Revolving line of credit, due December 20, 2021	$58,010	$59,221
$20 million Term loan, due February 1, 2024	$13,333	$16,333
	$71,343	$75,554
On December 20, 2018, the Company amended its Credit Agreement with its bank to refinance and increase its Line of Credit (the "Line") from $80,000,000 to $100,000,000 and to create a new 5-year term loan in the principal amount of $20,000,000 (the “Term Loan”). The Term Loan was used to finance the purchase of substantially all of the assets of American Stainless (see Note 13). The Term Loan’s maturity date is February 1, 2024 and shall be repaid in 60 consecutive monthly installments. Interest on the Term Loan is calculated using the One Month LIBOR Rate (as defined in the Credit Agreement), plus 1.90 percent. The Line will be used for working capital needs and as a source for funding future acquisitions. The maturity date of the Line has been extended to December 20, 2021. Interest on the Line remains unchanged and is calculated using the One Month LIBOR Rate, plus 1.65%. Borrowings under the Line are limited to an amount equal to a Borrowing Base calculation that includes eligible accounts receivable and inventory. As of September 30, 2020, the Company had $7.5 million of remaining available capacity under the Line.
Pursuant to the Credit Agreement, the Company is subject to certain covenants including maintaining a minimum fixed charge coverage ratio of not less than 1.25, maintaining a minimum tangible net worth of not less than $60.0 million, and a limitation on the Company’s maximum amount of capital expenditures per year, which is in line with currently projected needs.
The Company notified its bank of a technical default of the fixed charge coverage ratio in its Credit Agreement at the quarter ended June 30, 2020. To address the technical default, the Company entered into two amendments to its Credit Agreement with its bank subsequent to the end of the second quarter. On July 31, 2020, the Company entered into the Third Amendment to the Third Amended and Restated Loan Agreement (the "Third Amendment") with its bank. The Third Amendment amended the definition of the fixed charge coverage ratio to include the proxy contest costs in the numerator of the ratio calculation. Additionally, on August 13, 2020, the Company entered into the Fourth Amendment to the Third Amended and Restated Loan Agreement (the "Fourth Amendment") with its bank. The Fourth Amendment amended the definition of the fixed charge

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
coverage ratio to include the lesser of the actual non-cash asset impairment charge related to Palmer, or $6.0 million in the numerator of the ratio calculation. The amendments are effective for the quarter ended June 30, 2020 and the directly following three quarters after June 30, 2020.
The Company notified its bank of a technical default of the fixed charge coverage ratio in its Credit Agreement at the quarter ended September 30, 2020. To address the technical default, the Company entered into an amendment to its Credit Agreement with its bank subsequent to the end of the third quarter. On October 23, 2020, the Company entered into the Fifth Amendment to the Third Amended and Restated Loan Agreement (the "Fifth Amendment") with its bank. The Fifth Amendment amended the definition of the fixed charge coverage ratio to include in the numerator (i) the calculation of losses from the suspended operations of Palmer in the amount of $1,560,000, which is effective for the quarter ended June 30, 2020 and for the directly following three quarters after June 30, 2020, (ii) the calculation of losses from the suspended operations of Palmer in the amount of $740,000, which is effective for the quarter ended September 30, 2020 and for the directly following three quarters after September 30, 2020, and (iii) the extraordinary expenses related to the investigation of a whistleblower complaint in the amount of $636,000, which is effective for the quarter ended September 30, 2020 and for the directly following three quarters after September 30, 2020.
At September 30, 2020, the Company had a minimum fixed charge coverage ratio of 1.47 and a minimum tangible net worth of $67.7 million.

Note 7: Stock-Based Compensation

Stock-based compensation expense for the three and nine months ended September 30, 2020 was $0.3 million and $1.0 million, respectively. Stock-based compensation expense for the three and nine months ended September 30, 2019 was $0.9 million and $1.8 million, respectively.
Stock Options
During the three and nine months ended September 30, 2020 and September 30, 2019, no stock options were exercised by officers or employees of the Company.
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

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

Note 8: Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Numerator:
Net loss	(10,539)	(954)	(18,674)	(2,143)
Denominator:
Denominator for basic earnings per share - weighted average shares	9,105	8,995	9,079	8,969
Effect of dilutive securities:
Employee stock options and stock grants	—	—	—	—
Denominator for diluted earnings per share - weighted average shares	9,105	8,995	9,079	8,969

Net loss per share:
Basic	$(1.16)	$(0.11)	$(2.06)	$(0.24)
Diluted	$(1.16)	$(0.11)	$(2.06)	$(0.24)

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
The diluted earnings per share calculations exclude the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. The Company had 0.3 million and 0.2 million shares of common stock that were anti-dilutive for the three and nine months ended September 30, 2020, respectively. The Company had no shares of common stock that were anti-dilutive for the three and nine months ended September 30, 2019, respectively.

Note 9: Income Taxes

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal examinations for years before 2015 or state examinations for years before 2014. During the first nine months of 2020 and 2019, the Company did not identify nor reserve for any unrecognized tax benefits.

Our income tax provision and overall effective tax rates for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Income tax benefit	$(2,530)	$(112)	$(6,026)	$(660)
Effective income tax rate	19.4%	10.6%	24.4%	23.6%

The effective tax rate was 19.4% and 10.6% for the three months ended September 30, 2020 and 2019, respectively. The September 30, 2020 effective tax rate was approximately equal to the U.S. statutory rate of 21.0%. The September 30, 2019 effective tax rate was lower than the statutory rate of 21.0% due to state taxes, net of the federal benefit, and discrete tax benefits on our stock compensation plan.

The effective tax rate was 24.4% and 23.6% for the nine months ended September 30, 2020 and 2019, respectively. The September 30, 2020 effective tax rate was higher than the statutory rate of 21.0% due to discrete tax benefits over the costs associated with our public proxy contest, asset impairments at our Palmer facility, goodwill impairment over our Metals Segment and benefits from our stock compensation plan. Additionally, we recognized estimated tax benefits associated with the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") which was signed into law on March 27, 2020. The CARES Act includes various income and payroll tax provisions, notably enabling the Company to carry back net operating losses and recover taxes paid in prior years. The September 30, 2019 effective tax rate was approximately equal to the U.S. statutory tax rate of 21%.

Note 10: Leases

On September 10, 2020, Store Master Funding XII, LLC, a Delaware limited liability company (“Store”) and the Company's sale-leaseback partner, closed on a transaction pursuant to which Store sold to a third party approximately 12.5 acres of unimproved land and immaterial improvements located at Synalloy’s facility in Munhall, Pennsylvania. Synalloy subleases the Munhall facility to Bristol Metals, LLC.
As a result of the sale, on September 10, 2020, Synalloy and Store entered into a Third Amended and Restated Master Lease Agreement (the “Master Lease”) to reduce Synalloy’s rent at the Munhall facility pursuant to the terms and conditions of the Second Amended and Restated Master Lease Agreement between the parties dated January 2, 2019. The Master Lease amendment was determined to be a lease modification that qualified for a change of accounting on the existing lease and not a separate contract. Upon modification of the Master Lease Agreement, the right-of-use asset and operating lease liability were remeasured using an incremental borrowing rate determined on the date of modification. As such, the Company recognized a reduction in the right-of-use asset and operating lease liability related to the Master Lease of $3.2 million and $3.4 million, respectively, and recognized a gain on the modification of $0.2 million, which is reported within operating expenses on the unaudited condensed consolidated statement of operations.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Balance Sheet Presentation
Operating and finance lease amounts included in the unaudited condensed consolidated balance sheet are as follows (in thousands):

Classification	Financial Statement Line Item	September 30, 2020
Assets	Right-of-use assets, operating leases	$32,090
Assets	Property, plant and equipment	65
Current liabilities	Current portion of lease liabilities, operating leases	835
Current liabilities	Current portion of lease liabilities, finance leases	26
Non-current liabilities	Non-current portion of lease liabilities, operating leases	33,000
Non-current liabilities	Non-current portion of lease liabilities, finance leases	41
Total Lease Cost
Individual components of the total lease cost incurred by the Company are as follows:

(in thousands)	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Operating lease cost	$1,032	$3,101
Finance lease cost:
Amortization of right-of-use assets	9	84
Interest on finance lease liabilities	—	24
Total lease cost	$1,041	$3,209
Reduction in carrying amounts of right-of-use assets held under finance leases is included in depreciation expense. Minimum rental payments under operating leases are recognized on a straight-line method over the term of the lease including any periods of free rent and are included in selling, general, and administrative expense on the unaudited condensed consolidated statement of operations.
Maturity of Leases
The amounts of undiscounted future minimum lease payments under leases as of September 30, 2020 are as follows:

(in thousands)	Operating	Finance
Remainder of 2020	$899	$9
2021	3,610	22
2022	3,665	15
2023	3,699	15
2024	3,549	8
Thereafter	47,159	—
Total undiscounted minimum future lease payments	62,581	69
Imputed Interest	28,746	2
Present value of lease liabilities	$33,835	$67

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Lease Term and Discount Rate

Weighted-average remaining lease term	September 30, 2020
Operating Leases	15.70 years
Finance Leases	2.91 years
Weighted-average discount rate
Operating Leases	8.33%
Finance Leases	2.56%
During the three and nine months ended September 30, 2020, no right-of-use assets were recognized in exchange for new operating lease liabilities.

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

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 12: Industry Segments

The following table summarizes certain information regarding segments of the Company's operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net sales
Metals Segment	$47,079	$60,121	$159,761	$195,728
Specialty Chemicals Segment	12,187	13,519	40,338	41,494
	$59,266	$73,640	$200,099	$237,222
Operating (loss) income
Metals Segment	$(11,563)	$450	$(19,784)	$3,125
Specialty Chemicals Segment	1,061	846	3,508	2,387

Unallocated corporate expenses	1,526	2,369	5,132	6,622
Acquisition related costs and other	656	90	803	438
Proxy contest costs	207	—	3,105	—
Earn-out adjustments	(146)	(1,242)	(969)	(1,643)
Gain on lease modification	(171)	—	(171)	—
Operating (loss) income	(12,574)	79	(24,176)	95
Interest expense	452	944	1,703	2,977
Change in fair value of interest rate swap	(16)	21	65	145
Other (income) expense, net	59	180	(1,244)	(224)
Loss before income taxes	$(13,069)	$(1,066)	$(24,700)	$(2,803)

	As of
(in thousands)	September 30, 2020	December 31, 2019
Identifiable assets
Metals Segment	$157,974	$186,758
Specialty Chemicals Segment	25,004	25,428
Corporate	41,737	45,011
	$224,715	$257,197

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

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The following table shows the initial estimate of value and revisions made during 2019:

(in thousands)	Initial estimate	Revisions	Final
Inventories	$5,564	$—	$5,564
Accounts receivable	3,534	—	3,534
Other current assets - production and maintenance supplies	605	—	605
Property, plant and equipment	2,793	—	2,793
Customer list intangible	10,000	(496)	9,504
Goodwill	7,044	714	7,758
Contingent consideration (earn-out liability)	(6,148)	(218)	(6,366)
Accounts payable	(1,400)	—	(1,400)
Other liabilities	(97)	—	(97)
	$21,895	$—	$21,895
ASTI's results of operations are reflected in the Company's Condensed Consolidated Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net sales	$8,020	$8,469	$22,920	$26,539
Income before taxes	$(4,233)	$902	$(2,515)	$2,001

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
During the three months ended September 30, 2020, the Company purchased no shares under the stock repurchase program. During the nine months ended September 30, 2020, the Company purchased 59,617 shares under the stock repurchase program at an average price of approximately $10.65 per share for an aggregate amount of $0.6 million.
During the three and nine months ended September 30, 2019, the Company purchased no shares under the stock repurchase program.
As of September 30, 2020, the Company has 790,383 shares of its share repurchase authorization remaining.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Fiberglass and steel liquid storage tanks and separation equipment	538	5,552	4,994	25,628
Heavy wall seamless carbon steel pipe and tube	5,436	7,963	18,408	23,252
Stainless steel pipe and tube	37,231	40,993	120,265	128,299
Galvanized pipe and tube	3,875	5,613	16,094	18,549
Specialty chemicals	12,186	13,519	40,338	41,494
Net sales	$59,266	$73,640	$200,099	$237,222

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
During the three and nine months ended September 30, 2020, total costs incurred by the Company relating to the proxy contest were $0.2 million and $3.1 million, respectively.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 17: Subsequent Events

The Company notified its bank of a technical default of the fixed charge coverage ratio in its Credit Agreement at the quarter ended September 30, 2020. To address the technical default, the Company entered into an amendment to its Credit Agreement with its bank subsequent to the end of the third quarter. On October 23, 2020, the Company entered into the Fifth Amendment to the Third Amended and Restated Loan Agreement (the "Fifth Amendment") with its bank. The Fifth Amendment amended the definition of the fixed charge coverage ratio to include in the numerator (i) the calculation of losses from the suspended operations of Palmer in the amount of $1,560,000, which is effective for the quarter ended June 30, 2020 and for the directly following three quarters after June 30, 2020, (ii) the calculation of losses from the suspended operations of Palmer in the amount of $740,000, which is effective for the quarter ended September 30, 2020 and for the directly following three quarters after September 30, 2020, and (iii) the extraordinary expenses related to the investigation of a whistleblower complaint in the amount of $636,000, which is effective for the quarter ended September 30, 2020 and for the directly following three quarters after September 30, 2020.

On October 27, 2020, the Company announced the retirement of Craig C. Bram, the Company's President and Chief Executive Officer and member of the Company's Board of Directors, effective November 9, 2020. On October 27, 2020, the Company announced the appointment of Christopher G. Hutter, a member of the Company's Board of Directors, as interim President and Chief Executive Officer, effective November 9, 2020.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity, and capital resources during the three and nine months ended September 30, 2020, and September 30, 2019, respectively. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the Annual Report), as well as the condensed consolidated financial statements (unaudited) and notes to the condensed consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of 2019. This discussion and analysis is presented in five sections:
•Business Overview
•Results of Operations and Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements and Contractual Obligations
•Significant Accounting Policies and Estimates

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

COVID-19 Update
We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business, including the impacts to our customers, employees and supply chain. We are an essential business and remain open in all locations, adhering to the health guidelines to operate safely provided by our government officials and the U.S. Centers for Disease Control and Prevention. Throughout the COVID-19 pandemic, our first priority has been to safeguard the health of our employees. This includes restricting outside personnel and visitors as well as requiring a face covering when a visitor is on-site, creating space between work areas for employees, providing ample PPE and cleaning supplies in our offices and manufacturing plants, restricting travel, and having formal policies for mitigation in the event of cases of illness.

Through the third quarter of 2020, COVID-19 has had an adverse effect on our reported results and operations. The Company has seen wide ranging impacts partially attributable to COVID-19 that have included:

•A $10.7 million non-cash goodwill impairment charge related to our Metals Segment;
•Continued curtailment of operations at our Palmer facility that has resulted in $3.6 million of operating losses through the third quarter of 2020 and $6.1 million of asset impairments related to that business; and,
•Technical defaults of our debt covenants in the second and third quarter of 2020 and the need to obtain waivers for compliance.

There remains significant uncertainty concerning the magnitude of the impact and the duration of the COVID-19 pandemic. We believe that, at a minimum, customer demand in the COVID-19 environment will continue to be lower in the fourth quarter of 2020 in comparison to the prior year fourth quarter and the manufacturing sector will continue to face challenges over the next several quarters. Given that, we are unable to predict the ultimate impact it may have on our business, future operations, financial position or cash flows. The extent that our operations will continue to be impacted by the COVID-19 pandemic will depend on future developments, which are highly uncertain and cannot be accurately predicted, including the severity of the outbreak and continued actions by government authorities to contain and treat the outbreak. See Part II - Item 1A, "Risk Factors," included herein for updates to our risk factors regarding risks associated with the COVID-19 pandemic.

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

During the third quarter of 2020, as described in Note 5 - Goodwill and Intangible Assets, we tested our goodwill for impairment. The Company determined potential indicators of impairment within the Welded Pipe & Tube reporting unit included in the Metals Segment, with an associated goodwill balance of $16.2 million, existed. Continued declines in the Company's stock price, reporting unit operating losses, and continued declines in the reporting unit's net sales compared to forecast, collectively, indicated that the reporting unit had experienced a triggering event and the need to perform another quantitative interim evaluation of goodwill. As a result, the Company quantitatively evaluated the Welded Pipe & Tube reporting unit for impairment. Fair value of the reporting unit was determined using a combination of an income approach and a market-based approach with equal weighting applied to each approach. The income approach utilized the estimated discounted cash flows expected to be generated by the reporting units assets while the market-based approach utilized comparable company information. Determining the fair value of the reporting unit and allocation of that fair value to individual assets and liabilities within the reporting unit to determine the implied fair value of the goodwill is judgmental in nature and requires the use of significant management estimates and assumptions. These estimates and assumptions include the discount rate, terminal growth rate, tax rate, projected capital expenditures, and overall operational forecasts, including sales growth, gross margins, and operating margins. Any changes in the judgments, estimates, or assumptions could produce significantly different results. As a result of the goodwill impairment evaluation, it was concluded that the estimated fair value of the Welded Pipe and Tube reporting unit was below its carrying value by 9.7% resulting in a goodwill impairment charge of $10.7 million for the quarter ended September 30, 2020.

We do consider the remainder of our Welded Pipe & Tube reporting unit's goodwill to be at risk and changes in our future operating results, cash flows, share price, market capitalization, or discount rate used when conducting future goodwill impairment tests could affect the estimated fair values of our reporting unit and may result in a goodwill impairment charge in the future. For example, we estimate that a 95 basis point increase in the discount rate would result in an additional goodwill impairment charge of approximately $5.5 million and the remaining goodwill attributable to the Metals Segment to be impaired.

Results of Operations
Consolidated Performance Summary
Consolidated net sales for the third quarter of 2020 were $59.3 million representing a decrease of $14.4 million or 19.5% when compared to net sales for the third quarter of 2019. Net sales for the first nine months of 2020 were $200.1 million representing a decrease of $37.1 million or 15.6% when compared to the first nine months of 2019. The decrease in sales for the third quarter and first nine months of 2020 was driven by our Metals Segment, which had a decrease of $13.0 million over the third quarter of 2019 and a decrease of $36.0 million over the first nine months of 2019.

For the third quarter of 2020, the Company recorded a net loss of $10.5 million, or $1.16 diluted loss per share, compared to a net loss of $1.0 million, or $0.11 diluted loss per share for the third quarter of 2019. The third quarter of 2020 was negatively impacted by:
•Non-cash goodwill impairment in our Metals Segment of $10.7 million;
•Operating losses at Palmer totaling $0.9 million;
•Inventory price change losses which, on a pre-tax basis, totaled $1.6 million;
•Proxy contest costs of $0.2 million related to the Company's proxy contest and election of directors at the 2020 Annual Meeting of Shareholders; and
•Costs related to the hotline investigation regarding the accounting for Palmer and other matters $0.7 million, found within acquisition costs and other.
For the first nine months of 2020, the Company recorded a net loss of $18.7 million, or $2.06 diluted loss per share, compared to a net loss of $2.1 million, or $0.24 diluted loss per share for the first nine months of 2019. The first nine months of 2020 were negatively impacted by:
•Non-cash goodwill impairment in our Metals Segment of $10.7 million;
•Operating losses at Palmer totaling $3.6 million and $6.1 million in non-cash, pre-tax asset impairment charges;
•Inventory price change losses, which on a pre-tax basis totaled $5.5 million, compared to a $5.7 million loss for the first nine months of 2019;
•Proxy contest costs of $3.1 million related to the Company's proxy contest and election of directors at the 2020 Annual Meeting of Shareholders; and
•Costs related to the hotline investigation regarding the accounting for Palmer and other matters of $0.7 million, found within acquisition costs and other.
The third quarter of 2020 consolidated gross profit decreased 31.5% to $5.0 million, or 8.4% of sales, compared to $7.3 million, or 9.9% of sales in the third quarter of 2019. For the first nine months of 2020, consolidated gross profit decreased 30.7% to $16.5 million, or 8.2% of sales, from $23.8 million, or 10.0% of sales in the first nine months of 2019. The decrease in dollars and percentage of sales were attributable to the Metals Segment as discussed below.
Consolidated selling, general, and administrative expense for the third quarter of 2020 decreased by $2.1 million to $6.3 million or 10.6% of sales compared to $8.4 million, or 11.4% of sales in the second quarter of 2019. For first nine months of 2020, consolidated selling, general, and administrative expenses decreased $3.8 million, or 15.4%, to $21.1 million compared to $24.9 million in the first nine months of 2019. The most significant decreases for the third quarter and first nine months of 2020 compared the same period in the prior year resulted from salaries and benefits ($0.8 million lower in the third quarter and $1.8 million lower in the first nine months); travel expenses ($0.3 million lower in the third quarter and $0.7 million lower in the first nine months); stock compensation expense ($0.6 million lower in the third quarter and $0.7 million lower in the first nine months); and amortization expense ($0.2 million lower in the third quarter and $0.3 million lower in the first nine months).
Metals Segment
The Metals Segment's net sales for the third quarter of 2020 totaled $47.1 million, a decrease of $13.0 million or 21.7% from the third quarter of 2019. Net sales for the first nine months of 2020 totaled $159.8 million, a decrease of $36.0 million or 18.4% from the first nine months of 2019.

Net sales decrease for the third quarter of 2020 compared to the third quarter of 2019 is summarized as follows:

($ in thousands)	$	%	Average selling price (1)	Units shipped

Fiberglass and steel liquid storage tanks and separation equipment	$(5,014)	(90.3)%	(76.7)%	(61.8)%
Heavy wall seamless carbon steel pipe and tube	(2,527)	(31.7)%	(7.8)%	(26.1)%
Stainless steel pipe and tube	(3,762)	(9.2)%	6.3%	(13.9)%
Galvanized pipe and tube	(1,738)	(31.0)%	(6.9)%	(24.1)%
Total decrease	$(13,041)
1) Average price decreases for the third quarter of 2020 as compared to the third quarter of 2019 primarily relate to the following:
•Fiberglass and steel liquid storage tanks and separation equipment - decline due to curtailment of operations and effects of COVID-19 on oil and gas industry and Permian Basin;
•Heavy wall seamless carbon steel pipe and tube - decline based on lower mix of energy based sales and lower mill pricing;
•Stainless steel pipe and tube - pass through of input and cost changes related to - 304 Alloy surcharges increase of approximately 3% and a more favorable product mix; and,
•Galvanized pipe and tube - primarily decline in indexed pricing

Net sales decrease for the first nine months of 2020 compared to the first nine months of 2019 is summarized as follows:

($ in thousands)	$	%	Average selling price (1)	Units shipped

Fiberglass and steel liquid storage tanks and separation equipment	$(20,634)	(80.5)%	(30.5)%	(72.4)%
Heavy wall seamless carbon steel pipe and tube	(4,844)	(20.8)%	(9.1)%	(12.8)%
Stainless steel pipe and tube	(8,034)	(6.3)%	(2.0)%	(4.1)%
Galvanized pipe and tube	(2,455)	(13.2)%	(7.8)%	(5.1)%
Total decrease	$(35,967)
1) Average price decreases for the first nine months of 2020 as compared to the first nine months of 2019 primarily relate to the following:
•Fiberglass and steel liquid storage tanks and separation equipment - decline due to curtailment of operations and effects of COVID-19 on oil and gas industry and Permian Basin;
•Heavy wall seamless carbon steel pipe and tube - decline based on lower mix of energy based sales and lower mill pricing;
•Stainless steel pipe and tube - pass through of input and cost changes related to - 304 Alloy surcharges decrease of approximately 1% and a slightly less favorable product mix; and,
•Galvanized pipe and tube - primarily decline in indexed pricing

The Metals Segment's operating loss increased $12.0 million, or 2,672.1%, to $11.6 million for the third quarter of 2020 compared to income of $0.4 million for the third quarter of 2019. Operating loss for the first nine months of 2020 increased $22.9 million, or 733.1%, to $19.8 million from income of $3.1 million in the first nine months of 2019. As mentioned above, the first nine months of 2020 were negatively impacted by a non-cash goodwill impairment charge of $10.7 million as well as $6.1 million in non-cash asset impairment charges related to Palmer.
Current quarter operating results were also affected by nickel prices and resulting surcharges for 304 and 316 alloys. The third quarter of 2020 proved to be a much more unfavorable environment than the third quarter of 2019, with net metal pricing losses of $1.6 million, compared to last year's $0.6 million in metal pricing losses. Third quarter 2020 surcharges on 304 alloy were approximately 2.7% higher than third quarter 2019 levels and 2020 surcharges on 316 alloy were 10.3% lower than the third quarter of 2019.

Selling, general, and administrative expense decreased 20.6% to $4.0 million for the third quarter of 2020 compared to $5.0 million in the third quarter of 2019. For the first nine months of 2020, selling, general, and administrative expenses decreased $1.8 million, or 11.4%, to $13.7 million from $15.4 million for the first nine months of 2019. The most significant decreases for the third quarter and first nine months of 2020 compared the same periods in the prior year resulted from salaries and benefits ($0.5 million lower in the third quarter and $1.5 million lower in the first nine months); travel expenses ($0.2 million lower in the third quarter and $0.4 million lower in the first nine months); and amortization expense ($0.2 million lower in the third quarter and $0.3 million lower in the first nine months).
Specialty Chemicals Segment
Net sales for the Specialty Chemicals Segment in the third quarter of 2020 totaled $12.2 million, representing a $1.3 million, or 9.9%, decrease from the third quarter of 2019. Net sales for the first nine months of 2020 totaled $40.3 million, representing a $1.2 million, or 2.8%, decrease from the first nine months of 2019. Pounds shipped in the third quarter of 2020 were down 2.0% over the third quarter of 2019, with average selling prices declining 8.5%. Pounds for the first nine months of 2020 were down 2.4%, with average selling prices decreasing 0.6%.
The U.S. specialty chemical industry continues to face significant downturns in demand due to weak industrial and manufacturing activities related to the COVID-19 pandemic. However, during the first nine months of 2020, the Specialty Chemicals Segment was able to demonstrate relative strength in sales by increasing production of hand sanitizer and cleaning aids to offset reduced production into the oil and gas industry. Additionally, the Specialty Chemicals Segment’s cost cutting efforts have generated a decrease in selling, general and administrative costs of $0.2 million and $0.6 million for the third quarter and first nine months of 2020, respectively. These cost cutting measures have allowed the Specialty Chemicals Segment to generate increased profits on lower sales volume.
Operating income for the Specialty Chemicals Segment for the third quarter of 2020 was $1.1 million, an increase of $0.2 million, or 25.4%, from the third quarter of 2019. Operating income for the first nine months of 2020 was $3.5 million, an increase of $1.1 million, or 47.0%, from the first nine months of 2019.
Selling, general, and administrative expense decreased $0.2 million, or 20.3%, to $0.9 million for the third quarter of 2020 compared to the third quarter of 2019. For the first nine months of 2020, selling, general, and administrative expenses decreased $0.6 million, or 19.1%, to $2.7 million from $3.3 million for the first nine months of 2019. The most significant decreases for the third quarter and first nine months of 2020 compared to the same periods in the prior year resulted from salaries and benefits ($0.2 million lower for the third quarter and $0.5 million lower in the first nine months).
Other Items
Unallocated corporate expenses for the third quarter of 2020 decreased $0.9 million, or 35.6%, to $1.5 million (2.6 percent of sales) compared to $2.4 million (3.2 percent of sales) for the same period in the prior year comparative period. For first nine months of 2020, unallocated corporate expenses decreased $1.5 million, or 22.5%, to $5.1 million from $6.6 million for the first nine months of 2019. The third quarter and first nine months decreases resulted primarily from lower professional fees, stock compensation expense and travel expenses in the period.
Interest expense was $0.5 million and $0.9 million for the third quarter of 2020 and 2019, respectively. The decrease was related to lower average debt outstanding in the third quarter of 2020 compared to the third quarter of 2019.
The effective tax rate was 19.4% and 10.6% for the three months ended September 30, 2020 and 2019, respectively. The September 30, 2020 effective tax rate was approximately equal to the U.S. statutory rate of 21.0%.

The effective tax rate was 24.4% and 23.6% for the nine months ended September 30, 2020 and 2019, respectively. The September 30, 2020 effective tax rate was higher than the statutory rate of 21.0% due to discrete tax benefits over the costs associated with our public proxy contest, asset impairments at our Palmer facility, goodwill impairment over our Metals Segment and benefits from our stock compensation plan. Additionally, we recognized estimated tax benefits associated with the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") which was signed into law on March 27, 2020. The CARES Act includes various income and payroll tax provisions, notably enabling the Company to carry back net operating losses and recover taxes paid in prior years. The September 30, 2019 effective tax rate was approximately equal to the U.S. statutory tax rate of 21%.

The Company's cash balance decreased $0.4 million to $0.2 million as of September 30, 2020 compared to $0.6 million at December 31, 2019. Fluctuations affecting cash flows during the nine months ended September 30, 2020 were comprised of the following:

a)Net inventories decreased $9.2 million at September 30, 2020 when compared to December 31, 2019, mainly due to efforts to balance inventory with projected business levels and the write-down of inventory related to the Palmer business in the second quarter. Inventory turns increased from 1.62 turns at December 31, 2019, calculated on a three-month average basis, to 1.75 turns at September 30, 2020;
b)Accounts payable decreased $1.6 million as of September 30, 2020 as compared to December 31, 2019, primarily due to the reduction of payables at the curtailed Palmer operations. Accounts payable days outstanding were approximately 32 days at September 30, 2020 compared to 36 days at December 31, 2019. Accounts payable days outstanding using a three-month average basis was approximately 38 days at September 30, 2020;
c)Net accounts receivable decreased $1.9 million at September 30, 2020 as compared to December 31, 2019, due primarily to the reduction of receivables at the curtailed Palmer operations. Days sales outstanding, calculated using a nine-month average basis, was 47 days outstanding at September 30, 2020 and 51 days at December 31, 2019, respectively. Days sales outstanding using a three-month average basis was approximately 54 days at September 30, 2020;
d)Capital expenditures for the first nine months of 2020 were $2.8 million; and
e)The Company paid $3.2 million during the first nine months of 2020 related to the earn-out liabilities from the 2019 American Stainless, 2018 MUSA-Galvanized and 2017 MUSA-Stainless acquisitions.
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
EBITDA and Adjusted EBITDA
We define "EBITDA" as earnings before discontinued operations, interest (including change in fair value of interest rate swap), income taxes, depreciation and amortization. We define "Adjusted EBITDA" as EBITDA further adjusted for the impact of non-cash and other items we do not consider in our evaluation of ongoing performance. These items include: discontinued operations, goodwill impairment, asset impairment, gain on lease modification, interest (including change in fair value of interest rate swap), income taxes, depreciation, amortization, stock option / grant costs, non-cash lease cost, acquisition costs, proxy contest costs, shelf registration costs, earn-out adjustments, gain on excess death benefit, realized and unrealized (gains) and losses on investments in equity securities, casualty insurance gain, all (gains) losses associated with a Sale-Leaseback, retention costs and other adjustments from net income. We caution investors amounts presented in accordance with our definitions of EBITDA and Adjusted EBITDA may not be comparable to similar measures disclosed by other companies because not all companies calculate EBITDA and Adjusted EBITDA in the same manner. We present EBITDA and Adjusted EBITDA because we consider them to be important supplemental measures of our performance and investors' understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations.

Consolidated EBITDA and Adjusted EBITDA are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Consolidated
Net loss	$(10,539)	$(954)	$(18,674)	$(2,143)
Adjustments:
Interest expense	452	944	1,703	2,977
Change in fair value of interest rate swap	(16)	21	65	145
Income taxes	(2,530)	(112)	(6,026)	(660)
Depreciation	1,805	1,858	5,752	5,690
Amortization	705	871	2,324	2,614
EBITDA	(10,123)	2,628	(14,856)	8,623
Acquisition costs and other	656	90	807	1,763
Proxy contest costs	207	—	3,105	—
Shelf registration costs	—	—	—	10
Earn-out adjustments	(146)	(1,242)	(969)	(1,643)
Loss/(gain) on investments in equity securities	69	180	(170)	(193)
Asset impairments	—	—	6,079	—
Goodwill impairment	10,748	—	10,748	—
Gain on lease modification	(171)	—	(171)	—
Stock-based compensation	270	908	1,036	1,760
Non-cash lease expense	130	144	386	432
Retention expense	—	51	235	181
Adjusted EBITDA	$1,640	$2,759	$6,230	$10,933
% sales	2.8%	3.7%	3.1%	4.6%

Metals Segment EBITDA and Adjusted EBITDA are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Metals Segment
Net (loss) income	$(11,417)	$1,671	$(17,798)	$4,658
Adjustments:
Interest expense	—	20	11	64
Depreciation	1,387	1,461	4,457	4,476
Amortization	705	872	2,324	2,614
EBITDA	(9,325)	4,024	(11,006)	11,812
Acquisition costs and other	—	1	3	1,371
Earn-out adjustments	(146)	(1,242)	(969)	(1,643)
Asset impairments	—	—	6,079	—
Goodwill impairment	10,748	—	10,748	—
Stock-based compensation	78	195	249	405
Retention expense	—	26	—	106
Metals Segment Adjusted EBITDA	$1,355	$3,004	$5,104	$12,051
% of segment sales	2.9%	5.0%	3.2%	6.2%
Specialty Chemicals Segment EBITDA and Adjusted EBITDA are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Chemicals Segment
Net income	$1,061	$846	$3,521	$2,386
Adjustments:
Interest expense	—	—	9	1
Depreciation	378	355	1,170	1,094
EBITDA	1,439	1,201	4,700	3,481
Stock-based compensation	59	108	178	204
Specialty Chemicals Segment Adjusted EBITDA	$1,498	$1,309	$4,878	$3,685
% of segment sales	12.3%	9.7%	12.1%	8.9%

Adjusted Net (Loss) Income and Adjusted Diluted (Loss) Earnings per Share
Adjusted Net (Loss) Income and Adjusted Diluted (Loss) Earnings per Share are non-GAAP measures and exclude discontinued operations, goodwill impairment, asset impairment, gain on lease modification, stock option / grant costs, non-cash lease costs, acquisition costs, proxy contest costs, shelf registration costs, earn-out adjustments, gain on excess death benefit, realized and unrealized (gains) and losses on investments in equity securities, casualty insurance gain, all (gains) losses associated with a Sale-Leaseback, and retention costs from net income. They also utilize a constant effective tax rate to reflect tax neutral results. Adjusted net (loss) income and adjusted diluted (loss) earnings per share should not be considered an alternative to, or a more meaningful indicator of, the Company's net (loss) income or diluted (loss) earnings per share as prepared in accordance with GAAP. The Company's methods of determining this non-GAAP financial measure may differ from the method used by other companies for this or similar non-GAAP financial measures. Accordingly, these non-GAAP measures may not be comparable to the measures used by other companies.
The reconciliation of net (loss) income and (loss) earnings per share to adjusted net (loss) income and adjusted (loss) earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2020	2019	2020	2019
Loss before taxes	$(13,069)	$(1,066)	$(24,700)	$(2,803)

Adjustments:
Acquisition costs and other	656	90	807	1,763
Proxy contest costs	207	—	3,105	—
Shelf registration costs	—	—	—	10
Earn-out adjustments	(146)	(1,242)	(969)	(1,643)
Loss/(gain) on investments in equity securities	69	180	(170)	(193)
Asset impairments	—	—	6,079	—
Goodwill impairment	10,748	—	10,748	—
Gain on lease modification	(171)	—	(171)	—
Stock-based compensation	270	908	1,036	1,760
Non-cash lease expense	130	144	386	432
Retention expense	—	51	235	181
Adjusted loss before income taxes	(1,306)	(935)	(3,614)	(493)
(Benefit) for income taxes at 21%	(274)	(196)	(759)	(104)

Adjusted net loss	$(1,032)	$(739)	$(2,855)	$(389)

Average shares outstanding, as reported
Basic	9,105	8,995	9,079	8,969
Diluted	9,105	8,995	9,079	8,969

Adjusted net loss per common share
Basic	$(0.11)	$(0.08)	$(0.31)	$(0.04)
Diluted	$(0.11)	$(0.08)	$(0.31)	$(0.04)

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

Cash Flows
Cash flows from total operations were as follows ($ in thousands):

	Nine Months Ended September 30,
	2020	2019
Total cash (used in) provided by:
Operating activities	$5,970	$17,927
Investing activities	1,708	(23,999)
Financing activities	(8,141)	4,105
Net increase (decrease) in cash and cash equivalents	$(463)	$(1,967)

Operating Activities
The decrease in cash provided by operating activities for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily driven by a net loss of $18.7 million for the first nine months of 2020 compared to a net loss of $2.1 million for the first nine months of 2019, changes in working capital, driven by decreases in accounts receivable, which increased operating cash flows for the first nine months of 2020 by $1.4 million, compared to an increase of $2.8 million in the first nine months of 2019, decreases in inventory which increased operating cash flows $4.6 million in the first nine months of 2020, compared to an increase of $12.2 million in the first nine months of 2019 and accrued income taxes, which decreased operating cash flow $4.0 million for the first nine months of 2020, compared to a decrease of $1.3 million in the first nine months of 2020. These were partially offset by changes in accounts payable, which decreased operating cash flows $1.6 million in the first nine months of 2020 compared to an decrease of $0.9 million in the first nine months of 2019 and $1.0 million in proceeds received from the Company's business interruption insurance related to the heavy wall press outage in 2019.

Investing Activities
Net cash provided by investing activities primarily consists of transactions related to capital expenditures, equity transactions, and acquisitions. The increase in cash provided by investing activities for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to a decrease in cash outflows related to the American Stainless acquisition in the prior year and an increase in proceeds from the sale of equity securities in the current year over the prior year.

Financing Activities
Net cash used in financing activities primarily consists of transactions related to our long-term debt. The increase in cash used in financing activities for the nine months ended September 30, 2020 compared to cash provided by financing activities for the nine months ended September 30, 2019 was primarily due to borrowings from the Term Loan related to the American Stainless acquisition in the prior year not in the current year.

Sources of Liquidity
Funds generated by operating activities, available cash and cash equivalents and our credit facilities are our most significant sources of liquidity. We believe our sources of liquidity will be sufficient to fund operations, debt obligations, and anticipated capital expenditures over the next 12 months.

We have a $100 million asset-backed revolving Line with a maturity date of December 21, 2021 and a $20 million Term Loan with a maturity date of February 1, 2024. As of September 30, 2020, the Company had $71.3 million of total borrowings outstanding with its lender. That total is down $4.2 million from the balance at December 31, 2019. As of September 30, 2020, the Company had $7.5 million of remaining available capacity under its Line. See Note 6, Long-term Debt, in the notes to the unaudited condensed consolidated financial statements for additional information.

The Company is subject to certain covenants including maintaining a minimum fixed charge coverage ratio of not less than 1.25, maintaining a minimum tangible net worth of not less than $60.0 million, and a limitation on the Company’s maximum amount of capital expenditures per year, which is in line with currently projected needs.
The Company notified its bank of a technical default of the fixed charge coverage ratio in its Credit Agreement at the quarter ended June 30, 2020. To address the technical default, the Company entered into two amendments to its Credit Agreement with its bank subsequent to the end of the second quarter. On July 31, 2020, the Company entered into the Third Amendment to the Third Amended and Restated Loan Agreement (the "Third Amendment") with its bank. The Third Amendment amended the definition of the fixed charge coverage ratio to include the proxy contest costs in the numerator of the ratio calculation. The amendment is effective for the quarter ended June 30, 2020 and the directly following three quarters after June 30, 2020. Additionally, on August 13, 2020, the Company entered into the Fourth Amendment to the Third Amended and Restated Loan Agreement (the "Fourth Amendment") with its bank. The Fourth Amendment amended the definition of the fixed charge coverage ratio to include the lesser of the actual non-cash asset impairment charge related to Palmer, or $6.0 million in the numerator of the ratio calculation. The amendment is effective for the quarter ended June 30, 2020 and the directly following three quarters after June 30, 2020.
The Company notified its bank of a technical default of the fixed charge coverage ratio in its Credit Agreement at the quarter ended September 30, 2020. To address the technical default, the Company entered into an amendment to its Credit Agreement with its bank subsequent to the end of the third quarter. On October 23, 2020, the Company entered into the Fifth Amendment to the Third Amended and Restated Loan Agreement (the "Fifth Amendment") with its bank. The Fifth Amendment amended the definition of the fixed charge coverage ratio to include in the numerator (i) the calculation of losses from the suspended operations of Palmer in the amount of $1,560,000, which is effective for the quarter ended June 30, 2020 and for the directly following three quarters after June 30, 2020, (ii) the calculation of losses from the suspended operations of Palmer in the amount of $740,000, which is effective for the quarter ended September 30, 2020 and for the directly following three quarters after September 30, 2020, and (iii) the extraordinary expenses related to the investigation of a whistleblower complaint in the amount of $636,000, which is effective for the quarter ended September 30, 2020 and for the directly following three quarters after September 30, 2020.
At September 30, 2020, the Company had a minimum fixed charge coverage ratio of 1.47 and a minimum tangible net worth of $67.7 million.

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
On February 21, 2019, the Board of Directors authorized a stock repurchase program for up to 850,000 shares of its outstanding common stock over 24 months. The shares will be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Under the program, the purchases will be funded from available working capital, and the repurchased shares will be returned to the status of authorized, but unissued shares of common stock or held in treasury. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. As of September 30, 2020, the Company has 790,383 shares of its share repurchase authorization remaining.

Stock repurchase activity was as follows:

	Nine Months Ended September 30,
	2020	2019
Number of shares repurchased	59,617	—
Average price per share	$10.65	$—
Total cost of shares repurchased	$636,940	$—

At the end of each fiscal year the Board of Directors reviews the financial performance and capital needed to support future growth to determine the amount of cash dividend, if any, which is appropriate. In 2019, no dividends were declared or paid by the Company.

Other Financial Measures
Our current ratio, calculated as current assets divided by current liabilities, was 3.9 at September 30, 2020 and 3.6 at December 31, 2019.

Our long-term debt to capital, calculated as long-term debt divided by total capital, was 45% at September 30, 2020 and 41% at December 31, 2019.

Our return on average equity, calculated as net income divided by the trailing 12-month average of equity, was (10.8)% at September 30, 2020 and (2.9)% at December 31, 2019, respectively.

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

Leases
The Company determines whether an arrangement is a lease at contract inception. For leases in which the Company is the lessee, the Company recognizes a right-of-use asset and corresponding lease liability on the accompanying unaudited condensed consolidated balance sheets equal to the present value of the fixed lease payments over the lease term. Lease with an initial term of 12 months or less are not recorded on the unaudited condensed consolidated balance sheets. Lease liabilities represent an obligation to make lease payments arising from a lease while right-of-use assets represent a right to use an underlying asset during the lease term. As the Company's leases generally do not have an implicit rate, the Company uses its incremental borrowing rate to determine the present value of fixed lease payments based on information available at the lease commencement date. Lease cost is recognized on a straight-line basis over the lease term.
Right-of-use assets and operating lease liabilities are remeasured upon certain modifications to leases using the present value of the remaining lease payments and estimated incremental borrowing rate upon lease modification. The difference between the remeasured right-of-use asset and the operating lease liabilities are recognized as a gain or loss within operating expenses.

The Company reviews any changes to its lease agreements for potential modifications and/or indicators of impairment of the respective right-of-use asset.

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

Item 4. Controls and Procedures
Changes in Internal Control over Financial Reporting

Other than the actions taken as described below under “Remediation Efforts to Address Material Weakness”, there were no changes in the Company's internal control over financial reporting during the third quarter of 2020, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Remediation Efforts to Address Material Weakness

In response to the material weakness identified in Management’s Report on Internal Control Over Financial Reporting as set forth in item 4 “Controls and Procedures” in the Q2 2020 Form 10-Q, the Company, with oversight from the Audit Committee of the Board of Directors, developed a plan to remediate the material weakness at Synalloy. The remediation actions included the following:
•Holding executive coaching and mentoring sessions with select executives to reinforce their responsibility in maintaining effective internal control over financial reporting;
•Initiating activities to identify, evaluate, and align job descriptions with actual job responsibilities;
•Reaffirming communication protocols and refreshing policies related to the transition process for new finance executives and audit committee members;
•Initiating implementation of an independent third-party Ethics and Compliance Hotline service for the receipt and reporting to the Audit Committee.

The Company believes the foregoing efforts will effectively remediate the material weakness described in “Management’s Report on Internal Control Over Financial Reporting” in the Q2 2020 Form 10-Q. Because the reliability of the internal control process requires repeatable execution, the successful on-going remediation of the material weakness will require on-going review and evidence of effectiveness prior to concluding that the material weakness is remediated.

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
If we do not successfully manage the transitions associated with the election of three new members of our Board of Directors, the appointment of a new Chairman of the Board, the retirement of our Chief Executive Officer and appointment of a new Chief Executive Officer and a new Chief Financial Officer, it could have an adverse impact on our business operations, including our internal controls over financial reporting, as well as be viewed negatively by our customers and shareholders.
On June 30, 2020, the Company appointed Sally M. Cunningham Senior Vice President and Chief Financial Officer effective June 30, 2020 after the resignation of Dennis M. Loughran. In addition, on July 7, 2020, the Company announced the election of three new members of the Board of Directors at the 2020 Annual Meeting of Shareholders. On July 9, 2020, the Company's Board of Directors elected Henry L. Guy as Chairman of the Board of Directors. On October 27, 2020, the Company announced the retirement of Craig C. Bram, the Company's President and Chief Executive Officer and member of the Company's Board of Directors, effective November 9, 2020. On October 27, 2020, the Company announced the appointment of Christopher G. Hutter, a member of the Company's Board of Directors, as interim President and Chief Executive Officer, effective November 9, 2020. Such leadership transitions can be inherently difficult to manage, and an inadequate transition may cause disruption to our business, including our relationships with customers, suppliers, vendors, and employees. It may also make it more difficult to hire and retain key employees.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description
10.1	Third Amended and Restated Master Lease Agreement, dated September 10, 2020, between Registrant and Store Master Funding XII, LLC.
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32	Certifications Pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101*)
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNALLOY CORPORATION
(Registrant)

Date:	November 9, 2020	By:	/s/ Craig C. Bram
Craig C. Bram
President and Chief Executive Officer
(principal executive officer)

Date:	November 9, 2020	By:	/s/ Sally M. Cunningham
Sally M. Cunningham
Senior Vice President and Chief Financial Officer
(principal accounting officer)