Form 10-K
period 2020-12-31
SYNALLOY CORP
filed 2021-03-09
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Based on the closing price as of June 30, 2020, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $38.9 million.
The number of shares outstanding of the registrant's common stock as of March 8, 2021 was 9,202,045.
Documents Incorporated By Reference
Portions of the Proxy Statement for the 2021 annual shareholders' meeting are incorporated by reference into Part III of this Form 10-K.

Synalloy Corporation
Form 10-K
For Period Ended December 31, 2020

Forward-Looking Statements
This Annual Report on Form 10-K includes and incorporates by reference "forward-looking statements" within the meaning of the federal securities laws. All statements that are not historical facts are forward-looking statements. The words "estimate," "project," "intend," "expect," "believe," "should," "anticipate," "hope," "optimistic," "plan," "outlook," "should," "could," "may" and similar expressions identify forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions, including risks relating to the impact and spread of and the government’s response to COVID-19; inability to weather an economic downturn; a prolonged decrease in nickel and oil prices; the impact of competitive products and pricing; product demand and acceptance risks; raw material and other increased costs; raw materials availability; financial stability of our customers; customer delays or difficulties in the production of products; loss of consumer or investor confidence; employee relations; ability to maintain workforce by hiring trained employees; labor efficiencies; risks associated with mergers, acquisitions, dispositions and other expansion activities; environmental issues; negative or unexpected results from tax law changes; inability to comply with covenants and ratios required by our debt financing arrangements; and other risks detailed in Item 1A, Risk Factors, in this Annual Report on Form 10-K and from time-to-time in Synalloy Corporation's Securities and Exchange Commission filings. Synalloy Corporation assumes no obligation to update any forward-looking information included in this Annual Report on Form 10-K.

PART I
Item 1. Business
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
The Company's business is divided into two reportable operating segments, the Metals Segment and the Specialty Chemicals Segment. The Metals Segment operates as three reporting units, all International Organization for Standardization ("ISO") certified manufacturers, including Welded Pipe & Tube Operations, a unit that includes Bristol Metals, LLC ("BRISMET") and American Stainless Tubing, LLC ("ASTI"), which began operations effective January 1, 2019 pursuant to our acquisition of substantially all of the assets of American Stainless Tubing, Inc. ("American Stainless") (see Note 15 to the Consolidated Financial Statements), Palmer of Texas Tanks, Inc. ("Palmer"), and Specialty Pipe & Tube, Inc. ("Specialty"). Welded Pipe & Tube Operations manufactures stainless steel, galvanized, ornamental stainless steel pipe and tube, and other alloy pipe and tube. Palmer manufactures liquid storage solutions and separation equipment. Specialty is a master distributor of seamless carbon pipe and tube. The Metals Segment serves markets through the master distribution of pipe and tube and customers in the appliance, architectural, automotive and commercial transportation, brewery, chemical, petrochemical, pulp and paper, mining, power generation (including nuclear), water and waste-water treatment, liquid natural gas ("LNG"), food processing, pharmaceutical, oil and gas and other heavy industries. The Specialty Chemicals Segment operates as one reporting unit which includes Manufacturers Chemicals, LLC ("MC"), a wholly-owned subsidiary of Manufacturers Soap and Chemical Company ("MS&C"), and CRI Tolling, LLC ("CRI Tolling"). MC manufactures lubricants, surfactants, defoamers, reaction intermediaries and sulfated fats and oils. CRI Tolling provides chemical tolling manufacturing resources to global and regional chemical companies and contracts with other chemical companies to manufacture certain, pre-defined products. The Specialty Chemicals Segment produces specialty chemicals for the chemical, pulp and paper, coatings, adhesives, sealants and elastomers (CASE), textile, automotive, household, industrial and institutional, water and waste-water treatment, construction, oil and gas and other industries.
General
Metals Segment – The segment is comprised of four wholly-owned subsidiaries: Synalloy Metals, Inc., which owns 100 percent of the membership interests of BRISMET, located in Bristol, Tennessee and Munhall, Pennsylvania; ASTI, located in Troutman and Statesville, North Carolina; Palmer, located in Andrews, Texas; and Specialty, located in Mineral Ridge, Ohio and Houston, Texas. Two subsidiaries, BRISMET and ASTI, are aggregated as one reporting unit called Welded Pipe and Tube Operations, with Palmer and Specialty making up the segment's other two reporting units.

BRISMET manufactures welded pipe and tube, primarily from stainless steel, duplex, and nickel alloys. Pipe is produced in sizes from 3/8 inch outside diameter to 144 inches outside diameter and inner dimension wall thickness from 0.28 inches up to 1 and 3/8 inches. Pipe smaller than 18 inches in diameter is made on equipment that forms and welds the pipe in a continuous process. Pipe larger than 18 inches in diameter is formed on presses or rolls and welded on batch welding equipment. Pipe is normally produced in standard 20-foot lengths. BRISMET also has capabilities in the production of long length pipe without circumferential welds. This can reduce the installation cost for the customer. Lengths up to 60 feet can be produced in sizes up to 18 inches in diameter. In larger sizes, BRISMET has a unique ability among domestic producers to make 48-foot lengths in diameters up to 36 inches. BRISMET's Munhall facility manufactures stainless welded pipe as well as new product offerings in welded tube in diameters from 5/8 inch to five inches and gauges from 0.028 inch to 1/4 inch. Additionally, the Munhall facility produces galvanized carbon tube in custom sizes.
ASTI is a leading manufacturer of high-end ornamental stainless steel tube, supplying the automotive, commercial transportation, marine, food services, construction, furniture, healthcare, and other industries. Operating facilities are located in Troutman and Statesville, North Carolina. ASTI combines the use of superior metal quality with in-house capabilities in slitting and welding, along with our proprietary finishing capabilities and the highest levels of customer service and technical support to provide the customer with the highest quality ornamental product available in the market. Product range includes 1/2 inch outside diameter to 5 inch outside diameter, in a variety of shapes, including squares, rectangles and ellipticals. Refer to Note 15 to the consolidated financial statements for further details.
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
Specialty is a leading master distributor of hot finish, seamless, carbon steel pipe and tube, with an emphasis on large outside diameters and exceptionally heavy wall thickness. Specialty's products are primarily used for mechanical and high-pressure applications in the oil and gas, capital goods manufacturing, heavy industrial, construction equipment, paper and chemical industries. Operating from facilities located in Mineral Ridge, Ohio and Houston, Texas, Specialty is well-positioned to serve the major industrial and energy regions and successfully reach other target markets across the United States. Specialty performs value-added processing on approximately 80 percent of products shipped, which includes cutting to length, heat treatment, testing, boring and end finishing and typically processes and ships orders in 24 hours or less. Based upon its short lead times, Specialty plays a critical role in the supply chain, supplying long lead-time items to markets that demand fast deliveries, custom lengths, and reliable execution of orders.
The Metals Segment relies on 10 suppliers that furnish approximately 95 percent of total dollar purchases of raw materials and one supplier that furnishes 33 percent of material purchases. The Company does not believe that the loss of this supplier would have a materially adverse effect on the Company as raw materials are readily available from a number of different sources, and the Company anticipates no difficulties in fulfilling its requirements.
Specialty Chemicals Segment – The segment consists of the Company's wholly-owned subsidiary MS&C. MS&C owns 100 percent of the membership interests of MC, which has a production facility in Cleveland, Tennessee. The segment also includes CRI Tolling which is located in Fountain Inn, South Carolina. MC and CRI Tolling are aggregated as one reporting unit and comprise the Specialty Chemicals Segment. Both facilities are fully licensed for chemical manufacturing. MC manufactures lubricants, surfactants, defoamers, reaction intermediaries, and sulfated fats and oils. CRI Tolling provides chemical tolling manufacturing resources to global and regional companies and contracts with other chemical companies to manufacture certain pre-defined products.
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

MC's strategy has been to focus on industries and markets that have strong prospects for sustainability in the U.S. in light of global trends. MC's marketing strategy relies on sales to end users through its own sales force, but it also sells chemical intermediates to other chemical companies and distributors. MC also has close working relationships with a significant number of major chemical companies that outsource their production for regional manufacture and distribution to companies like MC. MC has been ISO registered since 1995.
CRI Tolling's business and strategy has been focused in toll manufacturing and providing services to many different end markets, such as the agrochemical, automotive, urethane, water treatment and coatings industries. CRI Tolling engages in sales efforts to other chemical companies in a wide array of markets through the use of its own sales force, manufacturer's representatives and through internal sales efforts involving staff interaction.
The Specialty Chemicals Segment maintains two laboratories for applied research and quality control which are staffed by 11 employees, including multiple chemists.
The majority of raw materials used by the segment are available from numerous independent suppliers and approximately 48 percent of total purchases are from its top 10 suppliers. While some raw material needs are met by a sole supplier or only a few suppliers, the Company anticipates no difficulties in fulfilling its raw material requirements.
See Note 14 to the consolidated financial statements, which are included in Item 8 of this Form 10-K, for financial information about the Company's segments.
Sales
Metals Segment – The Metals Segment utilizes separate sales organizations for its different product groups. Welded Pipe & Tube Operations include stainless steel and galvanized pipe and tube, sold worldwide under the BRISMET trade name and ornamental stainless tube, sold under the ASTI trade name in the U.S. and Canadian markets. Specialty includes the distribution of hot finish, seamless, carbon steel pipe and tube, with approximately 80 percent of Specialty's pipe and tube sales to North American pipe and tube distributors. Producing sales and providing service to distributors, OEM and end use customers are 44 sales representatives comprised of inside sales employees, outside sales employees and independent manufacturers' representatives. Customer feedback and in-field experience generate product enhancements and new product development.
There were no customers representing more than 10 percent of the Metals Segment's revenues for 2020 or 2019, respectively.
Specialty Chemicals Segment – Specialty chemicals are sold directly to various industries nationwide by 10 sales representatives comprised of outside sales employees and independent manufacturers' representatives. The Specialty Chemicals Segment has one customer that accounted for approximately 16 percent of the segment's revenues for 2020 and 2019, respectively.
Distribution
Metals Segment – Welded Pipe & Tube Operations produce the largest sales volume group of products in the Metals Segment. For stainless steel and galvanized pipe and tube, although information is not publicly available regarding the sales of the majority of other producers of these products, management believes that the Company is one of the largest domestic producers of such pipe and tube. ASTI is a leading manufacturer of high-end ornamental stainless steel tube, combining the use of superior metal quality with in-house capabilities in slitting and welding, along with our proprietary finishing capabilities and the highest levels of customer service and technical support to provide customers with the highest quality ornamental product available in the market.
Specialty is a leader in the specialized products segment of the pipe and tube market by offering an industry leading in-stock inventory of a broad range of high quality products, including specialized products with limited availability. Specialty's dual branches have both common and regional-specific products and capabilities.
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

Mergers, Acquisitions and Dispositions
The Company is committed to a long-term strategy of (a) reinvesting capital in our current business segments to foster their organic growth, (b) disposing of underperforming business units, and (c) completing acquisitions that expand our business segments and geographic footprint or establish new manufacturing capabilities.
On January 1, 2019, ASTI completed the American Stainless acquisition. The purpose of the transaction was to extend and enhance the Company's on-going business with additional capacity and new technological advantages in the production of stainless ornamental tube. The purchase price was $21.9 million. American Stainless will also receive quarterly earn-out payments based on ASTI's revenue for a period of three years following closing. The tangible assets purchased and liabilities assumed from American Stainless included accounts receivable, inventory, equipment, and accounts payable.
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
Seasonality
The Company's businesses and products are generally not subject to seasonal impacts that result in significant variations in revenues from one quarter to another.
Backlogs
The Metals Segment's Welded Pipe & Tube Operations and the Specialty Chemicals Segment incur a significant dollar value of committed orders in advance of production. The backlog of open orders for the Welded Pipe & Tube Operations were $40.8 million and $35.4 million at the end of 2020 and 2019, respectively. The backlog of open orders for the Specialty Chemicals Segment were $3.9 million and $1.5 million at the end of 2020 and 2019, respectively. Our backlog may not be indicative of actual sales and, therefore, should not be used as a direct measure of future revenue.
Human Capital
Safety and Wellness
The health and safety of our workforce is fundamental to the success of our business. We provide our employees upfront and ongoing safety training to ensure that safety policies and procedures are effectively communicated and implemented. Personal protective equipment is provided to employees to safely perform their job responsibilities.
Because our business involves the manufacturing of physical products, many of our employees are unable to work from home. In an effort to keep our employees safe and maintain operations during the COVID-19 pandemic, we have implemented new health-related measures, including social distancing, restrictions on visitors to our facilities, limiting in-person meetings and other gatherings, limiting company travel, increasing cleanings of our facilities and providing personal protective equipment and disinfecting agents to employees.

Talent Management
Our approach to human capital management is one that seeks to foster an inclusive and respectful work environment where employees are empowered at all levels to implement new ideas, to better serve our customers and continuously improve our processes and operations. Our business results depend on our ability to manage our human capital resources, including attracting, identifying, and retaining key talent. Factors that may affect our ability to attract and retain qualified employees include competition from other employers, availability of qualified individuals and opportunities for employee growth.
As of December 31, 2020, the Company had 526 employees. The Company considers relations with employees to be strong. The number of employees of the Company represented by unions, located at the Munhall, Pennsylvania, Mineral Ridge, Ohio, and Bristol, Tennessee facilities, is 232, or 44 percent of the Company's employees. They are represented by three locals affiliated with the United Steelworkers (the "USW"). Collective bargaining contracts for the USW locals expire at various dates between 2023 and 2024.
Our voluntary turnover rate in 2020 was approximately three percent. We monitor employee turnover rates by plant and the Company as a whole. The average tenure of our employees is approximately 10 years and we believe is driven by our competitive total rewards package offered to employees and development opportunities which promotes longer employee tenure and reduces voluntary turnover.
Total Rewards
We invest in our workforce by offering a competitive total rewards package that includes a combination of salaries and wages, health and wellness benefits, retirement benefits and educational benefits. We strive to offer competitive total rewards packages and benefits for eligible employees.
Diversity and Inclusion
We are an Equal Opportunity Employer and all qualified applicants for positions with the Company receive consideration for employment without regard to race, color, religion, sex, sexual orientation, gender, identity, national origin, disability, or veteran status. We strive to provide an equitable and inclusive environment for all our employees with representation across all levels of our workforce that reflects the diversity of the communities in which we live and work.
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
Item 1A. Risk Factors
There are inherent risks and uncertainties associated with our business that could adversely affect our operating performance and financial condition. Set forth below are descriptions of those risks and uncertainties that we believe to be material, but the risks and uncertainties described are not the only risks and uncertainties that could affect our business. Reference should be made to "Forward-Looking Statements" above, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and our consolidated financial statements and related notes in Item 8 below.
Industry and Segment Risks
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
From time-to-time, intense competition and excess manufacturing capacity in the commodity stainless and galvanized steel industry have resulted in reduced selling prices, excluding raw material surcharges, for many of our stainless steel products sold by the Metals Segment. In order to maintain market share, we would have to lower our prices to match the competition. These factors have had and may continue to have an adverse impact on our revenues, operating results and financial condition, and may continue to do so in the future.
Oil prices are extremely volatile. A substantial or extended decline in the price of oil could adversely affect our financial condition and results of operations.
Prices for oil can fluctuate widely. Revenues from our Palmer and Specialty (Houston, Texas) units are highly dependent on our customers adding oil well drilling and pumping locations. Should oil prices decline such that drilling becomes unprofitable for our customers, such customers will likely cap many of their current wells and cease or curtail expansion. This will decrease the demand for our tanks and pipe and tube and adversely affect the results of our operations.
Significant changes in nickel prices could have an impact on the sales of the Metals Segment.
Nickel prices are currently at a relatively low level, which reduces our manufacturing costs for certain products. When nickel prices increase, many of our customers increase their orders in an attempt to avoid future price increases, resulting in increased sales for the Metals Segment. Conversely, when nickel prices decrease, many of our customers wait to place orders in an attempt to take advantage of subsequent price decreases, resulting in reduced sales for the Metals Segment. On average, the Metals Segment turns its inventory of commodity pipe every four months, but the nickel surcharge on sales of commodity pipe is established on a monthly basis. The difference, if any, between the price of nickel on the date of purchase of the raw material and the price, as established by the surcharge, on the date of sale has the potential to create an inventory price change gain or loss. If the price of nickel steadily increases over time, the Metals Segment is the beneficiary of the increase in nickel price in the form of metal price change gains. We will incur inventory price losses in the future if nickel prices decrease. Any material changes in the cost of nickel could impact our sales and result in fluctuations in the profits of the Metals Segment.
Geographic, Trade and Customer Risks
Our business, financial condition and results of operations could be adversely affected by an increased level of imported products.
Our business is susceptible to the import of products from other countries, particularly in our Metals Segment. Import levels of various products are affected by, among other things, overall world-wide demand, lower cost of production in other countries, the trade practices of foreign governments, government subsidies to foreign producers, the strengthening of the U.S. dollar, and government imposed trade restrictions in the United States. Although imports from certain countries have been curtailed by anti-dumping duties, imported products from other countries could significantly reduce prices. Increased imports of certain products, whether illegal dumping or legal imports, could reduce demand for our products in the future and adversely affect our business, financial position, results of operations or cash flows.
A substantial portion of our overall sales is dependent upon a limited number of customers, and the loss of one or more of such customers would have a material adverse effect on our business, results of operation and profitability.
There were no customers representing more than 10 percent of the Metals Segment's revenues in 2020 or 2019, respectively. Palmer and Specialty, which are a part of the Metals Segment, sell much of their products to the oil and gas industry. Any change in this industry, or any change in this industry’s demand for their products, would have a material adverse effect on the profits of the Metals Segment and the Company.
The products of the Specialty Chemicals Segment are sold to various industries nationwide. The Specialty Chemicals Segment has one customer that accounted for approximately 16 percent of revenues in 2020 and 2019, respectively. The loss of this customer would have a material adverse effect on the revenues of the Specialty Chemicals Segment and the Company.

Operations and Supply Chain Risks
We rely on a small number of suppliers for our raw materials and any interruption in our supply chain could affect our operations.
In order to foster strong business relationships, the Metals Segment uses only a few raw material suppliers. During the year ended December 31, 2020, 10 suppliers furnished approximately 95 percent of our total dollar purchases of raw materials, with one supplier providing 33 percent of purchases of raw materials. However, these raw materials are available from a number of sources, and the Company anticipates no difficulties in fulfilling its raw materials requirements for the Metals Segment. Raw materials used by the Specialty Chemicals Segment are generally available from numerous independent suppliers and approximately 48 percent of total purchases were made from our top 10 suppliers during the year ended December 31, 2020. Although some raw material needs are met by a single supplier or only a few suppliers, the Company anticipates no difficulties in fulfilling its raw material requirements for the Specialty Chemicals Segment. While the Company believes that raw materials for both segments are readily available from numerous sources, the loss of one or more key suppliers in either segment, or any other material change in our current supply channels, could have an adverse effect on the Company’s ability to meet the demand for its products, which could impact our operations, revenues and financial results.
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
The Specialty Chemicals Segment uses significant quantities of a variety of specialty and commodity chemicals in its manufacturing processes, which are subject to price and availability fluctuations that may have an adverse impact on our financial performance and a lengthy sales cycle which makes it difficult to predict quarterly revenue levels and operating results.
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
Purchasing the products of the Specialty Chemicals Segment is also a major commitment on the part of our customers. Before a potential customer determines to purchase products from the Specialty Chemicals Segment, the Company must produce test product material so that the potential customer is satisfied that we can manufacture a product to their specifications. The production of such test materials is a time-consuming process. Accordingly, the sales process for products in the Specialty Chemicals Segment is a lengthy process that requires a considerable investment of time and resources on our part. As a result, the timing of our revenues is difficult to predict, and the delay of an order could cause our revenues to fall below our expectations and those of the public market analysts and investors.

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
In both of our business segments, our production facilities are subject to hazards associated with the manufacture, handling, storage and transportation of chemical materials and products, including leaks and ruptures, explosions, fires, inclement weather and natural disasters, unscheduled downtime and environmental hazards which could result in liability for workplace injuries and fatalities. In addition, some of our production capabilities are highly specialized, which limits our ability to shift production to another facility. We cannot assure you that we will not experience these types of incidents in the future or that these incidents will not result in production delays, failure to timely fulfill customer orders or otherwise have a material adverse effect on our business, financial condition or results of operations.
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
The success of any new or enhanced products will depend on a number of factors, such as technological innovations, increased manufacturing and material costs, customer acceptance and the performance and quality of the new or enhanced products. As we introduce new products or refine existing products, we cannot predict the level of market acceptance or the amount of market share these new or enhanced products may achieve. Moreover, we may experience delays in the introduction of new or enhanced products. Any manufacturing delays or problems with new or enhanced product launches will adversely affect our operating results. In addition, the introduction of new products could result in a decrease in revenues from existing products. Also, we may need more capital for product development and enhancement than is available to us, which could adversely affect our business, financial condition, or results of operations. We sell our products in industries that are affected by technological changes, new product introductions, and changing industry standards. If we do not respond by developing new products or enhancing existing products on a timely basis, our products will become obsolete over time and our revenues, cash flows, profitability and competitive position will suffer.
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
The freight and other distribution costs for products sold from our Palmer facility result in the market area for these products being restricted, which limits the geographic market for Palmer’s tanks and the ability to significantly increase revenues derived from sales of products from the Palmer facility.
Loss of key supplier authorizations or lack of product availability could adversely affect our sales and earnings.
Our Specialty business depends on maintaining an immediately available supply of various products to meet customer demand. Many of our relationships with key product suppliers are longstanding, but are terminable by either party. The loss of key supplier authorizations, or a substantial decrease in the availability of their products, could put us at a competitive disadvantage and have a material adverse effect on our business. Supply interruptions could arise from raw material shortages, inadequate manufacturing capacity or utilization to meet demand, financial problems, tariffs and other regulations affecting trade between the U.S. and other countries, labor disputes or weather conditions affecting suppliers' production, transportation disruptions or other reasons beyond our control.
Changes in supplier distribution programs could adversely affect sales and earnings in our Specialty business.
Specialty, as a master distributor, faces the risk of key product suppliers changing their relationships with distributors generally in a manner that adversely impacts us. For example, key suppliers could change the following: the prices we must pay for their products relative to other distributors or relative to competing products; the geographic or product line breadth of distributor authorizations; supplier purchasing incentive or other support programs; or product purchase or stock expectations.
Our existing property and liability insurance coverages contain exclusions and limitations on coverage.
We maintain various forms of insurance, including insurance covering claims related to our properties and risks associated with our operations. From time-to-time, in connection with renewals of insurance, we have experienced additional exclusions and limitations on coverage, larger self-insured retentions and deductibles and higher premiums. As a result, our existing coverage may not be sufficient to cover any losses we may incur and in the future our insurance coverage may not cover claims to the extent that it has in the past and the costs that we incur to procure insurance may increase significantly, either of which could have an adverse effect on our results of operations or cash flows.
Government Regulation Risks
Our operations expose us to the risk of environmental, health and safety liabilities and obligations, which could have a material adverse effect on our financial condition, results of operations or cash flows.
We are subject to numerous federal, state and local environmental protection and health and safety laws governing, among other things:
•the generation, use, storage, treatment, transportation, disposal and management of hazardous substances and wastes;
•emissions or discharges of pollutants or other substances into the environment;
•investigation and remediation of, and damages resulting from, releases of hazardous substances; and
•the health and safety of our employees.
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

We have incurred, and expect to continue to incur, additional capital expenditures in addition to ordinary costs to comply with applicable environmental laws. Our failure to comply with applicable environmental laws and permit requirements could result in civil and/or criminal fines or penalties, enforcement actions, and regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures such as the installation of pollution control equipment, which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
Human Capital Risks
Certain of our employees in the Metals Segment are covered by collective bargaining agreements, and the failure to renew these agreements could result in labor disruptions and increased labor costs.
As of December 31, 2020, we had 232 employees represented by unions at our Bristol, Tennessee, Mineral Ridge, Ohio, and Munhall, Pennsylvania facilities, which is 44 percent of the aggregate number of Company employees. These employees are represented by three local unions affiliated with the USW. The collective bargaining contracts for the USW will expire at various dates between 2023 and 2024. Although we believe that our present labor relations are strong, our failure to renew these agreements on reasonable terms as the current agreements expire could result in labor disruptions and increased labor costs, which could adversely affect our financial performance.
If we do not successfully manage the transitions associated with the election of three new members of our Board of Directors, the appointment of a new Chairman of the Board, the retirement of our Chief Executive Officer and appointment of a new Interim Chief Executive Officer and a new Chief Financial Officer, it could have an adverse impact on our business operations, including our internal controls over financial reporting, as well as be viewed negatively by our customers and shareholders.
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
The successful implementation of our strategies and handling of other issues integral to our future success will depend, in part, on our experienced management team. The loss of key members of our management team could have an adverse effect on our business. Although we have entered into employment agreements with key members of our management team including Christopher G. Hutter, Interim President and Chief Executive Officer and Sally M. Cunningham, Senior Vice President and Chief Financial Officer, employees may resign from the Company at any time and seek employment elsewhere, subject to certain non-competition and confidentiality restrictions. Additionally, if we cannot retain our technical personnel or attract additional experienced technical personnel, our ability to compete could be harmed.

Financial and Strategic Risks
Our current capital structure includes indebtedness, which is secured by all or substantially all of our assets and which contains restrictive covenants that may prevent us from obtaining adequate working capital, making acquisitions or capital improvements.
Our existing credit facility contains restrictive covenants that limit our ability to, among other things, borrow money or guarantee the debts of others, use assets as security in other transactions, make investments or other restricted payments or distributions, change our business or enter into new lines of business, and sell or acquire assets or merge with or into other companies. In addition, our credit facility requires us to meet a minimum fixed charge coverage ratio which could limit our ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict our financing activities. Our ability to comply with the covenants and other terms of our credit facility will depend on our future operating performance. If we fail to comply with such covenants and terms, we will be in default and the maturity of any then outstanding related debt could be accelerated and become immediately due and payable. In addition, in the event of such a default, our lender may refuse to advance additional funds, demand immediate repayment of our outstanding indebtedness, and elect to foreclose on our assets that secure the credit facility. There were no events of default under our credit facility as of December 31, 2020. Although we believe we will remain in compliance with these covenants in the foreseeable future and that our relationship with our lender is strong, there is no assurance our lender would consent to an amendment or waiver in the event of noncompliance; or that such consent would not be conditioned upon the receipt of a cash payment, revised principal payout terms, increased interest rates or restrictions in the expansion of the credit facility for the foreseeable future, or that our lender would not exercise rights that would be available to them, including, among other things, demanding payment of outstanding borrowings. In addition, our ability to obtain additional capital or alternative borrowing arrangements at reasonable rates may be adversely affected. All or any of these adverse events would further limit our flexibility in planning for, or reacting to, downturns in our business.
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
On July 27, 2017, the Financial Conduct Authority (the “FCA”) announced its intention to phase out LIBOR rates by the end of 2021. The discontinuation date for submission and publication of rates for certain tenors of USD LIBOR (1-month, 3-month, 6-month and 12-month) is currently under consultation by the ICE Benchmark Administration and may be extended until June 2023. It is not possible to predict the further effect of the rules of the FCA, any changes in the methods by which LIBOR is determined, or any other reforms to LIBOR that may be enacted in the United Kingdom, the European Union or elsewhere. Any such developments may cause LIBOR to perform differently than in the past or cease to exist. In addition, any other legal or regulatory changes made by the FCA, ICE Benchmark Administration Limited, the European Money Markets Institute (formerly Euribor-EBF), the European Commission or any other successor governance or oversight body, or future changes adopted by such body, in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, and changes in the rules or methodologies in LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination, and, in certain situations, could result in LIBOR no longer being determined and published. If a published U.S. dollar LIBOR rate is unavailable after 2021, the interest rates on our debt which is indexed to LIBOR will be determined using various alternative methods, any of which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form. Further, the same costs and risks that may lead to the discontinuation or unavailability of U.S. dollar LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Any of these proposals or consequences could have a material adverse effect on our financing costs.

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
Intellectual Property Risks
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

General Risk Factors
Our business, financial condition, results of operations and cash flows may be adversely affected by global public health epidemics and pandemics, including the COVID-19 outbreak.
Our business and operations expose us to risks associated with global health epidemics or pandemics, such as the outbreak of the coronavirus (COVID-19) which has spread from China to many other countries including the United States. The outbreak has resulted in governments around the world implementing increasingly stringent measures to help the control of the spread of the virus, including quarantines, "shelter in place" and "stay at home" orders, travel restrictions, business curtailments, and school closures among others. The COVID-19 pandemic has significantly impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets and increased unemployment levels leading to the Federal Reserve enacting fiscal and monetary stimulus measures to counteract the impacts of COVID-19 in the United States.

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
We actively compete with companies producing the same or similar products and, in some instances, with companies producing different products designed for the same uses. We encounter competition from both domestic and foreign sources in price, delivery, service, performance, product innovation, and product recognition and quality, depending on the product involved. For some of our products, our competitors are larger and have greater financial resources than we do. As a result, these competitors may be better able to withstand a change in conditions within the industries in which we operate, a change in the prices of raw materials or a change in the economy as a whole. Our competitors can be expected to continue to develop and introduce new and enhanced products and more efficient production capabilities, which could cause a decline in market acceptance of our products. Current and future consolidation among our competitors and customers also may cause a loss of market share as well as put downward pressure on pricing. Our competitors could cause a reduction in the prices for some of our products as a result of intensified price competition. Competitive pressures can also result in the loss of major customers. If we cannot compete successfully, our business, financial condition and profitability could be adversely affected.
Our allowance for credit losses may not be adequate to cover actual losses.
An allowance for credit losses is maintained for estimated losses resulting from the inability of our customers to make required payments. This allowance may not be adequate to cover actual losses, and future provisions for losses could materially and adversely affect our operating results. The allowance for credit losses is based on an evaluation of the outstanding receivables and existing economic conditions. The amount of future losses is susceptible to changes in economic, operating and other outside forces and conditions, all of which are beyond our control, and these losses may exceed current estimates. Although management believes that the allowance for credit losses is adequate to cover current estimated losses, management cannot make assurances that we will not further increase the allowance for credit losses based on subsequent events and economic conditions. A significant increase in the allowance for credit losses could adversely affect our earnings.
Our internal controls over financial reporting could fail to prevent or detect misstatements.
We are subject to Section 404 of The Sarbanes-Oxley Act of 2002 ("Section 404"), and the related rules of the SEC which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. Effective April 27, 2020, the SEC adopted amendments to the "accelerated filer" and "large accelerated filer" definitions in Rule 12b-2 under the Securities and Exchange Act of 1934. The amendments exclude from the "accelerated filer" and "large accelerated filer" definitions an issuer that is eligible to be a smaller reporting company and that had a public float outstanding of less than $75 million as of the end of the registrant's most recent fiscal second quarter. We determined that the Company does not meet the accelerated or large accelerated filer definitions as of June 30, 2020. For so long as we remain a smaller reporting company and non-accelerated filer, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies, including but not limited to, not being required as a non-accelerated filer to comply with the auditor attestation requirements of Section 404(b). An independent assessment by our independent registered public accounting firm of the effectiveness of internal control over financial reporting could detect problems our management's assessment may not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.
During the course of the review and testing of our internal control for the purpose of providing the reports required by these rules, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from the NASDAQ Global Market or other adverse consequences that would materially harm our business.
In addition, if our status as a "non-accelerated filer" changes, we will be required to have our independent registered public accounting firm attest to the effectiveness of internal control over financial reporting. If our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are an accelerated filer or large accelerated filer, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock could be negatively affected.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The Company operates the major plants and facilities listed below, all of which are in adequate condition for their current usage. All facilities throughout the Company are believed to be adequately insured. The buildings are of various types of construction including brick, steel, concrete, concrete block, and sheet metal. All have adequate transportation facilities for both raw materials and finished products. In September 2016, the Company sold its real estate properties previously owned in Tennessee, South Carolina, Texas and Ohio to Store Master Funding XII, LLC ("Store Funding") and concurrently leased back these real properties; see Note 11 to the consolidated financial statements included in Item 8 of this Form 10-K.
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

Location	Principal Operations	Building Square Feet	Land Acres
Munhall, PA	Manufacturing stainless steel pipe	284,000	20.0
Bristol, TN	Manufacturing stainless steel pipe	275,000	73.1
Cleveland, TN	Chemical manufacturing and warehousing facilities	143,000	18.8
Fountain Inn, SC	Chemical manufacturing and warehousing facilities	136,834	16.9
Andrews, TX	Manufacturing liquid storage solutions and separation equipment	122,662	19.6
Troutman, NC	Manufacturing ornamental stainless steel tube	106,657	26.5
Statesville, NC	Manufacturing ornamental stainless steel tube	83,000	26.8
Houston, TX	Cutting facility and storage yard for heavy walled pipe	29,821	10.0
Mineral Ridge, OH	Cutting facility and storage yard for heavy walled pipe	12,000	12.0
Mineral Ridge, OH	Storage yard for heavy walled pipe	—	4.6
Richmond, VA	Corporate headquarters	5,911	—
Spartanburg, SC	Former office space for corporate employees and shared service center (1)	4,858	—
(1)Property leased by Company; office was closed in 2018 and all furniture and equipment have been removed.
Item 3. Legal Proceedings
For a discussion of legal proceedings, see Note 12 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company had 393 common shareholders of record at March 8, 2021. The Company's common stock trades on the NASDAQ Global Market under the trading symbol SYNL. The Company's credit agreement restricts the payment of dividends indirectly through a minimum fixed charge coverage covenant. No dividends were declared or paid in 2020 or 2019. The prices shown below are the high and low sales prices for the common stock for each full quarterly period in the last two fiscal years as quoted on the NASDAQ Global Market.

	2020		2019
Quarter	High	Low	High	Low
1st	$14.25	$8.33	$16.80	$12.45
2nd	10.60	6.51	19.65	14.00
3rd	8.48	5.52	17.17	15.28
4th	8.14	3.81	16.02	11.45
The information required by Item 201(d) of Regulation S-K is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Synalloy Corpation, the Russell 2000 Index,
and the NASDAQ Non Financial Index

$300
$200
$100
12/15
12/16
12/17
12/18
12/19
12/20
Synalloy Corporation
Russell 2000
NASDAQ Non-Financial

*$100 invested on 12/31/15 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Source: Russell Investment Group

Comparison of 5 Year Cumulative Total Return Graph

	12/15	12/16	12/17	12/18	12/19	12/20
Synalloy Corporation	$100.00	$159.16	$196.49	$247.02	$192.23	$116.14
Russell 2000	100.00	121.31	139.08	123.76	155.35	186.36
NASDAQ Non-Financial	100.00	107.53	141.01	137.21	187.89	276.01
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
Unregistered Sales of Equity Securities
Pursuant to the compensation arrangement with directors discussed under Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in this Form 10-K, in 2020, the Company issued an aggregate of 43,063 shares of restricted stock to non-employee directors in lieu of $345,000 of their annual cash retainer fees. Issuance of these shares was not registered under the Securities Act of 1933 based on the exemption provided by Section 4(a)(2) thereof because no public offering was involved.
The Company also issued 151,019 shares of common stock in 2020 to management and key employees that vested pursuant to the 2005 and 2015 Stock Awards Plans. Issuance of these shares was not registered under the Securities Act of 1933 based on the exemption provided by Section 4(a)(2) thereof because no public offering was involved.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to purchases of the Company's common stock in fiscal 2020:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Number of Shares that may Yet Be Purchased under the Program(1)
January 1, 2020 - January 31, 2020	—	$—	—	850,000
February 1, 2020 - February 29, 2020	—	$—	—	850,000
March 1, 2020 - March 31, 2020	59,617	$10.65	59,617	790,383
Total	59,617	$10.65	59,617	790,383
(1) Pursuant to the 850,000 share stock repurchase program authorized by the Board of Directors in February 2019. The stock repurchase program expires in 24 months from authorization, and there is no guarantee to the exact number of shares that will be repurchased by the Company over that period. For additional information, see Note 16 in the notes to the consolidated financial statements included in Item 8 of this Form.

Item 6. Selected Financial Data
We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Item 301(c) of Regulation S-K, we are not required to provide the information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity, and capital resources during the two-year period ended December 31, 2020. Unless otherwise noted, all references herein for the years 2020 and 2019 represent the fiscal years ended December 31, 2020 and 2019, respectively. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in this Annual Report that have been prepared in accordance with accounting principles generally accepted in the United States of America. This discussion and analysis is presented in five sections:

•Business Overview
•Results of Operations and Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements and Contractual Obligations
•Significant Accounting Policies and Estimates

Business Overview
COVID-19 Update
The impact of COVID-19, including changes in consumer behavior, pandemic fears, and market downturns as well as restrictions on business and individual activities has created significant volatility in the global economy and led to reduced economic activity. There have been extraordinary actions taken by federal, state, and local public health and governmental authorities to contain the spread of COVID-19 and although many restrictions that were in place have eased in many localities, some areas that had previously eased restrictions have reverted to more stringent limitations. If new strains of COVID-19 develop or sufficient amounts of vaccines are not available or widely administered for a significant period of time, the continued impacts to our business could continue to be material.
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
During 2020, COVID-19 has had an adverse effect on our reported results and operations. The Company has seen wide ranging impacts partially attributable to COVID-19 that have included:
•A $16.2 million non-cash goodwill impairment charge related to our Metals Segment;
•Continued curtailment of operations at our Palmer facility that has resulted in $4.0 million of operating losses and $6.2 million of non-cash, pre-tax asset impairment charges related to that business; and
•Technical defaults of our debt covenants in the second and third quarter of 2020 and the need to obtain waivers for compliance.
There remains significant uncertainty concerning the magnitude of the impact and the duration of the COVID-19 pandemic. We believe that, at a minimum, the manufacturing sector will continue to face challenges over the next several quarters. Given that, we are unable to predict the ultimate impact it may have on our business, future operations, financial position or cash flows. The extent that our operations will continue to be impacted by the COVID-19 pandemic will depend on future developments, including any new potential waves of the virus, new strains of the virus, and the success of vaccination programs, all of which are highly uncertain and cannot be accurately predicted. See Part I - Item 1A, "Risk Factors," included herein for updates to our risk factors regarding risks associated with the COVID-19 pandemic.

Goodwill Impairment
During the second quarter of 2020, the Company determined potential indicators of impairment within the Welded Pipe & Tube reporting unit included in the Metals Segment existed. Continued deterioration in macroeconomic conditions, continued risks within the stainless steel industrial business, reporting unit operating losses and a decline in the reporting unit's net sales compared to forecast, collectively, indicated that the reporting unit had experienced a triggering event, thereby requiring the Company to quantitatively evaluate the reporting unit for impairment. As a result of the goodwill impairment evaluation in the second quarter, it was concluded that the estimated fair value of the reporting unit was greater than its carrying value by 1.7% and, as such, no goodwill impairment was necessary.
During the third quarter of 2020, continued declines in the Company's stock price, reporting unit operating losses, and continued declines in the reporting unit's net sales compared to forecast, collectively, indicated that the Welded Pipe and Tube reporting unit had experienced a triggering event resulting in the Company performing another quantitative interim evaluation of goodwill. As a result of the goodwill impairment evaluation in the third quarter, it was concluded that the estimated fair value of the Welded Pipe and Tube reporting unit was below its carrying value by 9.7% resulting in a goodwill impairment charge of $10.7 million.
Further, continued risks within the stainless steel industrial business, reporting unit operating losses, and continued declines in the reporting unit's net sales compared to forecast, collectively, indicated that the Welded Pipe and Tube reporting unit had experienced a triggering event in the fourth quarter of 2020, resulting in the Company performing another quantitative interim evaluation of goodwill. As a result of the goodwill impairment evaluation in the fourth quarter, it was concluded that the estimated fair value of the Welded Pipe and Tube reporting unit was below its carrying value by 24.1% resulting in the remainder of the goodwill attributable to the Welded Pipe and Tube reporting unit being impaired and an additional goodwill impairment charge of $5.5 million. See Note 5 - Goodwill for further discussion on the Company's goodwill and these impairment charges.

Results of Operations
Comparison of 2020 to 2019 – Consolidated
Consolidated net sales for the full-year 2020 decreased $49.2 million, or 16 percent, over the full-year 2019 to $256.0 million. Net sales for the fourth quarter of 2020 decreased $12.0 million, or 18 percent, over the fourth quarter of 2019 to $55.9 million. The decrease in sales was driven by our Metals Segment, which had a decrease of $46.6 million, or 19 percent, for the full-year of 2020 and a decrease of $10.6 million, or 19 percent, for the fourth quarter of 2020.
For the full-year 2020, net loss totaled $27.3 million, or $3.00 diluted loss per share. This compared to full-year 2019 net loss of $3.0 million, or $0.34 diluted loss per share. The full-year 2020 was negatively impacted by:
•Non-cash goodwill impairment in our Welded Pipe and Tube reporting unit of $16.2 million;
•Operating losses at Palmer totaling $4.0 million and $6.2 million in non-cash, pre-tax asset impairment charges;
•Proxy contest costs of $3.1 million related to the Company's proxy contest and election of directors at the 2020 Annual Meeting of Shareholders;
•Costs related to the hotline investigation regarding the accounting for Palmer and other matters of $0.7 million; and
•Severance costs of $1.1 million related to the retirement of the former President and CEO.
For the fourth quarter of 2020 the Company recorded a net loss of $8.6 million, or $0.94 diluted loss per share. This compares to a net loss of $0.9 million, or $0.10 diluted loss per share for fourth quarter of 2019. The fourth quarter of 2020 was negatively impacted by:
•Non-cash goodwill impairment in our Welded Pipe and Tube reporting unit of $5.5 million;
•Operating losses at Palmer totaling $0.4 million; and
•Severance costs of $1.1 million related to the retirement of the former President and CEO.
Full-year 2020 consolidated gross profit decreased 26 percent to $22.7 million, or nine percent of sales, compared to $30.8 million, or 10 percent of sales, in the full-year 2019. For the fourth quarter of 2020, consolidated gross profit was $6.1 million, a decrease of 12 percent from the fourth quarter of 2019 of $7.0 million. Consolidated gross profit was 11 percent of sales for the fourth quarter of 2020 and 10 percent of sales for the same period of 2019. The decreases in dollars was attributable to the Metals Segment as discussed in the Metals Segment Comparison of 2020 to 2019 below.
Consolidated selling, general and administrative expense for the full-year 2020 decreased by $3.9 million to $28.7 million, or 11 percent of sales, compared to $32.6 million, or 11 percent of sales for the full-year 2019. These costs decreased $0.1 million during the fourth quarter of 2020 to $7.6 million compared to $7.7 million for the same period of 2019 and were 14 percent of sales for the fourth quarter of 2020 compared to 11 percent of sales for the fourth quarter of 2019. The Company experienced decreased SG&A costs for both the full year and fourth quarter of 2020 when compared to the same periods of 2019 resulting from:
•Decreases in personnel costs related to salaries, commissions and employee benefits ($2.3 million lower for the full-year and $0.5 million lower for the fourth quarter);
•Decreases in travel expense related to the Company's suspension of all non-essential travel in response to the COVID-19 pandemic ($0.9 million lower for the full-year and $0.2 million lower for the fourth quarter); and
•Decreases in amortization expense due to the passage of time and write down of intangible assets in the second quarter of 2020 at Palmer ($0.5 million lower for the full-year and $0.2 million lower for the fourth quarter).
The full-year and fourth quarter decreases were offset by:
•Increases in bad debt expense ($0.6 million higher for the full-year and $0.3 million higher for the fourth quarter);
•Increases in stock compensation expense ($0.4 million higher in the fourth quarter), related to the retirement of the former President and CEO; and
•Increases in taxes and licenses fees ($0.1 million higher in the fourth quarter).
Consolidated operating loss for the full-year 2020 totaled $31.1 million compared to an operating loss of $1.7 million for the full-year 2019. For the fourth quarter of 2020, operating loss was $6.9 million compared to an operating loss of $1.8 million in the fourth quarter of 2019. Operating losses for the full-year 2020 were primarily attributable to our Metals Segment as discussed in the Metals Segment Comparison of 2020 to 2019 below.
Metals Segment
The following table summarizes operating results for the two years indicated. Reference should be made to Note 14 to the consolidated financial statements included in Item 8 of this Form 10-K.

	2020		2019
(in thousands)	Amount	%	Amount	%
Net sales	$204,459	100.0%	$251,078	100.0%
Cost of goods sold	189,103	92.5%	226,852	90.4%
Gross profit	15,356	7.5%	24,226	9.6%
Selling, general and administrative expense	17,538	8.6%	20,534	8.2%
Asset impairments	6,214	3.0%	—	—%
Goodwill impairment	16,203	7.9%	—	—%
Operating (loss) income	$(24,599)	(12.0)%	$3,692	1.5%

Comparison of 2020 to 2019 - Metals Segment
Net sales for the Metals Segment totaled $204.5 million for the full year of 2020, a decrease of 19 percent compared to the same period of 2019. Net sales for the fourth quarter of 2020 totaled $44.7 million, a decrease of 19 percent compared to the fourth quarter of 2019 net sales of $55.4 million. During the second quarter of 2020, the Company curtailed operations at its Palmer facility due to the impact of the COVID-19 pandemic on the oil and gas industry and the Permian Basin. Excluding Palmer, net sales for the full-year and fourth quarter of 2020 decreased 11 percent and 15 percent, respectively.
Welded Pipe & Tube Operations net sales decreased nine percent and 13 percent for the full-year and fourth quarter of 2020, respectively, when compared to the same periods of the prior year. The total sales decrease for the year resulted from a five percent decrease in unit volumes combined with a three percent decrease in average selling price. For the fourth quarter of 2020, unit volumes decreased nine percent while the average selling price decreased four percent compared to 2019. The lower average selling price for the full-year was significantly impacted by the pass through of input and cost changes related to 304 alloy surcharges and a slightly less favorable product mix for stainless steel pipe and tube and the decline in indexed pricing for galvanized pipe and tube.
Seamless heavy-wall carbon steel pipe and tube sales decreased 23 percent and 29 percent for the full-year and fourth quarter, respectively, of 2020 compared to the same periods of 2019. The full-year sales decrease was comprised of a 15 percent decrease in unit volumes combined with a nine percent decrease in average selling price. For the fourth quarter, unit volumes decreased 20 percent while average selling prices decreased 11 percent. Lower pricing was primarily due to a lower mix of energy based sales throughout the year and lower mill pricing while volume was impacted by the on-going impacts of COVID-19 in the oil and gas industry.
As mentioned above, during the second quarter of 2020, the Company curtailed operations at its Palmer facility due to the impact of the COVID-19 pandemic on the oil and gas industry and the Permian Basin. As a result, storage tank sales decreased 81 percent and 84 percent for the full-year and fourth quarter, respectively, of 2020 when compared to the same periods for the prior year. The full-year decrease was comprised of a 50 percent decrease in the average selling price and a 61 percent decline in the number of tanks sold. For the fourth quarter, the storage tank sales decrease resulted from a 90 percent decrease in average selling price offset by a 74 percent increase in unit volumes.
The Metals Segment's operating loss totaled $24.6 million for the full-year 2020 compared to operating income of $3.7 million for 2019. For the fourth quarter 2020, operating loss was $4.8 million compared to operating income of $0.6 million for the fourth quarter of 2019. Current year operating results were affected by the following factors:
•Non-cash goodwill impairment related to the Welded Pipe and Tube reporting unit totaling $16.2 million. See Note 5- Goodwill for further discussion on the Company's goodwill;
•Operating losses at Palmer totaling $4.0 million and $6.2 million in non-cash, pre-tax asset impairment charges related to this business;

•Nickel prices and resulting surcharges for 304 and 316 alloys experienced significant increases and decreases during 2020, with the net result being significant margin reduction as inventories bought at higher surcharge levels were sold during declining pricing periods. As a result, the full year of 2020 generated a net unfavorable operating impact of $5.3 million related to metal pricing, compared to a net unfavorable operating impact of $6.4 million in 2019;
•Operating income from seamless carbon pipe and tube showed a decline of $2.4 million related to lower volume and pricing noted above; and
•Year over year changes in volume, pricing and product mix in welded pipe and tube, as noted above, combined for a $0.5 million decline in operating profit margins in 2020 compared to 2019.
Selling, general and administrative expense decreased $3.0 million, or 15 percent, for the full-year 2020 when compared to 2019. This expense category was nine percent of sales for 2020 and eight percent of sales for 2019. For the fourth quarter of 2020, selling, general and administrative expense was $3.9 million (nine percent of sales), a decrease of $1.2 million from $5.1 million (nine percent of sales) for the same period of 2019. The changes in selling, general and administrative expense resulted from:
•Salaries, commissions and employee benefit costs (lower by $1.8 million and $0.5 million for the full-year and fourth quarter, respectively);
•Incentive bonus and stock compensation expense (lower by $1.2 million and $0.9 million for the full-year and fourth quarter, respectively);
•Amortization expense (lower by $0.5 million and $0.2 million for the full-year and fourth quarter, respectively); and
•Travel expense related to the Company reducing all non-essential travel in response to the COVID-19 pandemic (lower by $0.5 million and $0.1 million for the full-year and fourth quarter, respectively).
The full-year and fourth quarter decreases were offset by:
•Bad debt expense ($0.7 million and $0.3 million higher for the full-year and fourth quarter, respectively);
•Higher professional fees ($0.2 million higher for the full-year 2020); and
•Taxes and Licenses fees ($0.1 million higher for the full-year 2020 and the fourth quarter, respectively).
Specialty Chemicals Segment
The following tables summarize operating results for the two years indicated. Reference should be made to Note 14 to the consolidated financial statements included in Item 8 of this Form 10-K.

	2020		2019
(in thousands)	Amount	%	Amount	%
Net sales	$51,541	100.0%	$54,090	100.0%
Cost of goods sold	43,736	84.9%	46,983	86.9%
Gross profit	7,805	15.1%	7,107	13.1%
Selling, general and administrative expense	3,772	7.3%	4,296	7.9%
Operating income	$4,033	7.8%	$2,811	5.2%

Comparison of 2020 to 2019 – Specialty Chemicals Segment
Net sales for the Specialty Chemicals Segment decreased five percent, or $2.5 million, to $51.5 million for 2020 compared to $54.1 million in 2019. For the fourth quarter of 2020, sales were $11.2 million, representing an 11 percent decrease from $12.6 million for the same quarter of 2019. For the full-year, overall shipped pounds were up flat to prior year on a decrease in volume of four percent for contract manufactured products and a seven percent increase in tolled products. For the fourth quarter of 2020, pounds shipped increased two percent. Overall selling prices decreased five percent and 13 percent for the full-year and fourth quarter of 2020, respectively, compared to the same periods of 2019. Net sales were unfavorably impacted during the full-year of 2020 from downturns in demand due to weak industrial and manufacturing activities related to the COVID-19 pandemic. The Specialty Chemicals Segment was able to increase production of hand sanitizer and cleaning aids to help offset the reduced production into the oil and gas industry while also implementing cost cutting measures allowing the Segment to generate increased profits on lower sales volume.
The Specialty Chemicals Segment's operating income for the full-year of 2020 totaled $4.0 million compared to operating income of $2.8 million for the full-year 2019. The fourth quarter of 2020 increased 24 percent from the prior year quarter to $0.5 million. During 2020, gross profit margin increased as a percentage of net sales over 2019 levels, at 15 percent versus 13 percent, respectively, primarily driven by favorable reductions in shipping costs ($0.1 million), inventory shrinkage ($0.1 million) and favorable manufacturing variance adjustments ($0.7 million) over 2019.
Selling, general and administrative expense decreased $0.5 million or 12 percent, to $3.8 million in 2020 when compared to 2019 expense of $4.3 million, which represented seven percent of sales and eight percent of sales, respectively. For the fourth quarter, selling, general and administrative expense was $1.1 million (10 percent of sales) in 2020, an increase of $0.1 million when compared to $1.0 million (eight percent of sales) for the same period of 2019.
The full-year decreases in selling, general and administrative expenses resulted from:
•Salaries, commissions and employee benefits ($0.5 million and $0.1 million lower for the full-year and fourth quarter, respectively);
•Travel expense related to the Company reducing all non-essential travel in response to the COVID-19 pandemic ($0.1 million lower for the full-year 2020); and
•Bad debt expense ($0.1 million lower for the full-year 2020).
The full-year and fourth quarter decreases were offset by:
•Incentive bonus expense ($0.1 million and $0.2 million higher for the full-year and fourth quarter, respectively); and
•Higher professional fees ($0.1 million higher for the full-year 2020).

Comparison of 2020 to 2019 - Corporate
Corporate expenses decreased $0.5 million to $7.9 million, or three percent of sales, in 2020 down from $8.4 million, or three percent of sales, in 2019. The full-year decrease resulted primarily from:
•Travel expense decreased $0.3 million as a result of COVID-19 and the Company's decision to eliminate all non-essential travel;
•Professional fees decreased by $0.2 million from the prior year resulting from lower banking fees in the current year;
•Performance based bonuses decreased $0.2 million due to lower attainment of pre-defined Adjusted EBITDA targets in the year; and
•Other corporate overhead expenses decreased $0.6 million driven by lower repair and maintenance expense and lower directors' fees for the year.
The full-year decreases were partially offset by:
•Employee benefit costs increased $0.9 million driven by severance costs of $1.1 million related to the retirement of the former President and CEO.
Interest expense was $2.1 million and $3.8 million for the full-years of 2020 and 2019, respectively. The decrease was primarily related to lower average debt outstanding in the full year of 2020 driven by $10.7 million of working capital reductions in the year.
Non-GAAP Financial Measures
To supplement our consolidated financial statements, which are prepared and presented in accordance with accounting principles generally accepted in the United States ("GAAP"), we use the following non-GAAP financial measures: EBITDA, Adjusted EBITDA, Adjusted Net Income (Loss), and Adjusted Diluted Earnings (Loss) Per Share. Management believes that these non-GAAP measures provide additional useful information to allow readers to compare the financial results between periods. Non-GAAP measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider the Company's performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company. Non-GAAP measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of the Company's results or financial condition as reported under GAAP.
EBITDA and Adjusted EBITDA
We define "EBITDA" as earnings before interest (including change in fair value of interest rate swap), income taxes, depreciation and amortization. We define "Adjusted EBITDA" as EBITDA further adjusted for the impact of non-cash and other items we do not consider in our evaluation of ongoing performance. These items include: goodwill impairment, asset impairment, gain on lease modification, interest expense (including change in fair value of interest rate swap), income taxes, depreciation, amortization, stock-based compensation, non-cash lease cost, acquisition costs and other fees, proxy contest costs, shelf registration costs, earn-out adjustments, realized and unrealized (gains) and losses on investments in equity securities, retention costs, restructuring and severance costs and other adjustments from net income. We caution investors amounts presented in accordance with our definitions of EBITDA and Adjusted EBITDA may not be comparable to similar measures disclosed by other companies because not all companies calculate EBITDA and Adjusted EBITDA in the same manner. We present EBITDA and Adjusted EBITDA because we consider them to be important supplemental measures of our performance and investors' understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations.

Consolidated EBITDA and Adjusted EBITDA are as follows:

	Year Ended December 31,
($ in thousands)	2020	2019
Consolidated
Net loss	$(27,267)	$(3,036)
Adjustments:
Interest expense	2,110	3,818
Change in fair value of interest rate swap	51	141
Income taxes	(4,706)	(727)
Depreciation	7,572	7,578
Amortization	3,028	3,486
EBITDA	(19,212)	11,260
Acquisition costs and other	861	1,936
Proxy contest costs	3,105	—
Shelf registration costs	—	10
Earn-out adjustments	(1,195)	(747)
Gain on investments in equity securities	(170)	(1,873)
Asset impairments	6,214	—
Goodwill impairment	16,203	—
Gain on lease modification	(171)	—
Stock-based compensation	1,791	2,091
Non-cash lease expense	510	560
Retention expense	235	223
Restructuring and severance costs	1,076	—
Adjusted EBITDA	$9,247	$13,460
% sales	3.6%	4.4%

Metals Segment EBITDA and Adjusted EBITDA are as follows:

	Year Ended December 31,
($ in thousands)	2020	2019
Metals Segment
Net (loss) income	$(22,388)	$4,356
Adjustments:
Interest expense	11	83
Depreciation	5,855	5,954
Amortization	3,028	3,486
EBITDA	(13,494)	13,879
Acquisition costs and other	16	1,381
Earn-out adjustments	(1,195)	(747)
Asset impairments	6,214	—
Goodwill impairment	16,203	—
Stock-based compensation	303	663
Retention expense	—	123
Metals Segment Adjusted EBITDA	$8,047	$15,299
% of segment sales	3.9%	6.1%
Specialty Chemicals Segment EBITDA and Adjusted EBITDA are as follows:

	Year Ended December 31,
($ in thousands)	2020	2019
Specialty Chemicals Segment
Net income	$4,046	$2,811
Adjustments:
Interest expense	9	—
Depreciation	1,552	1,461
EBITDA	5,607	4,272
Stock-based compensation	207	226
Specialty Chemicals Segment Adjusted EBITDA	$5,814	$4,498
% of segment sales	11.3%	8.3%

Adjusted Net Income (Loss) and Adjusted Diluted Earnings (Loss) per Share
Adjusted Net Income (Loss) and Adjusted Diluted Earnings (Loss) per Share are non-GAAP measures and exclude goodwill impairment, asset impairment, gain on lease modification, stock-based compensation, non-cash lease costs, acquisition costs, proxy contest costs, shelf registration costs, earn-out adjustments, realized and unrealized (gains) and losses on investments in equity securities, retention costs and restructuring and severance costs from net income. They also utilize a constant effective tax rate to reflect tax neutral results. Adjusted net (loss) income and adjusted diluted (loss) earnings per share should not be considered an alternative to, or a more meaningful indicator of, the Company's net (loss) income or diluted (loss) earnings per share as prepared in accordance with GAAP. The Company's methods of determining this non-GAAP financial measure may differ from the method used by other companies for this or similar non-GAAP financial measures. Accordingly, these non-GAAP measures may not be comparable to the measures used by other companies.
The reconciliation of net income (loss) and earnings (loss) per share to adjusted net income (loss) and adjusted earnings (loss) per share is as follows:

	Year Ended December 31,
(Amounts in thousands, except per share data)	2020	2019
Loss before income taxes	$(31,973)	$(3,763)

Adjustments:
Acquisition costs and other	861	1,936
Proxy contest costs	3,105	—
Shelf registration costs	—	10
Earn-out adjustments	(1,195)	(747)
Gain on investments in equity securities	(170)	(1,873)
Asset impairments	6,214	—
Goodwill impairment	16,203	—
Gain on lease modification	(171)	—
Stock-based compensation	1,791	2,091
Non-cash lease expense	510	560
Retention expense	235	223
Restructuring and severance costs	1,076	—
Adjusted loss before income taxes	(3,514)	(1,563)
Benefit for income taxes at 21%	(738)	(328)

Adjusted net loss	$(2,776)	$(1,235)

Average shares outstanding, as reported
Basic	9,099	8,983
Diluted	9,099	8,983

Adjusted net loss per common share
Basic	$(0.31)	$(0.14)
Diluted	$(0.31)	$(0.14)

Liquidity and Capital Resources
Summary
We closely manage our liquidity and capital resources. Our liquidity requirements depend on key variables, including level of investment required to support our business strategies, the performance of our business, capital expenditures, credit facilities and working capital management. Capital expenditures and share repurchases are a component of our cash flow and capital.
Cash Flows
Cash flows were as follows:

	Year ended December 31,
(in thousands)	2020	2019
Total cash provided by (used in):
Operating activities	17,978	28,640
Investing activities	994	(25,695)
Financing activities	(19,362)	(4,539)
Net decrease in cash and cash equivalents	$(390)	$(1,594)

Operating Activities
The decrease in net cash provided by operating activities for the full-year 2020 compared to the full-year 2019 was primarily driven by a net loss of $27.3 million for 2020 compared to a net loss of $3.0 million for 2019, and changes in working capital, driven by accounts receivable and inventory, which increased operating cash flow for 2020 by approximately $14.6 million, compared to an increase of approximately $29.6 million in 2019. In 2020, accounts receivable and inventory decreased over prior year but at a slower rate. The decrease in accounts receivable was driven by lower sales and a decrease in days sales outstanding to 45 days as of December 31, 2020 from 46 days as of December 31, 2019. The decrease in inventory was due to continued inventory rationalization efforts throughout 2020 to enhance the Company's liquidity position during the COVID-19 pandemic and an increase in inventory turns from 1.62 turns as of December 31, 2019 to 1.70 turns as of December 31, 2020.
Investing Activities
Net cash provided by investing activities primarily consists of transactions related to capital expenditures, equity security transactions, and acquisitions. The increase in cash provided by investing activities for the full-year 2020 compared to cash used in investing activities for the full-year 2019 was primarily due to a decrease in cash outflows related to the American Stainless acquisition in the prior year not in the current year ($21.9 million), an increase in net proceeds from the sale of equity securities in the current year over the prior year ($4.4 million) and decreases in capital expenditures ($0.8 million).
Financing Activities
Net cash used in financing activities primarily consist of transactions related to our long-term debt. The increase in net cash used in financing activities for the full-year 2020 compared to the full-year 2019 was primarily due to borrowings from the Term Loan related to the American Stainless acquisition in the prior year not in the current year.
Sources of Liquidity
Funds generated by operating activities, available cash and cash equivalents and our credit facilities are our most significant sources of liquidity. We believe our sources of liquidity will be sufficient to fund operations, debt obligations and anticipated capital expenditures over the next 12 months.
The Company has a $100 million asset-backed revolving Line with a maturity date of December 20, 2021 and a $20 million Term Loan with a maturity date of February 1, 2024. As of December 31, 2020, the Company had $61.4 million of total borrowings outstanding with its lender, down $14.2 million from the balance as of December 31, 2019. As of December 31, 2020, the Company had $11.0 million of remaining available capacity under the Line. See Note 6 - Long-term Debt, in the notes to the consolidated financial statements for additional information.

The Company is subject to certain covenants including maintaining a minimum fixed charge coverage ratio of not less than 1.25, maintaining a minimum tangible net worth of not less than $60.0 million, and a limitation on the Company's maximum amount of capital expenditures per year, which is in line with current projected needs.
The Company notified its bank of a technical default of the fixed charge coverage ratio in its Credit Agreement at the quarters ended June 30, 2020 and September 30, 2020. To address the technical defaults, the Company entered into two amendments to its Credit Agreement with its bank subsequent to the end of the each quarter. See Note 6 - Long-term Debt, in the notes to the consolidated financial statements for additional information.
As of December 31, 2020, the Company had a minimum fixed charge coverage ratio of 1.43, a minimum tangible net worth of $67.1 million and was in compliance with all debt covenants.
On January 15, 2021, the Company and its subsidiaries entered into a new Credit Agreement with BMO Harris Bank N.A. providing the Company with a new four-year revolving credit facility (the "Facility"). The new Credit Agreement provides the Company with up to $150.0 million of borrowing capacity. The Facility refinances and replaces the Company's previous $100.0 million asset based revolving line of credit with Truist Bank ("Truist"), which was scheduled to mature on December 21, 2021, and the remaining portion of the Company's five-year $20 million term loan with Truist, which was scheduled to mature on February 1, 2024. The initial borrowing capacity under the Facility totals $110.0 million. See Note 6 and Note 18 for additional details on this new agreement.
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
On February 21, 2019, the Board of Directors authorized a stock repurchase program for up to 850,000 shares of its outstanding common stock over 24 months. The shares will be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Under the program, the purchases will be funded from available working capital, and the repurchased shares will be returned to the status of authorized, but unissued shares of common stock or held in treasury. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. As of December 31, 2020, the Company has 790,383 shares of its share repurchase authorization remaining.
Stock repurchase activity was as follows:

	Year ended December 31,
	2020	2019
Number of shares repurchased	59,617	—
Average price per share	$10.65	—
Total cost of shares repurchased	$636,940	$—
At the end of each fiscal year, the Board reviews the financial performance and capital needed to support future growth to determine the amount of cash dividend, if any, which is appropriate. In 2020 and 2019, no dividends were declared or paid by the Company.
Other Financial Measures
Below are additional financial measures that we believe are important in understanding the Company's liquidity position from year to year. The metrics are defined as:
Current ratio = current asset divided by current liabilities
Debt to capital = Total debt divided by total capital
Return on average equity = net income divided by the trailing 12-month average of equity
Results of these additional financial measures are as follows:

	Year ended December 31,
	2020	2019
Current ratio	4.1	3.6
Debt to capital	43%	41%
Return on average equity	(29.2)%	(2.9)%

Off-Balance Sheet Arrangements and Contractual Obligations
The Company has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on the Company's financial position, revenues, results of operations, liquidity, or capital expenditures.
As of December 31, 2020, the Company's contractual obligations and other commitments were as follows:

		Payment Obligations for the Year Ended
(in thousands)	Total	2021	2022	2023	2024	2025	Thereafter
Obligations:
Revolving credit facility(1)	$49,037	$49,037	$—	$—	$—	$—	$—
Term loans(1)	12,333	4,000	4,000	4,000	333	—	—
Interest on bank debt	1,284	1,102	131	48	3	—	—
Finance lease	58	20	15	15	8	—	—
Operating leases	61,682	3,610	3,665	3,699	3,549	3,619	43,540
Total	$124,394	$57,769	$7,811	$7,762	$3,893	$3,619	$43,540
(1) On January 15, 2021, the Company and its subsidiaries entered into a new Credit Agreement with BMO Harris Bank N.A .providing the Company with a new four-year revolving credit facility. The amounts in the table above do not include the effects of the debt refinance. See Note 6 and Note 18 for additional details on this new agreement
Critical Accounting Policies and Estimates
The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the Company's consolidated financial statements.
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
Earn-Out Liabilities
In connection with the American Stainless acquisition, the Company is required to make quarterly earn-out payments to American Stainless for a period of three years following closing equal to six and one-half percent (6.5 percent) of ASTI’s revenue over the three-year earn-out period.
In connection with the MUSA-Galvanized acquisition, the Company is required to make quarterly earn-out payments to MUSA for a period of four years following closing, based on actual sales levels of galvanized pipe and tube.
In connection with the MUSA-Stainless acquisition, the Company is required to make quarterly earn-out payments to MUSA for a period of four years following closing, based on actual sales levels of stainless steel pipe and tube (outside diameter of 10 inches or less).

The fair value of the contingent consideration earn-out liabilities are estimated by applying the probability-weighted expected return method using management's estimates of pounds to be shipped and future price per unit. Changes to the fair value of the earn-out liabilities are determined each quarter-end and charged to income or expense in the “Earn-Out Adjustments” line item in the consolidated statements of operations and comprehensive loss.
Goodwill
Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is tested for impairment at least on an annual basis. Goodwill was $1.4 million and $17.6 million as of December 31, 2020 and 2019, respectively.
Impairment of Goodwill
We evaluate the carrying value of goodwill annually as of October 1 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.
Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit's carrying value is compared to its fair value. The fair value of the reporting units are estimated using a combination of the discounted cash flow method and the market based approach. This method uses projections of cash flows from the reporting unit as well as available comparable company information. This approach requires significant judgments including the Company's projected net cash flows, the weighted average cost of capital used to discount the cash flows and terminal value assumptions. We derive these assumptions used in the testing from several sources. Many of these assumptions are derived from our internal budgets, which would include existing sales data based on current product lines and assumed production levels, manufacturing costs and product pricing. We believe that our internal forecasts are consistent with those that would be used by a potential buyer in valuing our reporting units. Goodwill is considered impaired if the carrying value of the reporting unit exceeds it fair value.
During 2020, goodwill was allocated to the Welded Pipe & Tube reporting unit found within the Metals Segment and the Specialty Chemicals Segment. During the second quarter, third quarter, and fourth quarter of 2020, the Company determined potential indicators of impairment within the Welded Pipe & Tube reporting unit existed and interim goodwill impairment tests were performed. As a result of these interim impairment tests, the Company recorded goodwill impairment of $16.2 million related to the Welded Pipe and Tube reporting unit.
We conducted our annual impairment test of the Specialty Chemicals Segment as of October 1, 2020 and 2019. As of December 31, 2020 and 2019, we determined that no impairment of the carrying value of goodwill for this reporting unit was required. See Note 5 - Goodwill in the notes to the consolidated financial statements included in this report for additional information.
Inventory
Inventory is stated at the lower of cost or net realizable value. Cost is determined by either specific identification or weighted average methods. At the end of each quarter, all facilities review recent sales reports to identify sales price trends that would indicate products or product lines that are being sold below our cost. This would indicate that an adjustment would be required. Factors influencing these adjustments include changes in demand, product life cycle, cost trends and product pricing.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risks from adverse changes in interest rates and nickel prices.
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

Fair value of the Company's debt obligations as of December 31, 2020, which approximated the recorded value, consisted of:

•$49.0 million under a revolving line of credit with an availability of $11.0 million, maturing December 20, 2021 with a variable interest rate of 1.81 percent;
•$12.3 million under a term loan, maturing February 1, 2024 with a variable interest rate of 2.06 percent; and
•An interest rate swap contract with a notional amount of $3.8 million which fixes the term loan interest rate at 3.74 percent. The fair value of the interest rate swap contract was a liability to the Company of $45,041.
On January 15, 2021, the Company and its subsidiaries entered into a new Credit Agreement with BMO Harris Bank N.A. providing the Company with a new four-year revolving credit facility. See Note 18 for additional details on this new agreement.
The Company occasionally hedges its nickel exposure to provide coverage against extreme downside product pricing exposure related to the content of nickel alloy contained in purchased stainless steel inventory. The sales price of stainless steel product (containing nickel alloy) is subject to a variable pricing component for alloys (nickel, chrome, molybdenum and iron) contained in the product. As of December 31, 2020, the Company had no such hedge contracts in place.

Management's Annual Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control involves maintaining records that accurately represent our business transactions, providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be detected or prevented on a timely basis.
Because of innate limitations, internal control over our financial statements is not intended to provide absolute guarantee that a misstatement can be detected or prevented in the statements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies may deteriorate.
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO framework). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Based on this evaluation, and those criteria, the Company's CEO and CFO concluded that the Company's internal control over financial reporting was effective as of December 31, 2020.
This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report as a non-accelerated filer.

Changes in Internal Control Over Financial Reporting
Other than the actions taken as described below under "Remediation Efforts to Address Material Weakness," there were no changes in the Company's internal control over financial reporting during the fourth quarter of 2020, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Efforts to Address Material Weakness
In response to the material weakness identified in Management’s Report on Internal Control Over Financial Reporting as set forth in item 4 “Controls and Procedures” in the second quarter 2020 Form 10-Q filing, management, with oversight from the Audit Committee of the Board of Directors, developed and fully executed a plan to remediate the material weakness at Synalloy. The remediation actions included the following:
•Conducted executive coaching and mentoring sessions with select executives to reinforce their responsibility in maintaining effective internal control over financial reporting;
•Performed activities to identify, evaluate, and align job descriptions with job responsibilities;
•Reaffirmed communication protocols and refreshed policies related to the transition process for new finance executives and Audit Committee members; and
•Implemented an independent third-party Ethics and Compliance Hotline service for the receipt and timely reporting to the Audit Committee.
During our fourth fiscal quarter of 2020, we completed our testing of the operating effectiveness of the controls and found them to be effective. As a result, we have concluded the material weakness has been remediated as of December 31, 2020.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Synalloy Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Synalloy Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the years then ended, and the related notes and financial statement Schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Earn-out liabilities
As discussed in Notes 1 and 3 to the consolidated financial statements, the Company has recorded a liability for the quarterly earn-out payments to be made to the previous owners of acquired businesses, which included MUSA-Galvanized and ASTI. The earn-out payments are based on actual revenues earned over the respective earn-out periods pursuant to the asset purchase agreements. The fair value of the earn-out liabilities was estimated by applying the probability-weighted expected return method using management’s revenue projections, which required an estimation of pounds to be shipped and future price per unit. The fair value of the earn-out liabilities as of December 31, 2020 was $3.7 million, of which $3.3 million related to the MUSA-Galvanized and ASTI acquisitions. The liabilities are classified as Level 3 in the fair value hierarchy.
We identified the earn-out liabilities for the MUSA-Galvanized and ASTI acquisitions as a critical audit matter. Significant auditor judgment was required in evaluating management’s revenue projections used in the fair value estimation of the related earn-out liabilities due to the unobservable nature of management’s projections of pounds to be shipped and the future price per unit.

The following are the primary procedures we performed to address this critical audit matter. We compared the Company’s historical revenue forecasts to actual results to assess the Company’s ability to accurately forecast and we performed sensitivity analyses over the Company’s revenue projections (pounds and price) to assess the impact on the Company’s determination of the fair value of the earn-out liabilities. We involved valuation professionals with specialized skills and knowledge, who utilized third-party market research tools to assist in the evaluation of the revenue projections by comparing third-party market data to the Company’s revenue projections.
/s/ KPMG LLP
We have served as the Company’s auditor since 2015.
Richmond, Virginia
March 9, 2021

Item 8. Financial Statements and Supplementary Data

SYNALLOY CORPORATION
Consolidated Balance Sheets
As of December 31, 2020 and 2019
(in thousands, except par value and share data)

	2020	2019
Assets
Current assets
Cash and cash equivalents	$236	$626
Accounts receivable, net	28,183	35,074
Inventories, net
Raw materials	35,997	42,643
Work-in-process	20,304	17,354
Finished goods	28,779	38,189
Total inventories, net	85,080	98,186
Prepaid expenses and other current assets	13,384	13,229
Total current assets	126,883	147,115

Property, plant and equipment, net	35,096	40,690
Right-of-use assets, operating leases, net	31,769	35,772
Goodwill	1,355	17,558
Intangible assets, net	11,426	15,714
Deferred charges, net	455	348
Total assets	$206,984	$257,197

Liabilities and Shareholders' equity
Current liabilities
Accounts payable	$19,732	$21,150
Accrued expenses and other current liabilities	6,123	6,037
Current portion of long-term debt	875	4,000
Current portion of earn-out liability	3,434	5,576
Current portion of operating lease liabilities	867	3,562
Current portion of finance lease liabilities	19	253
Total current liabilities	31,050	40,578

Long-term debt	60,495	71,554
Long-term portion of earn-out liability	287	3,578
Long-term portion of operating lease liabilities	32,771	33,723
Long-term portion of finance lease liabilities	37	336
Deferred income taxes	1,957	790
Other long-term liabilities	92	127

Shareholders' equity
Common stock, par value $1 per share - authorized 24,000,000 shares; issued 10,300,000 shares	10,300	10,300
Capital in excess of par value	37,719	37,407
Retained earnings	42,835	70,552
	90,854	118,259
Less cost of common stock in treasury - 1,123,319 and 1,257,784 shares, respectively	10,559	11,748
Total shareholders' equity	80,295	106,511
Commitments and contingencies – see Note 12

Total liabilities and shareholders' equity	$206,984	$257,197
 See accompanying notes to consolidated financial statements.

SYNALLOY CORPORATION
Consolidated Statements of Operations and Comprehensive Loss
For the years ended December 31, 2020 and 2019
(in thousands, except per share data)

	2020	2019
Net sales	$256,000	$305,168
Cost of sales	233,348	274,395
Gross profit	22,652	30,773

Selling, general and administrative expense	28,718	32,627
Acquisition related costs	845	601
Proxy contest costs	3,105	—
Earn-out adjustments	(1,195)	(747)
Asset impairments	6,214	—
Goodwill impairment	16,203	—
Gain on lease modification	(171)	—
Operating loss	(31,067)	(1,708)
Other (income) and expense
Interest expense	2,110	3,818
Change in fair value of interest rate swap	51	141
Other, net	(1,255)	(1,904)
Loss before income taxes	(31,973)	(3,763)
Benefit from income taxes	(4,706)	(727)
Net loss and comprehensive loss	(27,267)	(3,036)

Net loss per common share:
Basic	$(3.00)	$(0.34)
Diluted	$(3.00)	$(0.34)

Weighted average number of common shares outstanding:
Basic	9,099	8,983
Diluted	9,099	8,983
See accompanying notes to consolidated financial statements.

SYNALLOY CORPORATION
Consolidated Statement of Cash Flows
For the years ended December 31, 2020 and 2019
(in thousands)

	2020	2019
Operating activities
Net loss	$(27,267)	$(3,036)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	7,572	7,578
Amortization expense	3,028	3,486
Amortization of debt issuance costs	177	160
Asset impairments	6,214	—
Goodwill impairment	16,203	—
Unrealized gain on equity securities	(208)	(1,547)
Deferred income taxes	1,167	(773)
Proceeds from business interruption insurance	1,040	—
Loss (gain) on sale of equity securities	38	(326)
Earn-out adjustments	(1,195)	(747)
Payments of earn-out liabilities in excess of acquisition date fair value	(292)	(448)
Provision for (reduction of) losses on accounts receivable	890	(171)
Provision for losses on inventories	271	1,617
Loss (gain) on sale of property, plant and equipment	237	(50)
Non-cash lease expense	510	560
Non-cash lease termination loss	24	—
Gain on lease modification	(171)	—
Change in fair value of interest rate swap	51	(141)
Issuance of treasury stock for director fees	345	304
Stock-based compensation expense	1,791	2,091
Changes in operating assets and liabilities:
Accounts receivable	5,552	9,696
Inventories	9,122	19,962
Other assets and liabilities	(912)	179
Accounts payable	(1,418)	(5,323)
Accrued expenses	86	(3,317)
Accrued income taxes	(4,877)	(1,114)
Net cash provided by operating activities	17,978	28,640
Investing activities
Purchases of property, plant and equipment	(3,748)	(4,537)
Proceeds from sale of property, plant and equipment	312	189
Purchases of equity securities	—	(544)
Proceeds from sale of equity securities	4,430	1,092
Acquisitions	—	(21,895)
Net cash provided by (used in) investing activities	994	(25,695)
Financing activities
Repayments on line of credit	(10,184)	(17,185)
Borrowings from term loan	—	20,000
Payments on long-term debt	(4,000)	(3,666)
Principal payments on finance lease obligations	(109)	(106)
Payments for finance lease terminations	(204)	—
Payments on earn-out liabilities	(3,946)	(3,627)
Payments of deferred financing costs	(284)	—
Proceeds from exercised stock options	—	45
Repurchase of common stock	(635)	—
Net cash used in financing activities	(19,362)	(4,539)
Decrease in cash and cash equivalents	(390)	(1,594)
Cash and cash equivalents at beginning of year	626	2,220
Cash and cash equivalents at end of year	$236	$626
See accompanying notes to consolidated financial statements.

SYNALLOY CORPORATION
Consolidated Statements of Shareholders' Equity
For the years ended December 31, 2020 and 2019
(in thousands, except share and per share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Cost of Common Stock in Treasury	Total
Balance December 31, 2018	$10,300	$36,521	$68,965	$—	$(13,302)	$102,484

Net loss	—	—	(3,036)	—	—	(3,036)
Cumulative-effect adjustment related to ASU 2016-02, net of tax	—	—	4,623	—	—	4,623
Issuance of 162,869 shares of common stock from the treasury	—	(1,217)	—	—	1,521	304
Stock options exercised for 3,628 shares, net	—	12	—	—	33	45
Stock-based compensation	—	2,091	—	—	—	2,091
Balance December 31, 2019	$10,300	$37,407	$70,552	$—	$(11,748)	$106,511

Net loss	—	—	(27,267)	—	—	(27,267)
Cumulative adjustment due to adoption of ASU 2016-13	—	—	(450)	—	—	(450)
Issuance of 194,082 shares of common stock from treasury	—	(1,479)	—	—	1,824	345
Stock-based compensation	—	1,791	—	—	—	1,791
Purchase of common stock	—	—	—	—	(635)	(635)
Balance December 31, 2020	$10,300	$37,719	$42,835	$—	$(10,559)	$80,295
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
The Company's business is divided into two reportable operating segments, the Metals Segment and the Specialty Chemicals Segment. As of December 31, 2020, the Metals Segment operated as three reportable units including Welded Pipe & Tube Operations, a unit that includes Bristol Metals, LLC ("BRISMET") and American Stainless Tubing, LLC ("ASTI"), which began operations effective January 1, 2019 pursuant to our acquisition of substantially all of the assets of American Stainless Tubing, Inc. ("American Stainless") (see Note 15 to the consolidated financial statements), Palmer of Texas Tanks, Inc. ("Palmer"), and Specialty Pipe & Tube, Inc. ("Specialty"). Welded Pipe & Tube Operations manufactures stainless steel, galvanized, ornamental stainless steel pipe and tube, and other alloy pipe and tube. Palmer manufactures liquid storage solutions and separation equipment. Specialty is a master distributor of seamless carbon pipe and tube. The Specialty Chemicals Segment operates as one reportable unit and is comprised of Manufacturers Chemicals, LLC ("MC"), a wholly-owned subsidiary of Manufacturers Soap and Chemical Company ("MS&C"), and CRI Tolling, LLC ("CRI Tolling") and produces specialty chemicals.
Principles of Consolidation and Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. The Metals Segment is comprised of four subsidiaries: Synalloy Metals, Inc. which owns 100 percent of BRISMET, located in Bristol, Tennessee and Munhall, Pennsylvania; ASTI, located in Troutman and Statesville, North Carolina; Palmer, located in Andrews, Texas; and Specialty, located in Mineral Ridge, Ohio and Houston, Texas. The Specialty Chemicals Segment consists of two subsidiaries: MS&C which owns 100 percent of MC, located in Cleveland, Tennessee and CRI Tolling, located in Fountain Inn, South Carolina. All significant intercompany transactions have been eliminated. Certain prior year amounts have been reclassified to conform with current year presentation.
Use of Estimates
The preparation of the Company's financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosures of contingent assets and liabilities. The Company bases these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying value of assets and liabilities that are readily available from other sources. Actual results may differ from these estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
Accounts Receivable
Accounts receivable from the sale of products are recorded at net realizable value and the Company generally grants credit to customers on an unsecured basis. Substantially all of the Company's accounts receivable are due from companies located throughout the United States. The Company provides an allowance for credit losses for projected uncollectible amounts. The allowance is based upon an analysis of accounts receivable balances with similar risk characteristics on a collective basis, considering factors such as the aging of receivables balances, historical loss experience, current information, and future expectations. Each reporting period, the Company reassesses whether any accounts receivable no longer share similar risk characteristics and should instead be evaluated as part of another pool or on an individual basis. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables are generally due within 30 to 60 days. Delinquent receivables are written off based on individual credit evaluations and specific circumstances of the customer.

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

Inventories
Inventory is stated at the lower of cost or net realizable value. Cost is determined by either specific identification or weighted average methods.
At the end of each quarter, all facilities review recent sales reports to identify sales price trends that would indicate products or product lines that are being sold below our cost. This would indicate that an adjustment would be required.
During the year ended December 31, 2020, adjustments of $3.8 million to inventory cost were required by our storage tank facility due to the curtailment of operations at our Palmer facility as a result of the COVID-19 pandemic and lower demand for oil and gas products which caused the net realizable value to fall below inventory cost for certain tanks.
During the year ended December 31, 2019, adjustments of $0.2 million to inventory cost were required by our storage tank facility as lower demand for oil and gas products caused the net realizable value to fall below inventory cost for certain tanks.
Stainless steel, both in its raw material (coil or plate) or finished goods (pipe and tube) state is purchased/sold using a base price plus an additional surcharge which is dependent on current nickel prices. As raw materials are purchased, it is priced to the Company based upon the surcharge at that date. When the selling price of the finished pipe is set for the customer, approximately three months later, the then-current nickel surcharge is used to determine the proper selling prices. A lower of cost or net realizable value ("LCNRV") adjustment is recorded when the Company's inventory cost, based upon a historical nickel price, is greater than the current selling price of that product due to a reduction in the nickel surcharge. During the years ended December 31, 2020 and 2019, respectively, no material LCNRV adjustments were required by our Metals Segment other than those at our storage tank facility.
In addition, the Company establishes inventory reserves for:
•Estimated obsolete or unmarketable inventory. The Company identified inventory items with no sales activity for finished goods or no usage for raw materials for a certain period of time. For those inventory items not currently being marketed and unable to be sold, a reserve was established for 100 percent of the inventory cost less any estimated scrap proceeds. The Company reserved $0.2 million and $0.3 million as of December 31, 2020 and 2019, respectively.
•Estimated quantity losses. The Company performs an annual physical count of inventory during the fourth quarter each year. For those facilities that complete their physical inventory counts before the end of December, a reserve is established for the potential quantity losses that could occur subsequent to their physical inventory. This reserve is based upon the most recent physical inventory results. The Company had $0.5 million and $0.4 million reserved for physical inventory quantity losses as of December 31, 2020 and 2019, respectively.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is determined based on the straight-line method over the estimated useful life of the assets. Leasehold improvements are depreciated over the shorter of their useful lives or the remaining non-cancellable lease term, buildings are depreciated over a range of 10 years to 40 years, and machinery, fixtures and equipment are depreciated over a range of three years to 20 years. The costs of software licenses are amortized over five years using the straight-line method. The Company continually reviews the recoverability of the carrying value of long-lived assets. The Company also reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. When the future undiscounted cash flows of the operation to which the assets relate do not exceed the carrying value of the asset, the assets are written down to fair value.
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

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

Goodwill and Intangible Assets
Goodwill, arising from the excess of purchase price over fair value of net assets of businesses acquired, is not amortized but is reviewed annually, at the reporting unit level, in the fourth quarter for impairment and whenever events or circumstances indicate that the carrying value may not be recoverable. During the second quarter, third quarter, and fourth quarter of 2020, the Company identified potential indicators of impairment within the Welded Pipe & Tube reporting unit included in the Metals Segment existed and performed interim goodwill impairment testing analyses. As a result of these analyses, the Company recorded a full goodwill impairment charge of $10.7 million in the third quarter of 2020 and $5.5 million in the fourth quarter of 2020. No goodwill impairment was identified as a result of the annual testing procedures performed for the Specialty Chemicals Segment for the year ended December 31, 2020.
No goodwill impairment was identified as a result of the testing procedures performed for the year ended December 31, 2019.
Intangible assets represent the fair value of intellectual, non-physical assets resulting from business acquisitions and are amortized over their estimated useful lives using either an accelerated or straight-line method over a period ranging from eight to 15 years. The weighted average amortization period for the customer relationships is approximately 11 years.
During the second quarter of 2020, due to the continued curtailment of operations related to the COVID-19 pandemic and management's decision to pursue a sale and exit of the Palmer business, the intangible customer list related to Palmer was written down to its estimated fair market value of zero, resulting in an impairment charge of $1.3 million, which is included in "Asset impairments" on the consolidated statement of operations and comprehensive loss. Intangible assets totaled $31.7 million and $32.6 million as of December 31, 2020 and 2019, respectively. Accumulated amortization of intangible assets as of December 31, 2020 and 2019 totaled $19.8 million and $16.6 million, respectively.
Estimated amortization expense for the next five fiscal years based on existing intangible assets is as follows:

(in thousands)
2021	2,721
2022	2,501
2023	1,050
2024	952
2025	855
Thereafter	3,347
Total	11,426
The Company recorded amortization expense of $3.0 million and $3.5 million for 2020 and 2019, respectively, which excludes amortization expense of debt issuance costs, which is reflected in the consolidated financial statements as interest expense.
Long-Lived Asset Impairment
The carrying amounts of long-lived assets are reviewed whenever certain events or changes in circumstances indicate that the carrying amounts may not be recoverable. A potential impairment has occurred for long-lived assets held-for-use if projected future undiscounted cash flows expected to result from the use and eventual disposition of the assets are less than the carrying amounts of the assets. An impairment loss is recorded for long-lived assets held-for-use when the carrying amount of the asset is not recoverable and exceeds its fair value.
For long-lived assets to be abandoned, the Company considers the asset to be disposed of when it ceases to be used. Until it ceases to be used, the Company continues to classify the asset as held-for-use and test for potential impairment accordingly. If the Company commits to a plan to abandon a long-lived asset before the end of its previously estimated useful life, its depreciable life is re-evaluated.
Fair value measurements associated with long-lived asset impairments are included in Note 3 to the consolidated financial statements.

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

Earn-Out Liabilities
In connection with the American Stainless acquisition, the Company is required to make quarterly earn-out payments to American Stainless for a period of three years following closing equal to six and one-half percent (6.5 percent) of ASTI’s revenue over the three-year earn-out period.
In connection with the MUSA-Galvanized acquisition, the Company is required to make quarterly earn-out payments to MUSA for a period of four years following closing, based on actual sales levels of galvanized pipe and tube.
In connection with the MUSA-Stainless acquisition, the Company is required to make quarterly earn-out payments to MUSA for a period of four years following closing, based on actual sales levels of stainless steel pipe and tube (outside diameter of 10 inches or less).
The fair value of the earn-out liabilities are estimated by applying the probability-weighted expected return method using management's estimates of pounds to be shipped and future price per unit. Changes to the fair value of the earn-out liabilities are determined each quarter-end and charged to income or expense in the “Earn-Out Adjustments” line item in the consolidated statements of operations and comprehensive loss. See Note 3 for additional information on the Company's earn-out liabilities.
Revenue Recognition
Revenues are recognized when control of the promised goods or services is transferred to our customers upon shipment, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Substantially all of the Company's revenues are derived from contracts with customers where performance obligations are satisfied at a point-in-time. Our contracts with customers may include multiple performance obligations. For such arrangements, revenue for each performance obligation is based on its standalone selling price and revenue is recognized as each performance obligation is satisfied. The Company generally determines standalone selling prices based on the prices charged to customers using the adjusted market assessment approach or expected cost plus margin. Deferred revenues are recorded when cash payments are received in advance of satisfying the performance obligation, including amounts which are refundable. See Note 2 - Revenue Recognition for additional information on the Company's revenue.
Shipping Costs
Shipping costs of approximately $8.0 million and $10.9 million in 2020 and 2019, respectively, are recorded in cost of goods sold on the consolidated statement of operations and comprehensive loss.
Research and Development Expenses
The Company incurred research and development expense of approximately $0.5 million and $0.6 million in 2020 and 2019, respectively.
Stock-Based Compensation
Share-based payments to employees, including grants of employee stock options, are recognized in the consolidated statements of operations and comprehensive loss as compensation expense (based on their estimated fair values at grant date) generally over the vesting period of the awards using the straight-line method. Any forfeitures of stock-based awards are recorded as they occur. See Note 8 for disclosures related to stock-based compensation.
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
Additionally, the Company maintains reserves for uncertain tax provisions, if necessary. See Note 9 for additional information on the Company's income taxes.

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

Earnings Per Share of Common Stock
Earnings per share of common stock are computed based on the weighted average number of basic and diluted shares outstanding during each period.
Leases
The Company determines whether an arrangement is a lease at contract inception. For leases in which the Company is the lessee, the Company recognizes a right-of-use asset and corresponding lease liability on the consolidated balance sheets equal to the present value of the fixed lease payments over the lease term. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets. Lease liabilities represent an obligation to make lease payments arising from a lease while right-of-use assets represent a right to use an underlying asset during the lease term. The Company's leases generally do not have an implicit rate. The Company uses its incremental borrowing rate to determine the present value of fixed lease payments based on information available at the lease commencement date. Lease costs are recognized on a straight-line basis over the lease term.
Right-of-use assets and operating lease liabilities are remeasured upon certain modifications to leases using the present value of the remaining lease payments and estimated incremental borrowing rate upon lease modification. The difference between the remeasured right-of-use asset and the operating lease liabilities are recognized as a gain or loss within operating expenses. The Company reviews any changes to its lease agreements for potential modifications and/or indicators of impairment of the respective right-of-use asset. See Note 11 for additional information on the Company's leases.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits and trade accounts receivable.
Recent accounting pronouncements
Recently Issued Accounting Standards - Adopted
On January 1, 2020, the Company adopted ASU No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The updated guidance removes disclosure requirements pertaining to the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. In addition, the amendment clarifies that the measurement uncertainty disclosure is to communicate information about uncertainty in measurement as of the reporting date. The guidance also adds disclosure requirements for changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 measurements held at the end of the reporting period as well as the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The adoption of this standard by the Company did not have a material impact on the consolidated financial statements or footnote disclosures. See Note 3 for further discussion on the Company's fair value measurements.
On January 1, 2020, the Company adopted ASU No. 2017-04 Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. The updated guidance eliminated step two of the goodwill impairment test and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. Additionally, the amount of goodwill allocated to a reporting unit with a zero or negative carrying amount of net assets should be disclosed. The adoption of this standard by the Company did not have a material impact on the consolidated financial statements.
On January 1, 2020, the Company adopted ASU No. 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The updated guidance amends the current accounting guidance and requires the measurement of all expected losses based on historical experience, current conditions, and reasonable and supportable forecasts rather than the incurred loss model which reflects losses that are probable. Entities are required to apply these changes through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company evaluated its financial instruments and determined that its trade accounts receivable are subject to the new current expected credit loss model. Based upon the application of the new current expected credit loss model, on January 1, 2020, we recorded a cumulative effect adjustment of $0.4 million to Retained Earnings. The adoption of this standard by the Company did not have a material impact on the consolidated statement of operations and comprehensive loss or cash flows.

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

On September 30, 2020, the Company early adopted ASU No. 2019-12 "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." This ASU removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences as well as adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group. The most significant impact to the Company is the removal of a limit on the tax benefit recognized on pre-tax losses in interim periods. The adoption of this standard by the Company did not have a material effect on the consolidated financial statements or footnote disclosures.
Recently Issued Accounting Standards - Not Yet Adopted
The Company considers the applicability and impact of all ASU's. Recently issued ASU's not listed were assessed and determined to be either not applicable or are expected to have no material impact on our consolidated financial statements.
Note 2: Revenue Recognition
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

	December 31,
(in thousands)	2020	2019
Specialty chemicals	$51,541	$54,090
Stainless steel pipe and tube	154,974	167,907
Heavy wall seamless carbon steel pipe and tube	23,670	30,607
Fiberglass and steel liquid storage tanks and separation equipment	5,503	28,722
Galvanized pipe and tube	20,312	23,842
Net sales	$256,000	$305,168
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

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

Note 3: Fair Value of Financial Instruments
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
Level 1: Equity securities
During 2020, the Company sold 1.2 million shares of equity securities for a realized loss of $37,954. During 2019, the Company sold 0.5 million shares of equity securities for a realized gain of $0.3 million.
The Company held no equity securities as of December 31, 2020. The fair value of equity securities held by the Company as of December 31, 2019 was $4.3 million and is included in "Prepaid expenses and other current assets" on the accompanying consolidated balance sheets.
Level 2: Derivative instruments
The Company had one interest rate swap contract, which is classified as a Level 2 financial instrument as it is not actively traded and is valued using pricing models that use observable inputs. The fair value of the interest swap contract entered into on August 21, 2012 was a liability of $45,041 and an asset of $6,088 as of December 31, 2020 and 2019, respectively. The interest rate swap was priced using discounted cash flow techniques. Changes in its fair value are recorded to other income (expense) with corresponding offsetting entries to current assets or liabilities, as appropriate. Significant inputs to the discounted cash flow model include projected future cash flows based on projected one-month LIBOR and the average margin for companies with similar credit ratings and similar maturities.
Level 3: Contingent consideration (earn-out) liabilities
The fair value of contingent consideration liabilities ("earn-out") resulting from the 2019 American Stainless acquisition, 2018 MUSA-Galvanized acquisition and 2017 MUSA-Stainless acquisition are classified as Level 3. The fair value as of December 31, 2020 of the MUSA-Stainless earn-out, the MUSA-Galvanized earn-out and the American Stainless earn-out was estimated by applying the probability-weighted expected return method using management's estimates of pounds to be shipped and future price per unit. Each quarter-end, the Company re-evaluates its assumptions for all earn-out liabilities and

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

adjusts to reflect the updated fair values. Changes in the estimated fair value of the earn-out liabilities are reflected in the results of operations in the periods in which they are identified. Changes in the fair value of the earn-out liabilities may materially impact and cause volatility in the Company's operating results.
The following table presents a summary of changes in fair value of the Company's Level 3 earn-out liabilities measured on a recurring basis for 2020 and 2019:

(in thousands)	MUSA-Stainless	MUSA-Galvanized	American Stainless	Total
Balance December 31, 2018	$4,252	$3,358	$—	$7,610
Fair value of the earn-out liability associated with the American Stainless (ASTI) acquisition	—	—	6,366	$6,366
Earn-out payments during period	(1,634)	(712)	(1,729)	$(4,075)
Changes in fair value during the period	(215)	(864)	332	$(747)
Balance December 31, 2019	$2,403	$1,782	$4,969	$9,154
Earn-out payments during period	(1,625)	(611)	(2,002)	$(4,238)
Changes in fair value during the period	(403)	(230)	(562)	$(1,195)
Balance December 31, 2020	$375	$941	$2,405	$3,721
For the year ended December 31, 2020, the Company had no unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value instruments.
Quantitative Information about Significant Unobservable Inputs Used in Level 3 Fair Value Measurements
The following table summarizes the significant unobservable inputs in the fair value measurement of our contingent consideration (earn-out) liabilities as of December 31, 2020:

Instrument	Fair Value December 31, 2020	Principal Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
Contingent consideration (earn-out) liabilities	$3,721	Probability Weighted Expected Return	Discount rate	-	5%
			Timing of estimated payouts	2021 - 2022	-
			Future revenue projections	$4.7M - 12.7M	$9.7M
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company's significant assets or liabilities measured at fair value on a non-recurring basis subsequent to their initial recognition were certain long-lived assets and goodwill for the year ended December 31, 2020.
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

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

During 2020, due to the continued curtailment of operations related to the COVID-19 pandemic, inventory of Palmer was written down to its net realizable value of $2.1 million and certain long-lived assets of Palmer, including tangible and intangible assets, were written down to their estimated fair value of $1.4 million, resulting in asset impairment charges of $6.2 million.
The Company evaluates goodwill for impairment annually and earlier if an event or other circumstances indicates that we may not recover the carrying value of the asset. During 2020, the Company determined potential indicators of impairment within the Welded Pipe & Tube reporting unit included in the Metals Segment existed and, as a result of the Company's goodwill impairment evaluations, it was concluded that the estimated fair value of the Welded Pipe and Tube reporting unit was below its carrying value resulting in a full impairment charge of $16.2 million. See Note 5 - Goodwill for additional details. The Company classifies these fair value measurements as Level 3.
The Company's significant measurements of assets and liabilities at fair value on a non-recurring basis subsequent to their initial recognition were certain acquisition related assets and liabilities for the year ended December 31, 2019.
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
Fair Value of Financial Instruments
For short-term instruments, other than those required to be reported at fair value on a recurring and non-recurring basis and for which disclosures are included above, management concluded the historical carrying value is a reasonable estimate of the fair value because of the short period of time between origination of such instruments and their expected realization. Therefore, as of December 31, 2020 and 2019, the carrying amount for cash and cash equivalents, accounts receivable, accounts payable, and the Company's revolving line of credit, which is based on a variable rate, approximates fair value.
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 or changes in the fair value methodologies used by the Company in the years ended December 31, 2020 or 2019, respectively.

Note 4: Property, Plant and Equipment
Property, plant and equipment consist of the following:

(in thousands)	2020	2019
Land	$3	$63
Leasehold improvements	2,939	1,921
Buildings	84	214
Machinery, fixtures and equipment	100,352	100,300
Construction-in-progress	2,772	2,999
	106,150	105,497
Less accumulated depreciation	71,054	64,807
Property, plant and equipment, net	$35,096	$40,690
The Company recorded depreciation expense of $7.6 million for 2020 and 2019.

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

Note 5: Goodwill
During the second quarter of 2020, the Company determined potential indicators of impairment within the Welded Pipe & Tube reporting unit included in the Metals Segment, with an associated goodwill balance of $16.2 million, existed. Continued deterioration in macroeconomic conditions, continued risks within the stainless steel industrial business, reporting unit operating losses and a decline in the reporting unit's net sales compared to forecast, collectively, indicated that the reporting unit had experienced a triggering event. As a result, the Company quantitatively evaluated the Welded Pipe & Tube reporting unit for impairment. Fair value of the reporting unit was determined using an income approach. Determining the fair value of the reporting unit to determine the implied fair value of the goodwill is judgmental in nature and requires the use of significant management estimates and assumptions. These estimates and assumptions include the discount rate, terminal growth rate, tax rate, projected capital expenditures, and overall operational forecasts, including sales growth, gross margins, and operating margins. Any changes in the judgments, estimates, or assumptions could produce significantly different results. As a result of the goodwill impairment evaluation, it was concluded that the estimated fair value of the Welded Pipe and Tube reporting unit was greater than its carrying value by 1.7% and, as such, no goodwill impairment was necessary in the quarter ended June 30, 2020.

During the third quarter of 2020, the Company determined potential indicators of impairment within the Welded Pipe & Tube reporting unit included in the Metals Segment, with an associated goodwill balance of $16.2 million, existed. Continued declines in the Company's stock price, reporting unit operating losses, and continued declines in the reporting unit's net sales compared to forecast, collectively, indicated that the reporting unit had experienced a triggering event and the need to perform another quantitative evaluation of goodwill. As a result, the Company quantitatively evaluated the Welded Pipe & Tube reporting unit for impairment. Fair value of the reporting unit was determined using a combination of an income approach and a market-based approach with equal weighting applied to each approach. The income approach utilized the estimated discounted cash flows expected to be generated by the reporting unit's assets while the market-based approach utilized comparable company information. Determining the fair value of the reporting unit to determine the implied fair value of the goodwill is judgmental in nature and requires the use of significant management estimates and assumptions. These estimates and assumptions include the discount rate, terminal growth rate, tax rate, projected capital expenditures, and overall operational forecasts, including sales growth, gross margins, and operating margins. Any changes in the judgments, estimates, or assumptions could produce significantly different results. As a result of the goodwill impairment evaluation, it was concluded that the estimated fair value of the Welded Pipe and Tube reporting unit was below its carrying value by 9.7% resulting in a goodwill impairment charge of $10.7 million for the quarter ended September 30, 2020.

During the fourth quarter of 2020, the Company determined potential indicators of impairment within the Welded Pipe & Tube reporting unit included in the Metals Segment, with an associated goodwill balance of $5.5 million, existed. Continued risks within the stainless steel industrial business, reporting unit operating losses, and continued declines in the reporting unit's net sales compared to forecast, collectively, indicated that the reporting unit had experienced a triggering event and the need to perform another quantitative evaluation of goodwill. As a result, the Company quantitatively evaluated the Welded Pipe & Tube reporting unit for impairment. Fair value of the reporting unit was determined using a combination of an income approach and a market-based approach with equal weighting applied to each approach. The income approach utilized the estimated discounted cash flows expected to be generated by the reporting unit's assets while the market-based approach utilized comparable company information. Determining the fair value of the reporting unit to determine the implied fair value of the goodwill is judgmental in nature and requires the use of significant management estimates and assumptions. These estimates and assumptions include the discount rate, terminal growth rate, tax rate, projected capital expenditures, and overall operational forecasts, including sales growth, gross margins, and operating margins. Any changes in the judgments, estimates, or assumptions could produce significantly different results. As a result of the goodwill impairment evaluation, it was concluded that the estimated fair value of the Welded Pipe and Tube reporting unit was below its carrying value by 24.1% resulting in the remainder of the goodwill attributable to the Welded Pipe and Tube reporting unit being impaired and a goodwill impairment charge of $5.5 million for the quarter ended December 31, 2020.

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

During the fourth quarter of 2020, the Company completed its annual goodwill impairment evaluation for the Specialty Chemicals Segment with an associated goodwill balance of $1.4 million. As part of the annual impairment evaluation, the Company quantitatively evaluated the reporting unit for impairment. Fair value of the reporting unit was determined using a combination of an income approach and a market-based approach with equal weighting applied to each approach. The income approach utilized the estimated discounted cash flows expected to be generated by the reporting unit's assets while the market-based approach utilized comparable company information. Determining the fair value of the reporting unit to determine the implied fair value of the goodwill is judgmental in nature and requires the use of significant management estimates and assumptions. These estimates and assumptions include the discount rate, terminal growth rate, tax rate, projected capital expenditures, and overall operational forecasts, including sales growth, gross margins, and operating margins. Any changes in the judgments, estimates, or assumptions could produce significantly different results. As a result of the goodwill impairment evaluation, it was concluded that the estimated fair value of the Specialty Chemicals Segment was greater than its carrying value by 7.4% and, as such, no goodwill impairment was necessary.
Changes in the carrying amount of goodwill by segment for the year ended December 31, 2020 and 2019 are as follows:

(in thousands)	Specialty Chemicals Segment	Metals Segment	Total
Balance December 31, 2018	$1,355	$8,445	$9,800
American Stainless Acquisition	—	7,758	$7,758
Balance December 31, 2019	$1,355	$16,203	$17,558
Impairment charges	—	(16,203)	$(16,203)
Balance December 31, 2020	$1,355	$—	$1,355

Note 6: Long-term Debt

(in thousands)	2020	2019
$100 million Revolving line of credit, due December 20, 2021	$49,037	$59,221
$20 million Term loan, due February 1, 2024	$11,458	$12,333
Current portion of long-term debt	$875	$4,000
Total long-term debt	$61,370	$75,554
Debt Refinancing: On January 15, 2021, the Company and its subsidiaries entered into a new Credit Agreement with BMO Harris Bank N.A. ("BMO"). The new Credit Agreement provides the Company with a new four-year revolving credit facility with up to $150.0 million of borrowing capacity (the "Facility"). The Facility refinances and replaces the Company's previous $100.0 million asset based revolving line of credit with Truist Bank ("Truist"), which was scheduled to mature on December 21, 2021, and the remaining portion of the Company's five-year $20 million term loan with Truist, which was scheduled to mature on February 1, 2024. The initial borrowing capacity under the Facility totals $110.0 million. The current portion of long-term debt as of December 31, 2020 reflects expected payments during 2021.
In addition to refinancing the Company's previously existing bank debt, the Facility will be used for ongoing working capital needs, capital expenditures, and general corporate purposes. Interest on the revolving line of credit portion of the Facility is calculated using the LIBOR Rate (as defined in the Credit Agreement) plus 1.50%, subject to increase based on the calculation of Applicable Margin (as defined in the Credit Agreement). Borrowings under revolving line of credit portion of the Facility are limited to an amount equal to the Borrowing Base calculation (as defined in the Credit Agreement) that includes eligible accounts receivable, inventory, machinery and equipment. Interest on the term potion of the Facility is calculated using the LIBOR Rate (as defined in the Credit Agreement) plus 1.65%, subject to increase based on the calculation of Applicable Margin (as defined in the Credit Agreement).
Pursuant to the Credit Agreement, the Company was required to pledge all of its tangible and intangible properties, including the stock and membership interests of its subsidiaries. The Credit Agreement does not include any financial covenants so long as the availability under the Facility exceeds $11.0 million. If the availability falls below the availability threshold amount, the Credit Agreement provides for a minimum fixed charge coverage ratio equal to 1.0.
Credit Facilities Prior to Debt Refinance: On December 20, 2018, the Company amended its Credit Agreement with its bank to refinance and increase its Line of Credit (the "Line") from $80 million to $100 million and to create a new 5-year

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

term loan in the principal amount of $20 million (the “Term Loan”). The Term Loan was used to finance the American Stainless acquisition (see Note 15). The Term Loan’s maturity date is February 1, 2024 and shall be repaid in 60 consecutive monthly installments.  Interest on the Term Loan is calculated using the One Month LIBOR Rate (as defined in the Credit Agreement), plus 1.90 percent. The Line will be used for working capital needs and as a source for funding future acquisitions. The maturity date of the Line is December 20, 2021. Interest on the Line remains unchanged and is calculated using the One Month LIBOR Rate, plus 1.65 percent. Borrowings under the Line are limited to an amount equal to a Borrowing Base calculation that includes eligible accounts receivable and inventory. The Company evaluated this transaction and determined the restructuring should be accounted for as a debt modification. The Company incurred lender and third-party costs associated with the debt restructuring that were capitalized on the balance sheet in non-current assets
The Line interest rate was 1.81 percent and 3.50 percent as of December 31, 2020 and 2019, respectively. Additionally, the Company is required to pay a fee equal to 0.15 percent on the average daily unused amount of the Line on a quarterly basis. As of December 31, 2020, the amount available for borrowing under the Line was $60.0 million of which $49.0 million was borrowed, leaving $11.0 million of availability. Average Line borrowings outstanding during fiscal 2020 and 2019 were $60.3 million and $69.1 million with weighted average interest rates of 3.50 percent and 5.52 percent, respectively.
The term loan interest rate was 2.06 percent and 3.69 percent as of December 31, 2020 and 2019, respectively. The Company had outstanding borrowings against the term loan of $12.3 million and 16.3 million as of December 31, 2020 and 2019, respectively.
The Company made interest payments on all credit facilities of $2.0 million and $3.5 million in 2020 and 2019, respectively.
Principal payments on long-term debt during the next five fiscal years and thereafter are as follows (in thousands):

2021(1)	53,037
2022	4,000
2023	4,000
2024	333
2025	—
Thereafter	—
(1)The amounts in the table above do not include the effects of the Company's debt refinance. The Company's new revolving credit facility includes a $17.5 million machinery and equipment sub-limit which requires repayments of $0.4 million quarterly starting in July 2021 with a balloon payment due upon maturity of the credit facility in 2025.
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
The Company notified its bank of a technical default of the fixed charge coverage ratio in its Credit Agreement at the quarter ended September 30, 2020. To address the technical default, on October 23, 2020, the Company entered into the Fifth Amendment to the Third Amended and Restated Loan Agreement (the "Fifth Amendment") with its bank. The Fifth Amendment amended the definition of the fixed charge coverage ratio to include in the numerator (i) the calculation of losses from the suspended operations of Palmer in the amount of $1,560,000, which is effective for the quarter ended June 30, 2020 and for the directly following three quarters after June 30, 2020, (ii) the calculation of losses from the suspended operations of Palmer in the amount of $740,000, which is effective for the quarter ended September 30, 2020 and for the directly following three quarters after September 30, 2020, and (iii) the extraordinary expenses related to the investigation of a

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

whistleblower complaint in the amount of $636,000, which is effective for the quarter ended September 30, 2020 and for the directly following three quarters after September 30, 2020.
As of December 31, 2020, the Company had a minimum fixed charge coverage ratio of 1.43 and a minimum tangible net worth of $67.1 million.

Note 7: Accrued Expenses
Accrued expenses consist of the following:

(in thousands)	2020	2019
Salaries, wages, and commissions	3,776	2,972
Taxes, other than income taxes	133	406
Advances from customers	298	153
Insurance	702	578
Professional fees	272	265
Warranty reserve	233	11
Benefit plans	238	242
Insurance financing liability	—	668
Current portion, capital lease obligation	—	39
Interest rate swap liability	45	—
Customer rebate liability	168	275
Other accrued items	258	428
Total accrued expenses	$6,123	$6,037

Note 8: Stock-Based Compensation
Overview of Stock-Based Compensation Plans
The Company has a number of active equity incentive plans under which the Company has been authorized to grant share-based awards to key employees and non-employee directors. A total of 500,000 shares have been previously authorized for grant to key employees and non-employee directors. As of December 31, 2020, there were no shares remaining available for grants under the currently active equity incentive plans.

The Company recognized stock-based compensation expense within SG&A expense on the consolidated statement of operations and comprehensive loss of $1.8 million and $2.1 million in 2020 and 2019, respectively. The associated income tax benefit recognized was $0.2 million for 2020 and $0.4 million for 2019, respectively.

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
On February 5, 2020 the Compensation Committee approved stock option grants under the 2011 Plan. Options for a total of 123,500 shares, with an exercise price of $12.995 per share, were granted under the 2011 Plan to certain management employees of the Company. The stock options will vest in 33 percent increments annually on a cumulative basis, beginning one year after the date of grant. The per share weighted-average fair value of this stock option grant was $4.53. The Black-Scholes model for this grant was based on a risk-free interest rate of 1.66 percent, an expected life of 10 years, an expected

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

volatility of 35.1 percent and a dividend yield of 1.79 percent. Compensation expense totaling $0.6 million will be recorded against earnings over the following 36 months from the date of grant with the offset recorded in Shareholders' Equity.
On June 30, 2020 the Compensation Committee approved stock option grants under the 2011 Plan. Options for a total of 20,000 shares, with an exercise price of $7.33 per share, were granted under the 2011 Plan to certain management employees of the Company. The stock options will vest in 33 percent increments annually on a cumulative basis, beginning one year after the date of grant. The per share weighted-average fair value of this stock option grant was $2.59. The Black-Scholes model for this grant was based on a risk-free interest rate of 0.64 percent, an expected life of 10 years, an expected volatility of 38.7 percent and a dividend yield of 1.89 percent. Compensation expense totaling $0.1 million will be recorded against earnings over the following 36 months from the date of grant with the offset recorded in Shareholders' Equity.
A summary of activity in the Company's stock option plans is as follows:

	Weighted Average Exercise Price	Options Outstanding	Weighted Average Contractual Term (in years)	Intrinsic Value of Options	Options Available
December 31, 2018	$14.16	59,096	4.8	$143,737	155,845
Exercised	$12.61	(3,628)			—
December 31, 2019	$14.26	55,468	3.8	$18,331	155,845
Granted February 5, 2020	$13.00	123,500			(123,500)
Granted June 30, 2020	$7.33	20,000			(20,000)
Canceled, forfeited, or expired	$13.14	(19,437)			19,437
December 31, 2020	$12.74	179,531	7.2	$9,402	31,782
Exercisable options	$13.77	86,531	5.1	$—

Options expected to vest:				Grant Date Fair Value
December 31, 2018	$15.83	9,969	6.0	$6.44
Vested	$15.72	(6,246)		$6.46
December 31, 2019	$16.01	3,723	5.1	$6.11
Granted February 5, 2020	$13.00	123,500		$4.53
Granted June 30, 2020	$7.33	20,000		$2.59
Vested	$13.24	(34,786)		$4.68
Canceled, forfeited, or expired	$13.14	(19,437)		$4.62
December 31, 2020	$11.78	93,000	9.2	$5.53

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

The following table summarizes information about stock options outstanding as of December 31, 2020:

Range of Exercise Prices	Outstanding Stock Options			Exercisable Stock Options
	Shares	Weighted Average		Shares	Weighted Average Exercise Price
		Exercise Price	Remaining Contractual Life in Years
$11.35	11,713	$11.35	1.10	11,713	$11.35
$13.70	13,994	$13.70	2.10	13,994	$13.70
$14.76	8,109	$14.76	3.13	8,109	$14.76
$16.01	20,715	$16.01	4.11	20,715	$16.01
$13.00	105,000	$13.00	9.10	32,000	$13.00
$7.33	20,000	$7.33	9.50	—	$7.33
	179,531			86,531

There were no options exercised by employees and directors in 2020. In 2019, options for 3,628 shares were exercised by employees and directors for an aggregate exercise price of $45,734.
At the 2020 and 2019 respective year ends, options to purchase 86,531 and 51,745 shares, respectively, with weighted average exercise prices of $13.77 and $14.13, respectively, were fully exercisable.
Compensation cost charged against income before taxes for the options was approximately $0.4 million for 2020 and $31,186 for 2019, respectively. As of December 31, 2020, there was $0.2 million of unrecognized compensation cost related to unvested stock options granted under the Company's stock option plans. The weighted average period over which the stock option compensation cost is expected to be recognized is 2.14 years.
Restricted Stock Awards
2005 Stock Awards Plan
The Compensation & Long-Term Incentive Committee ("Compensation Committee") of the Board of Directors of the Company approved stock grants under the Company's 2005 Stock Awards Plan to certain management employees of the Company. The stock grants will vest in 20 percent or 33 percent increments annually on a cumulative basis, beginning one year after the date of grant. In order for the grants to vest, the employee must be in the continuous employment of the Company since the date of the grant. Any portion of the grant that has not vested will be forfeited upon termination of employment. Shares representing grants that have not vested will be held in escrow by the Company. An employee will not be entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable.
2015 Stock Awards Plan
The 2015 Stock Awards Plan was approved by the Compensation Committee and originally authorized the issuance of up to 250,000 shares which can be awarded for a period of 10 years from the effective date of the plan. On May 17, 2018, a majority of the shareholders of the Company, upon the recommendation of the Company's Board of Directors, voted to amend and restate the 2015 Stock Awards Plan to increase the authorization of issuances from 250,000 shares to 500,000 shares. Prior to May 9, 2017, the stock awards vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant from shares held in treasury with the Company. In order for the awards to vest, the employee must be in the continuous employment of the Company since the date of the award. Except for death, disability, or qualifying retirement, any portion of an award that has not vested is forfeited upon termination of employment. The Company may terminate any portion of the award that has not vested upon an employee's failure to comply with all conditions of the award or the 2015 Stock Awards Plan. An employee is not entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable. The fair value of the restricted stock awards are determined based on the average of the high and low common stock price on the day prior to the date of grant.
On February 6, 2019, the Compensation Committee approved stock grants under the Company's 2015 Stock Awards Plan to certain management employees of the Company where 44,949 shares with a market price of $15.72 per share were granted

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

under the Plan. These stock awards vest in either 20 percent or 33 percent increments annually on a cumulative basis, beginning one year after the date of grant.
On February 5, 2020, the Compensation Committee approved stock grants under the Company's 2015 Stock Awards Plan to certain management employees of the Company where 45,418 shares with a market price of $13.00 per share were granted under the Plan. The stock awards vest in either 20 percent or 33 percent increments annually on a cumulative basis, beginning one year after the date of grant.
On November 10, 2020, the Compensation Committee approved stock grants under the Company's 2015 Stock Awards Plan in conjunction with the appointment of the Company's Interim President and Chief Executive Officer where 50,000 shares with a market price of $5.65 per share were granted under the Plan. Under the terms of the associated employment agreement, two-thirds of the stock award vests over a one-year period from the effective date of the agreement while one-third of the award vests over an 18-month period from the effective date of the agreement.
A summary of plan activity for the 2005 and 2015 Stock Awards Plans is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding December 31, 2018	142,174	$11.45
Granted February 6, 2019	44,949	$15.72
Vested	(84,734)	$11.76
Forfeited	(1,614)	$12.44
Outstanding December 31, 2019	100,775	$13.28
Granted February 5, 2020	45,418	$13.00
Granted November 10, 2020	50,000	$5.65
Vested	(81,233)	$12.87
Forfeited	(17,535)	$13.11
Outstanding December 31, 2020	97,425	$11.97
Compensation expense on the grants issued is charged against earnings equally before forfeitures, if any, with the offset recorded in Shareholders' Equity. Compensation cost charged against income for the awards was approximately $1.0 million and $1.4 million for 2020 and 2019, respectively. As of December 31, 2020, there was $0.5 million of total unrecognized compensation cost related to unvested restricted stock grants under the Company's Stock Awards Plan. The weighted average period over which the stock grant compensation cost is expected to be recognized is 2.78 years.

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

The Company's performance-based restricted stock awards are classified as equity and contain performance and service conditions that must be satisfied for an employee to earn the right to benefit from the award. The performance condition is based on the achievement of the Company's EBITDA targets. The fair value of the performance-based restricted stock awards are determined based on the average of the high and low common stock price on the day prior to the date of grant.

In general, 0% to 150% of the Company's performance-based restricted stock awards vest at the end of a three year service period from the date of grant based upon achievement of the specified performance condition.

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

The weighted-average grant-date fair value per unit of performance-based restricted stock classified as equity awards granted was $13.00 and $15.72 in 2020 and 2019, respectively. The total fair value of performance-based restricted stock awards vesting was approximately $0.6 million and $0.4 million in 2020 and 2019, respectively.

On November 10, 2020, the Compensation Committee approved stock grants under the Company's 2015 Stock Awards Plan in conjunction with the appointment of the Company's Interim President and Chief Executive Officer where 90,000 shares were granted under the Plan, with 50,000 shares vesting when, during the term of the employment agreement, the thirty-day volume weighted average price of a Company common share equals $8 per share or more, and the remaining 40,000 shares vesting when, during the term of the employment agreement, the thirty-day volume weighted average price of a Company common share equals $11 or more. The grant is contingent upon shareholder approval of an increase in the number of shares of our common stock that may be issued pursuant to the 2015 Stock Awards Plan. Shareholders will vote on this matter at our 2021 Annual Meeting of Shareholders.

A summary of the status of our non-vested performance-based restricted stock awards as of December 31, 2020, and changes during fiscal 2020, were as follows:

	Units(1)	Weighted-Average Grant Date Fair Value
Outstanding December 31, 2019	77,986	$13.66
Granted(2)	36,647	$13.00
Vested(3)	(64,711)	$13.21
Forfeited/Canceled	(20,558)	$13.73
Non-vested December 31, 2020	29,364	$13.76
(1) The number of units presented is based on achieving the targeted performance goals as defined in the performance award agreement. As of December 31, 2020, the maximum number of non-vested shares under the provisions of the agreement was 44,046.
(2) Contingent shares have been excluded from the table above.
(3) Excludes the vesting of an additional 5,074 shares due to performance conditions of the awards exceeding target.
As of December 31, 2020, there was $0.2 million of unrecognized compensation expense related to non-vested performance-based restricted stock awards that is expected to be recognized over a weighted-average period of 2.12 years.
Non-Employee Director Compensation Plan
Each year, the Company allows each non-employee director to elect to receive up to 100 percent of the director's annual retainer in restricted stock. The number of restricted shares issued is determined by the average of the high and low common stock price on the day prior to the Annual Meeting of Shareholders or the date prior to the appointment to the Board for those individuals that are appointed mid-term. On December 18, 2020 and May 16, 2019, non-employee directors received an aggregate of 43,063 and 15,909 shares, respectively, of restricted stock in lieu of total retainer fees of $345,000 and $304,000, respectively. The shares granted to the directors are not registered under the Securities Act of 1933 and are subject to forfeiture in whole or in part upon the occurrence of certain events.

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

Note 9: Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows at the respective year ends:

(in thousands)	2020	2019
Deferred income tax assets:
Inventory valuation reserves	176	199
Inventory capitalization	1,120	1,696
Accrued bonus	328	497
State net operating loss carryforwards	1,669	1,835
Federal net operating loss carryforwards	—	139
Equity security mark to market	—	217
Lease liabilities	7,484	8,945
Interest limitation carryforwards	—	754
Accrued Federal Insurance Contributions Act ("FICA") deferral	299	—
Intangible asset basis differences	3,706	—
Other	534	445
Total deferred income tax assets	15,316	14,727
Federal & State valuation allowance	(4,243)	(1,700)
Total net deferred income tax assets	11,073	13,027

Deferred income tax liabilities:
Fixed asset basis differences	5,562	4,859
Prepaid expenses	276	296
Lease assets	7,067	8,537
Interest rate swap	68	77
Other	57	48
Total deferred income tax liabilities	13,030	13,817
Deferred income taxes	$(1,957)	$(790)

Significant components of the provision for income taxes are as follows:

(in thousands)	2020	2019
Current:
Federal	$(6,024)	$(10)
State	23	57
Total current	(6,001)	47
Deferred:
Federal	1,011	(833)
State	284	59
Total deferred	1,295	(774)
Total	$(4,706)	$(727)

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

The reconciliation of income tax computed at the U. S. federal statutory tax rates to income tax expense is:

(in thousands)	2020		2019
	Amount	%	Amount	%
Tax at U.S. statutory rates	$(6,714)	21.0%	$(790)	21.0%
State income taxes, net of federal tax benefit	73	(0.2)%	165	(4.4)%
Federal and State valuation allowance	2,541	(7.9)%	(60)	1.6%
CARES Act carryback benefits	(1,123)	3.5%	—	—%
Stock option compensation	65	(0.2)%	(155)	4.1%
Executive compensation limitation	280	(0.9)%	57	(1.5)%
Other nondeductible expenses	35	(0.1)%	64	(1.7)%
Other, net	137	(0.5)%	(8)	0.2%
Total	$(4,706)	14.7%	$(727)	19.3%

The Company made income tax payments of $16,000 and $1.2 million in 2020 and 2019, respectively. The Company has no U.S. Federal net operating loss carryforwards and no interest limitation carryforwards at the end of 2020 compared with $0.7 million of U.S. Federal net operating loss carryforwards and $3.5 million of interest limitation carryforwards at the end of 2019. During the current period, in response to the COVID-19 pandemic, the Coronavirus, Aid, Relief, and Economic Security Act ("CARES Act") was signed into law on March 27, 2020. Among various income and payroll tax provisions, the CARES Act permitted the Company to carryback net operating losses realized in 2020 and 2019, refunding previous taxes paid over tax years 2014 through 2018, resulting in no U.S. Federal net operating loss carryforwards to 2021. This resulted in $1.1 million of income tax benefits realized in 2020 due to tax rate differentials between the tax years.
During 2020, the Company increased the combined U.S. federal and state valuation allowance by $2.5 million because it is not more likely than not that the underlying deferred tax assets will be realized in the foreseeable future. While no U.S. federal net operating losses exist as of December 31, 2020, the current year increase in the valuation allowance is principally related to deferred tax assets created in the current year associated with the impairment of intangible assets. In addition, on a gross basis the Company had state operating loss carryforwards of $39.4 million and $43.6 million at the end of 2020 and 2019, respectively. The majority of these losses will expire between the years of 2021 and 2038, while certain losses are not subject to expiration. A valuation allowance has been established for $39.4 million and $40.3 million of these state net operating losses at the end of 2020 and 2019, respectively, or $1.7 million on an after-tax basis at each period.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal examinations for years before 2015 or state examinations for years before 2014.
The Company had no uncertain tax position activity during 2020 or 2019. The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in the provision for income taxes. The Company had no accruals for uncertain tax positions including interest and penalties at the end of 2020.

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

Note 10: Benefit Plans and Collective Bargaining Agreements
The Company has a 401(k) Employee Stock Ownership Plan (the "401(k)/ESOP Plan") covering all non-union employees. Employees could contribute to the 401(k)/ESOP Plan up to 100 percent of their wages with a maximum of $19,500 for 2020. Under the Economic Growth and Tax Relief Reconciliation Act, employees who are age 50 or older could contribute an additional $6,500 per year for a maximum of $26,000 for 2020. Contributions by the employees are invested in one or more funds at the direction of the employee; however, employee contributions cannot be invested in Company stock. For the year ended December 31, 2015, contributions by the Company were made in cash and then used by the 401(k)/ESOP Plan Trustee to purchase Company stock. Effective January 1, 2016, contributions by the Company are made in accordance with the investment elections made by each participant for his or her deferral contributions. The Company contributes on behalf of each eligible participant a matching contribution equal to a percentage determined each year by the Board of Directors. For 2020 and 2019 the maximum was 100 percent of employee contributions up to a maximum of four percent of their eligible compensation. The matching contribution is applied to the employee accounts after each payroll. Matching contributions of approximately $0.4 million and $0.8 million were made for 2020 and 2019, respectively. The Company may also make a discretionary contribution, which if made, would be distributed to all eligible participants regardless of whether they contribute to the 401(k)/ESOP Plan. No discretionary contributions were made to the 401(k)/ESOP Plan in 2020 or 2019.
The Company also has a 401(k) and Profit Sharing Plan (the "Bristol Plan") covering all employees as part of the United Steel Workers of America, Local Union 4586 Collective Bargaining Agreement (the "Bristol CBA"). Employees could contribute to the Bristol Plan up to 60 percent of pretax annual compensation, as defined in the Bristol Plan, with a maximum of $19,500 for 2020. Under the Economic Growth and Tax Relief Reconciliation Act, employees who are age 50 or older could contribute an additional $6,500 per year for a maximum of $26,000 for 2020. During 2020, the Company contributed three percent of a participant's eligible compensation from January to July and increased this amount to four percent for the remainder of the plan year, regardless of whether the participants contribute to the Bristol Plan. The Company's contributions were $0.2 million for 2020 and 2019, respectively. Additional profit sharing amounts may also be contributed at the option of the Company's Board of Directors, which if made, would be allocated to participants based on the ratio of the participant's compensation to the total compensation of all participants eligible to participate in the Bristol Plan. No discretionary contributions were made to the Bristol Plan in 2020 or 2019.
The Company maintains a Collective Bargaining Agreement (the "Munhall CBA") with the United Steel Workers of America, Local Union 5852-22 (the "Munhall Union"), which represents the employees at the Munhall facility. As a part of this Munhall CBA, the Company assumed the obligation of participating in the Steelworkers Pension Trust, a union-sponsored multi-employer defined benefit plan (the "Munhall Plan"), which covers all the Company's eligible Munhall Union employees. The Munhall Plan has a calendar plan year. Per the most recent available annual funding notice, the plan was at least 84 percent funded for the plan year ended December 31, 2019. Per the terms of the Munhall CBA the Company contributes 4.25 percent of each participant's eligible compensation for the 2020 plan year. Munhall Union employees make no contributions to the Munhall Plan. The Company's contributions are less than five percent of total contributions to the plan based on contributions for the plan year ended December 31, 2019. The Company's contributions to the Munhall Plan totaled $0.2 million for the year ended December 31, 2020 and 2019, respectively. Additionally, as part of the Munhall CBA, members of the union are eligible to make deferral contributions to the Company's 401(k)/ESOP Plan per the plan guidelines; however they do not receive matching contributions of the 401(k)/ESOP Plan.
The Company also maintains a Collective Bargaining Agreement ( the "Mineral Ridge CBA") with the United Steel Workers of America, Local Union 4564-07, which represents employees at the Specialty-Mineral Ridge facility. In connection with the Mineral Ridge CBA, the Company contributes to union-sponsored defined contribution retirement plans. Contributions relating to these plans were $29,851 and $28,469 for 2020 and 2019, respectively.
Note 11: Leases
The Company's portfolio of leases contains both finance and operating leases that relate to real estate and manufacturing equipment. Substantially all of the value of the Company's lease portfolio relates to the Master Lease with Store Master Funding XII, LLC (“Store”), an affiliate of Store Capital Corporation ("Store Capital") that was entered into in 2016 and amended with the 2019 American Stainless acquisitions as well as the 2020 sale of land at the Munhall facility. As of December 31, 2020, operating lease liabilities related to the master lease agreement with Store Capital totaled $32.9 million, or 98 percent of the total lease liabilities on the consolidated balance sheet.
In determining the lease liability and corresponding right-of-use asset for its operating leases, the Company calculates the present value of future lease payments using the interest rate implicit in the lease, when available, or the Company's

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

incremental borrowing rate ("IBR"). The Company determines the appropriate IBR by identifying a reference rate and making adjustments that take into consideration financing options and certain lease-specific circumstances. Such adjustments include assuming the Store Capital lease would require two lenders with the secondary lender being secured on a second lien requiring mezzanine rates. The Company utilizes a single discount rate for its portfolio of operating leases because of similar lease characteristics; the resulting calculation does not differ materially from applying the standard to the individual leases.
On January 2, 2019, the Company and Store Master Funding XII, LLC, a Delaware limited liability company and the Company's sale-leaseback partner, amended and restated the Master Lease, pursuant to which the Company leases the Statesville and Troutman, NC facilities, purchased by Store Capital from American Stainless on January 1, 2019, for the remainder of the initial term of 20 years set forth in the Master Lease, with two renewal options of 10 years each. Because the Company is not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term and associated potential option payments are excluded from lease payments. The Master Lease includes a rent escalator equal to the lesser of 1.25 times the percentage increase in the Consumer Price Index since the previous increase or two percent.
On September 10, 2020, the Company and Store closed on a transaction pursuant to which Store sold to a third party approximately 12.5 acres of unimproved land and immaterial improvements located at Synalloy’s facility in Munhall, Pennsylvania. Synalloy subleases the Munhall facility to Bristol Metals, LLC.
As a result of the sale, on September 10, 2020, the Company and Store entered into a Third Amended and Restated Master Lease Agreement (the “Third Master Lease”) to reduce the Company's rent at the Munhall facility pursuant to the terms and conditions of the Second Amended and Restated Master Lease Agreement between the parties dated January 2, 2019. The Third Master Lease was determined to be a lease modification that qualified for a change of accounting on the existing lease and not a separate contract. Upon modification of the Third Master Lease, the right-of-use asset and operating lease liability were remeasured using an incremental borrowing rate determined on the date of modification. As such, the Company recognized a reduction in the right-of-use asset and operating lease liability related to the Third Master Lease of $3.2 million and $3.4 million, respectively, and recognized a gain on the modification of $0.2 million, which is reported within operating expenses on the consolidated statement of operations and comprehensive loss.
Weighted average discount rates for operating and finance leases are as follows:

Operating Leases	8.33%
Finance Leases	2.44%

Balance Sheet Presentation
Operating and finance lease amounts included in the consolidated balance sheet are as follows (in thousands):

Classification	Financial Statement Line Item	December 31, 2020
Assets	Right-of-use assets, operating leases	$31,769
Assets	Property, plant and equipment, net	56
Current liabilities	Current portion of lease liabilities, operating leases	867
Current liabilities	Current portion of lease liabilities, finance leases	19
Non-current liabilities	Non-current portion of lease liabilities, operating leases	32,771
Non-current liabilities	Non-current portion of lease liabilities, finance leases	37
Total Lease Cost
Individual components of the total lease cost incurred by the Company are as follows:

(in thousands)	December 31, 2020
Operating lease cost	$4,124
Finance lease cost:
Reduction in carrying amount of right-of-use assets	92
Interest on finance lease liabilities	24
Total lease cost	$4,240

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

Reduction in carrying amounts of right-of-use assets held under finance leases is included in depreciation expense. Minimum rental payments under operating leases are recognized on a straight-line method over the term of the lease including any periods of free rent and are included in selling, general, and administrative expense on the consolidated statement of operations and comprehensive loss.
Maturity of Leases
The amounts of undiscounted future minimum lease payments under leases as of December 31, 2020 are as follows:

(in thousands)	Operating	Finance
2021	$3,610	$20
2022	3,665	15
2023	3,699	15
2024	3,549	8
2025	3,619	—
Thereafter	43,540	—
Total undiscounted minimum future lease payments	61,682	58
Imputed Interest	28,044	2
Total lease liabilities	$33,638	$56
Additional Information
Weighted average remaining lease terms for operating and finance leases as of December 31, 2020 are as follows:

Operating Leases	15.47 years
Finance Leases	2.91 years
During the year ended December 31, 2020, the Company had no right-of-use assets recognized in exchange for new operating lease liabilities.
Note 12: Commitments and Contingencies
Management is not currently aware of any asserted or unasserted matters which could have a material effect on the financial condition or results of operations of the Company.

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

Note 13: Loss Per Share
The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share data)	2020	2019
Numerator:
Net loss	$(27,267)	$(3,036)
Denominator:
Denominator for basic earnings per share - weighted average shares	9,099	8,983
Effect of dilutive securities:
Employee stock options and stock grants	—	—
Denominator for diluted earnings per share - weighted average shares	9,099	8,983

Net loss per share:
Basic	$(3.00)	$(0.34)
Diluted	$(3.00)	$(0.34)
The diluted earnings per share calculations exclude the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. The Company had weighted average shares of common stock of 194,576 in 2020 and 300 in 2019, which were not included in the diluted earnings per share calculation as their effect was anti-dilutive.
Note 14: Industry Segments
The Company's business is divided into two operating segments: Metals and Specialty Chemicals. The Company identifies such segments based on products and services, long-term financial performance and end markets targeted. The Metals Segment operates as three reporting units including Welded Pipe & Tube Operations, Palmer and Specialty. The Specialty Chemicals Segment operates as one reporting unit which includes MC and CRI Tolling.
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

The following table summarizes certain information regarding segments of the Company's operations:

(in thousands)	2020	2019
Net sales
Metals Segment	$204,459	$251,078
Specialty Chemicals Segment	51,541	54,090
	$256,000	$305,168
Operating (loss) income
Metals Segment	$(24,599)	$3,692
Specialty Chemicals Segment	4,033	2,811
	(20,566)	6,503

Unallocated corporate expenses	7,917	8,357
Acquisition related costs	845	601
Proxy contest costs	3,105	—
Earn-out adjustments	(1,195)	(747)
Gain on lease modification	(171)	—
Operating loss	(31,067)	(1,708)
Interest expense	2,110	3,818
Change in fair value of interest rate swap	51	141
Other income, net	(1,255)	(1,904)
Loss before income taxes	$(31,973)	$(3,763)

Identifiable assets
Metals Segment	$141,799	$186,758
Specialty Chemicals Segment	25,039	25,428
Corporate	40,146	45,011
	$206,984	$257,197
Depreciation and amortization
Metals Segment	$8,883	$9,439
Specialty Chemicals Segment	1,552	1,461
Corporate	165	164
	$10,600	$11,064
Capital expenditures
Metals Segment	$1,761	$2,812
Specialty Chemicals Segment	866	1,157
Corporate	1,121	568
	$3,748	$4,537
Sales by product group
Specialty chemicals	$51,541	$54,090
Stainless steel pipe and tube	154,974	167,907
Heavy wall seamless carbon steel pipe and tube	23,670	30,607
Fiberglass and steel liquid storage tanks and separation equipment	5,503	28,722
Galvanized pipe and tube	20,312	23,842
	$256,000	$305,168
Geographic sales
United States	$248,470	$297,808
Elsewhere	7,530	7,360
	$256,000	$305,168

Note 15: Acquisitions
Acquisition of the Assets and Operations of American Stainless Tubing, Inc.
On January 1, 2019, ASTI completed the American Stainless Tubing, Inc. ("American Stainless") acquisition. The purchase price for the all-cash acquisition was $21.9 million, subject to a post-closing working capital adjustment. The Company funded the acquisition with a new five-year $20 million term note and a draw against asset-based line of credit (see Note 6).
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
The excess of the consideration transferred over the fair value of the net tangible and identifiable intangible assets is reflected as goodwill. Goodwill consists of manufacturing cost synergies expected from combining American Stainless' production capabilities with the Metals Segment current operations. All of the goodwill recognized was assigned to the Company's Metals Segment.
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
During the year ended December 31, 2020, the Company purchased 59,617 shares under the stock repurchase program at an average price of approximately $10.65 per share for an aggregate amount of $0.6 million.
During the year ended December 31, 2019, the Company purchased no shares under the stock repurchase program.

As of December 31, 2020, the Company has 790,383 shares of its share repurchase authorization remaining.
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
Dividends
At the end of each fiscal year the Board reviews the financial performance and capital needed to support future growth to determine the amount of cash dividend, if any, which is appropriate. In 2020 and 2019, no dividends were declared or paid by the Company.
Note 17: Proxy Contest and Related Costs
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
During the year ended December 31, 2020, total costs incurred by the Company relating to the proxy contest were $3.1 million.
Note 18: Subsequent Events
As discussed in Note 6, on January 15, 2021, the Company and its subsidiaries entered into a new Credit Agreement with BMO Harris Bank N.A. The new Credit Agreement provides the Company with a new four-year revolving credit facility with up to $150.0 million of borrowing capacity. The Facility refinances and replaces the Company's previous $100.0 million asset based revolving line of credit with Truist Bank, which was scheduled to mature on December 21, 2021, and the remaining portion of the Company's five-year $20 million term loan with Truist, which was scheduled to mature on February 1, 2024. The initial borrowing capacity under the Facility totals $110.0 million.
On February 10, 2021, the Compensation Committee approved stock grants under the Company's 2015 Stock Awards Plan to certain management employees of the Company where 15,181 shares with a market price of $8.575 per share were granted under the Plan. The stock awards vest in 20 percent increments annually on a cumulative basis, beginning one year after the date of grant. In order for the awards to vest, the employee must be in the continuous employment of the Company since the date of the award. Except for death, disability, or qualifying retirement, any portion of an award that has not vested is forfeited upon termination of employment. The Company may terminate any portion of the award that has not vested upon an employee's failure to comply with all conditions of the award or the 2015 Stock Awards Plan. An employee is not entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable. The grants are contingent upon shareholder approval of an increase in the number of shares of our common stock that may be issued pursuant to the 2015 Stock Awards Plan. Shareholders will vote on this matter at our 2021 Annual Meeting of Shareholders.

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

On February 17, 2021, the Board of Directors re-authorized the Company's stock repurchase program. The previous stock repurchase program had a term of 24 months and terminated on February 21, 2021. This stock repurchase program allows for repurchase of up to 790,383 shares of the Company's outstanding common stock over 24 months. The shares will be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Under the program, the purchases will be funded from available working capital, and the repurchased shares will be returned to the status of authorized, but unissued shares of common stock or held in treasury. There is no guarantee as to the exact number of shares that will be repurchased by the Company, if any, and the Company may discontinue purchases at any time that management determines additional purchases are not warranted.
On February 17, 2021, the Board of Directors authorized the permanent closure of the Company's Palmer facility. The Company will cease operations and divest all remaining assets at the facility. Costs associated with this closure cannot be determined at this time. This closure will not affect any of the Company's other operating units.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed the evaluation.
Item 9B. Other Information
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
In accordance with General Instruction G(3), information called for by Part III, Item 10, is incorporated herein by reference from the information appearing under the caption "Proposal 1 - Election of Directors," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the 2021 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.
Code of Conduct. The Company's Board of Directors has adopted a Code of Conduct that applies to the Company's Chief Executive Officer, Chief Financial Officer and corporate and divisional controllers. The Code of Conduct is available on the Company's website at www.synalloy.com. Any amendment to, or waiver from, this Code of Conduct will be posted on the Company's website.
Audit Committee. The Company has a separately designated standing Audit Committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Susan S. Gayner, Jeffrey Kaczka and John P. Schauerman.
Audit Committee Financial Expert. The Company's Board of Directors has determined that the Company has at least one "audit committee financial expert," as that term is defined by Item 407(d)(5) of Regulation S-K promulgated by the Securities and Exchange Commission, serving on its Audit Committee. Mr. Jeffrey Kaczka meets the terms of the definition and is independent, as independence is defined for audit committee members in the rules of the NASDAQ Global Market. Pursuant to the terms of Item 407(d) of Regulation S-K, a person who is determined to be an "audit committee financial expert" will not be deemed an expert for any purpose as a result of being designated or identified as an "audit committee financial expert" pursuant to Item 407(d), and such designation or identification does not impose on such person any duties, obligations or liability that are greater than the duties, obligations or liability imposed on such person as a member of the Audit Committee and Board of Directors in the absence of such designation or identification. Further, the designation or identification of a person as an "audit committee financial expert" pursuant to Item 407(d) does not affect the duties, obligations or liability of any other member of the Audit Committee or Board of Directors.
Item 11. Executive Compensation
In accordance with General Instruction G(3), information called for by Part III, Item 11, is incorporated herein by reference from the information appearing under the caption "Board of Directors and Committees - Compensation Committee Interlocks and Insider Participation," "Director Compensation," "Discussion of Executive Compensation" and "Compensation Committee Report" in the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
In accordance with General Instruction G(3), information called for by Part III, Item 12, is incorporated by reference from the information appearing under the caption "Beneficial Owners of More Than Five Percent of the Company's Common Stock" and "Security Ownership of Certain Beneficial Owners and Management" in the definitive Proxy Statement for the 2021 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.
Equity Compensation Plan Information. The following table sets forth aggregated information as of December 31, 2020 about all of the Company's equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1) (c)
Equity compensation plans approved by security holders	179,531	$12.74	—
Equity compensation plans not approved by security holders	—	—	—
Total	179,531	12.74	—
(1) Represents shares remaining available for issuance under the 2015 Stock Awards Plan and the 2011 Plan.
Non-employee directors are paid an annual retainer of $102,000, and each director has the opportunity to elect to receive 100 percent of the retainer in restricted stock. For 2020, non-employee directors received an aggregate of $345,000 of the annual retainer in restricted stock. The number of restricted shares is determined by the average of the high and low sale price of the Company's stock on the day prior to the Annual Meeting of Shareholders. For 2020, seven non-employee directors each received an aggregate of 43,063 shares. Issuance of the shares granted to the directors is not registered under the Securities Act of 1933 and the shares are subject to forfeiture in whole or in part upon the occurrence of certain events. The above table does not reflect these shares issued to non-employee directors.
Item 13. Certain Relationships and Related Transactions, and Director Independence
In accordance with General Instruction G(3), information called for by Part III, Item 13, is incorporated by reference from the information appearing under the caption "Board of Directors and Committees – Related Party Transactions" and "– Director Independence" in the definitive Proxy Statement for the 2021 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.
Item 14. Principal Accounting Fees and Services
In accordance with General Instruction G(3), information called for by Part III, Item 14, is incorporated by reference from the information appearing under the caption "Independent Registered Public Accounting Firm - Fees Paid to Independent Registered Public Accounting Firm" and "– Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm" in the definitive Proxy Statement for the 2021 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)The following documents are filed as a part of this report:
1.Financial Statements: The following consolidated financial statements of Synalloy Corporation are included in Part II, Item 8:

Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2020 and 2019
Notes to Consolidated Financial Statements
2.Financial Statements Schedules: The following consolidated financial statements schedule of Synalloy Corporation is included in Item 15:

Schedule II - Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.
3.Listing of Exhibits:
See "Exhibit Index"

Item 16. Form 10-K Summary
None.

Schedule II Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Period	Charged to (Reduction of) Cost and Expenses	Charged to Other Accounts		Deductions	Balance at End of Period
Year ended December 31, 2020
Deducted from asset account:
Allowance for credit losses	$70	$440	$450	(a)	$(464)	$496
Inventory reserves	$747	$271	$—		$(300)	$718

Year ended December 31, 2019
Deducted from asset account:
Allowance for credit losses	$169	$(171)	$72	(b)	$—	$70
Inventory reserves	$676	$1,767	$—		$(1,696)	$747
(a) Amount charged to retained earnings upon adoption of ASC 326 on January 1, 2020.
(b) ASTI acquired reserve on January 1, 2019.

Index to Exhibits

Exhibit No. from Item 601 of Regulation S-K	Description
3.1	Restated Certificate of Incorporation of Registrant, as amended, incorporated by reference to Registrant's Form 10-Q for the period ended April 2, 2005
3.2	Restated Certificate of Incorporation of Registrant, as amended, incorporated by reference to Registrant's Form 8-K filed May 18, 2015
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
10.7
Agreement between Registrant's Bristol Metals, LLC subsidiary and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union Local 5852-22, dated March 12, 2018, but effective January 6, 2018, incorporated by reference to Registrant's Form 10-K for the year ended December 31, 2017

10.8
Agreement between Registrant's Bristol Metals, LLC subsidiary and the United Steelworkers of America Local 4586, dated August 1, 2019, incorporated by reference to Registrant's Form 10-K for the period ended December 31, 2019.

10.9
Agreement between Registrant’s Specialty Pipe & Tube, Inc. subsidiary and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union Local 1375-18, dated July 1, 2020

10.10
Third Amended and Restated Loan Agreement, dated as of October 30, 2017, between Registrant and Branch Banking and Trust (now Truist) ("BB&T"), incorporated by reference to Registrant's Form 10-Q for the period ended September 30, 2017

10.11
First Amendment to Third Amended and Restated Loan Agreement, dated as of June 29, 2018, between Registrant and BB&T, incorporated by reference to Registrant's Form 10-Q for the period ended June 30, 2018

10.12
Second Amendment to Third Amended and Restated Loan Agreement, dated as of December 20, 2018, between Registrant and BB&T, incorporated by reference to Registrant's Form 10-K for the period ended December 31, 2018.

10.13
Third Amendment to Third Amended and Restated Loan Agreement, dated as of July 31, 2020, between Registrant and BB&T, incorporated by reference to Registrant’s Form 10-Q for the period ended June 30, 2020

10.14
Fourth Amendment to Third Amended and Restated Loan Agreement, dated as of August 13, 2020, between Registrant and BB&T, incorporated by reference to Registrant’s Form 10-Q for the period ended June 30, 2020

10.15	Fifth Amendment to Third Amended and Restated Loan Agreement, dated as of October 23, 2020, between Registrant and BB&T, incorporated by reference to Registrant’s Form 8-K filed on October 28, 2020
10.16	Credit Agreement, dated as of January 15, 2021, between Registrant and BMO Harris Bank N.A., incorporated by reference to Registrant’s Form 8-K filed on January 19, 2021

10.17	Employment Agreement, dated as of March 1, 2019, between Registrant and Craig C. Bram, incorporated by reference to Registrant's Form 10-K for the period ended December 31, 2018.
10.18	Employment Agreement, dated as of March 1, 2019, between Registrant and Dennis M. Loughran, incorporated by reference to Registrant's Form 10-K for the period ended December 31, 2018.
10.19	Employment Agreement, dated as of March 1, 2019, between Registrant and James G. Gibson, incorporated by reference to Registrant's Form 10-K for the period ended December 31, 2018.
10.20	Employment Agreement, dated as of October 26, 2020, between Registrant and Christopher G. Hutter, incorporated by reference to Registrant’s Form 8-K filed on October 28, 2020
10.21	Confidential Separation and Release Agreement, dated as of October 26, 2020, between Registrant and Craig C. Bram, incorporated by reference to Registrant’s Form 8-K filed on October 28, 2020
10.22	Employment Agreement, dated as of February 5, 2021, between Registrant and Sally M. Cunningham, incorporated by reference to Registrant's Form 8-K filed on February 5, 2021.
10.23
Stock Purchase Agreement, dated as of August 10, 2012, among Jimmie Dean Lee, James Varner, Steven C. O'Brate and Registrant, incorporated by reference to Registrant's Form 8-K filed on August 24, 2012

10.24	Stock Purchase Agreement, dated as of November 21, 2014, between The Davidson Corporation and Registrant, incorporated by reference to Registrant's Form 8-K filed on November 25, 2014
10.25
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

10.31	Master Lease Agreement, dated as of September 30, 2016 between Registrant and Store Master Funding XII, LLC, incorporated by reference to Registrant's Form 10-K for the year ended December 31, 2016
10.32
Purchase and Sale Agreement, dated as of May 25, 2018, between Marcegaglia USA, Inc. and Registrant's Bristol Metals, LLC subsidiary, incorporated by reference to Registrant's Form 10-Q for the period ended June 30, 2018

10.33
Agreement to Designate and Lease, dated as of June 29, 2018, between Registrant and Store Capital Acquisitions, LLC, incorporated by reference to Registrant's Form 10-Q for the period ended June 30, 2018

10.34
Amended and Restated Master Lease Agreement, dated as of June 29, 2018, between Registrant and Store Master Funding XII, LLC, incorporated by reference to Registrant's Form 10-Q for the period ended June 30, 2018

10.35
Purchase and Sale Agreement, dated as of November 30, 2018, between American Stainless Tubing, Inc. (now HLM Legacy Group, Inc.) and Registrant's ASTI Acquisition, LLC (now American Stainless Tubing, LLC) subsidiary, incorporated by reference to Registrant's Form 10-K for the period ended December 31, 2018.

10.36
Amended and Restated Master Lease Agreement, dated as of January 1, 2019, between Registrant and Store Master Funding XII, LLC, incorporated by reference to Registrant's Form 10-K for the period ended December 31, 2018.

10.37
Third Amended and Restated Master Lease Agreement, dated as of September 10, 2020, between Registrant and Store Master Funding XII, LLC, incorporated by reference to Registrant’s Form 10-Q for the period ending September 30, 2020

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
SYNALLOY CORPORATION

By /s/ Christopher G. Hutter Christopher G. Hutter Interim President and Chief Executive Officer (principal executive officer)	March 9, 2021 Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Henry L. Guy Henry L. Guy Chairman of the Board	March 9, 2021 Date

/s/ Susan S. Gayner Susan S. Gayner Director	March 9, 2021 Date

/s/ Jeffrey Kaczka Jeffrey Kaczka Director	March 9, 2021 Date

/s/ Amy J. Michtich Amy J. Michtich Director	March 9, 2021 Date

/s/ Benjamin Rosenzweig Benjamin Rosenzweig Director	March 9, 2021 Date

/s/ John P. Schauerman John P. Schauerman Director	March 9, 2021 Date

/s/ Christopher G. Hutter Christopher G. Hutter Interim Chief Executive Officer and Director	March 9, 2021 Date

/s/ Sally M. Cunningham Sally M. Cunningham Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2021 Date