Form 10-Q
period 2021-03-31
SYNALLOY CORP
filed 2021-05-10
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock as of May 7, 2021 was 9,202,045

Synalloy Corporation

Forward-Looking Statements
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

Part I - Financial Information
Item 1. Financial Statements

SYNALLOY CORPORATION
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	(Unaudited)
	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$398	$236
Accounts receivable, net of allowance for credit losses of $508 and $496, respectively	39,352	28,183
Inventories, net	88,763	85,080
Prepaid expenses and other current assets	9,440	13,384
Total current assets	137,953	126,883

Property, plant and equipment, net	33,477	35,096
Right-of-use assets, operating leases, net	31,429	31,769
Goodwill	1,355	1,355
Intangible assets, net	10,746	11,426
Deferred charges, net	367	455
Total assets	$215,327	$206,984

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$26,089	$19,732
Accrued expenses and other current liabilities	5,506	6,123
Current portion of long-term debt	1,313	875
Current portion of earn-out liability	2,773	3,434
Current portion of operating lease liabilities	897	867
Current portion of finance lease liabilities	14	19
Total current liabilities	36,592	31,050

Long-term debt	62,454	60,495
Long-term portion of earn-out liability	144	287
Long-term portion of operating lease liabilities	32,524	32,771
Long-term portion of finance lease liabilities	34	37
Deferred income taxes	1,916	1,957
Other long-term liabilities	87	92
Total non-current liabilities	97,159	95,639
Commitments and contingencies – See Note 13

Shareholders' equity
Common stock, par value $1 per share; authorized 24,000,000 shares; issued 10,300,000 shares	10,300	10,300
Capital in excess of par value	37,668	37,719
Retained earnings	43,929	42,835
	91,897	90,854
Less: cost of common stock in treasury - 1,097,956 and 1,123,319 shares, respectively	10,321	10,559
Total shareholders' equity	81,576	80,295
Total liabilities and shareholders' equity	$215,327	$206,984
Note: The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date. See accompanying notes to condensed consolidated financial statements.

SYNALLOY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Net sales	$69,778	$74,697
Cost of sales	61,043	67,546
Gross profit	8,735	7,151
Expenses
Selling, general and administrative	6,869	7,770
Acquisition costs and other	—	304
Proxy contest costs and recoveries	(464)	—
Earn-out adjustments	225	4
Operating income (loss)	2,105	(927)
Other expense (income)
Interest expense	387	719
Loss on extinguishment of debt	223	—
Change in fair value of interest rate swaps	(2)	85
Other, net	162	827
Income (loss) before income taxes	1,335	(2,558)
Income tax provision (benefit)	241	(1,380)
Net income (loss)	$1,094	$(1,178)

Net income (loss) per common share:
Basic	$0.12	$(0.13)
Diluted	$0.12	$(0.13)

Weighted average shares outstanding:
Basic	9,191	9,074
Dilutive effect from stock options and grants	97	—
Diluted	9,288	9,074
See accompanying notes to condensed consolidated financial statements.

SYNALLOY CORPORATION
Condensed Consolidated Statement of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net income (loss)	$1,094	$(1,178)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	1,817	1,958
Amortization expense	680	810
Amortization of debt issuance costs	21	40
Loss on extinguishment of debt	223	—
Unrealized loss on equity securities	—	852
Deferred income taxes	(41)	1,319
Earn-out adjustments	225	4
Payments on earn-out liabilities in excess of acquisition date fair value	—	(292)
Provision for losses on accounts receivable	12	141
Provision for losses on inventories	184	358
Loss on disposal of property, plant and equipment	28	—
Non-cash lease expense	124	128
Non-cash lease termination loss	—	11
Change in fair value of interest rate swap	(2)	85
Stock-based compensation expense	187	336
Changes in operating assets and liabilities:
Accounts receivable	(11,181)	(7,737)
Inventories	(3,866)	676
Other assets and liabilities	38	2
Accounts payable	6,357	5,668
Accrued expenses	(569)	(1,085)
Accrued income taxes	3,901	(2,738)
Net cash used in operating activities	(768)	(642)
Investing activities
Purchases of property, plant and equipment	(245)	(587)
Proceeds from disposal of property, plant and equipment	18	—
Net cash used in investing activities	(227)	(587)
Financing activities
Borrowings from line of credit	14,730	3,201
Payments on long-term debt	(12,333)	(1,000)
Principal payments on finance lease obligations	(10)	(64)
Payments for finance lease terminations	—	(14)
Payments on earn-out liabilities	(1,029)	(863)
Payments for termination of interest rate swap	(46)	—
Repurchase of common stock	—	(635)
Payments for deferred financing costs	(155)	—
Net cash provided by financing activities	1,157	625
Increase (decrease) in cash and cash equivalents	162	(604)
Cash and cash equivalents at beginning of period	236	626
Cash and cash equivalents at end of period	$398	$22

Supplemental disclosure
Cash paid for:
Interest	$315	$667
See accompanying notes to condensed consolidated financial statements.

SYNALLOY CORPORATION
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
(in thousands)

	Three Months Ended March 31, 2021

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Cost of Common Stock in Treasury	Total
Balance December 31, 2020	$10,300	$37,719	$42,835	$(10,559)	$80,295
Net income	—	—	1,094	—	1,094
Issuance of 25,363 shares of common stock from treasury	—	(238)	—	238	—
Stock-based compensation	—	187	—	—	187
Balance March 31, 2021	$10,300	$37,668	$43,929	$(10,321)	$81,576
See accompanying notes to condensed consolidated financial statements.

	Three Months Ended March 31, 2020

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Cost of Common Stock in Treasury	Total
Balance December 31, 2019	$10,300	$37,407	$70,552	$(11,748)	$106,511
Net loss	—	—	(1,178)	—	(1,178)
Cumulative adjustment due to adoption of ASU 2016-13	—	—	(450)	—	(450)
Issuance of 75,440 shares of common stock from treasury	—	(708)	—	708	—
Stock-based compensation	—	336	—	—	336
Purchase of common stock	—	—	—	(635)	(635)
Balance March 31, 2020	$10,300	$37,035	$68,924	$(11,675)	$104,584
See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Unless indicated otherwise, the terms "Company," "we," "us," and "our" refer to Synalloy Corporation and its consolidated subsidiaries.

Note 1: Basis of Presentation
Basis of Financial Statement Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included as required by Regulation S-X, Rule 10-01.
These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (the "Annual Report"). The financial results for the interim periods may not be indicative of the financial results for the entire year.
COVID-19 Update
During the first quarter of 2021, aspects of the Company's business continued to be affected by macroeconomic factors related to the COVID-19 pandemic, specifically with delays in production and deliveries at our plants. The full extent of the future impact of the COVID-19 pandemic on the Company's operational and financial performance is currently uncertain and will depend on many factors outside of the Company's control.
Recently Issued Accounting Standards - Adopted
On September 30, 2020, the Company early adopted ASU No. 2019-12 "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." This ASU removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences as well as adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group. The most significant impact to the Company is the removal of a limit on the tax benefit recognized on pre-tax losses in interim periods. The adoption of this standard by the Company did not have a material effect on the condensed consolidated financial statements or footnote disclosures.
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

	Three Months Ended March 31,
(in thousands)	2021	2020
Fiberglass and steel liquid storage tanks and separation equipment	$141	$3,419
Heavy wall seamless carbon steel pipe and tube	7,818	7,314
Stainless steel pipe and tube	39,911	43,728
Galvanized pipe and tube	7,343	6,203
Specialty chemicals	14,565	14,033
Net sales	$69,778	$74,697

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Level 1: Equity securities
For the three months ended March 31, 2020, the Company recorded a net unrealized loss of $0.9 million on the investments in equity securities held, which is included in "Other expense (income)" on the accompanying unaudited condensed consolidated statements of operations.
The Company held no equity securities as of March 31, 2021 and December 31, 2020, respectively.
Level 3: Contingent consideration (earn-out) liabilities
The fair value of contingent consideration ("earn-out") liabilities resulting from the 2017 MUSA-Stainless acquisition, 2018 MUSA-Galvanized acquisition, and 2019 American Stainless acquisition are classified as Level 3. Each quarter-end, the Company re-evaluates its assumptions for all earn-out liabilities and adjusts to reflect the updated fair values. Changes in the estimated fair value of the earn-out liabilities are reflected in operating income in the periods in which they are identified. Changes in the fair value of the earn-out liabilities may materially impact and cause volatility in the Company's operating results. The significant unobservable inputs used in the fair value measurement of the Company's earn-out liabilities are the discount rate, timing of the estimated payouts, and future revenue projections. Significant increases (decreases) in any of those inputs would not have resulted in a material difference in the fair value measurement of the earn-out liabilities for the three months ended March 31, 2021.
The following table presents a summary of changes in fair value of the Company's Level 3 earn-out liabilities measured on a recurring basis for the three months ended March 31, 2021:

(in thousands)	MUSA-Stainless	MUSA-Galvanized	American Stainless	Total
Balance December 31, 2020	$375	$941	$2,405	$3,721
Earn-out payments during the period	(385)	(171)	(473)	(1,029)
Changes in fair value during the period	10	45	170	225
Balance March 31, 2021	$—	$815	$2,102	$2,917
For the three months ended March 31, 2021, the Company had no unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value instruments.
Quantitative Information about Significant Unobservable Inputs Used in Level 3 Fair Value Measurements
The following table summarizes the significant unobservable inputs in the fair value measurement of our contingent consideration (earn-out) liabilities as of March 31, 2021:

Instrument	Fair Value March 31, 2021	Principal Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
Contingent consideration (earn-out) liabilities	$2,917	Probability Weighted Expected Return	Discount rate	-	5%
			Timing of estimated payouts	2021 - 2022	-
			Future revenue projections	$4.7M - 7.9M	$6.7M
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
During the three months ended March 31, 2021 and 2020, the Company had no significant measurements of assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Fair Value of Financial Instruments
For short-term instruments, other than those required to be reported at fair value on a recurring and non-recurring basis and for which additional disclosures are included above, management concluded the historical carrying value is a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization. Therefore, as of March 31, 2021 and December 31, 2020, the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, and the Company's revolving line of credit, which is based on a variable interest rate, approximate their fair value.
Note 4: Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined by either specific identification or weighted average methods. The components of inventories are as follows:

(in thousands)	March 31, 2021	December 31, 2020
Raw materials	$38,892	$36,349
Work-in-process	22,963	20,520
Finished goods	27,765	28,929
	89,620	85,798
Less: inventory reserves	(857)	(718)
Inventories, net	$88,763	$85,080

Note 5: Property, Plant and Equipment
Property, plant and equipment consist of the following:

(in thousands)	March 31, 2021	December 31, 2020
Land	$3	$3
Leasehold improvements	2,955	2,939
Buildings	84	84
Machinery, fixtures and equipment	100,737	100,352
Construction-in-progress	2,187	2,772
	105,966	106,150
Less: accumulated depreciation and amortization	(72,489)	(71,054)
Property, plant and equipment, net	$33,477	$35,096

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 6: Intangible Assets and Deferred Charges
Intangible assets represent the fair value of intellectual, non-physical assets resulting from business acquisitions and are amortized over their estimated useful life using either an accelerated or straight-line method over a period of eight to 15 years.

The balance of intangible assets subject to amortization are as follows:

(in thousands)	March 31, 2021	December 31, 2020
Intangible assets, gross	$30,866	$30,866
Accumulated amortization of intangible assets	(20,120)	(19,440)
Intangible assets, net	$10,746	$11,426

Estimated amortization expense related to intangible assets for the next five years are as follows:

(in thousands)
Remainder of 2021	$2,041
2022	2,501
2023	1,050
2024	952
2025	855
2026	758
Thereafter	2,589

Deferred Charges
Deferred charges represent debt issuance costs and are amortized over their estimated useful lives using the straight-line method over a period of four years.
On January 15, 2021, the Company and its subsidiaries entered into a new Credit Agreement (the "Credit Agreement") with BMO Harris Bank, N.A ("BMO") providing the Company with a new four-year revolving credit facility and replacing the Company's previous asset based revolving line of credit and term loan with Truist Bank ("Truist"). The Company accounted for this refinance as a debt extinguishment and, as a result, $0.2 million of unamortized debt issuance costs associated with the Company's previously existing bank debt were written off as a loss on extinguishment of debt during the three months ended March 31, 2021. See Note 7 for additional information on the Company's new Credit Agreement.
The balance of deferred charges subject to amortization are as follows:

(in thousands)	March 31, 2021	December 31, 2020
Deferred charges, gross	$388	$792
Accumulated amortization of deferred charges	(21)	(337)
Deferred charges, net	$367	$455

Note 7: Long-term Debt
Long-term debt consists of the following:

(in thousands)	March 31, 2021	December 31, 2020
$150 million revolving line of credit, due January 15, 2025	$62,454	$—
$100 million revolving line of credit, due December 20, 2021	—	49,037
$20 million term loan, due February 1, 2024	—	11,458
Current portion of long-term debt	1,313	875
Total long-term debt	$63,767	$61,370

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
On January 15, 2021, the Company and its subsidiaries entered into a new Credit Agreement with BMO. The new Credit Agreement provides the Company with a new four-year revolving credit facility with up to $150.0 million of borrowing capacity (the "Facility"). The Facility refinances and replaces the Company's previous $100.0 million asset based revolving line of credit with Truist, which was scheduled to mature on December 20, 2021, and the remaining portion of the Company's five-year $20 million term loan with Truist, which was scheduled to mature on February 1, 2024.
The initial borrowing capacity under the Facility totals $110.0 million consisting of a $105.0 million revolving line of credit and a $5.0 million delayed draw term loan. The revolving line of credit includes a $17.5 million machinery and equipment sub-limit which requires quarterly payments of $0.4 million starting in July 2021 with a balloon payment due upon maturity of the Facility in January 2025.
Availability under the Credit Agreement is based on eligible accounts receivable, inventory and fixed assets. Amounts outstanding under the revolving line of credit portion of the Facility currently bear interest, at the Company's option, at (a) the Base Rate (as defined in the Credit Agreement) plus 0.50%, or (b) LIBOR plus 1.50%. Amounts outstanding under the delayed draw term loan portion of the Facility bear interest at LIBOR plus 1.65%. The Facility also provides an unused commitment fee based on the daily used portion of the Facility. The weighted average interest rate per annum was 2.42% as of March 31, 2021.
Pursuant to the Credit Agreement, the Company was required to pledge all of its tangible and intangible properties, including the stock and membership interests of its subsidiaries. The Facility contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $7.5 million and (ii) 10% of the revolving credit facility (currently $10.5 million). As of March 31, 2021, the Company had $41.2 million of remaining available capacity under the Facility.
Note 8: Leases
Balance Sheet Presentation
Operating and finance lease amounts included in the unaudited condensed consolidated balance sheet are as follows (in thousands):

Classification	Financial Statement Line Item	March 31, 2021	December 31, 2020
Assets	Right-of-use assets, operating leases	$31,429	$31,769
Assets	Property, plant and equipment	47	56
Current liabilities	Current portion of lease liabilities, operating leases	897	867
Current liabilities	Current portion of lease liabilities, finance leases	14	19
Non-current liabilities	Non-current portion of lease liabilities, operating leases	32,524	32,771
Non-current liabilities	Non-current portion of lease liabilities, finance leases	34	37
Total Lease Cost
Individual components of the total lease cost incurred by the Company are as follows:

(in thousands)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Operating lease cost	$1,023	$1,035
Finance lease cost:
Amortization of right-of-use assets	9	59
Interest on finance lease liabilities	—	17
Total lease cost	$1,032	$1,111
Reduction in carrying amounts of right-of-use assets held under finance leases is included in depreciation expense. Minimum rental payments under operating leases are recognized on a straight-line method over the term of the lease including any periods of free rent and are included in selling, general, and administrative expense on the unaudited condensed consolidated statement of operations.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Maturity of Leases
The amounts of undiscounted future minimum lease payments under leases as of March 31, 2021 are as follows:

(in thousands)	Operating	Finance
Remainder of 2021	$2,711	$13
2022	3,665	15
2023	3,699	15
2024	3,549	8
2025	3,619	—
Thereafter	43,540	—
Total undiscounted minimum future lease payments	60,783	51
Imputed interest	27,362	3
Present value of lease liabilities	$33,421	$48
Lease Term and Discount Rate

Weighted-average remaining lease term	March 31, 2021	December 31, 2021
Operating leases	15.24 years	15.47 years
Finance leases	2.92 years	2.91 years
Weighted-average discount rate
Operating leases	8.33%	8.33%
Finance leases	2.31%	2.44%
During the three months ended March 31, 2021, no right-of-use assets were recognized in exchange for new operating lease liabilities.
Note 9: Shareholders' Equity
Share Repurchase Program
On February 17, 2021, the Board of Directors re-authorized the Company's share repurchase program. The previous share repurchase program had a term of 24 months and terminated on February 21, 2021. The share repurchase program allows for repurchase of up to 790,383 shares of the Company's outstanding common stock over 24 months. The shares will be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Under the program, the purchases will be funded from available working capital, and the repurchased shares will be returned to the status of authorized, but unissued shares of common stock or held in treasury. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. As of March 31, 2021, the Company has 790,383 shares of its share repurchase authorization remaining.
Shares repurchased for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Number of shares repurchased	—	59,617
Average price per share	$—	$10.65
Total cost of shares repurchased	$—	$636,940

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 10: Exit Activities
On February 17, 2021 the Board of Directors authorized the permanent closure of the Company's Palmer facility. The Company will cease operations and divest all remaining assets at the facility. The amounts, nature, and timing of charges associated with the intended closure of the Palmer facility cannot be reasonably estimated at this time. The closure is not expected to have a material impact on any of the Company's other operating units.
Note 11: Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Numerator:
Net income (loss)	$1,094	$(1,178)
Denominator:
Denominator for basic earnings per share - weighted average shares	9,191	9,074
Effect of dilutive securities:
Employee stock options and stock grants	97	—
Denominator for diluted earnings per share - weighted average shares	9,288	9,074

Net income (loss) per share:
Basic	$0.12	$(0.13)
Diluted	$0.12	$(0.13)

The diluted earnings per share calculations exclude the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. The Company had 0.2 million shares of common stock that were anti-dilutive for the three months ended March 31, 2021 and 2020, respectively.
Note 12: Income Taxes
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal examinations for years before 2015 or state examinations for years before 2014. During the first three months of 2021 and 2020, the Company did not identify nor reserve for any unrecognized tax benefits.

Our income tax provision (benefit) and overall effective tax rates for the periods presented are as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Income tax provision (benefit)	$241	$(1,380)
Effective income tax rate	18.1%	54.0%

The effective tax rate was 18.1% and 54.0% for the three months ended March 31, 2021 and 2020, respectively. The March 31, 2021 effective tax rate was lower than the U.S. statutory rate of 21.0% primarily due to a reduction in the valuation allowance in the current period. The March 31, 2020 effective tax rate was higher than the statutory rate of 21.0% due to discrete tax benefits on our stock compensation plan and estimated tax benefits associated with the Coronavirus, Aid, Relief, and Economic Security Act ("CARES Act") which was signed into law on March 27, 2020. The CARES Act included various income and payroll tax provisions, notably, enabling the Company to carry back net operating losses and recover taxes paid in prior years.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 13: Commitments and Contingencies
The Company is from time-to-time subject to various claims, possible legal actions for product liability and other damages, and other matters arising out of the normal conduct of the Company's business.
Management is not currently aware of any asserted or unasserted matters which could have a material effect on the financial condition or results of operations of the Company.
Note 14: Industry Segments
The following table summarizes certain information regarding segments of the Company's operations:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net sales
Metals Segment	$55,213	$60,664
Specialty Chemicals Segment	14,565	14,033
	$69,778	$74,697
Operating income
Metals Segment	$2,577	$934
Specialty Chemicals Segment	1,056	466

Unallocated corporate expenses	1,767	2,019
Acquisition costs and other	—	304
Proxy contest costs and recoveries	(464)	—
Earn-out adjustments	225	4
Operating income (loss)	2,105	(927)
Interest expense	387	719
Loss on extinguishment of debt	223	—
Change in fair value of interest rate swap	(2)	85
Other, net	162	827
Income (loss) before income taxes	$1,335	$(2,558)

	As of
(in thousands)	March 31, 2021	December 31, 2020
Identifiable assets
Metals Segment	$151,657	$141,799
Specialty Chemicals Segment	27,612	25,039
Corporate	36,058	40,146
	$215,327	$206,984

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 15: Proxy Contest Costs and Recoveries
During the six months ended June 30, 2020, the Company engaged in a proxy contest with Privet Fund Management, LLC ("Privet") and UPG Enterprises, LLC ("UPG"), which parties acted as a group during the proxy contest. During the year ended December 31, 2020, total costs incurred by the Company relating to the proxy contest were $3.1 million.
During the three months ended March 31, 2021, the Company recorded a receivable for insurance recoveries of $0.5 million related to a claim for a portion of the costs associated with the proxy contest. The funds were received in the second quarter of 2021. The Company continues to seek coverage under its policies for reimbursement of costs associated with the proxy contest; however, any future reimbursement under the policies are neither probable nor estimable at this time.
Note 16: Subsequent Events
On April 13, 2021, the Compensation Committee approved inducement stock grants in conjunction with the appointment of the Company's Executive Vice President, Synalloy Metals where 15,228 shares with a market price of $9.85 per share were granted, with 50% of the award vesting at the end of a three-year vest period beginning from the date of grant and 50% of the award vesting when the thirty-day volume weighted average price of a Company common share equals $14.50 or more.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity, and capital resources during the three months ended March 31, 2021 and 2020, respectively. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the Annual Report), as well as the condensed consolidated financial statements (unaudited) and notes to the condensed consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of 2020. This discussion and analysis is presented in five sections:
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
The Company's business is divided into two reportable operating segments, the Metals Segment and the Specialty Chemicals Segment. The Metals Segment operates as three reporting units, all International Organization for Standardization ("ISO") certified manufacturers, including Welded Pipe & Tube Operations, a unit that includes Bristol Metals, LLC ("BRISMET") and American Stainless Tubing, LLC ("ASTI"), Palmer of Texas Tanks, Inc. ("Palmer"), and Specialty Pipe & Tube, Inc. ("Specialty"). Welded Pipe & Tube Operations manufactures stainless steel, galvanized, ornamental stainless steel pipe and tube, and other alloy pipe and tube. Palmer manufactures liquid storage solutions and separation equipment. As discussed in Note 10, the Company will permanently cease operations and divest all assets at the Palmer facility. Specialty is a master distributor of seamless carbon pipe and tube. The Metals Segment serves markets through the master distribution of pipe and tube and customers in the appliance, architectural, automotive and commercial transportation, brewery, chemical, petrochemical, pulp and paper, mining, power generation, (including nuclear), water and waste-water treatment, liquid natural gas ("LNG"), food processing, pharmaceutical, oil and gas and other heavy industries. The Specialty Chemicals Segment operates as one reporting unit which includes Manufacturers Chemicals, LLC ("MC"), a wholly-owned subsidiary of Manufacturers Soap and Chemical Company ("MS&C"), and CRI Tolling, LLC ("CRI Tolling"). MC manufactures lubricants, surfactants, defoamers, reaction intermediaries and sulfated fats and oils. CRI Tolling provides chemical tolling manufacturing resources to global and regional chemical companies and contracts with other chemical companies to manufacture certain, pre-defined products. The Specialty Chemicals Segment produces specialty chemicals for the chemical, pulp and paper, coatings, adhesives, sealants and elastomers (CASE), textile, automotive, household, industrial and institutional, water and waste-water treatment, construction, oil and gas and other industries.
Impacts of COVID-19
The impact of COVID-19, including changes in consumer behavior, pandemic fears, and market downturns as well as restrictions on business and individual activities has created significant volatility in the global economy and led to reduced economic activity. There have been extraordinary actions taken by federal, state, and local public health and governmental authorities to contain the spread of COVID-19 with many restrictions that have been in place since the onset of the pandemic only recently easing in many localities. We are an essential business and remain open in all locations, adhering to health guidelines to operate safely provided by our government officials and the U.S. Centers for Disease Control and Prevention. Throughout the COVID-19 pandemic, our first priority has been to safeguard the health of our employees. This includes restricting outside personnel and visitors as well as requiring a face covering when a visitor is on-site, creating space between work areas for employees, providing ample PPE and cleaning supplies in our offices and manufacturing plants, restricting travel, and having formal policies for mitigation in the event of cases of illness.
The Company has seen wide ranging impacts partially attributable to COVID-19 to date, including an adverse effect on our reported results and operations for 2020. During the first quarter of 2021, the Company continued to experience the effects of ongoing macroeconomic challenges related to COVID-19, specifically with delays in production and deliveries, however, we did experience increased demand for our products driving positive operating results in the period. During the quarter, the Company also took a number of steps to continue to improve its financial position including:
•refinancing and expanding its revolving line of credit with a new lender to give the Company more favorable terms and increased liquidity;
•making the decision to permanently cease operations and divest all remaining assets at the curtailed Palmer facility; and
•divesting the Company's ownership interest in N845BB Partners, LLC related to the corporate jet.
We will continue to closely monitor the impact of the outbreak of COVID-19 on all aspects of our business, including the impacts to our customers, employees and supply chain. There remains significant uncertainty concerning the magnitude of the impact and the duration of the COVID-19 pandemic and we are unable to predict the ultimate impact it may have on our business, future operations, financial position or cash flows. The extent that our operations will continue to be impacted by the COVID-19 pandemic will depend on future developments, including the development of new strains of COVID-19, the sufficiency and amounts of vaccines available and widely distributed and continued actions by government authorities to contain and treat the outbreak. All of which are highly uncertain and cannot be accurately predicted. See Part I - Item 1A, "Risk Factors," included in our Annual Report on Form 10-K for our risk factors regarding risks associated with the COVID-19 pandemic.

Results of Operations
Consolidated Performance Summary
Consolidated net sales for the first quarter of 2021 were $69.8 million representing a decrease of $4.9 million, or 6.6%, compared to net sales for the first quarter of 2020. Excluding Palmer, net sales for the first quarter of 2021 were $69.6 million representing a decrease of $1.6 million, or 2.3%, compared to net sales for the first quarter of 2020 (April 1, 2020, the Company curtailed operations at Palmer and as discussed in Note 10, in the first quarter of 2021, the Board of Directors authorized the permanent closure of the Company's Palmer facility).
For the first quarter of 2021, consolidated gross profit increased 22.2% to $8.7 million, or 12.5% of sales, compared to $7.2 million, or 9.6% of sales in the first quarter of 2020. The increase in dollars and percentage of sales were attributable to operational efficiencies and an increasing surcharge market environment.
Consolidated selling, general, and administrative expense for the first quarter of 2021 leveraged 56 basis points as a percentage of sales decreasing to $6.9 million, or 9.8% of sales, compared to $7.8 million, or 10.4% of sales in the first quarter of 2020. The decrease in expense was primarily driven by the curtailment of operations at the Palmer facility. Additionally, the decrease was driven by salaries and benefits partially offset by increases in professional fees.
For the first quarter of 2021, the Company recorded net income of $1.1 million, or $0.12 diluted earnings per share, compared to a net loss of $1.2 million, or $0.13 diluted loss per share for the first quarter of 2020. Included in the first quarter 2021 results are $0.5 million of insurance recovery proceeds related to the proxy contest costs in 2020, a $0.4 million non-cash loss as part of the Company's divestiture of its ownership interest in N845BB Partners, LLC. related to the corporate jet and a $0.2 million loss on extinguishment of debt related to the Company's debt refinance with BMO.
Metals Segment
Net sales for the Metals Segment in the first quarter of 2021 totaled $55.2 million, a decrease of $5.5 million, or 9.0%, from the first quarter of 2020. Excluding Palmer, net sales for the Metals Segment in the first quarter of 2021 totaled $55.1 million, a decrease of $2.2 million or 3.8%, from the first quarter of 2020. Excluding Palmer, the decrease was driven by a 4.2% decrease in average selling price related to a less favorable product mix over the comparable prior year period.
The net sales decrease for the first quarter of 2021 compared to the first quarter of 2020 is summarized as follows:

($ in thousands)	$	%	Average selling price (1)	Units shipped

Fiberglass and steel liquid storage tanks and separation equipment	$(3,278)	(95.9)%	(13.5)%	(94.8)%
Heavy wall seamless carbon steel pipe and tube	504	6.9%	(3.5)%	10.4%
Stainless steel pipe and tube	(3,817)	(8.7)%	(6.7)%	(2.7)%
Galvanized pipe and tube	1,140	18.4%	18.3%	(0.3)%
Total decrease	$(5,451)
(1) Average price increases (decreases) for the first quarter of 2021 as compared to the first quarter of 2020 primarily relate to the following:
•Fiberglass and steel liquid storage tanks and separation equipment - decline due to the curtailment of Palmer operations and decision to cease operations and divest remaining assets;
•Heavy wall seamless carbon steel pipe and tube - decline based on lower mix of energy based sales;
•Stainless steel pipe and tube - decline due to a less favorable product mix, offset by increasing surcharges; and,
•Galvanized pipe and tube - primarily due to improvement in indexed pricing

Selling, general, and administrative expense leveraged 33 basis points as a percentage of sales in the first quarter of 2021 decreasing 12.8% to $4.2 million compared to $4.8 million in the first quarter of 2020. The decrease in expense was primarily driven by the curtailment of operations at the Palmer facility.

Operating income increased $1.6 million, or 175.8%, to $2.5 million for the first quarter of 2021 compared to $0.9 million for the first quarter of 2020. Current quarter operating results were affected by increasing surcharges for 304 and 316 alloys. First quarter 2021 surcharges on 304 and 316 alloy were higher by approximately 43% and 36%, respectively, than the first quarter of 2020 and higher by approximately 23% and 24%, respectively, compared to surcharges in place at the end of 2020.
Specialty Chemicals Segment
Net sales for the Specialty Chemicals Segment in the first quarter of 2021 totaled $14.6 million, representing a $0.5 million, or 3.8%, increase from the first quarter of 2020. The increase was driven by a 7.0% increase in pounds shipped partially offset by a 3.1% decrease in average selling price.
Selling, general, and administrative expense leveraged 50 basis points as a percentage of sales decreasing $33,576, or 3.2%, to $1.0 million in the first quarter of 2021. The most significant decreases for the first quarter of 2021 compared to the same period in the prior year resulted from decreases in salaries and benefits, travel expense and bad debt expense.
Operating income increased $0.6 million, or 126.5%, to $1.1 million for the first quarter of 2021 compared to $0.5 million for the first quarter of 2020. The increase in operating income is primarily driven by 342 basis points of gross profit leverage in the quarter due to favorable operating efficiencies and increased production.
Other Items
Unallocated corporate expenses for the first quarter of 2021 decreased $0.3 million, or 12.5%, to $1.8 million (2.5% of sales) compared to $2.0 million (2.7% of sales) in the prior year comparative period. The first quarter decreases resulted primarily from lower salaries and benefits and stock compensation expense partially offset by increases in professional fees.
Interest expense was $0.4 million and $0.7 million for the first quarter of 2021 and 2020, respectively. The decrease was related to the Company's debt refinance in the first quarter of 2021 and favorability of interest rates associated with the new Credit Agreement.
The effective tax rate was 18.1% and 54.0% for the three months ended March 31, 2021 and 2020, respectively. The March 31, 2021 effective tax rate was lower than the U.S. statutory rate of 21.0% primarily due to expectations over current period valuation allowances. The March 31, 2020 effective tax rate was higher than the statutory rate of 21.0% due to discrete tax benefits on our stock compensation plan and estimated tax benefits associated with the CARES Act which was signed into law on March 27, 2020. The CARES Act included various income and payroll tax provisions, notably, enabling the Company to carry back net operating losses and recover taxes paid in prior years.
The Company's cash balance increased $0.2 million to $0.4 million as of March 31, 2021 compared to $0.2 million at December 31, 2020. Fluctuations affecting cash flows during the three months ended March 31, 2021 were comprised of the following:
a)Net inventories increased $3.7 million at March 31, 2021 when compared to December 31, 2020, mainly due to purchases of inventory to support increased customer demand. Inventory turns, calculated on a three-month average basis, increased from 1.69 turns at December 31, 2020 to 2.17 turns at March 31, 2021;
b)Accounts payable increased $6.4 million as of March 31, 2021 as compared to December 31, 2020, primarily due increased inventory purchases to support increased customer demand. Accounts payable days outstanding, calculated on a three-month average basis, were approximately 34 days at March 31, 2021 compared to 32 days at December 31, 2020;
c)Net accounts receivable increased $11.2 million at March 31, 2021 as compared to December 31, 2020, due primarily to increased sales volume in the first quarter of 2021 compared to the fourth quarter of 2020. Days sales outstanding, calculated using a three-month average basis, was 44 days outstanding at March 31, 2021 and 47 days at December 31, 2020, respectively;
d)Capital expenditures for the first three months of 2020 were $0.2 million; and
e)The Company paid $1.0 million during the first three months of 2020 related to the earn-out liabilities from the 2019 American Stainless, 2018 MUSA-Galvanized and 2017 MUSA-Stainless acquisitions.

Non-GAAP Financial Measures
To supplement our consolidated financial statements, which are prepared and presented in accordance with accounting principles generally accepted in the United States ("GAAP"), we use the following non-GAAP financial measures: EBITDA and Adjusted EBITDA. Management believes that these non-GAAP measures provide additional useful information to allow readers to compare the financial results between periods. Non-GAAP measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider the Company's performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company. Non-GAAP measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of the Company's results or financial condition as reported under GAAP.
EBITDA and Adjusted EBITDA
We define "EBITDA" as earnings before interest (including change in fair value of interest rate swap), income taxes, depreciation and amortization. We define "Adjusted EBITDA" as EBITDA further adjusted for the impact of non-cash and other items we do not consider in our evaluation of ongoing performance. These items include: goodwill impairment, asset impairment, gain on lease modification, stock-based compensation, non-cash lease cost, acquisition costs and other fees, proxy contest costs and recoveries, shelf registration costs, loss on extinguishment of debt, earn-out adjustments, realized and unrealized (gains) and losses on investments in equity securities and other investments, retention costs and restructuring and severance costs from net income. We caution investors that amounts presented in accordance with our definitions of EBITDA and Adjusted EBITDA may not be comparable to similar measures disclosed by other companies because not all companies calculate EBITDA and Adjusted EBITDA in the same manner. We present EBITDA and Adjusted EBITDA because we consider them to be important supplemental measures of our performance and investors' understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations.
Consolidated EBITDA and Adjusted EBITDA are as follows:

	Three Months Ended March 31,
($ in thousands)	2021	2020
Consolidated
Net income (loss)	$1,094	$(1,178)
Adjustments:
Interest expense	387	719
Change in fair value of interest rate swap	(2)	85
Income taxes	241	(1,380)
Depreciation	1,817	1,958
Amortization	680	810
EBITDA	4,217	1,014
Acquisition costs and other	—	304
Proxy contest costs and recoveries	(464)	—
Loss on extinguishment of debt	223	—
Earn-out adjustments	225	4
Loss on investments in equity securities and other investments	363	852
Stock-based compensation	187	336
Non-cash lease expense	124	128
Adjusted EBITDA	$4,875	$2,638
% of sales	7.0%	3.5%

Metals Segment EBITDA and Adjusted EBITDA are as follows:

	Three Months Ended March 31,
($ in thousands)	2021	2020
Metals Segment
Net income	$2,538	$926
Adjustments:
Interest expense	—	4
Depreciation	1,393	1,511
Amortization	680	810
EBITDA	4,611	3,251
Acquisition costs and other	—	4
Earn-out adjustments	225	4
Stock-based compensation	38	41
Metals Segment Adjusted EBITDA	$4,874	$3,300
% of segment sales	8.8%	5.4%
Specialty Chemicals Segment EBITDA and Adjusted EBITDA are as follows:

	Three Months Ended March 31,
($ in thousands)	2021	2020
Specialty Chemicals Segment
Net income	$1,055	$480
Adjustments:
Interest expense	—	8
Depreciation	386	403
EBITDA	1,441	891
Stock-based compensation	31	38
Specialty Chemicals Segment Adjusted EBITDA	$1,472	$929
% of segment sales	10.1%	6.6%

Liquidity and Capital Resources
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
Sources of Liquidity
Funds generated by operating activities supplemented by our available cash and cash equivalents and our credit facilities are our most significant sources of liquidity. As of March 31, 2021, we held $0.4 million of cash and cash equivalents, as well as $41.2 million of remaining available capacity on our revolving line of credit. We believe our sources of liquidity will be sufficient to fund operations and anticipated capital expenditures as well as repay our debt obligations as they become due over the next 12 months.

Cash Flows
Cash flows from total operations were as follows ($ in thousands):

	Three Months Ended March 31,
	2021	2020
Total cash (used in) provided by:
Operating activities	$(768)	$(642)
Investing activities	(227)	(587)
Financing activities	1,157	625
Net increase (decrease) in cash and cash equivalents	$162	$(604)

Operating Activities
The increase in cash used in operating activities for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily driven by changes in working capital. Accounts receivable increased for the first three months of 2021 by $11.1 million, compared to an increase of $7.7 million for the first three months of 2020, driving a reduction of $3.4 million in operating cash flows for the first quarter of 2021. Inventories increased $3.6 million in the first three months of 2021 compared to a decrease of $1.0 million in the first three months of 2020, driving a reduction of $4.5 million in operating cash flow for the first quarter of 2021. The increase in accounts receivable and inventory was due to a larger increase in sales volume over prior quarter in the first three months of 2021 than the increase experienced in the first three months of 2020 and higher inventory purchases to meet customer demand in the first three months of 2021. The increases in cash used from accounts receivable and inventory were partially offset by increases in accounts payable due to higher inventory purchases to meet customer demand and an increase in days payables outstanding from 32 days in the first three months of 2020 to 34 days in the first three months of 2021 as well as changes in accrued income taxes due to tax benefits the Company continues to receive as part of the CARES Act.
Investing Activities
Net cash used in investing activities primarily consists of transactions related to capital expenditures. The decrease in cash used in investing activities for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to a decrease in capital expenditures in the current year compared to the prior year.
Financing Activities
Net cash provided by financing activities primarily consists of transactions related to our long-term debt. The increase in cash provided by financing activities for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to borrowings from the Company's line of credit partially offset by payments to pay off the Company's previous term loan as part of the Company's debt refinancing in the first quarter of 2021 and payments for the Company's earnout liabilities.
Long-term Debt
On January 15, 2021, the Company and its subsidiaries entered into a new Credit Agreement with BMO providing the Company with a new four-year revolving credit facility and replacing the Company's previous asset based revolving line of credit and term loan with Truist. As of March 31, 2021, the Company had $63.8 million of total borrowings outstanding with its lender, an increase of $2.4 million from the balance at December 31, 2020. The Facility contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $7.5 million and (ii) 10% of the revolving credit facility (currently $10.5 million). See Note 7 in the notes to the unaudited condensed consolidated financial statements for additional information on the Company's line of credit.
Share Repurchases and Dividends
We have a share repurchase program, authorized by the Company's Board of Directors, that is executed through purchases made from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Shares repurchased are returned to status of authorized, but unissued shares of common stock or held in treasury. The following table presents the total number of shares repurchased, average price paid per share, and the total amount paid per share for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
Number of shares repurchased	—	59,617
Average price per share	$—	$10.65
Total cost of shares repurchased	$—	$636,940

At the end of each fiscal year the Board of Directors reviews the financial performance and capital needed to support future growth to determine the amount of cash dividend, if any, which is appropriate. In 2020, no dividends were declared or paid by the Company.
Other Financial Measures
Below are additional financial measures that we believe are important in understanding the Company's liquidity position from year to year. The metrics are defined as:

Current ratio = current assets divided by current liabilities
Debt to capital = total debt divided by total capital
Return on average equity = net income divided by the trailing 12-month average of equity
Results of these additional measures are as follows:

	March 31, 2021	December 31, 2020
Current ratio	3.8	4.1
Debt to capital	44%	43%
Return on average equity	1.2%	(29.2)%
Off-Balance Sheet Arrangements and Contractual Obligations
The Company has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on the Company's financial position, revenues, results of operations, liquidity, or capital expenditures.

Our Annual Report on Form 10-K for the year ended December 31, 2020 includes a table in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, summarizing our contractual obligations as of December 31, 2020, including approximately $54.1 million of long-term debt obligations and projected future interest due in 2021. As discussed in Note 7, on January 15, 2021, the Company and its subsidiaries entered into a new Credit Agreement with BMO providing the Company with a new four-year revolving credit facility and replacing the Company's previous asset based revolving line of credit and term loan with Truist.
As of March 31, 2021, the Company's contractual obligations and other commitments were as follows:

		Payment Obligations for the Year Ended
(in thousands)	Total	2021	2022	2023	2024	2025	Thereafter
Obligations:
Revolving credit facility	$63,767	$875	$1,750	$1,750	$1,750	$57,642	$—
Interest on line of credit	4,692	1,212	1,178	1,145	1,112	45	—
Finance lease	51	13	15	15	8	—	—
Operating leases	60,783	2,711	3,665	3,699	3,549	3,619	43,540
Total	$129,293	$4,811	$6,608	$6,609	$6,419	$61,306	$43,540

Significant Accounting Policies and Estimates
We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the notes to the consolidated financial statements presented in the Annual Report on Form 10-K for the year ended December 31, 2020. We discuss our critical accounting estimates in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of 2020.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, we are not required to provide the information required by this Item.
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
Changes in Internal Control over Financial Reporting
The Company's management, including the Chief Executive Officer and Chief Financial Officer, identified no change in the Company's internal control over financial reporting that occurred during the most recent quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II
Item 1. Legal Proceedings
It is not unusual for us and our subsidiaries to be involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business involving, among other things, product liability, commercial, employment, workers' compensation, and environmental matters. We establish reserves in a manner that is consistent with accounting principles generally accepted in the U.S. for costs associated with such matters when a liability is probable and those costs are capable of being reasonably estimated. We cannot predict with any certainty the outcome of these unresolved legal actions or the range of possible loss or recovery. Based on current information, however, we believe that the eventual outcome of these unresolved legal actions, either individually or in the aggregate, will not have a material adverse effect on our financial position, results of operations or cash flows. There were no material changes in our Legal Proceedings, as discussed in Part I, Item 3 in the Company's Annual Report on Form 10-K for the period ending December 31, 2020.
Item 1A. Risk Factors
There were no material changes in our assessment of risk factors as discussed in Part I, Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
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

SYNALLOY CORPORATION
(Registrant)

Date:	May 10, 2021	By:	/s/ Christopher G. Hutter
Christopher G. Hutter
Interim President and Chief Executive Officer
(principal executive officer)

Date:	May 10, 2021	By:	/s/ Sally M. Cunningham
Sally M. Cunningham
Senior Vice President and Chief Financial Officer
(principal accounting officer)