Form 10-Q
period 2021-06-30
SYNALLOY CORP
filed 2021-08-09
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock as of August 6, 2021 was 9,268,854

Synalloy Corporation

Forward-Looking Statements
This Quarterly Report on Form 10-Q includes and incorporates by reference "forward-looking statements" within the meaning of the federal securities laws. All statements that are not historical facts are "forward-looking statements." The words "estimate," "project," "intend," "expect," "believe," "should," "anticipate," "hope," "optimistic," "plan," "outlook," "should," "could," "may" and similar expressions identify forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect opinions only as of the date hereof. The following factors, among others, could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions, including risks relating to the impact and spread of and the government’s response to COVID-19; inability to weather an economic downturn; a prolonged decrease in nickel and oil prices; the impact of competitive products and pricing; product demand and acceptance risks; raw material and other increased costs; raw materials availability; financial stability of our customers; customer delays or difficulties in the production of products; loss of consumer or investor confidence; employee relations; ability to maintain workforce by hiring trained employees; labor efficiencies; risks associated with mergers, acquisitions, dispositions and other expansion activities; environmental issues; negative or unexpected results from tax law changes; inability to comply with covenants and ratios required by our debt financing arrangements; and other risks detailed in the Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission ("SEC") on March 9, 2021, particularly under the heading "Risk Factors" and from time-to-time in the Company's SEC filings. The Company assumes no obligation to update the information included in this Quarterly Report on Form 10-Q.

Part I - Financial Information
Item 1. Financial Statements

SYNALLOY CORPORATION
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	(Unaudited)
	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$761	$236
Accounts receivable, net of allowance for credit losses of $134 and $496, respectively	41,081	28,183
Inventories, net	90,195	85,080
Prepaid expenses and other current assets	10,358	13,384
Total current assets	142,395	126,883

Property, plant and equipment, net	31,777	35,096
Right-of-use assets, operating leases, net	31,092	31,769
Goodwill	1,355	1,355
Intangible assets, net	10,066	11,426
Deferred charges, net	352	455
Total assets	$217,037	$206,984

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$25,307	$19,732
Accounts payable - related parties	632	—
Accrued expenses and other current liabilities	8,547	6,123
Current portion of long-term debt	1,750	875
Current portion of earn-out liability	3,047	3,434
Current portion of operating lease liabilities	927	867
Current portion of finance lease liabilities	45	19
Total current liabilities	40,255	31,050

Long-term debt	57,750	60,495
Long-term portion of earn-out liability	—	287
Long-term portion of operating lease liabilities	32,281	32,771
Long-term portion of finance lease liabilities	53	37
Deferred income taxes	1,881	1,957
Other long-term liabilities	86	92
Total non-current liabilities	92,051	95,639
Commitments and contingencies – See Note 13

Shareholders' equity
Common stock, par value $1 per share; authorized 24,000,000 shares; issued 10,300,000 shares	10,300	10,300
Capital in excess of par value	37,309	37,719
Retained earnings	46,815	42,835
	94,424	90,854
Less: cost of common stock in treasury - 1,031,147 and 1,123,319 shares, respectively	9,693	10,559
Total shareholders' equity	84,731	80,295
Total liabilities and shareholders' equity	$217,037	$206,984
Note: The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date. See accompanying notes to condensed consolidated financial statements.

SYNALLOY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$83,087	$66,136	$152,865	$140,833
Cost of sales	69,000	61,775	130,043	129,321
Gross profit	14,087	4,361	22,822	11,512
Expenses
Selling, general and administrative	8,124	7,043	14,993	14,814
Acquisition costs and other	—	6	—	135
Proxy contest costs and recoveries	632	2,734	168	2,909
Earn-out adjustments	1,044	(827)	1,270	(823)
Asset impairments	233	6,079	233	6,079
Operating income (loss)	4,054	(10,674)	6,158	(11,602)
Other expense (income)
Interest expense	353	532	739	1,251
Loss on extinguishment of debt	—	—	223	—
Change in fair value of interest rate swaps	—	(4)	(2)	81
Other, net	—	(2,129)	162	(1,303)
Income (loss) before income taxes	3,701	(9,073)	5,036	(11,631)
Income tax provision (benefit)	815	(2,116)	1,056	(3,496)
Net income (loss)	$2,886	$(6,957)	$3,980	$(8,135)

Net income (loss) per common share:
Basic	$0.31	$(0.77)	$0.43	$(0.90)
Diluted	$0.31	$(0.77)	$0.43	$(0.90)

Weighted average shares outstanding:
Basic	9,233	9,058	9,212	9,066
Dilutive effect from stock options and grants	98	—	103	—
Diluted	9,331	9,058	9,315	9,066
See accompanying notes to condensed consolidated financial statements.

SYNALLOY CORPORATION
Condensed Consolidated Statement of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net income (loss)	$3,980	$(8,135)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	3,591	3,866
Amortization expense	1,360	1,619
Amortization of debt issuance costs	46	80
Asset impairments	233	6,079
Loss on extinguishment of debt	223	—
Unrealized gain on equity securities	—	(208)
Deferred income taxes	(76)	(458)
Proceeds from business interruption insurance	—	1,040
Gain on sale of equity securities	—	(31)
Earn-out adjustments	1,270	(823)
Payments on earn-out liabilities in excess of acquisition date fair value	—	(292)
(Reduction of) provision for losses on accounts receivable	(362)	316
Provision for losses on inventories	368	553
(Gain) loss on disposal of property, plant and equipment	(81)	238
Non-cash lease expense	249	256
Non-cash lease termination loss	—	24
Change in fair value of interest rate swap	(2)	81
Stock-based compensation expense	456	766
Changes in operating assets and liabilities:
Accounts receivable	(12,536)	(1,917)
Inventories	(5,482)	(1,411)
Other assets and liabilities	(570)	(2,225)
Accounts payable	5,575	3,694
Accounts payable - related parties	632	—
Accrued expenses	1,370	(203)
Accrued income taxes	4,751	(3,082)
Net cash provided by (used in) operating activities	4,995	(173)
Investing activities
Purchases of property, plant and equipment	(563)	(1,969)
Proceeds from disposal of property, plant and equipment	138	100
Proceeds from sale of equity securities	—	2,667
Net cash (used in) provided by investing activities	(425)	798
Financing activities
Borrowings from long-term debt	38,398	5,080
Payments on long-term debt	(40,269)	(2,000)
Principal payments on finance lease obligations	(19)	(93)
Payments for finance lease terminations	—	(204)
Payments on earn-out liabilities	(1,944)	(1,987)
Payments for termination of interest rate swap	(46)	—
Repurchase of common stock	—	(635)
Payments for deferred financing costs	(165)	—
Net cash (used in) provided by financing activities	(4,045)	161
Increase in cash and cash equivalents	525	786
Cash and cash equivalents, beginning of period	236	626
Cash and cash equivalents, end of period	$761	$1,412

Supplemental disclosure
Cash paid for:
Interest	$620	$1,203
Income taxes	$24	$6
See accompanying notes to condensed consolidated financial statements.

SYNALLOY CORPORATION
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
(in thousands)

	Three Months Ended June 30, 2021

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Cost of Common Stock in Treasury	Total
Balance March 31, 2021	$10,300	$37,668	$43,929	$(10,321)	$81,576
Net income	—	—	2,886	—	2,886
Issuance of 66,809 shares of common stock from treasury	—	(628)	—	628	—
Stock-based compensation	—	269	—	—	269
Balance June 30, 2021	$10,300	$37,309	$46,815	$(9,693)	$84,731

	Six Months Ended June 30, 2021

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Cost of Common Stock in Treasury	Total
Balance December 31, 2020	$10,300	$37,719	$42,835	$(10,559)	$80,295
Net income	—	—	3,980	—	3,980
Issuance of 92,172 shares of common stock from treasury	—	(866)	—	866	—
Stock-based compensation	—	456	—	—	456
Balance June 30, 2021	$10,300	$37,309	$46,815	$(9,693)	$84,731
See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
Continued

	Three Months Ended June 30, 2020

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Cost of Common Stock in Treasury	Total
Balance March 31, 2020	$10,300	$37,035	$68,924	$(11,675)	$104,584
Net loss	—	—	(6,957)	—	(6,957)
Stock-based compensation	—	430	—	—	430
Balance June 30, 2020	$10,300	$37,465	$61,967	$(11,675)	$98,057

	Six Months Ended June 30, 2020

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Cost of Common Stock in Treasury	Total
Balance December 31, 2019	$10,300	$37,407	$70,552	$(11,748)	$106,511
Net loss	—	—	(8,135)	—	(8,135)
Cumulative adjustment due to adoption of ASC 326	—	—	(450)	—	(450)
Issuance of 75,440 shares of common stock from treasury	—	(708)	—	708	—
Stock-based compensation	—	766	—	—	766
Purchase of common stock	—	—	—	(635)	(635)
Balance June 30, 2020	$10,300	$37,465	$61,967	$(11,675)	$98,057
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
These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Synalloy Corporation (the "Company") Annual Report on Form 10-K for the year ended December 31, 2020 (the "Annual Report"). The financial results for the interim periods may not be indicative of the financial results for the entire year.
COVID-19 Update
During the three and six months ended June 2021, aspects of the Company's business continued to be affected by macroeconomic factors related to the COVID-19 pandemic, specifically with production at our plants and within our supply chain. The nature of the situation is dynamic and the full extent of any future impacts of the COVID-19 pandemic on the Company's operational and financial performance is currently uncertain and will depend on many factors outside of the Company's control.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Fiberglass and steel liquid storage tanks and separation equipment	$550	$1,038	691	4,456
Heavy wall seamless carbon steel pipe and tube	11,131	5,658	18,949	12,972
Stainless steel pipe and tube	46,360	39,306	86,301	83,034
Galvanized pipe and tube	10,056	6,016	17,370	12,219
Specialty chemicals	14,990	14,118	29,554	28,152
Net sales	$83,087	$66,136	$152,865	$140,833

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
Level 3: Contingent consideration (earn-out) liabilities
The fair value of contingent consideration ("earn-out") liabilities resulting from the 2017 MUSA-Stainless acquisition, 2018 MUSA-Galvanized acquisition, and 2019 American Stainless acquisition are classified as Level 3. Each quarter-end, the Company re-evaluates its assumptions for all earn-out liabilities and adjusts to reflect the updated fair values. Changes in the estimated fair value of the earn-out liabilities are reflected in operating income in the periods in which they are identified. Changes in the fair value of the earn-out liabilities may materially impact and cause volatility in the Company's operating results. The significant unobservable inputs used in the fair value measurement of the Company's earn-out liabilities are the discount rate, timing of the estimated payouts, and future revenue projections. Significant increases (decreases) in any of those inputs would not have resulted in a material difference in the fair value measurement of the earn-out liabilities for the three and six months ended June 30, 2021.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents a summary of changes in fair value of the Company's Level 3 earn-out liabilities measured on a recurring basis for the six months ended June 30, 2021:

(in thousands)	MUSA-Stainless	MUSA-Galvanized	American Stainless	Total
Balance December 31, 2020	$375	$941	$2,405	$3,721
Earn-out payments during the period	(385)	(473)	(1,086)	(1,944)
Changes in fair value during the period	10	930	330	1,270
Balance June 30, 2021	$—	$1,398	$1,649	$3,047
For the three and six months ended June 30, 2021, the Company had no unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value instruments.
Quantitative Information about Significant Unobservable Inputs Used in Level 3 Fair Value Measurements
The following table summarizes the significant unobservable inputs in the fair value measurement of our contingent consideration (earn-out) liabilities as of June 30, 2021:

Instrument	Fair Value June 30, 2021	Principal Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
Contingent consideration (earn-out) liabilities	$3,047	Probability Weighted Expected Return	Discount rate	-	5%
			Timing of estimated payouts	2021 - 2022	-
			Future revenue projections	$7.9M - 9.6M	$8.8M
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
During the three and six months ended June 30, 2021, the Company's only significant measurements of assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition were certain long-lived assets. The Company does not periodically adjust carrying value to fair value of these assets; rather, the carrying value of the asset is reduced to its fair value when the Company determines that impairment has occurred.
During the three and six months ended June 30, 2021, the Company determined that technology associated with certain long lived assets within the Specialty Chemicals Segment was obsolete and, as a result, recognized a non-cash, pre-tax asset impairment charge of $0.2 million.
Fair Value of Financial Instruments
For short-term instruments, other than those required to be reported at fair value on a recurring and non-recurring basis and for which additional disclosures are included above, management concluded the historical carrying value is a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization. Therefore, as of June 30, 2021 and December 31, 2020, the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, and the Company's revolving line of credit, which is based on a variable interest rate, approximate their fair value.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 4: Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined by either specific identification or weighted average methods. The components of inventories are as follows:

(in thousands)	June 30, 2021	December 31, 2020
Raw materials	$42,815	$36,349
Work-in-process	22,926	20,520
Finished goods	25,495	28,929
	91,236	85,798
Less: inventory reserves	(1,041)	(718)
Inventories, net	$90,195	$85,080

Note 5: Property, Plant and Equipment
Property, plant and equipment consist of the following:

(in thousands)	June 30, 2021	December 31, 2020
Land	$3	$3
Leasehold improvements	2,971	2,939
Buildings	—	84
Machinery, fixtures and equipment	101,283	100,352
Construction-in-progress	1,702	2,772
	105,959	106,150
Less: accumulated depreciation and amortization	(74,182)	(71,054)
Property, plant and equipment, net	$31,777	$35,096

Note 6: Intangible Assets and Deferred Charges
Intangible assets represent the fair value of intellectual, non-physical assets resulting from business acquisitions and are amortized over their estimated useful life using either an accelerated or straight-line method over a period of eight to 15 years.

The balance of intangible assets subject to amortization are as follows:

(in thousands)	June 30, 2021	December 31, 2020
Intangible assets, gross	$30,866	$30,866
Accumulated amortization of intangible assets	(20,800)	(19,440)
Intangible assets, net	$10,066	$11,426

Estimated amortization expense related to intangible assets for the next five years are as follows:

(in thousands)
Remainder of 2021	$1,361
2022	2,501
2023	1,050
2024	952
2025	855
2026	758
Thereafter	2,589

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Deferred Charges
Deferred charges represent debt issuance costs and are amortized over their estimated useful lives using the straight-line method over a period of four years.
On January 15, 2021, the Company and its subsidiaries entered into a new Credit Agreement (the "Credit Agreement") with BMO Harris Bank, N.A ("BMO") providing the Company with a new four-year revolving credit facility and replacing the Company's previous asset based revolving line of credit and term loan with Truist Bank ("Truist"). The Company accounted for this refinance as a debt extinguishment and, as a result, $0.2 million of unamortized debt issuance costs associated with the Company's previously existing bank debt were written off as a loss on extinguishment of debt during the six months ended June 30, 2021. See Note 7 for additional information on the Company's new Credit Agreement.
The balance of deferred charges subject to amortization are as follows:

(in thousands)	June 30, 2021	December 31, 2020
Deferred charges, gross	$398	$792
Accumulated amortization of deferred charges	(46)	(337)
Deferred charges, net	$352	$455

Note 7: Long-term Debt
Long-term debt consists of the following:

(in thousands)	June 30, 2021	December 31, 2020
$150 million revolving line of credit, due January 15, 2025	$57,750	$—
$100 million revolving line of credit, due December 20, 2021	—	49,037
$20 million term loan, due February 1, 2024	—	11,458
Current portion of long-term debt	1,750	875
Total long-term debt	$59,500	$61,370
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
Availability under the Credit Agreement is based on eligible accounts receivable, inventory and fixed assets. Amounts outstanding under the revolving line of credit portion of the Facility currently bear interest, at the Company's option, at (a) the Base Rate (as defined in the Credit Agreement) plus 0.50%, or (b) LIBOR plus 1.50%. Amounts outstanding under the delayed draw term loan portion of the Facility bear interest at LIBOR plus 1.65%. The Facility also provides an unused commitment fee based on the daily used portion of the Facility. The weighted average interest rate per annum was 2.27% as of June 30, 2021.
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
As of June 30, 2021, the Company had $45.5 million of remaining available capacity under the Facility.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 8: Leases
Total Lease Cost
Individual components of the total lease cost incurred by the Company are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Operating lease cost	$1,023	$1,035	$2,046	$2,069
Finance lease cost:
Amortization of right-of-use assets	11	26	20	75
Interest on finance lease liabilities	1	7	1	24
Total lease cost	$1,035	$1,068	$2,067	$2,168
Reduction in carrying amounts of right-of-use assets held under finance leases is included in depreciation expense. Minimum rental payments under operating leases are recognized on a straight-line method over the term of the lease including any periods of free rent and are included in selling, general, and administrative expense on the unaudited condensed consolidated statement of operations.
Maturity of Leases
The amounts of undiscounted future minimum lease payments under leases as of June 30, 2021 are as follows:

(in thousands)	Operating	Finance
Remainder of 2021	$1,812	$23
2022	3,665	37
2023	3,699	28
2024	3,549	14
2025	3,619	—
Thereafter	43,540	—
Total undiscounted minimum future lease payments	59,884	102
Imputed interest	26,676	4
Present value of lease liabilities	$33,208	$98
Lease Term and Discount Rate

Weighted-average remaining lease term	June 30, 2021	December 31, 2020
Operating leases	15.01 years	15.47 years
Finance leases	2.44 years	2.91 years
Weighted-average discount rate
Operating leases	8.34%	8.33%
Finance leases	2.65%	2.44%
During the three and six months ended June 30, 2021, no right-of-use assets were recognized in exchange for new operating lease liabilities.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 9: Shareholders' Equity
Share Repurchase Program
On February 17, 2021, the Board of Directors re-authorized the Company's share repurchase program. The previous share repurchase program had a term of 24 months and terminated on February 21, 2021. The share repurchase program allows for repurchase of up to 790,383 shares of the Company's outstanding common stock over 24 months. The shares will be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Under the program, the purchases will be funded from available working capital, and the repurchased shares will be returned to the status of authorized, but unissued shares of common stock or held in treasury. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. As of June 30, 2021, the Company has 790,383 shares of its share repurchase authorization remaining.
Shares repurchased for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Number of shares repurchased	—	—	—	59,617
Average price per share	$—	$—	$—	$10.65
Total cost of shares repurchased	$—	$—	$—	$636,940
Note 10: Exit Activities
On February 17, 2021 the Board of Directors authorized the permanent closure of the Company's Palmer facility. The Company will cease operations and divest all remaining assets at the facility. The amounts, nature, and timing of charges associated with the intended closure of the Palmer facility cannot be reasonably estimated at this time. The closure is not expected to have a material impact on any of the Company's other operating units and the costs associated with the closure are not expected to be material.
Note 11: Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net income (loss)	$2,886	$(6,957)	$3,980	$(8,135)
Denominator:
Denominator for basic earnings per share - weighted average shares	9,233	9,058	9,212	9,066
Effect of dilutive securities:
Employee stock options and stock grants	98	—	103	—
Denominator for diluted earnings per share - weighted average shares	9,331	9,058	9,315	9,066

Net income (loss) per share:
Basic	$0.31	$(0.77)	$0.43	$(0.90)
Diluted	$0.31	$(0.77)	$0.43	$(0.90)

The diluted earnings per share calculations exclude the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. The Company had 0.2 million shares of common stock that were anti-dilutive for the three and six months ended June 30, 2021, respectively. The Company had 0.3 million and 0.2 million shares of common stock that were anti-dilutive for the three and six months ended June 30, 2020, respectively.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 12: Income Taxes
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal examinations for years before 2015 or state examinations for years before 2014. During the first six months of 2021 and 2020, the Company did not identify nor reserve for any unrecognized tax benefits.

Our income tax provision (benefit) and overall effective tax rates for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Income tax provision (benefit)	$815	$(2,116)	$1,056	$(3,496)
Effective income tax rate	22.0%	23.3%	21.0%	30.1%

The three and six months ended June 30, 2021 effective tax rates approximated the U.S. statutory rate of 21.0%.
The three and six months ended June 30, 2020 effective tax rates were higher than the statutory rate of 21.0% due to discrete tax benefits over the costs associated with our public proxy contest, additional benefits on asset impairment of our Palmer business, and benefits from our stock compensation plan. Additionally, we recognized estimated tax benefits associated with the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") which was signed into law on March 27, 2020. The CARES Act includes various income and payroll tax provisions, notably enabling the Company to carry back net operating losses and recover taxes paid in prior years.
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

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 14: Industry Segments
The following table summarizes certain information regarding segments of the Company's operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net sales
Metals Segment	$68,097	$52,018	$123,311	$112,681
Specialty Chemicals Segment	14,990	14,118	29,554	28,152
	$83,087	$66,136	$152,865	$140,833
Operating income (loss)
Metals Segment	$7,504	$(9,155)	$10,081	$(8,221)
Specialty Chemicals Segment	(414)	1,980	642	2,447

Unallocated corporate expenses	1,360	1,586	3,127	3,607
Acquisition costs and other	—	6	—	135
Proxy contest costs and recoveries	632	2,734	168	2,909
Earn-out adjustments	1,044	(827)	1,270	(823)
Operating income (loss)	4,054	(10,674)	6,158	(11,602)
Interest expense	353	532	739	1,251
Loss on extinguishment of debt	—	—	223	—
Change in fair value of interest rate swap	—	(4)	(2)	81
Other expense (income), net	—	(2,129)	162	(1,303)
Income (loss) before income taxes	$3,701	$(9,073)	$5,036	$(11,631)

	As of
(in thousands)	June 30, 2021	December 31, 2020
Identifiable assets
Metals Segment	$152,653	$141,799
Specialty Chemicals Segment	27,932	25,039
Corporate	36,452	40,146
	$217,037	$206,984
Note 15: Proxy Contest Costs and Recoveries
During the six months ended June 30, 2020, the Company engaged in a proxy contest with Privet Fund Management, LLC ("Privet") and UPG Enterprises, LLC ("UPG"), which parties acted as a group during the proxy contest. During the year ended December 31, 2020, total costs incurred by the Company relating to the proxy contest were $3.1 million.
During the three and six months ended June 30, 2021, the Company incurred proxy contest costs of $0.6 million related to the reimbursement of documented out-of-pocket fees and expenses to Privet and UPG. See Note 16 for further information on this related party transaction.
During the three and six months ended June 30, 2021, the Company received insurance recoveries of $0.5 million related to a claim for a portion of the costs associated with the proxy contest. The Company continues to seek coverage under its policies for reimbursement of costs associated with the proxy contest; however, any future reimbursement under the policies are neither probable nor estimable at this time.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 16: Related Party Transactions
The Company from time-to-time engages in transactions with related parties. These transactions cannot be presumed to be carried out on an arm's length basis or terms equivalent to those that prevail in arm's-length transactions. The Company's Board of Directors reviews any related party relationships and approves any significant modifications to any existing related party transactions, as well as any new significant related party transactions.
During the six months ended June 30, 2020, Privet and UPG, with an ownership interest of approximately 25% of the Company's outstanding common shares, filed a proxy statement with the Securities and Exchange Commission seeking an election of five of its nominees to the Synalloy Board of Directors at the Company's 2020 Annual Meeting of Shareholders. At the Annual Meeting held on June 30, 2020, Synalloy shareholders voted to elect three of the five nominees designated by Privet and UPG to serve on Synalloy's Board of Directors. During the three and six months ended June 30, 2021, the Company agreed to reimburse Privet and UPG for up to 90% of its documented out-of-pocket fees and expenses (including legal expenses) incurred related to the proxy contest through the date of the 2020 Annual Meeting. As of June 30, 2021, the Company accrued $0.6 million related to the reimbursement to Privet and UPG.
The Company's Interim President and Chief Executive Officer has ownership interests in other entities in which the Company conducts business. During the three and six months ended June 30, 2021, the Company recorded revenue of $31,073 from the sale of product to certain of these entities.
Note 17: Subsequent Events
On July 6, 2021, the Compensation Committee approved inducement stock grants in conjunction with the appointment of the Company's Chief Legal Officer where 9,804 shares with a market price of $10.21 per share were granted, with 50% of the award vesting at the end of a three-year vest period beginning from the date of grant and 50% of the award vesting with the thirty-day volume weighted average price of a Company common share equals $14.50 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity, and capital resources during the three and six months ended June 30, 2021 and 2020, respectively. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the Annual Report), as well as the condensed consolidated financial statements (unaudited) and notes to the condensed consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of 2020. This discussion and analysis is presented in five sections:
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
The Company's business is divided into two reportable operating segments, the Metals Segment and the Specialty Chemicals Segment. The Metals Segment operates as three reporting units, all International Organization for Standardization ("ISO") certified manufacturers, including Welded Pipe & Tube Operations, a unit that includes Bristol Metals, LLC ("BRISMET") and American Stainless Tubing, LLC ("ASTI"), Palmer of Texas Tanks, Inc. ("Palmer"), and Specialty Pipe & Tube, Inc. ("Specialty"). Welded Pipe & Tube Operations manufactures stainless steel, galvanized, ornamental stainless steel pipe and tube, and other alloy pipe and tube. Palmer manufactures liquid storage solutions and separation equipment. As discussed in Note 10, the Company will permanently cease operations and divest all assets at the Palmer facility. Specialty is a master distributor of seamless carbon pipe and tube. The Metals Segment serves the appliance, architectural, automotive, brewery, chemical, food processing, marine, mining, oil & gas, petrochemical, power generation, pulp and paper, water and waste water treatment consuming industries with pipe and tube. The Specialty Chemicals Segment operates as one reporting unit which includes Manufacturers Chemicals, LLC ("MC"), a wholly-owned subsidiary of Manufacturers Soap and Chemical Company ("MS&C"), and CRI Tolling, LLC ("CRI Tolling"). MC manufactures lubricants, surfactants, defoamers, reaction intermediaries and sulfated fats and oils. CRI Tolling provides chemical tolling manufacturing resources to global and regional chemical companies and contracts with other chemical companies to manufacture certain, pre-defined products. The Specialty Chemicals Segment produces specialty chemicals for the chemical, pulp and paper, coatings, adhesives, sealants and elastomers (CASE), textile, automotive, household, industrial and institutional, water and waste-water treatment, construction, oil and gas and other industries.
COVID-19 Update
The COVID-19 pandemic has negatively impacted the global economy, resulted in changes in consumer behavior and created significant volatility in financial markets and business operations. Beginning in the first quarter of 2021, there has been an increasing availability and administration of vaccines against COVID-19 and many of the restrictions on social, business, travel, and government activities that have been in place since the onset of the pandemic have started easing or have been completely lifted in many localities. The Company continues to be open in all locations, adhering to health guidelines provided by our government officials and the U.S. Centers for Disease Control and Prevention with protocols in place to operate safely and safeguard the health of our employees including creating space between work areas for employees, providing ample PPE and cleaning supplies in our offices and manufacturing plants and having formal policies for mitigation in the event of cases of illness.
The Company has seen wide ranging impacts partially attributable to COVID-19 to date, including an adverse effect on our reported results and operations for 2020 and impacts to our supply chain in 2021. However, during the first six months of 2021, economic conditions have improved, leading to increased demand for our products and positive operating results. The Company has also taken a number of steps to continue to improve its financial position including:
•refinancing and expanding its revolving line of credit with a new lender to give the Company more favorable terms and increased liquidity;
•making the decision to permanently cease operations and divest all remaining assets at the curtailed Palmer facility; and
•divesting the Company's ownership interest in N845BB Partners, LLC.
We continue to closely monitor the impact of the outbreak of COVID-19 on all aspects of our business. There remains significant uncertainty concerning the magnitude of the impact and the duration of the COVID-19 pandemic and we are unable to predict the ultimate impact it may have on our business, future operations, financial position or cash flows. The extent that our operations will continue to be impacted by the COVID-19 pandemic will depend on future developments, including the development of new strains of COVID-19, the sufficiency and amounts of vaccine availability and distribution and any further actions by government authorities to contain and treat the outbreak. All of which are highly uncertain and cannot be accurately predicted. See Part I - Item 1A, "Risk Factors," included in our Annual Report on Form 10-K for our risk factors regarding risks associated with the COVID-19 pandemic.

Results of Operations
Consolidated Performance Summary
Consolidated net sales for the second quarter of 2021 were $83.1 million representing an increase of $17.0 million, or 25.6%, compared to net sales for the second quarter of 2020. The increase in net sales for the second quarter of 2021 was primarily driven by a 13.0% increase in average selling prices and a 11.3% increase in pounds shipped. Net sales for the first six months of 2021 were $152.9 million, representing an increase of $12.0 million, or 8.5% when compared to the first six months of 2020. The increase in net sales for the first six months of 2021 was primarily driven by a 2.6% increase in average selling prices and a 5.9% increase in pounds shipped.
Consolidated gross profit for the second quarter of 2021 increased 223.0% to $14.1 million, or 17.0% of sales, compared to $4.4 million, or 6.6% of sales in the second quarter of 2020. For the first six months of 2021, consolidated gross profit increased 98.2% to $22.8 million, or 14.9% of sales, compared to $11.5 million, or 8.2% of sales, in the first six months of 2020. The increase in dollars and percentage of sales for the second quarter and first six months of 2021 were attributable to increased selling prices and volume-related operational efficiencies partially offset by increasing raw material and freight costs.
Consolidated selling, general, and administrative expense for the second quarter of 2021 was $8.1 million, or 9.8% of sales, as compared to $7.0 million, or 10.7% of sales, in the second quarter of 2020. For the first six months of 2021, consolidated selling, general, and administrative expense was $15.0 million, or 9.8% of sales, compared to $14.8 million, or 10.5% of sales, for the first six months of 2020. The increase in dollars for the second quarter and first six months of 2021 was driven by $0.5 million of severance expense related to workforce changes made during the second quarter and $0.5 million of retention expense within our Metals Segment, offset by a reduction in expenses related to the curtailment of Palmer operations that occurred in the second quarter of 2020.
For the second quarter of 2021, the Company recorded net income of $2.9 million, or $0.31 diluted earnings per share, compared to a net loss of $7.0 million, or $0.77 diluted loss per share for the second quarter of 2020. Excluding impacts from activities associated with the curtailed Palmer operations, net income in the second quarter of 2021 was $3.0 million compared to $1.1 million in the second quarter of 2020, an increase of $1.9 million over the prior year period.
For the first six months of 2021, the Company recorded net income of $4.0 million, or $0.43 diluted earnings per share, compared to a net loss of $8.1 million, or $0.90 diluted loss per share for the first six months of 2020. Excluding impacts from activities associated with the curtailed Palmer operations, net income in the first six months of 2021 was $4.3 million compared to $0.7 million in the first six months of 2020, an increase of $3.6 million over the prior year period.
Metals Segment
Net sales for the Metals Segment in the second quarter of 2021 totaled $68.1 million, an increase of $16.1 million, or 30.9%, compared to net sales for the second quarter of 2020. The increase for the second quarter of 2021 was primarily driven by a 7.5% increase in average selling prices and a 21.5% increase in pounds shipped. Net sales for the Metals Segment for the first six months of 2021 totaled $123.3 million, an increase of $10.6 million, or 9.4%, compared to net sales for the first six months of 2020. The increase for the first six months of 2021 was primarily driven by a 0.7% increase in average selling prices and a 8.6% increase in pounds shipped.
The net sales increase (decrease) for the second quarter of 2021 compared to the second quarter of 2020 is summarized as follows:

($ in thousands)	$	%	Average selling price (1)	Units shipped

Fiberglass and steel liquid storage tanks and separation equipment	$(488)	(47.0)%	(53.9)%	28.6%
Heavy wall seamless carbon steel pipe and tube	5,473	96.7%	7.0%	83.0%
Stainless steel pipe and tube	7,012	17.8%	5.1%	11.6%
Galvanized pipe and tube	4,082	67.9%	46.3%	13.3%
Total increase	$16,079
(1) Average price increases (decreases) for the second quarter of 2021 as compared to the second quarter of 2020 primarily relate to the following:

•Fiberglass and steel liquid storage tanks and separation equipment - decline due to the curtailment of Palmer operations and decision to cease operations and divest remaining assets;
•Heavy wall seamless carbon steel pipe and tube - increase due to demand driven price increases;
•Stainless steel pipe and tube - increase due to demand driven price increases; and,
•Galvanized pipe and tube - increase due to improvement in indexed pricing

The net sales increase (decrease) for the first six months of 2021 compared to the first six months of 2020 is summarized as follows:

($ in thousands)	$	%	Average selling price (1)	Units shipped

Fiberglass and steel liquid storage tanks and separation equipment	$(3,765)	(84.5)%	(56.5)%	(60.8)%
Heavy wall seamless carbon steel pipe and tube	5,977	46.1%	1.8%	42.9%
Stainless steel pipe and tube	3,196	3.8%	(0.8)%	4.2%
Galvanized pipe and tube	5,222	42.7%	33.2%	6.2%
Total increase	$10,630
(1) Average price increases (decreases) for the first six months of 2021 as compared to the first six months of 2020 primarily relate to the following:
•Fiberglass and steel liquid storage tanks and separation equipment - decline due to the curtailment of Palmer operations and decision to cease operations and divest remaining assets;
•Heavy wall seamless carbon steel pipe and tube - increase due to demand driven price increases and higher mix of energy based sales;
•Stainless steel pipe and tube - increase due to demand driven price increases offset by a less favorable product mix; and,
•Galvanized pipe and tube - increase due to improvement in indexed pricing

Selling, general, and administrative expense for the second quarter of 2021 was $4.9 million, or 7.2% of sales, as compared to $4.8 million, or 9.3% of sales, in the second quarter of 2020. The increase in dollars was primarily driven by $0.5 million of retention expense offset by a reduction in expenses associated with the curtailment of the Palmer operations. For the first six months of 2021, selling, general, and administrative expense was $9.1 million, or 7.4% of sales, compared to $9.7 million, or 8.6% of sales, in the first six months of 2020. The decrease in dollars for the first six months of 2021 compared to the first six months of 2020 is primarily driven by a reduction in expenses associated with the curtailment of the Palmer operations.

Operating income increased $16.7 million, or 182.0%, to $7.5 million for the second quarter of 2021 compared to an operating loss of $9.2 million for the second quarter of 2020. Excluding impacts from activities associated with the curtailed Palmer operations, operating income was $7.6 million in the second quarter of 2021 compared to an operating loss of $1.2 million in the second quarter of 2020, an increase of $8.7 million over the prior year period. For the first six months of 2021, operating income increased $18.3 million, or 222.6%, to $10.1 million compared to an operating loss of $8.2 million in the first six months of 2020. Excluding impacts from activities associated with the curtailed Palmer operations, operating income was $10.4 million in the first six months of 2021 compared to $0.6 million in the first six months of 2020, an increase of $9.8 million over the prior year period. Current quarter and first six months of 2021 operating results were impacted by increasing demand driven sales and volume driven operating efficiencies.
Specialty Chemicals Segment
Net sales for the Specialty Chemicals Segment in the second quarter of 2021 totaled $15.0 million, representing a $0.9 million, or 6.2%, increase from the second quarter of 2020. The increase was driven by a 12.4% increase in demand driven average selling prices partially offset by a 3.8% decrease in pounds shipped attributable to increased COVID-19 driven hand sanitizer demand in the second quarter of 2020 not in the current period. Net sales for the first six months of 2021 totaled $29.6 million, an increase of $1.4 million, or 5.0%, compared to the first six months of 2020. The increase for the first six months of 2021 was primarily driven by a 4.5% increase in average selling prices and a 1.4% increase in pounds shipped.

Selling, general, and administrative expense for the second quarter of 2021 was $2.0 million, or 13.4% of sales, compared to $0.7 million, or 5.2% of sales, in the second quarter of 2020. For the first six months of 2021, selling, general, and administrative expense was $3.0 million, or 10.3% of sales, compared to $1.8 million or 6.3%, of sales, in the first six months of 2020. The increase in dollars for the second quarter and first six months of 2021 was primarily driven by $0.5 million of severance expense related to workforce changes in the period, $0.2 million of asset impairment charges in the period, $0.3 million of bad debt expenses, $0.2 million of environmental expenses and $0.1 million in increased stock comp expense related to the aforementioned workforce changes in the period.
Operating loss increased $2.4 million, or 120.9%, to $0.4 million for the second quarter of 2021 compared to operating income of $2.0 million for the second quarter of 2020. For the first six months of 2021, operating income decreased $3.6 million, or 84.8%, to $0.6 million compared to operating income of $4.2 million in the first six months of 2020. The decrease in operating income for the second quarter and first six months of 2021 is primarily driven by the aforementioned increases in selling, general, and administrative costs.
Other Items
Unallocated corporate expenses for the second quarter of 2021 decreased $0.2 million, or 14.4%, to $1.4 million (1.6% of sales) compared to $1.6 million (2.4% of sales) in the prior year comparative period. For the first six months of 2021, unallocated corporate expenses decreased $0.5 million, or 13.4%, to $3.1 million (2.0% of sales) from $3.6 million (2.6% of sales) in the first six months of 2020. The second quarter and first six months of 2021 decreases resulted primarily from lower salaries and benefits and stock compensation expense partially offset by increases in professional fees.
Interest expense was $0.4 million and $0.7 million for the second quarter and first six months of 2021, respectively compared to $0.5 million and $1.3 million for the second quarter and first six months of 2020, respectively. The decrease in the current year compared to the prior year is related to the Company's debt refinance in the first quarter of 2021 and favorability of interest rates associated with the new Credit Agreement.
The three and six months ended June 30, 2021 effective tax rates approximated the U.S. statutory rate of 21.0%.
The three and six months ended June 30, 2020 effective tax rates were higher than the statutory rate of 21.0% due to discrete tax benefits over the costs associated with our public proxy contest, additional benefits on asset impairment of our Palmer business, and benefits from our stock compensation plan. Additionally, we recognized estimated tax benefits associated with the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") which was signed into law on March 27, 2020. The CARES Act includes various income and payroll tax provisions, notably enabling the Company to carry back net operating losses and recover taxes paid in prior years.
The Company's cash balance increased $0.6 million to $0.8 million as of June 30, 2021 compared to $0.2 million at December 31, 2020. Fluctuations affecting cash flows during the six months ended June 30, 2021 were comprised of the following:
a)Net inventories increased $5.1 million at June 30, 2021 when compared to December 31, 2020, mainly due to purchases of inventory to support increased customer demand. Inventory turns, calculated on a six-month average basis, increased from 1.15 turns at December 31, 2020 to 1.48 turns at June 30, 2021;
b)Accounts payable increased $5.6 million as of June 30, 2021 as compared to December 31, 2020, primarily due increased inventory purchases to support increased customer demand and working capital improvements. Accounts payable days outstanding, calculated on a six-month average basis, were approximately 32 days at June 30, 2021 compared to 39 days at December 31, 2020;
c)Net accounts receivable increased $12.9 million at June 30, 2021 as compared to December 31, 2020, due primarily to increased sales volume in the second quarter and first six months of 2021 compared to the fourth quarter of 2020. Days sales outstanding, calculated using a six-month average basis, was approximately 41 days outstanding at June 30, 2021 and 51 days at December 31, 2020, respectively;
d)Capital expenditures for the second quarter and first six months of 2021 were $0.3 million and $0.6 million, respectively; and
e)The Company paid $0.9 million and $1.9 million during the second quarter and first six months of 2021 related to the earn-out liabilities from the 2019 American Stainless, 2018 MUSA-Galvanized and 2017 MUSA-Stainless acquisitions.

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
EBITDA and Adjusted EBITDA
We define "EBITDA" as earnings before interest (including change in fair value of interest rate swap), income taxes, depreciation and amortization. We define "Adjusted EBITDA" as EBITDA further adjusted for the impact of non-cash and other items we do not consider in our evaluation of ongoing performance. These items include: asset impairment, stock-based compensation, non-cash lease cost, acquisition costs and other fees, proxy contest costs and recoveries, loss on extinguishment of debt, earn-out adjustments, realized and unrealized (gains) and losses on investments in equity securities and other investments, retention costs and restructuring and severance costs from net income. We caution investors that amounts presented in accordance with our definitions of EBITDA and Adjusted EBITDA may not be comparable to similar measures disclosed by other companies because not all companies calculate EBITDA and Adjusted EBITDA in the same manner. We present EBITDA and Adjusted EBITDA because we consider them to be important supplemental measures of our performance and investors' understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations.
Consolidated EBITDA and Adjusted EBITDA are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Consolidated
Net income (loss)	$2,886	$(6,957)	$3,980	$(8,135)
Adjustments:
Interest expense	353	532	739	1,251
Change in fair value of interest rate swap	—	(4)	(2)	81
Income taxes	815	(2,116)	1,056	(3,496)
Depreciation	1,774	1,989	3,591	3,947
Amortization	680	810	1,360	1,619
EBITDA	6,508	(5,746)	10,724	(4,733)
Acquisition costs and other	—	6	—	138
Proxy contest costs and recoveries	632	2,734	168	2,909
Loss on extinguishment of debt	—	—	223	—
Earn-out adjustments	1,044	(827)	1,270	(823)
Loss (gain) on investments in equity securities and other investments	—	(1,092)	363	(240)
Asset impairments	233	6,079	233	6,079
Stock-based compensation	269	430	456	766
Non-cash lease expense	124	128	249	256
Retention expense	476	235	476	235
Restructuring and severance costs	477	—	477	—
Adjusted EBITDA	$9,763	$1,947	$14,639	$4,587
% of sales	11.7%	2.9%	9.6%	3.3%

Metals Segment EBITDA and Adjusted EBITDA are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Metals Segment
Net income (loss)	$6,463	$(7,308)	$9,002	$(6,381)
Adjustments:
Interest expense	—	7	—	11
Depreciation	1,350	1,559	2,742	3,070
Amortization	680	810	1,360	1,619
EBITDA	8,493	(4,932)	13,104	(1,681)
Acquisition costs and other	—	—	—	3
Earn-out adjustments	1,044	(827)	1,270	(823)
Asset impairments	—	6,079	—	6,079
Stock-based compensation	46	130	83	171
Retention expense	476	—	476	—
Restructuring and severance costs	50	—	50	—
Metals Segment Adjusted EBITDA	$10,109	$450	$14,983	$3,749
% of segment sales	14.8%	0.9%	12.2%	3.3%
Specialty Chemicals Segment EBITDA and Adjusted EBITDA are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Specialty Chemicals Segment
Net income (loss)	$(414)	$1,980	$641	$2,460
Adjustments:
Interest expense	—	1	—	9
Depreciation	390	389	776	792
EBITDA	(24)	2,370	1,417	3,261
Asset impairments	233	—	233	—
Stock-based compensation	136	80	167	118
Restructuring and severance costs	427	—	427	—
Specialty Chemicals Segment Adjusted EBITDA	$772	$2,450	$2,244	$3,379
% of segment sales	5.2%	17.4%	7.6%	12.0%

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
Sources of Liquidity
Funds generated by operating activities supplemented by our available cash and cash equivalents and our credit facilities are our most significant sources of liquidity. As of June 30, 2021, we held $0.8 million of cash and cash equivalents, as well as $45.5 million of remaining available capacity on our revolving line of credit. We believe our sources of liquidity will be sufficient to fund operations and anticipated capital expenditures as well as repay our debt obligations as they become due over the next 12 months.
Cash Flows
Cash flows from total operations were as follows ($ in thousands):

	Six Months Ended June 30,
	2021	2020
Total cash provided by (used in):
Operating activities	$4,995	$(173)
Investing activities	(425)	798
Financing activities	(4,045)	161
Net increase in cash and cash equivalents	$525	$786

Operating Activities
The increase in cash provided by operating activities for the six months ended June 30, 2021 compared to cash used in operating activities for the six months ended June 30, 2020 was primarily driven by changes in working capital. Accounts receivable increased for the first six months of 2021 by $12.5 million, compared to an increase of $1.9 million for the first six months of 2020, driving a reduction of $10.6 million in operating cash flows for the first six months of 2021. Inventories increased $5.5 million in the first six months of 2021 compared to an increase of $1.4 million in the first six months of 2020, driving a reduction of $4.1 million in operating cash flow for the first six months of 2021. The increases in accounts receivable and inventories were due to increases in sales volume during the first six months of 2021 and higher inventory purchases to meet customer demand in the first six months of 2021. The increases in cash used from accounts receivable and inventories were partially offset by an increase in accounts payable due to higher inventory purchases to meet customer demand and days payables outstanding of 32 days in the first six months of 2021 and 2020, respectively, as well as changes in accrued income taxes due to tax benefits the Company continues to receive as part of the CARES Act.
Investing Activities
Net cash used in investing activities primarily consists of transactions related to capital expenditures and equity transactions. The decrease in cash used in investing activities for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to a decrease in capital expenditures in the current year compared to the prior year and proceeds received from the sale of investments in equity securities in the prior year not in the current year.
Financing Activities
Net cash provided by financing activities primarily consists of transactions related to our long-term debt. The increase in cash used in financing activities for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to increased payments towards the Company's line of credit in the current year and payments to pay off the Company's previous term loan as part of the Company's debt refinancing in the first quarter of 2021.

Long-term Debt
On January 15, 2021, the Company and its subsidiaries entered into a new Credit Agreement with BMO providing the Company with a new four-year revolving credit facility and replacing the Company's previous asset based revolving line of credit and term loan with Truist. As of June 30, 2021, the Company had $59.5 million of total borrowings outstanding with its lender, a decrease of $1.9 million from the balance at December 31, 2020. The Facility contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $7.5 million and (ii) 10% of the revolving credit facility (currently $10.5 million). See Note 7 in the notes to the unaudited condensed consolidated financial statements for additional information on the Company's line of credit.
Share Repurchases and Dividends
We have a share repurchase program, authorized by the Company's Board of Directors, that is executed through purchases made from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Shares repurchased are returned to status of authorized, but unissued shares of common stock or held in treasury. The following table presents the total number of shares repurchased, average price paid per share, and the total amount paid per share for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,
	2021	2020
Number of shares repurchased	—	59,617
Average price per share	$—	$10.65
Total cost of shares repurchased	$—	$636,940

At the end of each fiscal year, the Board of Directors reviews the financial performance and capital needed to support future growth to determine the amount of cash dividend, if any, which is appropriate. In 2020, no dividends were declared or paid by the Company.
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

	June 30, 2021	December 31, 2020
Current ratio	3.5	4.1
Debt to capital	41%	43%
Return on average equity	4.4%	(29.2)%
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

As of June 30, 2021, the Company's contractual obligations and other commitments were as follows:

		Payment Obligations for the Year Ended
(in thousands)	Total	2021	2022	2023	2024	2025	Thereafter
Obligations:
Revolving credit facility	$59,500	$875	$1,750	$1,750	$1,750	$53,375	$—
Interest on line of credit	4,097	1,058	1,033	1,000	966	40	—
Finance leases	102	23	37	28	14	—	—
Operating leases	59,885	1,813	3,665	3,699	3,549	3,619	43,540
Total	$123,584	$3,769	$6,485	$6,477	$6,279	$57,034	$43,540
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Synalloy Corporation
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description
10.1	Confidential Separation and Release Agreement, dated as of May 14, 2021, between Registrant and J. Greg Gibson
10.2	Amended and Restated Synalloy Corporation 2015 Stock Awards Plan
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Certifications Pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101*)
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNALLOY CORPORATION
(Registrant)

Date:	August 9, 2021	By:	/s/ Christopher G. Hutter
Christopher G. Hutter
Interim President and Chief Executive Officer
(principal executive officer)

Date:	August 9, 2021	By:	/s/ Sally M. Cunningham
Sally M. Cunningham
Senior Vice President and Chief Financial Officer
(principal accounting officer)