Form 10-Q
period 2021-09-30
SYNALLOY CORP
filed 2021-11-09
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock as of November 8, 2021 was 9,372,346

Synalloy Corporation

Forward-Looking Statements
This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and other applicable federal securities laws. All statements that are not historical facts are forward-looking statements. Forward looking statements can be identified through the use of words such as "estimate," "project," "intend," "expect," "believe," "should," "anticipate," "hope," "optimistic," "plan," "outlook," "should," "could," "may" and similar expressions. The forward-looking statements are subject to certain risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions, including risks relating to the impact and spread of and the government’s response to COVID-19; inability to weather an economic downturn; the impact of competitive products and pricing; product demand and acceptance risks; raw material and other increased costs; raw material availability; financial stability of the Company’s customers; customer delays or difficulties in the production of products; loss of consumer or investor confidence; employee relations; ability to maintain workforce by hiring trained employees; labor efficiencies; risks associated with acquisitions; environmental issues; negative or unexpected results from tax law changes; inability to comply with covenants and ratios required by the Company’s debt financing arrangements; and other risks detailed from time-to-time in Synalloy Corporation's Securities and Exchange Commission filings, including our Annual Report on Form 10-K, which filings are available from the SEC. Synalloy Corporation assumes no obligation to update any forward-looking information included in this release.

Part I - Financial Information
Item 1. Financial Statements

SYNALLOY CORPORATION
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	(Unaudited)
	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$1,174	$236
Accounts receivable, net of allowance for credit losses of $108 and $496, respectively	44,096	28,183
Inventories, net	98,334	85,080
Prepaid expenses and other current assets	8,820	13,384
Total current assets	152,424	126,883

Property, plant and equipment, net	29,691	35,096
Right-of-use assets, operating leases, net	30,975	31,769
Goodwill	1,355	1,355
Intangible assets, net	9,385	11,426
Deferred charges, net	327	455
Total assets	$224,157	$206,984

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$34,850	$19,732
Accounts payable - related parties	2	—
Accrued expenses and other current liabilities	10,144	6,123
Current portion of long-term debt	1,750	875
Current portion of earn-out liability	2,249	3,434
Current portion of operating lease liabilities	1,019	867
Current portion of finance lease liabilities	40	19
Total current liabilities	50,054	31,050

Long-term debt	47,213	60,495
Long-term portion of earn-out liability	—	287
Long-term portion of operating lease liabilities	32,191	32,771
Long-term portion of finance lease liabilities	46	37
Deferred income taxes	1,342	1,957
Other long-term liabilities	84	92
Total non-current liabilities	80,876	95,639
Commitments and contingencies – See Note 13

Shareholders' equity
Common stock, par value $1 per share; authorized 24,000,000 shares; issued 10,300,000 shares	10,300	10,300
Capital in excess of par value	37,037	37,719
Retained earnings	55,014	42,835
	102,351	90,854
Less: cost of common stock in treasury - 970,653 and 1,123,319 shares, respectively	9,124	10,559
Total shareholders' equity	93,227	80,295
Total liabilities and shareholders' equity	$224,157	$206,984
Note: The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date. See accompanying notes to condensed consolidated financial statements.

SYNALLOY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$86,182	$59,266	$239,047	$200,099
Cost of sales	68,176	54,271	198,219	183,592
Gross profit	18,006	4,995	40,828	16,507
Expenses
Selling, general and administrative	6,948	6,275	21,941	21,088
Acquisition costs and other	201	656	201	803
Proxy contest costs and recoveries	—	207	168	3,105
Earn-out adjustments	160	(146)	1,430	(969)
Asset impairments	—	—	233	6,079
Goodwill impairment	—	10,748	—	10,748
Gain on lease modification	—	(171)	—	(171)
Operating income (loss)	10,697	(12,574)	16,855	(24,176)
Other expense (income)
Interest expense	329	452	1,068	1,703
Loss on extinguishment of debt	—	—	223	—
Change in fair value of interest rate swaps	—	(16)	(2)	65
Other, net	(10)	59	152	(1,244)
Income (loss) before income taxes	10,378	(13,069)	15,414	(24,700)
Income tax provision (benefit)	2,179	(2,530)	3,235	(6,026)
Net income (loss)	$8,199	$(10,539)	$12,179	$(18,674)

Net income (loss) per common share:
Basic	$0.88	$(1.16)	$1.32	$(2.06)
Diluted	$0.87	$(1.16)	$1.30	$(2.06)

Weighted average shares outstanding:
Basic	9,287	9,105	9,237	9,079
Dilutive effect from stock options and grants	116	—	111	—
Diluted	9,403	9,105	9,348	9,079
See accompanying notes to condensed consolidated financial statements.

SYNALLOY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net income (loss)	$12,179	$(18,674)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	5,459	5,752
Amortization expense	2,041	2,324
Amortization of debt issuance costs	71	129
Asset impairments	233	6,079
Goodwill impairment	—	10,748
Loss on extinguishment of debt	223	—
Unrealized gain on equity securities	—	(208)
Deferred income taxes	(615)	(2,116)
Proceeds from business interruption insurance	—	1,040
Loss on sale of equity securities	—	38
Earn-out adjustments	1,430	(969)
Payments on earn-out liabilities in excess of acquisition date fair value	(11)	(292)
(Reduction of) provision for losses on accounts receivable	(388)	53
Provision for losses on inventories	2,286	874
(Gain) loss on disposal of property, plant and equipment	(580)	237
Non-cash lease expense	373	385
Non-cash lease termination loss	5	24
Gain on lease modification	—	(171)
Change in fair value of interest rate swap	(2)	65
Issuance of treasury stock for director fees	58	405
Stock-based compensation expense	695	1,036
Changes in operating assets and liabilities:
Accounts receivable	(15,525)	1,438
Inventories	(15,539)	4,593
Other assets and liabilities	(1,443)	(1,902)
Accounts payable	15,118	(1,636)
Accounts payable - related parties	2	—
Accrued expenses	3,272	681
Accrued income taxes	6,844	(3,963)
Net cash provided by operating activities	16,186	5,970
Investing activities
Purchases of property, plant and equipment	(761)	(2,824)
Proceeds from disposal of property, plant and equipment	1,054	102
Proceeds from sale of equity securities	—	4,430
Net cash provided by investing activities	293	1,708
Financing activities
Borrowings from long-term debt	41,648	—
Payments on long-term debt	(54,056)	(3,000)
Payments on BB&T line of credit	—	(1,210)
Principal payments on finance lease obligations	(31)	(101)
Payments for finance lease terminations	—	(204)
Payments on earn-out liabilities	(2,891)	(2,939)
Payments for termination of interest rate swap	(46)	—
Repurchase of common stock	—	(635)
Payments for deferred financing costs	(165)	(52)
Net cash used in financing activities	(15,541)	(8,141)
Increase (decrease) in cash and cash equivalents	938	(463)
Cash and cash equivalents, beginning of period	236	626
Cash and cash equivalents, end of period	$1,174	$163
See accompanying notes to condensed consolidated financial statements.

SYNALLOY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Nine Months Ended September 30,
Supplemental Disclosure	2021	2020
Cash paid for interest	$994	$1,573
Cash paid for income taxes	$649	$16
See accompanying notes to condensed consolidated financial statements.

SYNALLOY CORPORATION
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)
(in thousands)

	Three Months Ended September 30, 2021

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Cost of Common Stock in Treasury	Total
Balance June 30, 2021	$10,300	$37,309	$46,815	$(9,693)	$84,731
Net income	—	—	8,199	—	8,199
Issuance of 60,494 shares of common stock from treasury	—	(511)	—	569	58
Stock-based compensation	—	239	—	—	239
Balance September 30, 2021	$10,300	$37,037	$55,014	$(9,124)	$93,227

	Nine Months Ended September 30, 2021

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Cost of Common Stock in Treasury	Total
Balance December 31, 2020	$10,300	$37,719	$42,835	$(10,559)	$80,295
Net income	—	—	12,179	—	12,179
Issuance of 152,666 shares of common stock from treasury	—	(1,377)	—	1,435	58
Stock-based compensation	—	695	—	—	695
Balance September 30, 2021	$10,300	$37,037	$55,014	$(9,124)	$93,227
See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)
Continued

	Three Months Ended September 30, 2020

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Cost of Common Stock in Treasury	Total
Balance June 30, 2020	$10,300	$37,465	$61,967	$(11,675)	$98,057
Net loss	—	—	(10,539)	—	(10,539)
Issuance of 50,652 shares of common stock from treasury	—	(71)	—	476	405
Stock-based compensation	—	270	—	—	270
Balance September 30, 2020	$10,300	$37,664	$51,428	$(11,199)	$88,193

	Nine Months Ended September 30, 2020

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Cost of Common Stock in Treasury	Total
Balance December 31, 2019	$10,300	$37,407	$70,552	$(11,748)	$106,511
Net loss	—	—	(18,674)	—	(18,674)
Cumulative adjustment due to adoption of ASC 326	—	—	(450)	—	(450)
Issuance of 126,092 shares of common stock from treasury	—	(779)	—	1,184	405
Stock-based compensation	—	1,036	—	—	1,036
Purchases of common stock	—	—	—	(635)	(635)
Balance September 30, 2020	$10,300	$37,664	$51,428	$(11,199)	$88,193
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
COVID-19 Update
During the three and nine months ended September 30, 2021, aspects of the Company's business continued to be affected by macroeconomic factors related to the COVID-19 pandemic, specifically with production at our plants and within our supply chain. The nature of the situation is dynamic and the full extent of any future impacts of the COVID-19 pandemic on the Company's operational and financial performance is currently uncertain and will depend on many factors outside of the Company's control.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Fiberglass and steel liquid storage tanks and separation equipment	$189	$538	881	4,994
Heavy wall seamless carbon steel pipe and tube	10,398	5,436	29,347	18,408
Stainless steel pipe and tube	48,331	37,231	134,632	120,265
Galvanized pipe and tube	11,209	3,875	28,578	16,094
Specialty chemicals	16,055	12,186	45,609	40,338
Net sales	$86,182	$59,266	$239,047	$200,099

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
Level 3: Contingent consideration (earn-out) liabilities
The fair value of contingent consideration ("earn-out") liabilities resulting from the 2017 MUSA-Stainless acquisition, 2018 MUSA-Galvanized acquisition, and 2019 American Stainless acquisition are classified as Level 3. Each quarter-end, the Company re-evaluates its assumptions for all earn-out liabilities and adjusts to reflect the updated fair values. Changes in the estimated fair value of the earn-out liabilities are reflected in operating income in the periods in which they are identified. Changes in the fair value of the earn-out liabilities will impact and cause volatility in the Company's operating results. The significant unobservable inputs used in the fair value measurement of the Company's earn-out liabilities are the discount rate, timing of the estimated payouts, and future revenue projections. Significant increases (decreases) in any of those inputs would not have resulted in a material difference in the fair value measurement of the earn-out liabilities for the three and nine months ended September 30, 2021.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents a summary of changes in fair value of the Company's Level 3 earn-out liabilities measured on a recurring basis for the nine months ended September 30, 2021:

(in thousands)	MUSA-Stainless	MUSA-Galvanized	American Stainless	Total
Balance December 31, 2020	$375	$941	$2,405	$3,721
Earn-out payments during the period	(385)	(780)	(1,737)	(2,902)
Changes in fair value during the period	10	949	471	1,430
Balance September 30, 2021	$—	$1,110	$1,139	$2,249
For the three and nine months ended September 30, 2021, the Company had no unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value instruments.
Quantitative Information about Significant Unobservable Inputs Used in Level 3 Fair Value Measurements
The following table summarizes the significant unobservable inputs in the fair value measurement of our contingent consideration (earn-out) liabilities as of September 30, 2021:

Instrument	Fair Value September 30, 2021	Principal Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
Contingent consideration (earn-out) liabilities	$2,249	Probability Weighted Expected Return	Discount rate	-	5%
			Timing of estimated payouts	2021 - 2022	-
			Future revenue projections	$6.4M - $9.5M	$8.3M
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
During the three months ended September 30, 2021, the Company had no significant measurements of assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition. During the nine months ended September 30, 2021, the Company's only significant measurements of assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition were certain long-lived assets. The Company does not periodically adjust carrying value to fair value of these assets; rather, the carrying value of the asset is reduced to its fair value when the Company determines that impairment has occurred.
During the nine months ended September 30, 2021, the Company determined that technology associated with certain long lived assets within the Specialty Chemicals Segment was obsolete and, as a result, recognized a non-cash, pre-tax asset impairment charge of $0.2 million.
Fair Value of Financial Instruments
For short-term instruments, other than those required to be reported at fair value on a recurring and non-recurring basis and for which additional disclosures are included above, management concluded the historical carrying value is a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization. Therefore, as of September 30, 2021 and December 31, 2020, the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, and the Company's revolving line of credit, which is based on a variable interest rate, approximate their fair values.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 4: Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined by either specific identification or weighted average methods. The components of inventories are as follows:

(in thousands)	September 30, 2021	December 31, 2020
Raw materials	$48,633	$36,349
Work-in-process	23,916	20,520
Finished goods	28,419	28,929
	100,968	85,798
Less: inventory reserves	(2,634)	(718)
Inventories, net	$98,334	$85,080

Note 5: Property, Plant and Equipment
Property, plant and equipment consist of the following:

(in thousands)	September 30, 2021	December 31, 2020
Land	$3	$3
Leasehold improvements	2,979	2,939
Buildings	—	84
Machinery, fixtures and equipment	99,419	100,352
Construction-in-progress	1,468	2,772
	103,869	106,150
Less: accumulated depreciation and amortization	(74,178)	(71,054)
Property, plant and equipment, net	$29,691	$35,096

Note 6: Intangible Assets and Deferred Charges
Intangible assets represent the fair value of intellectual, non-physical assets resulting from business acquisitions and are amortized over their estimated useful life using either an accelerated or straight-line method over a period of eight to 15 years.

The balances of intangible assets subject to amortization are as follows:

(in thousands)	September 30, 2021	December 31, 2020
Intangible assets, gross	$30,866	$30,866
Accumulated amortization of intangible assets	(21,481)	(19,440)
Intangible assets, net	$9,385	$11,426

Estimated amortization expense related to intangible assets for the next five years are as follows:

(in thousands)
Remainder of 2021	$680
2022	2,501
2023	1,050
2024	952
2025	855
2026	758
Thereafter	2,589

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Deferred Charges
Deferred charges represent debt issuance costs and are amortized over their estimated useful lives using the straight-line method over a period of four years.
On January 15, 2021, the Company and its subsidiaries entered into a new Credit Agreement (the "Credit Agreement") with BMO Harris Bank, N.A ("BMO") providing the Company with a new four-year revolving credit facility and replacing the Company's previous asset based revolving line of credit and term loan with Truist Bank ("Truist"). The Company accounted for this refinance as a debt extinguishment and, as a result, $0.2 million of unamortized debt issuance costs associated with the Company's previously existing bank debt were written off as a loss on extinguishment of debt during the nine months ended September 30, 2021. See Note 7 for additional information on the Company's new Credit Agreement.
The balance of deferred charges subject to amortization are as follows:

(in thousands)	September 30, 2021	December 31, 2020
Deferred charges, gross	$398	$792
Accumulated amortization of deferred charges	(71)	(337)
Deferred charges, net	$327	$455

Note 7: Long-term Debt
Long-term debt consists of the following:

(in thousands)	September 30, 2021	December 31, 2020
$150 million revolving line of credit, due January 15, 2025	$47,213	$—
$100 million revolving line of credit, due December 20, 2021	—	49,037
$20 million term loan, due February 1, 2024	—	11,458
Current portion of long-term debt	1,750	875
Total long-term debt	$48,963	$61,370
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
The initial borrowing capacity under the Facility totals $110.0 million consisting of a $105.0 million revolving line of credit and a $5.0 million delayed draw term loan. The revolving line of credit includes a $17.5 million machinery and equipment sub-limit which requires quarterly payments of $0.4 million with a balloon payment due upon maturity of the Facility in January 2025.
Availability under the Credit Agreement is based on eligible accounts receivable, inventory and fixed assets. Amounts outstanding under the revolving line of credit portion of the Facility currently bear interest, at the Company's option, at (a) the Base Rate (as defined in the Credit Agreement) plus 0.50%, or (b) LIBOR plus 1.50%. Amounts outstanding under the delayed draw term loan portion of the Facility bear interest at LIBOR plus 1.65%. The Facility also provides an unused commitment fee based on the daily used portion of the Facility. The weighted average interest rate per annum was 2.26% as of September 30, 2021.
Pursuant to the Credit Agreement, the Company was required to pledge all of its tangible and intangible properties, including the stock and membership interests of its subsidiaries. The Facility contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $7.5 million and (ii) 10% of the revolving credit facility (currently $10.5 million). As of September 30, 2021, the Company was in compliance with all debt covenants.
As of September 30, 2021, the Company had $56.0 million of remaining available capacity under the Facility.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 8: Leases
On August 30, 2021, the Company entered into a thirty-eight month operating lease agreement for office space with an entity affiliated with the Company's Interim President and Chief Executive Officer. Pursuant to the terms of the lease agreement, the Company will pay a base rent in the first year of the agreement beginning October 30, 2021 of $5,364 monthly with an annual increase of 2.5% through the term of the agreement. During the three and nine months ended September 30, 2021, the Company recognized $0.2 million of right-of-use assets in exchange for new operating lease liabilities associated with this lease agreement. See Note 16 for additional information on the Company's related party transactions.
Total Lease Cost
Individual components of the total lease cost incurred by the Company are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Operating lease cost	$1,026	$1,032	$3,072	$3,101
Finance lease cost:
Amortization of right-of-use assets	13	9	33	84
Interest on finance lease liabilities	1	—	2	24
Total lease cost	$1,040	$1,041	$3,107	$3,209
Reduction in carrying amounts of right-of-use assets held under finance leases is included in depreciation expense. Minimum rental payments under operating leases are recognized on a straight-line method over the term of the lease including any periods of free rent and are included in selling, general, and administrative expense on the unaudited condensed consolidated statement of operations.
Maturity of Leases
The amounts of undiscounted future minimum lease payments under leases as of September 30, 2021 are as follows:

(in thousands)	Operating	Finance
Remainder of 2021	$930	$13
2022	3,731	37
2023	3,766	28
2024	3,607	14
2025	3,626	—
Thereafter	43,548	—
Total undiscounted minimum future lease payments	59,208	92
Imputed interest	25,998	6
Present value of lease liabilities	$33,210	$86
Lease Term and Discount Rate

Weighted-average remaining lease term	September 30, 2021	December 31, 2020
Operating leases	14.71 years	15.47 years
Finance leases	2.26 years	2.91 years
Weighted-average discount rate
Operating leases	8.32%	8.33%
Finance leases	2.60%	2.44%
During the three and nine months ended September 30, 2021, $0.3 million of right-of-use assets were recognized in exchange for new operating lease liabilities.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 9: Shareholders' Equity
Share Repurchase Program
On February 17, 2021, the Board of Directors re-authorized the Company's share repurchase program. The previous share repurchase program had a term of 24 months and terminated on February 21, 2021. The share repurchase program allows for repurchase of up to 790,383 shares of the Company's outstanding common stock over 24 months. The shares will be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Under the program, the purchases will be funded from available working capital, and the repurchased shares will be returned to the status of authorized, but unissued shares of common stock or held in treasury. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. As of September 30, 2021, the Company has 790,383 shares of its share repurchase authorization remaining.
Shares repurchased for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Number of shares repurchased	—	—	—	59,617
Average price per share	$—	$—	$—	$10.65
Total cost of shares repurchased	$—	$—	$—	$636,940
Note 10: Exit Activities
On February 17, 2021 the Board of Directors authorized the permanent cessation of operations at Palmer and the subleasing of the Palmer facility. The Company expects to permanently cease operations at the facility by December 31, 2021.
The exit of operations at Palmer is not expected to have a material impact on any of the Company's other operating units and costs associated with the exit are not expected to be material.
Note 11: Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net income (loss)	$8,199	$(10,539)	$12,179	$(18,674)
Denominator:
Denominator for basic earnings per share - weighted average shares	9,287	9,105	9,237	9,079
Effect of dilutive securities:
Employee stock options and stock grants	116	—	111	—
Denominator for diluted earnings per share - weighted average shares	9,403	9,105	9,348	9,079

Net income (loss) per share:
Basic	$0.88	$(1.16)	$1.32	$(2.06)
Diluted	$0.87	$(1.16)	$1.30	$(2.06)

The diluted earnings per share calculations exclude the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. The Company had 0.2 million shares of common stock that were anti-dilutive for the three and nine months ended September 30, 2021, respectively. The Company had 0.3 million and 0.2 million shares of common stock that were anti-dilutive for the three and nine months ended September 30, 2020, respectively.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 12: Income Taxes
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal examinations for years before 2017 or state examinations for years before 2017. During the first nine months of 2021 and 2020, the Company did not identify nor reserve for any unrecognized tax benefits.

Our income tax provision (benefit) and overall effective tax rates for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Income tax provision (benefit)	$2,179	$(2,530)	$3,235	$(6,026)
Effective income tax rate	21.0%	19.4%	21.0%	24.4%

The three and nine months ended September 30, 2021 effective tax rates approximated the U.S. statutory rate of 21.0%.
The three months ended September 30, 2020 effective tax rate was approximately equal to the U.S. statutory rate of 21.0%. The nine months ended September 30, 2020 effective tax rate was higher than the statutory rate of 21.0% due to discrete tax benefits over the costs associated with our public proxy contest, asset impairments at our Palmer facility, goodwill impairment over our Metals Segment and benefits from our stock compensation plan. Additionally, we recognized estimated tax benefits associated with the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") which was signed into law on March 27, 2020. The CARES Act includes various income and payroll tax provisions, notably enabling the Company to carry back net operating losses and recover taxes paid in prior years.
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

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 14: Industry Segments
The following table summarizes certain information regarding segments of the Company's operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net sales
Metals Segment	$70,127	$47,079	$193,438	$159,761
Specialty Chemicals Segment	16,055	12,187	45,609	40,338
	$86,182	$59,266	$239,047	$200,099
Operating income (loss)
Metals Segment	$11,711	$(11,563)	$21,793	$(19,784)
Specialty Chemicals Segment	1,356	1,061	1,999	3,508

Unallocated corporate expenses	2,009	1,526	5,138	5,132
Acquisition costs and other	201	656	201	803
Proxy contest costs and recoveries	—	207	168	3,105
Earn-out adjustments	160	(146)	1,430	(969)
Gain on lease modification	—	(171)	—	(171)
Operating income (loss)	10,697	(12,574)	16,855	(24,176)
Interest expense	329	452	1,068	1,703
Loss on extinguishment of debt	—	—	223	—
Change in fair value of interest rate swap	—	(16)	(2)	65
Other expense (income), net	(10)	59	152	(1,244)
Income (loss) before income taxes	$10,378	$(13,069)	$15,414	$(24,700)

	As of
(in thousands)	September 30, 2021	December 31, 2020
Identifiable assets
Metals Segment	$160,170	$141,799
Specialty Chemicals Segment	29,626	25,039
Corporate	34,361	40,146
	$224,157	$206,984
Note 15: Proxy Contest Costs and Recoveries
During the six months ended June 30, 2020, the Company engaged in a proxy contest with Privet Fund Management, LLC ("Privet") and UPG Enterprises, LLC ("UPG"), which parties acted as a group during the proxy contest. During the year ended December 31, 2020, total costs incurred by the Company relating to the proxy contest were $3.1 million.
During the three months ended September 30, 2021, the Company incurred no proxy contest costs. During the nine months ended September 30, 2021, the Company incurred proxy contest costs of $0.6 million related to the reimbursement of documented out-of-pocket fees and expenses to Privet and UPG. See Note 16 for further information on this related party transaction.
During the three months ended September 30, 2021, the Company received no insurance recoveries. During the nine months ended September 30, 2021, the Company received insurance recoveries of $0.5 million related to a claim for a portion of the costs associated with the proxy contest. The Company continues to seek coverage under its policies for reimbursement of costs associated with the proxy contest; however, any future reimbursement under the policies are neither probable nor estimable at this time.

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
Expense Reimbursement
During the six months ended June 30, 2020, Privet and UPG, with an ownership interest of approximately 25% of the Company's outstanding common shares, filed a proxy statement with the Securities and Exchange Commission seeking an election of five of its nominees to the Synalloy Board of Directors at the Company's 2020 Annual Meeting of Shareholders. At the Annual Meeting held on June 30, 2020, Synalloy shareholders voted to elect three of the five nominees designated by Privet and UPG to serve on Synalloy's Board of Directors. In May 2021, the Company agreed to reimburse Privet and UPG for up to 90% of its documented out-of-pocket fees and expenses (including legal expenses) incurred related to the proxy contest through the date of the 2020 Annual Meeting. During the third quarter of 2021, the Company paid $0.6 million related to the reimbursement to Privet and UPG. As of September 30, 2021, there are no charges outstanding related to this matter.
During the three and nine months ended September 30, 2021, the Company paid reimbursable travel expenses of $3,140 to an entity affiliated with the Company's Interim President and Chief Executive Officer.
Sales to Related Parties
The Company's Interim President and Chief Executive Officer has ownership interests in other entities with which the Company may, from time-to-time, conduct business. During the three months ended September 30, 2021, the Company recorded no revenue from the sale of product to these entities. During the nine months ended September 30, 2021, the Company recorded revenue of $31,073 from the sale of product to certain of these entities. During the three and nine months ended September 30, 2021, the Company received $40,000 in cash and recognized a loss on disposal of property, plant and equipment of $13,000 from the sale of property, plant and equipment to certain of these entities.
Lease Agreement
On August 30, 2021, the Company entered into a thirty-eight month operating lease agreement for office space with an entity affiliated with the Company's Interim President and Chief Executive Officer. Pursuant to the terms of the lease agreement, the Company will pay a base rent in the first year of the agreement beginning October 30, 2021 of $5,364 monthly with an annual increase of 2.5% through the term of the agreement. During the three and nine months ended September 30, 2021, the Company recognized $0.2 million of right-of-use assets in exchange for new operating lease liabilities and incurred no rent expense associated with this lease agreement. See Note 8 for additional information on the Company's leases.
Shared Services Agreement
In September 2021, the Company entered into a shared services agreement (the "Shared Services Agreement") with UPG, an entity that has an ownership interest of approximately 8% of the Company's outstanding common shares and an entity in which the Company's Interim Chief Executive Officer has an ownership interest. Pursuant to the agreement, UPG provides the Company with certain corporate functions, including human resources and information technology services. The Shared Services Agreement has an indefinite term, with either party having the right to terminate any or all services with 30 days' prior written notice. Charges allocated to the Company are based on the Company's actual use of specific services detailed in the Shared Services Agreement at a rate of $145 per hour. The Company will also pay or reimburse UPG for all out-of-pocket fees and expenses incurred by UPG in connection with the rendering of services under the Shared Services Agreement including, (i) reasonable fees and disbursements of any independent professionals and organizations, including independent accountants, outside legal counsel or consultants and (ii) travel expenses or similar expenses not associated with UPG's ordinary operations. During the three and nine months ended September 30, 2021, the Company incurred $2,320 of expense related to the Shared Service Agreement.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 17: Subsequent Events
On October 22, 2021, the Company entered into an agreement with DanChem Holdings, LLC. pursuant to which the Company purchased all of the issued and outstanding shares of common stock of DanChem Technologies, Inc. ("DanChem") for $32.95 million, subject to certain customary adjustments for working capital, transactions expenses, cash and debt. The acquisition closed simultaneously with the execution of the agreement and was funded under the Company's existing credit facility. DanChem is a leading, full-service specialty chemicals contract manufacturing organization boasting the largest fleet of horizontal reactors in the industry and producing a broad array of diversified products.
The Company incurred $0.2 million of related acquisition costs in the third quarter of 2021, which are reflected in "Acquisition costs and other" on the unaudited condensed consolidated statement of operations. The acquisition qualifies as a business combination and will be accounted for using the acquisition method of accounting.
As a result of the limited time since the acquisition date and the effort required to conform the financial statements to the Company's practices and policies, the initial accounting for the business combination is incomplete at the time of this filing. As a result, the Company is unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed. Also, the Company is unable to provide pro-forma revenues and earnings of the combined entity. This information will be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
On November 5, 2021, the Company drew the entirety of the $5.0 million delayed draw term loan under the Facility and immediately applied the proceeds towards its revolving line of credit. The term loan requires quarterly payments of $0.2 million with a balloon payment due upon maturity of the Facility in January 2025.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity, and capital resources during the three and nine months ended September 30, 2021 and 2020, respectively. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the Annual Report), as well as the condensed consolidated financial statements (unaudited) and notes to the condensed consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of 2020. This discussion and analysis is presented in five sections:
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
The Company's business is divided into two reportable operating segments, the Metals Segment and the Specialty Chemicals Segment. The Metals Segment operates as three reporting units, all International Organization for Standardization ("ISO") certified manufacturers, including Welded Pipe & Tube Operations, a unit that includes Bristol Metals, LLC ("BRISMET") and American Stainless Tubing, LLC ("ASTI"), Palmer of Texas Tanks, Inc. ("Palmer"), and Specialty Pipe & Tube, Inc. ("Specialty"). Welded Pipe & Tube Operations manufactures stainless steel, galvanized, ornamental stainless steel pipe and tube, and other alloy pipe and tube. Palmer manufactures liquid storage solutions and separation equipment. As discussed in Note 10, the Company expects to permanently cease operations at the Palmer facility by December 31, 2021. Specialty is a master distributor of seamless carbon pipe and tube. The Metals Segment serves the appliance, architectural, automotive, brewery, chemical, food processing, marine, mining, oil & gas, petrochemical, power generation, pulp and paper, water and waste water treatment consuming industries with pipe and tube. The Specialty Chemicals Segment operates as one reporting unit which includes Manufacturers Chemicals, LLC ("MC"), a wholly-owned subsidiary of Manufacturers Soap and Chemical Company ("MS&C"), and CRI Tolling, LLC ("CRI Tolling"). MC manufactures lubricants, surfactants, defoamers, reaction intermediaries and sulfated fats and oils. CRI Tolling provides chemical tolling manufacturing resources to global and regional chemical companies and contracts with other chemical companies to manufacture certain, pre-defined products. The Specialty Chemicals Segment produces specialty chemicals for the chemical, pulp and paper, coatings, adhesives, sealants and elastomers (CASE), textile, automotive, household, industrial and institutional, water and waste-water treatment, construction, oil and gas and other industries.
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
The Company has seen wide ranging impacts partially attributable to COVID-19 to date, including an adverse effect on our reported results and operations for 2020 and impacts to our supply chain in 2021. However, during the first nine months of 2021, economic conditions have improved, leading to increased demand for our products and positive operating results. The Company has also taken a number of steps to continue to improve its financial position including:
•refinancing and expanding its revolving line of credit with a new lender to give the Company more favorable terms and increased liquidity;
•making the decision to permanently cease operations at the curtailed Palmer facility by December 31, 2021 and sublease the facility; and
•divesting the Company's ownership interest in N845BB Partners, LLC.
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

Results of Operations
Three months ended September 30, 2021 and 2020 Comparison
Consolidated net sales for the third quarter of 2021 were $86.2 million representing an increase of $26.9 million, or 45.4%, compared to net sales for the third quarter of 2020. The increase in net sales for the third quarter of 2021 was primarily driven by a 24.4% increase in average selling prices and a 16.4% increase in pounds shipped.
Consolidated gross profit for the third quarter of 2021 increased 260.5% to $18.0 million, or 20.9% of sales, compared to $5.0 million, or 8.4% of sales in the third quarter of 2020. The increase in dollars and percentage of sales for the third quarter of 2021 were attributable to increased selling prices and a continued favorable surcharge market environment partially offset by increasing raw material and freight costs.
Consolidated selling, general, and administrative expense for the third quarter of 2021 was $6.9 million, or 8.1% of sales, as compared to $6.3 million, or 10.6% of sales, in the third quarter of 2020. The increase in dollars for the third quarter of 2021 was primarily driven by $0.8 million of severance expense related to workforce changes made during the third quarter, a $0.5 million increase in salaries and benefits, $0.1 million increase in taxes and licenses and $0.1 million increase in travel expense partially offset by a $0.6 million reduction in professional fees over the prior year quarter and a $0.5 million increase in gain recognized on the disposal of property, plant and equipment associated with wind down activities at the Palmer facility.
For the third quarter of 2021, the Company recorded net income of $8.2 million, or $0.87 diluted earnings per share, compared to a net loss of $10.5 million, or $1.16 diluted loss per share for the third quarter of 2020.
Metals Segment
Net sales for the Metals Segment in the third quarter of 2021 totaled $70.1 million, an increase of $23.0 million, or 49.0%, compared to net sales for the third quarter of 2020. The increase for the third quarter of 2021 was primarily driven by a 19.4% increase in average selling prices and a 24.2% increase in pounds shipped.
The net sales increase (decrease) for the third quarter of 2021 compared to the third quarter of 2020 is summarized as follows:

($ in thousands)	$	%	Average selling price (1)	Units shipped

Fiberglass and steel liquid storage tanks and separation equipment	$(349)	(64.8)%	299.6%	(90.5)%
Heavy wall seamless carbon steel pipe and tube	4,962	91.3%	20.6%	58.3%
Stainless steel pipe and tube	11,100	29.8%	19.0%	8.4%
Galvanized pipe and tube	7,334	189.2%	86.8%	49.5%
Total increase	$23,047
(1) Average price increases (decreases) for the third quarter of 2021 as compared to the third quarter of 2020 primarily relate to the following:
•Fiberglass and steel liquid storage tanks and separation equipment - due to the curtailment of Palmer operations and decision to sublease facility;
•Heavy wall seamless carbon steel pipe and tube - increase due to demand driven price increases and raw material availability;
•Stainless steel pipe and tube - increase due to demand driven price increases and raw material availability; and,
•Galvanized pipe and tube - increase due to improvement in indexed pricing

Selling, general, and administrative expense for the third quarter of 2021 was $4.0 million, or 5.7% of sales, as compared to $4.0 million, or 8.5% of sales, in the third quarter of 2020. The dollar impacts were primarily driven by $0.3 million of severance expense related to workforce changes made during the third quarter and a $0.3 million increase in salaries and benefits offset by a $0.5 million increase in gain recognized on the disposal of property, plant and equipment in the quarter associated with wind down activities at the Palmer facility.

Operating income increased $23.3 million, or 201.3%, to $11.7 million for the third quarter of 2021 compared to an operating loss of $11.6 million for the third quarter of 2020. Operating income increases for the third quarter of 2021 were primarily driven by increased demand driven sales, increases in average selling prices and goodwill impairment in the third quarter of 2020 that did not occur in the current year.
Specialty Chemicals Segment
Net sales for the Specialty Chemicals Segment in the third quarter of 2021 totaled $16.1 million, representing a $3.9 million, or 31.7%, increase from the third quarter of 2020. The increase was primarily driven by a 25.3% increase in average selling prices and a 5.5% increase in pounds shipped.

Selling, general, and administrative expense for the third quarter of 2021 was $1.1 million, or 6.8% of sales, compared to $0.9 million, or 7.3% of sales, in the third quarter of 2020. The increase in dollars for the third quarter of 2021 was primarily driven by a $0.2 million increase in salaries and benefits.

Operating income increased $0.3 million, or 27.8%, to $1.4 million for the third quarter of 2021 compared to operating income of $1.1 million for the third quarter of 2020. Current quarter operating results were primarily driven by the aforementioned increases in average selling prices partially offset by the increases in selling, general and administrative expenses.
Other Performance Items
Unallocated corporate expenses for the third quarter of 2021 increased $0.5 million, or 31.7%, to $2.0 million (2.3% of sales) compared to $1.5 million (2.6% of sales) in the third quarter of 2020 primarily driven by increases in severance expense related to workforce changes made during the quarter, increases in stock compensation expense and taxes and license expense partially offset by reductions in professional fees.

Interest expense was $0.3 million for the third quarter of 2021 compared to $0.5 million for the third quarter of 2020. The decrease in the current year compared to the prior year was driven by lower debt outstanding during the quarter compared to prior year along with the Company's debt refinance in the first quarter of 2021 and the favorability of interest rates associated with the new Credit Agreement.

During the third quarter of 2021, the Company paid $1.0 million related to the earn-out liabilities from the 2019 American Stainless and 2018 MUSA-Galvanized acquisitions.
Nine months ended September 30, 2021 and 2020 Comparison
Consolidated net sales for the first nine months of 2021 were $239.0 million, representing an increase of $38.9 million, or 19.5% when compared to the first nine months of 2020. The increase in net sales for the first nine months of 2021 was primarily driven by a 9.4% increase in average selling prices and a 9.1% increase in pounds shipped.
Consolidated gross profit for the first nine months of 2021 increased 147.3% to $40.8 million, or 17.1% of sales, compared to $16.5 million, or 8.2% of sales, in the first nine months of 2020. The increase in dollars and percentage of sales for the first nine months of 2021 were attributable to increased selling prices and a continued favorable surcharge market environment partially offset by increasing raw material and freight costs.
Consolidated selling, general, and administrative expense for the first nine months of 2021 was $21.9 million, or 9.2% of sales, compared to $21.1 million, or 10.5% of sales, for the first nine months of 2020. The increase in dollars for the first nine months of 2021 was primarily driven by $1.3 million of severance expense related to workforce changes made during the first nine months of 2021, a $0.2 million increase in salaries and benefits, $0.2 million increase in taxes and licenses, $0.1 million increase in insurance expense and $0.1 million increase in bad debt expense partially offset by a $0.7 million increase in gain recognized on the disposal of property, plant and equipment, $0.4 million decrease in depreciation and amortization expense and $0.3 million decrease in stock compensation expense.
For the first nine months of 2021, the Company recorded net income of $12.2 million, or $1.30 diluted earnings per share, compared to a net loss of $18.7 million, or $2.06 diluted loss per share for the first nine months of 2020.
Metals Segment
Net sales for the Metals Segment for the first nine months of 2021 totaled $193.4 million, an increase of $33.7 million, or 21.1%, compared to net sales for the first nine months of 2020. The increase for the first nine months of 2021 was primarily driven by a 6.8% increase in average selling prices and a 13.1% increase in pounds shipped.

The net sales increase (decrease) for the first nine months of 2021 compared to the first nine months of 2020 is summarized as follows:

($ in thousands)	$	%	Average selling price (1)	Units shipped

Fiberglass and steel liquid storage tanks and separation equipment	$(4,113)	(82.4)%	(36.3)%	(70.0)%
Heavy wall seamless carbon steel pipe and tube	10,939	59.4%	7.7%	47.5%
Stainless steel pipe and tube	14,367	11.9%	5.5%	5.5%
Galvanized pipe and tube	12,484	77.6%	49.4%	17.1%
Total increase	$33,677
(1) Average price increases (decreases) for the first nine months of 2021 as compared to the first nine months of 2020 primarily relate to the following:
•Fiberglass and steel liquid storage tanks and separation equipment - due to the curtailment of Palmer operations and decision to sublease facility;
•Heavy wall seamless carbon steel pipe and tube - increase due to demand driven price increases and higher mix of energy based sales;
•Stainless steel pipe and tube - increase due to demand driven price increases partially offset by a less favorable product mix; and,
•Galvanized pipe and tube - increase due to improvement in indexed pricing

Selling, general, and administrative expense for the first nine months of 2021 was $13.1 million, or 6.8% of sales, compared to $13.7 million, or 8.6% of sales, in the first nine months of 2020. The decrease in dollars for the first nine months of 2021 compared to the first nine months of 2020 is primarily driven by a $0.7 million increase in gain recognized on the disposal of property, plant and equipment, $0.3 million decrease in depreciation and amortization expense, $0.3 million decrease in allocated expenses, $0.2 million decrease in bad debt expense and $0.2 million decrease in stock compensation expense partially offset by a $0.6 million increase in salaries and benefits, $0.4 million in severance expense due to workforce changes made during the first nine months of 2021 and a $0.2 million increase in travel expense.

Operating income for the first nine months of 2021 increased $41.6 million, or 210.2%, to $21.8 million compared to an operating loss of $19.8 million in the first nine months of 2020. Operating income increases in the first nine months of 2021 were primarily driven by increasing demand driven sales, increases in average selling prices and goodwill and asset impairment expenses taken in the first nine months of 2020 not in the current year.
Specialty Chemicals Segment
Net sales for the first nine months of 2021 totaled $45.6 million, an increase of $5.3 million, or 13.1%, compared to the first nine months of 2020. The increase for the first nine months of 2021 was primarily driven by a 10.8% increase in average selling prices and a 2.7% increase in pounds shipped.
Selling, general, and administrative expense for the first nine months of 2021 was $4.1 million, or 9.0% of sales, compared to $2.7 million or 6.6%, of sales, in the first nine months of 2020. The increase for the first nine months of 2021 was primarily driven by $0.5 million of severance expense related to workforce changes in the period, a $0.3 million increase in salaries and benefits, $0.3 million of bad debt expenses, $0.2 million of asset impairment charges, and a $0.2 million increase in environmental expenses.
For the first nine months of 2021, operating income decreased $1.5 million, or 43.0%, to $2.0 million compared to operating income of $3.5 million in the first nine months of 2020. The decrease in operating income for the first nine months of 2021 was primarily driven by the aforementioned increases in selling, general, and administrative costs.
Other Performance Items
Unallocated corporate expenses for the first nine months of 2021 was $5.1 million (2.1% of sales) compared to $5.1 million (2.6% of sales) in the first nine months of 2020. The decrease as a percentage of sales was driven primarily from lower salaries and benefits, travel expenses, professional fees and stock compensation expense partially offset by increases in taxes and licenses and insurance expense.

Interest expense was $1.1 million for the first nine months of 2021 compared to $1.7 million for the first nine months of 2020. The decrease in the current year compared to the prior year was driven by lower debt outstanding compared to prior year along with the Company's debt refinance in the first quarter of 2021 and the favorability of interest rates associated with the new Credit Agreement.
During the first nine months of 2021, the Company paid $2.9 million related to the earn-out liabilities from the 2019 American Stainless, 2018 MUSA-Galvanized, and 2017 MUSA-Stainless acquisitions.
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

Consolidated EBITDA and Adjusted EBITDA are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Consolidated
Net income (loss)	$8,199	$(10,539)	$12,179	$(18,674)
Adjustments:
Interest expense	329	452	1,068	1,703
Change in fair value of interest rate swap	—	(16)	(2)	65
Income taxes	2,179	(2,530)	3,235	(6,026)
Depreciation	1,868	1,805	5,459	5,752
Amortization	680	705	2,041	2,324
EBITDA	13,255	(10,123)	23,980	(14,856)
Acquisition costs and other	201	656	201	807
Proxy contest costs and recoveries	—	207	168	3,105
Loss on extinguishment of debt	—	—	223	—
Earn-out adjustments	160	(146)	1,430	(969)
Loss (gain) on investments in equity securities and other investments	—	69	363	(170)
Asset impairments	—	—	233	6,079
Goodwill impairment	—	10,748	—	10,748
Gain on lease modification	—	(171)	—	(171)
Stock-based compensation	239	270	695	1,036
Non-cash lease expense	124	130	373	386
Retention expense	18	—	494	235
Restructuring and severance costs	811	—	1,287	—
Adjusted EBITDA	$14,808	$1,640	$29,447	$6,230
% of sales	17.2%	2.8%	12.3%	3.1%

Metals Segment EBITDA and Adjusted EBITDA are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Metals Segment
Net income (loss)	$11,556	$(11,417)	$20,558	$(17,798)
Adjustments:
Interest expense	—	—	—	11
Depreciation	1,449	1,387	4,192	4,457
Amortization	680	705	2,041	2,324
EBITDA	13,685	(9,325)	26,791	(11,006)
Acquisition costs and other	—	—	—	3
Earn-out adjustments	160	(146)	1,430	(969)
Asset impairments	—	—	—	6,079
Goodwill impairment	—	10,748	—	10,748
Stock-based compensation	(7)	78	75	249
Retention expense	18	—	494	—
Restructuring and severance costs	313	—	363	—
Metals Segment Adjusted EBITDA	$14,169	$1,355	$29,153	$5,104
% of segment sales	20.2%	2.9%	15.1%	3.2%
Specialty Chemicals Segment EBITDA and Adjusted EBITDA are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Specialty Chemicals Segment
Net income (loss)	$1,360	$1,061	$2,001	$3,521
Adjustments:
Interest expense	—	—	1	9
Depreciation	389	378	1,165	1,170
EBITDA	1,749	1,439	3,167	4,700
Asset impairments	—	—	233	—
Stock-based compensation	5	59	172	178
Restructuring and severance costs	—	—	427	—
Specialty Chemicals Segment Adjusted EBITDA	$1,754	$1,498	$3,999	$4,878
% of segment sales	10.9%	12.3%	8.8%	12.1%

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
Sources of Liquidity
Funds generated by operating activities supplemented by our available cash and cash equivalents and our credit facilities are our most significant sources of liquidity. As of September 30, 2021, we held $1.2 million of cash and cash equivalents, as well as $56.0 million of remaining available capacity on our revolving line of credit. We believe our sources of liquidity will be sufficient to fund operations and anticipated capital expenditures as well as repay our debt obligations as they become due over the next 12 months.
Cash Flows
Cash flows from total operations were as follows ($ in thousands):

	Nine Months Ended September 30,
	2021	2020
Total cash provided by (used in):
Operating activities	$16,186	$5,970
Investing activities	293	1,708
Financing activities	(15,541)	(8,141)
Net increase (decrease) in cash and cash equivalents	$938	$(463)

Operating Activities
The increase in cash provided by operating activities for the nine months ended September 30, 2021 compared to cash provided by operating activities for the nine months ended September 30, 2020 was primarily driven by higher net earnings partially offset by changes in working capital. Accounts receivable increased for the first nine months of 2021 by $15.5 million, compared to an decrease of $1.4 million for the first nine months of 2020, driving a reduction of $16.9 million in operating cash flows for the first nine months of 2021. Inventories increased $15.5 million in the first nine months of 2021 compared to an decrease of $4.6 million in the first nine months of 2020, driving a reduction of $20.1 million in operating cash flow for the first nine months of 2021. The increases in accounts receivable and inventories were due to increases in sales volume and higher inventory purchases to meet customer demand during the first nine months of 2021. The increases in cash used from accounts receivable and inventories were partially offset by an increase in accounts payable due to higher inventory purchases to meet customer demand and days payables outstanding of 38 days in the first nine months of 2021 and 2020, respectively, as well as changes in accrued income taxes due to tax benefits the Company continues to receive as part of the CARES Act.
Investing Activities
Net cash provided by investing activities primarily consists of transactions related to capital expenditures and equity transactions. The decrease in cash provided by investing activities for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due proceeds received from the sale of investments in equity securities in the prior year not in the current year partially offset by an increase in proceeds received from the disposal of property, plant and equipment and a decrease in capital expenditures in the current year compared to the prior year.
Financing Activities
Net cash used in financing activities primarily consists of transactions related to our long-term debt. The increase in cash used in financing activities for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to increased payments towards the Company's line of credit in the current year and payments to pay off the Company's previous term loan as part of the Company's debt refinancing in the first quarter of 2021.

Long-term Debt
On January 15, 2021, the Company and its subsidiaries entered into a new Credit Agreement with BMO providing the Company with a new four-year revolving credit facility and replacing the Company's previous asset based revolving line of credit and term loan with Truist. As of September 30, 2021, the Company had $49.0 million of total borrowings outstanding with its lender, a decrease of $12.4 million from the balance at December 31, 2020. The Facility contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $7.5 million and (ii) 10% of the revolving credit facility (currently $10.5 million). As of September 30, 2021, the Company was in compliance with all covenants. See Note 7 in the notes to the unaudited condensed consolidated financial statements for additional information on the Company's line of credit.
Share Repurchases and Dividends
We have a share repurchase program, authorized by the Company's Board of Directors, that is executed through purchases made from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Shares repurchased are returned to status of authorized, but unissued shares of common stock or held in treasury. The following table presents the total number of shares repurchased, average price paid per share, and the total amount paid per share for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
	2021	2020
Number of shares repurchased	—	59,617
Average price per share	$—	$10.65
Total cost of shares repurchased	$—	$636,940

At the end of each fiscal year, the Board of Directors reviews the financial performance and capital needed to support future growth to determine the amount of cash dividend, if any, which is appropriate. In 2020, no dividends were declared or paid by the Company.
Other Financial Measures
Below are additional financial measures that we believe are important in understanding the Company's liquidity position from year to year. Results of these additional measures are as follows:

	September 30, 2021	December 31, 2020
Current ratio(a)	3.0	4.1
Debt to capital(b)	34%	43%
Return on average equity(c)	13.4%	(29.2)%
Days sales outstanding(d)	41	53
Days payables outstanding(e)	38	38
Inventory turnover(f)	2.16	1.81
(a) Current ratio = current assets divided by current liabilities
(b) Debt to capital = total debt divided by total capital
(c) Return on average equity = net income divided by the trailing 12-month average of equity
(d) Days sales outstanding = average AR divided by average sales by day on a nine-month average basis
(e) Days payables outstanding = average AP divided by cost of sales multiplied by number of days on a nine-month average basis
(f) Inventory turnover = average inventory divided by cost of sales on a nine-month average basis

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
As of September 30, 2021, the Company's contractual obligations and other commitments were as follows:

		Payment Obligations for the Year Ended
(in thousands)	Total	2021	2022	2023	2024	2025	Thereafter
Obligations:
Revolving credit facility	$48,963	$438	$1,750	$1,750	$1,750	$43,275	$—
Interest on line of credit	3,383	878	858	824	791	32	—
Finance leases	92	13	37	28	14	—	—
Operating leases	59,208	930	3,731	3,766	3,607	3,626	43,548
Total	$111,646	$2,259	$6,376	$6,368	$6,162	$46,933	$43,548
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

Synalloy Corporation
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description
10.1	Joinder Agreement, dated November 5, 2021, between Registrant and BMO Harris Bank N.A.
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Certifications Pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101*)
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNALLOY CORPORATION
(Registrant)

Date:	November 9, 2021	By:	/s/ Christopher G. Hutter
Christopher G. Hutter
Interim President and Chief Executive Officer
(principal executive officer)

Date:	November 9, 2021	By:	/s/ Aaron M. Tam
Aaron M. Tam
Chief Financial Officer
(principal accounting officer)