Form 10-K
period 2021-12-31
SYNALLOY CORP
filed 2022-03-29
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Based on the closing price as of June 30, 2021, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $66.3 million.
The number of shares outstanding of the registrant's common stock as of March 28, 2022 was 10,223,498.
Documents Incorporated By Reference
Portions of the Proxy Statement for the 2022 annual shareholders' meeting are incorporated by reference into Part III of this Form 10-K.

Synalloy Corporation
Form 10-K
For Period Ended December 31, 2021

Forward-Looking Statements
This Annual Report on Form 10-K includes and incorporates by reference "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and other applicable federal securities laws. All statements that are not historical facts are forward-looking statements. Forward looking statements can be identified through the use of words such as "estimate," "project," "intend," "expect," "believe," "should," "anticipate," "hope," "optimistic," "plan," "outlook," "should," "could," "may" and similar expressions. The forward-looking statements are subject to certain risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions, including risks relating to the impact and spread of and the government’s response to COVID-19; inability to weather an economic downturn; the impact of competitive products and pricing; product demand and acceptance risks; raw material and other increased costs; raw material availability; financial stability of the Company’s customers; customer delays or difficulties in the production of products; loss of consumer or investor confidence; employee relations; ability to maintain workforce by hiring trained employees; labor efficiencies; risks associated with acquisitions; environmental issues; negative or unexpected results from tax law changes; inability to comply with covenants and ratios required by the Company’s debt financing arrangements; and other risks detailed in Item 1A, Risk Factors, in this Annual Report on Form 10-K and from time-to-time in Synalloy Corporation's Securities and Exchange Commission filings. Synalloy Corporation assumes no obligation to update any forward-looking information included in this Annual Report on Form 10-K.

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
The Company's business is divided into two reportable operating segments, the Metals Segment and the Specialty Chemicals Segment. The Metals Segment operates as three reporting units that include Bristol Metals, LLC ("BRISMET") and American Stainless Tubing, LLC ("ASTI") (collectively "Welded Pipe & Tube"), Palmer of Texas Tanks, Inc. ("Palmer"), and Specialty Pipe & Tube, Inc. ("Specialty"). The Metals Segment serves markets through pipe and tube and customers in the appliance, architectural, automotive and commercial transportation, brewery, chemical, petrochemical, pulp and paper, mining, power generation (including nuclear), water and waste-water treatment, liquid natural gas ("LNG"), food processing, pharmaceutical, oil and gas and other industries.
The Specialty Chemicals Segment operates as one reporting unit which includes Manufacturers Chemicals, LLC ("MC"), a wholly-owned subsidiary of Manufacturers Soap and Chemical Company ("MS&C"), CRI Tolling, LLC ("CRI") and DanChem Technologies, Inc ("DanChem"). The Specialty Chemicals Segment produces specialty products for the pulp and paper, coatings, adhesives, sealants and elastomers (CASE), textile, automotive, household, industrial and institutional ("HII"), agricultural, water and waste-water treatment, construction, oil and gas and other industries.
General
Metals Segment – The segment is comprised of four wholly-owned subsidiaries: Synalloy Metals, Inc., which owns 100% of the membership interests of BRISMET, located in Bristol, Tennessee and Munhall, Pennsylvania; ASTI, located in Troutman and Statesville, North Carolina; Palmer, located in Andrews, Texas; and Specialty, located in Mineral Ridge, Ohio and Houston, Texas.
BRISMET manufactures welded pipe and tube, primarily from stainless steel, duplex, and nickel alloys. Pipe is produced in sizes from 3/8 inch outside diameter to 144 inches outside diameter and wall thickness from 1/4 inch up to 1 and 3/8 inches. Pipe smaller than 18 inches in outside diameter is made on equipment that forms and welds the pipe in a continuous process. Pipe larger than 18 inches in outside diameter is formed on presses or rolls and welded using a batch welding technique. Pipe is normally produced in standard 20-foot lengths, although BRISMET also has capabilities in the production of pipe without circumferential welds in lengths up to 60 feet. BRISMET is one of the few domestic producers capable of making pipe in 48-

foot lengths up to 36 inches in diameter. Additionally, BRISMET's Munhall facility manufactures ornamental stainless tube and galvanized carbon tube, as well as similar stainless pipe products as produced at the Bristol facility.
ASTI is a leading manufacturer of high-end ornamental stainless steel tube, supplying the automotive, commercial transportation, marine, food services, construction, furniture, healthcare, and other industries. ASTI's facilities are located in Troutman and Statesville, North Carolina. ASTI incorporates proprietary finishing capabilities and the highest levels of customer service and technical support to provide the customer with the highest quality ornamental products available in the market. ASTI's product range includes a variety of shapes, including rounds, squares, rectangles and ellipticals up to 5 inches outside diameter.
Palmer is a manufacturer of fiberglass and steel storage tanks for the oil and gas, waste water treatment and municipal water industries. As discussed in Note 4, on February 17, 2021 the Board of Directors authorized the permanent cessation of operations at Palmer and the subleasing of the Palmer facility. As of December 31, 2021, the Company permanently ceased operations and is in the process of divesting all remaining assets at the facility.
Specialty is a leading master distributor of hot finish, seamless, carbon steel pipe and tube, with an emphasis on large outside diameters and exceptionally heavy wall thickness. Specialty's products are primarily used for mechanical and high-pressure applications in the oil and gas, heavy industrial, construction equipment, and chemical and other industries. Operating from facilities located in Mineral Ridge, Ohio and Houston, Texas, Specialty is well-positioned to serve the major industrial and energy regions in the United States. Specialty performs value-added processing on a majority of products shipped and typically processes and ships orders in 24 hours or less. Specialty plays a critical role in the domestic supply chain, by maintaining a diverse inventory of hard to find sizes of pipe and tube that support critical infrastructure applications across the United States.
At any given time, the Metals Segment relies on approximately 5 suppliers that furnish approximately 77% of total dollar purchases of raw materials and one supplier that furnishes 32% of total material purchases. The Company does not anticipate that the loss of this supplier would have a materially adverse effect on the Company as raw materials are readily available from a number of different sources, and the Company anticipates no difficulties in fulfilling its requirements.
Specialty Chemicals Segment – The segment consists of the Company's three production facilities located in Cleveland, Tennessee, Fountain Inn, South Carolina and Danville, Virginia. MC, CRI and DanChem are aggregated as one reporting unit and comprise the Specialty Chemicals Segment.
MC and CRI produce specialty formulations and intermediates for use in a wide variety of applications and industries. MC's primary product lines focus on the production of defoamers, surfactants, and lubricating agents. MC and CRI's end users include companies that supply agrochemical paper, metal working, coatings, water treatment, paint, mining, oil and gas, and janitorial and other applications. MC's and CRI's sulfation products represent a renewable resource and are alternatives to non-renewable petroleum derivatives.
DanChem provides dedicated contract manufacturing services, as well as operating a multi-purpose plant with the ability to process a variety of difficult to handle materials including flammable solvents, viscous liquids and granular solids. DanChem has long-term relationships with a number of leading chemical companies that outsource their manufacturing production to DanChem allowing those customers to reach their target markets quicker.
The Specialty Chemicals Segment maintains three laboratories for applied research and quality control which are staffed by 18 employees, including multiple chemists.
The majority of raw materials used by the segment are available from numerous independent suppliers and approximately 29% of total purchases are from its top 5 suppliers. While some raw material needs are met by an individual supplier or only a few suppliers, the Company anticipates no difficulties in fulfilling its raw material requirements.
See Note 13 to the consolidated financial statements, which are included in Item 8 of this Form 10-K, for financial information about the Company's segments.
Sales
Metals Segment – The Metals Segment utilizes a sales force comprised of inside sales employees, outside sales employees and independent manufacturers' representatives. The segment's products are sold to various distributors, OEM and end use customers.

There were no customers representing more than 10% of the Metals Segment's revenues for 2021 or 2020, respectively.
Specialty Chemicals Segment – Specialty chemicals are sold directly to various industries nationwide by sales representatives comprised of outside sales employees and independent manufacturers' representatives. The Specialty Chemicals Segment has one customer that accounted for approximately 15% of the segment's revenues for 2021 and 16% of the segment's revenues for 2020.
Mergers, Acquisitions and Dispositions
The Company is committed to a long-term strategy of reinvesting capital in our current business segments to foster organic growth and completing acquisitions that expand our manufacturing capabilities, product offerings and geographic footprint.
On October 22, 2021, the Company completed the acquisition of all of the issued and outstanding shares of common stock of DanChem Technologies, Inc. ("DanChem"). The purpose of the transaction was to accelerate product development capabilities and provide entrance into new end-markets and applications within the Chemicals segment. The purchase price was $32.95 million before adjustments for working capital, transaction expenses, cash and debt. The tangible assets purchased and liabilities assumed from DanChem included accounts receivable, inventory, equipment, real property and accounts payable.
Environmental
Environmental expenditures that relate to an existing condition caused by past operations and do not contribute to future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or cleanups are probable and the costs of these assessments and/or cleanups can be reasonably estimated. Changes to laws and environmental issues, including climate change, are made or proposed with some frequency and some of the proposals, if adopted, might directly or indirectly result in a material reduction in the operating results of one or more of our operating units. We are presently unable to quantify this risk.
Seasonality
The Company's businesses and products are generally not subject to seasonal impacts that result in significant variations in revenues from one quarter to another.
Backlogs
The Metals Segment's Welded Pipe & Tube Operations and the Specialty Chemicals Segment incur a significant dollar value of committed orders in advance of production. The backlog of open orders for the Welded Pipe & Tube Operations were $91.5 million and $40.8 million at the end of 2021 and 2020, respectively. The backlog of open orders for the Specialty Chemicals Segment were $12.9 million and $3.9 million at the end of 2021 and 2020, respectively. Our backlog may not be indicative of actual sales and, therefore, should not be used as a direct measure of future revenue.
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
As of December 31, 2021, the Company had 707 employees, of which 638 were full-time employees. The Company considers relations with employees to be strong. The number of employees of the Company represented by unions, located at the Munhall, Pennsylvania, Mineral Ridge, Ohio, Bristol, Tennessee and Danville, Virginia facilities, is 342, or 48% of the Company's employees. They are represented by three locals affiliated with the United Steelworkers (the "USW") and one local affiliated with the United Food and Commercial Workers (the "UFCW"). Collective bargaining contracts for the USW locals expire at various dates between 2023 and 2024. Collective bargaining contracts for the UFCW local expires in 2024.
Our voluntary turnover rate in 2021 was approximately 23%. We monitor employee turnover rates by plant and the Company as a whole. The average employee tenure is approximately 8 years and we believe is driven by our competitive total rewards package offered to employees and development opportunities which promotes longer employee tenure.
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
Industry and Segment Risks
The demand for our products may be cyclical, creating uncertainty regarding future profitability.
Various changes in general economic conditions affect (or disproportionately affect) the industries in which our customers operate. These changes include decreases in the rate of consumption or use of our customers’ products due to economic downturns. Other factors causing fluctuation in our customers’ positions are changes in market demand, capital spending, tariff induced price changes, lower overall pricing due to domestic and international overcapacity, lower priced imports, currency fluctuations, and increases in use or decreases in prices of substitute materials. As a result of these factors, our profitability has been and may in the future be subject to significant fluctuation.

Domestic competition and excess manufacturing capacity could force lower product pricing and may have an adverse effect on our revenues and profitability.
From time-to-time, intense competition and excess manufacturing capacity in the commodity stainless and galvanized steel industry have resulted in reduced selling prices, excluding raw material surcharges, for many of our stainless steel products sold by the Metals Segment. In such situations, in order to maintain market share, we would have to lower our prices to match the competition. These factors have had and may in the future have a material adverse impact on our revenues, operating results and financial condition.
Overcapacity and overproduction by foreign producers in our industry could result in lower domestic prices, which would adversely affect our sales, margins and profitability.
Our business is susceptible to the import of products from other countries, particularly in our Metals Segment. Import levels of various products are affected by, among other things, overall world-wide demand, lower cost of production in other countries, the trade practices of foreign governments, government subsidies to foreign producers, the strengthening of the U.S. dollar, and government-imposed trade restrictions in the United States, such as imposed in 2018 under Section 232 of the Trade Expansion Act of 1962 (section 232 tariffs). Although imports from certain countries have been curtailed by anti-dumping duties, imported products from other countries could significantly reduce prices. Increased imports of certain products, whether illegal dumping or legal imports, could reduce demand for our products or cause us to lower our prices to maintain demand for our products, which could adversely affect our business, financial position, or results of operations.
A substantial portion of our sales in the Specialty Chemicals Segment is dependent upon a limited number of customers. The top 15 customers in the Specialty Chemicals Segment accounted for approximately 60% and 63% of revenues for the years ended December 31, 2021 and 2020, respectively, with the top customer accounting for approximately 15% of revenues for 2021 and 16% of revenues for 2020. An adverse change in, or termination of, the relationship with one or more of our top customers could materially and adversely affect our results of operations.
Operations and Supply Chain Risks
Any interruption in our ability to procure raw materials, or significant volatility in the price of raw materials, could adversely affect our business and results of operations.
While the Company believes that raw materials for both segments are (in general) readily available from numerous sources, some of our raw material needs are met by a sole supplier or only a few suppliers and many such relationships are terminable by either party. If any key supplier that we rely on for raw materials ceases or limits production, we may incur significant additional costs, including capital costs, in order to find alternate, reliable raw material suppliers. We may also experience significant production delays while locating new supply sources, which could result in our failure to timely deliver products to our customers.
In addition, purchase prices and availability of these critical raw materials are subject to volatility which may negatively impact financial performance due to decreased sales volume and /or decreased profitability. At any given time, we may be unable to obtain an adequate supply of these critical raw materials on a timely basis, at acceptable prices and other terms, or at all. If suppliers increase the price of critical raw materials, we may not have alternative sources of supply. As well, though we attempt to pass changes in the prices of raw materials along to our customers, we cannot always do so due to market competition, among other reasons, or price increases to customers may occur on a delayed basis. In addition, although raw materials may remain available, volatility in raw material pricing may negatively impact customer ordering patterns.
The loss of or reduced supply from one or more key suppliers in either segment, or any other material change in our current supply channels, could materially affect the Company’s ability to meet the demand for its products and adversely affect the Company’s business and results of operations. In addition, any limitations (or delay) on our ability to pass through any price increases in raw materials could have an adverse effect on our profitability.
Loss of a key supplier or lack of product availability from suppliers could adversely affect our sales and earnings.
Our Specialty Chemicals Segment depends on maintaining an immediately available supply of various products to meet customer demand. Many of our relationships with key product suppliers are longstanding but are terminable by either party. The loss of key supplier authorizations, or a substantial decrease in the availability of their products, could put us at a competitive disadvantage and have a material adverse effect on our business or results of operations. Supply interruptions could arise from raw material shortages, inadequate manufacturing capacity or utilization to meet demand, financial difficulties, tariffs and other regulations affecting trade between the U.S. and other countries, labor disputes, weather conditions affecting suppliers' production, transportation disruptions or other reasons beyond our control.

Our operating results are sensitive to the availability and cost of energy and freight, which are important in the manufacture and transport of our products.
Our operating costs increase when energy or freight costs rise. During periods of increasing energy and freight costs, we might not be able to fully recover our operating cost increases through price increases without reducing demand for our products. In addition, we are dependent on third party freight carriers to transport many of our products, all of which are dependent on fuel to transport our products. The prices for and availability of electricity, natural gas, oil, diesel fuel and other energy resources are subject to volatile market conditions. These market conditions often are affected by political and economic factors beyond our control. Disruptions in the supply of energy resources could temporarily impair our ability to manufacture products for customers and may result in the decline of freight carrier capacity in our geographic markets, or make freight carriers unavailable or more expensive. Further, increases in energy or freight costs that cannot be passed on to customers, or adverse changes in our costs relative to energy and freight costs paid by competitors, has adversely affected, and may continue to adversely affect, our profitability.
We are dependent upon the continued operation of our production facilities, which are subject to a number of hazards.
Our manufacturing processes are dependent upon critical pieces of equipment. This equipment may, on occasion, be out of service as a result of unanticipated failures. We have experienced, and may in the future experience, material plant shutdowns or periods of reduced production as a result of such equipment failures. In addition, our production facilities are subject to hazards associated with the manufacture, handling, storage and transportation of materials and products, including leaks and ruptures, explosions, fires, inclement weather and natural disasters, unscheduled downtime and environmental hazards. As well, some of our production capabilities are highly specialized, which limits our ability to shift production to another facility. The occurrence of incidents in the future may result in production delays, failure to timely fulfill customer orders or otherwise have a material adverse effect on our business, financial condition or results of operations.
Our operations present significant risk of injury and other liabilities.
The industrial activities conducted at our facilities present significant risk of serious injury or even death to our employees or other visitors to our operations, notwithstanding our safety precautions, including our material compliance with federal, state and local employee health and safety regulations, and we may be unable to avoid material liabilities for any such incidents. We maintain various forms of insurance, including insurance covering claims related to our properties and risks associated with our operations, but there can be no assurance that the insurance coverage will be applicable and adequate, or will continue to be available on terms acceptable to us, or at all, which could result in material liability to us for any injuries or deaths.
We may not be able to make the operational and product changes necessary to continue to be an effective competitor.
We must continue to enhance our existing products, develop and manufacture new products with improved capabilities, and accurately predict future customer needs and preferences in order to continue to be an effective competitor in our business markets. In addition, we must anticipate and respond to changes in industry standards, including government regulations, that affect our products and the needs of our customers. The success of any new or enhanced products will depend on a number of factors, such as technological innovations, increased manufacturing and material costs, customer acceptance, and the performance and quality of the new or enhanced products. We cannot predict the level of market acceptance or the amount of market share these new or enhanced products may achieve, and we may experience delays or problems in the introduction of new or enhanced products. Any failure in our ability to effectively and efficiently launch new or enhanced products could materially and adversely affect our business, financial condition or results of operation.
Government Regulation Risks
Our operations expose us to the risk of environmental, health and safety liabilities and obligations, which could have a material adverse effect on our financial condition or results of operations.
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
Under certain environmental laws, we can be held strictly liable for hazardous substance contamination of any real property we have ever owned, operated or used as a disposal site. We are also required to maintain various environmental permits and licenses, many of which require periodic modification and renewal. Our operations entail the risk of violations of those laws and regulations, and we may not have been in the past or will be at all times in the future, in compliance with all of these requirements. In addition, these requirements and their enforcement may become more stringent in the future.
We have incurred, and expect to continue to incur, additional capital expenditures (in addition to ordinary or other costs and capital expenditures) to comply with applicable environmental laws. Our failure to comply with applicable environmental laws and permit requirements could result in civil and/or criminal fines or penalties, enforcement actions, and regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, such as the installation of pollution control equipment, which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
Although we cannot predict the ultimate cost of compliance with any of the requirements described above, the costs could be material. Non-compliance could subject us to material liabilities, such as government fines, third-party lawsuits or the suspension of non-compliant operations. We also may be required to make significant site or operational modifications at substantial cost. Future developments also could restrict or eliminate the use of or require us to make modifications to our products, which could have a significant negative impact on our results of operations. At any given time, we are (or may be) involved in claims, litigation, administrative proceedings and investigations of various types involving potential environmental liabilities, including cleanup costs associated with hazardous waste disposal sites at our facilities. We cannot assure you that the resolution of these environmental matters will not have a material adverse effect on our results of operations. The occurrence and ultimate costs and timing of environmental liabilities are difficult to predict. Liability under environmental laws relating to contaminated sites can be imposed retroactively and on a joint and several basis. We could incur significant costs, including cleanup costs, civil or criminal fines and sanctions and third-party claims, as a result of past or future violations of, or liabilities under, environmental laws.
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
There can be no assurance that any future capital and operating expenditures to maintain compliance with environmental laws, as well as costs incurred to address contamination or environmental claims, will not exceed any current estimates or adversely affect our financial condition and results of operations. In addition, any unanticipated liabilities or obligations arising, for example, out of discovery of previously unknown conditions or changes in laws or regulations, could have an adverse effect on our business, financial condition or results of operations.
Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing, as well as governmental reviews of such activities could result in delays or eliminate new wells from being started, thus reducing the demand for our pressure vessels and heavy walled pipe and tube.
Hydraulic fracturing (“fracking”) is currently an essential and common practice to extract oil from dense subsurface rock formations, and this lower cost extraction method is a significant driving force behind the surge of oil exploration and drilling in several locations in the United States. However, the Environmental Protection Agency, U.S. Congress and state legislatures have considered adopting legislation to provide additional regulations and disclosures surrounding this process. In the event that new legal restrictions surrounding the fracking process are adopted in the areas in which our customers operate, we may experience a decrease in revenue, which could have an adverse impact on our results of operations, including profitability.
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
As of December 31, 2021, we had 342 employees represented by unions at our Bristol, Tennessee, Mineral Ridge, Ohio, Munhall, Pennsylvania and Danville, Virginia facilities, which is approximately 48% of the aggregate number of Company employees. These employees are represented by three local unions affiliated with the USW and one local affiliated with the UFCW. Collective bargaining contracts for the USW locals expire at various dates between 2023 and 2024. Collective bargaining contracts for the UFCW local expires in 2024. Although we believe that our present labor relations are strong, our failure to renew these agreements on reasonable terms as the current agreements expire could result in labor disruptions and increased labor costs, which could adversely affect our financial performance.
Failure to attract and retain key personnel may adversely impact our strategy and execution and financial results.
Our ability to successfully operate, grow our business and implement our business strategies is largely dependent on the efforts, abilities and services of our employees. The loss of employees or our inability to attract, train and retain additional personnel could reduce the competitiveness of our business or otherwise impair our operations. Our future success will also depend, in part, on our ability to attract and retain qualified personnel who have experience in the application of our products and are knowledgeable about our business, markets and products.
We also face risks associated with the actions taken in response to COVID-19, including those associated with workforce reductions, and may experience difficulties with hiring additional employees or replacing employees following the pandemic, which may be exacerbated by the tight labor market. In addition, COVID-19 has, and may again result in quarantines of our personnel or an inability to access facilities, which could adversely affect our operations.
Financial and Strategic Risks
There are risks associated with our outstanding and future indebtedness.
As of December 31, 2021, we had $67.9 million of total outstanding indebtedness, and we may incur additional indebtedness in the future. We have customary restrictive covenants in our current debt agreements, which may limit our flexibility to operate our business. Failure to comply with this covenant could result in an event of default that, if not cured or waived, could have a material adverse effect on our business, results of operations and financial condition. Additionally, our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.
Our Credit Agreement with BMO Harris Bank N.A. (as amended, the "Credit Agreement") bears interest at variable interest rates, primarily based on the London Interbank Offered Rate ("LIBOR"). LIBOR is currently in the process of being phased out. The Credit Agreement includes provisions intended to provide for the replacement of LIBOR with the Secured Overnight Financing Rate ("SOFR") upon the cessation of LIBOR or the occurrence of other triggering events, with corresponding adjustments to the applicable interest rate margins. However, uncertainty as to the timing and nature of such modifications could cause the interest rate calculated for the Credit Agreement to be materially different than expected, and there is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, results of operations and financial condition. Our failure to manage these risks effectively could adversely affect our financial condition and results of operations.
We may need new or additional financing in the future to expand our business or refinance existing indebtedness, and our inability to obtain capital on satisfactory terms or at all may have an adverse impact on our operations and our financial results.
If we are unable to access capital on satisfactory terms and conditions, we may not be able to expand our business or meet our payment requirements under the Credit Agreement. Our ability to obtain new or additional financing will depend on a variety of factors, many of which are beyond our control. We may not be able to obtain new or additional financing because we may have substantial debt, our current receivable and inventory balances do not support additional debt availability or because we may not have sufficient cash flows to service or repay our existing or future debt. In addition, depending on market conditions and our financial performance, equity financing may not be available on satisfactory terms or at all. If we are unable to access capital on satisfactory terms and conditions, this could have an adverse impact on our operations and our financial results.
Our strategy of using acquisitions and dispositions to position our businesses may not always be successful, which may have a material adverse impact on our financial results and profitability.
We have historically utilized acquisitions and dispositions in an effort to strategically position our businesses and improve our ability to compete. We plan to continue to do this by seeking specialty niches, acquiring businesses complementary to existing strengths and continually evaluating the performance and strategic fit of our existing business units. We consider acquisitions, joint ventures and other business combination opportunities as well as possible business unit dispositions. From time-to-time, management holds discussions with management of other companies to explore such opportunities. As a result, the relative makeup of the businesses comprising our Company is subject to change. Acquisitions, joint ventures and other business combinations involve various inherent risks, such as: assessing accurately the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition or other transaction candidates; the potential loss of key personnel of an acquired business; significant transaction costs that were not identified during due diligence; our ability to achieve identified financial and operating synergies anticipated to result from an acquisition or other transaction; impairments of goodwill; and unanticipated changes in business and economic conditions affecting an acquisition or other transaction. The amount and type of consideration and deal charges paid could have an adverse or dilutive effect on our profitability and other financial results, despite having anticipated long-term economic benefit to the Company. If acquisition opportunities are not available, or if one or more acquisitions are not successfully integrated into our operations, this could have a material adverse impact on our financial results and profitability.
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
Our ability to compete effectively in both of our business segments will depend on our ability to maintain the proprietary nature of the intellectual property used in our businesses. These intellectual property rights consist largely of trade-secrets and know-how. We rely on a combination of trade secrets and non-disclosure and other contractual agreements and technical measures to protect our rights in our intellectual property. We also depend upon confidentiality agreements with our officers, employees, consultants and subcontractors, as well as collaborative partners, to maintain the proprietary nature of our intellectual property. These measures may not afford us sufficient or complete protection, and others may independently develop intellectual property similar to ours, otherwise avoid our confidentiality agreements or produce technology that would adversely affect our business, financial condition or results of operations.
General Risk Factors
Our business, financial condition and results of operations may be adversely affected by global public health epidemics and pandemics, including the COVID-19 outbreak.
Our business and operations expose us to risks associated with global health epidemics or pandemics, such as the global outbreak of the coronavirus (COVID-19). The outbreak has resulted in governments around the world implementing varying measures to help the control of the spread of the virus, including quarantines, "shelter in place" and "stay at home" orders, travel restrictions, business curtailments, and school closures among others. The COVID-19 pandemic has had, and may in the future have, a significant impact on the global economy, including supply chains, financial markets, and labor markets.
We are a company operating in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Consistent with federal guidelines and with state and local orders to date, we currently continue to operate across our business footprint. Notwithstanding our continued operations, COVID-19 has had and may continue to have negative impacts on our operations and customers, which may compress our margins, including as a result of preventative and precautionary measures that we, other businesses, and governments are taking. Any future economic downturn could adversely affect the demand for our products and contribute to volatile supply and demand conditions affecting prices and volumes in the markets for our products and raw materials. The continued progression of the outbreak could also negatively impact our business or results of operations through the temporary closure or suspension of manufacturing operations at our operating locations or those of our customers or suppliers.
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
We actively compete with companies producing the same or similar products and, in some instances, with companies producing different products designed for the same uses. We encounter competition from both domestic and foreign sources in price, delivery, service, performance, product innovation, and product recognition and quality, depending on the product involved. For some of our products, our competitors are larger and have greater financial resources than we do. As a result, these competitors may be better able to withstand a change in conditions within the industries in which we operate, a change in the prices of raw materials or a change in the economy as a whole. Our competitors can be expected to continue to develop and introduce new and enhanced products and more efficient production capabilities, which could cause a decline in market acceptance of our products. Current and future consolidation among our competitors and customers also may cause a loss of market share as well as put downward pressure on pricing. Our competitors could cause a reduction in the prices for some of our products as a result of intensified price competition. Competitive pressures can also result in the loss of major customers. If we cannot compete successfully, our business, financial condition and results of operation could be adversely affected.
We may discover weaknesses in our internal controls over financial reporting, which may adversely affect investor confidence in the accuracy and completeness of our financial reports and consequently the market price of our securities.
We may discover weaknesses in our internal controls over financial reporting, which may adversely affect investor confidence in the accuracy and completeness of our financial reports and consequently the market price of our securities.
As a public company, we are required to design and maintain proper and effective internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on the internal controls over financial reporting, which, when required, must be attested to by our independent registered public accounting firm. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated.
The process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 is challenging and costly. In the future, we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or if, when required, our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities could be negatively affected, and we could become subject to investigations by the Financial Industry Regulatory Authority, the SEC, or other regulatory authorities, which could require additional financial and management resources.
Cybersecurity risks and cyber incidents could adversely affect our business and disrupt operations.
Cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. The result of these incidents could include, but are not limited to, disrupted operations, misstated financial data, liability for stolen assets or information, increased cyber security protection costs, litigation and reputational damage adversely affecting customer or investor confidence. We have taken steps to address these concerns and have implemented internal control and security measures to protect our systems and networks from security breaches; however, there can be no assurance that a system or network failure, or security breach, will not impact our business, results of operations and financial condition.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Company operates the major plants and facilities listed below, all of which are in adequate condition for their current usage and are able to accommodate our capacity needs for the immediate future. Substantially all of the value of the Company's leased plants and facilities relate to the Master Lease with Store Master Funding XII, LLC (“Store”), an affiliate of Store Capital Corporation ("Store Capital") that was entered into in 2016 and amended in 2019 and 2020; see Note 7 to the consolidated financial statements included in Item 8 of this Form 10-K for additional information on the Company's leases.
The following table sets forth certain information concerning our principal properties including which segment's products are supported out of each location:

					Segment
Location	Principal Operations	Square Feet	Land Acres	Leased or Owned	Metals	Specialty Chemicals
Munhall, PA	Manufacturing stainless steel pipe	284,000	20.0	Leased	✔
Bristol, TN	Manufacturing stainless steel pipe	275,000	73.1	Leased	✔
Cleveland, TN	Chemical manufacturing and warehousing	143,000	18.8	Leased		✔
Fountain Inn, SC	Chemical manufacturing and warehousing	136,834	16.9	Leased		✔
Danville, VA	Chemical manufacturing and warehousing	135,811	55.3	Owned		✔
Andrews, TX	Liquid storage solutions and separation equipment	122,662	19.6	Leased	✔
Troutman, NC	Manufacturing ornamental stainless steel tube	106,657	26.5	Leased	✔
Statesville, NC	Manufacturing ornamental stainless steel tube	83,000	26.8	Leased	✔
Houston, TX	Cutting facility and storage yard for heavy walled pipe	29,821	10.0	Leased	✔
Mineral Ridge, OH	Cutting facility and storage yard for heavy walled pipe	12,000	12.0	Leased	✔
Mineral Ridge, OH	Storage yard for heavy walled pipe	—	4.6	Leased	✔
In addition to the facilities listed above, the Company leases from third parties the Company's executive office located in Richmond, Virginia and office space in Oak Brook, Illinois.
Item 3. Legal Proceedings
For a discussion of legal proceedings, see Note 15 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company had 368 common shareholders of record at March 28, 2022. The Company's common stock trades on the NASDAQ Global Market under the trading symbol SYNL. The Company's credit agreement restricts the payment of dividends indirectly through a minimum fixed charge coverage covenant. No dividends were declared or paid in 2021 or 2020.
Stock Performance Graph
The Company is a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and is not required to provide this information.
Unregistered Sales of Equity Securities
Pursuant to the compensation arrangement with directors discussed under Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in this Form 10-K, on May 20, 2021, the Company issued an aggregate of 22,026 shares of restricted stock to non-employee directors in lieu of $214,000 of their annual cash retainer fees. These shares vest quarterly over a one year period. On May 25, 2021, the Company also issued an aggregate of 20,000 additional shares of restricted stock to the Company's new Chairman of the Board due to the increased responsibilities of the role. Issuance of these shares was not registered under the Securities Act of 1933 based on the exemption provided by Section 4(a)(2) thereof because no public offering was involved.
The Company also issued 180,658 shares of common stock in 2021 to management and key employees that vested pursuant to the 2015 Stock Awards Plans. Issuance of these shares was not registered under the Securities Act of 1933 based on the exemption provided by Section 4(a)(2) thereof because no public offering was involved.
Issuer Purchases of Equity Securities
Neither the Company, nor any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the 1934 Act) on behalf of the Company repurchased any of the Company's securities during the fiscal quarter ended December 31, 2021.
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity, and capital resources during the fiscal years ended December 31, 2021 and December 31, 2020. Unless otherwise noted, all references herein for the years 2021 and 2020 represent the fiscal years ended December 31, 2021 and 2020, respectively. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in this Annual Report that have been prepared in accordance with accounting principles generally accepted in the United States of America. This discussion and analysis is presented in five sections:

•Executive Overview
•Results of Operations and Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Material Cash Requirements from Contractual and Other Obligations
•Critical Accounting Policies and Estimates

Executive Overview
Fiscal 2021 Highlights
Consolidated net sales increased 30.7%, or $78.7 million, compared to 2020 driven by increases in average selling price and pounds shipped as well as the Company's acquisition of DanChem, which is discussed in more detail below and in Note 2 of the notes to the consolidated financial statements. Excluding the DanChem acquisition, net sales increased 28.5%, or $73.0 million, over 2020.
Consolidated net income increased to $20.2 million in 2021, compared to a net loss of $27.3 million in 2020. Earnings per share increased to $2.14 diluted earnings per share for the full-year 2021 compared to $2.98 diluted loss per share in 2020. Excluding the DanChem acquisition, consolidated net income increased to $19.6 million and earnings per share increased to $2.08 diluted earnings per share.
For 2021, cash flows from operating activities were $19.1 million, with $1.5 million used for capital expenditures.
Throughout 2021, the Company experienced profitable growth across both business segments. In our Metals Segment, robust commodity pricing and improved throughput drove strong growth while in our Specialty Chemicals Segment customer demand and increased volumes helped to offset labor and raw materials constraints and drive growth in the segment.
During the fourth quarter of 2021, the Company announced it acquired DanChem, a leading full-service specialty chemicals contract manufacturing organization located on an owned 55-acre campus in Danville, Virginia. The DanChem facility boasts the largest fleet of horizontal reactors in the industry and produces a broad array of diversified products with a stable customer base. The addition of DanChem will enable the Company to bolster its chemical operations while providing significant opportunities to grow into new end-markets with a wide array of commercial offerings. DanChem positions the Company as one of the largest specialty chemical contract manufacturers in the U.S. and enhances the Company’s ability to be a preferred acquirer for companies within the industry while continuing to strategically grow the specialty chemicals business through:
•The Acceleration of Product Development Capabilities – DanChem brings leading engineering and process development capabilities with a demonstrated track record of rapidly developing products for commercialization.
•The Expansion of Process Offerings – DanChem’s production plants and horizontal reactors drastically accelerate the long-term investment plans of Synalloy Chemicals, providing differentiated assets, rail access and meaningful site acreage for continued expansion.
•A Larger Presence in Target End-Markets and Applications – DanChem brings additional customer relationships in target markets, including CASE (coatings, adhesives, sealants and elastomers), additives, industrial and agricultural chemistries.

Full-year 2021 results include $5.7 million in net sales and $0.6 million in operating income attributable to the DanChem operations acquired in the fourth quarter of 2021.

COVID-19 Update
The COVID-19 pandemic has had, and continues to have, a significant impact around the world, prompting governments and businesses to take unprecedented measures, such as restrictions on travel and business operations, temporary closures of businesses, and quarantine and shelter-in-place orders. The COVID-19 pandemic has at times significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets. The COVID-19 pandemic and the measures taken in response have affected and could future materially impact the Company's business, results of operations and financial condition, as well as the Company's stock.
The Company has seen wide ranging impacts partially attributable to COVID-19 to date, including an adverse impact on our reported results and operations in 2020 and impacts to our supply chain in 2021. However, throughout 2021, economic conditions have improved, leading to increased demand for our products and positive operating results. The Company has also taken a number of steps to continue to improve its financial position throughout 2021 including :
•refinancing and expanding its revolving line of credit with a new lender to give the Company more favorable terms and increased liquidity;
•making the decision to permanently cease operations at the curtailed Palmer facility as of December 31, 2021 and to sublease the facility; and
•divesting the Company's ownership interest in N845BB Partners, LLC.
The extent of the continuing impact of the COVID-19 pandemic on the Company's operational and financial performance is uncertain and will depend on many factors outside the Company's control, including the timing, extent, trajectory and duration of the pandemic, the emergence of new variants, the development, availability, distribution and effectiveness of vaccines and treatments and the imposition of protective public safety measures. See Part I - Item 1A, "Risk Factors," included herein for updates to our risk factors regarding risks associated with the COVID-19 pandemic.
Results of Operations
Comparison of 2021 to 2020 – Consolidated
Consolidated net sales for the full-year 2021 increased $78.7 million, or 30.7%, over the full-year 2020 to $334.7 million. The increase in net sales was primarily driven by a 19.5% increase in average price and a 9.1% increase in pounds shipped. Excluding DanChem, net sales increased $73.0 million, or 28.5%, to $329.0 million driven by a 18.5% increase in average selling price and a 8.1% increase in pounds shipped.
Full-year 2021 consolidated gross profit increased 168.3% to $60.8 million, or 18.2% of sales, compared to $22.7 million, or 8.8% of sales, in the full-year 2020. The increase in dollars and percentage of sales for the full-year 2021 were attributable to increased selling prices and a continued favorable surcharge market environment partially offset by increasing raw material and freight costs.
Consolidated selling, general and administrative expense (SG&A) for the full-year 2021 increased by $1.4 million to $30.1 million compared to $28.7 million for the full-year 2020. SG&A as a percentage of sales was 9.0% of sales for 2021 and 11.2% of sales for 2020. The changes in SG&A expense were primarily driven by:
•Increases in incentive bonus expense of $1.3 million primarily driven by higher attainment of performance goals in the current year over the prior year;
•Increases in personnel costs related to salaries, commissions and employee benefit costs of $1.1 million;
•Increases in professional fees of $0.2 million primarily driven by acquisition related costs; and,
•Increases in other expenses of $0.4 million primarily driven by increases in taxes, licenses and insurance.
The full-year increases were partially offset by:
•Decreases in share-based payment expense of $1.0 million primarily driven by a reduction of awards outstanding in the current year;
•Increases on gains recognized on the sale of assets of $0.8 million primarily driven by wind down activities at the Palmer facility; and,

•Decreases in bad debt expense of $0.2 million due to lower levels of uncollectible accounts in the current year.
Consolidated operating income for the full-year 2021 totaled $27.4 million compared to an operating loss of $31.1 million for the full-year 2020. The operating income increase for the full-year 2021 was primarily driven by increased demand driven sales, increases in average selling prices, a continued favorable surcharge market environment and goodwill and asset impairment expenses in 2020 that did not occur in 2021.
Comparison of 2021 to 2020 - Metals Segment
The following table summarizes operating results for the two years indicated. Reference should be made to Note 13 to the consolidated financial statements included in Item 8 of this Form 10-K.

	2021		2020
(in thousands)	Amount	%	Amount	%
Net sales	$267,238	100.0%	$204,459	100.0%
Cost of goods sold	215,841	80.8%	189,103	92.5%
Gross profit	51,397	19.2%	15,356	7.5%
Selling, general and administrative expense	17,836	6.6%	17,538	8.6%
Asset impairment	—	—%	6,214	3.0%
Goodwill impairment	—	—%	16,203	7.9%
Operating income (loss)	$33,561	12.6%	$(24,599)	(12.0)%
Net sales for the Metals Segment totaled $267.2 million for the full year of 2021, an increase of 30.7% compared to the full-year 2020. The increase in net sales was primarily driven by a 15.7% increase in average selling prices and a 12.5% increase in pounds shipped.
The net sales increase (decrease) for the full-year 2021 compared to the full-year 2020 is summarized as follows:

(in thousands)	$	%	Average Selling Price(1)	Units Shipped
Fiberglass and steel liquid storage tanks and separation equipment	$(4,159)	(75.6)%	(29.7)%	(62.6)%
Heavy wall seamless carbon steel pipe and tube	16,869	71.3%	14.7%	49.3%
Stainless steel pipe and tube	31,676	20.4%	14.0%	5.6%
Galvanized pipe and tube	18,393	90.6%	65.9%	14.9%
Total increase	$62,779
(1) Average price increases (decreases) for the full-year 2021 as compared to the full-year 2020 relate to the following:
•Fiberglass and steel liquid storage tanks and separation equipment - due to the curtailment of Palmer operations and decision to sublease facility;
•Heavy wall seamless carbon steel pipe and tube - increase due to demand driven price increases and raw material availability;
•Stainless steel pipe and tube - increase due to demand driven price increases and raw material availability, and;
•Galvanized pipe and tube - increase due to improvement in indexed pricing.
SG&A expense increased $0.3 million, or 1.7%, for the full-year 2021 when compared to 2020. SG&A as a percentage of sales was 6.7% of sales for 2021 and 8.6% of sales for 2020. The changes in SG&A expense were primarily driven by:
•Increases in personnel costs related to salaries, commissions and employee benefit costs of $1.5 million; and,
•Increases in incentive bonus of $1.0 million primarily driven by higher attainment of performance goals in the current year over the prior year.

The full-year increases were partially offset by:
•Increases on gains recognized on the sale of assets of $1.0 million related to wind down activities at the Palmer facility;
•Decreases in bad debt expense of $0.6 million due to lower levels of uncollectible accounts in the current year; and,
•Decreases in share-based payment expense of $0.2 million primarily driven by a reduction of awards outstanding in the current year.
Operating income increased to $33.6 million for the full-year 2021 compared to an operating loss of $24.6 million for the full-year 2020. The current year operating income increase was primarily driven by increased demand driven sales, increases in average selling prices, a continued favorable surcharge market environment and goodwill and asset impairments in the full-year 2020 that did not occur in the full-year 2021.
Comparison of 2021 to 2020 – Specialty Chemicals Segment
The following tables summarize operating results for the two years indicated. Reference should be made to Note 13 to the consolidated financial statements included in Item 8 of this Form 10-K.

	2021		2020
(in thousands)	Amount	%	Amount	%
Net sales	$67,477	100.0%	$51,541	100.0%
Cost of goods sold	57,627	85.4%	43,736	84.9%
Gross profit	9,850	14.6%	7,805	15.1%
Selling, general and administrative expense	5,961	8.8%	3,772	7.3%
Asset impairment	233	0.3%	—	—%
Operating income	$3,656	5.4%	$4,033	7.8%
Net sales for the Specialty Chemicals Segment increased 30.9%, or $15.9 million, to $67.5 million for 2021 compared to $51.5 million in 2020. The increase in net sales was primarily driven by a 26.7% increase in average selling prices and a 3.8% increase in pounds shipped. Excluding DanChem, net sales increased $10.2 million, or 19.9%, to $61.8 million driven by a 18.9% increase in average selling prices and a 1.3% increase in pounds shipped.
SG&A expense increased $2.2 million or 58.0%, to $6.0 million in 2021 when compared to 2020. Excluding the DanChem acquisition, SG&A expense increased $1.3 million, or 35.2% compared to 2020. SG&A as a percentage of sales increased to 8.8% in 2021 from 7.3% in 2020. The changes in SG&A expense were primarily driven by:
•Increases in personnel costs related to salaries, commissions and employee benefit costs of $1.4 million;
•Increases in bad debt expense of $0.3 million primarily driven by an increase in uncollectible accounts in the current year;
•Increases in travel expense of $0.1 million; and,
•Increases in professional fees of $0.1 million.
The full-year increases were partially offset by:
•Decreases in incentive bonus of $0.2 million primarily driven by lower attainment of performance goals in the current year over the prior year; and,
•Decreases in share-based payment expense of $0.1 million primarily driven by a reduction of awards outstanding in the current year.
Operating income decreased to $3.7 million for the full-year 2021 compared to operating income of $4.0 million for the full-year 2020. The decrease in operating income was primarily driven by the aforementioned increases in SG&A expense.
Comparison of 2021 to 2020 - Corporate
Corporate expenses decreased $1.1 million to $6.8 million, or 2.0% of sales, in 2021 down from $7.9 million, or 3.1% of sales, in 2020. The full-year decrease resulted primarily from:

•Decreases in personnel costs related to salaries, wages and employee benefits of $1.7 million driven by a reduction in severance expense in the current year over the prior year;
•Decreases in share-based compensation of $0.8 million over the prior year driven by a reduction in awards outstanding; and,
•Decreases in travel expense of $0.3 million due to continued reductions in non-essential travel in response to the on-going COVID-19 pandemic.
The full-year decreases were partially offset by increases in :
•Incentive bonus expense of $0.6 million as a result of higher attainment of performance goals in the current year over the prior year; and,
•Other corporate overhead expenses of $0.8 million driven primarily by increases in taxes and licenses and insurance expense.
Interest expense was $1.5 million and $2.1 million for the full-years of 2021 and 2020, respectively. The decrease was primarily driven by more favorable interest rates associated the Company's debt refinance in the first quarter of 2021.

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

Consolidated EBITDA and Adjusted EBITDA are as follows:

	Year Ended December 31,
($ in thousands)	2021	2020
Consolidated
Net income (loss)	$20,245	$(27,267)
Adjustments:
Interest expense	1,486	2,110
Change in fair value of interest rate swap	(2)	51
Income taxes	5,253	(4,706)
Depreciation	7,547	7,572
Amortization	2,794	3,028
EBITDA	37,323	(19,212)
Acquisition costs and other	1,001	861
Proxy contest costs and recoveries	168	3,105
Loss on extinguishment of debt	223	—
Earn-out adjustments	1,872	(1,195)
Loss (gain) on investments in equity securities and other investments	363	(170)
Asset impairment	233	6,214
Goodwill impairment	—	16,203
Gain on lease modification	—	(171)
Stock-based compensation	799	1,791
Non-cash lease expense	481	510
Retention expense	500	235
Restructuring and severance costs	1,345	1,076
Adjusted EBITDA	$44,308	$9,247
% sales	13.2%	3.6%

Metals Segment EBITDA and Adjusted EBITDA are as follows:

	Year Ended December 31,
($ in thousands)	2021	2020
Metals Segment
Net income (loss)	$31,893	$(22,388)
Adjustments:
Interest expense	—	11
Depreciation	5,485	5,855
Amortization	2,721	3,028
EBITDA	40,099	(13,494)
Acquisition costs and other	—	16
Earn-out adjustments	1,872	(1,195)
Asset impairment	—	6,214
Goodwill impairment	—	16,203
Stock-based compensation	129	303
Retention expense	500	—
Restructuring and severance costs	363	—
Metals Segment Adjusted EBITDA	$42,963	$8,047
% of segment sales	16.1%	3.9%
Specialty Chemicals Segment EBITDA and Adjusted EBITDA are as follows:

	Year Ended December 31,
($ in thousands)	2021	2020
Specialty Chemicals Segment
Net income	$3,589	$4,046
Adjustments:
Interest expense	11	9
Depreciation	1,932	1,552
Amortization	73	—
EBITDA	5,605	5,607
Acquisition costs and other	61	—
Asset impairment	233	—
Stock-based compensation	165	207
Restructuring and severance costs	484	—
Specialty Chemicals Segment Adjusted EBITDA	$6,548	$5,814
% of segment sales	9.7%	11.3%

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
Cash Flows
Cash flows were as follows:

	Year ended December 31,
(in thousands)	2021	2020
Total cash provided by (used in):
Operating activities	19,055	17,978
Investing activities	(32,661)	994
Financing activities	15,391	(19,362)
Net increase (decrease) in cash and cash equivalents	$1,785	$(390)

Operating Activities
The increase in net cash provided by operating activities for the full-year 2021 compared to the full-year 2020 was primarily driven by higher net earnings partially offset by changes in working capital. Accounts receivable decreased operating cash flow for 2021 by approximately $21.7 million over 2020 driven by an increase in net sales partially offset by a decrease in days sales outstanding to 43 days as of December 31, 2021 from 45 days as of December 31, 2020. The decrease in days sales outstanding was driven by increased collection efforts in the current year. Inventory decreased operating cash flow for 2021 by approximately $28.0 million over 2020 driven by higher purchases to meet increased customer demand partially offset by increases in inventory turns to 2.91 turns as of December 31, 2021 from 2.55 turns as of December 31, 2020. The increases in cash used from accounts receivable and inventory were partially offset by an increase in cash provided by accounts payable due to an increase in days payables outstanding to 35 days as of December 31, 2021 from 32 days as of December 31, 2020, as well as changes in accrued income taxes driven in part by tax benefits received as part of the CARES Act.
Investing Activities
Net cash used in investing activities primarily consists of transactions related to capital expenditures, proceeds from the disposal of property, plant and equipment and acquisitions. The increase in cash used in investing activities for the full-year 2021 compared to cash provided by investing activities for the full-year 2020 was primarily driven by an increase in cash outflows related to the DanChem acquisition in the current year partially offset by a decrease in capital expenditures in the current year over the prior year.
Financing Activities
Net cash used in financing activities primarily consist of transactions related to our long-term debt. The increase in net cash provided by financing activities for the full-year 2021 compared to net cash used in financing activities in the full-year 2020 was primarily due to increased borrowings against the Company's asset backed line of credit driven by the acquisition of DanChem and proceeds received from the Company's Rights Offering in the fourth quarter of 2021.
Sources of Liquidity
Funds generated by operating activities, available cash and cash equivalents and our credit facilities are our most significant sources of liquidity. Our existing cash, cash equivalents, and credit facilities balances may fluctuate during 2022. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, continued effects of the pandemic and other risks detailed in Item 1A - Risk Factors of this report. We believe our current sources of liquidity will be sufficient to fund operations, debt obligations and anticipated capital expenditures over the next 12 months.

On January 15, 2021, the Company and its subsidiaries entered into a new Credit Agreement with BMO Harris Bank N.A. ("BMO"). The new Credit Agreement provides the Company with a new four-year revolving credit facility with up to

$150.0 million of borrowing capacity (the "Facility"). The Facility refinances and replaces the Company's previous $100.0 million asset based revolving line of credit with Truist (the "Truist Line"), which was scheduled to mature on December 20, 2021, and the remaining portion of the Company's five-year $20 million term loan with Truist (the "Truist term loan"), which was scheduled to mature on February 1, 2024.

The initial borrowing capacity under the Facility totals $110.0 million consisting of a $105.0 million revolving line of credit and a $5.0 million delayed draw term loan. The revolving line of credit includes a $17.5 million machinery and equipment sub-limit which requires quarterly payments of $0.4 million with a balloon payment due upon maturity of the Facility in January 2025. The term loan requires quarterly payments of $0.2 million with a balloon payment due upon maturity of Facility in January 2025.

We have pledged all of our accounts receivable, inventory, and certain machinery and equipment as collateral for the Credit Agreement. Availability under the Credit Agreement is subject to the amount of eligible collateral as determined by the lenders' borrowing base calculations. Amounts outstanding under the revolving line of credit portion of the Facility currently bear interest, at the Company's option, at (a) the Base Rate (as defined in the Credit Agreement) plus 0.50%, or (b) LIBOR plus 1.50%. Amounts outstanding under the delayed draw term loan portion of the Facility bear interest at LIBOR plus 1.65%. The Facility also provides an unused commitment fee based on the daily used portion of the Facility.

Pursuant to the Credit Agreement, the Company was required to pledge all of its tangible and intangible properties, including the stock and membership interests of its subsidiaries. The Facility contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $7.5 million and (ii) 10% of the revolving credit facility (currently $10.5 million). As of December 31, 2021, the Company was in compliance with all debt covenants.

As of December 31, 2021, the Company has $39.4 million of remaining availability under it credit facility.

Stock Repurchases and Dividends
We may repurchase common stock and pay dividends from time to time pursuant to programs approved by our Board of Directors. The payment of cash dividends is also subject to customary legal and contractual restrictions. Our capital allocation strategy is to first fund operations and investments in growth and then return excess cash over time to shareholders through share repurchases and dividends.
On February 17, 2021, the Board of Directors re-authorized the Company's share repurchase program. The previous share repurchase program had a term of 24 months and terminated on February 21, 2021. The share repurchase program allows for repurchase of up to 790,383 shares of the Company's outstanding common stock over 24 months. The shares will be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Under the program, the purchases will be funded from available working capital, and the repurchased shares will be returned to the status of authorized, but unissued shares of common stock or held in treasury. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. As of December 31, 2021, the Company has 790,383 shares of its share repurchase authorization remaining.
Stock repurchase activity was as follows:

	Year ended December 31,
	2021	2020
Number of shares repurchased	—	59,617
Average price per share	$—	$10.65
Total cost of shares repurchased	$—	$636,940
At the end of each fiscal year, the Board reviews the financial performance and capital needed to support future growth to determine the amount of cash dividend, if any, which is appropriate. In 2021 and 2020, no dividends were declared or paid by the Company.

Other Financial Measures
Below are additional financial measures that we believe are important in understanding the Company's liquidity position from year to year. The metrics are defined as:
Liquidity Measure:
•Current ratio = current asset divided by current liabilities. The current ratio will be determined by the Company using generally accepted accounting principles, consistently applied.
Leverage Measure:
•Debt to capital = Total debt divided by total capital. The debt to capital ratio will be determined by the Company using generally accepted accounting principles, consistently applied.
Profitability Ratio:
•Return on average equity ("ROAE") = net income divided by the trailing 12-month average of equity. The ROAE will be determined by the Company using generally accepted accounting principles, consistently applied.
Results of these additional financial measures are as follows:

	Year ended December 31,
	2021	2020
Current ratio	3.3	4.1
Debt to capital	39%	43%
Return on average equity	21.1%	(29.2)%
Material Cash Requirements from Contractual and Other Obligations

As of December 31, 2021, our material cash requirements for our known contractual and other obligations were as follows:

•Debt Obligations and Interest Payments - Outstanding obligations on our revolving credit facility and term loan were $65.6 million and $4.8 million, respectively, with $2.5 million payable within 12 months. The interest payments on our remaining borrowings will be determined based upon the average outstanding balance of our borrowings and the prevailing interest rate during that time. See Note 6 for further detail of our debt and the timing of expected future payments.

•Operating and Finance Leases - The Company enters into various lease agreements for real estate and manufacturing equipment used in the normal course of business. Operating and finance lease obligations were $34.8 million, with $1.3 million payable within 12 months. See Note 7 for further detail of our lease obligations and the timing of expected future payments.

The Company has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on the Company's financial position, revenues, results of operations, liquidity, or capital expenditures. We expect capital spending in fiscal 2022 to be as much as $10.0 million.
Critical Accounting Policies and Estimates
The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in Note 1 to the consolidated financial statements included herein. We believe the following accounting policies affect the most significant estimates and management judgments used in the preparation of the Company's consolidated financial statements.

Business Combinations
Description
Business combinations are accounted for using the acquisition method of accounting in accordance with GAAP. Under this method, the total consideration transferred to consummate the business combination is allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the closing date of the transaction.

Judgments and uncertainties involved in the estimate
The acquisition method of accounting requires extensive use of estimates and judgments to allocate the consideration transferred to the identifiable tangible and intangible assets, if any, acquired and liabilities assumed. Fair value determinations involve significant assumptions about highly subjective variables, including future cash flows, discount rates, and expected business performance. There are also different valuation models and inputs for each component, the selection of which requires considerable judgment. Our estimates and assumptions may be based, in part, on the availability of listed market prices or other transparent market data. These determinations will affect the amount of amortization expense recognized in future periods as well the allocation of goodwill, if any, attributable to the transaction.

Effect if actual results differ from assumptions
We base our fair value estimates on assumptions we believe are reasonable, but recognize the assumptions are inherently uncertain. Depending on the size of the purchase price of a particular acquisition, the mix of intangible assets acquired and expected business performance, the purchase price allocation could be materially impacted by applying a different set of assumptions and estimates. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.
Earn-Out Liabilities
Description
Our acquisitions may include earn-out liabilities (contingent consideration) as part of the purchase price. In connection with the American Stainless, MUSA-Galvanized and MUSA-Stainless acquisitions, we are required to make quarterly earn-out payments based on certain performance metrics determined at the time of the acquisition. These quarterly earn-out payments end in 2022. The fair value of the earn-out liabilities is estimated as of the acquisition date based on the present value of the contingent payments to be made using the probability-weighted expected return method. Each quarter-end, the Company re-evaluates its assumptions for all earn-out liabilities and adjusts to reflect the updated fair values.

Judgments and uncertainties involved in the estimate
Our earn-out liability evaluations require us to apply judgment surrounding the unobservable inputs used in the determination of the fair value of the earn-out liabilities. The calculations require us to apply judgment in estimating expected pounds to be shipped and future price per pound. We apply judgment in estimating future payments, including the selection of an appropriate discount rate to determine the present value of the contingent payments to be made and liability balance at a period end.

Effect if actual results differ from assumptions
We have not made any material changes in the methodology used to establish our earn-out liabilities in the past two fiscal years. This approach reasonably estimates future payments related to the earn-out liabilities, however, it is possible that actual results could differ from recorded earn-out liabilities. Changes in the estimated fair value of the earn-out liabilities are reflected in the results of operations in the periods in which they are identified. Changes in the fair value of the earn-out liabilities may materially impact and cause volatility in the Company's operating results. For instance, a 10% change in estimated pounds shipped or future price per pound used in our earn-out liability calculation would not have had a material effect on earnings for 2021.
Goodwill
Description
Goodwill is the excess of the purchase price over the fair value of identifiable assets acquired, less fair value of liabilities assumed, in a business combination. The Company reviews goodwill for impairment at the reporting unit level, which is the operating segment level or one level below the operating segment level. A reporting unit is an operating segment or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. Goodwill is not amortized but is evaluated for impairment at least annually on October 1 or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable. The evaluation begins with a qualitative assessment to determine whether a quantitative impairment test is necessary. If, after assessing qualitative factors, we determine it is more likely than not that the fair value of the reporting unit is less than the carrying amount, then the quantitative goodwill impairment test is performed.

Judgments and uncertainties involved in the estimate
We make various estimates and assumptions about our goodwill, including whether any potential impairment events have occurred. Examples of such events or changes in circumstances, many of which are subjective in nature, include the following:
•Significant negative industry or economic trends;
•A significant change in the use of the acquired assets or our strategy;
•A significant divestiture or other disposition activity;
•A significant decrease in the market value of the asset;
•A significant change in legal factors or the business climate that could affect the value of the asset; and
•A change in segment by one or more reporting unit

Additionally, we make estimates and assumptions regarding the inputs used to perform a quantitative assessment of our goodwill, if necessary. The Company performed a discounted cash flow analysis and a market multiple analysis. The discounted cash flow analysis included management assumptions for expected sales growth, capital expenditures and overall operational forecasts. The market multiple analysis included historical and projected performance, market capitalization, volatility and multiples for industry peers.

Effect if actual results differ from assumptions
We have not made any material changes in our methodology used to determine whether potential impairment events have occurred or any material changes in the estimates and assumptions used in our quantitative goodwill impairment testing. During 2021, goodwill was allocated to the Company's Specialty Chemicals Segment and as of December 31, 2021, we determined that no impairment of the carrying value of goodwill for this reporting unit was required. During the third and fourth quarter of 2020, the Company determined potential indicators of impairment existed within our Welded Pipe and Tube reporting unit existed and quantitatively tested the goodwill assigned to the reporting unit for impairment. As a result of the quantitative analysis, the Company incurred goodwill impairment expenses of $16.2 million. In the event that our estimates vary from actual results, we may record additional impairment losses, which could be material to our results of operations.
Inventory
Description
Inventory is stated at the lower of cost or net realizable value. Cost is determined by either specific identification or weighted average methods. At the end of each quarter, all facilities review recent sales reports to identify sales price trends that would indicate products or product lines that are being sold below our cost. This would indicate that an adjustment would be required.

We record an obsolete inventory reserve for identified finished goods with no sales activity and raw materials with no usage. This reserve is based on our current knowledge with respect to inventory levels, sales trends and historical experience. During 2021, our reserve increased approximately $0.9 million to $1.1 million as of December 31, 2021.

We also record an inventory reserve for the estimated shrinkage (quantity losses) between physical inventories. This reserve is based upon the most recent physical inventory results. During 2021, the inventory shrink reserve decreased approximately $0.3 million to $0.2 million as of December 31, 2021, in response to estimated shrinkage rates based on results from previous physical inventories.

Judgments and uncertainties involved in the estimate
We do not believe that our inventories are subject to significant risk of obsolescence in the near term and we have the ability to adjust purchasing practices based on anticipated sales trends and general economic conditions. However, changes in demand, product life cycle, cost trends, product pricing or a deterioration in product quality could result in the need for additional reserves. Likewise, changes in the estimated shrink reserve may be necessary, based on the timing and results of physical inventories. We also apply judgment in the determination of levels of obsolete inventory and assumptions about net realizable value.

Effect if actual results differ from assumptions
We have not made any material changes in the methodology used to establish our reserves for obsolete inventory or inventory shrinkage during the past two fiscal years. However, it is possible that actual results could differ from recorded reserves. For instance, a 10% change in the amount of products considered obsolete or the estimated shrinkage rate would not have had a material impact on net earnings for 2021.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The Company is a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Synalloy Corporation
Richmond, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Synalloy Corporation (the “Company”) as of December 31, 2021, the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the 2020 consolidated financial statements described in Note 9 and 12 to the consolidated financial statements to retrospectively apply the change in presentation of earnings per share for a deemed stock dividend related to a rights offering. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2020 financial statements of the Company other than with respect to the retrospective adjustments, and accordingly, we do not express an opinion or any other form of assurance on the 2020 financial statements taken as a whole.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Business Combination

As described in Notes 1 and 2 of the consolidated financial statements, the Company completed its acquisition of DanChem Technologies, Inc on October 22, 2021, for a preliminary purchase price of $34.1 million. As a result of the acquisition, management was required to estimate the preliminary fair values of the assets acquired, including certain identifiable intangible and tangible assets, and liabilities assumed. Estimates and assumptions that the Company made in estimating the preliminary fair value of the customer relationship and the machinery, fixtures, and equipment required use of estimates and judgments.

We identified the determination of the preliminary fair values of the customer relationships and machinery, fixtures, and equipment assets, as a critical audit matter. The principal considerations for our determination included the following: (i) significant unobservable inputs and assumptions utilized by management in determining the fair value of customer relationships, including future revenue growth, customer attrition rate, and the weighted average cost of capital; and (ii) significant estimates and assumptions to determine the estimated fair value of the machinery, fixtures, and equipment by considering the loss in value caused by physical deterioration, functional obsolescence, and economic obsolescence. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:
•Assessing the reasonableness of significant underlying assumptions used to calculate the preliminary fair value of customer relationships through (i) evaluating the earnings before interest, taxes, depreciation and amortization (“EBITDA”) margin utilizing the historical performance of the acquired entity, (ii) evaluating the reasonableness of the revenue growth rate utilizing historical performance of the acquired entity and external and industry data, and (iii) evaluating the reasonableness of customer attrition including testing and validating the underlying data utilized in estimating future customer attrition and considering the potential effect of changes in the assumption on future cash flows.
•Testing and validating the existence of machinery, fixtures, and equipment assets.
•Utilizing professionals with specialized knowledge and skill in valuation to assist in (i) evaluating the qualifications of the valuation specialists used by management, (ii) evaluating the valuation methodology applied by management to estimate the preliminary fair value of customer relationships, (iii) testing specific assumptions including the weighted average cost of capital, (iv) evaluating the valuation methodology applied by management to estimate the preliminary fair value of the machinery, fixtures, and equipment, (v) comparing the asset categories selected by management to the asset descriptions in the fixed asset listing, (vi) independently recalculating the estimated current reproduction cost new (“CRN”) of certain assets in the fixed asset listing, and (vii) independently recalculating the estimated CRN, less depreciation of certain assets in the fixed asset listing, to account for physical deterioration, functional obsolescence, and economic obsolescence.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2021.
Richmond, Virginia
March 29, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Synalloy Corporation:

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the retrospective application of the 2021 Rights Offering described in Note 9 and Note 12 (the earnings per share retrospective adjustment), the consolidated balance sheet of Synalloy Corporation and subsidiaries (the Company) as of December 31, 2020, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the year then ended, and the related notes and financial statement Schedule II (collectively, the consolidated financial statements). The 2020 consolidated financial statements before the effects of the earnings per share retrospective adjustment are not presented herein. In our opinion, except for the effects of the earnings per share retrospective adjustment, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the earnings per share retrospective adjustment, accordingly, we do not express an opinion or any other form of assurance about whether such adjustment is appropriate and has been properly applied. This adjustment was audited by other auditors.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG, LLP

We served as the Company's auditor from 2015 to 2021.
Richmond, Virginia
March 9, 2021

SYNALLOY CORPORATION
Consolidated Balance Sheets
As of December 31, 2021 and 2020
(in thousands, except par value and share data)

	2021	2020
Assets
Current assets:
Cash and cash equivalents	$2,021	$236
Accounts receivable, net	50,126	28,183
Inventories, net
Raw materials	48,448	35,997
Work-in-process	24,990	20,304
Finished goods	29,811	28,779
Total inventories, net	103,249	85,080
Prepaid expenses and other current assets	3,728	13,384
Assets held for sale	855	—
Total current assets	159,979	126,883
Property, plant and equipment, net	43,720	35,096
Right-of-use assets, operating leases, net	30,811	31,769
Goodwill	12,637	1,355
Intangible assets, net	14,382	11,426
Deferred charges, net	302	455
Other non-current assets	4,171	—
Total assets	$266,002	$206,984

Liabilities and Shareholders' equity
Current liabilities:
Accounts payable	$32,318	$19,732
Accounts payable - related parties	2	—
Accrued expenses and other current liabilities	12,407	6,123
Current portion of long-term debt	2,464	875
Current portion of earn-out liability	1,961	3,434
Current portion of operating lease liabilities	1,104	867
Current portion of finance lease liabilities	233	19
Total current liabilities	50,489	31,050
Long-term debt	67,928	60,495
Long-term portion of earn-out liability	—	287
Long-term portion of operating lease liabilities	32,059	32,771
Long-term portion of finance lease liabilities	1,414	37
Deferred income taxes	2,433	1,957
Other long-term liabilities	89	92
Total liabilities	154,412	126,689

Commitments and contingencies – see Note 15

Shareholders' equity:
Common stock - $1 par value: Authorized 24,000,000 shares; issued 11,085,103 and 10,300,000 shares, respectively	11,085	10,300
Capital in excess of par value	46,058	37,719
Retained earnings	63,080	42,835
	120,223	90,854
Less cost of common stock in treasury - 918,471 and 1,123,319 shares, respectively	8,633	10,559
Total shareholders' equity	111,590	80,295
Total liabilities and shareholders' equity	$266,002	$206,984
 See accompanying notes to consolidated financial statements.

SYNALLOY CORPORATION
Consolidated Statements of Operations
For the years ended December 31, 2021 and 2020
(in thousands, except per share data)

	2021	2020
Net sales	$334,715	$256,000
Cost of sales	273,949	233,348
Gross profit	60,766	22,652

Selling, general and administrative expense	30,144	28,718
Acquisition costs and other	1,001	845
Proxy contest costs and recoveries	168	3,105
Earn-out adjustments	1,872	(1,195)
Asset impairment	233	6,214
Goodwill impairment	—	16,203
Gain on lease modification	—	(171)
Operating income (loss)	27,348	(31,067)
Other (income) and expense
Interest expense	1,486	2,110
Loss on extinguishment of debt	223	—
Change in fair value of interest rate swap	(2)	51
Other, net	143	(1,255)
Income (loss) before income taxes	25,498	(31,973)
Income tax provision (benefit)	5,253	(4,706)
Net income (loss)	$20,245	$(27,267)

Net income (loss) per common share:
Basic	$2.17	$(2.98)
Diluted	$2.14	$(2.98)

Weighted average number of common shares outstanding:
Basic	9,340	9,140
Diluted	9,456	9,140
See accompanying notes to consolidated financial statements.

SYNALLOY CORPORATION
Consolidated Statements of Cash Flows
For the years ended December 31, 2021 and 2020
(in thousands)

	2021	2020
Cash flows from operating activities:
Net income (loss)	$20,245	$(27,267)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	7,547	7,572
Amortization expense	2,794	3,028
Amortization of debt issuance costs	95	177
Asset impairment	233	6,214
Goodwill impairment	—	16,203
Loss on extinguishment of debt	223	—
Unrealized gain on equity securities	—	(208)
Deferred income taxes	(2,071)	1,167
Proceeds from business interruption insurance	—	1,040
Loss on sale of equity securities	—	38
Earn-out adjustments	1,872	(1,195)
Payments of earn-out liabilities in excess of acquisition date fair value	(138)	(292)
(Reduction of) provision for losses on accounts receivable	(398)	890
Provision for losses on inventories	1,649	271
(Gain) loss on disposal of property, plant and equipment	(848)	237
Non-cash lease expense	481	510
Non-cash lease termination loss	5	24
Gain on lease modification	—	(171)
Change in fair value of interest rate swap	(2)	51
Payments for termination of interest rate swap	(46)	—
Issuance of treasury stock for director fees	132	345
Share-based compensation expense	799	1,791
Changes in operating assets and liabilities:
Accounts receivable	(16,185)	5,552
Inventories	(18,873)	9,122
Other assets and liabilities	(55)	(912)
Accounts payable	10,835	(1,418)
Accounts payable - related parties	2	—
Accrued expenses	1,506	86
Accrued income taxes	9,253	(4,877)
Net cash provided by operating activities	19,055	17,978

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,497)	(3,748)
Proceeds from disposal of property, plant and equipment	1,400	312
Proceeds from sale of equity securities	—	4,430
Acquisitions, net of cash acquired	(32,564)	—
Net cash (used in) provided by investing activities	(32,661)	994

Cash flows from financing activities:
Borrowings from long-term debt	215,528	—
Proceeds from the issuance of common stock related to Rights Offering	10,010	—
Proceeds from exercise of stock options	109	—
Payments on long-term debt	(206,505)	(4,000)
Payments on BB&T line of credit	—	(10,184)
Principal payments on finance lease obligations	(92)	(109)
Payments for finance lease terminations	—	(204)
Payments on earn-out liabilities	(3,494)	(3,946)
Repurchase of common stock	—	(635)
Payments of deferred financing costs	(165)	(284)
Net cash provided by (used in) financing activities	15,391	(19,362)

Increase (Decrease) in cash and cash equivalents	1,785	(390)
Cash and cash equivalents at beginning of year	236	626
Cash and cash equivalents at end of year	$2,021	$236
See accompanying notes to consolidated financial statements.

SYNALLOY CORPORATION
Consolidated Statements of Shareholders' Equity
For the years ended December 31, 2021 and 2020
(in thousands, except share and per share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Cost of Common Stock in Treasury	Total
Balance December 31, 2019	$10,300	$37,407	$70,552	$(11,748)	$106,511
Net loss	—	—	(27,267)	—	(27,267)
Cumulative adjustment due to adoption of ASU 2016-13	—	—	(450)	—	(450)
Issuance of 194,082 shares of common stock from treasury	—	(1,479)	—	1,824	345
Share-based compensation	—	1,791	—	—	1,791
Purchase of common stock	—	—	—	(635)	(635)
Balance December 31, 2020	$10,300	$37,719	$42,835	$(10,559)	$80,295
Net income	—	—	20,245	—	20,245
Issuance of 785,103 shares of common stock - Rights Offering	785	9,225	—	—	10,010
Issuance of 191,673 shares of common stock from treasury	—	(1,670)	—	1,802	132
Exercise of stock options for 13,174 shares, net	—	(15)	—	124	109
Share-based compensation	—	799	—	—	799
Balance December 31, 2021	$11,085	$46,058	$63,080	$(8,633)	$111,590
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
The Company's business is divided into two reportable operating segments, the Metals Segment and the Specialty Chemicals Segment. As of December 31, 2021, the Metals Segment operates as three reporting units that include Bristol Metals, LLC ("BRISMET") and American Stainless Tubing, LLC ("ASTI") (collectively "Welded Pipe & Tube"), Palmer of Texas Tanks, Inc. ("Palmer") and Specialty Pipe & Tube, Inc. ("Specialty"). As discussed in Note 4, on February 17, 2021 the Board of Directors authorized the permanent cessation of operations at Palmer and the subleasing of the Palmer facility. As of December 31, 2021, the Company permanently ceased operations and is in the process of divesting all remaining assets at the facility. The Specialty Chemicals Segment operates as one reportable unit and is comprised of Manufacturers Chemicals, LLC ("MC"), a wholly-owned subsidiary of Manufacturers Soap and Chemical Company ("MS&C"), CRI Tolling, LLC ("CRI") and DanChem Technologies, Inc. ("DanChem").
Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated.
Use of Estimates - The preparation of the Company's financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosures of contingent assets and liabilities. The Company bases these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying value of assets and liabilities that are readily available from other sources. Actual results may differ from these estimates.
Impacts of COVID-19 - During the year ended December 31, 2021, aspects of the Company's business continued to be affected by macroeconomic factors related to the COVID-19 pandemic, including production in our plants and within our supply chain. The nature of the situation is dynamic and the full extent of any future impacts of the COVID-19 pandemic on the Company's operational and financial performance is currently uncertain and will depend on many factors outside of the Company's control.
Immaterial Out of Period Adjustment - During the fourth quarter of fiscal 2021, the Company identified certain immaterial adjustments in the accounting for inventory and related effect on income taxes that impacted the Company’s quarterly and annual financial statements previously issued. Therefore, the Company recorded an out of period adjustment which increased cost of sales by $2.2 million and decreased inventory by $2.2 million resulting in a decrease to operating income and income before income taxes of $2.2 million, a decrease to income tax provision of $0.5 million and a decrease to net income of $1.7 million.
Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash levels in bank accounts that, at times, may exceed federally-insured limits.
Accounts Receivable - Accounts receivable from the sale of products are recorded at net realizable value and the Company generally grants credit to customers on an unsecured basis. Substantially all of the Company's accounts receivable are due from companies located throughout the United States. The Company provides an allowance for credit losses for projected uncollectible amounts. The allowance is based upon an analysis of accounts receivable balances with similar risk characteristics on a collective basis, considering factors such as the aging of receivables balances, historical loss experience, current information, and future expectations. Each reporting period, the Company reassesses whether any accounts receivable no longer share similar risk characteristics and should instead be evaluated as part of another pool or on an individual basis. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables are generally due within 30 to 60 days. Delinquent receivables are written off based on individual credit evaluations and specific circumstances of the customer. The Company had an allowance for credit losses of $0.2 million and $0.5 million at December 31, 2021 and 2020, respectively.

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

Inventories - Inventory is stated at the lower of cost or net realizable value. Cost is determined by either specific identification or weighted average methods.
At the end of each quarter, all facilities review recent sales reports to identify sales price trends that would indicate products or product lines that are being sold below our cost. This would indicate that an adjustment would be required.
Stainless steel, both in its raw material (coil or plate) or finished goods (pipe and tube) state is purchased/sold using a base price plus an additional surcharge which is dependent on current nickel prices. As raw materials are purchased, it is priced to the Company based upon the surcharge at that date. When the selling price of the finished pipe is set for the customer, approximately three months later, the then-current nickel surcharge is used to determine the proper selling prices. A lower of cost or net realizable value ("LCNRV") adjustment is recorded when the Company's inventory cost, based upon a historical nickel price, is greater than the current selling price of that product due to a reduction in the nickel surcharge. During the years ended December 31, 2021 and 2020, respectively, no material LCNRV adjustments were required by our Metals Segment other than those at our storage tank facility.
During the year ended December 31, 2020, adjustments of $3.8 million to inventory cost were required due to the curtailment of operations at our Palmer facility as a result of the COVID-19 pandemic and lower demand for oil and gas products which caused the net realizable value to fall below inventory cost for certain tanks.
In addition, the Company establishes inventory reserves for:
•Estimated obsolete or unmarketable inventory - The Company identified inventory items with no sales activity for finished goods or no usage for raw materials for a certain period of time. For those inventory items not currently being marketed and unable to be sold, a reserve was established for 100% of the inventory cost less any estimated scrap proceeds. The Company reserved $1.1 million and $0.2 million as of December 31, 2021 and 2020, respectively.
•Estimated quantity losses - The Company performs an annual physical count of inventory during the fourth quarter each year. For those facilities that complete their physical inventory counts before the end of December, a reserve is established for the potential quantity losses that could occur subsequent to their physical inventory. This reserve is based upon the most recent physical inventory results. The Company had $0.2 million and $0.5 million reserved for physical inventory quantity losses as of December 31, 2021 and 2020, respectively.
Property, Plant and Equipment - Property, plant and equipment are stated at cost. Depreciation is determined based on the straight-line method over the estimated useful life of the assets. Substantially all depreciation is recorded within cost of goods sold on the consolidated statement of operations. Leasehold improvements are depreciated over the shorter of their useful lives or the remaining non-cancellable lease term, buildings are depreciated over a range of 10 years to 40 years, and machinery, fixtures and equipment are depreciated over a range of three years to 20 years. The costs of software licenses are amortized over five years using the straight-line method. The Company continually reviews the recoverability of the carrying value of long-lived assets. The Company also reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. When the future undiscounted cash flows of the operation to which the assets relate do not exceed the carrying value of the asset, the assets are written down to fair value.
Business Combinations - Business combinations are accounted for using the acquisition method of accounting. Under this method, the total consideration transferred to consummate the business combination is allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the closing date of the transaction. The acquisition method of accounting requires extensive use of estimates and judgments to allocate the consideration transferred to the identifiable tangible and intangible assets acquired, if any, and liabilities assumed. See Note 2 for further discussion on the Company's acquisition of DanChem in 2021.
Goodwill - Goodwill is the excess of the purchase price over the fair value of identifiable assets acquired, less fair value of liabilities assumed, in a business combination. The Company reviews goodwill for impairment at the reporting unit level, which is the operating segment level or one level below the operating segment level. Goodwill is not amortized but is evaluated for impairment at least annually on October 1 or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable. The evaluation begins with a qualitative assessment to determine whether a quantitative impairment test is necessary. If, after assessing qualitative factors, we determine it is more

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

likely than not that the fair value of the reporting unit is less than the carrying amount, then the quantitative goodwill impairment test is performed.
The quantitative goodwill impairment test used to identify potential impairment compares the fair value of a reporting unit with its carrying amount, including goodwill. Fair value represents the price a market participant would be willing to pay in a potential sale of the reporting unit and is based on a combination of an income approach, based on discounted future cash flows, and a market approach, based on market multiples applied to free cash flow. If the fair value exceeds the carrying value, then no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Any impairment identified is included within "goodwill impairment" in the consolidated statement of operations.
A reporting unit is an operating segment or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. During 2021, goodwill was allocated to the Specialty Chemicals Segment. During 2020, goodwill was allocated to the Welded Pipe and Tube reporting unit and the Specialty Chemicals Segment.
The changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020 were as follows:

(in thousands)	Specialty Chemicals Segment	Metals Segment	Total
Balance December 31, 2019	$1,355	$16,203	$17,558
Impairment charges	—	(16,203)	(16,203)
Balance December 31, 2020	1,355	—	1,355
Acquisitions	11,282	—	11,282
Balance December 31, 2021	$12,637	$—	$12,637
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

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

goodwill attributable to the Welded Pipe and Tube reporting unit being impaired and a goodwill impairment charge of $5.5 million for the quarter ended December 31, 2020.
We conducted our annual impairment test of the Specialty Chemicals Segment as of October 1, 2021. The Company performed a discounted cash flow analysis and a market multiple analysis for the Specialty Chemicals Segment. The discounted cash flow analysis included management assumptions for expected sales growth, capital expenditures and overall operational forecasts. the market multiple analysis included historical and projected performance, market capitalization, volatility and multiples for industry peers. As of December 31, 2021, we determined that no impairment of the carrying value of goodwill for this reporting unit was required.
Intangible Assets - Intangible assets consists primarily of customer relationships and represents the fair value of intellectual, non-physical assets resulting from business acquisitions and are amortized over their estimated useful lives using either an accelerated or straight-line method over a period ranging from eight to 15 years. Amortization expense is recorded in selling, general and administrative expense on the consolidated statement of operations. The weighted average amortization period for the customer relationships is approximately 12 years.
Intangible assets totaled $28.9 million and $30.9 million as of December 31, 2021 and 2020, respectively. Accumulated amortization of intangible assets as of December 31, 2021 and 2020 totaled $14.5 million and $19.5 million, respectively.
Estimated amortization expense for the next five fiscal years based on existing intangible assets is as follows:

(in thousands)
2022	$2,884
2023	1,433
2024	1,336
2025	1,238
2026	1,141
Thereafter	6,350
Total	$14,382
The Company recorded amortization expense related to intangible assets of $2.8 million and $3.0 million for 2021 and 2020. respectively.
Deferred Charges - Deferred charges represent debt issuance costs and are amortized over their estimated useful lives using the straight-line method over a period of four years and is recorded in interest expense on the consolidated statement of operations. On January 15, 2021, the Company and its subsidiaries entered into a new Credit Agreement (the "Credit Agreement") with BMO Harris Bank, N.A ("BMO") providing the Company with a new four-year revolving credit facility and replacing the Company's previous asset based revolving line of credit and term loan with Truist Bank ("Truist"). The Company accounted for this refinance as a debt extinguishment and, as a result, $0.2 million of unamortized debt issuance costs associated with the Company's previously existing bank debt were written off as a loss on extinguishment of debt during the year ended December 31, 2021.
Deferred charges totaled $0.4 million and $0.8 million as of December 31, 2021 and 2020, respectively. Accumulated amortization of deferred charges as of December 31, 2021 and 2020 totaled $0.1 million and $0.3 million, respectively.
The Company recorded amortization expense related to deferred charges of $0.1 million for 2021.
Long-Lived Asset Impairment - The carrying amounts of long-lived assets are reviewed whenever certain events or changes in circumstances indicate that the carrying amounts may not be recoverable. A potential impairment has occurred for long-lived assets held-for-use if projected future undiscounted cash flows expected to result from the use and eventual disposition of the assets are less than the carrying amounts of the assets. An impairment loss is recorded for long-lived assets held-for-use when the carrying amount of the asset is not recoverable and exceeds its fair value.
Long-lived assets that are expected to be sold within the next 12 months and meet the other relevant held-for-sale criteria are classified as long-lived assets held-for-sale. An impairment loss is recorded for long-lived assets held-for-sale when the carrying amount of the asset exceeds its fair value less cost to sell. A long-lived asset is not depreciated while its classified as held-for-sale.

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

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
Fair value measurements associated with long-lived asset impairments are included in Note 4 to the consolidated financial statements.
Earn-Out Liabilities - In connection with the 2019 American Stainless acquisition, the Company is required to make quarterly earn-out payments to American Stainless for a period of three years following closing equal to six and one-half percent (6.5%) of ASTI’s revenue over the three-year earn-out period. These quarterly earn-out payments end in 2022.
In connection with the 2018 MUSA-Galvanized acquisition, the Company is required to make quarterly earn-out payments to MUSA for a period of four years following closing, based on actual sales levels of galvanized pipe and tube. These quarterly earn-out payments end in 2022.
In connection with the 2017 MUSA-Stainless acquisition, the Company is required to make quarterly earn-out payments to MUSA for a period of four years following closing, based on actual sales levels of stainless steel pipe and tube (outside diameter of 10 inches or less). These quarterly earn-out payments ended in 2021.
The fair value of the earn-out liabilities are estimated by applying the probability-weighted expected return method using management's estimates of pounds to be shipped and future price per unit. Changes to the fair value of the earn-out liabilities are determined each quarter-end and charged to income or expense in the “Earn-Out Adjustments” line item in the consolidated statements of operations. See Note 4 for additional information on the Company's earn-out liabilities.
Revenue Recognition - Revenues are recognized when control of the promised goods or services is transferred to our customers upon shipment, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Substantially all of the Company's revenues are derived from contracts with customers where performance obligations are satisfied at a point-in-time. Our contracts with customers may include multiple performance obligations. For such arrangements, revenue for each performance obligation is based on its standalone selling price and revenue is recognized as each performance obligation is satisfied. The Company generally determines standalone selling prices based on the prices charged to customers using the adjusted market assessment approach or expected cost plus margin. Deferred revenues are recorded when cash payments are received in advance of satisfying the performance obligation, including amounts which are refundable. See Note 3 for additional information on the Company's revenue.
Shipping Costs - Shipping costs are treated as fulfillment activities at the time control and title of the promised good and services rendered are transferred to the customer. Shipping costs of approximately $9.4 million and $8.0 million in 2021 and 2020, respectively, are recorded in cost of goods sold on the consolidated statement of operations.
Share-Based Compensation - Share-based payments to employees, including grants of employee stock options, are recognized in the consolidated statements of operations as compensation expense (based on their estimated fair values at grant date) generally over the vesting period of the awards using the straight-line method. Any forfeitures of share-based awards are recorded as they occur. See Note 10 for additional information on the Company's accounting for share-based payments.
Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing accounts and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.
Additionally, the Company maintains reserves for uncertain tax provisions, if necessary. See Note 11 for additional information on the Company's income taxes.
Earnings Per Share - Earnings per share of common stock are computed based on the weighted average number of basic and diluted shares outstanding during each period.
Leases - The Company determines whether an arrangement is a lease at contract inception. For leases in which the Company is the lessee, the Company recognizes a right-of-use asset and corresponding lease liability on the consolidated balance sheets

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

equal to the present value of the fixed lease payments over the lease term. Lease liabilities represent an obligation to make lease payments arising from a lease while right-of-use assets represent a right to use an underlying asset during the lease term. The Company does not separate lease and non-lease components for its underlying assets. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets.
If readily determinable, the rate implicit in the lease is used to discount lease payments to present value; however, the Company's leases generally do not provide a readily determinable implicit rate. When the implicit rate is not determinable, the Company's estimated incremental borrowing rate is utilized, determined on a fully collateralized and fully amortizing basis, to discount lease payments based on information available at lease commencement. The Company determines the appropriate incremental borrowing rate by identifying a reference rate and making adjustments that take into consideration financing options and certain lease-specific circumstances. Such adjustments include assuming the Store Capital lease would require two lenders with the secondary lender being secured on a second lien requiring mezzanine rates. Lease costs are recognized on a straight-line basis over the lease term.
Right-of-use assets and operating lease liabilities are remeasured upon certain modifications to leases using the present value of the remaining lease payments and estimated incremental borrowing rate upon lease modification. The difference between the remeasured right-of-use asset and the operating lease liabilities are recognized as a gain or loss within operating expenses. The Company reviews any changes to its lease agreements for potential modifications and/or indicators of impairment of the respective right-of-use asset. Operating leases are included in ROU assets, current portion of operating lease liabilities and long-term portion of operating lease liabilities on the accompanying consolidated balance sheets. Finance leases are included in property, plant and equipment, current portion of finance lease liabilities and long-term portion of finance lease liabilities. See Note 7 for additional information on the Company's leases.
The Company subleases portions of certain properties that are not used in its operations. Sublease income was not significant for any periods presented.
Concentrations of Credit Risk - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits and trade accounts receivable. The Specialty Chemicals Segment has one customer that accounted for approximately 15% of the segment's revenues for 2021.
Accounting Pronouncement Recently Adopted - On January 1, 2020, the Company adopted ASU No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The updated guidance removes disclosure requirements pertaining to the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. In addition, the amendment clarifies that the measurement uncertainty disclosure is to communicate information about uncertainty in measurement as of the reporting date. The guidance also adds disclosure requirements for changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 measurements held at the end of the reporting period as well as the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The adoption of this standard by the Company did not have a material impact on the consolidated financial statements or footnote disclosures. See Note 4 for further discussion on the Company's fair value measurements.
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
On January 1, 2020, the Company adopted ASU No. 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The updated guidance amends the current accounting guidance and requires the measurement of all expected losses based on historical experience, current conditions, and reasonable and supportable forecasts rather than the incurred loss model which reflects losses that are probable. Entities are required to apply these changes through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company evaluated its financial instruments and determined that its trade accounts receivable are subject to the new current expected credit loss model. Based upon the application of the new current expected credit loss model, on January 1, 2020, we recorded a cumulative effect adjustment of $0.4 million to Retained Earnings. The adoption of this standard by the Company did not have a material impact on the consolidated statement of operations or cash flows.

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
Accounting Pronouncements Not Yet Adopted - In March 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-04 "Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting." The ASU, and subsequent clarifications, provide practical expedients for contract modification accounting related to the transition away from the London Interbank Offered Rate (LIBOR) and other interbank offering rates to alternative reference rates. The expedients are applicable to contract modifications made and hedging relationships entered into on or before December 31, 2022. The Company intends to use the expedients where needed for reference rate transition. The Company continues to evaluate this standard update and does not currently expect a material impact to the Company’s financial statements or disclosures.

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

Note 2: Acquisitions
Acquisition of DanChem Technologies, Inc.
On October 22, 2021, the Company completed the acquisition of all of the issued and outstanding shares of common stock of DanChem, a contract manufacturer of chemical products located in Danville, Virginia. The Company accounted for the transaction as a business combination using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805 - "Business Combinations". The preliminary purchase price was $34.1 million including $1.5 million in cash obtained through the acquisition. The purchase price was paid in cash and funded through a drawdown of $34.5 million on the Company’s existing revolving credit facility. Amounts outstanding under the revolving line of credit portion of the facility currently bear interest, at the Company's option, at (a) the Base Rate (as defined in the Credit Agreement) plus 0.50%, or (b) LIBOR plus 1.50%. See Note 6 for more information on the Company's long-term debt.

The table below summarizes the preliminary estimates of fair value of identifiable assets acquired and liabilities assumed in the Acquisition. These preliminary estimates of the fair value are subject to revisions, which may result in an adjustment to the preliminary values presented below.

(in thousands)	October 22, 2021
Cash and cash equivalents	$1,533
Accounts receivable, net of allowance for credit losses	5,358
Inventories	1,561
Prepaid expenses and other current assets	454
Property, plant and equipment	15,697
Right of use asset, operating leases	208
Intangible assets	5,750
Total identifiable assets acquired	30,561

Accounts payable	1,751
Accrued expenses and other current liabilities	1,622
Current portion of operating lease liabilities	51
Current portion of finance lease liabilities	215
Deferred income taxes	2,542
Long-term portion of operating lease liabilities	157
Long-term portion of finance lease liabilities	1,408
Total identifiable liabilities assumed	7,746

Net identifiable assets acquired	22,815
Transaction price	34,097
Goodwill	$11,282
The Company is in various phases of valuing the assets acquired and liabilities assumed, including deferred tax balances, and the Company's estimate of these values was still preliminary on December 31, 2021. Therefore, these provisional amounts are subject to change as the Company continues to evaluate information required to complete the valuations throughout the measurement period, which will not exceed one year from the acquisition date.
Goodwill is calculated as the excess of the purchase price over the fair value of the net assets acquired. The recognized goodwill is attributable to operational synergies, assembled workforce and growth opportunities and was allocated to the Company's Specialty Chemicals Segment. Substantially all of the goodwill resulting from this acquisition is not expected to be deductible for tax purposes.

Approximately $1.0 million of one-time, acquisition-related costs, is recognized in acquisition costs and other expenses in the consolidated statement of operations as of December 31, 2021.

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

The Company identified DanChem’s customer relationships, product development know-how, and tradename as finite-lived assets with estimated fair values as of the acquisition date of $5.1 million, $0.5 million, and $0.2 million, respectively. The finite-lived assets are subject to amortization using the straight-line method over 15 years.
Total net sales and operating income for DanChem for the period from October 22, 2021 through December 31, 2021 were as follows:

(in thousands)	Period from 10/22/2021 - 12/31/2021
Net sales	$5,692
Operating income	$621
Pro Forma Financial Information
The following unaudited consolidated pro forma summary has been prepared by adjusting the Company's historical data to give effect to the acquisition of DanChem as if it had occurred on January 1, 2020:

(unaudited)	Year Ended December 31,
(in thousands, except per share data)	2021	2020
Net sales	$358,735	$282,365
Net income (loss)	21,681	(26,468)
Basic net income (loss) per common share	2.32	(2.90)
Diluted net income (loss) per common share	$2.29	$(2.90)
These unaudited pro forma results include adjustments, such as property, plant and equipment step-up, amortization of acquired intangible assets and interest expense on debt financing in connection with the acquisition.

The unaudited consolidated pro forma financial information was prepared in accordance with GAAP and is not necessarily indicative of the results of operations that would have occurred if the acquisition had been completed on the date indicated, nor is it indicative of the future operating results of the Company.

The unaudited pro forma results do not reflect events that either have occurred or may occur after the acquisition date, including, but not limited to, the anticipated realization of operating synergies in subsequent periods. These results do not give effect to certain charges that the Company expects to incur in connection with the acquisition, including, but not limited to, additional professional fees and employee integration.
Note 3: Revenue Recognition
Revenue is generated primarily from contracts to produce, ship and deliver steel and specialty chemical products. The Company’s performance obligations are satisfied and revenue is recognized when control and title of the contract promised goods or services is transferred to our customers for product shipped or services rendered. Revenues are recorded net of any sales incentives and discounts. Sales tax and other taxes we collect with revenue-producing activities are excluded from revenue. Shipping costs charged to customers are treated as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer. Costs related to obtaining sales contracts are incidental and are expensed when incurred. Because customers are invoiced at the time title transfers and the Company’s right to consideration is unconditional at that time, the Company does not maintain contract asset balances. Additionally, the Company does not maintain material contract liability balances, as performance obligations for substantially all contracts are satisfied prior to customer payment for product. The Company offers industry standard payment terms.

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

The following table presents the Company's revenues, disaggregated by product group. Substantially all of the Company's revenues are derived from contracts with customers where performance obligations are satisfied at a point-in-time.

(in thousands)	2021	2020
Fiberglass and steel liquid storage tanks and separation equipment	$1,343	$5,503
Heavy wall seamless carbon steel pipe and tube	40,539	23,670
Stainless steel pipe and tube	186,651	154,974
Galvanized pipe and tube	38,705	20,312
Specialty chemicals	67,477	51,541
Net sales	$334,715	$256,000
Note 4: Fair Value Measurements
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
The Company's financial instruments include cash and cash equivalents, accounts receivable, derivative instruments, accounts payable, earn-out liabilities, revolving line of credit, long-term debt and equity investments.
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
Level 3: Contingent consideration (earn-out) liabilities
The fair value of contingent consideration liabilities ("earn-out") resulting from the 2019 American Stainless acquisition, 2018 MUSA-Galvanized acquisition and 2017 MUSA-Stainless acquisition are classified as Level 3. The fair value as of December 31, 2021 of the MUSA-Galvanized earn-out and the American Stainless earn-out was estimated by applying the probability-weighted expected return method using management's estimates of pounds to be shipped and future price per unit. Each quarter-end, the Company re-evaluates its assumptions for all earn-out liabilities and adjusts to reflect the updated fair values. Changes in the estimated fair value of the earn-out liabilities are reflected in the results of operations in the periods in which they are identified. Changes in the fair value of the earn-out liabilities may materially impact and cause volatility in the Company's operating results.

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

The following table presents a summary of changes in fair value of the Company's Level 3 earn-out liabilities measured on a recurring basis for 2021 and 2020:

(in thousands)	MUSA-Stainless	MUSA-Galvanized	American Stainless	Total
Balance December 31, 2019	$2,403	$1,782	$4,969	$9,154
Earn-out payments during period	(1,625)	(611)	(2,002)	$(4,238)
Changes in fair value during the period	(403)	(230)	(562)	$(1,195)
Balance December 31, 2020	$375	$941	$2,405	$3,721
Earn-out payments during period	(385)	(780)	(2,467)	$(3,632)
Changes in fair value during the period	10	945	917	$1,872
Balance December 31, 2021	$—	$1,106	$855	$1,961
For the year ended December 31, 2021, the Company had no unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value instruments.
Quantitative Information about Significant Unobservable Inputs Used in Level 3 Fair Value Measurements
The following table summarizes the significant unobservable inputs in the fair value measurement of our contingent consideration (earn-out) liabilities as of December 31, 2021:

Instrument	Fair Value December 31, 2021	Principal Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
Contingent consideration (earn-out) liabilities	$1,961	Probability Weighted Expected Return	Discount rate	-	5%
			Timing of estimated payouts	2022	-
			Future revenue projections	$9.1M	$9.1M
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
For the fiscal years ended December 31, 2021 and 2020, the Company's only significant measurements of assets and liabilities at fair value on a non-recurring basis subsequent to their initial recognition were certain long-lived assets and goodwill (see Note 1 to the consolidated financial statements for additional information regarding this Level 3 fair value measurement).
Long-lived assets
The Company reviews the carrying amounts of long-lived assets whenever certain events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company assesses performance quarterly against historical patterns, projections of future profitability, and whether it is more likely than not that the assets will be disposed of significantly prior to the end of their estimated useful life for evidence of possible impairment. An impairment loss is recognized when the carrying amount of the asset (disposal) group is not recoverable and exceeds fair value. The Company estimates the fair values of assets subject to long-lived asset impairment based on the Company's own judgments about the assumptions market participants would use in pricing the assets and observable market data, when available. The Company classifies these fair value measurements as Level 3.

During 2021, the Company determined that technology associated with certain long-lived assets within the Specialty Chemicals Segment was obsolete and, as a result, recognized a $0.2 million non-cash, pre-tax asset impairment charge.

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

Assets Held-for-Sale
On February 17, 2021 the Board of Directors authorized the permanent cessation of operations at Palmer and the subleasing of the Palmer facility. During the three months ended December 31, 2021 the Company permanently ceased operations at the Palmer facility and is in the process of divesting all remaining assets at the facility. The Company determined that the remaining asset group is ready for immediate sale, completion of sale is probable within the next year, and no significant changes to the plan to sell are expected to occur. As of December 31, 2021, the Company determined that the held-for-sale criteria were met and initially measured the remaining assets at the lower of carrying value or fair value less costs to sell. The Company uses observable inputs, such as prices of comparable assets in active markets to determine the fair value of the remaining assets. The Company classifies these fair value measurements as Level 2.

The assets classified as held for sale as of December 31, 2021 are as follows:

(in thousands)	2021
Inventory, net	$617
Property, plant and equipment, net	238
Assets held for sale	$855

The Company remains obligated under the terms of the leases for the rent and other costs that may be associated with the lease of the facility through 2036. During the fourth quarter of 2021 the Company entered into a sublease for a portion of the Palmer facility and is actively pursuing a sublease for the remaining portions of the facility. The Company will continue to dispose of the remaining assets through the first quarter of 2022.
Fair Value of Financial Instruments
For short-term instruments, other than those required to be reported at fair value on a recurring and non-recurring basis and for which disclosures are included above, management concluded the historical carrying value is a reasonable estimate of the fair value because of the short period of time between origination of such instruments and their expected realization. Therefore, as of December 31, 2021 and 2020, the carrying amount for cash and cash equivalents, accounts receivable, accounts payable, the Company's revolving line of credit and long-term debt, which is based on a variable rate, approximates fair value.
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 or changes in the fair value methodologies used by the Company in the years ended December 31, 2021 or 2020, respectively.
Note 5: Property, Plant and Equipment
Property, plant and equipment consist of the following:

(in thousands)	2021	2020
Land	$723	$3
Leasehold improvements	4,641	2,939
Buildings	53	84
Machinery, fixtures and equipment	110,127	100,352
Construction-in-progress	1,900	2,772
	117,444	106,150
Less accumulated depreciation and amortization	(73,724)	(71,054)
Property, plant and equipment, net	$43,720	$35,096
The Company recorded depreciation expense of $7.5 million and $7.6 million for 2021 and 2020, respectively.

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

Note 6: Long-term Debt

Credit Facilities

(in thousands)	2021	2020
Revolving line of credit, due January 15, 2025	$65,571	$—
Term loan, due January 15, 2025	4,821	—
Revolving line of credit, due December 20, 2021	—	49,037
Term loan, due February 1, 2024	—	12,333
Total long-term debt	70,392	61,370
Less: Current portion of long-term debt	(2,464)	(875)
Long-term debt, less current portion	$67,928	$60,495
On January 15, 2021, the Company and its subsidiaries entered into a new Credit Agreement with BMO Harris Bank N.A. ("BMO"). The new Credit Agreement provides the Company with a new four-year revolving credit facility with up to $150.0 million of borrowing capacity (the "Facility"). The Facility refinances and replaces the Company's previous $100.0 million asset based revolving line of credit with Truist (the "Truist Line"), which was scheduled to mature on December 20, 2021, and the remaining portion of the Company's five-year $20 million term loan with Truist (the "Truist term loan"), which was scheduled to mature on February 1, 2024.
The initial borrowing capacity under the Facility totals $110.0 million consisting of a $105.0 million revolving line of credit and a $5.0 million delayed draw term loan. The revolving line of credit includes a $17.5 million machinery and equipment sub-limit which requires quarterly payments of $0.4 million with a balloon payment due upon maturity of the Facility in January 2025. The term loan requires quarterly payments of $0.2 million with a balloon payment due upon maturity of Facility in January 2025.
We have pledged all of our accounts receivable, inventory, and certain machinery and equipment as collateral for the Credit Agreement. Availability under the Credit Agreement is subject to the amount of eligible collateral as determined by the lenders' borrowing base calculations. Amounts outstanding under the revolving line of credit portion of the Facility currently bear interest, at the Company's option, at (a) the Base Rate (as defined in the Credit Agreement) plus 0.50%, or (b) LIBOR plus 1.50%. Amounts outstanding under the delayed draw term loan portion of the Facility bear interest at LIBOR plus 1.65%. The Facility also provides an unused commitment fee based on the daily used portion of the Facility.
The revolving line of credit interest rate was 2.29% and 1.81% as of December 31, 2021 and 2020, respectively. Average borrowings under the revolving line of credit during 2021 and 2020 were $61.9 million and $60.3 million with a weighted average interest rate of 2.23% and 3.50%, respectively.
The term loan interest rate was 1.90% and 2.06% as of December 31, 2021 and 2020, respectively.
The Company made interest payments on all credit facilities of $1.4 million and 2.0 million in 2021 and 2020, respectively.
Principal payments on long-term debt during the next five fiscal years and thereafter are as follows (in thousands):

2022	$2,464
2023	2,464
2024	2,464
2025	63,000
2026	$—
Pursuant to the Credit Agreement, the Company was required to pledge all of its tangible and intangible properties, including the stock and membership interests of its subsidiaries. The Facility contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $7.5 million and (ii) 10% of the revolving credit facility (currently $10.5 million). As of December 31, 2021, the Company was in compliance with all debt covenants.
As of December 31, 2021, the Company had $39.4 million of remaining availability under it credit facility.

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

Note 7: Leases
The Company's portfolio of leases contains both finance and operating leases that relate to real estate and manufacturing equipment. Substantially all of the value of the Company's lease portfolio relates to the Master Lease with Store Master Funding XII, LLC (“Store”), an affiliate of Store Capital Corporation ("Store Capital") that was entered into in 2016 and amended with the American Stainless acquisition in 2019 as well as the sale of land at the Munhall facility in 2020. As of December 31, 2021, operating lease liabilities related to the master lease agreement with Store Capital totaled $32.2 million, or 98% of the total lease liabilities on the consolidated balance sheet.

On August 30, 2021, the Company entered into a thirty-eight month operating lease agreement for office space with an entity affiliated with the Company's Interim President and Chief Executive Officer. Pursuant to the terms of the lease agreement, the Company will pay a base rent in the first year of the agreement of $5,364 monthly with an annual increase in October each year of 2.5% through the term of the agreement.

As discussed in Note 2, on October 22, 2021, the Company completed the DanChem acquisition. As part of the acquisition, the Company assumed certain operating and finance leases which were recorded net of preliminary purchase price accounting adjustments. As of December 31, 2021, the balances associated with these leases in the consolidated balance sheet include operating lease assets and liabilities of $0.2 million and finance lease assets and liabilities of $1.6 million.

During the year ended December 31, 2021, the Company had $0.3 million of right-of-use assets recognized in exchange for new operating lease liabilities.

Balance Sheet Presentation
Operating and finance lease amounts included in the consolidated balance sheet are as follows (in thousands):

		Year Ended December 31,
Classification	Financial Statement Line Item	2021	2020
Operating lease assets	Right-of-use assets, operating leases	$30,811	$31,769
Finance lease assets	Property, plant and equipment, net	1,640	56
Current liabilities	Current portion of lease liabilities, operating leases	1,104	867
Current liabilities	Current portion of lease liabilities, finance leases	233	19
Non-current liabilities	Non-current portion of lease liabilities, operating leases	32,059	32,771
Non-current liabilities	Non-current portion of lease liabilities, finance leases	$1,414	$37

Total Lease Cost
Individual components of the total lease cost incurred by the Company are as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Operating lease cost[1]	$4,099	$4,124
Finance lease cost:
Reduction in carrying amount of right-of-use assets	100	92
Interest on finance lease liabilities	11	24
Total lease cost	$4,210	$4,240
1 Includes short term leases and sublease income, which is immaterial

Reduction in carrying amounts of right-of-use assets held under finance leases is included in depreciation expense. Minimum rental payments under operating leases are recognized on a straight-line method over the term of the lease including any periods of free rent and are included in selling, general, and administrative expense on the consolidated statement of operations.

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

Maturity of Leases
The amounts of undiscounted future minimum lease payments under leases as of December 31, 2021 are as follows:

(in thousands)	Operating	Finance
2022	$3,782	$269
2023	3,818	260
2024	3,658	246
2025	3,677	233
2026	3,683	233
Thereafter	39,865	543
Total undiscounted minimum future lease payments	58,483	1,784
Imputed Interest	(25,320)	(137)
Total lease liabilities	$33,163	$1,647

Lease Term and Discount Rate

	Year Ended December 31,
	2021	2020
Weighted-average discount rate
Operating leases	8.30%	8.33%
Finance leases	2.27%	2.44%
Weighted-average remaining lease term
Operating leases	14.43 years	15.47 years
Finance leases	7.07 years	2.91 years
Note 8: Accrued Expenses
Accrued expenses consist of the following:

(in thousands)	2021	2020
Salaries, wages, and commissions	$5,052	$3,776
Income taxes	3,212	—
Taxes, other than income taxes	889	133
Advances from customers	441	298
Insurance	517	702
Professional fees	527	272
Warranty reserve	40	233
Benefit plans	333	238
Interest rate swap liability	—	45
Customer rebate liability	379	168
Other accrued items	1,017	258
Total accrued expenses	$12,407	$6,123

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

Note 9: Shareholders' Equity
Share Repurchase Program
On February 17, 2021, the Board of Directors re-authorized the Company's share repurchase program. The previous share repurchase program had a term of 24 months and terminated on February 21, 2021. The share repurchase program allows for repurchase of up to 790,383 shares of the Company's outstanding common stock over 24 months. The shares will be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Under the program, the purchases will be funded from available working capital, and the repurchased shares will be returned to the status of authorized, but unissued shares of common stock or held in treasury. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. As of December 31, 2021, the Company has 790,383 shares of its share repurchase authorization remaining.
Shares repurchased for the year ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
	2021	2020
Number of shares repurchased	—	59,617
Average price per share	$—	$10.65
Total cost of shares repurchased	$—	$636,940
Rights Offering
On November 16, 2021, the Company announced its Board of Directors had approved a Rights Offering to existing shareholders. Under the terms of the Rights Offering, the Company distributed non-transferable subscription rights to each holder of its common stock as of November 29, 2021 with each subscription right exercisable for 0.083768 shares of common stock at an exercise price of $12.75 per full common share. The Company completed its Rights Offering to the Company’s shareholders as of the close of business on December 16, 2021. The Rights Offering was fully subscribed for the maximum offering amount of 785,103 shares of the Company’s common stock resulting in gross proceeds to the Company of approximately $10.0 million. The proceeds of the Rights Offering was used for general corporate purposes, including in part, certain growth initiatives (including acquisitions) as well as repayment of the revolving credit facility.
Dividends
At the end of each fiscal year the Board reviews the financial performance and capital needed to support future growth to determine the amount of cash dividend, if any, which is appropriate. In 2021 and 2020, no dividends were declared or paid by the Company.

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

Note 10: Accounting for Share-Based Payments
Overview of Share-Based Payment Plans
The Company has a number of active and inactive equity incentive plans (the "Incentive Plans") under which the Company has been authorized to grant share-based awards to key employees and non-employee directors. A total of 1.5 million shares have been previously authorized for grant to key employees and non-employee directors under the Company's currently active Incentive Plans. As of December 31, 2021, there were 0.9 million shares remaining available for grants under the currently active equity Incentive Plans.

The Company recognized share-based compensation expense within SG&A expense on the consolidated statement of operations of $0.8 million and $1.8 million in 2021 and 2020, respectively. The Company had $0.2 million of associated income tax benefit recognized for 2021 and 2020.

Stock Options
2011 Long-Term Incentive Stock Option Plan
The 2011 Long-Term Incentive Stock Option Plan (the "2011 Plan") is an incentive stock option plan; therefore, there are no income tax consequences to the Company when an option is granted or exercised. Stock options have terms of 10 years and vest in 20% or 33% increments annually on a cumulative basis, beginning one year after the date of grant, and are assigned an exercise price equal to the average of the high and low common stock price on the day prior to the date of grant. Options are expensed on a straight-line basis over the grant vesting period, which is considered to be the requisite service period. In order for the options to vest, the employee must be in the continuous employment of the Company since the date of the grant. Except for death, disability, or qualifying retirement, any portion of the grant that has not vested will be forfeited upon termination of employment. Shares representing grants that have not yet vested will be held in escrow by the Company. An employee will not be entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable. As of December 31, 2021, the Company has no options authorized for issuance under the 2011 Plan.

Under the 2011 Plan, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. When determining expected volatility, the Company considers the historical volatility of the Company’s stock price. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, based on the options’ expected term. The Company granted no new options in 2021. The weighted-average assumptions used in the Black-Scholes option-pricing model and weighted-average grant date fair value for options granted in 2020 are as follows:

	Grant Date
	February 5, 2020	June 30, 2020
Weighted-average assumptions used:
Expected volatility	35.1%	38.7%
Dividend yield	1.79%	1.89%
Risk-free interest rate	1.66%	0.64%
Expected term, in years	10	10

Weighted-average grant date fair value	$4.53	$2.59
In 2021, options for 13,174 shares were exercised by employees and directors for an aggregate exercise price of $109,324. There were no options exercised by employees and directors in 2020.
At the 2021 and 2020 respective year ends, options to purchase 129,163 and 86,531 shares, respectively, with weighted average exercise prices of $13.05 and $13.77, respectively, were fully exercisable.
Compensation cost charged against income before taxes for the options was approximately $0.1 million for 2021 and $0.4 million for 2020, respectively. As of December 31, 2021, there was $13,786 of unrecognized compensation cost related to unvested stock options granted under the Company's stock option plans. The weighted average period over which the stock option compensation cost is expected to be recognized is 1.10 years.

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

A summary of activity for the 2011 Plan is as follows:

	Weighted Average Exercise Price	Options Outstanding	Weighted Average Contractual Term (in years)	Intrinsic Value of Options
December 31, 2019	$14.26	55,468	3.8	$18,331
Granted February 5, 2020	13.00	123,500
Granted June 30, 2020	7.33	20,000
Exercised	—	—
Canceled, forfeited, or expired	13.14	(19,437)
December 31, 2020	$12.74	179,531	7.2	$9,402
Exercised	12.71	(13,174)
Canceled, forfeited, or expired	13.33	(22,529)
December 31, 2021	$13.04	143,828	6.0	$487,011
Exercisable options	$13.05	129,163	5.8	$436,637

Options expected to vest:	Weighted Average Exercise Price	Options Outstanding	Weighted Average Contractual Term (in years)	Grant Date Fair Value
December 31, 2019	$16.01	3,723	5.1	$6.11
Granted February 5, 2020	13.00	123,500		4.53
Granted June 30, 2020	7.33	20,000		2.59
Vested	13.24	(34,786)		4.68
Canceled, forfeited, or expired	13.14	(19,437)		4.62
December 31, 2020	$11.78	93,000	9.2	$5.53
Vested	10.83	(55,806)		3.72
Canceled, forfeited, or expired	13.33	(22,529)		4.80
December 31, 2021	$13.00	14,665	8.1	$4.99

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

The following table summarizes information about stock options outstanding as of December 31, 2021:

Range of Exercise Prices	Outstanding Stock Options			Exercisable Stock Options
	Shares	Weighted Average		Shares	Weighted Average Exercise Price
		Exercise Price	Remaining Contractual Life in Years
$11.35	9,068	$11.35	0.1	9,068	$11.35
13.70	12,370	13.70	1.1	12,370	13.70
14.76	8,109	14.76	2.1	8,109	14.76
16.01	18,447	16.01	3.1	18,447	16.01
13.00	85,834	13.00	8.1	71,169	13.00
$7.33	10,000	$7.33	8.5	10,000	$7.33
	143,828			129,163
Restricted Stock Awards
2015 Stock Awards Plan
The 2015 Stock Awards Plan (the "2015 Plan") was approved by the Compensation & Long-Term Incentive Committee (the "Compensation Committee") and originally authorized the issuance of up to 250,000 shares. At the 2018 Annual Meeting, upon the recommendation of the Company's Board of Directors, a majority of the shareholders of the Company voted to amend and restate the 2015 Plan to increase the authorization of issuances from 250,000 shares to 500,000 shares. At the 2021 Annual Meeting, upon the recommendation of the Company's Board of Directors, a majority of the shareholders of the Company voted to amend and restate the 2015 Plan to increase the authorization of issuances from 500,000 shares to 1.5 million shares. Shares which can be awarded under the 2015 Plan for a period of 10 years from the effective date of the plan. Stock awards issued under the 2015 Plan vest in either 20% or 33% increments annually on a cumulative basis, beginning one year after the date of grant. The fair value of the restricted stock awards are determined based on the average of the high and low common stock price on the day prior to the date of grant. In order for the awards to vest, the employee must be in the continuous employment of the Company since the date of the award. Except for death, disability, or qualifying retirement, any portion of an award that has not vested is forfeited upon termination of employment. The Company may terminate any portion of the award that has not vested upon an employee's failure to comply with all conditions of the award or the 2015 Plan. An employee is not entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable.
A summary of plan activity for the 2015 Plan is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding December 31, 2019	100,775	$13.28
Granted February 5, 2020	45,418	13.00
Granted November 10, 2020	50,000	5.65
Vested	(81,233)	12.87
Forfeited	(17,535)	13.11
Outstanding December 31, 2020	97,425	$11.97
Granted February 10, 2021	15,181	8.57
Granted October 28, 2021	6,751	11.11
Granted November 15, 2021	751	13.32
Vested	(64,398)	9.25
Forfeited	(12,129)	10.54
Outstanding December 31, 2021	43,581	$9.82

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

Compensation expense on the grants issued is charged against earnings equally before forfeitures, if any, with the offset recorded in Shareholders' Equity. Compensation cost charged against income for the awards was approximately $0.4 million and $1.0 million for 2021 and 2020, respectively. As of December 31, 2021, there was $0.2 million of total unrecognized compensation cost related to unvested restricted stock grants under the Company's 2015 Plan. The weighted average period over which the stock grant compensation cost is expected to be recognized is 2.89 years.

Performance-Based Restricted Stock Awards

The Company issues performance-based restricted stock classified as equity awards which contain performance and service conditions that must be satisfied for an employee to earn the right to benefit from the award. The performance condition is based on the achievement of the Company's EBITDA targets. In November 2020, the Compensation Committee approved stock grants under the 2015 Plan to the Company's Interim President and Chief Executive Officer. For these awards, the performance condition was based on the achievement of thirty-day volume weighted average price targets of a Company share of stock.

The fair value of the performance-based restricted stock awards are determined based on the average of the high and low common stock price on the day prior to the date of grant. The fair value of the performance-based restricted stock awards granted with a market performance condition are determined using a Monte Carlo simulation considering historical performance of the Company's stock as well as the probability of attaining the market performance condition determined on the date of grant. Expense is recognized on a straight-line method over the requisite service period, based on the probability of achieving the performance condition, with changes in expectations recognized as an adjustment to earnings in the period of change. Compensation cost is not recognized for performance-based restricted stock awards that do not vest because service or performance conditions are not satisfied and any previously recognized compensation cost is reversed. Performance-based restricted stock awards do not have dividend rights. The Company recognizes forfeitures as they occur.

In general, 0% to 150% of the Company's performance-based restricted stock awards vest at the end of a three year service period from the date of grant based upon achievement of the specified performance condition.

The weighted-average grant-date fair value per unit of performance-based restricted stock classified as equity awards granted was $0.69 and $13.00 in 2021 and 2020, respectively. The total fair value of performance-based restricted stock awards vesting was approximately $1.1 million and $0.6 million in 2021 and 2020, respectively.

A summary of the status of our performance-based restricted stock awards as of December 31, 2021, and changes during fiscal 2021, were as follows:

	Units	Weighted-Average Grant Date Fair Value
Outstanding December 31, 2019	77,986	$13.66
Granted[1]	36,647	13.00
Vested[2]	(64,711)	13.21
Forfeited	(20,558)	13.73
Outstanding December 31, 2020	29,364	$13.76
Granted[3]	90,000	0.69
Vested	(116,260)	3.66
Forfeited	(3,104)	12.99
Outstanding December 31, 2021	—	$—
1 Contingent shares granted excluded from 2020
2 Excludes the vesting of an additional 5,074 shares due to performance conditions of the awards exceeding target.
3 Contingent shares granted in prior year included in 2021
As of December 31, 2021, there was no unrecognized compensation expense related to non-vested performance-based restricted stock awards.

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

Inducement Awards
During the year ended December 31, 2021, the Company granted stock-based awards to incoming executive officers as incentives to enter into an at-will employment agreement with the Company. These inducement awards were approved by the Compensation Committee of the Board of Directors and did not require shareholder approval in accordance with NASDAQ Rule 5635(c)(4). In accordance with the rule, the only persons eligible to receive incentive awards are individuals not previously an employee or director of the Company.
In general, 50% of the inducement awards vest based on the achievement of thirty-day volume weighted average price targets of a Company share of stock and 50% vest on the third anniversary of the grant date. The fair value of the market based portion of inducement awards are determined using a Monte Carlo simulation considering historical performance of the Company's stock as well as the probability of attaining the market condition determined on the date of grant. The fair value of the time based portion of inducement awards are determined based on the average of the high and low common stock price on the day prior to the date of grant. A summary of the status of our inducement stock awards as of December 31, 2021, and changes during fiscal 2021, were as follows:

	Units	Weighted-Average Grant Date Fair Value
Outstanding December 31, 2020	—	$—
Granted	53,696	6.35
Vested	(12,516)	2.35
Forfeited/Canceled	(10,324)	5.96
Outstanding December 31, 2021	30,856	$8.11
Compensation expense charged against income for the inducement awards was approximately $0.1 million for 2021. There was no compensation expense related to inducement awards in 2020. The total fair value of inducement awards vesting was approximately $0.2 million in 2021. There were no inducement awards that vested in 2020.
As of December 31, 2021, there was $0.2 million of total unrecognized compensation cost related to inducement awards. The weighted average period over which the stock grant compensation cost is expected to be recognized is 2.53 years.
Non-Employee Director Compensation Plan
Each year, the Company allows each non-employee director to elect to receive up to 100% of the director's annual retainer in restricted stock. The number of restricted shares issued is determined by the average of the high and low common stock price on the day prior to the Annual Meeting of Shareholders or the date prior to the appointment to the Board for those individuals that are appointed mid-term. Non-employee directors received an aggregate of 22,026 and 43,603 shares, respectively, of restricted stock in lieu of total retainer fees of $214,000 and $345,000, respectively. The Company also issued an aggregate of 20,000 additional shares of restricted stock to the Company's new Chairman of the Board due to the increased responsibilities of the role. The shares granted to the directors are not registered under the Securities Act of 1933 and are subject to forfeiture in whole or in part upon the occurrence of certain events.

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

Note 11: Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows at the respective year ends:

(in thousands)	2021	2020
Deferred income tax assets:
Inventory valuation reserves	$310	$176
Inventory capitalization	1,207	1,120
Accrued bonus	680	328
State net operating loss carryforwards	1,606	1,669
Federal net operating loss carryforwards	890	—
Lease liabilities	8,069	7,484
Accrued Federal Insurance Contributions Act ("FICA") deferral	155	299
Intangible asset basis differences	2,980	3,706
Other	550	534
Total deferred income tax assets	16,447	15,316
Federal & State valuation allowance	(3,700)	(4,243)
Total net deferred income tax assets	12,747	11,073

Deferred income tax liabilities:
Fixed asset basis differences	7,276	5,562
Prepaid expenses	381	276
Lease assets	7,523	7,067
Interest rate swap	—	68
Other	—	57
Total deferred income tax liabilities	15,180	13,030
Deferred income taxes, net	$(2,433)	$(1,957)

Significant components of the provision for income taxes are as follows:

(in thousands)	2021	2020
Current:
Federal	$6,786	$(6,024)
State	538	23
Total current	7,324	(6,001)
Deferred:
Federal	(1,943)	1,011
State	(128)	284
Total deferred	(2,071)	1,295
Total	$5,253	$(4,706)

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

The reconciliation of income tax computed at the U. S. federal statutory tax rates to income tax expense is:

(in thousands)	2021		2020
	Amount	%	Amount	%
Tax at U.S. statutory rates	$5,354	21.0%	$(6,714)	21.0%
State income taxes, net of federal tax benefit	371	1.5%	73	(0.2)%
Federal and State valuation allowance	(539)	(2.1)%	2,541	(7.9)%
CARES Act carryback benefits	—	—%	(1,123)	3.5%
Stock option compensation	(196)	(0.8)%	65	(0.2)%
Executive compensation limitation	59	0.2%	280	(0.9)%
Transaction costs	134	0.5%	—	—%
Other nondeductible expenses	51	0.2%	35	(0.1)%
Other, net	19	0.1%	137	(0.5)%
Total	$5,253	20.6%	$(4,706)	14.7%
The Company's effective tax rate for 2021 was less than the U.S. statutory rate of 21% primarily driven by windfall tax benefits associated with share-based compensation and the release of valuation allowances on certain deferred tax assets partially offset by state taxes and transaction costs, net of federal benefit.
The Company made income tax payments of $1.6 million and $16,000 in 2021 and 2020, respectively. The Company has $4.2 million of U.S. Federal net operating loss carryforwards and no interest limitation carryforwards at the end of 2021 compared with no U.S. Federal net operating loss carryforwards or interest limitation carryforwards at the end of 2020. The U.S. Federal net operating loss carryforwards were acquired in the DanChem acquisition and are subject to certain limitations under IRC Section 382. However, the Company believes that these losses are more likely than not to be utilized. In addition, on a gross basis the Company had state operating loss carryforwards of $36.2 million and $39.4 million at the end of 2021 and 2020, respectively. The majority of these losses will expire between the years of 2022 and 2039, while certain losses are not subject to expiration.
During 2021, the Company recognized a combined U.S. federal and state valuation allowance of $3.7 million because it is more likely than not that the underlying deferred tax assets will not be realized. This represents a $0.5 million decrease year over year, primarily driven by deferred tax liabilities acquired in the DanChem acquisition.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal examinations for years before 2018 or state examinations for years before 2017.
The Company had no uncertain tax position activity during 2021 or 2020. The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in the provision for income taxes. The Company had no accruals for uncertain tax positions including interest and penalties at the end of 2021.

SYNALLOY CORPORATION
Notes to Consolidated Financial Statements

Note 12: Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share:

(in thousands, except per share data)	2021	2020(a)
Numerator:
Net earnings (loss)	$20,245	$(27,267)
Denominator:
Denominator for basic earnings (loss) per share - weighted average shares	9,340	9,140
Effect of dilutive securities:
Employee stock options and stock grants	116	—
Denominator for diluted earnings (loss) per share - weighted average shares	9,456	9,140

Net earnings (loss) per share:
Basic	$2.17	$(2.98)
Diluted	$2.14	$(2.98)
(a)As discussed in Note 9, the Company distributed subscription rights to holders of common stock, which were priced at a discount to the market value, to acquire additional common shares. The Rights Offering, because of the discount, contains a bonus element that is similar to a stock dividend. As such, the basic and diluted EPS has been retroactively adjusted for the bonus element for all prior periods presented.

The diluted earnings per share calculations exclude the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. The Company had 0.1 million and 0.2 million shares of common stock that were anti-dilutive in 2021 and 2020, respectively.
Note 13: Industry Segments
The Company's business is divided into two operating segments: Metals and Specialty Chemicals. The Company identifies such segments based on products and services, long-term financial performance and end markets targeted. The Metals Segment operates as three reporting units including Welded Pipe & Tube, Palmer and Specialty. The Specialty Chemicals Segment operates as one reporting unit which includes MC, CRI and DanChem.
The chief operating decision maker evaluates performance and determines resource allocations based on a number of factors, the primary measure being operating income (loss). The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
Segment operating income (loss) is the segment's total revenue less operating expenses. Identifiable assets, all of which are located in the U.S., are those assets used in operations by each segment. Centralized data processing and accounting expenses are allocated to the two segments based upon estimates of their percentage of usage. Corporate assets consist principally of cash, certain investments and equipment.

'
The following table summarizes certain information regarding segments of the Company's operations:

(in thousands)	2021	2020
Net sales
Metals Segment	$267,238	$204,459
Specialty Chemicals Segment	67,477	51,541
	$334,715	$256,000
Operating income (loss)
Metals Segment	$33,561	$(24,599)
Specialty Chemicals Segment	3,656	4,033
	37,217	(20,566)

Unallocated corporate expenses	6,828	7,917
Acquisition costs and other	1,001	845
Proxy contest costs and recoveries	168	3,105
Earn-out adjustments	1,872	(1,195)
Gain on lease modification	—	(171)
Operating income (loss)	27,348	(31,067)
Interest expense	1,486	2,110
Change in fair value of interest rate swap	(2)	51
Loss on extinguishment of debt	223	—
Other income, net	143	(1,255)
Income (loss) before income taxes	$25,498	$(31,973)

Identifiable assets
Metals Segment	$160,625	$141,799
Specialty Chemicals Segment	72,908	25,039
Corporate	32,469	40,146
	$266,002	$206,984
Depreciation and amortization
Metals Segment	$8,206	$8,883
Specialty Chemicals Segment	2,005	1,552
Corporate	130	165
	$10,341	$10,600
Capital expenditures
Metals Segment	$1,011	$1,761
Specialty Chemicals Segment	486	866
Corporate	—	1,121
	$1,497	$3,748
Sales by product group
Fiberglass and steel liquid storage tanks and separation equipment	$1,343	$5,503
Heavy wall seamless carbon steel pipe and tube	40,539	23,670
Stainless steel pipe and tube	186,651	154,974
Galvanized pipe and tube	38,705	20,312
Specialty chemicals	67,477	51,541
	$334,715	$256,000
Geographic sales
United States	$325,335	$248,470
Elsewhere	9,380	7,530
	$334,715	$256,000

'
Note 14: Benefit Plans and Collective Bargaining Agreements
The Company has a 401(k) Employee Stock Ownership Plan (the "401(k)/ESOP Plan") covering all non-union employees. Employees could contribute to the 401(k)/ESOP Plan up to 100% of their wages with a maximum of $19,500 for 2021. Under the Economic Growth and Tax Relief Reconciliation Act, employees who are age 50 or older could contribute an additional $6,500 per year for a maximum of $26,000 for 2021. Contributions by the employees are invested in one or more funds at the direction of the employee; however, employee contributions cannot be invested in Company stock. Contributions by the Company are made in accordance with the investment elections made by each participant for his or her deferral contributions. The Company contributes on behalf of each eligible participant a matching contribution equal to a percentage determined each year by the Board of Directors. For 2021 and 2020 the maximum was 100% of employee contributions up to a maximum of 4% of their eligible compensation. The matching contribution is applied to the employee accounts after each payroll. Matching contributions of approximately $0.7 million and $0.4 million were made for 2021 and 2020, respectively. The Company may also make a discretionary contribution, which if made, would be distributed to all eligible participants regardless of whether they contribute to the 401(k)/ESOP Plan. No discretionary contributions were made to the 401(k)/ESOP Plan in 2021 or 2020.
The Company has a 401(k) and Profit Sharing Plan (the "Bristol Plan") covering all employees as part of the United Steel Workers of America, Local Union 4586 Collective Bargaining Agreement (the "Bristol CBA"). Employees could contribute to the Bristol Plan up to 60% of pretax annual compensation, as defined in the Bristol Plan, with a maximum of $19,500 for 2021. Under the Economic Growth and Tax Relief Reconciliation Act, employees who are age 50 or older could contribute an additional $6,500 per year for a maximum of $26,000 for 2021. During 2021, the Company contributed 4% of a participant's eligible compensation regardless of whether the participants contribute to the Bristol Plan. During 2020, the Company contributed 3% of a participant's eligible compensation from January to July and increased the amount to 4% for the remainder of the plan year. The Company's contributions were $0.3 million and $0.2 million for 2021 and 2020, respectively. Additional profit sharing amounts may also be contributed at the option of the Company's Board of Directors, which if made, would be allocated to participants based on the ratio of the participant's compensation to the total compensation of all participants eligible to participate in the Bristol Plan. No discretionary contributions were made to the Bristol Plan in 2021 or 2020.
The Company also has a 401(k) Plan (the "DanChem Plan") covering substantially all employees at the DanChem facility. Employees could contribute to the DanChem Plan up to a maximum of $19,500 for 2021. Under the Economic Growth and Tax Relief Reconciliation Act, employees who are age 50 or older could contribute an additional $6,500 per year for a maximum of $26,000 for 2021. The Company contributes on behalf of each eligible participant a matching contribution equal to a percentage determined each year by the Board of Directors. For 2021 and 2020 the maximum was 100% of employee contributions up to the first 3% of their eligible compensation and 50% for employee contributions from 3% to 6%. The Company also maintains a Collective Bargaining Agreement (the "Danville CBA") with the United Food and Commercial Workers, Local Union 400 (the "Danville Union"), which represents employees at the Danville facility and is required to make additional quarterly contributions for hourly employees who had a hire date prior to June 1, 2013. Matching contributions of approximately $0.4 million were made for 2021.
The Company maintains a Collective Bargaining Agreement (the "Munhall CBA") with the United Steel Workers of America, Local Union 5852-22 (the "Munhall Union"), which represents the employees at the Munhall facility. As a part of this Munhall CBA, the Company assumed the obligation of participating in the Steelworkers Pension Trust, a union-sponsored multi-employer defined benefit plan (the "Munhall Plan"), which covers all the Company's eligible Munhall Union employees. The Munhall Plan has a calendar plan year. Per the most recent available annual funding notice, the plan was at least 87% funded for the plan year ended December 31, 2020. Per the terms of the Munhall CBA the Company contributes 4.25% of each participant's eligible compensation for the 2020 plan year. Munhall Union employees make no contributions to the Munhall Plan. The Company's contributions to the Munhall Plan totaled $0.2 million for the year ended December 31, 2021 and 2020, respectively. Additionally, as part of the Munhall CBA, members of the union are eligible to make deferral contributions to the Company's 401(k)/ESOP Plan per the plan guidelines; however they do not receive matching contributions of the 401(k)/ESOP Plan.
The Company maintains a Collective Bargaining Agreement (the "Mineral Ridge CBA") with the United Steel Workers of America, Local Union 4564-07, which represents employees at the Specialty-Mineral Ridge facility. In connection with the Mineral Ridge CBA, the Company contributes to union-sponsored defined contribution retirement plans. Contributions relating to these plans were $37,208 and $29,851 for 2021 and 2020, respectively.

'
Note 15: Commitments and Contingencies
Management is not currently aware of any asserted or unasserted matters which could have a material effect on the financial condition or results of operations of the Company.
Note 16: Proxy Contest Costs and Recoveries
During the six months ended June 30, 2020, the Company engaged in a proxy contest with Privet Fund Management, LLC ("Privet") and UPG Enterprises, LLC ("UPG"), which parties acted as a group during the proxy contest. During the year ended December 31, 2020, total costs incurred by the Company relating to the proxy contest were $3.1 million.
During the year ended December 31, 2021, the Company incurred proxy contest costs of $0.6 million related to the reimbursement of documented out-of-pocket fees and expenses to Privet and UPG. See Note 17 for further information on this related party transaction.
During the year ended December 31, 2021, the Company received insurance recoveries of $0.5 million related to a claim for a portion of the costs associated with the proxy contest. The Company received no insurance recoveries for the year ended December 31, 2020. The Company continues to seek coverage under its policies for reimbursement of costs associated with the proxy contest; however, any future reimbursement under the policies are neither probable nor estimable at this time.
Note 17: Related Party Transactions
The Company from time-to-time engages in transactions with related parties. The Company's Board of Directors reviews any related party relationships and approves any significant modifications to any existing related party transactions, as well as any new significant related party transactions.
Expense Reimbursement
During the six months ended June 30, 2020, Privet and UPG, with an ownership interest of approximately 25% of the Company's outstanding common shares, filed a proxy statement with the Securities and Exchange Commission seeking an election of five of its nominees to the Synalloy Board of Directors at the Company's 2020 Annual Meeting of Shareholders. At the Annual Meeting held on June 30, 2020, Synalloy shareholders voted to elect three of the five nominees designated by Privet and UPG to serve on Synalloy's Board of Directors. In May 2021, the Company agreed to reimburse Privet and UPG for up to 90% of its documented out-of-pocket fees and expenses (including legal expenses) incurred related to the proxy contest through the date of the 2020 Annual Meeting. During the third quarter of 2021, the Company paid $0.6 million related to the reimbursement to Privet and UPG. As of December 31, 2021, there are no charges outstanding related to this matter.
During the year ended December 31, 2021, the Company paid reimbursable travel expenses of $3,140 to an entity affiliated with the Company's Interim President and Chief Executive Officer. The Company had no such transactions for the year ended December 31, 2020.
Sales to Related Parties
The Company's Interim President and Chief Executive Officer has ownership interests in other entities with which the Company may, from time-to-time, conduct business. During the year ended December 31, 2021, the Company recorded revenue of $31,073 from the sale of product to certain of these entities. During the year ended December 31, 2021, the Company received $40,000 in cash and recognized a loss on disposal of property, plant and equipment of $13,000 from the sale of property, plant and equipment to certain of these entities. The Company had no such transactions for the year ended December 31, 2020.
Lease Agreement
On August 30, 2021, the Company entered into a thirty-eight month operating lease agreement for office space with an entity affiliated with the Company's Interim President and Chief Executive Officer. Pursuant to the terms of the lease agreement, the Company will pay a base rent in the first year of the agreement of $5,364 monthly with an annual increase in October each year of 2.5% through the term of the agreement. During the year ended December 31, 2021, the Company recognized $0.2 million of right-of-use assets in exchange for new operating lease liabilities and incurred $23,220 in rent expense associated with this lease agreement. See Note 7 for additional information on the Company's leases.

'
Shared Services Agreement
In September 2021, the Company entered into a shared services agreement (the "Shared Services Agreement") with UPG, an entity that has an ownership interest of approximately 8% of the Company's outstanding common shares and an entity in which the Company's Interim Chief Executive Officer has an ownership interest. Pursuant to the agreement, UPG provides the Company with certain corporate functions, including human resources and information technology services. The Shared Services Agreement has an indefinite term, with either party having the right to terminate any or all services with 30 days' prior written notice. Charges allocated to the Company are based on the Company's actual use of specific services detailed in the Shared Services Agreement at a rate of $145 per hour. The Company will also pay or reimburse UPG for all out-of-pocket fees and expenses incurred by UPG in connection with the rendering of services under the Shared Services Agreement including, (i) reasonable fees and disbursements of any independent professionals and organizations, including independent accountants, outside legal counsel or consultants and (ii) travel expenses or similar expenses not associated with UPG's ordinary operations. During the year ended December 31, 2021, the Company incurred $2,320 of expense related to the Shared Service Agreement.
Note 18: Subsequent Events
On March 18, 2022, the Compensation Committee approved an equity grant to Christopher Hutter of (i) 50,000 restricted stock units (“RSUs”) and (ii) 150,000 performance stock units (“PSUs”) with a market price of $18.89 per share. The RSUs will vest over two years, with half of such RSUs vesting on March 18, 2023, and the other half vesting on March 18, 2024, subject to continued employment unless provided otherwise under the terms of the Executive Employment Agreement dated October 26, 2020, between the Company and Mr. Hutter (the “Hutter Employment Agreement”) and/or the Company’s Amended and Restated 2015 Stock Awards Plan (the “2015 Awards Plan”). The PSUs will vest based on the 30-day volume weighted average price (“VWAP”) of the Company’s common stock, with 33.3%, 26.7%, 20%, and 20% of such PSUs vesting if the 30-day VWAP equals or exceeds $25.00, $27.50, $30.00, and $35.00, respectively, subject to continued employment unless provided otherwise under the terms of the Hutter Employment Agreement and/or the 2015 Awards Plan. The PSU award will have a term of three years. The grant of RSUs and PSUs was made in connection with the decision of the Board to remove the “interim” designation from the title of Mr. Hutter and approve his position as Chief Executive Officer of the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures
The Company conducted an evaluation, under the supervision and with the participation of its management, of the effectiveness of the design and operation of its disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s principal executive and principal financial officers concluded as of December 31, 2021 that its disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in its internal control over financial reporting discussed below.
(b) Management's Report on Internal Control Over Financial Reporting.
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed by, or under the supervision of, its CEO and CFO, or persons performing similar functions, and effected by its Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Management has excluded the DanChem operations from its assessment of internal control over financial reporting as of December 31, 2021 because this material acquisition closed in the fourth quarter of 2021. Total assets of $42.0 million and total revenue of $5.7 million associated with the DanChem operations represent approximately 58% and 2% respectively, of the related financial amounts of the Specialty Chemicals Segment as of, and for the year ended December 31, 2021. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective at the reasonable assurance level as of December 31, 2021.
Material Weaknesses in Internal Control over Financial Reporting
A material weakness, as defined in the standards established by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that the Company had the following material weaknesses in its internal control over financial reporting:
• Entity Level Activities - Management did not maintain appropriately designed entity-level controls impacting the control environment, risk assessment procedures, and effective monitoring activities to prevent or detect potential material misstatements to the financial statements. These deficiencies were attributed to:
•Lack of structure and responsibility, insufficient number of qualified resources due to significant turnover in key personnel leading to insufficient oversight and accountability over the performance of controls;
•Insufficient identification and assessment of risks impacting the design and implementation of internal controls over financial reporting; and,
•Insufficient evaluation and determination as to whether the components of internal control were present and functioning based upon evidence maintained for certain management review controls and activity level controls across a significant portion of the Company's financial statement areas.

• Control Activities - Management did not have effective policies and procedures or adequate selection and development of effective control activities, which resulted in the following additional material weaknesses:
•Inventory - Management did not maintain effectively designed and implemented controls over the balances recorded within inventory, including controls over physical inventory counts performed during an interim period and the review for obsolescence of inventories.
•Revenue recognition – Management did not maintain effectively designed and implemented controls over recorded revenue and accounts receivable, including procedures over the existence and accuracy of data input for price and quantity as well as appropriate allocation of transaction price across identified performance obligations within the Company's contracts with customers.
•Period-end financial reporting, journal entries, reconciliations, and account analyses - Management did not maintain effectively designed and implemented controls to detect potential material misstatements to period-end financial statements and related footnote disclosures through review of account reconciliations and account analyses as well as other aspects of the financial statement preparation and review process. Additionally, management did not maintain effectively designed and implemented controls over the review of journal entries.

While there were no material misstatements in 2021, these material weaknesses, individually or in the aggregate, could result in misstatements of accounts or disclosures in the consolidated financial statements that would not be prevented or detected on a timely basis. Accordingly, management has concluded that these control deficiencies constitute material weaknesses.
Management’s Plan to Remediate the Material Weakness
Management plans to implement measures designed to ensure that we improve our internal controls over financial reporting and remediate the material weaknesses. The remediation actions planned include development of policies and procedures and design and enhancement of internal controls over our financial reporting process as well as monitoring of the effectiveness of these controls.
Remediation Plan
In response to the identified deficiencies that aggregated to the aforementioned material weaknesses, management, with oversight from the Company's Audit Committee, is in the process of developing a detailed plan for remediation, including:
•Providing relevant training on internal controls over financial reporting to control owners and control preparers
•Hiring accounting and finance resources with public company experience
•Evaluating and realigning roles and responsibilities of management
•Enhancing/designing/implementing controls over physical inventory counts and inventory valuation
•Enhancing/designing/implementing controls over revenue recognition and accounts receivable
•Enhancing/designing/implementing controls over period-end financial reporting, account reconciliation and account analyses processes

As the Company continues to evaluate the control deficiencies that gave rise to the material weaknesses, the Company may determine additional remediation measures are necessary.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. A control system, no matter how well designed and operated can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost.

Pursuant to Regulation S-K Item 308(b), this Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.

c) Changes in Internal Control over Financial Reporting
Other than the material weaknesses described above, there were no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended December 31, 2021 that materially affected, or are reasonably likely to have a materially affect, on our internal control over financial reporting.
Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
In accordance with General Instruction G(3), information called for by Part III, Item 10, is incorporated herein by reference from the information appearing under the caption "Proposal 1 - Election of Directors," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the 2022 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.
Code of Conduct. The Company's Board of Directors has adopted a Code of Conduct that applies to the Company's Chief Executive Officer, Chief Financial Officer and corporate and divisional controllers. The Code of Conduct is available on the Company's website at www.synalloy.com. Any amendment to, or waiver from, this Code of Conduct will be posted on the Company's website.
Audit Committee. The Company has a separately designated standing Audit Committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Henry L. Guy, Benjamin Rosenzweig and John P. Schauerman.
Audit Committee Financial Expert. The Company's Board of Directors has determined that the Company has at least one "audit committee financial expert," as that term is defined by Item 407(d)(5) of Regulation S-K promulgated by the Securities and Exchange Commission, serving on its Audit Committee. Mr. John P. Schauerman meets the terms of the definition and is independent, as independence is defined for audit committee members in the rules of the NASDAQ Global Market. Pursuant to the terms of Item 407(d) of Regulation S-K, a person who is determined to be an "audit committee financial expert" will not be deemed an expert for any purpose as a result of being designated or identified as an "audit committee financial expert" pursuant to Item 407(d), and such designation or identification does not impose on such person any duties, obligations or liability that are greater than the duties, obligations or liability imposed on such person as a member of the Audit Committee and Board of Directors in the absence of such designation or identification. Further, the designation or identification of a person as an "audit committee financial expert" pursuant to Item 407(d) does not affect the duties, obligations or liability of any other member of the Audit Committee or Board of Directors.

Item 11. Executive Compensation
In accordance with General Instruction G(3), information called for by Part III, Item 11, is incorporated herein by reference from the information appearing under the caption "Board of Directors and Committees - Compensation Committee Interlocks and Insider Participation," "Director Compensation," "Discussion of Executive Compensation" and "Compensation Committee Report" in the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
In accordance with General Instruction G(3), information called for by Part III, Item 12, is incorporated by reference from the information appearing under the caption "Beneficial Owners of More Than Five Percent of the Company's Common Stock" and "Security Ownership of Certain Beneficial Owners and Management" in the definitive Proxy Statement for the 2022 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.
Equity Compensation Plan Information. The following table sets forth aggregated information as of December 31, 2021 about all of the Company's equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) [1] (c)
Equity compensation plans approved by security holders	143,828	$13.04	925,741
Equity compensation plans not approved by security holders	—	—	—
Total	143,828	$13.04	925,741
1Represents shares remaining available for issuance under the 2015 Stock Awards Plan
Non-employee directors are paid an annual retainer of $102,000, and each director has the opportunity to elect to receive 100% of the retainer in restricted stock, which vest quarterly over a one year period. The number of restricted shares is determined by the average of the high and low sale price of the Company's stock on the day prior to the Annual Meeting of Shareholders. On May 20, 2021, the Company issued an aggregate of 22,026 shares of restricted stock to non-employee directors in lieu of $214,000 of their annual cash retainer fees. On May 25, 2021, the Company also issued an aggregate of 20,000 additional shares of restricted stock to the Company's new Chairman of the Board due to the increased responsibilities of the role. Issuance of the shares granted to the directors is not registered under the Securities Act of 1933 and the shares are subject to forfeiture in whole or in part upon the occurrence of certain events. The above table does not reflect these shares issued to non-employee directors.
Item 13. Certain Relationships and Related Transactions, and Director Independence
In accordance with General Instruction G(3), information called for by Part III, Item 13, is incorporated by reference from the information appearing under the caption "Board of Directors and Committees – Related Party Transactions" and "– Director Independence" in the definitive Proxy Statement for the 2022 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.
Item 14. Principal Accounting Fees and Services
In accordance with General Instruction G(3), information called for by Part III, Item 14, is incorporated by reference from the information appearing under the caption "Independent Registered Public Accounting Firm - Fees Paid to Independent Registered Public Accounting Firm" and "– Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of

Independent Registered Public Accounting Firm" in the definitive Proxy Statement for the 2022 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)The following documents are filed as a part of this report:
1.Financial Statements: The following consolidated financial statements of Synalloy Corporation are included in Part II, Item 8:

Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Operations for the years ended December 31, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2021 and 2020
Notes to Consolidated Financial Statements
2.Financial Statements Schedule: The following consolidated financial statements schedule of Synalloy Corporation is included in Item 15:

Schedule II - Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.
3.Listing of Exhibits:
See "Exhibit Index"

2. Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts
(in thousands)	Balance at Beginning of Period	Charged to (Reduction of) Cost and Expenses	Other		Deductions	Balance at End of Period
Year ended December 31, 2021
Deducted from asset account:
Allowance for credit losses	$496	$(68)	$118	(a)	$(330)	$216
Inventory reserves	$718	$1,649	$216	(a)	$(1,311)	$1,272
Year ended December 31, 2020
Deducted from asset account:
Allowance for credit losses	$70	$440	$450	(b)	$(464)	$496
Inventory reserves	$747	$271	$—		$(300)	$718
(a) DanChem acquired reserve on October 22, 2021
(b) Amount charged to retained earnings upon adoption of ASC 326 on January 1, 2020.

3. Exhibit Index

Exhibit No. from Item 601 of Regulation S-K	Description
2.1	Stock Purchase Agreement, dated as of October 22, 2021, by and between the Company and DanChem Holdings, LLC, incorporated by reference to Registrant’s Form 8-K filed October 25, 2021†
3.1	Amended and Restated Certificate of Incorporation of Registrant
3.2	Amended and Restated Bylaws of Registrant, incorporated by reference to Registrant's Form 8-K filed March 21, 2022
4.1	Form of Common Stock Certificate, incorporated by reference to Registrant's Form 10-Q for the period ended March 31, 2001
4.2	Description of Common Stock
10.1	Amended and Restated Synalloy Corporation 2015 Stock Awards Plan, incorporated by reference to Registrants's Form 10-Q for the period ended June 30, 2021
10.2	2011 Long-Term Incentive Stock Option Plan, incorporated by reference to Registrant's Proxy Statement for the 2011 Annual Meeting of Shareholders
10.3
Agreement between Registrant's Bristol Metals, LLC subsidiary and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union Local 5852-22, dated March 12, 2018, but effective January 6, 2018, incorporated by reference to Registrant's Form 10-K for the year ended December 31, 2017

10.4
Agreement between Registrant's Bristol Metals, LLC subsidiary and the United Steelworkers of America Local 4586, dated August 1, 2019, incorporated by reference to Registrant's Form 10-K for the period ended December 31, 2019

10.5
Agreement between Registrant’s Specialty Pipe & Tube, Inc. subsidiary and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union Local 1375-18, dated July 1, 2020, incorporated by reference to Registrant's Form 10-K for the year ended December 31, 2020

10.6	Credit Agreement, dated as of January 15, 2021, between Registrant and BMO Harris Bank N.A., incorporated by reference to Registrant’s Form 8-K filed on January 19, 2021
10.7	Joinder Agreement, dated November 5, 2021, between Registrant and BMO Harris Bank N.A., incorporated by reference to Registrant's Form 10-Q for the period ended September 30, 2021
10.8	Employment Agreement, dated as of October 26, 2020, between Registrant and Christopher G. Hutter, incorporated by reference to Registrant’s Form 8-K filed on October 28, 2020
10.9	Employment Agreement, dated as of February 5, 2021, between Registrant and Sally M. Cunningham, incorporated by reference to Registrant's Form 8-K filed on February 5, 2021
10.10	Offer Letter, dated as of August 1, 2021, between Registrant and Aaron Tam, incorporated by reference to Registrant’s Form 8-K filed on August 30, 2021
10.11	Confidential Separation and Release Agreement, dated as of May 14, 2021, between Registrant and J. Greg Gibson, incorporated by reference to Registrant's Form 10-Q for the period ended June 30, 2020
10.12	Confidential Separation and Release Agreement, dated as of August 27, 2021, between Registrant and Sally M. Cunningham
10.13
Asset Purchase Agreement, dated as of June 29, 2018, but with a closing effective date of July 1, 2018, between Marcegaglia USA, Inc. and Registrant's Bristol Metals, LLC subsidiary, incorporated by reference to Registrant's Form 10-Q for the period ended June 30, 2018

10.14
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

21	Subsidiaries of the Registrant
23.1	Consent of BDO USA LLP, independent registered public accounting firm
23.2	Consent of KPMG LLP, independent registered public accounting firm

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	Certifications Pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101*)
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed "furnished" and not "filed."
†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SYNALLOY CORPORATION

By /s/ Christopher G. Hutter Christopher G. Hutter President and Chief Executive Officer (principal executive officer)	March 29, 2022 Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Benjamin Rosenzweig Benjamin Rosenzweig Executive Chairman of the Board	March 29, 2022 Date

/s/ Henry L. Guy Henry L. Guy Director	March 29, 2022 Date

/s/ John P. Schauerman John P. Schauerman Director	March 29, 2022 Date

Aldo J. Mazzaferro, Jr. Director	March 29, 2022 Date

/s/ Christopher G. Hutter Christopher G. Hutter Chief Executive Officer and Director	March 29, 2022 Date

/s/ Aaron M. Tam Aaron M. Tam Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2022 Date