Form 10-Q
period 2022-03-31
SYNALLOY CORP
filed 2022-05-10
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _____ to _____

COMMISSION FILE NUMBER 0-19687
Synalloy Corporation
(Exact name of registrant as specified in its charter)

Delaware				57-0426694
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

1400 16th Street,	Suite 270,
Oak Brook,	Illinois			60523
(Address of principal executive offices)				(Zip Code)
		(804)	822-3260
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $1.00 per share	SYNL	NASDAQ Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock as of May 9, 2022 was 10,239,998

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

Part I - Financial Information
Item 1. Financial Statements

SYNALLOY CORPORATION
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	(Unaudited)
	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,241	$2,021
Accounts receivable, net of allowance for credit losses of $456 and $216, respectively	67,819	50,126
Inventories, net	112,114	103,249
Prepaid expenses and other current assets	3,808	3,728
Assets held for sale	797	855
Total current assets	185,779	159,979
Property, plant and equipment, net	42,720	43,720
Right-of-use assets, operating leases, net	30,431	30,811
Goodwill	12,637	12,637
Intangible assets, net	13,661	14,382
Deferred charges, net	278	302
Other non-current assets, net	4,127	4,171
Total assets	$289,633	$266,002

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$44,268	$32,318
Accounts payable - related parties	2	2
Accrued expenses and other current liabilities	13,609	12,407
Current portion of long-term debt	2,464	2,464
Current portion of earn-out liabilities	891	1,961
Current portion of operating lease liabilities	1,140	1,104
Current portion of finance lease liabilities	248	233
Total current liabilities	62,622	50,489
Long-term debt	68,610	67,928
Long-term portion of operating lease liabilities	31,748	32,059
Long-term portion of finance lease liabilities	1,362	1,414
Deferred income taxes	2,861	2,433
Other long-term liabilities	76	89
Total non-current liabilities	104,657	103,923

Commitments and contingencies – See Note 13

Shareholders' equity:
Common stock, par value $1 per share; authorized 24,000,000 shares; issued 11,085,000 shares	11,085	11,085
Capital in excess of par value	46,028	46,058
Retained earnings	73,340	63,080
	130,453	120,223
Less: cost of common stock in treasury - 861,605 and 918,471 shares, respectively	8,099	8,633
Total shareholders' equity	122,354	111,590
Total liabilities and shareholders' equity	$289,633	$266,002
Note: The condensed consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date. See accompanying notes to condensed consolidated financial statements.

SYNALLOY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Net sales	$116,218	$69,778
Cost of sales	93,722	61,043
Gross profit	22,496	8,735

Selling, general and administrative	8,646	6,869
Acquisition costs and other	531	—
Proxy contest costs and recoveries	—	(464)
Earn-out adjustments	102	225
Operating income	13,217	2,105
Other expense (income)
Interest expense	403	387
Loss on extinguishment of debt	—	223
Change in fair value of interest rate swaps	—	(2)
Other, net	(35)	162
Income before income taxes	12,849	1,335
Income tax provision	2,589	241
Net income	$10,260	$1,094

Net income per common share:
Basic	$1.00	$0.12
Diluted	$0.99	$0.12

Weighted average shares outstanding:
Basic	10,209	9,191
Dilutive effect from stock options and grants	111	97
Diluted	10,320	9,288
See accompanying notes to condensed consolidated financial statements.

SYNALLOY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net income	$10,260	$1,094
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	2,116	1,817
Amortization expense	721	680
Amortization of debt issuance costs	25	21
Loss on extinguishment of debt	—	223
Deferred income taxes	428	(41)
Earn-out adjustments	102	225
Payments on earn-out liabilities in excess of acquisition date fair value	(372)	—
Provision for losses on accounts receivable	240	12
Provision for losses on inventories	496	184
Loss on disposal of property, plant and equipment	(5)	28
Non-cash lease expense	107	124
Change in fair value of interest rate swap	—	(2)
Issuance of treasury stock for director fees	254	—
Stock-based compensation expense	132	187
Changes in operating assets and liabilities:
Accounts receivable	(17,933)	(11,181)
Inventories	(9,302)	(3,866)
Other assets and liabilities	(27)	38
Accounts payable	11,950	6,357
Accrued expenses	(959)	(569)
Accrued income taxes	2,161	3,901
Net cash provided by (used in) operating activities	394	(768)
Investing activities
Purchases of property, plant and equipment	(1,117)	(245)
Proceeds from disposal of property, plant and equipment	5	18
Net cash used in investing activities	(1,112)	(227)
Financing activities
Borrowings from long-term debt	122,068	14,730
Proceeds from exercise of stock options	118	—
Payments on long-term debt	(121,386)	(12,333)
Principal payments on finance lease obligations	(62)	(10)
Payments on earn-out liabilities	(800)	(1,029)
Payments for termination of interest rate swap	—	(46)
Payments of deferred financing costs	—	(155)
Net cash (used in) provided by financing activities	(62)	1,157
(Decrease) increase in cash and cash equivalents	(780)	162
Cash and cash equivalents at beginning of period	2,021	236
Cash and cash equivalents at end of period	$1,241	$398

Supplemental disclosure
Cash paid for:
Interest	$317	$315
Income taxes	$2	$—
See accompanying notes to condensed consolidated financial statements.

SYNALLOY CORPORATION
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
(in thousands)

	Three Months Ended March 31, 2022

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Cost of Common Stock in Treasury	Total
	Shares	Amount
Balance December 31, 2021	11,085	$11,085	$46,058	$63,080	$(8,633)	$111,590
Net income	—	—	—	10,260	—	10,260
Issuance of 43,082 shares of common stock from treasury	—	—	(151)	—	405	254
Exercise of stock options for 13,784 shares, net	—	—	(11)	—	129	118
Stock-based compensation	—	—	132	—	—	132
Balance March 31, 2022	11,085	$11,085	$46,028	$73,340	$(8,099)	$122,354
See accompanying notes to condensed consolidated financial statements.

	Three Months Ended March 31, 2021

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Cost of Common Stock in Treasury	Total
	Shares	Amount
Balance December 31, 2020	10,300	$10,300	$37,719	$42,835	$(10,559)	$80,295
Net income	—	—	—	1,094	—	1,094
Issuance of 25,363 shares of common stock from treasury	—	—	(238)	—	238	—
Stock-based compensation	—	—	187	—	—	187
Balance March 31, 2021	10,300	$10,300	$37,668	$43,929	$(10,321)	$81,576
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

These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (the "Annual Report"). The financial results for the interim periods may not be indicative of the financial results for the entire year.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP required management to make estimates and judgments that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

COVID-19 Update
The COVID-19 pandemic and related responses by public health and governmental authorities to contain and combat the outbreak and spread have adversely affected many economic sectors, significantly disrupted the global supply chain and fueled producer price and consumer inflation. During the first quarter of 2022, aspects of the Company's business continued to be affected by macroeconomic factors related to the COVID-19 pandemic, specifically with labor shortages at our plants and other areas of our business. We continue to experience demand for our products, however, the full extent of the future impact of the COVID-19 pandemic on the Company's operational and financial performance is currently uncertain and will depend on many factors outside of the Company's control.

Accounting Pronouncements Not Yet Adopted
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

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 2: Acquisitions
Acquisition of DanChem Technologies, Inc.
On October 22, 2021, the Company completed the acquisition of DanChem, a contract manufacturer of chemical products located in Danville, Virginia. The Company accounted for the transaction as a business combination using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805 - "Business Combinations." The preliminary purchase price was $34.1 million including $1.5 million in cash obtained through the acquisition. The purchase price was paid in cash and funded through a drawdown of $34.5 million on the Company’s existing revolving credit facility. Amounts outstanding under the revolving line of credit portion of the facility currently bear interest, at the Company's option, at (a) the Base Rate (as defined in the Credit Agreement) plus 0.50%, or (b) LIBOR plus 150%. See Note 8 for more information on the Company's long-term debt.

The table below summarizes the preliminary estimates of fair value of identifiable assets acquired and liabilities assumed in the Acquisition. These preliminary estimates of the fair value are subject to revisions, which may result in an adjustment to the preliminary values presented below.

(in thousands)	October 22, 2021
Cash and cash equivalents	$1,533
Accounts receivable, net of allowance for credit losses	5,358
Inventories, net	1,561
Prepaid expenses and other current assets	454
Property, plant and equipment, net	15,697
Right of use asset, operating leases, net	208
Intangible assets, net	5,750
Total identifiable assets acquired	30,561

Accounts payable	1,751
Accrued expenses and other current liabilities	1,622
Current portion of operating lease liabilities	51
Current portion of finance lease liabilities	215
Deferred income taxes	2,542
Long-term portion of operating lease liabilities	157
Long-term portion of finance lease liabilities	1,408
Total identifiable liabilities assumed	7,746

Net identifiable assets acquired	22,815
Transaction price	34,097
Goodwill	$11,282
The Company is in various phases of valuing the assets and liabilities assumed, including deferred tax balances, and the Company's estimates of these values was still preliminary on March 31, 2022. Therefore, these provisional amounts are subject to change as the Company continues to evaluate information required to complete the valuations throughout the measurement period, which will not exceed one year from the acquisition date.

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

Approximately $0.3 million of one-time, acquisition-related costs, is recognized in acquisition costs and other expenses in the condensed consolidated statement of operations for the three months ended March 31, 2022.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company identified DanChem’s customer relationships, product development know-how, and tradename as finite-lived assets with estimated fair values as of the acquisition date of $5.1 million, $0.5 million, and $0.2 million, respectively. The finite-lived assets are subject to amortization using the straight-line method over 15 years.

Total net sales and operating income for DanChem for the three months ended March 31, 2022 were as follows:

(in thousands)	Three Months Ended March 31, 2022
Net sales	$7,474
Operating income	$235
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

	Three Months Ended March 31,
(in thousands)	2022	2021
Fiberglass and steel liquid storage tanks and separation equipment	$114	$141
Heavy wall seamless carbon steel pipe and tube	12,373	7,818
Stainless steel pipe and tube	62,239	39,911
Galvanized pipe and tube	13,771	7,343
Specialty chemicals	27,721	14,565
Net sales	$116,218	$69,778
Note 4: Fair Value of Financial Instruments
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

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, earn-out liabilities, a revolving line of credit and long-term debt.
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
Level 3: Contingent consideration (earn-out) liabilities
The fair value of contingent consideration ("earn-out") liabilities resulting from the 2018 MUSA-Galvanized acquisition and the 2019 American Stainless acquisition are classified as Level 3. Each quarter-end, the Company re-evaluates its assumptions for all earn-out liabilities and adjusts to reflect the updated fair values. Changes in the estimated fair value of the earn-out liabilities are reflected in operating income in the periods in which they are identified. Changes in the fair value of the earn-out liabilities may materially impact and cause volatility in the Company's operating results. The significant unobservable inputs used in the fair value measurement of the Company's earn-out liabilities are the discount rate, timing of the estimated payouts, and future revenue projections. Significant increases (decreases) in any of those inputs would not have resulted in a material difference in the fair value measurement of the earn-out liabilities for the three months ended March 31, 2022.
The following table presents a summary of changes in fair value of the Company's Level 3 earn-out liabilities measured on a recurring basis for the three months ended March 31, 2022:

(in thousands)	MUSA-Galvanized	American Stainless	Total
Balance December 31, 2021	$1,106	$855	$1,961
Earn-out payments during the period	(317)	(855)	(1,172)
Changes in fair value during the period	102	—	102
Balance March 31, 2022	$891	$—	$891
For the three months ended March 31, 2022, the Company had no unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value instruments.
Quantitative Information about Significant Unobservable Inputs Used in Level 3 Fair Value Measurements
The following table summarizes the significant unobservable inputs in the fair value measurement of our contingent consideration (earn-out) liabilities as of March 31, 2022:

Instrument	Fair Value March 31, 2022	Principal Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
Contingent consideration (earn-out) liabilities	$891	Probability Weighted Expected Return	Discount rate	-	5%
			Timing of estimated payouts	2022	-
			Future revenue projections	$8.9M	$8.9M
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
During the three months ended March 31, 2022, the Company's only significant measurements of assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition were certain assets classified as held for sale.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Assets Held for Sale
On February 17, 2021 the Board of Directors authorized the permanent cessation of operations at Palmer and the subleasing of the Palmer facility. As of December 31, 2021 the Company permanently ceased operations at the Palmer facility and determined that the remaining asset group met the criteria to be classified as held for sale, and therefore classified the related assets as held for sale on the consolidated balance sheets. The Company determined that the exit from this business did not represent a strategic shift that had a major effect on its consolidated results of operations, and therefore this business was not classified as discontinued operations. As of March 31, 2022, the remaining Palmer assets continue to be classified as held for sale. The results of operations for this business are included within the Metals Segment for all periods presented in this quarterly report. The Company uses observable inputs, such as prices of comparable assets in active markets to determine the fair value of the remaining assets. The Company classifies these fair value measurements as Level 2.

The assets classified as held for sale are as follows:

(in thousands)	March 31, 2022	December 31, 2021
Inventory, net	$559	$617
Property, plant and equipment, net	238	238
Assets held for sale	$797	$855
The Company remains obligated under the terms of the leases for the rent and other costs that may be associated with the lease of the facility through 2036. The Company currently has a sublease for a portion of the Palmer facility and is actively pursuing a sublease for the remaining portion of the facility. The Company will continue to dispose of the remaining assets throughout fiscal 2022.
During the three months ended March 31, 2021, the Company had no significant measurements of assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.
Fair Value of Financial Instruments
For short-term instruments, other than those required to be reported at fair value on a recurring and non-recurring basis and for which additional disclosures are included above, management concluded the historical carrying value is a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization. Therefore, as of March 31, 2022 and December 31, 2021, the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, the Company's revolving line of credit and long-term debt, which is based on a variable interest rate, approximate their fair value.
Note 5: Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined by either specific identification or weighted average methods. The components of inventories are as follows:

(in thousands)	March 31, 2022	December 31, 2021
Raw materials	$54,654	$48,745
Work-in-process	29,970	25,187
Finished goods	29,280	30,666
	113,904	104,598
Less: inventory reserves	(1,790)	(1,349)
Inventories, net	$112,114	$103,249

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 6: Property, Plant and Equipment
Property, plant and equipment consist of the following:

(in thousands)	March 31, 2022	December 31, 2021
Land	$723	$723
Leasehold improvements	4,641	4,641
Buildings	53	53
Machinery, fixtures and equipment	110,331	110,127
Construction-in-progress	2,803	1,900
	118,551	117,444
Less: accumulated depreciation and amortization	(75,831)	(73,724)
Property, plant and equipment, net	$42,720	$43,720

The following table sets forth depreciation expense related to property, plant and equipment:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cost of sales	$2,054	$1,734
Selling, general and administrative	62	83
Total depreciation	$2,116	$1,817

Note 7: Intangible Assets and Deferred Charges
Intangible assets represent the fair value of intellectual, non-physical assets resulting from business acquisitions and are amortized over their estimated useful life using either an accelerated or straight-line method over a period of eight to 15 years.

The balance of intangible assets subject to amortization are as follows:

(in thousands)	March 31, 2022	December 31, 2021
Intangible assets, gross	$28,876	$28,876
Accumulated amortization of intangible assets	(15,215)	(14,494)
Intangible assets, net	$13,661	$14,382

Estimated amortization expense related to intangible assets for the next five years are as follows:

(in thousands)
Remainder of 2022	$2,163
2023	1,433
2024	1,336
2025	1,238
2026	1,141
2027	1,044
Thereafter	$5,306

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Deferred Charges
Deferred charges represent debt issuance costs and are amortized over their estimated useful lives using the straight-line method over a period of four years.
The balance of deferred charges subject to amortization are as follows:

(in thousands)	March 31, 2022	December 31, 2021
Deferred charges, gross	$398	$398
Accumulated amortization of deferred charges	(120)	(96)
Deferred charges, net	$278	$302

Note 8: Long-term Debt
Long-term debt consists of the following:

(in thousands)	March 31, 2022	December 31, 2021
Revolving line of credit, due January 15, 2025	$66,432	$65,571
Term loan, due January 15, 2025	4,642	4,821
Total long-term debt	71,074	70,392
Less: Current portion of long-term debt	(2,464)	(2,464)
Long-term debt, less current portion	$68,610	$67,928
The Company and its subsidiaries have a Credit Agreement with BMO Harris Bank, N.A. ("BMO") which provides the Company with a four-year revolving credit facility with up to $150.0 million of borrowing capacity (the "Facility").
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
We have pledged all of our accounts receivable, inventory, and certain machinery and equipment as collateral for the Credit Agreement. Availability under the Credit Agreement is subject to the amount of eligible collateral as determined by the lenders' borrowing base calculations. Amounts outstanding under the revolving line of credit portion of the Facility currently bear interest, at the Company's option, at (a) the Base Rate (as defined in the Credit Agreement) plus 0.50%, or (b) LIBOR plus 1.50%. Amounts outstanding under the delayed draw term loan portion of the Facility bear interest at LIBOR plus 1.65%. The Facility also provides an unused commitment fee based on the daily used portion of the Facility. The weighted average interest rate per annum was 2.14% as of March 31, 2022.
Pursuant to the Credit Agreement, the Company was required to pledge all of its tangible and intangible properties, including the stock and membership interests of its subsidiaries. The Facility contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $7.5 million and (ii) 10% of the revolving credit facility (currently $10.5 million). As of March 31, 2022, the Company was in compliance with all debt covenants.
As of March 31, 2022, the Company had $38.6 million of remaining available capacity under its credit facility.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 9: Leases
Balance Sheet Presentation
Operating and finance lease amounts included in the unaudited condensed consolidated balance sheet are as follows (in thousands):

Classification	Financial Statement Line Item	March 31, 2022	December 31, 2021
Assets	Right-of-use assets, operating leases	$30,431	$30,811
Assets	Property, plant and equipment	1,598	1,640
Current liabilities	Current portion of lease liabilities, operating leases	1,140	1,104
Current liabilities	Current portion of lease liabilities, finance leases	248	233
Non-current liabilities	Non-current portion of lease liabilities, operating leases	31,748	32,059
Non-current liabilities	Non-current portion of lease liabilities, finance leases	1,362	1,414
Total Lease Cost
Individual components of the total lease cost incurred by the Company are as follows:

(in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Operating lease cost	$1,048	$1,023
Finance lease cost:
Amortization of right-of-use assets	67	9
Interest on finance lease liabilities	9	—
Sublease income	$(33)	$—
Total lease cost	$1,091	$1,032
Reduction in carrying amounts of right-of-use assets held under finance leases is included in depreciation expense. Minimum rental payments under operating leases are recognized on a straight-line method over the term of the lease including any periods of free rent and are included in selling, general, and administrative expense on the unaudited condensed consolidated statement of operations.
During the fourth quarter of 2021, the Company entered into a sublease agreement with a third party to sublease a portion of the Palmer facility. The sublease agreement continues through the remaining term of the Master Lease Agreement and will expire on September 30, 2036, unless terminated in accordance with the sublease agreement. The sublease provides for an annual base rent of approximately $0.1 million in the first year, which increases on an annual basis by 2.0%. The sublessee is responsible for its pro rata share of certain costs, taxes and operating expenses related to the subleased space. The sublease includes an initial security deposit of $0.1 million.
Future expected cash receipts from the sublease as of March 31, 2022 are as follows:

(in thousands)	Sublease Receipts
Remainder of 2022	$95
2023	129
2024	132
2025	134
2026	137
Thereafter	1,490
Total sublease receipts	$2,117

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Maturity of Leases
The amounts of undiscounted future minimum lease payments under leases as of March 31, 2022 are as follows:

(in thousands)	Operating	Finance
Remainder of 2022	$2,548	$211
2023	3,818	272
2024	3,658	246
2025	3,677	233
2026	3,683	233
Thereafter	39,866	542
Total undiscounted minimum future lease payments	57,250	1,737
Imputed interest	24,362	127
Present value of lease liabilities	$32,888	$1,610
Lease Term and Discount Rate

Weighted-average remaining lease term	March 31, 2022	December 31, 2021
Operating leases	14.21 years	14.43 years
Finance leases	6.79 years	7.07 years
Weighted-average discount rate
Operating leases	8.30%	8.30%
Finance leases	2.29%	2.27%
During the three months ended March 31, 2022, no right-of-use assets were recognized in exchange for new operating lease liabilities.
Note 10: Shareholders' Equity
Share Repurchase Program
On February 17, 2021, the Board of Directors re-authorized the Company's share repurchase program. The previous share repurchase program had a term of 24 months and terminated on February 21, 2021. The share repurchase program allows for repurchase of up to 790,383 shares of the Company's outstanding common stock over 24 months. The shares will be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Under the program, the purchases will be funded from available working capital, and the repurchased shares will be returned to the status of authorized, but unissued shares of common stock or held in treasury. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. As of March 31, 2022, the Company has 790,383 shares of its share repurchase authorization remaining.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 11: Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
Numerator:
Net income	$10,260	$1,094
Denominator:
Denominator for basic earnings per share - weighted average shares	10,209	9,191
Effect of dilutive securities:
Employee stock options and stock grants	111	97
Denominator for diluted earnings per share - weighted average shares	10,320	9,288

Net income per share:
Basic	$1.00	$0.12
Diluted	$0.99	$0.12

The diluted earnings per share calculations exclude the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. The Company had an immaterial number of shares of common stock that were anti-dilutive for the three months ended March 31, 2022. The Company had 0.2 million shares of common stock that were anti-dilutive for the three months ended March 31, 2021.
Note 12: Income Taxes
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal examinations for years before 2018 or state examinations for years before 2017. During the three months ended March 31, 2022 and 2021, the Company did not identify nor reserve for any unrecognized tax benefits.

Our income tax provision and overall effective tax rates for the periods presented are as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Income tax provision	$2,589	$241
Effective income tax rate	20.2%	18.1%

The effective tax rate was 20.2% and 18.1% for the three months ended March 31, 2022 and 2021, respectively. The March 31, 2022 effective tax rate was lower than the U.S. statutory rate of 21.0% primarily due to a forecasted reduction in the valuation allowance in the current year. The March 31, 2021 effective tax rate was also lower than the statutory rate of 21.0% primarily due to a reduction in the valuation allowance in the period.
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

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 14: Industry Segments
The Company's business is divided into two reportable operating segments, the Metals Segment and the Specialty Chemicals Segment. The Metals Segment operates as three reporting units that include Bristol Metals, LLC ("BRISMET") and American Stainless Tubing, LLC ("ASTI") (collectively "Welded Pipe & Tube"), Palmer of Texas Tanks, Inc. ("Palmer"), and Specialty Pipe & Tube, Inc. ("Specialty"). As discussed in Note 4, the Company permanently ceased operations at Palmer as of December 31, 2021 and have classified the remaining assets as held for sale. The results of operations for this business are included within the Metals Segment for all periods presented in this quarterly report. The Metals Segment serves markets through pipe and tube and customers in the appliance, architectural, automotive and commercial transportation, brewery, chemical, petrochemical, pulp and paper, mining, power generation (including nuclear), water and waste-water treatment, liquid natural gas ("LNG"), food processing, pharmaceutical, oil and gas and other industries.
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
The following table summarizes certain information regarding segments of the Company's operations:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net sales
Metals Segment	$88,497	$55,213
Specialty Chemicals Segment	27,721	14,565
	$116,218	$69,778
Operating income
Metals Segment	$14,492	$2,577
Specialty Chemicals Segment	2,387	1,056

Unallocated corporate expenses	3,029	1,767
Acquisition costs and other	531	—
Proxy contest costs and recoveries	—	(464)
Earn-out adjustments	102	225
Operating income	13,217	2,105
Interest expense	403	387
Loss on extinguishment of debt	—	223
Change in fair value of interest rate swap	—	(2)
Other, net	(35)	162
Income before income taxes	$12,849	$1,335

	As of
(in thousands)	March 31, 2022	December 31, 2021
Identifiable assets
Metals Segment	$177,039	$160,625
Specialty Chemicals Segment	80,342	72,908
Corporate	32,252	32,469
	$289,633	$266,002

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 15: Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity, and capital resources during the three months ended March 31, 2022 and 2021, respectively. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the Annual Report), as well as the condensed consolidated financial statements (unaudited) and notes to the condensed consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of 2021. This discussion and analysis is presented in five sections:
•Executive Overview
•Results of Operations and Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Material Cash Requirements from Contractual and Other Obligations
•Critical Accounting Policies and Estimates

Executive Overview
First Quarter 2022 Highlights
Consolidated net sales for the first quarter of 2022 were $116.2 million increasing 66.6%, or $46.4 million, compared to the first quarter of 2021. The increase was primarily driven by increases in average selling price and pounds shipped as well as the Company's acquisition of DanChem in the fourth quarter of 2021, which is discussed in more detail in Note 2 of the notes to the unaudited condensed consolidated financial statements. Excluding the DanChem acquisition, net sales increased 55.8%, or $39.0 million, over the first quarter of 2021.
Consolidated net income increased to $10.3 million, or $0.99 diluted earnings per share, in the first quarter of 2022, compared to net income of $1.1 million, or $0.12 diluted earnings per share, in the first quarter of 2021. Excluding the DanChem acquisition, consolidated net income increased to $10.0 million and earnings per share increased to $0.97 diluted earnings per share.
During the first quarter of 2022, the Company generated cash flows from operating activities of $0.4 million driven by increased profitability, partially offset by working capital use due to the rise in raw material costs. During the quarter, the Company also used $1.1 million for capital expenditures focusing on growth and maintenance projects to continue to improve operational efficiencies.

In the first quarter of 2022, we experienced another period of profitable growth continuing the sustained levels of high performance from 2021 across both business segments. In our Metals Segment, strong growth in the quarter was driven by the pass through of rising input and other raw material costs. In our Specialty Chemicals Segment, competitive price adjustments as well as the acquisition of DanChem helped to offset continued labor and raw material constraints to drive earnings growth. The first quarter of 2022 includes $7.5 million in net sales and $0.2 million in operating income attributable to the DanChem operations acquired in the fourth quarter of 2021.

Impacts of COVID-19
We continue to monitor the impact of COVID-19 on all aspects of our business. We are a company operating in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Consistent with federal guidelines and with state and local orders to date, we have continued to operate across our footprint throughout the COVID-19 pandemic. Ensuring the health and safety of our employees, and all who visit our sites, is our top priority, and we are following all U.S. Centers for Disease Control and Prevention and state and local health department guidelines. Following the onset of COVID-19 and its negative effects on our business, most prominently reflected in our fiscal 2020 results, global economic conditions improved during fiscal 2021, resulting in increased demand for our products. Beginning in fiscal 2021 and continuing through the first quarter of fiscal 2022, there has been a trend in many parts of the world of increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on individual, business, and government activities. The existence of new or enduring variant strains of COVID-19 may lead to a rise in infections, which could cause delays in the easing of restrictions previously in place and the implementation of new restrictions and mandates, and there are ongoing global impacts resulting directly or indirectly from the pandemic including labor shortages, logistical challenges such as increased port congestion, and increases in costs for certain goods and services. While the ongoing effects of the COVID-19 pandemic could negatively impact our results of operations, cash flows, and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time. See Part I - Item 1A, "Risk Factors," included in our Annual Report on Form 10-K for our risk factors regarding risks associated with the COVID-19 pandemic.

Results of Operations
Consolidated Performance Summary
Consolidated net sales for the first quarter of 2022 were $116.2 million, an increase of $46.4 million, or 66.6%, compared to net sales for the first quarter of 2021. The increase in net sales was primarily driven by a 62.7% increase in average selling price and a 2.3% increase in pounds shipped. Excluding DanChem, net sales increased $39.0 million, or 55.8%, to $108.7 million primarily driven by a 60.9% increase in average selling price partially offset by a 3.3% decrease in pounds shipped.
For the first quarter of 2022, consolidated gross profit increased 157.5% to $22.5 million, or 19.4% of sales, compared to $8.7 million, or 12.5% of sales in the first quarter of 2021. The increase in dollars and percentage of sales were attributable to increased selling prices partially offset by increasing raw material and freight costs.
Consolidated selling, general, and administrative expense (SG&A) for the first quarter of 2022 increased $1.8 million to $8.6 million, or 7.4% of sales, compared to $6.9 million, or 9.8% of sales in the first quarter of 2021. The changes in SG&A were primarily driven by:
•Increases in salaries, wages and benefits of $1.1 million primarily driven by increased personnel costs;
•Increases in bad debt expense of $0.2 million primarily driven by the increase in accounts receivable;
•Increases in travel expense of $0.2 million primarily driven by continued easing of COVID-19 restrictions; and,
•Increases in other expenses of $0.3 million primarily driven by increases in utilities, taxes, licenses and insurance.
Consolidated operating income in the first quarter of 2022 totaled $13.2 million compared to operating income of $2.1 million in the first quarter of 2021. The operating increase in the first quarter of 2022 was primarily driven by increases in average selling price and increased demand driven sales.
Metals Segment
Net sales for the Metals Segment in the first quarter of 2022 totaled $88.5 million, an increase of $33.3 million, or 60.3%, from the first quarter of 2021. The increase was primarily driven by a 64.5% increase in average selling price partially offset by 2.6% decrease in pounds shipped.
The net sales increase for the first quarter of 2022 compared to the first quarter of 2021 is summarized as follows:

($ in thousands)	$	%	Average selling price	Units shipped

Fiberglass and steel liquid storage tanks and separation equipment	$(27)	(19.1)%	457.2%	(85.4)%
Heavy wall seamless carbon steel pipe and tube	4,555	58.3%	41.4%	11.9%
Stainless steel pipe and tube	22,252	55.7%	61.6%	(3.8)%
Galvanized pipe and tube	6,504	88.9%	104.0%	(7.4)%
Total increase	$33,284
SG&A expense for the first quarter of 2022 decreased $0.1 million to $4.1 million, or 4.7% of sales, compared to $4.2 million, or 7.6% of sales in the first quarter of 2021. The changes in SG&A were primarily driven by a decrease in professional fees of $0.1 million.
Operating income increased $12.2 million, or 571.8%, to $14.3 million for the first quarter of 2022 compared to $2.1 million for the first quarter of 2021. The current quarter increase in operating income was primarily driven by average selling price increases due to pass through of raw material cost fluctuations.
Specialty Chemicals Segment
Net sales for the Specialty Chemicals Segment in the first quarter of 2022 totaled $27.7 million, representing a $13.2 million, or 90.3%, increase from the first quarter of 2021. The increase was driven by a 60.8% increase in average selling price and a 10.7% increase in pounds shipped, excluding trial and dedicated facility revenue. Excluding DanChem, net sales totaled $20.2 million, representing a $5.7 million, or 39.0%, increase primarily driven by a 45.2% increase in average selling price partially offset by a 4.3% decrease in pounds shipped.

SG&A expense for the first quarter of 2022 increased $0.6 million to $1.6 million, or 5.7% of sales, compared to $1.0 million, or 7.0% of sales in the first quarter of 2021. The increase in SG&A expense was driven by the acquisition of DanChem in the fourth quarter of 2021.
Operating income increased $1.3 million, or 126.1%, to $2.4 million for the first quarter of 2022 compared to $1.1 million for the first quarter of 2021. The increase in operating income is primarily driven by increases in average selling price, favorable operational efficiencies and the acquisition of DanChem in fourth quarter of 2021.
Other Items
Unallocated corporate expenses for the first quarter of 2022 increased $1.3 million, or 71.5%, to $3.0 million, or 2.6% of sales, compared to $1.8 million, or 2.5% of sales, in the prior year comparative period. The first quarter 2022 increases resulted primarily from decreases in allocated costs of $1.0 million and increases in taxes, licenses and insurance of $0.3 million.
Interest expense was $0.4 million for both the first quarter of 2022 and the first quarter of 2021.
The effective tax rate was 20.2% and 18.1% for the three months ended March 31, 2022 and 2021, respectively. The March 31, 2022 effective tax rate was lower than the U.S. statutory rate of 21.0% primarily due to a forecasted reduction in the valuation allowance in the current year. The March 31, 2021 effective tax rate was lower than the statutory rate of 21.0% primarily due to a reduction in the valuation allowance in the period.
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

Consolidated EBITDA and Adjusted EBITDA are as follows:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Consolidated
Net income	$10,260	$1,094
Adjustments:
Interest expense	403	387
Change in fair value of interest rate swap	—	(2)
Income taxes	2,589	241
Depreciation	2,116	1,817
Amortization	721	680
EBITDA	16,089	4,217
Acquisition costs and other	531	—
Proxy contest costs and recoveries	—	(464)
Loss on extinguishment of debt	—	223
Earn-out adjustments	102	225
Loss on investments in equity securities and other investments	—	363
Stock-based compensation	132	187
Non-cash lease expense	107	124
Adjusted EBITDA	$16,961	$4,875
% of sales	14.6%	7.0%

Metals Segment EBITDA and Adjusted EBITDA are as follows:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Metals Segment
Net income	$14,424	$2,538
Adjustments:
Depreciation	1,213	1,393
Amortization	625	680
EBITDA	16,262	4,611
Earn-out adjustments	102	225
Stock-based compensation	35	38
Metals Segment Adjusted EBITDA	$16,399	$4,874
% of segment sales	18.5%	8.8%

Specialty Chemicals Segment EBITDA and Adjusted EBITDA are as follows:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Specialty Chemicals Segment
Net income	$2,378	$1,055
Adjustments:
Interest expense	9	—
Depreciation	886	386
Amortization	96	—
EBITDA	3,369	1,441
Stock-based compensation	6	31
Specialty Chemicals Segment Adjusted EBITDA	$3,375	$1,472
% of segment sales	12.2%	10.1%

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
Sources of Liquidity
Funds generated by operating activities supplemented by our available cash and cash equivalents and our credit facilities are our most significant sources of liquidity. As of March 31, 2022, we held $1.2 million of cash and cash equivalents, as well as $38.6 million of remaining available capacity on our revolving line of credit. We believe our sources of liquidity will be sufficient to fund operations and anticipated capital expenditures as well as repay our debt obligations as they become due over the next 12 months.
Cash Flows

Cash flows from total operations were as follows:

	Three Months Ended March 31,
(in thousands)	2022	2020
Total cash (used in) provided by:
Operating activities	$394	$(768)
Investing activities	(1,112)	(227)
Financing activities	(62)	1,157
Net (decrease) increase in cash and cash equivalents	$(780)	$162

Operating Activities
The increase in cash provided by operating activities for the three months ended March 31, 2022 compared to cash used in operating activities in the three months ended March 31, 2021 was primarily driven by increased net income in the first quarter of 2022 compared to the first quarter of 2021 and changes in working capital. Accounts receivable increased for the first three months of 2022 by $17.9 million, compared to an increase of $11.2 million for the first three months of 2021, driving a reduction of $6.7 million in operating cash flows for the first quarter of 2022. Inventories increased $9.3 million in the first three months of 2022 compared to an increase of $3.9 million in the first three months of 2021, driving a reduction of $5.4 million in operating cash flow for the first quarter of 2022. The increase in accounts receivable and inventory was due to a larger increase in sales volume over prior quarter in the first three months of 2022 than the increase experienced in the first three months of 2021, increases in DSO from 44 days during the first three months of 2021 to 46 days in the first three months of 2022 and higher inventory purchases to meet customer demand in the first three months of 2022. The increases in cash used from accounts receivable and inventory were partially offset by increases in accounts payable due to higher inventory purchases to meet customer demand and an increase in days payables outstanding from 32 days in the first three months of 2021 to 37 days in the first three months of 2021.
Investing Activities
Net cash used in investing activities primarily consists of transactions related to capital expenditures. The increase in cash used in investing activities for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to a increases in capital expenditures in the current year compared to the prior year.
Financing Activities
Net cash used in financing activities primarily consists of transactions related to our long-term debt. The increase in cash used in financing activities for the three months ended March 31, 2022 compared to cash provided by financing activities for the three months ended March 31, 2021 was primarily due to payments towards the Company's revolving line of credit and payments for the Company's earnout liabilities partially offset by borrowings from the Company's revolving line of credit and proceeds received from the exercise of stock options in the current year.
Long-term Debt
The Company and its subsidiaries have a Credit Agreement with BMO providing the Company with a four-year revolving credit facility, maturing on January 15, 2025, and providing the Company with up to $150.0 million of borrowing capacity. As of March 31, 2022, the Company had $71.1 million of total borrowings outstanding with its lender, an increase of $0.7 million from the balance at December 31, 2021. The Facility contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $7.5 million and (ii) 10% of the revolving credit facility (currently $10.5 million). As of March 31, 2022, the Company was in compliance with all debt covenants. See Note 8 in the notes to the unaudited condensed consolidated financial statements for additional information on the Company's line of credit.
Share Repurchases and Dividends
We have a share repurchase program, authorized by the Company's Board of Directors, that is executed through purchases made from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Shares repurchased are returned to status of authorized, but unissued shares of common stock or held in treasury. The Company repurchased no shares during the three months ended March 31, 2022 and 2021. As of March 31, 2022, the Company has 790,383 shares of its share repurchase authorization remaining.
At the end of each fiscal year the Board of Directors reviews the financial performance and capital needed to support future growth to determine the amount of cash dividend, if any, which is appropriate. In 2021, no dividends were declared or paid by the Company.

Other Financial Measures
Below are additional financial measures that we believe are important in understanding the Company's liquidity position from year to year. The metrics are defined as:

Liquidity Measure:
•Current ratio = current assets divided by current liabilities. The current ratio will be determined by the Company using generally accepted accounting principles, consistently applied.
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

Results of these additional measures are as follows:

	March 31, 2022	December 31, 2021
Current ratio	3.0	3.3
Debt to capital	37%	39%
Return on average equity	28.8%	21.1%
Material Cash Requirements from Contractual and Other Obligations
As of March 31, 2022, our material cash requirements for our known contractual and other obligations were as follows:
•Debt Obligations and Interest Payments - Outstanding obligations on our revolving credit facility and term loan were $66.4 million and $4.6 million, respectively, with $2.5 million payable within 12 months. The interest payments on our remaining borrowings will be determined based upon the average outstanding balance of our borrowings and the prevailing interest rate during that time. See Note 8 for further detail of our debt and the timing of expected future payments.
•Operating and Finance Leases - The Company enters into various lease agreements for the real estate and manufacturing equipment used in the normal course of business. Operating and finance lease obligations were $34.5 million, with $1.4 million payable within 12 months. See Note 9 for further detail of our lease obligations and the timing of expected future payments.
The Company has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on the Company's financial position, revenues, results of operations, liquidity, or capital expenditures. We expect capital spending to be as much as $8.1 million for the remainder of fiscal 2022.
Critical Accounting Policies and Estimates
We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, in the notes to the consolidated financial statements presented in the Annual Report on Form 10-K for the year ended December 31, 2021. We discuss our critical accounting estimates in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of 2021.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures
Changes in Internal Control over Financial Reporting
Other than the actions taken as described below under “Remediation Efforts to Address Material Weaknesses”, there were no changes in the Company's internal control over financial reporting during the first quarter of 2022, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.
Remediation Efforts to Address Material Weaknesses
In response to the material weaknesses identified in Management’s Report on Internal Control Over Financial Reporting as set forth in Item 9A “Controls and Procedures” in the 2021 Form 10-K, the Company, with oversight from the Audit Committee of the Board of Directors, developed a plan to remediate the material weaknesses at Synalloy. The remediation actions include the following:
•Providing relevant training on internal controls over financial reporting to control owners and control preparers;
•Hiring accounting and finance resources with relevant public company experience and evaluating and realigning roles and responsibilities of management;
•Enhancing/designing/implementing controls over physical inventory counts and inventory valuation;
•Enhancing/designing/implementing controls over revenue recognition and accounts receivable; and,
•Enhancing/designing/implementing controls over period-end financial reporting, account reconciliation and account analyses processes.
As the Company continues to evaluate the control deficiencies that gave rise to the material weaknesses, the Company may determine additional remediation measures are necessary.
PART II
Item 1. Legal Proceedings
It is not unusual for us and our subsidiaries to be involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business involving, among other things, product liability, commercial, employment, workers' compensation, and environmental matters. We establish reserves in a manner that is consistent with accounting principles generally accepted in the U.S. for costs associated with such matters when a liability is probable and those costs are capable of being reasonably estimated. We cannot predict with any certainty the outcome of these unresolved legal actions or the range of possible loss or recovery. Based on current information, however, we believe that the eventual outcome of these unresolved legal actions, either individually or in the aggregate, will not have a material adverse effect on our financial position, results of operations or cash flows. There were no material changes in our Legal Proceedings, as discussed in Part I, Item 3 in the Company's Annual Report on Form 10-K for the period ending December 31, 2021.
Item 1A. Risk Factors
There were no material changes in our assessment of risk factors as discussed in Part I, Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description
10.1	Synalloy Corporation 2022 Omnibus Equity Incentive Plan, incorporated by reference to Registrant's Form DEF 14A filed April 27, 2022.
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	Certifications Pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101*)
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNALLOY CORPORATION
(Registrant)

Date:	May 10, 2022	By:	/s/ Christopher G. Hutter
Christopher G. Hutter
President and Chief Executive Officer
(principal executive officer)

Date:	May 10, 2022	By:	/s/ Aaron M. Tam
Aaron M. Tam
Chief Financial Officer
(principal accounting officer)