Form 10-Q
period 2022-06-30
SYNALLOY CORP
filed 2022-08-09
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock as of August 8, 2022 was 10,259,533

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

Part I - Financial Information
Item 1. Financial Statements

SYNALLOY CORPORATION
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	(Unaudited)
	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$245	$2,021
Accounts receivable, net of allowance for credit losses of $748 and $216, respectively	63,932	50,126
Inventories, net	134,529	103,249
Prepaid expenses and other current assets	4,883	3,728
Assets held for sale	785	855
Total current assets	204,374	159,979
Property, plant and equipment, net	42,177	43,720
Right-of-use assets, operating leases, net	29,950	30,811
Goodwill	12,637	12,637
Intangible assets, net	12,940	14,382
Deferred charges, net	253	302
Other non-current assets, net	4,110	4,171
Total assets	$306,441	$266,002

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$56,167	$32,318
Accounts payable - related parties	2	2
Accrued expenses and other current liabilities	10,800	12,407
Current portion of note payable	871	—
Current portion of long-term debt	2,464	2,464
Current portion of earn-out liabilities	415	1,961
Current portion of operating lease liabilities	1,061	1,104
Current portion of finance lease liabilities	259	233
Total current liabilities	72,039	50,489
Long-term debt	65,849	67,928
Long-term portion of operating lease liabilities	31,445	32,059
Long-term portion of finance lease liabilities	1,363	1,414
Deferred income taxes	1,791	2,433
Other long-term liabilities	70	89
Total non-current liabilities	100,518	103,923

Commitments and contingencies – See Note 13

Shareholders' equity:
Common stock, par value $1 per share; authorized 24,000,000 shares; issued 11,085,000 shares	11,085	11,085
Capital in excess of par value	46,162	46,058
Retained earnings	84,397	63,080
	141,644	120,223
Less: cost of common stock in treasury - 825,570 and 918,471 shares, respectively	7,760	8,633
Total shareholders' equity	133,884	111,590
Total liabilities and shareholders' equity	$306,441	$266,002
Note: The condensed consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date. See accompanying notes to condensed consolidated financial statements.

SYNALLOY CORPORATION
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$116,202	$83,087	$232,420	$152,865
Cost of sales	95,329	69,000	189,051	130,043
Gross profit	20,873	14,087	43,369	22,822

Selling, general and administrative	8,634	8,124	17,280	14,993
Acquisition costs and other	157	—	688	—
Proxy contest costs and recoveries	—	632	—	168
Earn-out adjustments	(109)	1,044	(7)	1,270
Asset impairments	—	233	—	233
Operating income	12,191	4,054	25,408	6,158
Other expense (income)
Interest expense	407	353	810	739
Loss on extinguishment of debt	—	—	—	223
Change in fair value of interest rate swaps	—	—	—	(2)
Other, net	(23)	—	(58)	162
Income before income taxes	11,807	3,701	24,656	5,036
Income tax provision	750	815	3,339	1,056
Net income	$11,057	$2,886	$21,317	$3,980

Net income per common share:
Basic	$1.08	$0.31	$2.08	$0.43
Diluted	$1.06	$0.31	$2.05	$0.43

Weighted average shares outstanding:
Basic	10,244	9,233	10,226	9,212
Dilutive effect from stock options and grants	187	98	151	103
Diluted	10,431	9,331	10,377	9,315
See accompanying notes to condensed consolidated financial statements.

SYNALLOY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net income	$21,317	$3,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	4,208	3,591
Amortization expense	1,442	1,360
Amortization of debt issuance costs	49	46
Asset impairments	—	233
Loss on extinguishment of debt	—	223
Deferred income taxes	(642)	(76)
Earn-out adjustments	(7)	1,270
Payments on earn-out liabilities in excess of acquisition date fair value	(372)	—
Provision for (reduction of) losses on accounts receivable	532	(362)
Provision for losses on inventories	1,234	368
Gain on disposal of property, plant and equipment	(5)	(81)
Non-cash lease expense	214	249
Change in fair value of interest rate swap	—	(2)
Issuance of treasury stock for director fees	364	—
Stock-based compensation expense	452	456
Changes in operating assets and liabilities:
Accounts receivable	(14,339)	(12,536)
Inventories	(32,442)	(5,482)
Other assets and liabilities	(1,022)	(570)
Accounts payable	23,591	5,575
Accounts payable - related parties	—	632
Accrued expenses	(1,795)	1,370
Accrued income taxes	110	4,751
Net cash provided by operating activities	2,889	4,995
Investing activities
Purchases of property, plant and equipment	(2,330)	(563)
Proceeds from disposal of property, plant and equipment	5	138
Net cash used in investing activities	(2,325)	(425)
Financing activities
Borrowings from long-term debt	237,938	38,398
Proceeds from note payable	967	—
Proceeds from exercise of stock options	161	—
Payments on long-term debt	(240,017)	(40,269)
Payments on note payable	(96)	—
Principal payments on finance lease obligations	(126)	(19)
Payments on earn-out liabilities	(1,167)	(1,944)
Payments for termination of interest rate swap	—	(46)
Payments of deferred financing costs	—	(165)
Net cash used in financing activities	(2,340)	(4,045)
(Decrease) increase in cash and cash equivalents	(1,776)	525
Cash and cash equivalents at beginning of period	2,021	236
Cash and cash equivalents at end of period	$245	$761

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$699	$620
Income taxes	$3,874	$24

Noncash Investing Activities:
Capital expenditures, not yet paid	$336	$—
See accompanying notes to condensed consolidated financial statements.

SYNALLOY CORPORATION
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)
(in thousands)

	Three Months Ended June 30, 2022

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Cost of Common Stock in Treasury	Total
	Shares	Amount
Balance March 31, 2022	11,085	$11,085	$46,028	$73,340	$(8,099)	$122,354
Net income	—	—	—	11,057	—	11,057
Issuance of 32,701 shares of common stock from treasury	—	—	(198)	—	308	110
Exercise of stock options for 3,334 shares, net	—	—	12	—	31	43
Stock-based compensation	—	—	320	—	—	320
Balance June 30, 2022	11,085	$11,085	$46,162	$84,397	$(7,760)	$133,884
See accompanying notes to condensed consolidated financial statements.

	Six Months Ended June 30, 2022

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Cost of Common Stock in Treasury	Total
	Shares	Amount
Balance December 31, 2021	11,085	$11,085	$46,058	$63,080	$(8,633)	$111,590
Net income	—	—	—	21,317	—	21,317
Issuance of 75,783 shares of common stock from treasury	—	—	(348)	—	712	364
Exercise of stock options for 17,118 shares, net	—	—	—	—	161	161
Stock-based compensation	—	—	452	—	—	452
Balance June 30, 2022	11,085	$11,085	$46,162	$84,397	$(7,760)	$133,884
See accompanying notes to condensed consolidated financial statements.

Synalloy Corporation
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
Continued

	Three Months Ended June 30, 2021

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Cost of Common Stock in Treasury	Total
	Shares	Amount
Balance March 31, 2021	10,300	$10,300	$37,668	$43,929	$(10,321)	$81,576
Net income	—	—	—	2,886	—	2,886
Issuance of 66,809 shares of common stock from treasury	—	—	(628)	—	628	—
Stock-based compensation	—	—	269	—	—	269
Balance June 30, 2021	10,300	$10,300	$37,309	$46,815	$(9,693)	$84,731
See accompanying notes to condensed consolidated financial statements.

	Six Months Ended June 30, 2021

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Cost of Common Stock in Treasury	Total
	Shares	Amount
Balance December 31, 2020	10,300	$10,300	$37,719	$42,835	$(10,559)	$80,295
Net income	—	—	—	3,980	—	3,980
Issuance of 92,172 shares of common stock from treasury	—	—	(866)	—	866	—
Stock-based compensation	—	—	456	—	—	456
Balance June 30, 2021	10,300	$10,300	$37,309	$46,815	$(9,693)	$84,731

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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP required management to make estimates and judgments that affect the amounts reported and disclosed in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

COVID-19 Update
The COVID-19 pandemic and related responses by public health and governmental authorities to contain and combat the outbreak and spread have adversely affected many economic sectors, significantly disrupted the global supply chain and fueled producer price and consumer inflation. During the second quarter and first six months of 2022, aspects of the Company's business continued to be affected by macroeconomic factors related to the COVID-19 pandemic, specifically with labor shortages at our plants and other areas of our business. We continue to experience demand for our products, however, the full extent of the future impact of the COVID-19 pandemic on the Company's operational and financial performance is currently uncertain and will depend on many factors outside of the Company's control.

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

(in thousands)	October 22, 2021
Cash and cash equivalents	$1,533
Accounts receivable, net of allowance for credit losses of $118	5,358
Inventories, net	1,561
Prepaid expenses and other current assets	454
Property, plant and equipment, net	15,697
Right of use asset, operating leases, net	208
Intangible assets, net	5,750
Total identifiable assets acquired	30,561

Accounts payable	1,751
Accrued expenses and other current liabilities	1,622
Current portion of operating lease liabilities	51
Current portion of finance lease liabilities	215
Deferred income taxes	2,542
Long-term portion of operating lease liabilities	157
Long-term portion of finance lease liabilities	1,408
Total identifiable liabilities assumed	7,746

Net identifiable assets acquired	22,815
Transaction price	34,097
Goodwill	$11,282
The Company is in the process of finalizing the value of deferred tax balances and the Company's estimates of these values was still preliminary on June 30, 2022 pending completion of the DanChem pre-acquisition tax returns. Therefore, these provisional amounts are subject to change as the Company continues to evaluate information required to complete the valuations throughout the measurement period, which will not exceed one year from the acquisition date.
Goodwill is calculated as the excess of the purchase price over the fair value of the net assets acquired. The recognized goodwill is attributable to operational synergies, assembled workforce and growth opportunities and was allocated to the Company's Specialty Chemicals Segment. Substantially all of the goodwill resulting from this acquisition is not expected to be deductible for tax purposes.
Approximately $0.1 million and $0.4 million of one-time, acquisition-related costs, is recognized in acquisition costs and other expenses in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2022.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company identified DanChem’s customer relationships, product development know-how, and tradename as finite-lived assets with estimated fair values as of the acquisition date of $5.1 million, $0.5 million, and $0.2 million, respectively. The finite-lived assets are subject to amortization using either an accelerated or straight-line method over 15 years.
Total net sales and operating income for DanChem for the three and six months ended June 30, 2022 were as follows:

(in thousands)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Net sales	$8,387	$15,861
Operating income	$207	$442
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Fiberglass and steel liquid storage tanks and separation equipment	$—	$550	113	691
Heavy wall seamless carbon steel pipe and tube	12,094	11,131	24,498	18,949
Stainless steel pipe and tube	66,114	46,360	128,323	86,301
Galvanized pipe and tube	8,974	10,056	22,745	17,370
Specialty chemicals	29,020	14,990	56,741	29,554
Net sales	$116,202	$83,087	$232,420	$152,865
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
Level 3: Contingent consideration (earn-out) liabilities
The fair value of contingent consideration ("earn-out") liabilities resulting from the 2018 MUSA-Galvanized acquisition and the 2019 American Stainless acquisition are classified as Level 3. Each quarter-end, the Company re-evaluates its assumptions for all earn-out liabilities and adjusts to reflect the updated fair values. Changes in the estimated fair value of the earn-out liabilities are reflected in operating income in the periods in which they are identified. Changes in the fair value of the earn-out liabilities may materially impact and cause volatility in the Company's operating results. The significant unobservable inputs used in the fair value measurement of the Company's earn-out liabilities are the discount rate, timing of the estimated payouts, and future revenue projections. Significant increases (decreases) in any of those inputs would not have resulted in a material difference in the fair value measurement of the earn-out liabilities for the six months ended June 30, 2022.
The following table presents a summary of changes in fair value of the Company's Level 3 earn-out liabilities measured on a recurring basis for the six months ended June 30, 2022:

(in thousands)	MUSA-Galvanized	American Stainless	Total
Balance December 31, 2021	$1,106	$855	$1,961
Earn-out payments during the period	(684)	(855)	(1,539)
Changes in fair value during the period	(7)	—	(7)
Balance June 30, 2022	$415	$—	$415
For the three and six months ended June 30, 2022, the Company had no unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value instruments.
Quantitative Information about Significant Unobservable Inputs Used in Level 3 Fair Value Measurements
The following table summarizes the significant unobservable inputs in the fair value measurement of our contingent consideration (earn-out) liabilities as of June 30, 2022:

Instrument	Fair Value June 30, 2022	Principal Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
Contingent consideration (earn-out) liabilities	$415	Probability Weighted Expected Return	Discount rate	-	5%
			Timing of estimated payouts	2022	-
			Future revenue projections	$2.5M	$2.5M
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
During the three and six months ended June 30, 2022, the Company's only significant measurements of assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition were certain assets classified as held for sale.
Assets Held for Sale
On February 17, 2021 the Board of Directors authorized the permanent cessation of operations at Palmer and the subleasing of the Palmer facility. As of December 31, 2021 the Company permanently ceased operations at the Palmer facility and determined that the remaining asset group met the criteria to be classified as held for sale, and therefore classified the related

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
assets as held for sale on the consolidated balance sheets. The Company determined that the exit from this business did not represent a strategic shift that had a major effect on its consolidated results of operations, and therefore this business was not classified as discontinued operations. As of June 30, 2022, the remaining Palmer assets continue to be classified as held for sale. The results of operations for this business are included within the Metals Segment for all periods presented in this quarterly report. The Company uses observable inputs, such as prices of comparable assets in active markets to determine the fair value of the remaining assets. The Company classifies these fair value measurements as Level 2.

The assets classified as held for sale are as follows:

(in thousands)	June 30, 2022	December 31, 2021
Inventory, net	$547	$617
Property, plant and equipment, net	238	238
Assets held for sale	$785	$855
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
Fair Value of Financial Instruments
The fair values of cash and cash equivalents, accounts receivable, accounts payable and the Company's note payable approximated their carrying value because of the short-term nature of these instruments. The Company's revolving line of credit and long-term debt, which is based on a variable interest rate, are also reflected in the financial statements at carrying value which approximate fair values as of June 30, 2022. See Note 8 for further information on the Company's debt.
Note 5: Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined by either specific identification or weighted average methods. The components of inventories are as follows:

(in thousands)	June 30, 2022	December 31, 2021
Raw materials	$73,255	$48,745
Work-in-process	29,418	25,187
Finished goods	33,992	30,666
	136,665	104,598
Less: inventory reserves	(2,136)	(1,349)
Inventories, net	$134,529	$103,249

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 6: Property, Plant and Equipment
Property, plant and equipment consist of the following:

(in thousands)	June 30, 2022	December 31, 2021
Land	$723	$723
Leasehold improvements	3,388	4,641
Buildings	1,475	53
Machinery, fixtures and equipment	111,497	110,127
Construction-in-progress	3,022	1,900
	120,105	117,444
Less: accumulated depreciation and amortization	(77,928)	(73,724)
Property, plant and equipment, net	$42,177	$43,720

The following table sets forth depreciation expense related to property, plant and equipment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Cost of sales	$2,031	$1,713	$4,086	$3,447
Selling, general and administrative	61	61	122	144
Total depreciation	$2,092	$1,774	$4,208	$3,591

Note 7: Goodwill, Intangible Assets and Deferred Charges
Goodwill
The Company's goodwill balance of $12.6 million as of June 30, 2022 and year ended December 31, 2021 was attributable to the Specialty Chemicals Segment.

Intangible Assets
Intangible assets represent the fair value of intellectual, non-physical assets resulting from business acquisitions and are amortized over their estimated useful life using either an accelerated or straight-line method over a period of eight to 15 years.
The balance of intangible assets subject to amortization are as follows:

(in thousands)	June 30, 2022	December 31, 2021
Intangible assets, gross	$28,876	$28,876
Accumulated amortization of intangible assets	(15,936)	(14,494)
Intangible assets, net	$12,940	$14,382
Estimated amortization expense related to intangible assets for the next five years are as follows:

(in thousands)
Remainder of 2022	$1,442
2023	1,433
2024	1,336
2025	1,238
2026	1,141
2027	1,044
Thereafter	5,306

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Deferred Charges
Deferred charges represent debt issuance costs and are amortized over their estimated useful lives using the straight-line method over a period of four years.
The balance of deferred charges subject to amortization are as follows:

(in thousands)	June 30, 2022	December 31, 2021
Deferred charges, gross	$398	$398
Accumulated amortization of deferred charges	(145)	(96)
Deferred charges, net	$253	$302

Note 8: Debt
Short-term debt
On June 6, 2022, the Company entered into a note payable in the amount of $1.0 million with an interest rate of 2.77% maturing April 1, 2023. The agreement is associated with the financing of the Company's insurance premium in the current year. As of June 30, 2022, the outstanding balance was $0.9 million.
Long-term debt
Long-term debt consists of the following:

(in thousands)	June 30, 2022	December 31, 2021
Revolving line of credit, due January 15, 2025	$63,849	$65,571
Term loan, due January 15, 2025	4,464	4,821
Total long-term debt	68,313	70,392
Less: Current portion of long-term debt	(2,464)	(2,464)
Long-term debt, less current portion	$65,849	$67,928
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
We have pledged all of our accounts receivable, inventory, and certain machinery and equipment as collateral for the Credit Agreement. Availability under the Credit Agreement is subject to the amount of eligible collateral as determined by the lenders' borrowing base calculations. Amounts outstanding under the revolving line of credit portion of the Facility currently bear interest, at the Company's option, at (a) the Base Rate (as defined in the Credit Agreement) plus 0.50%, or (b) LIBOR plus 1.50%. Amounts outstanding under the delayed draw term loan portion of the Facility bear interest at LIBOR plus 1.65%. The Facility also provides an unused commitment fee based on the daily used portion of the Facility. The weighted average interest rate per annum was 2.15% as of June 30, 2022.
Pursuant to the Credit Agreement, the Company was required to pledge all of its tangible and intangible properties, including the stock and membership interests of its subsidiaries. The Facility contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $7.5 million and (ii) 10% of the revolving credit facility (currently $10.5 million). As of June 30, 2022, the Company was in compliance with all debt covenants.
As of June 30, 2022, the Company had $41.2 million of remaining available capacity under its credit facility.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 9: Leases
Balance Sheet Presentation
Operating and finance lease amounts included in the unaudited condensed consolidated balance sheet are as follows (in thousands):

Classification	Financial Statement Line Item	June 30, 2022	December 31, 2021
Assets	Right-of-use assets, operating leases	$29,950	$30,811
Assets	Property, plant and equipment	1,605	1,640
Current liabilities	Current portion of lease liabilities, operating leases	1,061	1,104
Current liabilities	Current portion of lease liabilities, finance leases	259	233
Non-current liabilities	Non-current portion of lease liabilities, operating leases	31,445	32,059
Non-current liabilities	Non-current portion of lease liabilities, finance leases	1,363	1,414
Total Lease Cost
Individual components of the total lease cost incurred by the Company are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Operating lease cost	$1,043	$1,023	$2,091	$2,046
Finance lease cost:
Amortization of right-of-use assets	69	11	136	20
Interest on finance lease liabilities	9	1	18	1
Sublease income	(32)	—	$(65)	$—
Total lease cost	$1,089	$1,035	$2,180	$2,067
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
Future expected cash receipts from the sublease as of June 30, 2022 are as follows:

(in thousands)	Sublease Receipts
Remainder of 2022	$64
2023	129
2024	132
2025	134
2026	137
Thereafter	1,490
Total sublease receipts	$2,086

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Maturity of Leases
The amounts of undiscounted future minimum lease payments under leases as of June 30, 2022 are as follows:

(in thousands)	Operating	Finance
Remainder of 2022	$1,873	$148
2023	3,645	283
2024	3,667	257
2025	3,687	244
2026	3,703	244
Thereafter	39,916	571
Total undiscounted minimum future lease payments	56,491	1,747
Imputed interest	23,985	125
Present value of lease liabilities	$32,506	$1,622
Lease Term and Discount Rate

Weighted-average remaining lease term	June 30, 2022	December 31, 2021
Operating leases	14.05 years	14.43 years
Finance leases	6.59 years	7.07 years
Weighted-average discount rate
Operating leases	8.30%	8.30%
Finance leases	2.28%	2.27%
During the three and six months ended June 30, 2022, $0.1 million of right-of-use assets were recognized in exchange for new operating lease liabilities.
Note 10: Shareholders' Equity
Share Repurchase Program
On February 17, 2021, the Board of Directors re-authorized the Company's share repurchase program. The previous share repurchase program had a term of 24 months and terminated on February 21, 2021. The share repurchase program allows for repurchase of up to 790,383 shares of the Company's outstanding common stock over 24 months. The shares will be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Under the program, the purchases will be funded from available working capital, and the repurchased shares will be returned to the status of authorized, but unissued shares of common stock or held in treasury. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. As of June 30, 2022, the Company has 790,383 shares of its share repurchase authorization remaining.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 11: Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net income	$11,057	$2,886	$21,317	$3,980
Denominator:
Denominator for basic earnings per share - weighted average shares	10,244	9,233	10,226	9,212
Effect of dilutive securities:
Employee stock options and stock grants	187	98	151	103
Denominator for diluted earnings per share - weighted average shares	10,431	9,331	10,377	9,315

Net income per share:
Basic	$1.08	$0.31	$2.08	$0.43
Diluted	$1.06	$0.31	$2.05	$0.43
The diluted earnings per share calculations exclude the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. The Company had 0.1 million shares of common stock that were anti-dilutive for the three months ended June 30, 2022. The Company had an insignificant number of shares that were anti-dilutive for the six months ended June 30, 2022. The Company had 0.2 million shares of common stock that were anti-dilutive for both the three and six months ended June 30, 2021.
Note 12: Income Taxes
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal examinations for years before 2018 or state examinations for years before 2017. During the three and six months ended June 30, 2022 and 2021, the Company did not identify nor reserve for any unrecognized tax benefits.
Our income tax provision and overall effective tax rates for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Income tax provision	$750	$815	$3,339	$1,056
Effective income tax rate	6.4%	22.0%	13.5%	21.0%

The effective tax rate was 6.4% and 13.5% for the three and six months ended June 30, 2022. The June 30, 2022 effective tax rate was lower than the U.S. statutory rate of 21.0% primarily due to the year-to-date release of federal valuation allowances.
In prior years, primarily due to the historical losses, the Company established valuation allowances against its certain deferred tax assets. At each reporting date, the Company considers new evidence, both positive and negative, that could affect its view of the future realization of its deferred tax assets. When the Company is able to demonstrate that it could generate taxable income on a sustained basis, its conclusion could change regarding the need for valuation allowance against its deferred tax assets.
During the quarter ended June 30, 2022, the Company continued to generate pre-tax profits and as a result of sustained profitability evidenced by a strong earnings history and additional positive evidence, the Company determined it was more likely than not it would be able to support realization of certain deferred tax assets and released valuation allowances of $1.9 million. The remaining valuation allowances relate to certain U.S. state deferred tax assets that are not considered realizable based on the assessment of all available evidence as of June 30, 2022.

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

Synalloy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes certain information regarding segments of the Company's operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net sales
Metals Segment	$87,182	$68,097	$175,679	$123,311
Specialty Chemicals Segment	29,020	14,990	56,741	29,554
	$116,202	$83,087	$232,420	$152,865
Operating income (loss)
Metals Segment	$12,934	$7,504	$27,426	$10,081
Specialty Chemicals Segment	2,627	(414)	5,014	642

Unallocated corporate expenses	3,322	1,360	6,351	3,127
Acquisition costs and other	157	—	688	—
Proxy contest costs and recoveries	—	632	—	168
Earn-out adjustments	(109)	1,044	(7)	1,270
Operating income	12,191	4,054	25,408	6,158
Interest expense	407	353	810	739
Loss on extinguishment of debt	—	—	—	223
Change in fair value of interest rate swap	—	—	—	(2)
Other, net	(23)	—	(58)	162
Income before income taxes	$11,807	$3,701	$24,656	$5,036

	As of
(in thousands)	June 30, 2022	December 31, 2021
Identifiable assets
Metals Segment	$196,429	$160,625
Specialty Chemicals Segment	78,013	72,908
Corporate	31,999	32,469
	$306,441	$266,002
Note 15: Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity, and capital resources during the three and six months ended June 30, 2022 and 2021, respectively. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the Annual Report), as well as the condensed consolidated financial statements (unaudited) and notes to the condensed consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of 2021. This discussion and analysis is presented in five sections:
•Executive Overview
•Results of Operations and Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Material Cash Requirements from Contractual and Other Obligations
•Critical Accounting Policies and Estimates

Executive Overview
Second Quarter 2022 Highlights
Consolidated net sales for the second quarter of 2022 were $116.2 million increasing 40.0%, or $33.1 million, compared to the second quarter of 2021. The increase was primarily driven by increases in average selling price as well as the Company's acquisition of DanChem in the fourth quarter of 2021, which is discussed in more detail in Note 2 of the notes to the unaudited condensed consolidated financial statements, partially offset by a decrease in pounds shipped. Excluding the DanChem acquisition, net sales increased 29.8%, or $24.7 million, over the second quarter of 2021.
Consolidated net income increased to $11.1 million, or $1.06 diluted earnings per share, in the second quarter of 2022, compared to net income of $2.9 million, or $0.31 diluted earnings per share, in the second quarter of 2021. Excluding the DanChem acquisition, consolidated net income increased to $10.9 million and earnings per share increased to $1.04 diluted earnings per share.
During the quarter, the Company used $1.5 million for capital expenditures focusing on growth and maintenance projects to continue to improve operational efficiencies.
In the second quarter of 2022, we experienced another period of profitable growth. We believe that we have been able to manage the impacts of significant changes in inflation rates through our customer relationships, continued pass through of rising input and other raw material costs and a continued focus on operational productivity in our facilities. During the quarter, the pass through of these continued rising input and other raw material costs as a result of the ongoing inflationary environment, as well as the acquisition of DanChem in our Specialty Chemicals Segment, helped to drive earnings growth and to offset increasing labor costs in the markets we compete and continued labor shortages in our facilities.
The second quarter of 2022 includes $8.4 million in net sales and $0.2 million in operating income attributable to the DanChem operations acquired in the fourth quarter of 2021.

Six Months Ended June 30, 2022 Highlights
Consolidated net sales for the first six months of 2022 were $232.4 million increasing 52.0%, or $79.6 million, compared to the first six months of 2021. The increase was primarily driven by increases in average selling price as well as the Company's acquisition of DanChem in the fourth quarter of 2021, which is discussed in more detail in Note 2 of the notes to the unaudited condensed consolidated financial statements, partially offset by a decrease in pounds shipped. Excluding the DanChem acquisition, net sales increased 41.7%, or $63.7 million, over the first six months of 2021.
Consolidated net income increased to $21.3 million, or $2.05 diluted earnings per share, in the first six months of 2022, compared to net income of $4.0 million, or $0.43 diluted earnings per share, in the first six months of 2021. Excluding the DanChem acquisition, consolidated net income increased to $20.9 million and earnings per share increased to $2.01 diluted earnings per share.
During the first six months of 2022, the Company generated cash flows from operating activities of $2.9 million driven by increased profitability, partially offset by working capital use due to the rise in raw material costs. The Company also used $2.6 million for capital expenditures focusing on growth and maintenance projects to continue to improve operational efficiencies during the first six months of 2022.
The first six months of 2022 includes $15.9 million in net sales and $0.4 million in operating income attributable to the DanChem operations acquired in the fourth quarter of 2021.

Macroeconomic Events
In February 2022, the United States announced targeted economic sanctions on Russia in response to the military conflict in Ukraine. As our operations are located in North America, we have no direct exposure to Russia and Ukraine. However, we are actively monitoring the broader economic impact of the crisis, especially the potential impact on commodity and fuel prices, and the potential decreased demand for our products.
We continue to monitor the impact of COVID-19 on all aspects of our business. We are a company operating in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Consistent with federal guidelines and with state and local orders to date, we have continued to operate across our footprint throughout the COVID-19 pandemic. Ensuring the health and safety of our employees, and all who visit our sites, is our top priority, and we are following all U.S. Centers for Disease Control and Prevention and state and local health department guidelines. Following the onset of COVID-19 and its negative effects on our business, most prominently reflected in our fiscal 2020 results, global economic conditions improved during fiscal 2021, resulting in increased demand for our products. Beginning in fiscal 2021 and continuing through the first two quarters of fiscal 2022, there has been a trend in many parts of the world of increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on individual, business, and government activities. The existence of new or enduring variant strains of COVID-19 may lead to a rise in infections, which could cause delays in the easing of restrictions previously in place and the implementation of new restrictions and mandates, and there are ongoing global impacts resulting directly or indirectly from the pandemic including labor shortages, logistical challenges such as increased port congestion, and increases in costs for certain goods and services. While the ongoing effects of the COVID-19 pandemic could negatively impact our results of operations, cash flows, and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time. See Part I - Item 1A, "Risk Factors," included in our Annual Report on Form 10-K for our risk factors regarding risks associated with the COVID-19 pandemic.
Results of Operations
Consolidated Performance Summary
Consolidated net sales for the second quarter of 2022 were $116.2 million, an increase of $33.1 million, or 40.0%, compared to net sales for the second quarter of 2021. The increase in net sales was primarily driven by a 60.2% increase in average selling price partially offset by a 14.9% decrease in pounds shipped. Excluding DanChem, net sales increased $24.7 million, or 29.8%, to $107.8 million primarily driven by a 62.0% increase in average selling price partially offset by a 20.1% decrease in pounds shipped.
Consolidated net sales for the first six months of 2022 were $232.4 million, an increase of $79.6 million, or 52.0%, compared to net sales for the six months of 2021. The increase in net sales for the first six months of 2022 was primarily driven by a 59.4% increase in average selling price partially offset by a 6.6% decrease in pounds shipped. Excluding DanChem, net sales increased $63.7 million, or 41.7%, to $216.6 million primarily driven by a 60.6% increase in average selling price partially offset by a 12.0% decrease in pounds shipped.
For the second quarter of 2022, consolidated gross profit increased 48.2% to $20.9 million, or 18.0% of sales, compared to $14.1 million, or 17.0% of sales in the second quarter of 2021. For the first six months of 2022, consolidated gross profit increased 90.0% to $43.4 million, or 18.7% of sales, compared to $22.8 million, or 14.9% of sales in the first six months of 2021. The increase in dollars and percentage of sales for the second quarter and first six months of 2022 were attributable to increased selling prices partially offset by increasing raw material costs, freight costs, repairs and maintenance and supplies expenses.
Consolidated selling, general, and administrative expense (SG&A) for the second quarter of 2022 increased $0.5 million to $8.6 million, or 7.4% of sales, compared to $8.1 million, or 9.8% of sales in the second quarter of 2021. The changes in SG&A for the second quarter of 2022 were primarily driven by the acquisition of DanChem in the fourth quarter of 2021 as well as increases in professional fees, travel expense and taxes, licenses and insurance expense partially offset by lower salaries, wages and benefits.
Consolidated SG&A expense for the first six months of 2022 increased $2.3 million to $17.3 million, or 7.4% of sales, compared to $15.0 million, or 9.8% of sales in the first six months of 2021. The changes in SG&A for the first six months of 2022 were primarily driven by the acquisition of DanChem in the fourth quarter of 2021 as well as increases in salaries, wages and benefits, travel expense, professional fees and taxes, licenses and insurance expense partially offset by lower share based compensation.
Consolidated operating income in the second quarter of 2022 totaled $12.2 million, increasing 200.8% compared to operating income of $4.1 million in the second quarter of 2021. Consolidated operating income for the first six months of 2022 totaled $25.4 million, increasing 312.6% compared to operating income of $6.2 million in the first six months of 2021. The operating increase in the second quarter and first six months of 2022 was primarily driven by increases in average selling price and the continued pass through of rising input and other raw material costs as well as a continued focus on operational productivity in our facilities.
Metals Segment
Net sales for the Metals Segment in the second quarter of 2022 totaled $87.2 million, an increase of $19.1 million, or 28.0%, from the second quarter of 2021. The increase was primarily driven by a 63.9% increase in average selling price partially offset by 21.9% decrease in pounds shipped. Net sales in the first six months of 2022 totaled $175.7 million, an increase of $52.4 million, or 42.5%, from the first six months of 2021. The increase was primarily driven by a 63.3% increase in average selling price partially offset by 12.8% decrease in pounds shipped.

The net sales increase for the second quarter of 2022 compared to the second quarter of 2021 is summarized as follows:

($ in thousands)	$	%	Average selling price	Units shipped

Fiberglass and steel liquid storage tanks and separation equipment	$(550)	(100.0)%	(100.0)%	(100.0)%
Heavy wall seamless carbon steel pipe and tube	963	8.7%	48.2%	(26.7)%
Stainless steel pipe and tube	19,754	42.6%	63.7%	(12.8)%
Galvanized pipe and tube	(1,082)	(10.8)%	26.9%	(29.7)%
Total increase	$19,085

The net sales increase for the first six months of 2022 compared to the first six months of 2021 is summarized as follows:

($ in thousands)	$	%	Average selling price	Units shipped

Fiberglass and steel liquid storage tanks and separation equipment	$(578)	(83.5)%	40.8%	(88.3)%
Heavy wall seamless carbon steel pipe and tube	5,549	29.3%	44.0%	(10.2)%
Stainless steel pipe and tube	42,022	48.7%	62.4%	(8.4)%
Galvanized pipe and tube	5,375	30.9%	61.2%	(18.8)%
Total increase	$52,368
SG&A expense for the second quarter of 2022 decreased to $3.8 million, or 4.4% of sales, compared to $4.9 million, or 7.2% of sales in the second quarter of 2021. The changes in SG&A were primarily driven by lower salaries, wages and benefits and lower allocated costs in the current year compared to the prior year partially offset by increases in travel expense. SG&A expense for the first six months of 2022 decreased to $8.0 million, or 4.5% of sales, compared to $9.1 million, or 7.4% of sales for the first six months of 2021. The changes in SG&A were primarily driven by lower allocated costs in the current year compared to the prior year partially offset by increases in salaries, wages and benefits and travel expense.
Operating income increased $5.4 million, or 72.3%, to $12.9 million for the second quarter of 2022 compared to $7.5 million for the second quarter of 2021. Operating income increased $17.3 million, or 172.0%, to $27.4 million for the first six months of 2022 compared to $10.1 million for the first six months of 2021. The current quarter and first six months of 2022 increase in operating income was primarily driven by the aforementioned average selling price increases due to pass through of raw material cost fluctuations.
Specialty Chemicals Segment
Net sales for the Specialty Chemicals Segment in the second quarter of 2022 totaled $29.0 million, representing a $14.0 million, or 93.6%, increase from the second quarter of 2021. The increase was driven by a 76.1% increase in average selling price partially offset by a 1.9% decrease in pounds shipped, excluding trial and dedicated facility revenue. Excluding DanChem, net sales totaled $20.6 million, representing a $5.6 million, or 37.6%, increase primarily driven by a 62.8% increase in average selling price partially offset by a 16.9% decrease in pounds shipped.
Net sales for the Specialty Chemicals Segment in the first six months of 2022 totaled $56.7 million, representing a $27.2 million, or 92.0%, increase from the first six months of 2021. The increase was driven by a 67.9% increase in average selling price and a 4.3% increase in pounds shipped, excluding trial and dedicated facility revenue. Excluding DanChem, net sales totaled $40.9 million, representing a $11.3 million, or 38.3%, increase primarily driven by a 53.4% increase in average selling price partially offset by a 10.6% decrease in pounds shipped.
SG&A expense for the second quarter of 2022 decreased to $1.6 million, or 5.5% of sales, compared to $2.0 million, or 13.4% of sales in the second quarter of 2021. The decrease in SG&A expense was primarily driven by lower salaries, wages and benefits and lower share based compensation in the period. Excluding DanChem, SG&A expense for the second quarter of 2022 decreased to $0.3 million compared to $2.0 million in the second quarter of 2021.

SG&A expense for the first six months of 2022 increased to $3.2 million, or 5.6% of sales, compared to $3.0 million, or 10.3% of sales in the first six months of 2021. The increase in SG&A expense was primarily driven by increases in professional fees and travel expense in the period partially offset by lower share based compensation. Excluding DanChem, SG&A expense for the first six months of 2022 decrease to $0.9 million compared to $3.0 million in the fist six months of 2021.
Operating income increased $3.0 million, or 735.5%, to $2.6 million for the second quarter of 2022 compared to an operating loss of $0.4 million for the second quarter of 2021. Operating income increased $4.4 million, or 680.5%, to $5.0 million for the first six months of 2022 compared to $0.6 million for the first six months of 2021. The increase in operating income is primarily driven by increases in average selling price, favorable operational efficiencies and the acquisition of DanChem in fourth quarter of 2021.
Other Items
Unallocated corporate expenses for the second quarter of 2022 increased $2.0 million, or 144.0%, to $3.3 million, or 2.9% of sales, compared to $1.4 million, or 1.6% of sales, in the prior year comparative period. Unallocated corporate expenses for the first six months of 2022 increased $3.2 million, or 103.0%, to $6.4 million, or 2.7% of sales, compared to $3.1 million, or 2.1% of sales, in the prior year comparative period. The second quarter and first six months of 2022 increases resulted primarily from decreases in allocated costs, increases in professional fees, salaries, wages and benefits, share based compensation, and taxes, licenses and insurance.
Interest expense was $0.4 million for both the second quarter of 2022 and 2021. For the first six months of 2022, interest expense to $0.8 million from $0.7 million in the first six months of 2021 primarily driven by higher debt outstanding in the current year as a result of the DanChem acquisition in the fourth quarter of 2021.
The effective tax rate was 6.4% and 13.5% for the three and six months ended June 30, 2022. The June 30, 2022 effective tax rate was lower than the U.S. statutory rate of 21.0% primarily due to the year-to-date release of federal valuation allowances. During the quarter ended June 30, 2022, the Company continued to generate pre-tax profits and as a result of sustained profitability evidenced by a strong earnings history and additional positive evidence, the Company determined it was more likely than not it would be able to support realization of certain deferred tax assets and released valuation allowances of $1.9 million. The remaining valuation allowances relate to certain U.S. state deferred tax assets that are not considered realizable based on the assessment of all available evidence as of June 30, 2022.
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

Consolidated EBITDA and Adjusted EBITDA are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Consolidated
Net income	$11,057	$2,886	$21,317	$3,980
Adjustments:
Interest expense	407	353	810	739
Change in fair value of interest rate swap	—	—	—	(2)
Income taxes	750	815	3,339	1,056
Depreciation	2,092	1,774	4,208	3,591
Amortization	721	680	1,442	1,360
EBITDA	15,027	6,508	31,116	10,724
Acquisition costs and other	157	—	688	—
Proxy contest costs and recoveries	—	632	—	168
Loss on extinguishment of debt	—	—	—	223
Earn-out adjustments	(109)	1,044	(7)	1,270
Loss on investments in equity securities and other investments	—	—	—	363
Asset impairments	—	233	—	233
Goodwill impairment	—	—	—	—
Gain on lease modification	(2)	—	(2)	—
Stock-based compensation	263	269	395	456
Non-cash lease expense	107	124	214	249
Retention expense	—	476	—	476
Restructuring and severance cost	10	477	10	477
Adjusted EBITDA	$15,453	$9,763	$32,414	$14,639
% of sales	13.3%	11.7%	13.9%	9.6%

Metals Segment EBITDA and Adjusted EBITDA are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Metals Segment
Net income	$13,074	$6,463	$27,498	$9,002
Adjustments:
Depreciation	1,163	1,350	2,376	2,742
Amortization	625	680	1,250	1,360
EBITDA	14,862	8,493	31,124	13,104
Earn-out adjustments	(109)	1,044	(7)	1,270
Stock-based compensation	(11)	46	24	83
Non-cash lease expense	(1)	—	(1)	—
Retention expense	—	476	—	476
Restructuring and severance costs	—	50	—	50
Metals Segment Adjusted EBITDA	$14,741	$10,109	$31,140	$14,983
% of segment sales	16.9%	14.8%	17.7%	12.2%

Specialty Chemicals Segment EBITDA and Adjusted EBITDA are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Specialty Chemicals Segment
Net income (loss)	$2,617	$(414)	$4,995	$641
Adjustments:
Interest expense	9	—	18	—
Depreciation	915	390	1,800	776
Amortization	96	—	192	—
EBITDA	3,637	(24)	7,005	1,417
Asset impairments	—	233	—	233
Stock-based compensation	11	136	18	167
Restructuring and severance costs	—	427	—	427
Specialty Chemicals Segment Adjusted EBITDA	$3,648	$772	$7,023	$2,244
% of segment sales	12.6%	5.2%	12.4%	7.6%

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
Sources of Liquidity
Funds generated by operating activities supplemented by our available cash and cash equivalents and our credit facilities are our most significant sources of liquidity. As of June 30, 2022, we held $0.2 million of cash and cash equivalents, as well as $41.2 million of remaining available capacity on our revolving line of credit. We believe our sources of liquidity will be sufficient to fund operations and anticipated capital expenditures as well as repay our debt obligations as they become due over the next 12 months.
Cash Flows

Cash flows from total operations were as follows:

	Six Months Ended June 30,
(in thousands)	2022	2021
Total cash provided by (used in):
Operating activities	$2,889	$4,995
Investing activities	(2,325)	(425)
Financing activities	(2,340)	(4,045)
Net (decrease) increase in cash and cash equivalents	$(1,776)	$525

Operating Activities
The decrease in cash provided by operating activities for the six months ended June 30, 2022 compared to cash provided by operating activities in the six months ended June 30, 2021 was primarily driven by increased net income in the first six months of 2022 compared to the first six months of 2021 and changes in working capital. Accounts receivable increased for the first six months of 2022 by $14.3 million, compared to an increase of $12.5 million for the first six months of 2021, driving a decrease of $2.1 million in operating cash flows for the first six months of 2022. Inventories increased $32.4 million in the first six months of 2022 compared to an increase of $5.5 million in the first six months of 2021, driving a decrease of

$26.9 million in operating cash flow for the first six months of 2022. The increase in accounts receivable and inventory was due to larger increases in average selling prices in the first six months of 2022 than experienced in the first six months of 2021, an increase in DSO from 41 days during the first six months of 2021 to 44 days in the first six months of 2022 and higher cost of inventory purchases in the first six months of 2022. The increases in cash used from accounts receivable and inventory were partially offset by an increase in accounts payable of $23.5 million in the first six months of 2022 compared to a $5.6 million increase in the first six months of 2021. The increase in accounts payable was primarily driven by higher cost inventory purchases and an increase in days payables outstanding from 32 days in the first six months of 2021 to 42 days in the first six months of 2022.
Investing Activities
Net cash used in investing activities primarily consists of transactions related to capital expenditures. The increase in cash used in investing activities for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to a increases in capital expenditures in the current year compared to the prior year.
Financing Activities
Net cash used in financing activities primarily consists of transactions related to our long-term debt and earn-out liabilities. The decrease in cash used in financing activities for the six months ended June 30, 2022 compared to cash used in financing activities for the six months ended June 30, 2021 was primarily due to decreased payments for the Company's earnout liabilities and proceeds received from the note payable associated with the Company's insurance financing agreement.
Short-term Debt
The Company has a note payable in the amount of $1.0 million with an annual interest rate of 2.77% maturing April 1, 2023 associated with the financing of the Company's insurance premium in the current year. As of June 30, 2022, the outstanding balance was $0.9 million.
Long-term Debt
The Company and its subsidiaries have a Credit Agreement with BMO providing the Company with a four-year revolving credit facility, maturing on January 15, 2025, and providing the Company with up to $150.0 million of borrowing capacity. As of June 30, 2022, the Company had $68.3 million of total borrowings outstanding with its lender, a decrease of $2.1 million from the balance at December 31, 2021. The Facility contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $7.5 million and (ii) 10% of the revolving credit facility (currently $10.5 million). As of June 30, 2022, the Company was in compliance with all debt covenants. See Note 8 in the notes to the unaudited condensed consolidated financial statements for additional information on the Company's line of credit.
Share Repurchases and Dividends
We have a share repurchase program, authorized by the Company's Board of Directors, that is executed through purchases made from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Shares repurchased are returned to status of authorized, but unissued shares of common stock or held in treasury. The Company repurchased no shares during the six months ended June 30, 2022 and 2021. As of June 30, 2022, the Company has 790,383 shares of its share repurchase authorization remaining.
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

Results of these additional measures are as follows:

	June 30, 2022	December 31, 2021
Current ratio	2.8	3.3
Debt to capital	34%	39%
Return on average equity	34.9%	21.1%
Material Cash Requirements from Contractual and Other Obligations
As of June 30, 2022, our material cash requirements for our known contractual and other obligations were as follows:
•Debt Obligations and Interest Payments - Outstanding obligations on our revolving credit facility and term loan were $63.8 million and $4.5 million, respectively, with $2.5 million payable within 12 months. The interest payments on our remaining borrowings will be determined based upon the average outstanding balance of our borrowings and the prevailing interest rate during that time. Outstanding obligations on our note payable were $0.9 million, which matures within 12 months. Interest payments on the remaining borrowings will be based on an interest rate of 2.77%. See Note 8 for further detail of our debt and the timing of expected future payments.
•Operating and Finance Leases - The Company enters into various lease agreements for the real estate and manufacturing equipment used in the normal course of business. Operating and finance lease obligations were $34.1 million, with $1.3 million payable within 12 months. See Note 9 for further detail of our lease obligations and the timing of expected future payments.
The Company has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on the Company's financial position, revenues, results of operations, liquidity, or capital expenditures. We expect capital spending to be as much as $6.5 million for the remainder of fiscal 2022.
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

Item 4. Controls and Procedures
Changes in Internal Control over Financial Reporting
Other than the actions taken as described below under “Remediation Efforts to Address Material Weaknesses”, there were no changes in the Company's internal control over financial reporting during the second quarter of 2022, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.
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
•Enhancing/designing/implementing controls over revenue recognition and accounts receivable; and,
•Enhancing/designing/implementing controls over period-end financial reporting, account reconciliation and account analysis processes.
Our remediation efforts were ongoing during the period of the report. During the second quarter of 2022, the Company filled certain key leadership roles in accounting and finance and is in the process of further enhancing the capabilities of that department and across various areas of the Company. The Company has engaged Senior Leadership across the organization to better define its ownership of areas of controls and remediation. In addition, an outside service provider has been engaged to assist management with the remediation efforts in the areas of identified weaknesses. We will require additional time to complete the implementation of our remediation plans as well as demonstrate the effectiveness of our efforts of such plans. The material weaknesses cannot be considered remediated until the applicable controls operate for a sufficient period of time and management has tested and subsequently concluded that these controls are operating effectively.
As stated above, we have begun remediating the material weaknesses identified by management and described in greater detail in our 2021 Form 10-K. Although we intend to complete the remediation process with respect to these material weaknesses as quickly as possible, we cannot at this time forecast exactly how long it will take nor can we guarantee that all of such remediation efforts will prove to be successful within a specified time period. Because the reliability of the internal control process requires repeatable execution, the successful remediation of the company’s material weaknesses will require repeated review and evidence of repeated effectiveness prior to concluding that the controls are effective. As we continue to evaluate and work to improve our internal control over financial reporting, our management may decide it necessary to take additional measures to address the material weaknesses or modify the remediation steps already underway.
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

SYNALLOY CORPORATION
(Registrant)

Date:	August 9, 2022	By:	/s/ Christopher G. Hutter
Christopher G. Hutter
President and Chief Executive Officer
(principal executive officer)

Date:	August 9, 2022	By:	/s/ Aaron M. Tam
Aaron M. Tam
Chief Financial Officer
(principal accounting officer)