Form 10-Q
period 2022-09-30
ASCENT INDUSTRIES CO.
filed 2022-11-08
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _____ to _____

COMMISSION FILE NUMBER 0-19687
Ascent Industries Co.
(Exact name of registrant as specified in its charter)

Delaware				57-0426694
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

1400 16th Street,	Suite 270,
Oak Brook,	Illinois			60523
(Address of principal executive offices)				(Zip Code)
		(630)	884-9181
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $1.00 per share	ACNT	NASDAQ Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock as of November 7, 2022 was 10,236,684

Ascent Industries Co.

Forward-Looking Statements
This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and other applicable federal securities laws. All statements that are not historical facts are forward-looking statements. Forward looking statements can be identified through the use of words such as "estimate," "project," "intend," "expect," "believe," "should," "anticipate," "hope," "optimistic," "plan," "outlook," "should," "could," "may" and similar expressions. The forward-looking statements are subject to certain risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions, including risks relating to the impact and spread of and the government’s response to COVID-19; inability to weather an economic downturn; the impact of competitive products and pricing; product demand and acceptance risks; raw material and other increased costs; raw material availability; financial stability of the Company’s customers; customer delays or difficulties in the production of products; loss of consumer or investor confidence; employee relations; ability to maintain workforce by hiring trained employees; labor efficiencies; risks associated with acquisitions; environmental issues; negative or unexpected results from tax law changes; inability to comply with covenants and ratios required by the Company’s debt financing arrangements; and other risks detailed from time-to-time in Ascent Industries Co.'s Securities and Exchange Commission filings, including our Annual Report on Form 10-K, which filings are available from the SEC. Ascent Industries Co. assumes no obligation to update any forward-looking information included in this release.

Part I - Financial Information
Item 1. Financial Statements

Ascent Industries Co.
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	(Unaudited)
	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$532	$2,021
Accounts receivable, net of allowance for credit losses of $998 and $216, respectively	55,592	50,126
Inventories, net	137,843	103,249
Prepaid expenses and other current assets	4,632	3,728
Assets held for sale	518	855
Total current assets	199,117	159,979
Property, plant and equipment, net	43,176	43,720
Right-of-use assets, operating leases, net	29,575	30,811
Goodwill	11,430	12,637
Intangible assets, net	11,794	14,382
Deferred charges, net	228	302
Other non-current assets, net	4,122	4,171
Total assets	$299,442	$266,002

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$44,815	$32,318
Accounts payable - related parties	—	2
Accrued expenses and other current liabilities	11,430	12,407
Current portion of note payable	580	—
Current portion of long-term debt	2,464	2,464
Current portion of earn-out liabilities	—	1,961
Current portion of operating lease liabilities	1,041	1,104
Current portion of finance lease liabilities	290	233
Total current liabilities	60,620	50,489
Long-term debt	70,131	67,928
Long-term portion of operating lease liabilities	31,190	32,059
Long-term portion of finance lease liabilities	1,302	1,414
Deferred income taxes	1,593	2,433
Other long-term liabilities	67	89
Total non-current liabilities	104,283	103,923

Commitments and contingencies – See Note 13

Shareholders' equity:
Common stock, par value $1 per share; authorized 24,000,000 shares; issued 11,085,103 shares	11,085	11,085
Capital in excess of par value	46,637	46,058
Retained earnings	85,021	63,080
	142,743	120,223
Less: cost of common stock in treasury - 850,671 and 918,471 shares, respectively	8,204	8,633
Total shareholders' equity	134,539	111,590
Total liabilities and shareholders' equity	$299,442	$266,002
Note: The condensed consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date. See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$100,167	$86,182	$332,587	$239,047
Cost of sales	88,598	68,176	277,649	198,219
Gross profit	11,569	18,006	54,938	40,828

Selling, general and administrative	9,853	6,948	27,133	21,941
Acquisition costs and other	149	201	837	201
Proxy contest costs and recoveries	—	—	—	168
Earn-out adjustments	—	160	(7)	1,430
Asset impairments	—	—	—	233
Operating income	1,567	10,697	26,975	16,855
Other expense (income)
Interest expense	827	329	1,637	1,068
Loss on extinguishment of debt	—	—	—	223
Change in fair value of interest rate swaps	—	—	—	(2)
Other, net	(118)	(10)	(176)	152
Income before income taxes	858	10,378	25,514	15,414
Income tax provision	234	2,179	3,573	3,235
Net income	$624	$8,199	$21,941	$12,179

Net income per common share:
Basic	$0.06	$0.88	$2.14	$1.32
Diluted	$0.06	$0.87	$2.11	$1.30

Weighted average shares outstanding:
Basic	10,253	9,287	10,235	9,237
Dilutive effect from stock options and grants	212	116	172	111
Diluted	10,465	9,403	10,407	9,348
See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net income	$21,941	$12,179
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	6,380	5,459
Amortization expense	2,588	2,041
Amortization of debt issuance costs	74	71
Asset impairments	—	233
Loss on extinguishment of debt	—	223
Deferred income taxes	(1,227)	(615)
Earn-out adjustments	(7)	1,430
Payments on earn-out liabilities in excess of acquisition date fair value	(662)	(11)
Provision for (reduction of) losses on accounts receivable	782	(388)
Provision for losses on inventories	1,871	2,286
Loss (gain) on disposal of property, plant and equipment	31	(580)
Non-cash lease expense	322	373
Non-cash lease termination loss	—	5
Change in fair value of interest rate swap	—	(2)
Issuance of treasury stock for director fees	364	58
Stock-based compensation expense	961	695
Changes in operating assets and liabilities:
Accounts receivable	(6,249)	(15,525)
Inventories	(36,127)	(15,539)
Other assets and liabilities	(782)	(1,443)
Accounts payable	11,774	15,118
Accounts payable - related parties	(2)	2
Accrued expenses	(1,594)	3,272
Accrued income taxes	555	6,844
Net cash provided by operating activities	993	16,186
Investing activities
Purchases of property, plant and equipment	(3,467)	(761)
Proceeds from disposal of property, plant and equipment	5	1,054
Net cash (used in) provided by investing activities	(3,462)	293
Financing activities
Borrowings from long-term debt	352,513	41,648
Proceeds from note payable	967	—
Proceeds from exercise of stock options	175	—
Payments on long-term debt	(350,311)	(54,056)
Payments on note payable	(387)	—
Principal payments on finance lease obligations	(193)	(31)
Payments on earn-out liabilities	(1,292)	(2,891)
Payments for termination of interest rate swap	—	(46)
Repurchase of common stock	(492)	—
Payments of deferred financing costs	—	(165)
Net cash provided by (used in) financing activities	980	(15,541)
(Decrease) increase in cash and cash equivalents	(1,489)	938
Cash and cash equivalents at beginning of period	2,021	236
Cash and cash equivalents at end of period	$532	$1,174

Ascent Industries Co.
Condensed Consolidated Statements of Cash Flows (Unaudited)
Continued

	Nine Months Ended September 30,
Supplemental Disclosure of Cash Flow Information	2022	2021
Cash paid for:
Interest	$1,176	$994
Income taxes	4,248	$649

Noncash Investing Activities:
Capital expenditures, not yet paid	$785	$—
See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)
(in thousands)

	Three Months Ended September 30, 2022

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Cost of Common Stock in Treasury	Total
	Shares	Amount
Balance June 30, 2022	11,085	$11,085	$46,162	$84,397	$(7,760)	$133,884
Net income	—	—	—	624	—	624
Issuance of 4,102 shares of common stock from treasury	—	—	(39)	—	39	—
Exercise of stock options for 980 shares, net	—	—	4	—	9	13
Stock-based compensation	—	—	510	—	—	510
Repurchase of 30,200 shares of common stock	—	—	—	—	(492)	(492)
Balance September 30, 2022	11,085	$11,085	$46,637	$85,021	$(8,204)	$134,539
See accompanying notes to condensed consolidated financial statements.

	Nine Months Ended September 30, 2022

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Cost of Common Stock in Treasury	Total
	Shares	Amount
Balance December 31, 2021	11,085	$11,085	$46,058	$63,080	$(8,633)	$111,590
Net income	—	—	—	21,941	—	21,941
Issuance of 79,903 shares of common stock from treasury	—	—	(387)	—	751	364
Exercise of stock options for 18,098 shares, net	—	—	5	—	170	175
Stock-based compensation	—	—	961	—	—	961
Repurchase of 30,200 shares of common stock	—	—	—	—	(492)	(492)
Balance September 30, 2022	11,085	$11,085	$46,637	$85,021	$(8,204)	$134,539
See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
Continued

	Three Months Ended September 30, 2021

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Cost of Common Stock in Treasury	Total
	Shares	Amount
Balance June 30, 2021	10,300	$10,300	$37,309	$46,815	$(9,693)	$84,731
Net income	—	—	—	8,199	—	8,199
Issuance of 60,494 shares of common stock from treasury	—	—	(511)	—	569	58
Stock-based compensation	—	—	239	—	—	239
Balance September 30, 2021	10,300	$10,300	$37,037	$55,014	$(9,124)	$93,227
See accompanying notes to condensed consolidated financial statements.

	Nine Months Ended September 30, 2021

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Cost of Common Stock in Treasury	Total
	Shares	Amount
Balance December 31, 2020	10,300	$10,300	$37,719	$42,835	$(10,559)	$80,295
Net income	—	—	—	12,179	—	12,179
Issuance of 152,666 shares of common stock from treasury	—	—	(1,377)	—	1,435	58
Stock-based compensation	—	—	695	—	—	695
Balance September 30, 2021	10,300	$10,300	$37,037	$55,014	$(9,124)	$93,227

Ascent Industries Co.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Unless indicated otherwise, the terms "Company," "we," "us," and "our" refer to Ascent Industries Co. and its consolidated subsidiaries.

Note 1: Basis of Presentation
Basis of Financial Statement Presentation
The accompanying unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The unaudited condensed consolidated financial statements, in the opinion of management, contain all normal recurring adjustments necessary to present a fair statement of the condensed consolidated balance sheets as of September 30, 2022, the statements of income and shareholders’ equity for the three and nine months ended September 30, 2022 and 2021, and the statements of cash flows for the nine months ended September 30, 2022 and 2021. The December 31, 2021 condensed consolidated balance sheet was derived from the audited financial statements.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (the "Annual Report"). The financial results for the interim periods may not be indicative of the financial results for the entire year as our future assessment of our current expectations, including consideration of the unknown future impacts of the COVID-19 pandemic, could result in material impacts to our consolidated financial statements in future reporting periods.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP required management to make estimates and judgments that affect the amounts reported and disclosed in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
Name Change
On August 5, 2022, we filed with the Secretary of State of the State of Delaware a Certificate of Amendment to our Certificate of Incorporation to change our corporate name from Synalloy Corporation to Ascent Industries Co., effective August 10, 2022.

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

Ascent Industries Co.
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
During the three and nine months ended September 30, 2022, subsequent to the preliminary estimates of fair value of identifiable assets acquired and liabilities assumed, management revised the initial estimate of the fair value of property, plant and equipment resulting in an increase of $1.6 million. As a result of this revision within the measurement period, goodwill was decreased by $1.2 million and the Company's deferred tax balances were increased by $0.4 million. In addition, the change to the provisional amount resulted in an increase in depreciation expense and accumulated depreciation of $0.2 million of which $0.1 million relates to a previous reporting period.
The table below summarizes the preliminary estimates of fair value of identifiable assets acquired and liabilities assumed in the Acquisition and the revisions made in the third quarter of 2022. These preliminary estimates of the fair value are subject to additional revisions, which may result in additional adjustments to the values presented below.

(in thousands)	October 22, 2021	Revisions	September 30, 2022
Cash and cash equivalents	$1,533		$1,533
Accounts receivable, net of allowance for credit losses of $118	5,358		5,358
Inventories, net	1,561		1,561
Prepaid expenses and other current assets	454		454
Property, plant and equipment, net	15,697	$1,594	17,291
Right of use asset, operating leases, net	208		208
Intangible assets, net	5,750		5,750
Total identifiable assets acquired	$30,561	$1,594	$32,155

Accounts payable	$1,751		$1,751
Accrued expenses and other current liabilities	1,622		1,622
Current portion of operating lease liabilities	51		51
Current portion of finance lease liabilities	215		215
Deferred income taxes	2,542	$387	2,929
Long-term portion of operating lease liabilities	157		157
Long-term portion of finance lease liabilities	1,408		1,408
Total identifiable liabilities assumed	$7,746	$387	$8,133

Net identifiable assets acquired	$22,815	$1,207	$24,022
Transaction price	34,097		34,097
Goodwill	$11,282	$(1,207)	$10,075
The Company is in the process of finalizing the value of deferred tax balances and the Company's estimates of these values was still preliminary on September 30, 2022, pending completion of the DanChem pre-acquisition tax returns. Therefore, these provisional amounts are subject to change as the Company continues to evaluate information required to complete the valuations throughout the measurement period, which will not exceed one year from the acquisition date.

Ascent Industries Co.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Goodwill is calculated as the excess of the purchase price over the fair value of the net assets acquired. The recognized goodwill is attributable to operational synergies, assembled workforce and growth opportunities and was allocated to the Company's Specialty Chemicals segment. Substantially all of the goodwill resulting from this acquisition is not expected to be deductible for tax purposes.
The Company had no one-time, acquisition-related costs recognized in acquisition costs and other expenses in the unaudited condensed consolidated statements of income for the three months ended September 30, 2022. Approximately $0.4 million of one-time, acquisition-related costs, is recognized in acquisition costs and other expenses in the unaudited condensed consolidated statements of income for the nine months ended September 30, 2022.
The Company identified DanChem’s customer relationships, product development know-how, and tradename as finite-lived assets with estimated fair values as of the acquisition date of $5.1 million, $0.5 million, and $0.2 million, respectively. The finite-lived assets are subject to amortization using either an accelerated or straight-line method over 15 years.
Total net sales and operating loss for DanChem for the three and nine months ended September 30, 2022 were as follows:

(in thousands)	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Net sales	$8,306	$24,167
Operating loss	$(728)	$(286)
Note 3: Revenue Recognition
Revenue is generated primarily from contracts to produce, ship and deliver steel and chemical products. The Company’s performance obligations are satisfied and revenue is recognized when control and title of the contract promised goods or services is transferred to our customers for product shipped or services rendered. Revenues are recorded net of any sales incentives and discounts. Sales tax and other taxes we collect with revenue-producing activities are excluded from revenue. Shipping costs charged to customers are treated as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer. Costs related to obtaining sales contracts are incidental and are expensed when incurred. Because customers are invoiced at the time title transfers and the Company’s right to consideration is unconditional at that time, the Company does not maintain contract asset balances. Additionally, the Company does not maintain material contract liability balances, as performance obligations for substantially all contracts are satisfied prior to customer payment for product. The Company offers industry standard payment terms.
The following table presents the Company's revenues, disaggregated by product group. Substantially all of the Company's revenues are derived from contracts with customers where performance obligations are satisfied at a point-in-time.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Fiberglass and steel liquid storage tanks and separation equipment	$287	$189	401	881
Heavy wall seamless carbon steel pipe and tube	12,333	10,398	36,782	29,347
Stainless steel pipe and tube	52,309	48,331	180,633	134,632
Galvanized pipe and tube	7,910	11,209	30,701	28,578
Specialty Chemicals	27,328	16,055	84,070	45,609
Net sales	$100,167	$86,182	$332,587	$239,047
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

Ascent Industries Co.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Level 3: Contingent consideration (earn-out) liabilities
The fair value of contingent consideration ("earn-out") liabilities resulting from the 2018 MUSA-Galvanized acquisition and the 2019 American Stainless acquisition are classified as Level 3. Each quarter-end, the Company re-evaluates its assumptions for all earn-out liabilities and adjusts to reflect the updated fair values. Changes in the estimated fair value of the earn-out liabilities are reflected in operating income in the periods in which they are identified. Changes in the fair value of the earn-out liabilities may materially impact and cause volatility in the Company's operating results. The significant unobservable inputs used in the fair value measurement of the Company's earn-out liabilities are the discount rate, timing of the estimated payouts, and future revenue projections. Significant increases (decreases) in any of those inputs would not have resulted in a material difference in the fair value measurement of the earn-out liabilities for the nine months ended September 30, 2022.
The following table presents a summary of changes in fair value of the Company's Level 3 earn-out liabilities measured on a recurring basis for the nine months ended September 30, 2022:

(in thousands)	MUSA-Galvanized	American Stainless	Total
Balance December 31, 2021	$1,106	$855	$1,961
Earn-out payments during the period	(1,099)	(855)	(1,954)
Changes in fair value during the period	(7)	—	(7)
Balance September 30, 2022	$—	$—	$—
For the three and nine months ended September 30, 2022, the Company had no unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value instruments.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
During the three and nine months ended September 30, 2022, the Company's only significant measurements of assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition were certain assets classified as held for sale.
Assets Held for Sale
On February 17, 2021, the Board of Directors authorized the permanent cessation of operations at Palmer of Texas Tanks, Inc. ("Palmer") and the subleasing of the Palmer facility. As of December 31, 2021, the Company permanently ceased operations at the Palmer facility and determined that the remaining asset group met the criteria to be classified as held for sale, and therefore classified the related assets as held for sale on the consolidated balance sheets. The Company determined that the exit from this business did not represent a strategic shift that had a major effect on its consolidated results of operations, and therefore this business was not classified as discontinued operations. As of September 30, 2022, the remaining Palmer assets continue to be classified as held for sale. The results of operations for this business are included within the Tubular Products segment for all periods presented in this quarterly report. The Company uses observable inputs, such as prices of comparable assets in active markets to determine the fair value of the remaining assets. The Company classifies these fair value measurements as Level 2.

Ascent Industries Co.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The assets classified as held for sale are as follows:

(in thousands)	September 30, 2022	December 31, 2021
Inventory, net	$307	$617
Property, plant and equipment, net	211	238
Assets held for sale	$518	$855
The Company remains obligated under the terms of the leases for the rent and other costs that may be associated with the lease of the facility through 2036. The Company currently has a sublease for a portion of the Palmer facility and is actively negotiating a sublease for the remaining portion of the facility. The Company will continue to dispose of the remaining assets throughout fiscal 2022.
During the three and nine months ended September 30, 2021, the Company's only significant measurements of assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition were certain long-lived assets. During the three and nine months ended September 30, 2021, the Company determined that technology associated with certain long lived assets within the Specialty Chemicals segment was obsolete and, as a result, recognized a non-cash, pre-tax asset impairment charge of $0.2 million.
Fair Value of Financial Instruments
The fair values of cash and cash equivalents, accounts receivable, accounts payable and the Company's note payable approximated their carrying value because of the short-term nature of these instruments. The Company's revolving line of credit and long-term debt, which is based on a variable interest rate, are also reflected in the financial statements at carrying value which approximate fair values as of September 30, 2022. See Note 8 for further information on the Company's debt.
Note 5: Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined by either specific identification or weighted average methods. The components of inventories are as follows:

(in thousands)	September 30, 2022	December 31, 2021
Raw materials	$71,567	$48,745
Work-in-process	28,068	25,187
Finished goods	41,015	30,666
	140,650	104,598
Less: inventory reserves	(2,807)	(1,349)
Inventories, net	$137,843	$103,249

Note 6: Property, Plant and Equipment
Property, plant and equipment consist of the following:

(in thousands)	September 30, 2022	December 31, 2021
Land	$723	$723
Leasehold improvements	3,807	4,641
Buildings	1,478	53
Machinery, fixtures and equipment	113,190	110,127
Construction-in-progress	3,171	1,900
	122,369	117,444
Less: accumulated depreciation and amortization	(79,193)	(73,724)
Property, plant and equipment, net	$43,176	$43,720

Ascent Industries Co.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth depreciation expense related to property, plant and equipment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Cost of sales	$2,112	$1,822	$6,198	$5,269
Selling, general and administrative	59	46	182	190
Total depreciation	$2,171	$1,868	$6,380	$5,459

Note 7: Goodwill, Intangible Assets and Deferred Charges
Goodwill
During the three months ended September 30, 2022, management revised the initial estimate of the fair value of property, plant and equipment acquired as part of the DanChem acquisition. As a result of this revision within the measurement period, goodwill was decreased by $1.2 million. The Company's goodwill balance of $11.4 million and $12.6 million as of September 30, 2022, and year ended December 31, 2021, respectively, was attributable to the Specialty Chemicals segment.

Intangible Assets
Intangible assets represent the fair value of intellectual, non-physical assets resulting from business acquisitions and are amortized over their estimated useful life using either an accelerated or straight-line method over a period of eight to 15 years.
The balance of intangible assets subject to amortization are as follows:

(in thousands)	September 30, 2022	December 31, 2021
Intangible assets, gross	$28,876	$28,876
Accumulated amortization of intangible assets	(17,082)	(14,494)
Intangible assets, net	$11,794	$14,382
Estimated amortization expense related to intangible assets for the next five years are as follows:

(in thousands)
Remainder of 2022	$816
2023	1,683
2024	1,648
2025	1,467
2026	1,226
2027	1,036
Thereafter	3,918

Deferred Charges
Deferred charges represent debt issuance costs and are amortized over their estimated useful lives using the straight-line method over a period of four years.
The balance of deferred charges subject to amortization are as follows:

(in thousands)	September 30, 2022	December 31, 2021
Deferred charges, gross	$398	$398
Accumulated amortization of deferred charges	(170)	(96)
Deferred charges, net	$228	$302

Ascent Industries Co.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 8: Debt
Short-term debt
On June 6, 2022, the Company entered into a note payable in the amount of $1.0 million with an interest rate of 2.77% maturing April 1, 2023. The agreement is associated with the financing of the Company's insurance premium in the current year. As of September 30, 2022, the outstanding balance was $0.6 million.
Long-term debt
Long-term debt consists of the following:

(in thousands)	September 30, 2022	December 31, 2021
Revolving line of credit, due January 15, 2025	$68,309	$65,571
Term loan, due January 15, 2025	4,286	4,821
Total long-term debt	72,595	70,392
Less: Current portion of long-term debt	(2,464)	(2,464)
Long-term debt, less current portion	$70,131	$67,928
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
We have pledged all of our accounts receivable, inventory, and certain machinery and equipment as collateral for the Credit Agreement. Availability under the Credit Agreement is subject to the amount of eligible collateral as determined by the lenders' borrowing base calculations. Amounts outstanding under the revolving line of credit portion of the Facility currently bear interest, at the Company's option, at (a) the Base Rate (as defined in the Credit Agreement) plus 0.50%, or (b) LIBOR plus 1.50%. Amounts outstanding under the delayed draw term loan portion of the Facility bear interest at LIBOR plus 1.65%. The Facility also provides an unused commitment fee based on the daily used portion of the Facility. The weighted average interest rate per annum was 2.94% as of September 30, 2022.
Pursuant to the Credit Agreement, the Company was required to pledge all of its tangible and intangible properties, including the stock and membership interests of its subsidiaries. The Facility contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $7.5 million and (ii) 10% of the revolving credit facility (currently $10.5 million). As of September 30, 2022, the Company was in compliance with all debt covenants.
As of September 30, 2022, the Company had $36.7 million of remaining available capacity under its credit facility.

Ascent Industries Co.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 9: Leases
Balance Sheet Presentation
Operating and finance lease amounts included in the unaudited condensed consolidated balance sheet are as follows (in thousands):

Classification	Financial Statement Line Item	September 30, 2022	December 31, 2021
Assets	Right-of-use assets, operating leases	$29,575	$30,811
Assets	Property, plant and equipment	1,572	1,640
Current liabilities	Current portion of lease liabilities, operating leases	1,041	1,104
Current liabilities	Current portion of lease liabilities, finance leases	290	233
Non-current liabilities	Non-current portion of lease liabilities, operating leases	31,190	32,059
Non-current liabilities	Non-current portion of lease liabilities, finance leases	1,302	1,414
Total Lease Cost
Individual components of the total lease cost incurred by the Company are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Operating lease cost[1]	$1,045	$1,026	$3,137	$3,072
Finance lease cost:
Amortization of right-of-use assets	71	13	204	33
Interest on finance lease liabilities	9	1	27	2
Sublease income	(32)	—	(96)	—
Total lease cost	$1,093	$1,040	$3,272	$3,107
1Includes short term leases, which are immaterial
Reduction in carrying amounts of right-of-use assets held under finance leases is included in depreciation expense. Minimum rental payments under operating leases are recognized on a straight-line method over the term of the lease including any periods of free rent and are included in selling, general, and administrative expense on the unaudited condensed consolidated statement of income.
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
Future expected cash receipts from the sublease as of September 30, 2022 are as follows:

(in thousands)	Sublease Receipts
Remainder of 2022	$32
2023	129
2024	132
2025	134
2026	137
Thereafter	1,490
Total sublease receipts	$2,054

Ascent Industries Co.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Maturity of Leases
The amounts of undiscounted future minimum lease payments under leases as of September 30, 2022 are as follows:

(in thousands)	Operating	Finance
Remainder of 2022	$927	$83
2023	3,645	311
2024	3,667	257
2025	3,687	244
2026	3,703	244
Thereafter	39,917	570
Total undiscounted minimum future lease payments	55,546	1,709
Imputed interest	(23,315)	(116)
Present value of lease liabilities	$32,231	$1,593
Lease Term and Discount Rate

Weighted-average remaining lease term	September 30, 2022	December 31, 2021
Operating leases	13.84 years	14.43 years
Finance leases	6.25 years	7.07 years
Weighted-average discount rate
Operating leases	8.31%	8.30%
Finance leases	2.34%	2.27%
During the three and nine months ended September 30, 2022, the Company entered into new operating lease agreements resulting in an additional $0.2 million of right-of-use assets and lease liabilities.
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
During the three and nine months ended September 30, 2022, the Company purchased 30,200 shares under the stock repurchase program at an average price of approximately $16.29 per share for an aggregate amount of $0.5 million. During the three and nine months ended September 30, 2021, the Company purchased no shares under the stock repurchase program.
As of September 30, 2022, the Company has 760,183 shares of its share repurchase authorization remaining.

Ascent Industries Co.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 11: Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net income	$624	$8,199	$21,941	$12,179
Denominator:
Denominator for basic earnings per share - weighted average shares	10,253	9,287	10,235	9,237
Effect of dilutive securities:
Employee stock options and stock grants	212	116	172	111
Denominator for diluted earnings per share - weighted average shares	10,465	9,403	10,407	9,348

Net income per share:
Basic	$0.06	$0.88	$2.14	$1.32
Diluted	$0.06	$0.87	$2.11	$1.30
The diluted earnings per share calculations exclude the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. The Company had an insignificant number of shares that were anti-dilutive for the three and nine months ended September 30, 2022. The Company had 0.3 million and 0.2 million shares of common stock that were anti-dilutive for both the three and nine months ended September 30, 2021.
Note 12: Income Taxes
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal examinations for years before 2018 or state examinations for years before 2017. During the three and nine months ended September 30, 2022 and 2021, the Company did not identify nor reserve for any unrecognized tax benefits.
Our income tax provision and overall effective tax rates for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Income tax provision	$234	$2,179	$3,573	$3,235
Effective income tax rate	27.3%	21.0%	14.0%	21.0%

The effective tax rate was 27.3% and 14.0% for the three and nine months ended September 30, 2022. The three months ended September 30, 2022, effective tax rate was higher than the U.S. statutory rate 21.0% primarily due to lower quarter to date pretax earnings relative to permanent differences. The nine months ended September 30, 2022, effective tax rate was lower than the U.S. statutory rate of 21.0% primarily due to the year-to-date release of federal valuation allowances.
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
During the nine months ended September 30, 2022, the Company continued to generate pre-tax profits and as a result of sustained profitability evidenced by a strong earnings history and additional positive evidence, the Company determined it was more likely than not it would be able to support realization of certain deferred tax assets and released valuation allowances of $1.9 million. The remaining valuation allowances relate to certain U.S. state deferred tax assets that are not considered realizable based on the assessment of all available evidence as of September 30, 2022.

Ascent Industries Co.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The three and nine months ended September 30, 2021, effective tax rates approximated the U.S. statutory rate of 21.0%.
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
Note 14: Industry Segments
Ascent Industries Co. has two reportable segments: Tubular Products and Specialty Chemicals. The Tubular Products segment includes the operating results of the Company’s plants involved in the production and distribution of stainless steel, galvanized steel and seamless carbon pipe and tube. The Tubular Products segment includes the operating results of our Palmer business in Andrews, Texas currently held for sale, which will be removed from the segment beginning in 2023. The Tubular Products segment serves markets through pipe and tube and customers in the appliance, architectural, automotive and commercial transportation, brewery, chemical, petrochemical, pulp and paper, mining, power generation (including nuclear), water and waste-water treatment, liquid natural gas ("LNG"), food processing, pharmaceutical, oil and gas and other industries.

The Specialty Chemicals segment includes the operating results of the Company’s plants involved in the production of specialty chemicals. The Specialty Chemicals segment produces products for the pulp and paper, coatings, adhesives, sealants and elastomers (CASE), textile, automotive, household, industrial and institutional ("HII"), agricultural, water and waste-water treatment, construction, oil and gas and other industries.

The chief operating decision maker evaluates performance and determines resource allocations based on a number of factors, the primary measures being operating income and Adjusted earnings (loss) before interest, income taxes, depreciation and amortization. Adjusted earnings (loss) before interest, income taxes, depreciation and amortization excludes certain items that management believes are not indicative of future results.

The accounting principles applied at the operating segment level are the same as those applied at the consolidated financial statement level. Intersegment sales and transfers are eliminated at the corporate consolidation level.

Ascent Industries Co.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes certain information regarding segments of the Company's operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net sales
Tubular Products	$72,839	$70,127	$248,517	$193,438
Specialty Chemicals	27,328	16,055	84,070	45,609
	$100,167	$86,182	$332,587	$239,047
Operating income
Tubular Products	$4,509	$11,711	$31,935	$21,793
Specialty Chemicals	1,097	1,356	6,111	1,999

Corporate
Unallocated corporate expenses	3,890	2,009	10,241	5,138
Acquisition costs and other	149	201	837	201
Proxy contest costs and recoveries	—	—	—	168
Earn-out adjustments	—	160	(7)	1,430
Total Corporate	4,039	2,370	11,071	6,937
Operating income	1,567	10,697	26,975	16,855
Interest expense	827	329	1,637	1,068
Loss on extinguishment of debt	—	—	—	223
Change in fair value of interest rate swap	—	—	—	(2)
Other, net	(118)	(10)	(176)	152
Income before income taxes	$858	$10,378	$25,514	$15,414

	As of
(in thousands)	September 30, 2022	December 31, 2021
Identifiable assets
Tubular Products	$190,646	$160,625
Specialty Chemicals	$77,391	72,908
Corporate	$31,405	32,469
	$299,442	$266,002
Note 15: Subsequent Events
During the fourth quarter of 2022, the Company entered into an amended sublease agreement with a third party to sublease the entirety of the Palmer facility. The sublease agreement amends the previous sublease agreement entered into in the fourth quarter of 2021 and continues through the remaining term of the Master Lease Agreement. The sublease will expire on September 30, 2036, unless terminated in accordance with the amended sublease agreement. The sublease provides for an annual base rent of approximately $0.5 million in the first year, which increases on an annual basis by 2.0%. The sublessee is responsible for its pro rata share of certain costs, taxes and operating expenses related to the subleased space. The sublease includes an initial security deposit of $0.1 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity, and capital resources during the three and nine months ended September 30, 2022 and 2021, respectively. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the Annual Report), as well as the condensed consolidated financial statements (unaudited) and notes to the condensed consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of 2021. This discussion and analysis is presented in five sections:
•Executive Overview
•Results of Operations and Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Material Cash Requirements from Contractual and Other Obligations
•Critical Accounting Policies and Estimates

Executive Overview
Name Change
On August 5, 2022, we filed with the Secretary of State of the State of Delaware a Certificate of Amendment to our Certificate of Incorporation to change our corporate name from Synalloy Corporation to Ascent Industries Co., effective August 10, 2022.
Third Quarter 2022 Highlights
Consolidated net sales for the third quarter of 2022 were $100.2 million increasing 16.2%, or $14.0 million, compared to the third quarter of 2021. The increase was primarily driven by increases in average selling price as well as the Company's acquisition of DanChem in the fourth quarter of 2021, which is discussed in more detail in Note 2 of the notes to the unaudited condensed consolidated financial statements, partially offset by a decrease in pounds shipped. Excluding the DanChem acquisition, net sales increased 6.6%, or $5.7 million, over the third quarter of 2021.
Consolidated net income decreased to $0.6 million, or $0.06 diluted earnings per share, in the third quarter of 2022, compared to net income of $8.2 million, or $0.87 diluted earnings per share, in the third quarter of 2021. Excluding the DanChem acquisition, consolidated net income decreased to $1.4 million and earnings per share decreased to $0.13 diluted earnings per share.
During the quarter, the Company used $1.6 million for capital expenditures focusing on growth and maintenance projects to continue to improve operational efficiencies.
In the third quarter of 2022, we delivered another quarter of financial performance with our sixth consecutive quarter of top line year-over-year growth and positive earnings with both segments delivering strong top line growth. We continue to experience varying levels of inflation, increased shipping and transportation costs and increased labor and raw material costs in both segments of our business caused by current economic conditions, however we have continued to manage the impacts of significant changes in inflation rates and other economic disruptions through our customer relationships, continued pass through of rising input and other raw material costs and a continued focus on operational productivity in our facilities. During the quarter we continued to make progress on our transformation efforts and strategic priorities by investing in upgrades and new equipment at our facilities to further enhance and improve manufacturing processes, continued to focus on operational efficiencies within our facilities and continued efforts to maximize our working capital use. During the quarter, we also repurchased 30,200 shares for $0.5 million through our share repurchase program as part of our continued efforts to create sustainable value for our shareholders.
The third quarter of 2022 includes $8.3 million in net sales and $0.7 million in operating loss attributable to the DanChem operations acquired in the fourth quarter of 2021.

Nine Months Ended September 30, 2022 Highlights
Consolidated net sales for the first nine months of 2022 were $332.6 million increasing 39.1%, or $93.5 million, compared to the first nine months of 2021. The increase was primarily driven by increases in average selling price as well as the Company's acquisition of DanChem in the fourth quarter of 2021, which is discussed in more detail in Note 2 of the notes to the unaudited condensed consolidated financial statements, partially offset by a decrease in pounds shipped. Excluding the DanChem acquisition, net sales increased 29.0%, or $69.4 million, over the first nine months of 2021.
Consolidated net income increased to $21.9 million, or $2.11 diluted earnings per share, in the first nine months of 2022, compared to net income of $12.2 million, or $1.30 diluted earnings per share, in the first nine months of 2021. Excluding the DanChem acquisition, consolidated net income increased to $22.3 million and earnings per share increased to $2.14 diluted earnings per share.
During the first nine months of 2022, the Company generated cash flows from operating activities of $1.0 million compared to $16.2 million in the first nine months of 2021. The decrease is primarily driven by increased working capital use due to the rise in raw material costs partially offset by increased profitability. The Company also used $4.3 million for capital expenditures during the first nine months of 2022 compared to $0.8 million in the first nine months of 2021. The increase in capital expenditures was primarily driven by growth and maintenance projects to continue to improve operational efficiencies.
The first nine months of 2022 includes $24.2 million in net sales and $0.3 million in operating loss attributable to the DanChem operations acquired in the fourth quarter of 2021.

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

There are additional macroeconomic uncertainties, including continued global supply chain constraints, labor shortages and the continuing impact of inflation, which continues to impact the Company's raw material and distribution costs. The Company continues efforts to implement price increases to offset these inflationary pressures and continues to take action to improve working capital and evaluate other opportunities to maintain and improve financial performance in the short and long term.
Results of Operations
Consolidated Performance Summary
Consolidated net sales for the third quarter of 2022 were $100.2 million, an increase of $14.0 million, or 16.2%, compared to net sales for the third quarter of 2021. The increase in net sales was primarily driven by a 38.7% increase in average selling price partially offset by a 16.8% decrease in pounds shipped. Excluding DanChem, net sales increased $5.7 million, or 6.6%, to $91.9 million primarily driven by a 40.8% increase in average selling price partially offset by a 23.6% decrease in pounds shipped.
Consolidated net sales for the first nine months of 2022 were $332.6 million, an increase of $93.5 million, or 39.1%, compared to net sales for the nine months of 2021. The increase in net sales for the first nine months of 2022 was primarily driven by a 51.9% increase in average selling price partially offset by a 9.9% decrease in pounds shipped. Excluding DanChem, net sales increased $69.4 million, or 29.0%, to $308.4 million primarily driven by a 53.4% increase in average selling price partially offset by a 15.8% decrease in pounds shipped.
For the third quarter of 2022, consolidated gross profit decreased 35.8% to $11.6 million, or 11.5% of sales, compared to $18.0 million, or 20.9% of sales in the third quarter of 2021. The decrease for the third quarter of 2022 was attributable to continued increasing raw material costs, freight costs, and other manufacturing costs partially offset by increased selling prices. For the first nine months of 2022, consolidated gross profit increased 34.6% to $54.9 million, or 16.5% of sales, compared to $40.8 million, or 17.1% of sales in the first nine months of 2021. The increase for the first nine months of 2022 was attributable to increased selling prices partially offset by increasing raw material costs, freight costs, other manufacturing costs.
Consolidated selling, general, and administrative expense (SG&A) for the third quarter of 2022 increased $3.0 million to $9.9 million, or 9.8% of sales, compared to $6.9 million, or 8.1% of sales in the third quarter of 2021. Consolidated SG&A expense for the first nine months of 2022 increased $5.2 million to $27.1 million, or 8.2% of sales, compared to $21.9 million, or 9.2% of sales in the first nine months of 2021. The increase in SG&A expense for the third quarter and first nine months of 2022 was primarily driven by the acquisition of DanChem in the fourth quarter of 2021 as well as increases in professional fees, incentive bonus expense, and bad debt expense, lower realized gains on the disposal of assets compared to the prior year partially offset by lower salaries, wages and benefits.
Consolidated operating income in the third quarter of 2022 totaled $1.6 million compared to operating income of $10.7 million in the third quarter of 2021. The operating decrease in the third quarter of 2022 was primarily driven by the aforementioned decrease in gross margin and increases in SG&A costs partially offset by increases in average selling prices. Consolidated operating income for the first nine months of 2022 totaled $27.0 million, increasing 60.0% compared to operating income of $16.9 million in the first nine months of 2021. The operating increase in the third quarter and first nine months of 2022 was primarily driven by increases in average selling prices and a continued focus on operational productivity in our facilities partially offset by increases in raw material costs and increases in SG&A.
Tubular Products
Net sales for the Tubular Products segment in the third quarter of 2022 totaled $72.8 million, an increase of $2.7 million, or 3.9%, from the third quarter of 2021. The increase was primarily driven by a 40.4% increase in average selling price partially offset by 25.2% decrease in pounds shipped. Net sales in the first nine months of 2022 totaled $248.5 million, an increase of $55.1 million, or 28.5%, from the first nine months of 2021. The increase was primarily driven by a 54.8% increase in average selling price partially offset by 16.7% decrease in pounds shipped.

The net sales increase for the third quarter of 2022 compared to the third quarter of 2021 is summarized as follows:

($ in thousands)	$	%	Average selling price	Units shipped

Fiberglass and steel liquid storage tanks and separation equipment	$98	51.7%	(52.2)%	220.4%
Heavy wall seamless carbon steel pipe and tube	1,935	18.6%	39.4%	(14.9)%
Stainless steel pipe and tube	3,978	8.2%	63.7%	(23.0)%
Galvanized pipe and tube	(3,299)	(29.4)%	9.2%	(35.4)%
Total increase	$2,712

The net sales increase for the first nine months of 2022 compared to the first nine months of 2021 is summarized as follows:

($ in thousands)	$	%	Average selling price	Units shipped

Fiberglass and steel liquid storage tanks and separation equipment	$(480)	(54.4)%	3.3%	(58.1)%
Heavy wall seamless carbon steel pipe and tube	7,435	25.3%	42.0%	(11.7)%
Stainless steel pipe and tube	46,001	34.2%	54.3%	(13.1)%
Galvanized pipe and tube	2,123	7.4%	41.6%	(24.1)%
Total increase	$55,079
SG&A expense for the third quarter of 2022 decreased to $3.8 million, or 5.2% of sales, compared to $4.0 million, or 5.7% of sales in the third quarter of 2021. The changes in SG&A were primarily driven by lower salaries, wages and benefits and lower allocated costs in the current year compared to the prior year partially offset by increases in travel expense and bad debt expense. SG&A expense for the first nine months of 2022 decreased to $11.8 million, or 4.7% of sales, compared to $13.1 million, or 6.7% of sales for the first nine months of 2021. The changes in SG&A were primarily driven by lower professional fees and lower allocated costs in the current year compared to the prior year partially offset by increases in salaries, wages and benefits and travel expense.
Operating income decreased to $4.5 million for the third quarter of 2022 compared to $11.7 million for the third quarter of 2021. The current quarter decrease in operating income was primarily driven by increasing raw material costs, increased freight and scrap costs partially offset by average selling price increases due to pass through of raw material cost fluctuations. Operating income increased to $31.9 million for the first nine months of 2022 compared to $21.8 million for the first nine months of 2021. The first nine months of 2022 increase in operating income was primarily driven by average selling price increases due to pass through of raw material cost fluctuations partially offset by increased freight and scrap costs.
Specialty Chemicals
Net sales for the Specialty Chemicals segment in the third quarter of 2022 totaled $27.3 million, representing a $11.3 million, or 70.2%, increase from the third quarter of 2021. The increase was driven by a 64.3% increase in average selling price partially offset by a 2.9% decrease in pounds shipped. Excluding DanChem, net sales totaled $19.0 million, representing a $3.0 million, or 18.5%, increase primarily driven by a 49.8% increase in average selling price partially offset by a 21.0% decrease in pounds shipped.
Net sales for the Specialty Chemicals segment in the first nine months of 2022 totaled $84.1 million, representing a $38.5 million, or 84.3%, increase from the first nine months of 2021. The increase was driven by a 66.4% increase in average selling price and a 2.0% increase in pounds shipped. Excluding DanChem, net sales totaled $59.9 million, representing a $14.3 million, or 31.3%, increase primarily driven by a 51.8% increase in average selling price partially offset by a 14.0% decrease in pounds shipped.
SG&A expense for the third quarter of 2022 increased to $2.3 million, or 8.3% of sales, compared to $1.1 million, or 6.8% of sales in the third quarter of 2021. The increase in SG&A expense was primarily driven by amortization expense related to the DanChem acquired intangibles as well as increases in salaries, wages and benefits, incentive bonus expense, bad debt expense and professional fees in the period. Excluding DanChem, SG&A expense for the third quarter of 2022 decreased to $0.5 million compared to $1.1 million in the third quarter of 2021.

SG&A expense for the first nine months of 2022 increased to $5.4 million, or 6.5% of sales, compared to $4.1 million, or 9.0% of sales in the first nine months of 2021. The increase in SG&A expense was primarily driven by amortization expense related to the DanChem acquired intangibles as well as increases in salaries, wages and benefits, incentive bonus expense, bad debt expense and professional fees partially offset by lower share-based compensation expense. Excluding DanChem, SG&A expense for the first nine months of 2022 decrease to $1.4 million compared to $4.1 million in the first nine months of 2021.
Operating income decreased to $1.1 million for the third quarter of 2022 compared to operating income of $1.4 million for the third quarter of 2021. The decrease in operating income is primarily driven by the aforementioned increases in SG&A expense in the period. Operating income increased to $6.1 million for the first nine months of 2022 compared to $2.0 million for the first nine months of 2021. The increase in operating income is primarily driven by increases in average selling prices and the acquisition of DanChem in fourth quarter of 2021 partially offset by the aforementioned increases in SG&A expense.
Other Items
Unallocated corporate expenses for the third quarter of 2022 increased $1.9 million, or 93.5%, to $3.9 million, or 3.9% of sales, compared to $2.0 million, or 2.3% of sales, in the prior year comparative period. Unallocated corporate expenses for the first nine months of 2022 increased $5.1 million, or 99.3%, to $10.2 million, or 3.1% of sales, compared to $5.1 million, or 2.2% of sales, in the prior year comparative period. The third quarter and first nine months of 2022 increases resulted primarily from decreases in allocated costs, increases in professional fees, share based compensation, taxes, licenses and insurance and other corporate overhead costs partially offset by decreases in salaries, wages and benefits.
Interest expense for the third quarter of 2022 increased to $0.8 million, from $0.3 million for the third quarter of 2021. For the first nine months of 2022, interest expense increased to $1.6 million from $1.1 million in the first nine months of 2021 primarily driven by higher debt outstanding in the current year as a result of the DanChem acquisition in the fourth quarter of 2021.
The effective tax rate was 27.3% and 14.0% for the three and nine months ended September 30, 2022. The three months ended September 30, 2022, effective tax rate was higher than the U.S. statutory rate 21.0% primarily due to lower quarter to date pretax earnings relative to permanent differences. The nine months ended September 30, 2022, effective tax rate was lower than the U.S. statutory rate of 21.0% primarily due to the year-to-date release of federal valuation allowances.
During the nine months ended September 30, 2022, the Company continued to generate pre-tax profits and as a result of sustained profitability evidenced by a strong earnings history and additional positive evidence, the Company determined it was more likely than not it would be able to support realization of certain deferred tax assets and released valuation allowances of $1.9 million. The remaining valuation allowances relate to certain U.S. state deferred tax assets that are not considered realizable based on the assessment of all available evidence as of September 30, 2022.
The three and nine months ended September 30, 2021 effective tax rates approximated the U.S. statutory rate of 21.0%.

Non-GAAP Financial Measures
To supplement our consolidated financial statements, which are prepared and presented in accordance with accounting principles generally accepted in the United States ("GAAP"), we use the following non-GAAP financial measures: EBITDA and Adjusted EBITDA. Management believes that these non-GAAP measures are useful because they are key measures used by our management team to evaluate our operating performance, generate future operating plans and make strategic decisions as well as allow readers to compare the financial results between periods. Non-GAAP measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider the Company's performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company. Non-GAAP measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of the Company's results or financial condition as reported under GAAP.
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
Consolidated EBITDA and Adjusted EBITDA are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Consolidated
Net income	$624	$8,199	$21,941	$12,179
Adjustments:
Interest expense	827	329	1,637	1,068
Change in fair value of interest rate swap	—	—	—	(2)
Income taxes	234	2,179	3,573	3,235
Depreciation	2,171	1,868	6,380	5,459
Amortization	1,146	680	2,588	2,041
EBITDA	5,002	13,255	36,119	23,980
Acquisition costs and other	149	201	837	201
Proxy contest costs and recoveries	—	—	—	168
Loss on extinguishment of debt	—	—	—	223
Earn-out adjustments	—	160	(7)	1,430
Loss on investments in equity securities and other investments	—	—	—	363
Asset impairments	—	—	—	233
Gain on lease modification	—	—	(2)	—
Stock-based compensation	313	239	708	695
Non-cash lease expense	108	124	322	373
Retention expense	—	18	—	494
Restructuring and severance cost	—	811	10	1,287
Adjusted EBITDA	$5,572	$14,808	$37,987	$29,447
% of sales	5.6%	17.2%	11.4%	12.3%

Tubular Products EBITDA and Adjusted EBITDA are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Tubular Products
Net income	$4,539	$11,556	$32,037	$20,558
Adjustments:
Interest expense	—	—	1	—
Depreciation	1,063	1,449	3,438	4,192
Amortization	625	680	1,876	2,041
EBITDA	6,227	13,685	37,352	26,791
Earn-out adjustments	—	160	(7)	1,430
Stock-based compensation	40	(7)	64	75
Non-cash lease expense	—	—	(1)	—
Retention expense	—	18	—	494
Restructuring and severance costs	—	313	—	363
Tubular Products Adjusted EBITDA	$6,267	$14,169	$37,408	$29,153
% of segment sales	8.6%	20.2%	15.1%	15.1%
Specialty Chemicals EBITDA and Adjusted EBITDA are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Specialty Chemicals
Net income	$1,088	$1,360	$6,083	$2,001
Adjustments:
Interest expense	9	—	28	1
Depreciation	1,097	389	2,897	1,165
Amortization	520	—	712	—
EBITDA	2,714	1,749	9,720	3,167
Asset impairments	—	—	—	233
Stock-based compensation	12	5	29	172
Non-cash lease expense	—	—	1	—
Restructuring and severance costs	—	—	—	427
Specialty Chemicals Adjusted EBITDA	$2,726	$1,754	$9,750	$3,999
% of segment sales	10.0%	10.9%	11.6%	8.8%

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
Sources of Liquidity
Funds generated by operating activities supplemented by our available cash and cash equivalents and our credit facilities are our most significant sources of liquidity. As of September 30, 2022, we held $0.5 million of cash and cash equivalents, as well as $36.7 million of remaining available capacity on our revolving line of credit. We believe our sources of liquidity will be sufficient to fund operations and anticipated capital expenditures as well as repay our debt obligations as they become due over the next 12 months and beyond.
Cash Flows

Cash flows from total operations were as follows:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Total cash provided by (used in):
Operating activities	$993	$16,186
Investing activities	(3,462)	293
Financing activities	980	(15,541)
Net (decrease) increase in cash and cash equivalents	$(1,489)	$938

Operating Activities
The decrease in cash provided by operating activities for the nine months ended September 30, 2022, compared to cash provided by operating activities in the nine months ended September 30, 2021, was primarily driven by changes in working capital. Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, customer payments of accounts receivable and payments to vendors in the regular course of business. Inventory decreased operating cash flows for the first nine months of 2022 by $36.1 million compared to a decrease of $15.5 million for the first nine months of 2021. The increase in inventory is primarily due to product cost and freight inflation over the prior year, partially offset by slightly higher inventory turns year-over-year.
Investing Activities
Net cash used in investing activities primarily consists of transactions related to capital expenditures. The increase in cash used in investing activities for the nine months ended September 30, 2022, compared to the cash provided by investing activities for the nine months ended September 30, 2021, was primarily due to increases in capital expenditures in the current year compared to the prior year and lower proceeds received from property, plant and equipment disposal activities in the current year.
Financing Activities
Net cash provided by financing activities primarily consists of transactions related to our long-term debt and earn-out liabilities. The increase in cash provided by financing activities for the nine months ended September 30, 2022, compared to cash used in financing activities for the nine months ended September 30, 2021, was primarily due to increased borrowings under the Company's credit facility, proceeds received under the note payable associated with the Company's insurance financing agreement and decreased payments for the Company's earnout liabilities.

Short-term Debt
The Company has a note payable in the amount of $1.0 million with an annual interest rate of 2.77% maturing April 1, 2023, associated with the financing of the Company's insurance premium in the current year. As of September 30, 2022, the outstanding balance was $0.6 million.
Long-term Debt
The Company and its subsidiaries have a Credit Agreement with BMO providing the Company with a four-year revolving credit facility, maturing on January 15, 2025, and providing the Company with up to $150.0 million of borrowing capacity. As of September 30, 2022, the Company had $72.6 million of total borrowings outstanding with its lender, an increase of $2.2 million from the balance at December 31, 2021. The Facility contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $7.5 million and (ii) 10% of the revolving credit facility (currently $10.5 million). As of September 30, 2022, the Company was in compliance with all debt covenants. See Note 8 in the notes to the unaudited condensed consolidated financial statements for additional information on the Company's line of credit.
Share Repurchases and Dividends
We have a share repurchase program, authorized by the Company's Board of Directors, that is executed through purchases made from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Shares repurchased are returned to status of authorized, but unissued shares of common stock or held in treasury. During the three and nine months ended September 30, 2022, the Company purchased 30,200 shares under the stock repurchase program at an average price of approximately $16.29 per share for an aggregate amount of $0.5 million. During the three and nine months ended September 30, 2021, the Company purchased no shares under the stock repurchase program.
As of September 30, 2022, the Company has 760,183 shares of its share repurchase authorization remaining.
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

Results of these additional measures are as follows:

	September 30, 2022	December 31, 2021
Current ratio	3.3	3.3
Debt to capital	35%	39%
Return on average equity	26.3%	21.1%

Material Cash Requirements from Contractual and Other Obligations
As of September 30, 2022, our material cash requirements for our known contractual and other obligations were as follows:
•Debt Obligations and Interest Payments - Outstanding obligations on our revolving credit facility and term loan were $68.3 million and $4.3 million, respectively, with $2.5 million payable within 12 months. The interest payments on our remaining borrowings will be determined based upon the average outstanding balance of our borrowings and the prevailing interest rate during that time. Outstanding obligations on our note payable were $0.6 million, which matures within 12 months. Interest payments on the remaining note payable borrowings will be based on an interest rate of 2.77%. See Note 8 for further detail of our debt and the timing of expected future payments.
•Operating and Finance Leases - The Company enters into various lease agreements for the real estate and manufacturing equipment used in the normal course of business. Operating and finance lease obligations were $33.8 million, with $1.3 million payable within 12 months. See Note 9 for further detail of our lease obligations and the timing of expected future payments.
The Company has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on the Company's financial position, revenues, results of operations, liquidity, or capital expenditures. We expect capital spending to be as much as $3.5 million for the remainder of fiscal 2022.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Exchange Act as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.” The Company’s disclosure controls and procedures are designed to ensure that material information relating to the Company and its consolidated subsidiaries is accumulated and communicated to its management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2022. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2022, because of the previously reported material weaknesses in internal control over financial reporting, as described below.
Previously Reported Material Weaknesses in Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15f-15(f). As reported in our 2021 Form 10-K, we did not maintain effective internal control over financial reporting as of December 31, 2021 as a result of material weaknesses in the control environment and control activities areas. A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Refer to our 2021 Form 10-K for a description of our material weaknesses.

Ongoing Remediation Efforts to Address Material Weaknesses
Our material weaknesses were not remediated at September 30, 2022; however, during the nine months ended September 30, 2022, management has undertaken steps toward remediation of our material weaknesses identified in our internal control over financial reporting. Our Board of Directors and management are committed to the continued implementation of remediation efforts to address the material weaknesses. As part of the overall remediation plan, the Company is designing and implementing review and approval controls over the data utilized in various accounting processes. These controls will address the accuracy, timely recording and completeness of data used in the determination of significant accounting estimates, reserves and valuations as well as presentation and disclosures in accordance with U.S. GAAP.
The following steps are among the measures taken by the Company with a number of these initiatives directly related to strengthening our controls and addressing specific control deficiencies which contributed to the material weaknesses. Because of these efforts, as of the date of this filing, the Company believes it has made progress toward remediating the underlying causes of the remaining material weaknesses. The steps taken during the nine months ended September 30, 2022 to remediate the deficiencies underlying the material weaknesses include:
•Engaging an outside service provider to assist management with the remediation efforts including to help review and make recommendations with respect to the redesign and implementation of our internal controls over financial reporting.
•Engaging Senior Leadership across the organization to better define its ownership of areas of internal controls and remediation.
•Hiring accounting and finance resources with relevant public company experience as well as filling key leadership roles in accounting and finance to enhance the capabilities of accounting and finance across the organization.
•Providing and expanding relevant training on internal controls over financial reporting to control owners and control preparers across the organization to reinforce the importance of a strong control environment.
•Developing enhanced policies and procedures relating to documentation of control activities performed including those that reflect the control attributes performed and the demonstration of completeness and accuracy of the data used in the control.
•Designing and implementing enhanced procedures and controls over the period-end close process and related documentation including but not limited to, period end checklists, review and approval of journal entries, account reconciliations and account analysis and financial statement analysis and thresholds. Additional time is needed to demonstrate sustainability as it relates to the effectiveness of the revised controls.
•Designing and enhancing procedures to ensure critical inputs affecting the accuracy and timeliness of revenue recognition. We are in the process of implementing these enhancements and additional time is needed to demonstrate sustainability as it relates to the effectiveness of the revised controls.
•Designing and enhancing improved review and approval controls across the Company to ensure that revenue, including nonroutine revenue transactions, is recognized consistently in accordance with the terms of the customer contracts and U.S. GAAP. We are in the process of implementing these enhancements and additional time is needed to demonstrate sustainability as it relates to the effectiveness of the revised controls.
•Designing and enhancing improved procedures over the Company's review and approval of obsolescence of inventories. We are in the process of implementing these enhancements and additional time is needed to demonstrate sustainability as it relates to the effectiveness of the revised controls.
The Audit Committee of the Board of Directors is monitoring management's ongoing remediation efforts. With the Audit Committee's oversight, management has dedicated significant resources and efforts to improve our internal control environment to remedy the identified material weaknesses. As we continue to evaluate and implement improvements to our internal control over financial reporting, our management may decide to take additional measures to address our control deficiencies or to modify the remediation efforts undertaken. Because the reliability of the internal control process requires repeatable execution, our material weaknesses cannot be considered fully remediated until all remedial processes and procedures (including additional remediation efforts identified by our senior management as necessary) have been implemented, each applicable control has operated for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively. Until all identified material weaknesses are remediated, we will not be able to assert that our internal controls are effective.

Changes in Internal Control over Financial Reporting
Other than the ongoing remediation efforts described above, there have been no changes in the Company’s internal control over financial reporting during the three and nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
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
The following table sets forth information with respect to purchases of the Company’s common stock on a trade date basis made during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[1]	Number of Shares that May Yet Be Purchased under the Program
July 1, 2022 - July 31, 2022	—	$—	—	790,383
August 1, 2022 - August 31, 2022	11,050	17.67	11,050	779,333
September 1, 2022 - September 30, 2022	19,150	15.49	19,150	760,183
As of September 30, 2022	30,200	$16.29	30,200	760,183
1Pursuant to the 790,383 share stock repurchase program authorized by the Board of Directors in February 2021. The stock repurchase program expires in twenty-four months from authorization and there is no guarantee to the exact number of shares that will be repurchased by the Company over that period. See Note 10 for additional information.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 10, 2022
3.2	Amended and Restated By-laws, incorporated reference to Exhibit 3.2 to Form 8-K filed on August 10, 2022
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	Certifications Pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101*)
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASCENT INDUSTRIES CO.
(Registrant)

Date:	November 8, 2022	By:	/s/ Christopher G. Hutter
Christopher G. Hutter
President and Chief Executive Officer
(principal executive officer)

Date:	November 8, 2022	By:	/s/ Aaron M. Tam
Aaron M. Tam
Chief Financial Officer
(principal accounting officer)