Form 10-K
period 2022-12-31
ASCENT INDUSTRIES CO.
filed 2023-03-31
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM    TO
COMMISSION FILE NUMBER 0-19687
Ascent Industries Co.
(Exact name of registrant as specified in its charter)

Delaware				57-0426694
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

1400 16th Street	Suite 270,
Oak Brook,	Illinois			60523
(Address of principal executive offices)				(Zip Code)
		(630)	884-9181
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $1.00 per share	ACNT	NASDAQ Global Market
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Based on the closing price as of June 30, 2022, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $98.1 million.
The number of shares outstanding of the registrant's common stock as of March 28, 2023 was 10,172,266.
Documents Incorporated By Reference
Portions of the Proxy Statement for the 2023 annual shareholders' meeting are incorporated by reference into Part III of this Form 10-K.

Ascent Industries Co.
Form 10-K
For Period Ended December 31, 2022

Disclosure Regarding Forward-Looking Statements
This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and other applicable federal securities laws. All statements that are not historical facts are forward-looking statements. Forward looking statements can be identified through the use of words such as "estimate," "project," "intend," "expect," "believe," "should," "anticipate," "hope," "optimistic," "plan," "outlook," "should," "could," "may" and similar expressions. The forward-looking statements are subject to certain risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions, including risks relating to the impact and spread of and the government’s response to COVID-19; inability to weather an economic downturn; the impact of competitive products and pricing; product demand and acceptance risks; raw material and other increased costs; raw material availability; financial stability of the Company’s customers; customer delays or difficulties in the production of products; loss of consumer or investor confidence; employee relations; ability to maintain workforce by hiring trained employees; labor efficiencies; risks associated with acquisitions; environmental issues; negative or unexpected results from tax law changes; inability to comply with covenants and ratios required by the Company’s debt financing arrangements; and other risks detailed in Item 1A, Risk Factors, in this Annual Report on Form 10-K and from time-to-time in Ascent Industries Co.'s Securities and Exchange Commission filings. Ascent Industries Co. assumes no obligation to update any forward-looking information included in this Annual Report on Form 10-K.

PART I
Item 1. Business
Ascent Industries Co. is an industrials company focused on the production and distribution of industrial tubular products including stainless steel and galvanized pipe and tube, seamless carbon pipe and tube, and specialty chemicals. Ascent Industries Co. was incorporated in 1958 as the successor to a chemical manufacturing business founded in 1945 known as Blackman Uhler Industries Inc. On August 5, 2022, we filed with the Secretary of State of the State of Delaware a Certificate of Amendment to our Certificate of Incorporation to change our corporate name from Synalloy Corporation to Ascent Industries Co., effective August 10, 2022. The Company's executive office is located at 1400 16th Street, Suite 270, Oak Brook, Illinois 60523. Unless indicated otherwise, the terms "Ascent", "Company," "we" "us," and "our" refer to Ascent Industries Co. and its consolidated subsidiaries.
The Company's business is divided into two reportable operating segments, Tubular Products and Specialty Chemicals. The Tubular Products segment serves markets through pipe and tube and customers in the appliance, architectural, automotive and commercial transportation, brewery, chemical, petrochemical, pulp and paper, mining, power generation (including nuclear), water and waste-water treatment, liquid natural gas ("LNG"), food processing, pharmaceutical, oil and gas and other industries.
The Specialty Chemicals segment produces specialty products for the pulp and paper, coatings, adhesives, sealants and elastomers (CASE), textile, automotive, household, industrial and institutional ("HII"), agricultural, water and waste-water treatment, construction, oil and gas and other industries.
General
Tubular Products – Tubular Products is comprised of BRISMET, located in Bristol, Tennessee and Munhall, Pennsylvania; ASTI, located in Troutman and Statesville, North Carolina; Palmer, located in Andrews, Texas; and Specialty, located in Mineral Ridge, Ohio and Houston, Texas.
BRISMET manufactures welded pipe and tube, primarily from stainless steel, duplex, and nickel alloys. Pipe is produced in sizes from 3/8 inch outside diameter to 144 inches outside diameter and wall thickness from 1/4 inch up to 1 and 3/8 inches. Pipe smaller than 18 inches in outside diameter is made on equipment that forms and welds the pipe in a continuous process. Pipe larger than 18 inches in outside diameter is formed on presses or rolls and welded using a batch welding technique. Pipe is normally produced in standard 20-foot lengths, although BRISMET also has capabilities in the production of pipe without circumferential welds in lengths up to 60 feet. BRISMET is one of the few domestic producers capable of making pipe in 48-foot lengths up to 36 inches in diameter. Additionally, BRISMET's Munhall facility manufactures ornamental stainless tube and galvanized carbon tube, as well as similar stainless pipe products as produced at the Bristol facility. As of December 31, 2022, the Company made the decision to pursue an exit of the galvanized steel pipe and tube business at its Munhall facility. The Company is in the process of winding down operations and expects to permanently cease the production of galvanized steel pipe and tube in the first half of 2023.
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
Palmer is a manufacturer of fiberglass and steel storage tanks for the oil and gas, waste water treatment and municipal water industries. As of December 31, 2021, the Company permanently ceased operations and is in the process of divesting all remaining assets at the facility. The operating results of our Palmer business in Andrews, Texas, currently held for sale, are included within the Tubular Products segment for all periods presented in this annual report. Palmer will be removed from the segment beginning in the first quarter of 2023.
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
The majority of raw materials used by the segment are available from numerous independent suppliers and approximately 65% of total purchases are from its top 5 suppliers. The Company does not anticipate that the loss of this supplier would have a materially adverse effect on the Company as raw materials are readily available from a number of different sources, and the Company anticipates no difficulties in fulfilling its requirements.
Specialty Chemicals – Specialty Chemicals consists of the Company's three production facilities located in Cleveland, Tennessee, Fountain Inn, South Carolina and Danville, Virginia.
The segment produces specialty formulations and intermediates for use in a wide variety of applications and industries with primary product lines focusing on the production of defoamers, surfactants, and lubricating agents. End users include companies that supply agrochemical paper, metal working, coatings, water treatment, paint, mining, oil and gas, and janitorial and other applications. The segments sulfation products represent a renewable resource and are alternatives to non-renewable petroleum derivatives.
The segment also provides dedicated contract manufacturing services, as well as operating a multi-purpose plant with the ability to process a variety of difficult to handle materials including flammable solvents, viscous liquids and granular solids. The segment has long-term relationships with a number of leading chemical companies that outsource their manufacturing production to our production facilities allowing those customers to reach their target markets quicker.
The majority of raw materials used by the segment are available from numerous independent suppliers and approximately 31% of total purchases are from its top 5 suppliers. While some raw material needs are met by an individual supplier or only a few suppliers, the Company anticipates no difficulties in fulfilling its raw material requirements.
See Note 13 to the consolidated financial statements, which are included in Item 8 of this Form 10-K, for financial information about the Company's segments.
Sales
Tubular Products – The Tubular Products segment utilizes a sales force comprised of inside sales employees, outside sales employees and independent manufacturers' representatives. The segment's products are sold to various distributors, OEM and end use customers. There were no customers representing more than 10% of the Tubular Products segment's revenues for 2022 or 2021, respectively.
Specialty Chemicals – Specialty chemicals are sold directly to various industries nationwide by sales representatives comprised of outside sales employees and independent manufacturers' representatives. The Specialty Chemicals segment has one customer that accounted for approximately 21% of the segment's revenues for 2022 and 15% of the segment's revenues for 2021.
Mergers, Acquisitions and Dispositions
The Company is committed to a long-term strategy of reinvesting capital in our current business segments to foster organic growth and completing acquisitions that expand our manufacturing capabilities, product offerings and geographic footprint.
On October 22, 2021, the Company completed the acquisition of all of the issued and outstanding shares of common stock of DanChem Technologies, Inc. ("DanChem"). The purpose of the transaction was to accelerate product development capabilities and provide entrance into new end-markets and applications within the Specialty Chemicals segment. The purchase price was $32.95 million before adjustments for working capital, transaction expenses, cash and debt. The tangible assets purchased and liabilities assumed from DanChem included accounts receivable, inventory, equipment, real property and accounts payable. See Note 2 for additional information on the DanChem acquisition.
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
Backlogs
The backlog of open orders for the Tubular Products segment were $49.8 million and $91.5 million at the end of 2022 and 2021, respectively. The backlog of open orders for the Specialty Chemicals segment were $10.4 million and $12.9 million at the end of 2022 and 2021, respectively. Our backlog may not be indicative of actual sales and, therefore, should not be used as a direct measure of future revenue.
Human Capital
Safety and Wellness
The health and safety of our workforce is fundamental to the success of our business. We have a long-standing commitment to the safety and health of every employee that works in our facilities. We are working to eliminate all injuries and incidents and our employees are making a daily commitment to follow safe work practices, look out for the safety of co-workers and ensuring safe working conditions for all employees. We provide our employees upfront and ongoing safety training to ensure that safety policies and procedures are effectively communicated and implemented. Personal protective equipment is provided to employees to safely perform their job responsibilities.
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
As of December 31, 2022, the Company had 698 employees, all of which were full-time employees. The Company considers relations with employees to be strong. The number of employees of the Company represented by unions, located at the Munhall, Pennsylvania, Mineral Ridge, Ohio, Bristol, Tennessee and Danville, Virginia facilities, is 334, or 48% of the Company's employees. They are represented by three locals affiliated with the United Steelworkers (the "USW") and one local affiliated with the United Food and Commercial Workers (the "UFCW"). Collective bargaining contracts for the USW locals expire at various dates between 2023 and 2024. Collective bargaining contracts for the UFCW local expires in 2024.
Our voluntary turnover rate in 2022 was approximately 25%. We monitor employee turnover rates by plant and the Company as a whole. The average employee tenure is approximately 7 years. We believe our competitive total rewards package offered to employees and development opportunities help attract talent and promotes longer employee tenure.
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

Available information
The Company electronically files with the Securities and Exchange Commission ("SEC") its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its periodic reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the "1934 Act"), and proxy materials pursuant to Section 14 of the 1934 Act. The SEC maintains a site on the internet at www.sec.gov which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company also makes its filings available, free of charge, through its website at www.ascentco.com as soon as reasonably practical after the electronic filing of such material with the SEC. The information on the Company's website is not incorporated into this Annual Report on Form 10-K or any other filing the Company makes with the SEC.
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
From time-to-time, intense competition and excess manufacturing capacity in the commodity stainless and galvanized steel industry have resulted in reduced selling prices, excluding raw material surcharges, for many of our stainless steel products sold by the Tubular Products segment. In such situations, in order to maintain market share, we would have to lower our prices to match the competition. These factors have had and may in the future have a material adverse impact on our revenues, operating results and financial condition.
Overcapacity and overproduction by foreign producers in our industry could result in lower domestic prices, which would adversely affect our sales, margins and profitability.
Our business is susceptible to the import of products from other countries, particularly in our Tubular Products segment. Import levels of various products are affected by, among other things, overall world-wide demand, lower cost of production in other countries, the trade practices of foreign governments, government subsidies to foreign producers, the strengthening of the U.S. dollar, and government-imposed trade restrictions in the United States, such as imposed in 2018 under Section 232 of the Trade Expansion Act of 1962 (section 232 tariffs). Although imports from certain countries have been curtailed by anti-dumping duties, imported products from other countries could significantly reduce prices. Increased imports of certain products, whether illegal dumping or legal imports, could reduce demand for our products or cause us to lower our prices to maintain demand for our products, which could adversely affect our business, financial position, or results of operations.
A substantial portion of our sales in the Specialty Chemicals segment is dependent upon a limited number of customers. The top 15 customers in the Specialty Chemicals segment accounted for approximately 67% and 60% of revenues for the years ended December 31, 2022 and 2021, respectively, with the top customer accounting for approximately 21% of revenues for 2022 and 15% of revenues for 2021. An adverse change in, or termination of, the relationship with one or more of our top customers could materially and adversely affect our results of operations.

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
Human Capital Risks
Certain of our employees in the Tubular Products segment are covered by collective bargaining agreements, and the failure to renew these agreements could result in labor disruptions and increased labor costs.
As of December 31, 2022, we had 334 employees represented by unions at our Bristol, Tennessee, Mineral Ridge, Ohio, Munhall, Pennsylvania and Danville, Virginia facilities, which is approximately 48% of the aggregate number of Company employees. These employees are represented by three local unions affiliated with the USW and one local affiliated with the UFCW. Collective bargaining contracts for the USW locals expire at various dates between 2023 and 2024. Collective bargaining contracts for the UFCW local expires in 2024. Although we believe that our present labor relations are strong, our failure to renew these agreements on reasonable terms as the current agreements expire could result in labor disruptions and increased labor costs, which could adversely affect our financial performance.

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
As of December 31, 2022, we had $71.5 million of total outstanding indebtedness, and we may incur additional indebtedness in the future. We have customary restrictive covenants in our current debt agreements, which may limit our flexibility to operate our business. Failure to comply with this covenant could result in an event of default that, if not cured or waived, could have a material adverse effect on our business, results of operations and financial condition. Additionally, our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.
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
We have identified and may continue to discover material weaknesses in our internal controls over financial reporting, which may adversely affect investor confidence in the accuracy and completeness of our financial reports and consequently the market price of our securities.
We have identified and may continue to discover material weaknesses in our internal controls over financial reporting, which may adversely affect investor confidence in the accuracy and completeness of our financial reports and consequently the market price of our securities. As a public company, we are required to design and maintain proper and effective internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on the internal controls over financial reporting, which must be attested to by our independent registered public accounting firm. We have identified material weaknesses in our internal controls over financial reporting, and may not detect errors on a timely basis and our financial statements may be materially misstated.
The process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 is challenging and costly. In the future, we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion. If we continue to identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we continue to be unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities could be negatively affected, and we could become subject to investigations by the Financial Industry Regulatory Authority, the SEC, or other regulatory authorities, which could require additional financial and management resources.
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
The following table sets forth certain information concerning our principal properties including which segment's products are supported out of each location:

					Segment
Location	Principal Operations	Square Feet	Land Acres	Leased or Owned	Tubular Products	Specialty Chemicals
Munhall, PA	Manufacturing stainless steel pipe	284,000	20.0	Leased	✔
Bristol, TN	Manufacturing stainless steel pipe	275,000	73.1	Leased	✔
Cleveland, TN	Chemical manufacturing and warehousing	143,000	18.8	Leased		✔
Fountain Inn, SC	Chemical manufacturing and warehousing	136,834	16.9	Leased		✔
Danville, VA	Chemical manufacturing and warehousing	135,811	55.3	Owned		✔
Andrews, TX1	Liquid storage solutions and separation equipment	122,662	19.6	Leased	✔
Troutman, NC	Manufacturing ornamental stainless steel tube	106,657	26.5	Leased	✔
Statesville, NC	Manufacturing ornamental stainless steel tube	83,000	26.8	Leased	✔
Houston, TX	Cutting facility and storage yard for heavy walled pipe	29,821	10.0	Leased	✔
Mineral Ridge, OH	Cutting facility and storage yard for heavy walled pipe	12,000	12.0	Leased	✔
Mineral Ridge, OH	Storage yard for heavy walled pipe	—	4.3	Leased	✔
1 Company currently subleases facility to a third party
In addition to the facilities listed above, the Company leases from a third party the Company's executive office located in Oak Brook, Illinois.
Item 3. Legal Proceedings
For a discussion of legal proceedings, see Note 15 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company had 350 common shareholders of record at March 28, 2023. The Company's common stock trades on the NASDAQ Global Market under the trading symbol ACNT. The Company's credit agreement restricts the payment of dividends indirectly through a minimum fixed charge coverage covenant. No dividends were declared or paid in 2022 or 2021.
Stock Performance Graph
The Company is a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and is not required to provide this information.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to purchase of the Company's common stock made during the fourth quarter of 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[1]	Number of Shares that May Yet Be Purchased under the Program[1]
October 1, 2022 - October 31, 2022	—	$—	—	760,183
November 1, 2022 - November 30, 2022	34,403	11.00	34,403	725,780
December 1, 2022 - December 31, 2022	45,801	10.30	45,801	679,979
As of December 31, 2022	80,204	$10.60	80,204	679,979
1On December 20, 2022, the Company announced that is Board of Directors re-authorized the Company's share repurchase program that was set to expire on February 17, 2023. As re-authorized, the share repurchase program now extends to February 17, 2025.
Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity, and capital resources during the fiscal years ended December 31, 2022 and 2021. Unless otherwise noted, all references herein for the years 2022 and 2021 represent the fiscal years ended December 31, 2022 and 2021, respectively. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in this Annual Report that have been prepared in accordance with accounting principles generally accepted in the United States of America. This discussion and analysis is presented in five sections:

•Executive Overview
•Results of Operations and Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Material Cash Requirements from Contractual and Other Obligations
•Critical Accounting Policies and Estimates

Executive Overview

Name Change
On August 5, 2022, we filed with the Secretary of State of the State of Delaware a Certificate of Amendment to our Certificate of Incorporation to change our corporate name from Synalloy Corporation to Ascent Industries Co., effective August 10, 2022. The rebrand to Ascent represents our commitment to unlocking the potential of our industrial manufacturing portfolio and embodies the considerable progress that we have made and our growth prospects into the future.

Macroeconomic Events
Economic activity continues to be impacted by ongoing factors driving volatility in global markets including the misalignment of supply and demand for labor, transportation and logistic services, energy, raw materials and other inputs, the inflation of (or unavailability of) raw material inputs and transportation and logistics services, currency fluctuations, rising interest rates, extreme weather and the evolution of the novel coronavirus disease ("COVID-19"). The ongoing factors driving volatility in global markets that could impact our business' earnings and cash flows include, but are not limited to, the factors discussed above, the purchasing of commodities and relative commodity prices. The Company continues efforts to offset these inflationary pressures and continues to take action to improve working capital and evaluate other opportunities to maintain and improve financial performance in the short and long term.

In February 2022, the United States announced targeted economic sanctions on Russia in response to the military conflict in Ukraine. This conflict and the associated sanctions have disrupted the global economy, causing heightened cybersecurity risks, supply chain challenges, higher energy costs, and an exacerbation of existing inflationary pressures. As our operations are located in North America, we have no direct exposure to Russia and Ukraine, however, we are actively monitoring the broader economic impact of the crisis, especially the potential impact on commodity and fuel prices, and the potential decreased demand for our products.

The Inflation Reduction Act of 2022 was signed into law during the third quarter of 2022 and included provisions for an alternative minimum tax and a one percent excise tax on share repurchases. We anticipate being subject to the excise tax beginning in 2023 and continue to evaluate other provisions of the Inflation Reduction Act for their impact on our business.

Fiscal 2022 Highlights
Consolidated net sales increased 23.7%, or $79.4 million, compared to 2021 driven by increases in average selling price and the Company's acquisition of DanChem in the fourth quarter of 2021, partially offset by a decrease in pounds shipped. Excluding the DanChem acquisition, net sales increased 16.1%, or $52.8 million, over 2021.

Consolidated net income increased to $22.1 million in 2022, compared to net income of $20.2 million in 2021. Earnings per share decreased to $2.12 diluted earnings per share for the full-year 2022 compared to $2.14 diluted earnings per share in

2021. Excluding the DanChem acquisition, consolidated net income increased to $22.0 million and diluted earnings per share increased to $2.11 per share.

For 2022, cash flows from operating activities were $5.6 million, with $5.8 million used for capital expenditures.

Fiscal 2022 represented a year of solid financial performance for the Company with continued execution of our strategy and transformation efforts. Both of our segments contributed to the success of the Company in 2022, delivering solid financial results along with quality and reliability for our customers. During the year we continued to make progress on our transformation efforts and strategic priorities by investing in upgrades and new equipment at our facilities to further enhance and improve manufacturing processes, continued to focus on operational efficiencies within our facilities and continued efforts to maximize our working capital use. As part of these efforts, during the fourth quarter of 2022, the Company began a strategic reassessment of certain operations to drive an increased focus on its core operations and to continue to improve overall performance and operating profitability. As a result of this reassessment, management and the Board of Directors decided to pursue an exit of the Company's galvanized pipe and tube operations at its Munhall facility, resulting in accelerated depreciation and amortization charges of $0.9 million within our Tubular Products segment in the fourth quarter of 2022. We believe this will position the Company to focus on its most profitable operations enhancing and building efficiencies while further increasing long-term profitability.

The DanChem acquisition continues to drive growth as we continue to integrate the business with the existing portfolio. Full-year 2022 results include $32.3 million in net sales and $0.1 million in operating income attributable to the operations acquired in the fourth quarter of 2021.

During the year, we also repurchased 110,404 shares for $1.3 million through our share repurchase program as part of our continued efforts to create sustainable value for our shareholders.
Results of Operations
Comparison of 2022 to 2021 – Consolidated
Consolidated net sales for the full-year 2022 increased $79.4 million, or 23.7%, over the full-year 2021 to $414.1 million. The increase in net sales was primarily driven by a 42.2% increase in average price partially offset by a 14.0% decrease in pounds shipped. Excluding DanChem, net sales increased $52.8 million, or 16.1%, to $381.9 million driven by a 44.0% increase in average selling price partially offset by a 18.9% decrease in pounds shipped.
Full-year 2022 consolidated gross profit decreased 7.0% to $56.5 million, or 13.7% of sales, compared to $60.8 million, or 18.2% of sales, in the full-year 2021. The decrease in dollars and percentage of sales for the full-year 2022 were attributable to increasing raw material and freight costs.
Consolidated selling, general and administrative expense (SG&A) for the full-year 2022 increased by $4.8 million to $35.0 million compared to $30.1 million for the full-year 2021. SG&A as a percentage of sales was 8.4% of sales for 2022 and 9.0% of sales for 2021. The changes in SG&A expense were primarily driven by:
•Increases in professional fees primarily driven by accounting, tax and other advisory related costs;
•Increases in amortization expense primarily driven by DanChem acquisition related intangibles;
•Increases in repairs and maintenance costs in our facilities;
•Increases in travel expenses; and,
•Increases in other expenses primarily driven by increases in share-based compensation, bad debt expense, utilities, and insurance.
The full-year increases were partially offset by:
•Decreases in incentive bonus expense primarily driven by lower attainment of performance goals in the current year over the prior year; and,
•Decreases in taxes and licenses in the current year compared to the prior year.
Consolidated operating income for the full-year 2022 totaled $20.4 million compared to operating income of $27.3 million for the full-year 2021. The operating income decrease for the full-year 2022 was primarily driven by aforementioned increasing raw material and freight costs and increased SG&A expenses.

Comparison of 2022 to 2021 - Tubular Products
Net sales for the Tubular Products segment totaled $306.6 million for the full year of 2022, an increase of 14.7% compared to the full-year 2021. The increase in net sales was primarily driven by a 45.3% increase in average selling prices partially offset by a 20.3% decrease in pounds shipped.
The net sales increase (decrease) for the full-year 2022 compared to the full-year 2021 is summarized as follows:

(in thousands)	$	%	Average Selling Price	Units Shipped
Fiberglass and steel liquid storage tanks and separation equipment	$(932)	(69.4)%	29.6%	(78.1)%
Heavy wall seamless carbon steel pipe and tube	7,687	19.0%	34.4%	(11.5)%
Stainless steel pipe and tube	36,242	19.4%	32.9%	(10.2)%
Galvanized pipe and tube	(3,630)	(9.4)%	49.4%	(39.3)%
Total increase	$39,367
SG&A expense decreased $2.4 million, or 13.2%, for the full-year 2022 when compared to 2021. SG&A as a percentage of sales was 5.0% of sales for 2022 and 6.7% of sales for 2021. The changes in SG&A expense were primarily driven by decreases in incentive bonus primarily driven by lower attainment of performance goals in the current year over the prior year and lower allocated costs in the current year compared to the prior year. The full-year decreases were partially offset by increases in travel and bad debt expenses.
Operating income decreased to $27.6 million for the full-year 2022 compared to operating income of $33.6 million for the full-year 2021. The operating income decrease for the full-year 2022 was primarily driven by increased raw material and freight costs.
The following table summarizes operating results for the two years indicated. Reference should be made to Note 13 to the consolidated financial statements included in Item 8 of this Form 10-K.

	2022		2021
(in thousands)	Amount	%	Amount	%
Net sales	$306,605	100.0%	$267,238	100.0%
Cost of goods sold	263,521	85.9%	215,841	80.8%
Gross profit	43,084	14.1%	51,397	19.2%
Selling, general and administrative expense	15,477	5.0%	17,836	6.6%
Operating income	$27,607	9.0%	$33,561	12.6%

Comparison of 2022 to 2021 – Specialty Chemicals
Net sales for the Specialty Chemicals segment increased 59.4%, or $40.1 million, to $107.5 million for 2022 compared to $67.5 million in 2021. The increase in net sales was primarily driven by a 52.2% increase in average selling prices partially offset by a 3.1% decrease in pounds shipped. Excluding DanChem, net sales increased $13.5 million, or 21.8%, to $75.2 million driven by a 45.2% increase in average selling prices partially offset by a 16.3% decrease in pounds shipped.
SG&A expense increased $0.9 million or 15.6%, to $6.9 million in 2022 when compared to 2021. Excluding DanChem, SG&A expense decreased $3.2 million, or 62.1% compared to 2021. SG&A as a percentage of sales decreased to 6.5% in 2022 from 8.8% in 2021. The changes in SG&A expense were primarily driven by increases in amortization expense related to DanChem acquisition related intangibles and incentive bonuses due to higher attainment of performance goals. The increases were partially offset by lower allocated costs in the current year compared to the prior year and decreases in salaries, wages and benefits.
Operating income increased to $7.0 million for the full-year 2022 compared to operating income of $3.6 million for the full-year 2021. The increase in operating income was primarily driven by the aforementioned increases in average selling prices partially offset increases in SG&A expense.

The following tables summarize operating results for the two years indicated. Reference should be made to Note 13 to the consolidated financial statements included in Item 8 of this Form 10-K.

	2022		2021
(in thousands)	Amount	%	Amount	%
Net sales	$107,542	100.0%	$67,477	100.0%
Cost of goods sold	93,680	87.1%	57,627	85.4%
Gross profit	13,862	12.9%	9,850	14.6%
Selling, general and administrative expense	6,891	6.4%	5,961	8.8%
Asset impairment	—	—%	233	0.3%
Operating income	$6,971	6.5%	$3,656	5.4%
Comparison of 2022 to 2021 - Corporate
Corporate expenses increased $6.2 million to $13.0 million, or 3.1% of sales, in 2022 up from $6.8 million, or 2.0% of sales, in 2021. The full-year increase resulted primarily from decreases in allocated costs in the current year over the prior year, increases in professional fees related to accounting, tax and other advisory related costs, share-based payment expense partially offset by decreases in salaries, wages and benefits and incentive bonus due to lower attainment of performance goals.
Interest expense was $2.7 million and $1.5 million for the full-years of 2022 and 2021, respectively. The increase was primarily driven by higher average debt outstanding and increasing interest rates in 2022 compared to 2021.
The Company's effective tax rate for 2022 was less than the U.S. statutory rate of 21% primarily driven by tax benefits associated with the closure of Palmer and the release of valuation allowances on certain deferred tax assets, partially offset by state taxes.

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

Consolidated EBITDA and Adjusted EBITDA are as follows:

	Year Ended December 31,
($ in thousands)	2022	2021
Consolidated
Net income	$22,066	$20,245
Adjustments:
Interest expense	2,742	1,486
Change in fair value of interest rate swap	—	(2)
Income taxes	(4,211)	5,253
Depreciation	8,722	7,547
Amortization	3,995	2,794
EBITDA	33,314	37,323
Acquisition costs and other	1,200	1,001
Shelf registration costs	12	—
Proxy contest costs and recoveries	—	168
Loss on extinguishment of debt	—	223
Earn-out adjustments	(7)	1,872
Loss on investments in equity securities and other investments	—	363
Asset impairment	—	233
Gain on lease modification	(2)	—
Stock-based compensation	1,016	799
Non-cash lease expense	414	481
Retention expense	—	500
Restructuring and severance costs	74	1,345
Adjusted EBITDA	$36,021	$44,308
% sales	8.7%	13.2%

Tubular Products EBITDA and Adjusted EBITDA are as follows:

	Year Ended December 31,
($ in thousands)	2022	2021
Tubular Products
Net income	$27,644	$31,893
Adjustments:
Interest expense	1	—
Depreciation	4,814	5,485
Amortization	3,092	2,721
EBITDA	35,551	40,099
Acquisition costs and other	96	—
Earn-out adjustments	(7)	1,872
Stock-based compensation	100	129
Retention expense	—	500
Restructuring and severance costs	20	363
Tubular Products Adjusted EBITDA	$35,760	$42,963
% of segment sales	11.7%	16.1%

Specialty Chemicals EBITDA and Adjusted EBITDA are as follows:

	Year Ended December 31,
($ in thousands)	2022	2021
Specialty Chemicals
Net income	$6,935	$3,589
Adjustments:
Interest expense	36	11
Depreciation	3,846	1,932
Amortization	903	73
EBITDA	11,720	5,605
Acquisition costs and other	—	61
Asset impairment	—	233
Stock-based compensation	41	165
Non-cash lease expense	2	—
Restructuring and severance costs	8	484
Specialty Chemicals Adjusted EBITDA	$11,771	$6,548
% of segment sales	10.9%	9.7%

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
Sources of Liquidity
Funds generated by operating activities supplemented by our available cash and cash equivalents and our credit facilities are our most significant sources of liquidity. As of December 31, 2022, we held $1.4 million of cash and cash equivalents, as well as $37.6 million of remaining available capacity on our revolving line of credit. Our existing cash, cash equivalents, and credit facilities balances may fluctuate during 2023. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, continued effects of the pandemic and other risks detailed in Item 1A - Risk Factors of this report. We believe our sources of liquidity will be sufficient to fund operations and anticipated capital expenditures as well as repay our debt obligations as they become due over the next 12 months and beyond.
Cash Flows
Cash flows were as follows:

	Year ended December 31,
(in thousands)	2022	2021
Total cash provided by (used in):
Operating activities	5,577	19,055
Investing activities	(4,975)	(32,661)
Financing activities	(1,182)	15,391
Net (decrease) increase in cash and cash equivalents	$(580)	$1,785

Operating Activities
The decrease in cash provided by operating activities for the year ended December 31, 2022 compared to cash provided by operating activities in the year ended December 31, 2021 was primarily driven by changes in working capital. Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, customer payments of accounts receivable and payments to vendors in the regular course of business. Inventory decreased operating cash flows for the year ended December 31, 2022 by approximately $13.8 million compared to a decrease of approximately $18.9 million for 2021, while accounts payable decreased operating cash flows by approximately $10.3 million for the year ended December 31, 2022 compared to an increase of approximately $10.8 million for the year ended December 31, 2021. The increase in inventory is primarily due to product cost and freight inflation over the prior year, partially offset by slightly higher inventory turns year-over-year while the decrease in accounts payable is primarily driven by a decrease in days payables outstanding. Accounts receivable increased operating cash flow by approximately $4.0 million compared to a decrease of $16.2 million driven by higher sales in the current year partially offset by slightly lower days sales outstanding.
Investing Activities
Net cash used in investing activities primarily consists of transactions related to capital expenditures, proceeds from the disposal of property, plant and equipment and acquisitions. The decrease in cash used in investing activities for the full-year 2022 compared to cash used in investing activities for the full-year 2021 was primarily driven by an increase in cash outflows related to the DanChem acquisition in the prior year not in the current year partially offset by an increase in capital expenditures in the current year over the prior year.
Financing Activities
Net cash used in financing activities primarily consist of transactions related to our long-term debt. The increase in net cash used in financing activities for the full-year 2022 compared to net cash provided by financing activities in the full-year 2021 was primarily due to increased borrowings against the Company's asset backed line of credit driven by the acquisition of DanChem in the prior year not in the current year and proceeds received from the Company's Rights Offering in the fourth quarter of 2021 that were not received in 2022.

Short-term Debt
The Company has a note payable in the amount of $1.0 million with an annual interest rate of 2.77% maturing April 1, 2023, associated with the financing of the Company's insurance premium in the current year. As of December 31, 2022, the outstanding balance was $0.4 million.
Long-term Debt
The Company and its subsidiaries have a Credit Agreement with BMO providing the Company with a four-year revolving credit facility, maturing on January 15, 2025, and providing the Company with up to $150.0 million of borrowing capacity. As of December 31, 2022, the Company had $71.5 million of total borrowings outstanding with its lender, an increase of $1.2 million from the balance at December 31, 2021. As of December 31, 2022, the Company had $37.6 million of remaining availability under it credit facility.
The Facility contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $7.5 million and (ii) 10% of the revolving credit facility (currently $10.5 million). As of December 31, 2022, the Company was in compliance with all financial debt covenants. See Note 6 in the notes to the consolidated financial statements for additional information on the Company's line of credit.

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
On December 20, 2022, the Board of Directors re-authorized the Company's share repurchase program. The previous share repurchase program had a term of 24 months and was set to expire on February 17, 2023. The share repurchase program allows for repurchase of up to 790,383 shares of the Company's outstanding common stock and extends to February 17, 2025. The shares will be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Under the program, the purchases will be funded from available working capital, and the repurchased shares will be returned to the status of authorized, but unissued shares of common stock or held in treasury. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. As of December 31, 2022, the Company has 679,979 shares of its share repurchase authorization remaining.
Shares repurchased for the year ended December 31, 2022 and 2021 were as follows:

	Year ended December 31,
	2022	2021
Number of shares repurchased	110,404	—
Average price per share	$12.16	$—
Total cost of shares repurchased	$1,345,540	$—
At the end of each fiscal year, the Board reviews the financial performance and capital needed to support future growth to determine the amount of cash dividend, if any, which is appropriate. In 2022 and 2021, no dividends were declared or paid by the Company.

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
Results of these additional financial measures are as follows:

	Year ended December 31,
	2022	2021
Current ratio	5.1	3.3
Debt to capital	34%	39%
Return on average equity	18.0%	21.1%
Material Cash Requirements from Contractual and Other Obligations

As of December 31, 2022, our material cash requirements for our known contractual and other obligations were as follows:

•Debt Obligations and Interest Payments - Outstanding obligations on our revolving credit facility and term loan were $67.4 million and $4.1 million, respectively, with $2.5 million payable within 12 months. The interest payments on our remaining borrowings will be determined based upon the average outstanding balance of our borrowings and the prevailing interest rate during that time. See Note 6 for further detail of our debt and the timing of expected future payments.

•Operating and Finance Leases - The Company enters into various lease agreements for real estate and manufacturing equipment used in the normal course of business. Operating and finance lease obligations were $33.5 million, with $1.3 million payable within 12 months. See Note 7 for further detail of our lease obligations and the timing of expected future payments.

The Company has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on the Company's financial position, revenues, results of operations, liquidity, or capital expenditures. We expect capital spending in fiscal 2023 to be as much as $6.0 million.
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

Effect if actual results differ from assumptions
We have not made any material changes in our methodology used to determine whether potential impairment events have occurred or any material changes in the estimates and assumptions used in our quantitative goodwill impairment testing. During 2022, goodwill was allocated to the Company's Specialty Chemicals segment and as of December 31, 2022, we determined that no impairment of the carrying value of goodwill for this reporting unit was required. In the event that our estimates vary from actual results, we may record additional impairment losses, which could be material to our results of operations.
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

We record an obsolete inventory reserve for identified finished goods with no sales activity and raw materials with no usage. This reserve is based on our current knowledge with respect to inventory levels, sales trends and historical experience. During 2022, our reserve increased approximately $2.4 million to $3.5 million as of December 31, 2022.

We also record an inventory reserve for the estimated shrinkage (quantity losses) between physical inventories. This reserve is based upon the most recent physical inventory results. During 2022, the inventory shrink reserve had an immaterial increase in response to estimated shrinkage rates based on results from previous physical inventories. Our inventory reserve for estimated shrinkage was $0.2 million as of December 31, 2022.

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

Effect if actual results differ from assumptions
We have not made any material changes in the methodology used to establish our reserves for obsolete inventory or inventory shrinkage during the past two fiscal years. However, it is possible that actual results could differ from recorded reserves. For instance, a 10% change in the amount of products considered obsolete would have decreased net earnings by $2.7 million for 2022. A 10% change in the estimated shrinkage rate would not have had a material impact on net earnings for 2022.
Income Taxes
Description
In determining income for financial statement purposes, we must make certain estimates and judgments in the calculation of tax expense, the resultant tax liabilities and the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, deferred tax assets are also recorded with respect to net operating losses and other tax attribute carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when realization of the benefit of deferred tax assets is not deemed to be more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

We recognize net tax benefits under the recognition and measurement criteria of FASB ASC Topic 740, Income Taxes, which prescribes requirements and other guidance for financial statement recognition and measurement of positions taken or expected to be taken on tax returns. We record interest and penalties, if any, related to uncertain tax positions as a component of income tax expense.

Judgments and uncertainties involved in the estimate
We assess on a tax jurisdictional basis the likelihood that our deferred tax assets can be recovered. If recovery is not more likely than not (a likelihood of less than 50 percent), the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to ultimately be recoverable. In this process, certain relevant criteria are evaluated including: the amount of income or loss in prior years, the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years that can be used to absorb net operating losses and credit carry backs, future expected taxable income and prudent and feasible tax planning strategies. Changes in taxable income, market conditions, tax laws and other factors may change our judgment regarding whether we will be able to realize the deferred tax assets. These changes, if any, may require material adjustments to the net deferred tax assets and an accompanying reduction or increase in income tax expense which will result in a corresponding increase or decrease in net income in the period when such determinations are made. The utilization of certain deferred tax assets is dependent on the amount and timing of taxable income that we will ultimately generate in the future and other factors, such as changes in tax laws.

We also assess the likelihood that our tax reporting positions will ultimately be sustained. To the extent it is determined it is more likely than not (a likelihood of more than 50 percent) that some portion, or all, of a tax reporting position will ultimately not be recognized and sustained, a provision for unrecognized tax benefit is provided by either reducing the applicable deferred tax asset or accruing an income tax liability. Our judgment regarding the sustainability of our tax reporting positions may change in the future due to changes in tax laws and other factors. These changes, if any, may require material adjustments to the related deferred tax assets or accrued income tax liabilities and an accompanying reduction or increase in income tax expense which will result in a corresponding increase or decrease in net income in the period when such determinations are made.

We have provided valuation allowances as of December 31, 2022, aggregating to $1.7 million against certain state and local net operating loss carryforwards and other deferred tax assets. As of December 31, 2022, the Company has no liability for unrecognized income tax benefits.

Effect if actual results differ from assumptions
Although management believes that the estimates and judgments discussed herein are reasonable, actual results could differ, which could result in income tax expense or benefits that could be material.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The Company is a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Ascent Industries Co.
Oak Brook, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ascent Industries Co. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years then ended, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013)] issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 31, 2023, expressed an adverse opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Tax Benefits Associated with Closure of Palmer of Texas Tanks, Inc

As described in Note 11 to the consolidated financial statements, the Company's effective tax rate for 2022 was less than the U.S. statutory rate of 21% primarily driven by tax benefits associated with losses on the investment in Palmer of Texas Tanks, Inc. (“Palmer”) and its ultimate wind down and closure. The tax benefits associated with the investment in Palmer which amounted to $5.7 million during the year related to a deduction claimed for the tax basis in the Company’s stock in Palmer.

We identified accounting for the tax benefits associated with the Company’s investment in Palmer as a critical audit matter. Determining the timing of recognition and measurement of the tax benefits associated with Palmer closure required significant management judgment, including the determination of whether the tax positions’ technical merits are more likely than not to be sustained in an audit by a taxing authority based on the application and interpretation of the relevant tax laws to the facts of the specific transaction. Auditing these elements involved especially complex auditor judgment due to the nature and extent of audit effort required to address these matters, including the need to involve personnel with specialized skill and knowledge.

The primary procedures we performed to address this critical audit matter included:

•Utilizing personnel with specialized tax knowledge and skill to assist in the following:
•Evaluating the appropriateness of management’s interpretation and application of relevant tax laws in the U.S. and the conclusions within management’s tax opinions, memoranda and other relevant documents.
•Testing the completeness and accuracy of the gross receipts test used to determine the qualification for tax benefits associated with Palmer closure.
•Testing the completeness and accuracy of the outside tax stock basis calculation used to determine the amount of the tax benefits recognized.
•Assessing the appropriateness of the timing of recognition of the tax benefits associated with Palmer closure.

Valuation of goodwill related to the Specialty Chemicals Reporting Unit

As described in Note 1 to the consolidated financial statements, the Company’s goodwill balance was $11.4 million at December 31, 2022, which pertains to its Specialty Chemicals reporting unit. The Company’s evaluation of goodwill for impairment involves comparison of the fair value of the reporting unit to its carrying value. Management conducted an annual quantitative impairment assessment of the Specialty Chemicals reporting unit as of October 1, 2022. During the fourth quarter of 2022, the Company determined potential impairment indicators existed within the Specialty Chemicals reporting unit and therefore, performed another quantitative impairment assessment. The Company determined the fair value of the reporting unit using an equal weighting of the income and market approaches, which required management to make significant estimates and assumptions related to discount rate and forecasts of revenue and profits.

We identified the valuation of goodwill for the Specialty Chemicals reporting unit as a critical audit matter. Auditing management’s impairment assessment is complex and highly judgmental due to the significant estimation required in determining the fair value of the Specialty Chemicals reporting unit. The determination of the fair value of the Specialty Chemicals reporting unit is sensitive to certain assumptions, which are affected by expected future market and economic conditions. Auditing management’s impairment assessment involved especially challenging and subjective auditor judgment due to the uncertainty surrounding future events and the extent of specialized skill required to test certain valuation assumptions.

The primary procedures we performed to address this critical audit matter included:
•Evaluating the reasonableness of assumptions used in the Company’s impairment assessment, including the revenue growth rate and profit margins.
•Testing the accuracy and completeness of the data used by management to develop its projections.
•Utilizing personnel with specialized skills and knowledge in valuation approach and methodologies to assist in: (i) assessing the appropriateness of the fair value methodology, and (ii) evaluating the reasonableness of certain valuation assumptions used, including the discount rate.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2021.
Chicago, Illinois
March 31, 2023

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Ascent Industries Co.
Oak Brook, Illinois

Opinion on Internal Control Over Financial Reporting

We have audited Ascent Industries Co.'s (the "Company's") internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We do not express an opinion or any other form of assurance on management's statements referring to any corrective actions taken by the Company after the date of management's assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended and the related notes (collectively referred to as "the financial statements") and our report dated March 31, 2023, expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses were identified regarding the following:

A.Entity Level Activities - Management did not maintain appropriately designed entity-level controls impacting:
•Control Environment: Lack of structure and responsibility, insufficient number of qualified resources due to significant turnover in key personnel leading to insufficient oversight and accountability over the performance of controls;
•Monitoring: Insufficient evaluation and determination as to whether the components of internal control were present and functioning based upon evidence maintained for certain management review controls and activity level controls across a significant portion of the Company's financial statement areas.

B.Control Activities - Management did not have effective policies and procedures or adequate selection and development of effective control activities, which resulted in the following additional material weaknesses:
•Management did not appropriately design and implement controls over the existence, accuracy, completeness, and valuation of inventory.

•Management did not maintain effectively designed and implemented controls over recorded revenue and accounts receivable, including procedures over the existence and accuracy of data input for price and quantity, review of sales contracts, as well as appropriate allocation of transaction price across identified performance obligations within the Company's contracts with customers.
•Management did not maintain effectively designed and implemented controls to detect potential material misstatements to period-end financial statements through review of account reconciliations and account analyses on a timely basis as well as other aspects of the financial statement preparation and review process. Additionally, management did not maintain effectively designed and implemented controls over the review of journal entries.
•Management did not appropriately design and implement management review controls at a sufficient level of precision around complex accounting areas including goodwill impairment, long-lived asset impairment, and income taxes.
•Management did not fully design, implement and monitor general information technology controls in the areas of user access, cyber-security and segregation of duties for systems supporting many of the Company’s internal control processes. As a result of these segregation of duties deficiencies the related manual business process controls were determined to be ineffective.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 financial statements, and this report does not affect our report dated March 31, 2023 on those financial statements.

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

/s/ BDO USA, LLP

Chicago, Illinois
March 31, 2023

Ascent Industries Co.
Consolidated Balance Sheets
As of December 31, 2022 and 2021
(in thousands, except par value and share data)

	2022	2021
Assets
Current assets:
Cash and cash equivalents	$1,441	$2,021
Accounts receivable, net	45,120	50,126
Inventories, net
Raw materials	57,518	48,448
Work-in-process	22,966	24,990
Finished goods	33,968	29,811
Total inventories, net	114,452	103,249
Prepaid expenses and other current assets	8,982	3,728
Assets held for sale	380	855
Total current assets	170,375	159,979
Property, plant and equipment, net	42,346	43,720
Right-of-use assets, operating leases, net	29,224	30,811
Goodwill	11,389	12,637
Intangible assets, net	10,387	14,382
Deferred income taxes	1,353	—
Deferred charges, net	203	302
Other non-current assets	3,766	4,171
Total assets	$269,043	$266,002

Liabilities and Shareholders' equity
Current liabilities:
Accounts payable	$22,731	$32,318
Accounts payable - related parties	—	2
Accrued expenses and other current liabilities	6,560	12,407
Current portion of note payable	387	—
Current portion of long-term debt	2,464	2,464
Current portion of earn-out liability	—	1,961
Current portion of operating lease liabilities	1,056	1,104
Current portion of finance lease liabilities	280	233
Total current liabilities	33,478	50,489
Long-term debt	69,085	67,928
Long-term portion of operating lease liabilities	30,911	32,059
Long-term portion of finance lease liabilities	1,242	1,414
Deferred income taxes	—	2,433
Other long-term liabilities	68	89
Total liabilities	134,784	154,412

Commitments and contingencies – see Note 15

Shareholders' equity:
Common stock - $1 par value: 24,000,000 shares authorized; 11,085,103 and 10,160,599 shares issued and outstanding, respectively	11,085	11,085
Capital in excess of par value	47,021	46,058
Retained earnings	85,146	63,080
	143,252	120,223
Less cost of common stock in treasury - 924,504 and 918,471 shares, respectively	(8,993)	(8,633)
Total shareholders' equity	134,259	111,590
Total liabilities and shareholders' equity	$269,043	$266,002
 See accompanying notes to consolidated financial statements.

Ascent Industries Co.
Consolidated Statements of Income
For the years ended December 31, 2022 and 2021
(in thousands, except per share data)

	2022	2021
Net sales	$414,147	$334,715
Cost of sales	357,614	273,949
Gross profit	56,533	60,766

Selling, general and administrative expense	34,952	30,144
Acquisition costs and other	1,200	1,001
Proxy contest costs and recoveries	—	168
Earn-out adjustments	(7)	1,872
Asset impairment	—	233
Operating income	20,388	27,348
Other (income) and expense
Interest expense	2,742	1,486
Loss on extinguishment of debt	—	223
Change in fair value of interest rate swap	—	(2)
Other, net	(209)	143
Income before income taxes	17,855	25,498
Income tax provision (benefit)	(4,211)	5,253
Net income	$22,066	$20,245

Net income per common share:
Basic	$2.16	$2.17
Diluted	$2.12	$2.14

Weighted average number of common shares outstanding:
Basic	10,230	9,340
Diluted	10,410	9,456
See accompanying notes to consolidated financial statements.

Ascent Industries Co.
Consolidated Statements of Cash Flows
For the years ended December 31, 2022 and 2021
(in thousands)

	2022	2021
Cash flows from operating activities:
Net income	$22,066	$20,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	8,722	7,547
Amortization expense	3,995	2,794
Amortization of debt issuance costs	99	95
Asset impairment	—	233
Loss on extinguishment of debt	—	223
Deferred income taxes	(4,211)	(2,071)
Earn-out adjustments	(7)	1,872
Payments of earn-out liabilities in excess of acquisition date fair value	(662)	(138)
Provision for (reduction of) losses on accounts receivable	1,034	(398)
Provision for losses on inventories	3,052	1,649
Loss (gain) on disposal of property, plant and equipment	27	(848)
Non-cash lease expense	414	481
Non-cash lease termination loss	—	5
Change in fair value of interest rate swap	—	(2)
Payments for termination of interest rate swap	—	(46)
Issuance of treasury stock for director fees	364	132
Share-based compensation expense	1,407	799
Changes in operating assets and liabilities:
Accounts receivable	3,972	(16,185)
Inventories	(13,779)	(18,873)
Other assets and liabilities	(12)	(55)
Accounts payable	(10,277)	10,835
Accounts payable - related parties	(2)	2
Accrued expenses	(2,702)	1,506
Accrued income taxes	(7,923)	9,253
Net cash provided by operating activities	5,577	19,055

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,074)	(1,497)
Proceeds from disposal of property, plant and equipment	99	1,400
Acquisitions, net of cash acquired	—	(32,564)
Net cash used in investing activities	(4,975)	(32,661)

Cash flows from financing activities:
Borrowings from long-term debt	443,363	215,528
Proceeds from note payable	967	—
Proceeds from the issuance of common stock related to Rights Offering	—	10,010
Proceeds from exercise of stock options	175	109
Payments on long-term debt	(442,206)	(206,505)
Payments on note payable	(580)	—
Principal payments on finance lease obligations	(266)	(92)
Payments on earn-out liabilities	(1,292)	(3,494)
Repurchase of common stock	(1,343)	—
Payments of deferred financing costs	—	(165)
Net cash (used in) provided by financing activities	(1,182)	15,391

(Decrease) Increase in cash and cash equivalents	(580)	1,785
Cash and cash equivalents at beginning of year	2,021	236
Cash and cash equivalents at end of year	$1,441	$2,021
See accompanying notes to consolidated financial statements.

Ascent Industries Co.
Consolidated Statements of Cash Flows
For the years ended December 31, 2022 and 2021
(in thousands)

	Year Ended December 31,
Supplemental Disclosure of Cash Flow Information	2022	2021
Cash paid for:
Interest	$2,230	$1,315
Income taxes	7,859	1,654

Noncash Investing Activities:
Capital expenditures, not yet paid	$751	$—
See accompanying notes to consolidated financial statements.

Ascent Industries Co.
Consolidated Statements of Shareholders' Equity
For the years ended December 31, 2022 and 2021
(in thousands, except share and per share data)

	Common Stock				Treasury Stock
	Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Shares	Amount	Total
Balance December 31, 2020	10,300	$10,300	$37,719	$42,835	1,123	$(10,559)	$80,295
Net income	—	—	—	20,245	—	—	20,245
Issuance of 785,103 shares of common stock - Rights Offering	785	785	9,225	—	—	—	10,010
Issuance of 191,673 shares of common stock from treasury	—	—	(1,670)	—	(192)	1,802	132
Exercise of stock options for 13,174 shares, net	—	—	(15)	—	(13)	124	109
Share-based compensation	—	—	799	—	—	—	799
Balance December 31, 2021	11,085	$11,085	$46,058	$63,080	918	$(8,633)	$111,590
Net income	—	—	—	22,066	—	—	22,066
Issuance of 86,274 shares of common stock from treasury	—	—	(449)	—	(86)	813	364
Exercise of stock options for 18,098 shares, net	—	—	5	—	(18)	170	175
Share-based compensation	—	—	1,407	—		—	1,407
Repurchase of common stock	—	—	—	—	110	(1,343)	(1,343)
Balance December 31, 2022	11,085	$11,085	$47,021	$85,146	924	$(8,993)	$134,259
See accompanying notes to consolidated financial statements.

Ascent Industries Co.
Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
Note 1: Summary of Significant Accounting Policies
Ascent Industries Co. is an industrials company focused on the production and distribution of industrial tubular products including stainless steel and galvanized pipe and tube, seamless carbon pipe and tube, and specialty chemicals. Ascent Industries Co. was incorporated in 1958 as the successor to a chemical manufacturing business founded in 1945 known as Blackman Uhler Industries Inc. On August 5, 2022, we filed with the Secretary of State of the State of Delaware a Certificate of Amendment to our Certificate of Incorporation to change our corporate name from Synalloy Corporation to Ascent Industries Co., effective August 10, 2022. The Company's executive office is located at 1400 16th Street, Suite 270, Oak Brook, Illinois 60523. Unless indicated otherwise, the terms "Ascent", "Company," "we" "us," and "our" refer to Ascent Industries Co. and its consolidated subsidiaries.
The Company's business is divided into two reportable operating segments, Tubular Products and Specialty Chemicals. The Tubular Products segment serves markets through pipe and tube and customers in the appliance, architectural, automotive and commercial transportation, brewery, chemical, petrochemical, pulp and paper, mining, power generation (including nuclear), water and waste-water treatment, liquid natural gas ("LNG"), food processing, pharmaceutical, oil and gas and other industries.
The Specialty Chemicals segment produces specialty products for the pulp and paper, coatings, adhesives, sealants and elastomers (CASE), textile, automotive, household, industrial and institutional ("HII"), agricultural, water and waste-water treatment, construction, oil and gas and other industries.
Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany transactions and balances have been eliminated.
Use of Estimates - The preparation of the Company's financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosures of contingent assets and liabilities. Significant items subject to such estimates and assumptions include the carrying value of property, plant and equipment; intangible assets; the fair value of assets or liabilities acquired in a business combination; valuation allowances for receivables, inventories and deferred income tax assets and liabilities; environmental liabilities; liabilities for potential tax deficiencies; and, potential litigation claims and settlements. The Company bases these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying value of assets and liabilities that are readily available from other sources. Actual results may differ from these estimates.
Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash levels in bank accounts that, at times, may exceed federally-insured limits.
Accounts Receivable - Accounts receivable from the sale of products are recorded at net realizable value and the Company generally grants credit to customers on an unsecured basis. Substantially all of the Company's accounts receivable are due from companies located throughout the United States. The Company provides an allowance for credit losses for expected uncollectible amounts. The allowance is based upon an analysis of accounts receivable balances with similar risk characteristics on a collective basis, considering factors such as the aging of receivables balances, historical loss experience, current information, and future expectations. Each reporting period, the Company reassesses whether any accounts receivable no longer share similar risk characteristics and should instead be evaluated as part of another pool or on an individual basis. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables are generally due within 30 to 60 days. Delinquent receivables are written off based on individual credit evaluations and specific circumstances of the customer. Activity in the allowance for credit losses were as follows:

(in thousands)	2022	2021
Balance at beginning of period	$216	$496
Current period provision for expected credit losses	1,405	(68)
Deductions from allowance	(371)	(330)
Acquired allowance	—	118
Balance at end of period	$1,250	$216

Ascent Industries Co.
Notes to Consolidated Financial Statements

Inventories - Inventory is stated at the lower of cost or net realizable value ("LCNRV"). Cost is determined by either specific identification or weighted average methods.
At the end of each quarter, all facilities review recent sales reports to identify sales price trends that would indicate products or product lines that are being sold below our cost. This would indicate that an adjustment would be required. An LCNRV adjustment is recorded when the Company's inventory cost, based upon a historical price, is greater than the current selling price of that product. During the year ended December 31, 2022 and 2021, no significant LCNRV adjustments were required by our Specialty Chemicals segment.
Stainless steel, both in its raw material (coil or plate) or finished goods (pipe and tube) state is purchased/sold using a base price plus an additional surcharge which is dependent on current nickel prices. As raw materials are purchased, it is priced to the Company based upon the surcharge at that date. When the selling price of the finished pipe is set for the customer, approximately three months later, the then-current nickel surcharge is used to determine the proper selling prices. An LCNRV adjustment is recorded when the Company's inventory cost, based upon a historical nickel price, is greater than the current selling price of that product due to a reduction in the nickel surcharge. During the years ended December 31, 2022, LCNRV adjustments of $0.5 million were required by our Tubular Products segment. During the year ended December 31, 2021 no significant LCNRV adjustments were required by our Tubular Products segment.
In addition, the Company establishes inventory reserves for:
•Estimated obsolete or unmarketable inventory - The Company identified inventory items with no sales activity for finished goods or no usage for raw materials for a certain period of time. For those inventory items not currently being marketed and unable to be sold, a reserve was established for 100% of the inventory cost less any estimated scrap proceeds. The Company reserved $3.5 million and $1.1 million as of December 31, 2022 and 2021, respectively.
•Estimated quantity losses - The Company performs an annual physical count of inventory during the fourth quarter each year for all facilities. A reserve is established for the potential quantity losses that could occur subsequent to their physical inventory. This reserve is based upon the most recent physical inventory results. The Company had $0.2 million reserved for physical inventory quantity losses as of December 31, 2022 and 2021, respectively.
Property, Plant and Equipment - Property, plant and equipment are stated at cost. Depreciation is determined based on the straight-line method over the estimated useful life of the assets. Substantially all depreciation is recorded within cost of goods sold on the consolidated statement of income. Leasehold improvements are depreciated over the shorter of their useful lives or the remaining non-cancellable lease term, buildings are depreciated over a range of 10 years to 40 years, and machinery, fixtures and equipment are depreciated over a range of three years to 20 years. The costs of software licenses are amortized over five years using the straight-line method. The Company continually reviews the recoverability of the carrying value of long-lived assets. The Company also reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. When the future undiscounted cash flows of the operation to which the assets relate do not exceed the carrying value of the asset, the assets are written down to fair value.
Business Combinations - Business combinations are accounted for using the acquisition method of accounting. Under this method, the total consideration transferred to consummate the business combination is allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the closing date of the transaction. The acquisition method of accounting requires extensive use of estimates and judgments to allocate the consideration transferred to the identifiable tangible and intangible assets acquired, if any, and liabilities assumed. See Note 2 for further discussion on the Company's acquisition of DanChem.
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
The quantitative goodwill impairment test used to identify potential impairment compares the fair value of a reporting unit with its carrying amount, including goodwill. Fair value represents the price a market participant would be willing to pay in a

Ascent Industries Co.
Notes to Consolidated Financial Statements

potential sale of the reporting unit and is based on a combination of an income approach, based on discounted future cash flows, and a market approach, based on market multiples applied to free cash flow. If the fair value exceeds the carrying value, then no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Any impairment identified is included within "goodwill impairment" in the consolidated statements of income.
A reporting unit is an operating segment or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. During 2022 and 2021, goodwill was allocated to the Specialty Chemicals reporting unit.
The changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021 were as follows:

(in thousands)	Specialty Chemicals
Balance December 31, 2020	$1,355
Acquisitions	11,282
Balance December 31, 2021	12,637
PPA Revisions	(1,248)
Balance December 31, 2022	$11,389
During the third quarter of 2022, subsequent to the preliminary estimates of fair value of intangible assets acquired and liabilities assumed, management revised the initial estimate of the fair value of property, plant and equipment resulting in an increase of $1.6 million. As a result of this revision, goodwill was decreased by $1.2 million and the Company's deferred tax balances were increased $0.4 million. In addition, the change to the provisional amount resulted in an increase in depreciation expense and accumulated depreciation of $0.2 million of which $0.1 million relates to a previous reporting period.
During the fourth quarter of 2022, subsequent to the preliminary estimates of fair value of intangible assets acquired and liabilities assumed, management finalized the values of deferred tax balances upon completion of the DanChem pre-acquisition tax returns. As a result, within the measurement period, the Company's deferred tax balances were decreased by $40,475 and goodwill was decreased by $40,475.
We conducted our annual impairment test of the Specialty Chemicals reporting unit as of October 1, 2022. The Company performed a discounted cash flow analysis and a market multiple analysis for the Specialty Chemicals reporting unit. The discounted cash flow analysis included management assumptions for expected sales growth, capital expenditures and overall operational forecasts. the market multiple analysis included historical and projected performance, market capitalization, volatility and multiples for industry peers. As a result of the goodwill impairment evaluation, it was concluded that the estimated fair value of the Specialty Chemicals reporting unit was greater than its carrying value and, as such, no goodwill impairment was necessary.
During the fourth quarter of 2022, the Company determined potential indicators of impairment within the Specialty Chemicals reporting unit, with an associated goodwill balance of $11.4 million, existed. Significant decreases in the Company's stock price and performance relative to forecast, collectively, indicated that the reporting unit had experienced a triggering event and the need to perform another quantitative evaluation of goodwill. As a result, the Company quantitatively evaluated the Specialty Chemicals reporting unit for impairment. As a result of the goodwill impairment evaluation, it was concluded that the estimated fair value of the Specialty Chemicals reporting unit was above its carrying value and, as such, no goodwill impairment was necessary.
Intangible Assets - Intangible assets consists of customer relationships, trademarks and trade names, and Other and represents the fair value of intellectual, non-physical assets resulting from business acquisitions and are amortized over their estimated useful lives using either an accelerated or straight-line method over a period ranging from eight to 15 years.

Ascent Industries Co.
Notes to Consolidated Financial Statements

Amortization expense is recorded in selling, general and administrative expense on the consolidated statements of income. The weighted average amortization period for the customer relationships is approximately 12 years.
The gross carrying amount and accumulated amortization of intangible assets consist of the following:

	2022		2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Customer related	$28,226	$(18,437)	$28,226	$(14,486)
Trademarks and trade names	150	(12)	150	(2)
Other	500	(40)	500	(6)
Total definite-lived intangible assets	$28,876	$(18,489)	$28,876	$(14,494)
The Company recorded amortization expense related to intangible assets of $4.0 million and $2.8 million for 2022 and 2021, respectively.
Estimated amortization expense for the next five fiscal years based on existing intangible assets is as follows:

(in thousands)
2023	$1,580
2024	1,555
2025	1,384
2026	1,153
2027	973
Thereafter	3,742
Total	$10,387
Deferred Charges - Deferred charges represent debt issuance costs and are amortized over their estimated useful lives using the straight-line method over a period of four years and is recorded in interest expense on the consolidated statements of income. On January 15, 2021, the Company and its subsidiaries entered into a new Credit Agreement (the "Credit Agreement") with BMO Harris Bank, N.A ("BMO") providing the Company with a new four-year revolving credit facility and replacing the Company's previous asset based revolving line of credit and term loan with Truist Bank ("Truist"). The Company accounted for this refinance as a debt extinguishment and, as a result, $0.2 million of unamortized debt issuance costs associated with the Company's previously existing bank debt were written off as a loss on extinguishment of debt during the year ended December 31, 2021.
Deferred charges totaled $0.4 million as of December 31, 2022 and 2021, respectively. Accumulated amortization of deferred charges as of December 31, 2022 and 2021 totaled $0.2 million and $0.1 million, respectively.
The Company recorded amortization expense related to deferred charges of $0.1 million for 2022 and 2021.
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

Ascent Industries Co.
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
Earn-Out Liabilities - In connection with the 2019 American Stainless acquisition, the Company is required to make quarterly earn-out payments to American Stainless for a period of three years following closing equal to six and one-half percent (6.5%) of ASTI’s revenue over the three-year earn-out period. These quarterly earn-out payments ended in 2022.
In connection with the 2018 MUSA-Galvanized acquisition, the Company is required to make quarterly earn-out payments to MUSA for a period of four years following closing, based on actual sales levels of galvanized pipe and tube. These quarterly earn-out payments ended in 2022.
In connection with the 2017 MUSA-Stainless acquisition, the Company is required to make quarterly earn-out payments to MUSA for a period of four years following closing, based on actual sales levels of stainless steel pipe and tube (outside diameter of 10 inches or less). These quarterly earn-out payments ended in 2021.
The fair value of the earn-out liabilities are estimated by applying the probability-weighted expected return method using management's estimates of pounds to be shipped and future price per unit. Changes to the fair value of the earn-out liabilities are determined each quarter-end and charged to income or expense in the “Earn-Out Adjustments” line item in the consolidated statements of income. See Note 4 for additional information on the Company's earn-out liabilities.
Revenue Recognition - Revenues are recognized when control of the promised goods or services is transferred to our customers upon shipment, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The Company's revenues are derived from contracts with customers where performance obligations are satisfied at a point-in-time or over-time. For certain contracts under which the Company produces product with no alternative use and for which the Company has an enforceable right to payment during the production cycle, product in which the material is customer owned or in which the customer simultaneously consumes the benefits throughout the production cycle, progress toward satisfying the performance obligation is measured using an output method of units produced. Certain customer arrangements consist of bill-and-hold characteristics under which transfer of control has been met (including the passing of title and significant risk and reward of ownership to the customers). Therefore, the customers can direct the use of the bill-and-hold inventory while we retain physical possession of the product until it is shipped to a customer at a point in time in the future.
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
Shipping Costs - Shipping costs are treated as fulfillment activities at the time control and title of the promised good and services rendered are transferred to the customer. Shipping costs of approximately $11.2 million and $9.4 million in 2022 and 2021, respectively, are recorded in cost of goods sold on the consolidated statements of income.
Share-Based Compensation - Share-based payments to employees, including grants of employee stock options, are recognized in the consolidated statements of income as compensation expense (based on their estimated fair values at grant date) generally over the vesting period of the awards using the straight-line method. Any forfeitures of share-based awards are recorded as they occur. See Note 10 for additional information on the Company's accounting for share-based payments.
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

Ascent Industries Co.
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
The Company subleases portions of certain properties that are not used in its operations. Sublease income was $0.2 million for 2022. Sublease income was not significant for 2021.
Concentrations of Credit Risk - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits and trade accounts receivable. The Company monitors the financial institutions where it invests its cash and cash equivalents as well as performs credit reviews of potential customers when extending credit to purchase and periodic reviews of existing customers to mitigate exposure and risk. The Specialty Chemicals segment has one customer that accounted for approximately 21% of the segment's revenues for 2022 and 15% of the segment's revenues for 2021.
Accounting Pronouncements Not Yet Adopted - In March 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-04 "Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting." The ASU, and subsequent clarifications, provide practical expedients for contract modification accounting related to the transition away from the London Interbank Offered Rate (LIBOR) and other interbank offering rates to alternative reference rates. On December 21, 2022, the FASB issued ASU 2022-06 to defer the sunset date of Topic 848 until December 31, 2024. The Company intends to use the expedients where needed for reference rate transition. The Company continues to evaluate this standard update and does not currently expect a material impact to the Company’s financial statements or disclosures.

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
During the third quarter of 2022, subsequent to the preliminary estimates of fair value of intangible assets acquired and liabilities assumed, management revised the initial estimate of the fair value of property, plant and equipment resulting in an increase of $1.6 million. As a result of this revision within the measurement period, goodwill was decreased by $1.2 million and the Company's deferred tax balances were increased $0.4 million. In addition, the change to the provisional amount resulted in an increase in depreciation expense and accumulated depreciation of $0.2 million of which $0.1 million relates to a previous reporting period.
During the fourth quarter of 2022, subsequent to the preliminary estimates of fair value of intangible assets acquired and liabilities assumed, management finalized the values of deferred tax balances upon completion of the DanChem pre-acquisition tax returns. As a result, within the measurement period, the Company's deferred tax balances were decreased by $40,475 and goodwill was decreased by $40,475.

The table below summarizes the fair value of identifiable assets acquired and liabilities assumed in the Acquisition and the revisions made in 2022:

(in thousands)	October 22, 2021	Revisions	December 31, 2022
Cash and cash equivalents	$1,533		$1,533
Accounts receivable, net of allowance for credit losses of $118	5,358		5,358
Inventories, net	1,561		1,561
Prepaid expenses and other current assets	454		454
Property, plant and equipment, net	15,697	$1,594	17,291
Right of use asset, operating leases, net	208		208
Intangible assets, net	5,750		5,750
Total identifiable assets acquired	30,561	1,594	32,155

Accounts payable	1,751		1,751
Accrued expenses and other current liabilities	1,622		1,622
Current portion of operating lease liabilities	51		51
Current portion of finance lease liabilities	215		215
Deferred income taxes	2,542	346	2,888
Long-term portion of operating lease liabilities	157		157
Long-term portion of finance lease liabilities	1,408		1,408
Total identifiable liabilities assumed	7,746	346	8,092

Net identifiable assets acquired	22,815	1,248	24,063
Transaction price	34,097		34,097
Goodwill	$11,282	$(1,248)	$10,034

Ascent Industries Co.
Notes to Consolidated Financial Statements

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

Approximately $0.5 million and $1.0 million of one-time, acquisition-related costs, is recognized in acquisition costs and other expenses in the consolidated statements of income as of December 31, 2022 and 2021, respectively.

The Company identified DanChem’s customer relationships, product development know-how, and tradename as finite-lived assets with estimated fair values as of the acquisition date of $5.1 million, $0.5 million, and $0.2 million, respectively. The finite-lived assets are subject to amortization using either an accelerated or straight-line method over 15 years.

Total net sales and operating income for DanChem for the period from October 22, 2021 through December 31, 2022 were as follows:

(in thousands)	2022	Period from 10/22/2021 - 12/31/2021
Net sales	$32,297	$5,692
Operating income	$115	$621
Pro Forma Financial Information
The following unaudited consolidated pro forma summary has been prepared by adjusting the Company's historical data to give effect to the acquisition of DanChem as if it had occurred on January 1, 2021:

(unaudited)	Year Ended December 31, 2021
(in thousands, except per share data)
Net sales	$358,735
Net income	21,681
Basic net income per common share	2.32
Diluted net income per common share	$2.29
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

Ascent Industries Co.
Notes to Consolidated Financial Statements

The following table presents the Company's revenues, disaggregated by product group.

(in thousands)	2022	2021
Fiberglass and steel liquid storage tanks and separation equipment	$411	$1,343
Heavy wall seamless carbon steel pipe and tube	48,227	40,539
Stainless steel pipe and tube	222,892	186,651
Galvanized pipe and tube	35,075	38,705
Specialty chemicals	107,542	67,477
Net sales	$414,147	$334,715
The Company's revenues are derived from contracts with customers where performance obligations are satisfied at a point-in-time or over-time. Performance obligations are supported by contracts with customers, providing a framework for the nature of the distinct goods, services or bundle of goods and services. The timing of satisfying the performance obligation is typically indicated by the terms of the contract. The following table represents the Company's revenue recognized at a point- in-time and over-time.

(in thousands)	2022	2021
Point-in-time	$387,498	$311,287
Over-time	$26,649	$23,428
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
The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, notes payable, earn-out liabilities, revolving line of credit, and long-term debt.
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

Ascent Industries Co.
Notes to Consolidated Financial Statements

Level 3: Contingent consideration (earn-out) liabilities
The fair value of contingent consideration liabilities ("earn-out") resulting from the 2018 MUSA-Galvanized acquisition and 2019 American Stainless acquisition are classified as Level 3. Each quarter-end, the Company re-evaluates its assumptions for all earn-out liabilities and adjusts to reflect the updated fair values. Changes in the estimated fair value of the earn-out liabilities are reflected in operating income in the periods in which they are identified. Changes in the fair value of the earn-out liabilities may materially impact and cause volatility in the Company's operating results. The significant unobservable inputs used in the fair value measurement of the Company's earn-out liabilities are the discount rate, timing of the estimated payouts, and future revenue projections. Significant increases (decreases) in any of those inputs would not have resulted in a material difference in the fair value measurement of the earn-out liabilities for the years ended December 31, 2022 and 2021, respectively.
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
The following table presents a summary of changes in fair value of the Company's Level 3 earn-out liabilities measured on a recurring basis for 2022 and 2021:

(in thousands)	MUSA-Galvanized	American Stainless	Total
Balance December 31, 2021	$1,106	$855	$1,961
Earn-out payments during period	(1,099)	(855)	$(1,954)
Changes in fair value during the period	(7)	—	$(7)
Balance December 31, 2022	$—	$—	$—
For the year ended December 31, 2022, the Company had no unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value instruments.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
For the fiscal year ended December 31, 2022 and 2021, the Company's only significant measurements of assets and liabilities at fair value on a non-recurring basis subsequent to their initial recognition were certain long-lived assets, certain assets held for sale and goodwill (see Note 1 to the consolidated financial statements for additional information regarding this Level 3 fair value measurement).
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

Ascent Industries Co.
Notes to Consolidated Financial Statements

During the fourth quarter of 2022, the Company began a strategic reassessment of certain operations to drive an increased focus on its core operations and to continue to improve overall performance and operating profitability. As a result of this reassessment, management and the Board of Directors decided to pursue an exit of the Company's galvanized pipe and tube operations at its Munhall facility. It was determined that a significant change in the use of the assets of the Munhall facility had occurred before the end of their previous useful lives, and therefore, had experienced a triggering event and were evaluated for recoverability. Based on this evaluation of the Munhall assets, it was determined the assets were recoverable and no impairment was recorded, however, certain long-lived assets and intangible assets related to the galvanized pipe and tube operations were written down to their fair value of zero resulting in accelerated depreciation and amortization charges of $0.9 million. Expenses associated with accelerated depreciation are included in depreciation and amortization expense in the consolidated statements of income.

During 2021, the Company determined that technology associated with certain long-lived assets within the Specialty Chemicals segment was obsolete and, as a result, recognized a $0.2 million non-cash, pre-tax asset impairment charge.

Assets Held-for-Sale
On February 17, 2021 the Board of Directors authorized the permanent cessation of operations at Palmer and the subleasing of the Palmer facility. As of December 31, 2021, the Company permanently ceased operations at the Palmer facility and determined that the remaining asset group met the criteria to be classified as held for sale, and therefore classified the related assets as held for sale on the consolidated balance sheets. The Company determined that the exit from this business did not represent a strategic shift that had a major effect on its consolidated results of operations, and therefore this business was not classified as discontinued operations. As of December 31, 2022, the remaining Palmer assets continue to be classified as held for sale with the remaining assets to be disposed of in the first quarter of 2023. The results of operations for this business are included within the Tubular Products segment for all periods presented in this annual report. The Company uses observable inputs, such as prices of comparable assets in active markets to determine the fair value of the remaining assets. The Company classifies these fair value measurements as Level 2.

The assets classified as held for sale as of December 31, 2022 and 2021 are as follows:

(in thousands)	2022	2021
Inventory, net	$198	$617
Property, plant and equipment, net	182	238
Assets held for sale	$380	$855

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
Fair Value of Financial Instruments
The fair values of cash and cash equivalents, accounts receivable, accounts payable and the Company's note payable approximated their carrying value because of the short-term nature of these instruments. The Company's revolving line of credit and long-term debt, which is based on a variable interest rate, are also reflected in the financial statements at carrying value which approximates fair value as of December 31, 2022. The carrying amount of cash and cash equivalents are considered Level 1 measurements. The carrying amounts of accounts receivable, accounts payable, note payable, revolving line of credit and long-term debt are considered Level 2 measurements. See Note 6 for further information on the Company's debt.

Ascent Industries Co.
Notes to Consolidated Financial Statements

Note 5: Property, Plant and Equipment
Property, plant and equipment consist of the following:

(in thousands)	2022	2021
Land	$723	$723
Leasehold improvements	4,114	4,641
Buildings	1,534	53
Machinery, fixtures and equipment	113,413	110,127
Construction-in-progress	3,270	1,900
	123,054	117,444
Less accumulated depreciation and amortization	(80,708)	(73,724)
Property, plant and equipment, net	$42,346	$43,720

The following table sets forth depreciation expense related to property, plant and equipment:

(in thousands)	2022	2021
Cost of sales	$8,472	$7,293
Selling, general and administrative	250	254
Total depreciation	$8,722	$7,547
Note 6: Debt

Short-term debt

On June 6, 2022, the Company entered into a note payable in the amount of $1.0 million with an interest rate of 2.77% maturing April 1, 2023. The agreement is associated with the financing of the Company's insurance premium in the current year. As of December 31, 2022, the outstanding balance was $0.4 million.

Credit Facilities

(in thousands)	2022	2021
Revolving line of credit, due January 15, 2025	$67,442	$65,571
Term loan, due January 15, 2025	4,107	4,821
Total long-term debt	71,549	70,392
Less: Current portion of long-term debt	(2,464)	(2,464)
Long-term debt, less current portion	$69,085	$67,928
The Company and its subsidiaries have a Credit Agreement with BMO Harris Bank N.A. ("BMO") which provides the Company with a four-year revolving credit facility with up to $150.0 million of borrowing capacity (the "Facility").

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

We have pledged all of our accounts receivable, inventory, and certain machinery and equipment as collateral for the Credit Agreement. Availability under the Credit Agreement is subject to the amount of eligible collateral as determined by the lenders' borrowing base calculations. Amounts outstanding under the revolving line of credit portion of the Facility currently bear interest, at the Company's option, at (a) the Base Rate (as defined in the Credit Agreement) plus 0.50%, or (b) LIBOR plus 1.50%. Amounts outstanding under the delayed draw term loan portion of the Facility bear interest at LIBOR plus 1.65%. The Facility also provides an unused commitment fee based on the daily used portion of the Facility. The Credit

Ascent Industries Co.
Notes to Consolidated Financial Statements

Agreement includes provisions intended to provide for the replacement of LIBOR with the Secured Overnight Financing Rate ("SOFR") upon the cessation of LIBOR. The Company plans to transition away from LIBOR by June 2023.

The revolving line of credit interest rate was 5.18% and 2.29% as of December 31, 2022 and 2021, respectively. Average borrowings under the revolving line of credit during 2022 and 2021 were $71.0 million and $61.9 million with a weighted average interest rate of 3.67% and 2.23%, respectively.

The term loan interest rate was 6.38% and 1.90% as of December 31, 2022 and 2021, respectively.
The Company made interest payments on all credit facilities of $2.6 million and 1.4 million in 2022 and 2021, respectively.
Principal payments on long-term debt are as follows (in thousands):

2023	$2,464
2024	2,464
2025	$66,621
Pursuant to the Credit Agreement, the Company was required to pledge all of its tangible and intangible properties, including the stock and membership interests of its subsidiaries. The Facility contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $7.5 million and (ii) 10% of the revolving credit facility (currently $10.5 million). As of December 31, 2022, the Company was in compliance with all financial debt covenants.
As of December 31, 2022, the Company had $37.6 million of remaining availability under it credit facility.

Note 7: Leases
The Company's portfolio of leases contains both finance and operating leases that relate to real estate and manufacturing equipment. Substantially all of the value of the Company's lease portfolio relates to the Master Lease with Store Master Funding XII, LLC (“Store”), an affiliate of Store Capital Corporation ("Store Capital") that was entered into in 2016 and amended with the American Stainless acquisition in 2019 as well as the sale of land at the Munhall facility in 2020. As of December 31, 2022, operating lease liabilities related to the master lease agreement with Store Capital totaled $31.5 million, or 94% of the total lease liabilities on the consolidated balance sheet.
As discussed in Note 2, on October 22, 2021, the Company completed the DanChem acquisition. As part of the acquisition, the Company assumed certain operating and finance leases. As of December 31, 2022, the balances associated with these leases in the consolidated balance sheet include operating lease assets and liabilities of $0.3 million and finance lease assets and liabilities of $2.9 million.
During the year ended December 31, 2022, the Company entered into new operating lease agreements resulting in an additional $0.2 million of right-of-use assets and lease liabilities.

Balance Sheet Presentation
Operating and finance lease amounts included in the consolidated balance sheet are as follows (in thousands):

		Year Ended December 31,
Classification	Financial Statement Line Item	2022	2021
Operating lease assets	Right-of-use assets, operating leases	$29,224	$30,811
Finance lease assets	Property, plant and equipment, net	1,494	1,640
Current liabilities	Current portion of lease liabilities, operating leases	1,056	1,104
Current liabilities	Current portion of lease liabilities, finance leases	280	233
Non-current liabilities	Non-current portion of lease liabilities, operating leases	30,911	32,059
Non-current liabilities	Non-current portion of lease liabilities, finance leases	$1,242	$1,414

Ascent Industries Co.
Notes to Consolidated Financial Statements

Total Lease Cost
Individual components of the total lease cost incurred by the Company are as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Operating lease cost[1]	$4,151	$4,099
Finance lease cost:
Reduction in carrying amount of right-of-use assets	273	100
Interest on finance lease liabilities	36	11
Sublease income	(187)	—
Total lease cost	$4,273	$4,210
1Includes short term leases, which are immaterial

Reduction in carrying amounts of right-of-use assets held under finance leases is included in depreciation expense. Minimum rental payments under operating leases are recognized on a straight-line method over the term of the lease including any periods of free rent and are included in selling, general, and administrative expense on the consolidated statements of income.

Maturity of Leases
The amounts of undiscounted future minimum lease payments under leases as of December 31, 2022 are as follows:

(in thousands)	Operating	Finance
2023	$3,645	$311
2024	3,667	257
2025	3,687	244
2026	3,703	244
2027	3,765	244
Thereafter	36,151	327
Total undiscounted minimum future lease payments	54,618	1,627
Imputed Interest	(22,651)	(105)
Total lease liabilities	$31,967	$1,522

Lease Term and Discount Rate

	Year Ended December 31,
	2022	2021
Weighted-average discount rate
Operating leases	8.31%	8.30%
Finance leases	2.32%	2.27%
Weighted-average remaining lease term
Operating leases	13.61 years	14.43 years
Finance leases	6.06 years	7.07 years

Ascent Industries Co.
Notes to Consolidated Financial Statements

Note 8: Accrued Expenses
Accrued expenses consist of the following:

(in thousands)	2022	2021
Salaries, wages, and commissions	$2,344	$5,052
Income taxes	—	3,212
Taxes, other than income taxes	1,217	889
Advances from customers	304	441
Insurance	553	517
Professional fees	505	527
Warranty reserve	59	40
Benefit plans	426	333
Customer rebate liability	194	379
Other accrued items	958	1,017
Total accrued expenses	$6,560	$12,407

Note 9: Shareholders' Equity

Authorized shares of common stock were $24.0 million ($1.00 par value) at December 31, 2022 and 2021.
Share Repurchase Program
On December 20, 2022, the Board of Directors re-authorized the Company's share repurchase program. The previous share repurchase program had a term of 24 months and was set to expire on February 17, 2023. The share repurchase program allows for repurchase of up to 790,383 shares of the Company's outstanding common stock and extends to February 17, 2025. The shares will be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Under the program, the purchases will be funded from available working capital, and the repurchased shares will be returned to the status of authorized, but unissued shares of common stock or held in treasury. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. As of December 31, 2022, the Company has 679,979 shares of its share repurchase authorization remaining.
Shares repurchased for the year ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
	2022	2021
Number of shares repurchased	110,404	—
Average price per share	$12.16	$—
Total cost of shares repurchased	$1,345,540	$—
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

Ascent Industries Co.
Notes to Consolidated Financial Statements

Dividends
At the end of each fiscal year the Board reviews the financial performance and capital needed to support future growth to determine the amount of cash dividend, if any, which is appropriate. In 2022 and 2021, no dividends were declared or paid by the Company.
Note 10: Accounting for Share-Based Payments
Overview of Share-Based Payment Plans
The Company has a number of active and inactive equity incentive plans (the "Incentive Plans") under which the Company has been authorized to grant share-based awards to key employees and non-employee directors. On April 25, 2022, the Board of Directors approved, upon the recommendation of the Compensation & Long-Term Incentive Committee but subject to stockholder approval, adoption of the Ascent Industries Co. 2022 Omnibus Equity Incentive Plan (the "Plan") and directed that the Plan be submitted for approval by our stockholders at our 2022 Annual Meeting of Stockholders (the "Annual Meeting"). On June 8, 2022, at the 2022 Annual Meeting, upon the recommendation of the Company's Board of Directors, a majority of the shareholders of the Company voted to approve the Plan. A total of 0.8 million shares have been authorized for grant to key employees and non-employee directors under the Company's currently active Incentive Plans. As of December 31, 2022, there were 0.7 million shares remaining available for grants under the currently active equity Incentive Plans.

The Company recognized share-based compensation expense within SG&A expense on the consolidated statements of income of $1.4 million and $0.8 million in 2022 and 2021, respectively.

Total unrecognized share-based payment expense for all share-based payment plans was $1.5 million at December 31, 2022, of which $1.0 million will be recognized in 2023, $0.4 million in 2024, and $0.1 million thereafter. This results in these amounts being recognized over a weighted-average period of 2.04 years.

Stock Options
Stock options have terms of 10 years and vest in 20% or 33% increments annually on a cumulative basis, beginning one year after the date of grant, and are assigned an exercise price equal to the average of the high and low common stock price on the day prior to the date of grant. Options are expensed on a straight-line basis over the grant vesting period, which is considered to be the requisite service period. Compensation expense charged against income for options was insignificant for 2022 and 2021
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. When determining expected volatility, the Company considers the historical volatility of the Company’s stock price. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, based on the options’ expected term. The Company granted no new options in 2022.
Transactions related to stock options for the year ended December 31, 2022 are summarized as follows:

	Weighted Average Exercise Price	Options Outstanding	Weighted Average Contractual Term (in years)	Intrinsic Value of Options
Outstanding at December 31, 2021	$13.04	143,828	6.0	$487,011
Exercised	9.67	(18,098)
Canceled, forfeited, or expired	11.71	(7,588)
Outstanding at December 31, 2022	$13.66	118,142	5.2	$—
Vested and expected to vest at December 31, 2022[1]	$13.00	5,665	7.1	$—
Exercisable options	$13.69	112,477	5.1	$—
1Includes outstanding vested and nonvested options

Ascent Industries Co.
Notes to Consolidated Financial Statements

Restricted Stock Awards
Restricted stock awards are valued based on the average of the high and low common stock price on the day prior to the date of grant. In general, these awards vest in either 20% or 33% increments annually on a cumulative basis, beginning one year after the date of grant. Certain of these awards vest 100% at the end of a three-year period from the date of grant. In order for the awards to vest, the employee must be in the continuous employment of the Company since the date of the award. Except for death, disability, or qualifying retirement, any portion of an award that has not vested is forfeited upon termination of employment. An employee is not entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable.
All awards are expensed on a straight-line basis over the grant vesting period, which is considered to be the requisite service period. The weighted average period over which the restricted stock awards compensation expense is expected to be recognized is 2.31 years.
Transactions related to restricted stock awards for the year ended December 31, 2022 are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	43,581	$9.82
Granted	72,110	18.19
Vested	(24,641)	7.75
Forfeited	(11,947)	13.33
Nonvested at December 31, 2022	79,103	$17.31

Performance Stock Units

The Company issues performance stock units classified as equity awards which contain market conditions that must be satisfied for an employee to earn the right to benefit from the award. Performance stock units vest upon the achievement of specific thirty-day volume-weighted average price targets of a share of the Company's common stock over a period of three years. In order for the awards to vest, the employee must be in the continuous employment of the Company since the date of the award. Except for death, disability, or qualifying retirement, any portion of an award that has not vested is forfeited upon termination of employment. An employee is not entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable.

The performance stock units are divided into tranches, each one vesting on the date the thirty-day volume-weighted average price of the Company's common stock `meets or exceeds the price target as set forth in the table below:

	Shares	Volume Weighted Average Price Target
Tranche I	9,663	$22.50
Tranche II	50,000	25.00
Tranche III	40,000	27.50
Tranche IV	30,000	30.00
Tranche V	30,000	$35.00

The fair value of the performance stock units granted with a market performance condition are determined using a Monte Carlo simulation considering historical performance of the Company's stock as well as the probability of attaining the market performance condition determined on the date of grant. Expense is recognized on a straight-line method over the requisite service period. Performance stock units do not have dividend rights. The weighted average period over which the performance stock units compensation expense is expected to be recognized is 2.20 years.

Ascent Industries Co.
Notes to Consolidated Financial Statements

The weighted-average grant-date fair value per unit of performance stock units granted was $3.92 and $0.69 in 2022 and 2021, respectively. There were no performance stock units vesting in 2022. The total fair value of performance stock units vesting was approximately $1.1 million in 2021.

Transactions related to performance stock units for the year ended December 31, 2022 were as follows:

	Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2021	—	$—
Granted	159,663	3.92
Outstanding at December 31, 2022	159,663	$3.92

Inducement Awards
The Company has previously granted stock-based awards to incoming executive officers as incentives to enter into an at-will employment agreement with the Company. These inducement awards were approved by the Compensation Committee of the Board of Directors and did not require shareholder approval in accordance with NASDAQ Rule 5635(c)(4). In accordance with the rule, the only persons eligible to receive incentive awards are individuals not previously an employee or director of the Company.
In general, 50% of the inducement awards vest based on the achievement of thirty-day volume weighted average price targets of a Company share of stock and 50% vest on the third anniversary of the grant date. The fair value of the market based portion of inducement awards are determined using a Monte Carlo simulation considering historical performance of the Company's stock as well as the probability of attaining the market condition determined on the date of grant. The fair value of the time based portion of inducement awards are determined based on the average of the high and low common stock price on the day prior to the date of grant. Transactions related to inducement stock awards as of December 31, 2022 were as follows:

	Units	Weighted-Average Grant Date Fair Value
Outstanding December 31, 2021	30,856	$8.11
Vested	(9,170)	2.21
Outstanding December 31, 2022	21,686	$10.61
The total fair value of inducement awards vesting was approximately $0.2 million in 2022 and 2021, respectively. The weighted average period over which inducement award compensation cost is expected to be recognized is 1.52 years.
Non-Employee Director Compensation Plan
Non-employee directors are paid an annual retainer of $102,000, and each director has the opportunity to elect to receive 100% of the retainer in restricted stock, which vest quarterly over a one year period. The number of restricted shares is determined by the average of the high and low sale price of the Company's stock on the day prior to the Annual Meeting of Shareholders. In 2022, the Company issued an aggregate of 17,173 shares of restricted stock to non-employee directors in lieu of $0.3 million of their annual cash retainer fees. The Company also issued an aggregate of 65,000 additional shares of restricted stock to the Company's Executive Chairman of the Board consisting of 15,000 restricted stock units and 50,000 performance stock units. The restricted stock units will vest 50% on the first and second anniversary of the award while the performance stock units vest upon the achievement of specific thirty-day volume weighted average price targets of the Company's common stock. The weighted average period over which the non-employee director award compensation expense is expected to be recognized is 2.04 years.

Ascent Industries Co.
Notes to Consolidated Financial Statements

Note 11: Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows at the respective year ends:

(in thousands)	2022	2021
Deferred income tax assets:
Inventory valuation reserves	$963	$310
Inventory capitalization	907	1,207
Accrued bonus	150	680
State net operating loss carryforwards	1,572	1,606
Federal net operating loss carryforwards	1,088	890
Lease liabilities	7,744	8,069
Accrued Federal Insurance Contributions Act ("FICA") deferral	—	155
Interest Limitation Carryforwards	555	—
Intangible asset basis differences	3,262	2,980
Other	1,192	550
Total deferred income tax assets	17,433	16,447
Federal & State valuation allowance	(1,371)	(3,700)
Total net deferred income tax assets	16,062	12,747

Deferred income tax liabilities:
Fixed asset basis differences	7,184	7,276
Prepaid expenses	418	381
Lease assets	7,107	7,523
Total deferred income tax liabilities	14,709	15,180
Deferred income taxes, net	$1,353	$(2,433)

Significant components of the provision for income taxes are as follows:

(in thousands)	2022	2021
Current:
Federal	$(189)	$6,786
State	199	538
Total current	10	7,324
Deferred:
Federal	(3,657)	(1,943)
State	(564)	(128)
Total deferred	(4,221)	(2,071)
Total	$(4,211)	$5,253

Ascent Industries Co.
Notes to Consolidated Financial Statements

The reconciliation of income tax computed at the U. S. federal statutory tax rates to income tax expense is:

(in thousands)	2022		2021
	Amount	%	Amount	%
Tax at U.S. statutory rates	$3,750	21.0%	$5,354	21.0%
State income taxes, net of federal tax benefit	226	1.3%	371	1.5%
Federal and State valuation allowance	(2,366)	(13.2)%	(539)	(2.1)%
Stock option compensation	(173)	(1.0)%	(196)	(0.8)%
Executive compensation limitation	—	—%	59	0.2%
Transaction costs	—	—%	134	0.5%
Tax Benefits Associated with Palmer Closure	(5,707)	(32.0)%	—	—%
Other nondeductible expenses	69	0.4%	51	0.2%
Other, net	(10)	(0.1)%	19	0.1%
Total	$(4,211)	(23.6)%	$5,253	20.6%
The Company's effective tax rate for 2022 was less than the U.S. statutory rate of 21% primarily driven by tax benefits associated with losses on our investment in Palmer of Texas Tanks, Inc. and its ultimate wind down and closure and the release of valuation allowances on certain deferred tax assets, partially offset by state taxes. The tax benefits associated with the investment in Palmer relate to a deduction claimed for the tax basis in the Company’s stock in Palmer of Texas Tanks, Inc.

The Company made income tax payments of $7.8 million and $1.6 million in 2022 and 2021, respectively. The Company has $5.2 million of U.S. Federal net operating loss carryforwards and $2.6 million of interest limitation carryforwards at the end of 2022 compared to $4.2 million of U.S. Federal net operating loss carryforwards and no interest limitation carryforwards at the end of 2021. The majority of our U.S. Federal net operating loss carryforwards were acquired in the DanChem acquisition and are subject to certain limitations under IRC Section 382. However, the Company believes that these losses are more likely than not to be utilized. In addition, on a gross basis the Company had state operating loss carryforwards of $37.2 million and $36.2 million at the end of 2022 and 2021, respectively. The majority of these losses will expire between the years of 2023 and 2040, while certain losses are not subject to expiration.

In prior years, primarily due to the historical losses, the Company established valuation allowances against certain deferred tax assets. At each reporting date, the Company considers new and historical evidence, both positive and negative, that could affect its view of the future realization of its deferred tax assets. When the Company demonstrates that it can generate taxable income on a sustained basis, its conclusion can change regarding the need for a valuation allowance against its deferred tax assets. During the tax year ended December 31, 2022, the Company continued to generate pre-tax profits and as a result of sustained profitability evidenced by a strong earnings history and additional positive evidence, the Company determined it was more likely than not it would be able to support realization of certain deferred tax assets and released valuation allowances on deferred tax assets of $2.4 million. The remaining valuation allowances relate to certain U.S. state deferred tax assets that are not considered realizable based on the assessment of all available evidence as of December 31, 2022.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal examinations for years before 2019 or state examinations for years before 2018.

The Company had no uncertain tax position activity during 2022 or 2021. The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in the provision for income taxes. The Company had no accruals for uncertain tax positions including interest and penalties at the end of 2022.

On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law, which, among other things, implemented a CAMT of 15 percent on book income of certain large corporations, a one percent excise tax on net stock repurchases and several tax incentives to promote clean energy. The provision pertaining to an excise tax on corporate stock repurchases imposes a nondeductible one percent excise tax on a publicly traded corporation for the net value of certain stock that the corporation repurchases. The value of the repurchases subject to the tax is reduced by the value of any stock issued by the corporation during the tax year, including stock issued or provided to the employees. The CAMT imposes a minimum tax on net income adjusted for certain items prescribed by the legislation. Both the CAMT and the excise tax provisions of this

Ascent Industries Co.
Notes to Consolidated Financial Statements

legislation are effective for tax years beginning after December 31, 2022. Although management is currently assessing the impact of the law change and awaiting guidance from the Department of Treasury, the Company anticipates being subject to the new excise tax on share repurchases, but does not believe that it will have a material impact on its consolidated financial statements.

Note 12: Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share data)	2022	2021
Numerator:
Net earnings	$22,066	$20,245
Denominator:
Denominator for basic earnings per share - weighted average shares	10,230	9,340
Effect of dilutive securities:
Employee stock options and stock grants	180	116
Denominator for diluted earnings per share - weighted average shares	10,410	9,456

Net earnings per share:
Basic	$2.16	$2.17
Diluted	$2.12	$2.14
The diluted earnings per share calculations exclude the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. The Company had an insignificant number of shares of common stock that were anti-dilutive in 2022. The Company had 0.1 million shares of common stock that were anti-dilutive in 2021.
Note 13: Industry Segments
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

Ascent Industries Co.
Notes to Consolidated Financial Statements

The following table summarizes certain information regarding segments of the Company's operations:

(in thousands)	2022	2021
Net sales
Tubular Products	$306,605	$267,238
Specialty Chemicals	107,542	67,477
	$414,147	$334,715
Operating income
Tubular Products	$27,607	$33,561
Specialty Chemicals	6,971	3,656
	34,578	37,217

Corporate
Unallocated corporate expenses	(12,997)	(6,828)
Acquisition costs and other	(1,200)	(1,001)
Proxy contest costs and recoveries	—	(168)
Earn-out adjustments	7	(1,872)
Total Corporate	(14,190)	(9,869)
Operating income	20,388	27,348
Interest expense	2,742	1,486
Change in fair value of interest rate swap	—	(2)
Loss on extinguishment of debt	—	223
Other income, net	(209)	143
Income before income taxes	$17,855	$25,498

Identifiable assets
Tubular Products	$158,664	$160,625
Specialty Chemicals	72,990	72,908
Corporate	37,389	32,469
	$269,043	$266,002
Depreciation and amortization
Tubular Products	$7,906	$8,206
Specialty Chemicals	4,749	2,005
Corporate	62	130
	$12,717	$10,341
Capital expenditures
Tubular Products	$3,756	$1,011
Specialty Chemicals	1,140	486
Corporate	178	—
	$5,074	$1,497
Sales by product group
Fiberglass and steel liquid storage tanks and separation equipment	$411	$1,343
Heavy wall seamless carbon steel pipe and tube	48,227	40,539
Stainless steel pipe and tube	222,892	186,651
Galvanized pipe and tube	35,075	38,705
Specialty chemicals	107,542	67,477
	$414,147	$334,715
Geographic sales
United States	$403,956	$325,335
Elsewhere	10,191	9,380
	$414,147	$334,715

Ascent Industries Co.
Notes to Consolidated Financial Statements

Note 14: Benefit Plans and Collective Bargaining Agreements
The Company has a 401(k) Employee Stock Ownership Plan (the "401(k)/ESOP Plan") covering all non-union employees. Employees could contribute to the 401(k)/ESOP Plan up to 100% of their wages with a maximum of $20,500 for 2022. Under the Economic Growth and Tax Relief Reconciliation Act, employees who are age 50 or older could contribute an additional $6,500 per year for a maximum of $27,000 for 2022. Contributions by the employees are invested in one or more funds at the direction of the employee; however, employee contributions cannot be invested in Company stock. Contributions by the Company are made in accordance with the investment elections made by each participant for his or her deferral contributions. The Company contributes on behalf of each eligible participant a matching contribution equal to a percentage determined each year by the Board of Directors. For 2022 and 2021 the maximum was 100% of employee contributions up to a maximum of 4% of their eligible compensation. The matching contribution is applied to the employee accounts after each payroll. Matching contributions of approximately $0.7 million were made for both 2022 and 2021. The Company may also make a discretionary contribution, which if made, would be distributed to all eligible participants regardless of whether they contribute to the 401(k)/ESOP Plan. No discretionary contributions were made to the 401(k)/ESOP Plan in 2022 or 2021.
The Company has a 401(k) and Profit Sharing Plan (the "Bristol Plan") covering all employees as part of the United Steel Workers of America, Local Union 4586 Collective Bargaining Agreement (the "Bristol CBA"). Employees could contribute to the Bristol Plan up to 60% of pretax annual compensation, as defined in the Bristol Plan, with a maximum of $20,500 for 2022. Under the Economic Growth and Tax Relief Reconciliation Act, employees who are age 50 or older could contribute an additional $6,500 per year for a maximum of $27,000 for 2022. During 2022, the Company contributed 4% of a participant's eligible compensation regardless of whether the participants contribute to the Bristol Plan. During 2021, the Company contributed 3% of a participant's eligible compensation from January to July and increased the amount to 4% for the remainder of the plan year. The Company's contributions were $0.3 million for both 2022 and 2021. Additional profit sharing amounts may also be contributed at the option of the Company's Board of Directors, which if made, would be allocated to participants based on the ratio of the participant's compensation to the total compensation of all participants eligible to participate in the Bristol Plan. No discretionary contributions were made to the Bristol Plan in 2022 or 2021.
The Company also has a 401(k) Plan (the "Virginia Plan") covering substantially all employees at the Virginia facility. Employees could contribute to the Virginia Plan up to a maximum of $20,500 for 2022. Under the Economic Growth and Tax Relief Reconciliation Act, employees who are age 50 or older could contribute an additional $6,500 per year for a maximum of $27,000 for 2022. The Company contributes on behalf of each eligible participant a matching contribution equal to a percentage determined each year by the Board of Directors. For 2022 and 2021 the maximum was 100% of employee contributions up to the first 3% of their eligible compensation and 50% for employee contributions from 3% to 6%. The Company also maintains a Collective Bargaining Agreement (the "Virginia CBA") with the United Food and Commercial Workers, Local Union 400 (the "Virginia Union"), which represents employees at the Virginia facility and is required to make additional quarterly contributions for hourly employees who had a hire date prior to June 1, 2013. Matching contributions of approximately $0.4 million were made for 2022 and 2021.
The Company maintains a Collective Bargaining Agreement (the "Munhall CBA") with the United Steel Workers of America, Local Union 5852-22 (the "Munhall Union"), which represents the employees at the Munhall facility. As a part of this Munhall CBA, the Company assumed the obligation of participating in the Steelworkers Pension Trust, a union-sponsored multi-employer defined benefit plan (the "Munhall Plan"), which covers all the Company's eligible Munhall Union employees. The Munhall Plan has a calendar plan year. Per the most recent available annual funding notice, the plan was at least 90% funded for the plan year ended December 31, 2021. Per the terms of the Munhall CBA the Company contributed 4.50% of each participant's eligible compensation for the 2022 plan year. Munhall Union employees make no contributions to the Munhall Plan. The Company's contributions to the Munhall Plan totaled $0.3 million and $0.2 million for the year ended December 31, 2022 and 2021, respectively. Additionally, as part of the Munhall CBA, members of the union are eligible to make deferral contributions to the Company's 401(k)/ESOP Plan per the plan guidelines; however they do not receive matching contributions of the 401(k)/ESOP Plan.
The Company maintains a Collective Bargaining Agreement (the "Mineral Ridge CBA") with the United Steel Workers of America, Local Union 4564-07, which represents employees at the Specialty-Mineral Ridge facility. In connection with the Mineral Ridge CBA, the Company contributes to union-sponsored defined contribution retirement plans. Contributions relating to these plans were $40,835 and $37,208 for 2022 and 2021, respectively.

Ascent Industries Co.
Notes to Consolidated Financial Statements

Note 15: Commitments and Contingencies
Management is not currently aware of any asserted or unasserted matters which could have a material effect on the financial condition or results of operations of the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures
The Company conducted an evaluation, under the supervision and with the participation of its management, of the effectiveness of the design and operation of its disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s principal executive and principal financial officers concluded as of December 31, 2022 that its disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in its internal control over financial reporting discussed below.
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective at the reasonable assurance level as of December 31, 2022.
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

Management has determined that the Company had the following material weaknesses in its internal control over financial reporting:

• Entity Level Activities - Management did not maintain appropriately designed entity-level controls impacting the control environment and effective monitoring activities to prevent or detect potential material misstatements to the financial statements. These deficiencies were attributed to:
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

• Control Activities - Management did not have effective policies and procedures or adequate selection and development of effective control activities, which resulted in the following additional material weaknesses:
•Inventory - Management did not appropriately design and implement controls over the existence, accuracy, completeness and valuation of inventory.
•Revenue recognition – Management did not maintain effectively designed and implemented controls over recorded revenue and accounts receivable, including procedures over the existence and accuracy of data input for price and quantity, review of sales contracts, as well as appropriate allocation of transaction price across identified performance obligations within the Company's contracts with customers.
•Period-end financial reporting, journal entries, reconciliations, and account analyses - Management did not maintain effectively designed and implemented controls to detect potential material misstatements to period-end financial statements through review of account reconciliations and account analyses on a timely basis as well as other aspects of the financial statement preparation and review process. Additionally, management did not maintain effectively designed and implemented controls over the review of journal entries.
•Complex Accounting - Management did not appropriately design and implement management review controls at a sufficient level of precision around complex accounting areas including goodwill impairment, long-lived asset impairment and income taxes.
•Information Technology - Management did not fully design, implement and monitor general information technology controls in the areas of user access, cyber-security and segregation of duties for systems supporting many of the Company's internal control processes. As a result of those segregation of duties deficiencies the related manual business process controls were determined to be ineffective.

While there were no material misstatements in 2022, these material weaknesses, individually or in the aggregate, could result in misstatements of accounts or disclosures in the consolidated financial statements that would not be prevented or detected on a timely basis. Accordingly, management has concluded that these control deficiencies constitute material weaknesses.
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

Remediation Plan
In response to the identified deficiencies that aggregated to the aforementioned material weaknesses, management, with oversight from the Company's Audit Committee, is in the process of developing a detailed plan for remediation, including:
•Providing relevant training on internal controls over financial reporting to control owners and control preparers
•Evaluating and realigning roles and responsibilities of management
•Evaluating and realigning roles and responsibilities of control owners and control prepares to maintain segregation of duties
•Enhancing/designing/implementing controls over the inventory, revenue recognition and accounts receivable, period-end financial reporting, account analyses, and journal entry processes
•Enhancing/designing/implementing controls over accounting for complex areas
•Enhancing/designing/implementing controls over general information technology controls, including user access provisioning and cyber-security

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

c) Changes in Internal Control over Financial Reporting
Other than the material weaknesses described above, there were no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended December 31, 2022 that materially affected, or are reasonably likely to have a materially affect, on our internal control over financial reporting.
BDO USA, LLP, our independent registered public accounting firm, has issued their report on our internal control over financial reporting as of December 31, 2022, which is included in Item 8 under the heading “Report of Independent Registered Public Accounting Firm."
Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
In accordance with General Instruction G(3), information called for by Part III, Item 10, is incorporated herein by reference from the information appearing under the caption "Proposal 1 - Election of Directors," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the 2023 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.
Code of Conduct. The Company's Board of Directors has adopted a Code of Conduct that applies to the Company's Chief Executive Officer, Chief Financial Officer and corporate and divisional controllers. The Code of Conduct is available on the Company's website at www.ascentco.com. Any amendment to, or waiver from, this Code of Conduct will be posted on the Company's website.
Audit Committee. The Company has a separately designated standing Audit Committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Henry L. Guy, Aldo J. Mazzaferro, Jr. and John P. Schauerman.
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
Item 11. Executive Compensation
In accordance with General Instruction G(3), information called for by Part III, Item 11, is incorporated herein by reference from the information appearing under the caption "Board of Directors and Committees - Compensation Committee Interlocks

and Insider Participation," "Director Compensation," "Discussion of Executive Compensation" and "Compensation Committee Report" in the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
In accordance with General Instruction G(3), information called for by Part III, Item 12, is incorporated by reference from the information appearing under the caption "Beneficial Owners of More Than Five Percent of the Company's Common Stock" and "Security Ownership of Certain Beneficial Owners and Management" in the definitive Proxy Statement for the 2023 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.
Equity Compensation Plan Information. The following table sets forth aggregated information as of December 31, 2022 about all of the Company's equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[1] (c)
Equity compensation plans approved by security holders	118,142	$13.66	668,523
Equity compensation plans not approved by security holders	—	—	—
Total	118,142	$13.66	668,523
1Represents shares remaining available for issuance under the 2022 Omnibus Equity Incentive Plan
Non-employee directors are paid an annual retainer of $102,000, and each director has the opportunity to elect to receive 100% of the retainer in restricted stock, which vest quarterly over a one year period. The number of restricted shares is determined by the average of the high and low sale price of the Company's stock on the day prior to the Annual Meeting of Shareholders. In 2022, the Company issued an aggregate of 17,173 shares of restricted stock to non-employee directors in lieu of $0.3 million of their annual cash retainer fees. The Company also issued an aggregate of 65,000 additional shares of restricted stock to the Company's Executive Chairman of the Board consisting of 15,000 restricted stock units and 50,000 performance stock units. The restricted stock units will vest 50% on the first and second anniversary of the award while the performance stock units vest upon the achievement of specific 30-day volume weighted average price targets of the Company's common stock.
Item 13. Certain Relationships and Related Transactions, and Director Independence
In accordance with General Instruction G(3), information called for by Part III, Item 13, is incorporated by reference from the information appearing under the caption "Board of Directors and Committees – Related Party Transactions" and "– Director Independence" in the definitive Proxy Statement for the 2023 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.
Item 14. Principal Accounting Fees and Services
In accordance with General Instruction G(3), information called for by Part III, Item 14, is incorporated by reference from the information appearing under the caption "Independent Registered Public Accounting Firm - Fees Paid to Independent Registered Public Accounting Firm" and "– Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm" in the definitive Proxy Statement for the 2023 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.
PART IV

Item 15. Exhibits and Financial Statement Schedules
(a)The following documents are filed as a part of this report:
1.Financial Statements: The following consolidated financial statements of Ascent Industries Co. are included in Part II, Item 8:

Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Income for the years ended December 31, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2022 and 2021
Notes to Consolidated Financial Statements
2.Financial Statements Schedule: The following consolidated financial statements schedule of Ascent Industries Co. is included in Item 15:

Schedule II - Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.
3.Listing of Exhibits:
See "Exhibit Index"

2. Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts
(in thousands)	Balance at Beginning of Period	Charged to (Reduction of) Cost and Expenses	Other		Deductions	Balance at End of Period
Year ended December 31, 2022
Deducted from asset account:
Inventory reserves	$1,272	$3,052	$—		$(627)	$3,697
Year ended December 31, 2021
Deducted from asset account:
Inventory reserves	$718	$1,649	$216	(a)	$(1,311)	$1,272
(a) DanChem acquired reserve on October 22, 2021

3. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Stock Purchase Agreement, dated as of October 22, 2021, by and between the Company and DanChem Holdings, LLC.†	8-K	001-05200	2.1	October 25, 2021

3.1	Amended and Restated Certificate of Incorporation of Registrant	8-K	001-05200	3.1	August 10, 2022

3.2	Amended and Restated Bylaws of Registrant	8-K	001-05200	3.2	August 10, 2022

4.1	Description of Common Stock	10-K	001-05200	4.2	March 29, 2022

10.1	Amended and Restated Synalloy Corporation 2015 Stock Awards Plan	10-Q	001-05200	10.2	August 9, 2021

10.2	2011 Long-Term Incentive Stock Option Plan	DEF 14A	000-19687	A	March 25, 2011

10.3	2022 Omnibus Equity Incentive Plan	DEF 14A	001-05200	A	April 27, 2022

10.4	Agreement between Registrant's Bristol Metals, LLC subsidiary and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union Local 5852-22, dated March 12, 2018, but effective January 6, 2018	10-K	000-19687	10.11	March 13, 2018

10.5	Agreement between Registrant's Bristol Metals, LLC subsidiary and the United Steelworkers of America Local 4586, dated August 1, 2019	10-K	000-19687	10.31	March 6, 2020

10.6	Agreement between Registrant’s Specialty Pipe & Tube, Inc. subsidiary and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union Local 1375-18, dated July 1, 2020	10-K	001-05200	10.9	March 9, 2021

10.7	Credit Agreement, dated as of January 15, 2021, between Registrant and BMO Harris Bank N.A.	8-K	001-05200	99.1	January 19, 2021

10.8	Joinder Agreement, dated November 5, 2021, between Registrant and BMO Harris Bank N.A.	10-Q	001-05200	10.1	November 9, 2021

10.9	Employment Agreement between Registrant and Christopher G. Hutter	8-K	001-05200	99.3	October 28, 2020

10.10	Offer Letter, dated as of August 1, 2021, between Registrant and Aaron Tam.	8-K	001-05200	10.1	August 30, 2021

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.11	Third Amended and Restated Master Lease Agreement, dated as of September 10, 2020, between Registrant and Store Master Funding XII, LLC	10-Q	001-05200	10.1	November 9, 2020

21	Subsidiaries of the Registrant

23.1	Consent of BDO USA LLP, independent registered public accounting firm

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101*)

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed "furnished" and not "filed."

†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ASCENT INDUSTRIES CO.

By: /s/ Christopher G. Hutter Christopher G. Hutter President and Chief Executive Officer (principal executive officer)	March 31, 2023 Date

By: /s/ Aaron M. Tam Aaron M. Tam Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2023 Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Benjamin Rosenzweig Benjamin Rosenzweig Executive Chairman of the Board	March 31, 2023 Date

/s/ Christopher G. Hutter Christopher G. Hutter Chief Executive Officer and Director	March 31, 2023 Date

/s/ Henry L. Guy Henry L. Guy Director	March 31, 2023 Date

/s/ John P. Schauerman John P. Schauerman Director	March 31, 2023 Date

/s/ Aldo J Mazzaferro, Jr. Aldo J. Mazzaferro, Jr. Director	March 31, 2023 Date