Form 10-Q
period 2023-03-31
ASCENT INDUSTRIES CO.
filed 2023-05-09
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock as of May 5, 2023 was 10,172,945

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

Part I - Financial Information
Item 1. Financial Statements

Ascent Industries Co.
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	(Unaudited)
	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$421	$1,441
Accounts receivable, net of allowance for credit losses of $975 and $1,250, respectively	46,779	45,120
Inventories, net	99,792	114,452
Prepaid expenses and other current assets	11,400	8,982
Assets held for sale	—	380
Total current assets	158,392	170,375
Property, plant and equipment, net	41,445	42,346
Right-of-use assets, operating leases, net	28,871	29,224
Goodwill	11,389	11,389
Intangible assets, net	9,991	10,387
Deferred income taxes	1,000	1,353
Deferred charges, net	178	203
Other non-current assets, net	3,766	3,766
Total assets	$255,032	$269,043

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$25,783	$22,731
Accrued expenses and other current liabilities	8,040	6,560
Current portion of note payable	98	387
Current portion of long-term debt	2,464	2,464
Current portion of operating lease liabilities	1,077	1,056
Current portion of finance lease liabilities	273	280
Total current liabilities	37,735	33,478
Long-term debt	56,189	69,085
Long-term portion of operating lease liabilities	30,628	30,911
Long-term portion of finance lease liabilities	1,378	1,242
Other long-term liabilities	58	68
Total non-current liabilities	88,253	101,306

Commitments and contingencies – See Note 12

Shareholders' equity:
Common stock, par value $1 per share; 24,000,000 shares authorized; 11,085,103 and 10,172,265 shares issued and outstanding, respectively	11,085	11,085
Capital in excess of par value	46,903	47,021
Retained earnings	79,947	85,146
	137,935	143,252
Less: cost of common stock in treasury - 912,838 and 924,504 shares, respectively	(8,891)	(8,993)
Total shareholders' equity	129,044	134,259
Total liabilities and shareholders' equity	$255,032	$269,043
Note: The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date. See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Net sales	$82,452	$116,218
Cost of sales	78,160	93,722
Gross profit	4,292	22,496

Selling, general and administrative	9,553	8,646
Acquisition costs and other	333	531
Earn-out adjustments	—	102
Operating income (loss)	(5,594)	13,217
Other expense (income)
Interest expense	1,107	403
Other, net	(95)	(35)
Income (loss) before income taxes	(6,606)	12,849
Income tax provision (benefit)	(1,407)	2,589
Net income (loss)	$(5,199)	$10,260

Net income (loss) per common share:
Basic	$(0.51)	$1.00
Diluted	$(0.51)	$0.99

Weighted average shares outstanding:
Basic	10,148	10,209
Dilutive effect from stock options and grants	—	111
Diluted	10,148	10,320
See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net income (loss)	$(5,199)	$10,260
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	1,991	2,116
Amortization expense	396	721
Amortization of debt issuance costs	25	25
Deferred income taxes	353	428
Earn-out adjustments	—	102
Payments on earn-out liabilities in excess of acquisition date fair value	—	(372)
(Reduction of) provision for losses on accounts receivable	(275)	240
Provision for losses on inventories	1,178	496
Loss (gain) on disposal of property, plant and equipment	182	(5)
Non-cash lease expense	91	107
Issuance of treasury stock for director fees	—	254
Stock-based compensation expense	311	132
Changes in operating assets and liabilities:
Accounts receivable	(1,384)	(17,933)
Inventories	13,680	(9,302)
Other assets and liabilities	352	(27)
Accounts payable	2,786	11,950
Accrued expenses	1,480	(959)
Accrued income taxes	(2,577)	2,161
Net cash provided by operating activities	13,390	394
Investing activities
Purchases of property, plant and equipment	(824)	(1,117)
Proceeds from disposal of property, plant and equipment	—	5
Net cash used in investing activities	(824)	(1,112)
Financing activities
Borrowings from long-term debt	67,488	122,068
Proceeds from exercise of stock options	—	118
Payments on long-term debt	(80,384)	(121,386)
Payments on note payable	(289)	—
Principal payments on finance lease obligations	(74)	(62)
Payments on earn-out liabilities	—	(800)
Repurchase of common stock	(327)	—
Net cash used in financing activities	(13,586)	(62)
Decrease in cash and cash equivalents	(1,020)	(780)
Cash and cash equivalents at beginning of period	1,441	2,021
Cash and cash equivalents at end of period	$421	$1,241

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$1,061	$317
Income taxes	$817	$2

Noncash Investing Activities:
Capital expenditures, not yet paid	$266	$—
See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)
(in thousands)

	Three Months Ended March 31, 2023

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance December 31, 2022	11,085	$11,085	$47,021	$85,146	924	$(8,993)	$134,259
Net loss	—	—	—	(5,199)		—	(5,199)
Issuance of 43,479 shares of common stock from treasury	—	—	(429)	—	(43)	429	—
Stock-based compensation	—	—	311	—		—	311
Repurchase of 32,313 shares of common stock	—	—	—	—	32	(327)	(327)
Balance March 31, 2023	11,085	$11,085	$46,903	$79,947	913	$(8,891)	$129,044
See accompanying notes to condensed consolidated financial statements.

	Three Months Ended March 31, 2022

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance December 31, 2021	11,085	$11,085	$46,058	$63,080	918	$(8,633)	$111,590
Net income	—	—	—	10,260		—	10,260
Issuance of 43,082 shares of common stock from treasury	—	—	(151)	—	(43)	405	254
Exercise of stock options for 13,784 shares, net	—	—	(11)	—	(14)	129	118
Stock-based compensation	—	—	132	—		—	132
Balance March 31, 2022	11,085	$11,085	$46,028	$73,340	861	$(8,099)	$122,354
See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Unless indicated otherwise, the terms "Company," "we," "us," and "our" refer to Ascent Industries Co. and its consolidated subsidiaries.

Note 1: Basis of Presentation
Basis of Financial Statement Presentation
The accompanying unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The unaudited condensed consolidated financial statements, in the opinion of management, contain all normal recurring adjustments necessary to present a fair statement of the condensed consolidated balance sheets as of March 31, 2023, the statements of income and shareholders’ equity for the three months ended March 31, 2023 and 2022, and the statements of cash flows for the three months ended March 31, 2023 and 2022. The December 31, 2022 condensed consolidated balance sheet was derived from the audited financial statements.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (the "Annual Report"). The financial results for the interim periods may not be indicative of the financial results for the entire year as our future assessment of our current expectations could result in material impacts to our consolidated financial statements in future reporting periods.
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
Reclassifications
Certain prior period amounts have been reclassified to conform to current period presentation, including the reclassification of immaterial revenue and expenses related to the Palmer business within the Company's reportable segments.

Accounting Pronouncements Recently Adopted
On March 31, 2023, the Company adopted ASU 2020-04 "Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting." The ASU, and subsequent clarifications, provide practical expedients for contract modification accounting related to the transition away from the London Interbank Offered Rate (LIBOR) and other interbank offering rates to alternative reference rates. The expedients are applicable to contract modifications made and hedging relationships entered into on or before December 31, 2024. The Company intends to use the expedients where needed for reference rate transition. The adoption of this standard by the Company did not have a material effect on the condensed consolidated financial statements or footnote disclosures.
Note 2: Revenue Recognition
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

Ascent Industries Co.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The following table presents the Company's revenues, disaggregated by product group:

	Three Months Ended March 31,
(in thousands)	2023	2022
Fiberglass and steel liquid storage tanks and separation equipment	$50	$114
Heavy wall seamless carbon steel pipe and tube	12,387	12,373
Stainless steel pipe and tube	44,460	62,239
Galvanized pipe and tube	1,806	13,771
Specialty Chemicals	23,749	27,721
Net sales	$82,452	$116,218
Performance obligations are supported by contracts with customers, providing a framework for the nature of the distinct goods, services or bundle of goods and services. The timing of satisfying the performance obligation is typically indicated by the terms of the contract. The following table represents the Company's revenue recognized at a point- in-time and over-time:

	Three Months Ended March 31,
(in thousands)	2023	2022
Point-in-time	$77,029	$109,003
Over-time	$5,423	$7,215
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
During the three months ended March 31, 2023, the Company's only significant measurements of assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition were certain long-lived assets.

Ascent Industries Co.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

During the fourth quarter of 2022, the Company began a strategic reassessment of certain operations to drive an increased focus on its core operations and to continue to improve overall performance and operating profitability. As a result of this reassessment, management and the Board of Directors decided to pursue an exit of the Company's galvanized pipe and tube operations at its Munhall facility. During the first quarter of 2023, it was determined that a continued change in the use of the assets of the Munhall facility had occurred before the end of their previous useful lives, and therefore, had experienced a triggering event and were evaluated for recoverability. Based on this evaluation of the Munhall assets, it was determined the assets were recoverable and no impairment was recorded.
Assets Held for Sale
On February 17, 2021, the Board of Directors authorized the permanent cessation of operations at Palmer of Texas Tanks, Inc. ("Palmer") and the subleasing of the Palmer facility. As of December 31, 2021, the Company permanently ceased operations at the Palmer facility and determined that the remaining asset group met the criteria to be classified as held for sale, and therefore classified the related assets as held for sale on the consolidated balance sheets. The Company determined that the exit from this business did not represent a strategic shift that had a major effect on its consolidated results of operations, and therefore this business was not classified as discontinued operations. As of March 31, 2023, the Company has disposed of all remaining assets classified as held for sale at the Palmer facility. The Palmer assets held for sale at December 31, 2022 were classified as Level 2 fair value measurements.

The assets classified as held for sale as are as follows:

(in thousands)	March 31, 2023	December 31, 2022
Inventory, net	$—	$198
Property, plant and equipment, net	—	182
Assets held for sale	$—	$380
The Company remains obligated under the terms of the leases for the rent and other costs that may be associated with the lease of the facility through 2036. During the fourth quarter of 2022, the Company entered into an amended sublease agreement with a third party to sublease the entirety of the Palmer facility. The sublease agreement amends the previous sublease agreement entered into in the fourth quarter of 2021 and continues through the remaining term of the Master Lease Agreement. The sublease will expire on September 30, 2036, unless terminated in accordance with the amended sublease agreement. The sublease provides for an annual base rent of approximately $0.4 million, which increases on an annual basis by 2.0%. The sublessee is responsible for its pro rata share of certain costs, taxes and operating expenses related to the subleased space. The sublease includes an initial security deposit of $0.1 million.

Fair Value of Financial Instruments
The fair values of cash and cash equivalents, accounts receivable, accounts payable and the Company's note payable approximated their carrying value because of the short-term nature of these instruments. The Company's revolving line of credit and long-term debt, which is based on a variable interest rate, are also reflected in the financial statements at carrying value which approximate fair values as of March 31, 2023. The carrying amount of cash and cash equivalents are considered Level 1 measurements. The carrying amounts of accounts receivable, accounts payable, note payable, revolving line of credit and long-term debt are considered Level 2 measurements. See Note 7 for further information on the Company's debt.

Ascent Industries Co.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 4: Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined by either specific identification or weighted average methods. The components of inventories are as follows:

(in thousands)	March 31, 2023	December 31, 2022
Raw materials	$49,862	$57,475
Work-in-process	22,786	23,136
Finished goods	32,030	37,549
	104,678	118,160
Less: inventory reserves	(4,886)	(3,708)
Inventories, net	$99,792	$114,452

Note 5: Property, Plant and Equipment
Property, plant and equipment consist of the following:

(in thousands)	March 31, 2023	December 31, 2022
Land	$723	$723
Leasehold improvements	4,203	4,114
Buildings	1,534	1,534
Machinery, fixtures and equipment	114,780	113,413
Construction-in-progress	2,866	3,270
	124,106	123,054
Less: accumulated depreciation and amortization	(82,661)	(80,708)
Property, plant and equipment, net	$41,445	$42,346

The following table sets forth depreciation expense related to property, plant and equipment:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cost of sales	$1,917	$2,054
Selling, general and administrative	74	62
Total depreciation	$1,991	$2,116

Note 6: Goodwill, Intangible Assets and Deferred Charges
Goodwill
The Company's goodwill balance of $11.4 million as of March 31, 2023 and December 31, 2022, respectively, was attributable to the Specialty Chemicals segment.

Intangible Assets
Intangible assets represent the fair value of intellectual, non-physical assets resulting from business acquisitions and are amortized over their estimated useful life using either an accelerated or straight-line method over a period of eight to 15 years.

Ascent Industries Co.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The balance of intangible assets subject to amortization are as follows:

	March 31, 2023		December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Customer related	$28,226	$(18,823)	$28,226	$(18,437)
Trademarks and trade names	150	(14)	150	(12)
Other	500	(48)	500	(40)
Total definite-lived intangible assets	$28,876	$(18,885)	$28,876	$(18,489)
Estimated amortization expense related to intangible assets for the next five years are as follows:

(in thousands)
Remainder of 2023	$1,185
2024	1,555
2025	1,384
2026	1,153
2027	973
2028	820
Thereafter	2,921

Deferred Charges
Deferred charges represent debt issuance costs and are amortized over their estimated useful lives using the straight-line method over a period of four years.
The balance of deferred charges subject to amortization are as follows:

(in thousands)	March 31, 2023	December 31, 2022
Deferred charges, gross	$398	$398
Accumulated amortization of deferred charges	(220)	(195)
Deferred charges, net	$178	$203

Note 7: Debt
Short-term debt
On June 6, 2022, the Company entered into a note payable in the amount of $1.0 million with an interest rate of 2.77% maturing April 1, 2023. The agreement is associated with the financing of the Company's insurance premium in the current year. As of March 31, 2023, the outstanding balance was $0.1 million.
Credit Facilities

(in thousands)	March 31, 2023	December 31, 2022
Revolving line of credit, due January 15, 2025	$54,724	$67,442
Term loan, due January 15, 2025	3,929	4,107
Total long-term debt	58,653	71,549
Less: Current portion of long-term debt	(2,464)	(2,464)
Long-term debt, less current portion	$56,189	$69,085

Ascent Industries Co.
Notes to Condensed Consolidated Financial Statements (Unaudited)
During the first quarter of 2023, the Company entered into an Amended and Restated Credit Agreement ("Credit Agreement") with BMO Harris Bank, N.A. ("BMO") to replace LIBOR with the Secured Overnight Funding Rate ("SOFR"). The Credit Agreement provides the Company with a four-year revolving credit facility with up to $150.0 million of borrowing capacity (the "Facility").
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
We have pledged all of our accounts receivable, inventory, and certain machinery and equipment as collateral for the Credit Agreement. Availability under the Credit Agreement is subject to the amount of eligible collateral as determined by the lenders' borrowing base calculations. Amounts outstanding under the revolving line of credit portion of the Facility currently bear interest, at the Company's option, at (a) the Base Rate (as defined in the Credit Agreement) plus 0.50%, or (b) SOFR plus 1.50%. Amounts outstanding under the delayed draw term loan portion of the Facility bear interest at SOFR plus 1.65%. The Facility also provides an unused commitment fee based on the daily used portion of the Facility.
The weighted average interest rate per annum was 6.62% as of March 31, 2023.
Pursuant to the Credit Agreement, the Company was required to pledge all of its tangible and intangible properties, including the stock and membership interests of its subsidiaries. The Facility contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $7.5 million and (ii) 10% of the revolving credit facility (currently $10.5 million). As of March 31, 2023, the Company was in compliance with all financial debt covenants.
As of March 31, 2023, the Company had $50.0 million of remaining available capacity under its credit facility.
Note 8: Leases
The Company's portfolio of leases contains both finance and operating leases that relate to real estate and manufacturing equipment. Substantially all of the value of the Company's lease portfolio relates to the Master Lease with Store Master Funding XII, LLC (“Store”), an affiliate of Store Capital Corporation ("Store Capital") that was entered into in 2016 and amended with the American Stainless acquisition in 2019 as well as the sale of land at the Munhall facility in 2020. As of March 31, 2023, operating lease liabilities related to the master lease agreement with Store Capital totaled $31.3 million, or 94% of the total lease liabilities on the consolidated balance sheet.
During the three months ended March 31, 2023, the Company entered into new finance lease agreements resulting in an additional $0.3 million of right-of-use assets and lease liabilities.
Balance Sheet Presentation
Operating and finance lease amounts included in the unaudited condensed consolidated balance sheet are as follows (in thousands):

Classification	Financial Statement Line Item	March 31, 2023	December 31, 2022
Assets	Right-of-use assets, operating leases	$28,871	$29,224
Assets	Property, plant and equipment	1,617	1,494
Current liabilities	Current portion of lease liabilities, operating leases	1,077	1,056
Current liabilities	Current portion of lease liabilities, finance leases	273	280
Non-current liabilities	Non-current portion of lease liabilities, operating leases	30,628	30,911
Non-current liabilities	Non-current portion of lease liabilities, finance leases	1,378	1,242

Ascent Industries Co.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Total Lease Cost
Individual components of the total lease cost incurred by the Company are as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Operating lease cost[1]	$1,000	$1,048
Finance lease cost:
Amortization of right-of-use assets	78	67
Interest on finance lease liabilities	13	9
Sublease income	(91)	(33)
Total lease cost	$1,000	$1,091
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
Future expected cash receipts from the sublease as of March 31, 2023 are as follows:

(in thousands)	Sublease Receipts
Remainder of 2023	$272
2024	370
2025	377
2026	385
2027	392
Thereafter	3,786
Total sublease receipts	$5,582
Maturity of Leases
The amounts of undiscounted future minimum lease payments under leases as of March 31, 2023 are as follows:

(in thousands)	Operating	Finance
Remainder of 2023	$2,736	$300
2024	3,667	333
2025	3,687	326
2026	3,703	326
2027	3,765	326
Thereafter	36,152	354
Total undiscounted minimum future lease payments	53,710	1,965
Imputed interest	(22,005)	(314)
Present value of lease liabilities	$31,705	$1,651

Ascent Industries Co.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Lease Term and Discount Rate

Weighted-average remaining lease term	March 31, 2023	December 31, 2022
Operating leases	13.37 years	13.61 years
Finance leases	5.75 years	6.06 years
Weighted-average discount rate
Operating leases	8.32%	8.31%
Finance leases	5.85%	2.32%
Note 9: Shareholders' Equity
Share Repurchase Program
On December 20, 2022, the Board of Directors re-authorized the Company's share repurchase program. The previous share repurchase program had a term of 24 months and was set to expire on February 17, 2023. The share repurchase program allows for repurchase of up to 790,383 shares of the Company's outstanding common stock and extends to February 17, 2025. The shares will be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Under the program, the purchases will be funded from available working capital, and the repurchased shares will be returned to the status of authorized, but unissued shares of common stock or held in treasury. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. As of March 31, 2023, the Company has 647,666 shares of its share repurchase authorization remaining.
Shares repurchased for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Number of shares repurchased	32,313	—
Average price per share	$10.11	$—
Total cost of shares repurchased	$327,521	$—
Note 10: Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Numerator:
Net income (loss)	$(5,199)	$10,260
Denominator:
Denominator for basic earnings (loss) per share - weighted average shares	10,148	10,209
Effect of dilutive securities:
Employee stock options and stock grants	—	111
Denominator for diluted earnings (loss) per share - weighted average shares	10,148	10,320

Net income (loss) per share:
Basic	$(0.51)	$1.00
Diluted	$(0.51)	$0.99

Ascent Industries Co.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The diluted earnings (loss) per share calculations exclude the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. The Company had 0.1 million shares that were anti-dilutive for the three months ended March 31, 2023. The Company had an immaterial number of shares of common stock that were anti-dilutive for the three months ended March 31, 2022.
Note 11: Income Taxes
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal examinations for years before 2019 or state examinations for years before 2018. During the three months ended March 31, 2023 and 2022, the Company did not identify nor reserve for any unrecognized tax benefits.
Our income tax provision (benefit) and overall effective tax rates for the periods presented are as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Income tax provision (benefit)	$(1,407)	$2,589
Effective income tax rate	21.3%	20.2%

The effective tax rate was 21.3% and 20.2% for the three months ended March 31, 2023 and 2022, respectively. The March 31, 2023, effective tax rate was higher than the U.S. statutory rate of 21.0% primarily due to the effects of discrete tax charges related to stock based compensation and an increase in pre-tax book losses.
The March 31, 2022, effective tax rate was lower than the U.S. statutory tax rate of 21.0% primarily due to a forecasted reduction in the valuation allowance for the period.
Note 12: Commitments and Contingencies
In October 2021, the Company acquired DanChem Technologies, Inc. ("DanChem"), a specialty chemical manufacturer based in Virginia. In June of 2020, DanChem received a demand letter from Henkel US Operations Corporation (“Henkel”), a former customer, asserting various claims for breach of contract alleging that product supplied by DanChem under four (4) purchase orders in 2018 and 2019 were defective and/or non-conforming and seeking approximately $315,000 in damages. DanChem responded in August 2020 disputing the claims and denying wrongdoing. Henkel was silent almost two years and then, in August 2022, sent another demand letter to DanChem asserting similar, if not identical claims, but now seeking alleged damages of approximately $3 million (with the main difference between the two demands being Henkel’s new claims for lost profits and other consequential damages). Henkel filed a lawsuit against DanChem in Connecticut state court in October 2022 seeking its newly alleged damages of approximately $3 million. Given the various amounts alleged by Henkel, the early stages of the proceedings, and the fact that DanChem denies liability under the purported legal theory for the claims, we are unable to estimate the reasonably possible loss or range of loss, if any, arising from this matter.
In addition, from time to time, we are involved in various other legal proceedings arising from the normal course of business activities. We are not presently a party to any other such litigation the outcome of which, we believe, if determined adversely to us, would individually, or taken together, have a material adverse effect on our business, operating results, cash flows, or financial condition. Defending such proceedings is costly and can impose a significant burden on management and employees. We may receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurances that favorable final outcomes will be obtained.

Ascent Industries Co.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

On January 1, 2023, the Company changed the grouping of certain immaterial revenue and expenses associated with the ceased Palmer operations. As a result, certain prior period Tubular Products segment results have been reclassified to All Other to be comparable to the current period's presentation.

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

Ascent Industries Co.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes certain information regarding segments of the Company's operations:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net sales
Tubular Products	$58,653	$88,383
Specialty Chemicals	23,749	27,721
All Other	50	114
	$82,452	$116,218
Operating income (loss)
Tubular Products	$(2,504)	$14,574
Specialty Chemicals	1,352	2,387
All Other	(479)	(82)

Corporate
Unallocated corporate expenses	(3,704)	(3,029)
Acquisition costs and other	(259)	(531)
Earn-out adjustments	—	(102)
Total Corporate	(3,963)	(3,662)
Operating income (loss)	(5,594)	13,217
Interest expense	1,107	403
Other, net	(95)	(35)
Income (loss) before income taxes	$(6,606)	$12,849

	As of
(in thousands)	March 31, 2023	December 31, 2022
Identifiable assets
Tubular Products	$145,416	$158,664
Specialty Chemicals	70,406	72,990
Corporate	39,210	37,389
	$255,032	$269,043

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity, and capital resources during the three months ended March 31, 2023 and 2022, respectively. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the Annual Report), as well as the condensed consolidated financial statements (unaudited) and notes to the condensed consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of 2022. This discussion and analysis is presented in five sections:
•Executive Overview
•Results of Operations and Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Material Cash Requirements from Contractual and Other Obligations
•Critical Accounting Policies and Estimates

Executive Overview
First Quarter 2023 Highlights
Consolidated net sales for the first quarter of 2023 were $82.5 million decreasing 29.1%, or $33.8 million, compared to the first quarter of 2022. The decrease was primarily driven by a decrease in pounds shipped partially offset by increases in average selling prices. The decrease in pounds shipped is significantly driven by the Company's decision to exit the galvanized pipe and tube operations at its Munhall facility in the fourth quarter of 2022.
Consolidated net loss increased to $5.2 million, or $0.51 loss per share, in the first quarter of 2023, compared to net income of $10.3 million, or $0.99 diluted earnings per share, in the first quarter of 2022.
During the quarter, the Company used $0.8 million for capital expenditures focusing on growth and maintenance projects to continue to improve operational efficiencies.
In the first quarter of 2023, we continued to experience inflationary pressures including continued increased raw material costs in both segments of our business, as well as reduced demand resulting from inventory management measures being pursued by our customers. The Company's decision to exit the galvanized pipe and tube operations at its Munhall facility in the fourth quarter of 2022 also had an impact on the first quarter of 2023 with a 63.0% decrease in pounds shipped and a 53.1% decrease in net sales from that facility compared to the prior year. We continue to pass through rising input and other raw material costs as appropriate and continue efforts to maximize our working capital use and debt reduction. During the quarter, we also repurchased 32,313 shares for $0.3 million through our share repurchase program as part of our continued efforts to create sustainable value for our shareholders.
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
There are additional macroeconomic uncertainties, including continued global supply chain constraints, labor shortages and the continuing impact of inflation, which continues to impact the Company's raw material costs. The Company continues efforts to implement price increases to offset these inflationary pressures and continues to take action to improve working capital and evaluate other opportunities to maintain and improve financial performance in the short and long term.

Results of Operations
Consolidated Performance Summary
Consolidated net sales for the first quarter of 2023 were $82.5 million, a decrease of $33.8 million, or 29.1%, compared to net sales for the first quarter of 2022. The decrease in net sales was primarily driven by a 32.4% decrease in pounds shipped partially offset by a 5.8% increase in average selling prices. The decrease in pounds is significantly driven by the Company's decision to exit the galvanized pipe and tube operations at its Munhall facility in the fourth quarter of 2022.
For the first quarter of 2023, consolidated gross profit decreased 80.9% to $4.3 million, or 5.2% of sales, compared to $22.5 million, or 19.4% of sales in the first quarter of 2022. The decrease for the first quarter of 2023 was attributable to continued increasing raw material and other manufacturing costs partially offset by increased selling prices.
Consolidated selling, general, and administrative expense (SG&A) for the first quarter of 2023 increased $1.0 million to $9.6 million, or 11.6% of sales, compared to $8.6 million, or 7.4% of sales in the first quarter of 2022. The increase in SG&A expense for the first quarter of 2023 was primarily driven by increases in professional fees, salaries, wages and benefits, and higher realized losses on the disposal of assets compared to the prior year partially offset by lower bad debt expense, amortization expense and repairs and maintenance expense.
Consolidated operating loss in the first quarter of 2023 totaled $5.6 million compared to operating income of $13.2 million in the first quarter of 2022. The operating decrease in the first quarter of 2023 was primarily driven by the aforementioned decrease in gross profit and increases in SG&A costs partially offset by increases in average selling prices.

Tubular Products
On January 1, 2023, the Company changed the grouping of certain immaterial revenue and expenses associated with the ceased Palmer operations. As a result, certain prior period Tubular Products segment results have been reclassified to be comparable to the current period's presentation.
Net sales for the Tubular Products segment in the first quarter of 2023 totaled $58.7 million, a decrease of $29.7 million, or 33.6%, from the first quarter of 2022. The decrease was primarily driven by a 42.1% decrease in pounds shipped partially offset by 15.6% increase in average selling prices. The decrease in pounds shipped is significantly driven by the Company's decision to exit the galvanized pipe and tube operations at its Munhall facility in the fourth quarter of 2022.
The net sales decrease for the first quarter of 2023 compared to the first quarter of 2022 is summarized as follows:

($ in thousands)	$	%	Average selling price	Units shipped

Heavy wall seamless carbon steel pipe and tube	14	0.1%	15.9%	(13.6)%
Stainless steel pipe and tube	(17,779)	(28.6)%	(1.8)%	(27.2)%
Galvanized pipe and tube	(11,965)	(86.9)%	(30.2)%	(81.2)%
Total decrease	$(29,730)

SG&A expense for the first quarter of 2023 decreased to $3.9 million compared to $4.1 million in the first quarter of 2022. As a percentage of sales, SG&A expense increased to 6.7% of sales in the first quarter of 2023 compared to 4.7% of sales in the first quarter of 2022. The changes in SG&A were primarily driven by by lower bad debt expense and amortization expense partially offset by higher salaries, wages and benefits and incentive bonus expense in the current year compared to the prior year partially.
Operating loss increased to $2.5 million for the first quarter of 2023 compared to operating income of $14.6 million for the first quarter of 2022. The current quarter increase in operating loss was primarily driven by increasing raw material costs and other manufacturing costs partially offset by average selling price increases due to the continued pass through of raw material cost fluctuations.
Specialty Chemicals
Net sales for the Specialty Chemicals segment in the first quarter of 2023 totaled $23.7 million, representing a $4.0 million, or 14.3%, decrease from the first quarter of 2022. The decrease was driven by a 18.5% decrease in pounds shipped partially offset by a 7.1% increase in average selling prices.
SG&A expense for the first quarter of 2023 increased to $1.8 million, or 7.4% of sales, compared to $1.6 million, or 5.7% of sales in the first quarter of 2022. The increase in SG&A expense was primarily driven by increased incentive bonus expense, amortization expense and bad debt expense in the current year compared to the prior year partially offset by lower salaries, wages and benefits and professional fees.
Operating income decreased to $1.4 million for the first quarter of 2023 compared to operating income of $2.4 million for the first quarter of 2022. The decrease in operating income is primarily driven by the aforementioned decreases in net sales and increases in SG&A expense in the period.
Corporate & Other Items
Unallocated corporate and other expenses for the first quarter of 2023 increased $1.2 million, or 39.8%, to $4.2 million, or 5.1% of sales, compared to $3.0 million, or 2.6% of sales, in the prior year. The first quarter of 2023 increases were primarily driven by increases in professional fees, stock based compensation, taxes and licenses and insurance expense partially offset by decreases in salaries, wages and benefits, utilities, travel expense and repairs and maintenance expense.
Interest expense for the first quarter of 2023 increased to $1.1 million, from $0.4 million for the first quarter of 2022. The increase is primarily driven by higher interest rates in the current year compared to the prior year.
The effective tax rate was 21.3% for the three months ended March 31, 2023. The three months ended March 31, 2023, effective tax rate was higher than the U.S. statutory rate 21.0% primarily due to the effects of discrete tax charges related to stock based compensation and an increase in pre-tax book losses.

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
Consolidated EBITDA and Adjusted EBITDA are as follows:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Consolidated
Net income (loss)	$(5,199)	$10,260
Adjustments:
Interest expense	1,107	403
Income taxes	(1,407)	2,589
Depreciation	1,991	2,116
Amortization	396	721
EBITDA	(3,112)	16,089
Acquisition costs and other	333	531
Earn-out adjustments	—	102
Stock-based compensation	211	132
Non-cash lease expense	91	107
Restructuring and severance cost	900	—
Adjusted EBITDA	$(1,577)	$16,961
% of sales	(1.9)%	14.6%

Tubular Products EBITDA and Adjusted EBITDA are as follows:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Tubular Products
Net income (loss)	$(2,504)	$14,424
Adjustments:
Depreciation	1,017	1,213
Amortization	238	625
EBITDA	(1,249)	16,262
Acquisition costs and other	72	—
Earn-out adjustments	—	102
Stock-based compensation	(29)	35
Non-cash lease expense	58	—
Restructuring and severance costs	900	—
Tubular Products Adjusted EBITDA	$(248)	$16,399
% of segment sales	(0.4)%	18.5%
Specialty Chemicals EBITDA and Adjusted EBITDA are as follows:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Specialty Chemicals
Net income	$1,342	$2,378
Adjustments:
Interest expense	12	9
Depreciation	952	886
Amortization	158	96
EBITDA	2,464	3,369
Acquisition costs and other	2	—
Stock-based compensation	8	6
Non-cash lease expense	24	—
Specialty Chemicals Adjusted EBITDA	$2,498	$3,375
% of segment sales	10.5%	12.2%

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
Sources of Liquidity
Funds generated by operating activities supplemented by our available cash and cash equivalents and our credit facilities are our most significant sources of liquidity. As of March 31, 2023, we held $0.4 million of cash and cash equivalents, as well as $50.0 million of remaining available capacity on our revolving line of credit. We believe our sources of liquidity will be sufficient to fund operations and anticipated capital expenditures as well as repay our debt obligations as they become due over the next 12 months and beyond.
Cash Flows

Cash flows from total operations were as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Total cash provided by (used in):
Operating activities	$13,390	$394
Investing activities	(824)	(1,112)
Financing activities	(13,586)	(62)
Net decrease in cash and cash equivalents	$(1,020)	$(780)

Operating Activities
The increase in cash provided by operating activities for the three months ended March 31, 2023, compared to cash provided by operating activities in the three months ended March 31, 2022, was primarily driven by changes in working capital. Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, customer payments of accounts receivable and payments to vendors in the regular course of business. Inventory increased operating cash flows for the first three months of 2023 by $13.7 million compared to a decrease of $9.3 million for the first three months of 2022, while accounts payable increased operating cash flows by $2.8 million for the first three months of 2023, compared to $12.0 million in the first three months of 2022. The decrease in inventory and accounts payable is primarily driven by lower inventory purchases to match inventory levels with sales partially offset by slightly lower inventory turns year-over-year and a decrease in days payables outstanding. Accounts receivable decreased operating cash flows by $1.4 million in the first three months of 2023 compared to $17.9 million in the first three months of 2022. The decrease in accounts receivable is primarily driven by a reduction in sales in the first quarter of 2023 partially offset by an increase in days sales outstanding compared to the first three months of 2022.
Investing Activities
Net cash used in investing activities primarily consists of transactions related to capital expenditures. The decrease in cash used in investing activities for the three months ended March 31, 2023, compared to the cash used in investing activities for the three months ended March 31, 2022, was primarily due to decreases in capital expenditures in the current year compared to the prior year.
Financing Activities
Net cash used in financing activities primarily consists of transactions related to our long-term debt. The increase in cash used in financing activities for the three months ended March 31, 2023, compared to cash used in financing activities for the three months ended March 31, 2022, was primarily due to decreased borrowings and increased repayments under the Company's credit facility compared to the prior year.

Short-term Debt
The Company has a note payable in the amount of $1.0 million with an annual interest rate of 2.77% maturing April 1, 2023, associated with the financing of the Company's insurance premium in the current year. As of March 31, 2023, the outstanding balance was $0.1 million.
Long-term Debt
The Company and its subsidiaries have a Credit Agreement with BMO providing the Company with a four-year revolving credit facility, maturing on January 15, 2025, and providing the Company with up to $150.0 million of borrowing capacity. As of March 31, 2023, the Company had $58.7 million of total borrowings outstanding with its lender, a decrease of $12.9 million from the balance at December 31, 2022. The Facility contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $7.5 million and (ii) 10% of the revolving credit facility (currently $10.5 million). As of March 31, 2023, the Company was in compliance with all financial debt covenants. See Note 7 in the notes to the unaudited condensed consolidated financial statements for additional information on the Company's line of credit.
Share Repurchases and Dividends
We have a share repurchase program, authorized by the Company's Board of Directors, that is executed through purchases made from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Shares repurchased are returned to status of authorized, but unissued shares of common stock or held in treasury. During the three months ended March 31, 2023, the Company purchased 32,313 shares under the stock repurchase program at an average price of approximately $10.11 per share for an aggregate amount of $0.3 million. During the three months ended March 31, 2022, the Company purchased no shares under the stock repurchase program.
As of March 31, 2023, the Company has 647,666 shares of its share repurchase authorization remaining.
At the end of each fiscal year the Board of Directors reviews the financial performance and capital needed to support future growth to determine the amount of cash dividend, if any, which is appropriate. In 2022, no dividends were declared or paid by the Company.
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

Results of these additional measures are as follows:

	March 31, 2023	December 31, 2022
Current ratio	4.2	5.1
Debt to capital	30%	34%
Return on average equity	(4.1)%	18.0%

Material Cash Requirements from Contractual and Other Obligations
As of March 31, 2023, our material cash requirements for our known contractual and other obligations were as follows:
•Debt Obligations and Interest Payments - Outstanding obligations on our revolving credit facility and term loan were $54.7 million and $3.9 million, respectively, with $2.5 million payable within 12 months. The interest payments on our remaining borrowings will be determined based upon the average outstanding balance of our borrowings and the prevailing interest rate during that time. Outstanding obligations on our note payable were $0.1 million, which matures within 12 months. Interest payments on the remaining note payable borrowings will be based on an interest rate of 2.77%. See Note 7 for further detail of our debt and the timing of expected future payments.
•Operating and Finance Leases - The Company enters into various lease agreements for the real estate and manufacturing equipment used in the normal course of business. Operating and finance lease obligations were $33.4 million, with $1.4 million payable within 12 months. See Note 8 for further detail of our lease obligations and the timing of expected future payments.
The Company has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on the Company's financial position, revenues, results of operations, liquidity, or capital expenditures. We expect capital spending to be as much as $4.9 million for the remainder of fiscal 2023.
Critical Accounting Policies and Estimates
We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, in the notes to the consolidated financial statements presented in the Annual Report on Form 10-K for the year ended December 31, 2022. We discuss our critical accounting estimates in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of 2022.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Exchange Act as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.” The Company’s disclosure controls and procedures are designed to ensure that material information relating to the Company and its consolidated subsidiaries is accumulated and communicated to its management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2023. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2023, because of the previously reported material weaknesses in internal control over financial reporting, as described below.
Previously Reported Material Weaknesses in Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15f-15(f). As reported in our 2022 Form 10-K, we did not maintain effective internal control over financial reporting as of December 31, 2022 as a result of material weaknesses in the control environment and control activities areas. A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Refer to our 2022 Form 10-K for a description of our material weaknesses.
Ongoing Remediation Efforts to Address Material Weaknesses
Our material weaknesses were not remediated at March 31, 2023. Our Board of Directors and management are committed to the continued implementation of remediation efforts to address the material weaknesses. The Company is developing a remediation plan to include designing and implementing review and approval controls over the data utilized in various accounting processes, controls that will address the accuracy, timely recording and completeness of data used in the determination of significant accounting estimates, reserves and valuations in accordance with U.S. GAAP, controls that will address the sufficient review of complex accounting areas and controls that will address the monitoring of general information technology areas including user access, cyber security and segregation of duties.
The following steps are among the measures to be taken by the Company with a number of these initiatives directly related to strengthening our controls and addressing specific control deficiencies which contributed to the material weaknesses. The steps to remediate the deficiencies underlying the material weaknesses include:
•Hiring adequate accounting, finance and information technology resources to enhance the capabilities of these functions across the organization.
•Providing and expanding relevant training on internal controls over financial reporting to control owners and control preparers across the organization to reinforce the importance of a strong control environment
•Evaluating and realigning roles and responsibilities of management
•Evaluating and realigning roles and responsibilities of control owners and control preparers to maintain segregation of duties
•Developing enhanced policies and procedures relating to documentation of control activities performed including those that reflect the control attributes performed and the demonstration of completeness and accuracy of the data used in the control.
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

Changes in Internal Control over Financial Reporting
Other than the ongoing remediation efforts described above, there have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II
Item 1. Legal Proceedings
It is not unusual for us and our subsidiaries to be involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business involving, among other things, product liability, commercial, employment, workers' compensation, and environmental matters.. With respect to such lawsuits, claims and proceedings, the Company records reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. We cannot predict with any certainty the outcome of these unresolved legal actions or the range of possible loss or recovery. Information pertaining to legal proceedings can be found in Note 12 - Commitments and Contingencies in the notes to the unaudited condensed consolidated financial statements, and is incorporated by reference herein.
Item 1A. Risk Factors
There were no material changes in our assessment of risk factors as discussed in Part I, Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth information with respect to purchases of the Company’s common stock on a trade date basis made during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[1]	Number of Shares that May Yet Be Purchased under the Program
January 1, 2023 - January 31, 2023	23,865	$10.07	23,865	656,114
February 1, 2023 - February 28, 2023	3,810	10.68	3,810	652,304
March 1, 2023 - March 31, 2023	4,638	9.82	4,638	647,666
As of March 31, 2023	32,313	$10.11	32,313	647,666
1Pursuant to the 790,383 share stock repurchase program authorized by the Board of Directors in February 2021. The stock repurchase program expires in twenty-four months from authorization and there is no guarantee to the exact number of shares that will be repurchased by the Company over that period. See Note 9 for additional information.

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

ASCENT INDUSTRIES CO.
(Registrant)

Date:	May 9, 2023	By:	/s/ Christopher G. Hutter
Christopher G. Hutter
President and Chief Executive Officer
(principal executive officer)

Date:	May 9, 2023	By:	/s/ William S. Steckel
William S. Steckel
Chief Financial Officer
(principal accounting officer)