Form 10-Q
period 2023-06-30
ASCENT INDUSTRIES CO.
filed 2023-08-08
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock as of August 4, 2023 was 10,162,679

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

Part I - Financial Information
Item 1. Financial Statements

Ascent Industries Co.
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	(Unaudited)
	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$717	$1,440
Accounts receivable, net of allowance for credit losses of $734 and $762, respectively	35,053	37,062
Inventories	74,300	85,572
Prepaid expenses and other current assets	9,186	7,801
Assets held for sale	17,398	380
Current assets of discontinued operations	3,441	38,120
Total current assets	140,095	170,375
Property, plant and equipment, net	34,364	37,045
Right-of-use assets, operating leases, net	28,509	29,198
Goodwill	11,389	11,389
Intangible assets, net	9,248	10,001
Deferred income taxes	6,869	1,353
Deferred charges, net	153	203
Other non-current assets, net	1,782	1,862
Long-term assets of discontinued operations	13	7,617
Total assets	$232,422	$269,043

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$22,242	$19,623
Accrued expenses and other current liabilities	5,504	6,039
Current portion of note payable	900	387
Current portion of long-term debt	2,464	2,464
Current portion of operating lease liabilities	1,093	1,029
Current portion of finance lease liabilities	283	280
Current liabilities of discontinued operations	1,839	3,656
Total current liabilities	34,325	33,478
Long-term debt	52,056	69,085
Long-term portion of operating lease liabilities	30,338	30,911
Long-term portion of finance lease liabilities	1,313	1,242
Other long-term liabilities	64	68
Total non-current liabilities	83,771	101,306
Total liabilities	$118,096	$134,784

Commitments and contingencies – See Note 13

Shareholders' equity:
Common stock, par value $1 per share; 24,000,000 shares authorized; 11,085,103 and 10,158,219 shares issued and outstanding, respectively	$11,085	$11,085
Capital in excess of par value	46,951	47,021
Retained earnings	65,311	85,146
	123,347	143,252
Less: cost of common stock in treasury - 926,884 and 924,504 shares, respectively	(9,021)	(8,993)
Total shareholders' equity	114,326	134,259
Total liabilities and shareholders' equity	$232,422	$269,043
Note: The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date. See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Condensed Consolidated Statements of Income (Loss) (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$60,665	$84,600	$128,084	$168,309
Cost of sales	57,440	64,416	117,717	126,666
Gross profit	3,225	20,184	10,367	41,643
Selling, general and administrative	6,957	8,122	15,262	16,177
Acquisition costs and other	20	157	280	688
Operating income (loss) from continuing operations	(3,752)	11,905	(5,175)	24,778
Other expense (income)
Interest expense	1,047	407	2,154	810
Other, net	(154)	(23)	(247)	(58)
Income (loss) from continuing operations before income taxes	(4,645)	11,521	(7,082)	24,026
Income tax provision (benefit)	(897)	699	(1,385)	3,197
Income (loss) from continuing operations	(3,748)	10,822	(5,697)	20,829
Income (loss) from discontinued operations, net of tax	(10,888)	235	(14,138)	488
Net income (loss)	$(14,636)	$11,057	$(19,835)	$21,317

Net income (loss) per common share from continuing operations:
Basic	$(0.37)	$1.06	$(0.56)	$2.04
Diluted	$(0.37)	$1.04	$(0.56)	$2.01

Net income (loss) per common share from discontinued operations:
Basic	$(1.07)	$0.02	$(1.39)	$0.05
Diluted	$(1.07)	$0.02	$(1.39)	$0.05

Net income (loss) per common share:
Basic	$(1.44)	$1.08	$(1.95)	$2.08
Diluted	$(1.44)	$1.06	$(1.95)	$2.05

Weighted average shares outstanding:
Basic	10,170	10,244	10,159	10,226
Dilutive effect from stock options and grants	—	187	—	151
Diluted	10,170	10,431	10,159	10,377
See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net income (loss)	$(19,835)	$21,317
Net income (loss) from discontinued operations, net of tax	(14,138)	488
Net income (loss) from continuing operations	(5,697)	20,829
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	3,243	3,201
Amortization expense	753	1,343
Amortization of debt issuance costs	50	49
Deferred income taxes	(5,515)	(642)
Payments on earn-out liabilities in excess of acquisition date fair value	—	(372)
(Reduction of) provision for losses on accounts receivable	(28)	459
Provision for losses on inventories	1,190	863
Loss (gain) on disposal of property, plant and equipment	182	(5)
Non-cash lease expense	137	214
Issuance of treasury stock for director fees	—	364
Stock-based compensation expense	414	446
Changes in operating assets and liabilities:
Accounts receivable	2,037	(10,173)
Inventories	10,279	(27,738)
Other assets and liabilities	(295)	(755)
Accounts payable	2,095	14,476
Accrued expenses	(587)	(1,980)
Accrued income taxes	(743)	110
Net cash provided by operating activities - continuing operations	7,515	689
Net cash provided by operating activities - discontinued operations	10,557	2,200
Net cash provided by operating activities	18,072	2,889
Investing activities
Purchases of property, plant and equipment	(1,483)	(1,981)
Proceeds from disposal of property, plant and equipment	—	5
Net cash used in investing activities - continuing operations	(1,483)	(1,976)
Net cash used in investing activities - discontinued operations	(142)	(349)
Net cash used in investing activities	(1,625)	(2,325)
Financing activities
Borrowings from long-term debt	139,137	237,938
Proceeds from note payable	900	967
Proceeds from exercise of stock options	—	161
Payments on long-term debt	(156,166)	(240,017)
Payments on note payable	(387)	(96)
Principal payments on finance lease obligations	(151)	(126)
Payments on earn-out liabilities	—	(484)
Repurchase of common stock	(504)	—
Net cash used in financing activities - continuing operations	(17,171)	(1,657)
Net cash used in financing activities - discontinued operations	—	(683)
Net cash used in financing activities	(17,171)	(2,340)
Decrease in cash and cash equivalents	(724)	(1,776)
Less: Cash and cash equivalents of discontinued operations	1	4
Cash and cash equivalents at beginning of period	1,440	2,017
Cash and cash equivalents at end of period	$717	$245
See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Condensed Consolidated Statements of Cash Flows (Unaudited)
Continued

	Six Months Ended June 30,
	2023	2022
Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$1,999	$699
Income taxes	817	3,874

Noncash Investing Activities:
Capital expenditures, not yet paid	$575	$336
See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)
(in thousands)

	Three Months Ended June 30, 2023

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance March 31, 2023	11,085	$11,085	$46,903	$79,947	913	$(8,891)	$129,044
Net loss	—	—	—	(14,636)		—	(14,636)
Issuance of 4,797 shares of common stock from treasury	—	—	(47)	—	(5)	47	—
Stock-based compensation	—	—	95	—		—	95
Repurchase of 18,843 shares of common stock	—	—	—	—	19	(177)	(177)
Balance as of June 30, 2023	11,085	$11,085	$46,951	$65,311	927	$(9,021)	$114,326

	Six Months Ended June 30, 2023

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance at December 31, 2022	11,085	$11,085	$47,021	$85,146	$924	$(8,993)	$134,259
Net loss	—	—	—	(19,835)		—	(19,835)
Issuance of 48,776 shares of common stock from treasury	—	—	(476)	—	(49)	476	—
Stock-based compensation	—	—	406	—		—	406
Purchase of 51,156 shares common stock	—	—	—	—	52	(504)	(504)
Balance as of June 30, 2023	11,085	$11,085	$46,951	$65,311	$927	$(9,021)	$114,326
See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
Continued

	Three Months Ended June 30, 2022

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance March 31, 2022	11,085	$11,085	$46,028	$73,340	861	$(8,099)	$122,354
Net income	—	—	—	11,057		—	11,057
Issuance of 32,701 shares of common stock from treasury	—	—	(198)	—	(33)	308	110
Exercise of stock options for 3,334 shares, net	—	—	12	—	(3)	31	43
Stock-based compensation	—	—	320	—		—	320
Balance as of June 30, 2022	11,085	11,085	46,162	84,397	825	(7,760)	$133,884

	Six Months Ended June 30, 2022

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance at December 31, 2021	11,085	$11,085	$46,058	$63,080	918	$(8,633)	$111,590
Net Income	—	—	—	21,317		—	21,317
Issuance of 75,783 shares of common stock from treasury	—	—	(348)	—	(76)	712	364
Exercise of Stock option for 17,118 Shares, net					(17)	161	161
Stock-based compensation	—	—	452	—		—	452
Balance as of June 30, 2022	11,085	11,085	46,162	84,397	825	(7,760)	$133,884
See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Unless indicated otherwise, the terms "Company," "we," "us," and "our" refer to Ascent Industries Co. and its consolidated subsidiaries.

Note 1: Basis of Presentation
Basis of Financial Statement Presentation
The accompanying unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The unaudited condensed consolidated financial statements, in the opinion of management, contain all normal recurring adjustments necessary to present a fair statement of the condensed consolidated balance sheets as of June 30, 2023, the statements of income (loss) and shareholders’ equity for the three and six months ended June 30, 2023 and 2022, and the statements of cash flows for the six months ended June 30, 2023 and 2022. The December 31, 2022 condensed consolidated balance sheet was derived from the audited financial statements.

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
Reclassifications
Certain prior period amounts have been reclassified to conform to current period presentation, including the reclassification of immaterial revenue and expenses related to the Palmer business within the Company's reportable segments and the Company's Munhall operations within the Tubular Products segment to discontinued operations.

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
Note 2: Discontinued Operations

During the fourth quarter of 2022, the Company began a strategic reassessment of certain operations to drive an increased focus on its core operations and to continue to improve overall performance and operating profitability. As a result of this reassessment, management and the Board of Directors decided to pursue an exit of the Company's galvanized pipe and tube operations at its Munhall facility ("Munhall").
During the second quarter of 2023, the Board of Directors of the Company made the decision to permanently cease operations at Munhall effective on or around August 31, 2023. It is anticipated that the complete exit and disposal of all assets at Munhall

Ascent Industries Co.
Notes to Condensed Consolidated Financial Statements (Unaudited)
will be completed within one year. The strategic decision to cease manufacturing operations at Munhall is part of the Company’s ongoing efforts to consolidate manufacturing to drive an increased focus on its core operations and to improve profitability while driving operational efficiencies.
As a result of this decision, during the second quarter ended June 30, 2023, the Company incurred asset impairment charges of $6.4 million related to the write down of inventory and long-lived assets as well as $1.4 million in increased reserves on accounts receivable at the facility. Certain assets of Munhall were also classified as held for sale and the results of operations have been classified as discontinued operations for all periods presented. See Note 4 for further discussion of the assets held for sale and related fair value measurements.

The following table presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations of Munhall:

(in thousands)	June 30, 2023	December 31, 2022
Carrying amounts of assets included as part of discontinued operations:
Cash and cash equivalents	$—	$1
Accounts receivable, net	3,265	8,058
Inventories	—	28,880
Prepaid expenses and other current assets	176	1,181
Current assets classified as discontinued operations	3,441	38,120
Property, plant and equipment, net	—	5,301
Right-of-use assets, operating leases, net	13	26
Intangible assets, net	—	386
Other non-current assets, net	—	1,904
Long-term assets classified as discontinued operations	13	7,617
Total assets classified as discontinued operations	$3,454	$45,737

Carrying amounts of liabilities included as part of discontinued operations:
Accounts payable	$641	$3,108
Accrued expenses and other current liabilities	1,184	521
Current portion of operating lease liabilities	14	27
Total liabilities classified as discontinued operations	$1,839	$3,656

The financial results of Munhall are presented as income (loss) from discontinued operations, net of tax on the unaudited condensed consolidated statements of income (loss). The following table summarizes the results of discontinued operations of Munhall:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net sales	$7,629	$31,602	$22,663	$64,112
Cost of sales	12,345	30,913	30,228	62,385
Gross profit	(4,716)	689	(7,565)	1,727

Selling, general and administrative expense	2,819	512	4,065	1,104
Asset impairments	6,305	—	6,305	—
Earnout adjustments	—	(109)	—	(7)
Other, net	—	—	74	—
Operating income (loss) of discontinued operations	(13,840)	286	(18,009)	630
Loss on classification as held for sale	83	—	83	—
Income (loss) on discontinued operations before income taxes	(13,923)	286	(18,092)	630
Income tax provision (benefit)	(3,035)	51	(3,954)	142
Net income (loss) from discontinued operations	$(10,888)	$235	$(14,138)	$488

Ascent Industries Co.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The following table presents the Company's revenues, disaggregated by product group from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Fiberglass and steel liquid storage tanks and separation equipment	$—	$—	$50	$113
Heavy wall seamless carbon steel pipe and tube	10,299	12,094	22,686	24,498
Stainless steel pipe and tube	29,003	43,486	60,236	86,957
Specialty chemicals	21,363	29,020	45,112	56,741
Net sales	$60,665	$84,600	$128,084	$168,309
Performance obligations are supported by contracts with customers, providing a framework for the nature of the distinct goods, services or bundle of goods and services. The timing of satisfying the performance obligation is typically indicated by the terms of the contract. The following table represents the Company's revenue recognized at a point-in-time and over-time:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Point-in-time	57,387	77,127	$120,302	$153,620
Over-time	3,278	7,473	$7,782	$14,689
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

Ascent Industries Co.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
During the three and six months ended June 30, 2023, the Company's only significant measurements of assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition were certain long-lived assets.
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

During the fourth quarter of 2022, the Company began a strategic reassessment of certain operations to drive an increased focus on its core operations and to continue to improve overall performance and operating profitability. As a result of this reassessment, management and the Board of Directors decided to pursue an exit of the Company's galvanized pipe and tube operations at its Munhall facility ("Munhall"). During the first quarter of 2023, it was determined that a continued change in the use of the assets of the Munhall facility had occurred before the end of their previous useful lives, and therefore, had experienced a triggering event and were evaluated for recoverability. Based on this evaluation of the Munhall assets, it was determined the assets were recoverable and no impairment was recorded during the first quarter.
During the second quarter of 2023, the Board of Directors of the Company made the decision to permanently cease operations at the Munhall facility effective on or around August 31, 2023. As a result of this decision, it was determined to be more likely than not that the assets of Munhall would be sold or otherwise disposed of significantly before the end of their previously estimated useful lives, and therefore, experienced a triggering event and were evaluated for recoverability. Based on this evaluation, inventory at Munhall was written down to its net realizable value of $16.0 million and certain long-lived assets, including intangible assets, were written down to their estimated fair value of $2.6 million, resulting in asset impairment charges of $6.4 million. See Note 2 for further information on the Company's discontinued operations.
Assets Held for Sale
As a result of the Company's decision to cease operations and exit Munhall, during the three and six months ended June 30, 2023, certain assets of Munhall were classified as held for sale and classified as Level 2 fair value measurements. The Company remains obligated under the terms of the leases for the rent and other costs that may be associated with the lease of the Munhall facility through 2036. The Company is actively pursuing a sublease for the facility.
Munhall assets classified as held for sale as are as follows:

(in thousands)	June 30, 2023	December 31, 2022
Inventory, net	$13,494	$—
Property, plant and equipment, net	869	—
Other assets, net	3,035	—
Assets held for sale	$17,398	$—

Ascent Industries Co.
Notes to Condensed Consolidated Financial Statements (Unaudited)
On February 17, 2021, the Board of Directors authorized the permanent cessation of operations at Palmer of Texas Tanks, Inc. ("Palmer") and the subleasing of the Palmer facility. It is anticipated that the complete exit and disposal of all assets at the facility will be completed within one year. As of December 31, 2021, the Company permanently ceased operations at the Palmer facility and determined that the remaining asset group met the criteria to be classified as held for sale, and therefore classified the related assets as held for sale on the consolidated balance sheets. The Company determined that the exit from this business did not represent a strategic shift that had a major effect on its consolidated results of operations, and therefore this business was not classified as discontinued operations. As of June 30, 2023, the Company has disposed of all remaining assets classified as held for sale at the Palmer facility. The Palmer assets held for sale at December 31, 2022 were classified as Level 2 fair value measurements.

Palmer assets classified as held for sale as are as follows:

(in thousands)	June 30, 2023	December 31, 2022
Inventory, net	$—	$198
Property, plant and equipment, net	—	182
Assets held for sale	$—	$380
The Company remains obligated under the terms of the leases for the rent and other costs that may be associated with the lease of the Palmer facility through 2036. During the fourth quarter of 2022, the Company entered into an amended sublease agreement with a third party to sublease the entirety of the Palmer facility. The sublease agreement amends the previous sublease agreement entered into in the fourth quarter of 2021 and continues through the remaining term of the Master Lease Agreement. The sublease will expire on September 30, 2036, unless terminated in accordance with the amended sublease agreement. The sublease provides for an annual base rent of approximately $0.4 million, which increases on an annual basis by 2.0%. The sublessee is responsible for its pro rata share of certain costs, taxes and operating expenses related to the subleased space. The sublease includes an initial security deposit of $0.1 million.

Fair Value of Financial Instruments
The fair values of cash and cash equivalents, accounts receivable, accounts payable and the Company's note payable approximated their carrying value because of the short-term nature of these instruments. The Company's revolving line of credit and long-term debt, which is based on a variable interest rate, are also reflected in the financial statements at carrying value which approximate fair values as of June 30, 2023. The carrying amount of cash and cash equivalents are considered Level 1 measurements. The carrying amounts of accounts receivable, accounts payable, note payable, revolving line of credit and long-term debt are considered Level 2 measurements. See Note 8 for further information on the Company's debt.
Note 5: Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined by either specific identification or weighted average methods. The components of inventories are as follows:

(in thousands)	June 30, 2023	December 31, 2022
Raw materials	$47,133	$49,655
Work-in-process	10,005	10,931
Finished goods	21,524	28,157
	78,662	88,743
Less: inventory reserves	(4,362)	(3,171)
Inventories	$74,300	$85,572

Ascent Industries Co.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 6: Property, Plant and Equipment
Property, plant and equipment from continuing operations consist of the following:

(in thousands)	June 30, 2023	December 31, 2022
Land	$723	$723
Leasehold improvements	3,651	4,114
Buildings	1,534	1,534
Machinery, fixtures and equipment	100,670	99,786
Construction-in-progress	2,190	1,881
	108,768	108,038
Less: accumulated depreciation and amortization	(74,404)	(70,993)
Property, plant and equipment, net	$34,364	$37,045

The following table sets forth depreciation expense related to property, plant and equipment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Cost of sales	$1,536	$1,562	$3,115	$3,083
Selling, general and administrative	96	59	128	118
Total depreciation	$1,632	$1,621	$3,243	$3,201

Note 7: Goodwill, Intangible Assets and Deferred Charges
Goodwill
The Company's goodwill balance of $11.4 million as of June 30, 2023 and December 31, 2022, respectively, was attributable to the Specialty Chemicals segment.

Intangible Assets
Intangible assets represent the fair value of intellectual, non-physical assets resulting from business acquisitions and are amortized over their estimated useful life using either an accelerated or straight-line method over a period of 8 to 15 years.
The balance of intangible assets from continuing operations subject to amortization are as follows:

	June 30, 2023		December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Customer related	$26,061	$(17,390)	$26,061	$(16,658)
Trademarks and trade names	150	(17)	150	(12)
Other	500	(56)	500	(40)
Total definite-lived intangible assets	$26,711	$(17,463)	$26,711	$(16,710)

Ascent Industries Co.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Estimated amortization expense related to intangible assets for the next five years are as follows:

(in thousands)
Remainder of 2023	$752
2024	1,487
2025	1,324
2026	1,102
2027	930
2028	786
Thereafter	2,867

Deferred Charges
Deferred charges represent debt issuance costs and are amortized over their estimated useful lives using the straight-line method over a period of four years.
The balance of deferred charges subject to amortization are as follows:

(in thousands)	June 30, 2023	December 31, 2022
Deferred charges, gross	$398	$398
Accumulated amortization of deferred charges	(245)	(195)
Deferred charges, net	$153	$203

Note 8: Debt
Short-term debt
On June 13, 2023, the Company entered into a note payable in the amount of $0.9 million with an interest rate of 3.70% maturing April 1, 2024. The agreement is associated with the financing of the Company's insurance premium in the current year. As of June 30, 2023, the outstanding balance was $0.9 million.
Credit Facilities

(in thousands)	June 30, 2023	December 31, 2022
Revolving line of credit, due January 15, 2025	$50,770	$67,442
Term loan, due January 15, 2025	3,750	4,107
Total long-term debt	54,520	71,549
Less: Current portion of long-term debt	(2,464)	(2,464)
Long-term debt, less current portion	$52,056	$69,085

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

Ascent Industries Co.
Notes to Condensed Consolidated Financial Statements (Unaudited)
bear interest, at the Company's option, at (a) the Base Rate (as defined in the Credit Agreement) plus 0.50%, or (b) SOFR plus 1.50%. Amounts outstanding under the delayed draw term loan portion of the Facility bear interest at SOFR plus 1.65%. The Facility also provides an unused commitment fee based on the daily used portion of the Facility.
The weighted average interest rate per annum was 6.90% as of June 30, 2023.
Pursuant to the Credit Agreement, the Company was required to pledge all of its tangible and intangible properties, including the stock and membership interests of its subsidiaries. The Facility contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $7.5 million and (ii) 10% of the revolving credit facility (currently $10.5 million). As of June 30, 2023, the Company was in compliance with all financial debt covenants.
As of June 30, 2023, the Company had $45.4 million of remaining available capacity under its credit facility.
Note 9: Leases
The Company's portfolio of leases contains both finance and operating leases that relate to real estate and manufacturing equipment. Substantially all of the value of the Company's lease portfolio relates to the Master Lease with Store Master Funding XII, LLC (“Store”), an affiliate of Store Capital Corporation ("Store Capital") that was entered into in 2016 and amended with the American Stainless acquisition in 2019 as well as the sale of land at the Munhall facility in 2020. As of June 30, 2023, operating lease liabilities related to the master lease agreement with Store Capital totaled $31.1 million, or 94% of the total lease liabilities on the consolidated balance sheet.
During the three months ended June 30, 2023, the Company entered into new finance lease agreements resulting in immaterial additional right-of-use assets and lease liabilities. During the six months ended June 30, 2023, the Company entered into new finance lease agreements resulting in an additional $0.3 million of right-of-use assets and lease liabilities.
Balance Sheet Presentation
Operating and finance lease amounts from continuing operations included in the unaudited condensed consolidated balance sheet are as follows (in thousands):

Classification	Financial Statement Line Item	June 30, 2023	December 31, 2022
Long-term Assets	Right-of-use assets, operating leases	$28,509	$29,198
Long-term Assets	Property, plant and equipment	1,554	1,494
Current liabilities	Current portion of lease liabilities, operating leases	1,093	1,029
Current liabilities	Current portion of lease liabilities, finance leases	283	280
Non-current liabilities	Non-current portion of lease liabilities, operating leases	30,338	30,911
Non-current liabilities	Non-current portion of lease liabilities, finance leases	1,313	1,242
Total Lease Cost
Individual components of the total lease cost incurred by the Company are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Operating lease cost[1]	$997	$1,043	$1,996	$2,091
Finance lease cost:
Amortization of right-of-use assets	86	69	164	136
Interest on finance lease liabilities	24	9	38	18
Sublease income	(91)	(32)	(182)	(65)
Total lease cost	$1,016	$1,089	$2,016	$2,180
1Includes short term leases, which are immaterial
Reduction in carrying amounts of right-of-use assets held under finance leases is included in depreciation expense. Minimum rental payments under operating leases are recognized on a straight-line method over the term of the lease including any periods of free rent and are included in selling, general, and administrative expense on the unaudited condensed consolidated statements of income (loss).

Ascent Industries Co.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Future expected cash receipts from the Company's sublease as of June 30, 2023 are as follows:

(in thousands)	Sublease Receipts
Remainder of 2023	$182
2024	370
2025	377
2026	385
2027	392
Thereafter	3,786
Total sublease receipts	$5,492
Maturity of Leases
The amounts of undiscounted future minimum lease payments under leases in continuing operations as of June 30, 2023 are as follows:

(in thousands)	Operating	Finance
Remainder of 2023	$1,815	$211
2024	3,667	343
2025	3,687	326
2026	3,703	326
2027	3,765	326
Thereafter	36,152	354
Total undiscounted minimum future lease payments	52,789	1,886
Imputed interest	(21,358)	(290)
Present value of lease liabilities	$31,431	$1,596
Lease Term and Discount Rate

Weighted-average remaining lease term	June 30, 2023	December 31, 2022
Operating leases	13.14 years	13.61 years
Finance leases	5.50 years	6.06 years
Weighted-average discount rate
Operating leases	8.32%	8.31%
Finance leases	5.87%	2.32%

Ascent Industries Co.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 10: Shareholders' Equity
Share Repurchase Program
On December 20, 2022, the Board of Directors re-authorized the Company's share repurchase program. The previous share repurchase program had a term of 24 months and was set to expire on February 17, 2023. The share repurchase program allows for repurchase of up to 790,383 shares of the Company's outstanding common stock and extends to February 17, 2025. The shares will be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Under the program, the purchases will be funded from available working capital, and the repurchased shares will be returned to the status of authorized, but unissued shares of common stock or held in treasury. There is no guarantee as to the exact number of shares that will be repurchased by the Company and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. As of June 30, 2023, the Company has 628,823 shares of its share repurchase authorization remaining.
Shares repurchased for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Number of shares repurchased	18,843	—	51,156	—
Average price per share	$9.34	$—	$9.83	$—
Total cost of shares repurchased	$176,630	$—	$504,151	$—
Note 11: Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Numerator:
Net income (loss) from continuing operations	$(3,748)	$10,822	$(5,697)	$20,829
Net income (loss) from discontinued operations	$(10,888)	$235	$(14,138)	$488
Net income (loss)	$(14,636)	$11,057	$(19,835)	$21,317
Denominator:
Weighted-average common shares outstanding	10,170	10,244	10,159	10,226
Effect of dilutive securities:
Employee stock options and stock grants	—	187	—	151
Weighted-average common shares, as adjusted	10,170	10,431	10,159	10,377

Net income (loss) per share from continuing operations:
Basic	$(0.37)	$1.06	$(0.56)	$2.04
Diluted	$(0.37)	$1.04	$(0.56)	$2.01

Net income (loss) income per share from discontinued operations:
Basic	$(1.07)	$0.02	$(1.39)	$0.05
Diluted	$(1.07)	$0.02	$(1.39)	$0.05

Net income (loss) per share:
Basic	$(1.44)	$1.08	$(1.95)	$2.08
Diluted	$(1.44)	$1.06	$(1.95)	$2.05

Ascent Industries Co.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The diluted earnings (loss) per share calculations exclude the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. The Company had 0.1 million shares that were anti-dilutive for the three and six months ended June 30, 2023. The Company had $0.1 million shares of common stock that were anti-dilutive for the three months ended June 30, 2022. The Company had an immaterial number of shares that were anti-dilutive for the six months ended June 30, 2022.
Note 12: Income Taxes
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal examinations for years before 2019 or state examinations for years before 2018. During the six months ended June 30, 2023 and 2022, the Company did not identify nor reserve for any unrecognized tax benefits.
Our income tax provision (benefit) and overall effective tax rates for continuing operations for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Income tax provision (benefit)	$(897)	$699	$(1,385)	$3,197
Effective income tax rate	19.8%	6.4%	19.6%	13.5%

The effective tax rate for continuing operations was 19.8% and 19.6% for the three and six months ended June 30, 2023. The June 30, 2023 effective tax rate was lower than the U.S. statutory rate of 21.0% primarily due to discrete tax charges related to stock based compensation.
The effective tax rate was 6.4% and 13.5% for the three and six months ended June 30, 2022. The June 30, 2022 effective tax rate was lower than the U.S. statutory tax rate of 21.0% primarily due to the year-to-date release of federal valuation allowances.
Note 13: Commitments and Contingencies
In October 2021, the Company acquired DanChem Technologies, Inc. ("DanChem"), a specialty chemical manufacturer based in Virginia. In June of 2020, DanChem received a demand letter from Henkel US Operations Corporation (“Henkel”), a former customer, asserting various claims for breach of contract alleging that product supplied by DanChem under four (4) purchase orders in 2018 and 2019 were defective and/or non-conforming and seeking approximately $315,000 in damages. DanChem responded in August 2020 disputing the claims and denying wrongdoing. Henkel was silent almost two years and then, in August 2022, sent another demand letter to DanChem asserting similar, if not identical claims, but now seeking alleged damages of approximately $3 million (with the main difference between the two demands being Henkel’s new claims for lost profits and other consequential damages). Henkel filed a lawsuit against DanChem in Connecticut state court in October 2022 seeking its newly alleged damages of approximately $3 million. Given the various amounts alleged by Henkel, the Company estimates a reasonably possible range of loss between $0 and $0.6 million.

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

Ascent Industries Co.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 14: Industry Segments
Ascent Industries Co. has two reportable segments: Tubular Products and Specialty Chemicals. The Tubular Products segment includes the operating results of the Company’s plants involved in the production and distribution of stainless steel and seamless carbon pipe and tube. The Tubular Products segment serves markets through pipe and tube and customers in the appliance, architectural, automotive and commercial transportation, brewery, chemical, petrochemical, pulp and paper, mining, power generation (including nuclear), water and waste-water treatment, liquid natural gas ("LNG"), food processing, pharmaceutical, oil and gas and other industries.

On January 1, 2023, the Company changed the grouping of certain immaterial revenue and expenses associated with the ceased Palmer operations. As a result, certain prior period Tubular Products segment results have been reclassified to All Other to be comparable to the current period's presentation. During the second quarter of 2023, the Board of Directors made the decision to permanently cease operations at the Company’s Munhall facility effective on or around August 31, 2023. As a result, certain prior period Tubular Products segment results have been reclassified to remove Munhall's results from continuing operations to discontinued operations.

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

Ascent Industries Co.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes certain information regarding segments of the Company's continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net sales
Tubular Products	$39,302	$55,580	$82,922	$111,454
Specialty Chemicals	21,363	29,020	45,112	56,741
All Other	—	—	50	114
	$60,665	$84,600	$128,084	$168,309
Operating income (loss)
Tubular Products	$(105)	$12,992	$1,560	$27,120
Specialty Chemicals	(806)	2,627	546	5,014
All Other	(74)	(235)	(552)	(317)

Corporate
Unallocated corporate expenses	(2,750)	(3,322)	(6,455)	(6,351)
Acquisition costs and other	(17)	(157)	(274)	(688)
Total Corporate	(2,767)	(3,479)	(6,729)	(7,039)
Operating income (loss)	(3,752)	11,905	(5,175)	24,778
Interest expense	1,047	407	2,154	810
Other, net	(154)	(23)	(247)	(58)
Income (loss) before income taxes	$(4,645)	$11,521	$(7,082)	$24,026

	As of
(in thousands)	June 30, 2023	December 31, 2022
Identifiable assets
Tubular Products	$99,380	$112,926
Specialty Chemicals	67,269	72,990
Corporate and other	65,773	83,127
	$232,422	$269,043
Note 15: Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity, and capital resources during the six months ended June 30, 2023 and 2022, respectively. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the Annual Report), as well as the condensed consolidated financial statements (unaudited) and notes to the condensed consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of 2022. This discussion and analysis is presented in five sections:
•Executive Overview
•Results of Operations and Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Material Cash Requirements from Contractual and Other Obligations
•Critical Accounting Policies and Estimates

Executive Overview
During the second quarter of 2023, the Board of Directors of the Company made the decision to permanently cease operations at Munhall effective on or around August 31, 2023. This strategic decision is part of the Company’s ongoing efforts to consolidate manufacturing to drive an increased focus on its core operations and to improve profitability while driving operational efficiencies. As a result of this decision, Munhall results have been reclassified as discontinued operations in all periods presented. The discussion and analysis of our results of operations refers to continuing operations unless noted.
During the second quarter, we continued to experience challenges to the strategic changes we have implemented over the last several quarters, along with difficult end market conditions including continued inflationary pressures, continued increased raw material costs in both segments of our business as well as continued reduced demand resulting from inventory management measures being pursued by our customers. Despite this difficult environment, we continued managing working capital effectively to generate cash and pay down debt, a decrease of $17.0 million to date in 2023. During the quarter, we repurchased 18,843 shares for $0.2 million through our share repurchase program as part of our continued efforts to create sustainable value for our shareholders.
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
There are additional macroeconomic uncertainties, including continued global supply chain constraints, labor shortages and the continuing impact of inflation, which continues to impact the Company's raw material costs. The Company continues efforts to implement price increases, as appropriate, to offset these inflationary pressures and continues to take action to drive working capital efficiencies and evaluate other opportunities to maintain and improve financial performance in the short and long term.

Results of Operations
Consolidated Performance Summary
Consolidated net sales for the second quarter of 2023 were $60.7 million, a decrease of $23.9 million, or 28.3%, compared to net sales for the second quarter of 2022. The decrease in net sales was primarily driven by a 22.9% decrease in pounds shipped and a 5.0% decrease in average selling prices.
Consolidated net sales for the first six months of 2023 were $128.1 million, a decrease of $40.2 million, or 23.9%, compared to net sales for the first six month of 2022. The decrease in net sales was primarily driven by a 20.7% decrease in pounds shipped and a 2.5% decrease in average selling prices.
For the second quarter of 2023, consolidated gross profit decreased 84.0% to $3.2 million, or 5.3% of sales, compared to $20.2 million, or 23.9% of sales in the second quarter of 2022. For the first six months of 2023, consolidated gross profit decreased 75.1% to $10.4 million, or 8.1% of sales, compared to $41.6 million, or 24.7% of sales for the first six months of 2022. The decrease was attributable to continued increasing raw material costs in 2023.
Consolidated selling, general, and administrative expense (SG&A) for the second quarter of 2023 decreased $1.2 million to $7.0 million, or 11.5% of sales, compared to $8.1 million, or 9.6% of sales in the second quarter of 2022. The decrease in SG&A expense for the second quarter of 2023 was primarily driven by decreases in incentive bonus, amortization expense and stock based compensations, partially offset by increases in salaries, wages and benefits and professional fees.
Consolidated SG&A expense for the first six months of 2023 decreased $0.9 million to $15.3 million, or 11.9% of sales, compared to $16.2 million, or 9.6% of sales for the first six months of 2022. The decrease in SG&A expense for the first six months of 2023 was primarily driven by decreases in incentive bonus, amortization expense, bad debt expense, travel expense and stock based compensations expense partially offset by higher professional fees.
Consolidated operating loss in the second quarter of 2023 totaled $3.8 million compared to operating income of $11.9 million in the second quarter of 2022. The operating decrease in the second quarter of 2023 was primarily driven by the aforementioned decrease in gross profit partially offset by decreases in SG&A costs.
Consolidated operating loss in the first six months of 2023 totaled $5.2 million compared to operating income of $24.8 million in the first six months of 2022. The operating decrease in the first six months of 2023 was primarily driven by the aforementioned decrease in gross profit partially offset by decrease in SG&A costs.

Tubular Products
On January 1, 2023, the Company changed the grouping of certain immaterial revenue and expenses associated with the ceased Palmer operations. As a result, certain prior period Tubular Products segment results have been reclassified to be comparable to the current period's presentation.
Net sales in the second quarter of 2023 totaled $39.3 million, a decrease of $16.3 million, or 29.3%, from the second quarter of 2022. The decrease was primarily driven by a 26.1% decrease in pounds shipped and a 3.4% decrease in average selling prices.
Net sales in the first six months of 2023 totaled $82.9 million, a decrease of $28.5 million, or 25.6%, from the first six months of 2022. The decrease was primarily driven by a 22.8% decrease in pounds shipped and a 2.9% decrease in average selling prices.
The net sales decrease for the second quarter of 2023 compared to the second quarter of 2022 is summarized as follows:

($ in thousands)	$	%	Average selling price	Units shipped

Heavy wall seamless carbon steel pipe and tube	(1,795)	(14.8)%	3.7%	(17.9)%
Stainless steel pipe and tube	(14,483)	(33.3)%	(3.6)%	(30.8)%
Total decrease	$(16,278)
The net sales decrease for the first six months of 2023 compared to the first six months of 2022 is summarized as follows:

($ in thousands)	$	%	Average selling price	Units shipped

Heavy wall seamless carbon steel pipe and tube	(1,812)	(7.4)%	9.7%	(15.6)%
Stainless steel pipe and tube	(26,720)	(30.7)%	(5.1)%	(27.0)%
Total decrease	$(28,532)

SG&A expense for the second quarter of 2023 decreased to $2.7 million compared to $3.3 million in the second quarter of 2022. As a percentage of sales, SG&A expense increased to 6.8% of sales in the second quarter of 2023 compared to 5.9% of sales in the first quarter of 2022. The changes in SG&A were primarily driven by lower amortization expense and lower bad debt expense compared to prior year.
SG&A expense for the first six months of 2023 decreased to $5.3 million compared to $6.8 million in the first six months of 2022. As a percentage of sales, SG&A expense increased to 6.4% of sales in the first six months of 2023 compared to 6.1% of sales in the first six months of 2022. The changes in SG&A were primarily driven by decreases in bad debt expense and amortization expense, salaries, wages and benefits and incentive bonus expense in the current year compared to the prior year.
Operating loss increased to $0.1 million for the second quarter of 2023 compared to operating income of $13.0 million for the second quarter of 2022. Operating income decreased to $1.6 million for the first six months of 2023 compared to operating income of $27.0 million for the first six months of 2022. Current year decrease in operating income was primarily driven by the aforementioned decrease in net sales and continued increases in material costs partially offset by decreases in SG&A expense.
Specialty Chemicals
Net sales in the second quarter of 2023 totaled $21.4 million, representing a $7.7 million, or 26.4%, decrease from the second quarter of 2022. The decrease was driven by a 20.2% decrease in pounds shipped as well as a 3.2% decrease in average selling prices.
Net sales in the first six months of 2023 totaled $45.1 million, representing a $11.6 million, or 20.5%, decrease from the first six months of 2022. The decrease was driven by a 19.3% decrease in pounds shipped partially offset by a 1.9% increase in average selling prices.

SG&A expense for the second quarter of 2023 decreased to $1.5 million, or 7.2% of sales, compared to $1.6 million, or 5.5% of sales in the second quarter of 2022. The decrease was primarily driven by decreases in incentive bonus and bad debt expense partially offset by increases in salaries, wages and benefits.
SG&A expense for the first six months of 2023 increased to $3.3 million, or 7.3% of sales, compared to $3.2 million, or 5.6% of sales in the first six months of 2022. The increase was primarily driven by increases in amortization expense and salaries, wages and benefits partially offset by decreases in incentive bonus.
Operating loss increased to $0.8 million for the second quarter of 2023 compared to operating income of $2.6 million for the second quarter of 2022. Current year increase in operating loss was primarily driven by the aforementioned decrease in net sales and continued increases in material costs partially offset by decreases in SG&A expense.
Operating income decreased to $0.5 million for the first six months of 2023 compared to operating income of $5.0 million for the first six months of 2022. Current year decrease in operating loss was primarily driven by the aforementioned decrease in net sales, continued increased material costs and increases in SG&A expense.
Corporate & Other Items
Unallocated corporate and other expenses for the second quarter of 2023 decreased $0.7 million, or 20.6%, to $2.8 million, or 4.7% of sales, compared to $3.6 million, or 4.2% of sales, in the prior year. The second quarter of 2023 decrease was primarily driven by decreases in incentive bonus and stock based compensation partially offset by increases in professional fees, taxes and licenses and insurance expense.
Unallocated corporate and other expenses for the first six months of 2023 increased $0.3 million, or 4.0%, to $7.1 million, or 5.5% of sales, compared to $6.8 million, or 4.0% of sales, in the prior year. The first six months of 2023 increase was primarily driven by increases in professional fees, taxes and licenses and insurance expense partially offset by decreases in incentive bonus.
Interest expense for the second quarter of 2023 increased to $1.0 million, from $0.4 million for the second quarter of 2022. Interest expense for the first six month of 2023 increased to $2.1 million, from $0.8 million for the first six month of 2022. The increase is primarily driven by higher interest rates in the current year compared to the prior year.
The effective tax rate was 19.8% and 19.6% for the three and six months ended June 30, 2023. The June 30, 2023 effective tax rate was lower than the U.S. statutory rate of 21.0% primarily due to the effects of discrete tax charges related to stock based compensation.
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
Consolidated EBITDA and Adjusted EBITDA from continuing operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Consolidated
Net income (loss) from continuing operations	$(3,748)	$10,822	$(5,697)	$20,687
Adjustments:
Interest expense	1,047	407	2,154	810
Income taxes	(897)	699	(1,385)	3,339
Depreciation	1,632	1,621	3,243	3,201
Amortization	376	672	753	1,343
EBITDA	(1,590)	14,221	(932)	29,380
Acquisition costs and other	20	157	280	688
Gain on lease modification	—	(2)	—	(2)
Stock-based compensation	24	258	246	390
Non-cash lease expense	68	107	137	214
Restructuring and severance cost	7	10	103	10
Adjusted EBITDA	$(1,471)	$14,751	$(166)	$30,680
% of sales	(2.4)%	17.4%	(0.1)%	18.2%
Tubular Products EBITDA and Adjusted EBITDA from continuing operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Tubular Products
Net income (loss) from continuing operations	$(105)	$12,993	$1,560	$27,120
Adjustments:
Depreciation	653	688	1,290	1,363
Amortization	218	576	436	1,152
EBITDA	766	14,257	3,286	29,635
Acquisition costs and other	4	—	4	—
Stock-based compensation	10	(16)	(9)	19
Non-cash lease expense	36	(1)	72	(1)
Restructuring and severance costs	—	—	97	—
Tubular Products Adjusted EBITDA	$816	$14,240	$3,450	$29,653
% of segment sales	2.1%	25.6%	4.2%	26.6%

Specialty Chemicals EBITDA and Adjusted EBITDA are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Specialty Chemicals
Net income (loss)	$(818)	$2,617	$523	$4,995
Adjustments:
Interest expense	18	9	31	18
Depreciation	956	915	1,908	1,800
Amortization	158	96	317	192
EBITDA	314	3,637	2,779	7,005
Acquisition costs and other	—	—	2	—
Stock-based compensation	(23)	11	(16)	18
Non-cash lease expense	22	—	46	—
Restructuring and severance costs	—	—	—	—
Specialty Chemicals Adjusted EBITDA	$313	$3,648	$2,811	$7,023
% of segment sales	1.5%	12.6%	6.2%	12.4%
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
Sources of Liquidity
Funds generated by operating activities supplemented by our available cash and cash equivalents and our credit facilities are our most significant sources of liquidity. As of June 30, 2023, we held $0.7 million of cash and cash equivalents, as well as $45.4 million of remaining available capacity on our revolving line of credit. We believe our sources of liquidity will be sufficient to fund operations and anticipated capital expenditures as well as repay our debt obligations as they become due over the next 12 months and beyond.
Cash Flows

Cash flows from continuing operations were as follows:

	Six Months Ended June 30,
(in thousands)	2023	2022
Total cash provided by (used in):
Operating activities	$7,515	$689
Investing activities	(1,483)	(1,976)
Financing activities	(17,171)	(1,657)
Net decrease in cash and cash equivalents	$(11,139)	$(2,944)

Operating Activities
The increase in cash provided by operating activities for the six months ended June 30, 2023, compared to cash provided by operating activities in the six months ended June 30, 2022, was primarily driven by changes in working capital. Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, customer payments of accounts receivable and payments to vendors in the regular course of business. Inventory increased operating cash flows for the first six months of 2023 by $10.3 million compared to a decrease of $27.7 million for the first six months of 2022, while accounts payable increased operating cash flows by $2.1 million for the first six months of 2023, compared to $14.5 million in the first six months of 2022. The decrease in inventory and accounts payable is primarily driven by lower inventory purchases to match inventory levels with sales partially offset by lower inventory turns year-over-year and an increase in days payables outstanding. Accounts receivable increased operating cash flows by $2.0 million in the first six months of 2023 compared to $10.2 million decrease in the first six months of 2022. The decrease in accounts receivable is primarily driven by a reduction in sales in the first six months of 2023 partially offset by an increase in days sales outstanding compared to the first six months of 2022.
Investing Activities
Net cash used in investing activities primarily consists of transactions related to capital expenditures. The decrease in cash used in investing activities for the six months ended June 30, 2023, compared to the cash used in investing activities for the six months ended June 30, 2022, was primarily due to decreases in capital expenditures in the current year compared to the prior year.
Financing Activities
Net cash used in financing activities primarily consists of transactions related to our long-term debt. The increase in cash used in financing activities for the six months ended June 30, 2023, compared to cash used in financing activities for the six months ended June 30, 2022, was primarily due to decreased borrowings and increased repayments under the Company's credit facility compared to the prior year.
Short-term Debt
The Company has a note payable in the amount of $0.9 million with an annual interest rate of 3.70% maturing April 1, 2024, associated with the financing of the Company's insurance premium in the current year. As of June 30, 2023, the outstanding balance was $0.9 million.
Long-term Debt
The Company and its subsidiaries have a Credit Agreement with BMO providing the Company with a four-year revolving credit facility, maturing on January 15, 2025, and providing the Company with up to $150.0 million of borrowing capacity. As of June 30, 2023, the Company had $54.5 million of total borrowings outstanding with its lender, a decrease of $17.0 million from the balance at December 31, 2022. The Facility contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $7.5 million and (ii) 10% of the revolving credit facility (currently $10.5 million). As of June 30, 2023, the Company was in compliance with all financial debt covenants. See Note 8 in the notes to the unaudited condensed consolidated financial statements for additional information on the Company's line of credit.
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
Shares repurchased for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Number of shares repurchased	18,843	—	51,156	—
Average price per share	$9.34	$—	$9.83	$—
Total cost of shares repurchased	$176,630	$—	$504,151	$—

As of June 30, 2023, the Company has 628,823 shares of its share repurchase authorization remaining.

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

Results of these additional measures are as follows:

	June 30, 2023	December 31, 2022
Current ratio	4.1	4.4
Debt to capital	31%	44%
Return on average equity	(1.7)%	33.7%
Material Cash Requirements from Contractual and Other Obligations
As of June 30, 2023, our material cash requirements for our known contractual and other obligations were as follows:
•Debt Obligations and Interest Payments - Outstanding obligations on our revolving credit facility and term loan were $50.8 million and $3.8 million, respectively, with $2.5 million payable within 12 months. The interest payments on our remaining borrowings will be determined based upon the average outstanding balance of our borrowings and the prevailing interest rate during that time. Outstanding obligations on our note payable were $0.9 million, which matures within 12 months. Interest payments on the remaining note payable borrowings will be based on an interest rate of 3.70%. See Note 8 for further detail of our debt and the timing of expected future payments.
•Operating and Finance Leases - The Company enters into various lease agreements for the real estate and manufacturing equipment used in the normal course of business. Operating and finance lease obligations were $33.0 million, with $1.4 million payable within 12 months. See Note 9 for further detail of our lease obligations and the timing of expected future payments.
The Company has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on the Company's financial position, revenues, results of operations, liquidity, or capital expenditures. We expect capital spending to be as much as $3.8 million for the remainder of fiscal 2023.

Critical Accounting Policies and Estimates
We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, in the notes to the consolidated financial statements presented in the Annual Report on Form 10-K for the year ended December 31, 2022. We discuss our critical accounting estimates in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal 2022, except as discussed below.
Assets Held for Sale
We classify long-lived assets or disposal groups as held for sale in the period when all of the following conditions have been met:
•the Board of Directors have approved and committed to a plan to sell the assets or disposal group;
•the asset or disposal group is available for immediate sale in its present condition;
•an active program to locate a buyer and other actions required to complete the sale have been initiated;
•the sale of the asset or disposal group is probable and expected to be completed within one year;
•the asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and,
•it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
We initially measure a long-lived asset or disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell and recognize any loss in the period in which the held for sale criteria are met. Gains are not recognized until the date of sale. We cease depreciation and amortization of a long-lived asset, or assets within a disposal group, upon their designation as held for sale and subsequently assess fair value less any costs to sell at each reporting period until the asset or disposal group is no longer classified as held for sale.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Exchange Act as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.” The Company’s disclosure controls and procedures are designed to ensure that material information relating to the Company and its consolidated subsidiaries is accumulated and communicated to its management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2023. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2023, because of the previously reported material weaknesses in internal control over financial reporting, as described below.
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
Ongoing Remediation Efforts to Address Material Weaknesses
Our material weaknesses were not remediated at June 30, 2023. Our Board of Directors and management are committed to the continued implementation of remediation efforts to address the material weaknesses. The Company has a remediation plan which includes designing and implementing review and approval controls over the data utilized in various accounting processes, controls that will address the accuracy, timely recording and completeness of data used in the determination of significant accounting estimates, reserves and valuations in accordance with U.S. GAAP, controls that will address the sufficient review of complex accounting areas and controls that will address the monitoring of general information technology areas including user access, cyber security and segregation of duties.
The following steps are among the measures being taken by the Company with a number of these initiatives directly related to strengthening our controls and addressing specific control deficiencies which contributed to the material weaknesses. The steps to remediate the deficiencies underlying the material weaknesses include:
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

Changes in Internal Control over Financial Reporting
Other than the ongoing remediation efforts described above, there have been no changes in the Company’s internal control over financial reporting during the three and six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II
Item 1. Legal Proceedings
It is not unusual for us and our subsidiaries to be involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business involving, among other things, product liability, commercial, employment, workers' compensation, and environmental matters.. With respect to such lawsuits, claims and proceedings, the Company records reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. We cannot predict with any certainty the outcome of these unresolved legal actions or, in some cases, the range of possible loss or recovery. Information pertaining to legal proceedings can be found in Note 13 - Commitments and Contingencies in the notes to the unaudited condensed consolidated financial statements, and is incorporated by reference herein.
Item 1A. Risk Factors
There were no material changes in our assessment of risk factors as discussed in Part I, Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth information with respect to purchases of the Company’s common stock on a trade date basis made during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[1]	Number of Shares that May Yet Be Purchased under the Program
April 1, 2023 - April 30, 2023	—	$—	—	647,666
May 1, 2023 - May 31, 2023	6,490	9.46	6,490	641,176
June 1, 2023 - June 30, 2023	12,353	9.28	12,353	628,823
As of June 30, 2023	18,843	$9.34	18,843	628,823
1Pursuant to the 790,383 share stock repurchase program re-authorized by the Board of Directors in December 2022. The stock repurchase program expires in February 2025 and there is no guarantee to the exact number of shares that will be repurchased by the Company over that period. See Note 10 for additional information.

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

ASCENT INDUSTRIES CO.
(Registrant)

Date:	August 8, 2023	By:	/s/ Christopher G. Hutter
Christopher G. Hutter
President and Chief Executive Officer
(principal executive officer)

Date:	August 8, 2023	By:	/s/ William S. Steckel
William S. Steckel
Chief Financial Officer
(principal accounting officer)