Form 10-Q
period 2023-09-30
ASCENT INDUSTRIES CO.
filed 2023-11-08
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock as of November 6, 2023 was 10,125,533

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

Part I - Financial Information
Item 1. Financial Statements

Ascent Industries Co.
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	(Unaudited)
	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$730	$1,440
Accounts receivable, net of allowance for credit losses of $1,105 and $762, respectively	32,910	37,062
Inventories	83,044	85,572
Prepaid expenses and other current assets	8,775	7,801
Assets held for sale	8,956	380
Current assets of discontinued operations	620	38,120
Total current assets	135,035	170,375
Property, plant and equipment, net	31,981	37,045
Right-of-use assets, operating leases, net	28,170	29,198
Goodwill	—	11,389
Intangible assets, net	8,872	10,001
Deferred income taxes	9,217	1,353
Deferred charges, net	128	203
Other non-current assets, net	1,782	1,862
Long-term assets of discontinued operations	6	7,617
Total assets	$215,191	$269,043

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$25,758	$19,623
Accrued expenses and other current liabilities	5,608	6,039
Current portion of note payable	630	387
Current portion of long-term debt	2,464	2,464
Current portion of operating lease liabilities	1,132	1,029
Current portion of finance lease liabilities	296	280
Current liabilities of discontinued operations	970	3,656
Total current liabilities	36,858	33,478
Long-term debt	50,543	69,085
Long-term portion of operating lease liabilities	30,051	30,911
Long-term portion of finance lease liabilities	1,378	1,242
Other long-term liabilities	59	68
Total non-current liabilities	82,031	101,306
Total liabilities	$118,889	$134,784

Commitments and contingencies – See Note 13

Shareholders' equity:
Common stock, par value $1 per share; 24,000,000 shares authorized; 11,085,103 and 10,120,281 shares issued and outstanding, respectively	$11,085	$11,085
Capital in excess of par value	47,189	47,021
Retained earnings	47,379	85,146
	105,653	143,252
Less: cost of common stock in treasury - 964,822 and 924,504 shares, respectively	(9,351)	(8,993)
Total shareholders' equity	96,302	134,259
Total liabilities and shareholders' equity	$215,191	$269,043
Note: The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date. See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Condensed Consolidated Statements of Income (Loss) (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$56,113	$78,221	$184,197	$246,530
Cost of sales	50,097	64,129	167,814	190,795
Gross profit	6,016	14,092	16,383	55,735
Selling, general and administrative	7,352	9,258	22,614	25,435
Acquisition costs and other	42	149	323	836
Goodwill impairment	11,389	—	11,389	—
Operating income (loss) from continuing operations	(12,767)	4,685	(17,943)	29,464
Other expense (income)
Interest expense	1,063	827	3,217	1,637
Other, net	(97)	(118)	(344)	(176)
Income (loss) from continuing operations before income taxes	(13,733)	3,976	(20,816)	28,003
Income tax provision (benefit)	(964)	871	(2,350)	4,069
Income (loss) from continuing operations	(12,769)	3,105	(18,466)	23,934
Loss from discontinued operations, net of tax	(5,163)	(2,481)	(19,301)	(1,993)
Net income (loss)	$(17,932)	$624	$(37,767)	$21,941

Net income (loss) per common share from continuing operations:
Basic	$(1.26)	$0.30	$(1.82)	$2.34
Diluted	$(1.26)	$0.30	$(1.82)	$2.30

Net loss per common share from discontinued operations:
Basic	$(0.51)	$(0.24)	$(1.90)	$(0.19)
Diluted	$(0.51)	$(0.24)	$(1.90)	$(0.19)

Net income (loss) per common share:
Basic	$(1.77)	$0.06	$(3.72)	$2.14
Diluted	$(1.77)	$0.06	$(3.72)	$2.11

Weighted average shares outstanding:
Basic	10,135	10,253	10,151	10,235
Dilutive effect from stock options and grants	—	212	—	172
Diluted	10,135	10,465	10,151	10,407
See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net income (loss)	$(37,767)	$21,941
Loss from discontinued operations, net of tax	(19,301)	(1,993)
Net income (loss) from continuing operations	(18,466)	23,934
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	4,833	4,950
Amortization expense	1,128	2,440
Amortization of debt issuance costs	75	75
Goodwill impairment	11,389	—
Deferred income taxes	(7,864)	(1,227)
Payments on earn-out liabilities in excess of acquisition date fair value	—	(372)
Provision for losses on accounts receivable	343	608
Provision for losses on inventories	2,199	1,372
Loss on disposal of property, plant and equipment	182	31
Non-cash lease expense	205	322
Issuance of treasury stock for director fees	—	364
Stock-based compensation expense	718	951
Changes in operating assets and liabilities:
Accounts receivable	3,809	(6,210)
Inventories	526	(30,252)
Other assets and liabilities	323	(515)
Accounts payable	5,934	10,154
Accrued expenses	(430)	(1,508)
Accrued income taxes	(772)	555
Net cash provided by operating activities - continuing operations	4,132	5,672
Net cash provided by (used in) operating activities - discontinued operations	17,395	(4,679)
Net cash provided by operating activities	21,527	993
Investing activities
Purchases of property, plant and equipment	(2,660)	(2,875)
Proceeds from disposal of property, plant and equipment	—	5
Net cash used in investing activities - continuing operations	(2,660)	(2,870)
Net cash used in investing activities - discontinued operations	(145)	(592)
Net cash used in investing activities	(2,805)	(3,462)
Financing activities
Borrowings from long-term debt	201,588	352,513
Proceeds from note payable	900	967
Proceeds from exercise of stock options	—	175
Payments on long-term debt	(220,130)	(350,311)
Payments on note payable	(657)	(387)
Principal payments on finance lease obligations	(231)	(193)
Payments on earn-out liabilities	—	(484)
Repurchase of common stock	(903)	(492)
Net cash provided by (used in) financing activities - continuing operations	(19,433)	1,788
Net cash used in financing activities - discontinued operations	—	(808)
Net cash used in financing activities	(19,433)	980
Decrease in cash and cash equivalents	(711)	(1,489)
Less: Cash and cash equivalents of discontinued operations	1	4
Cash and cash equivalents at beginning of period	1,440	2,017
Cash and cash equivalents at end of period	$730	$532
See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Condensed Consolidated Statements of Cash Flows (Unaudited)
Continued

	Nine Months Ended September 30,
	2023	2022
Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$2,937	$1,176
Income taxes	817	4,248

Noncash Investing Activities:
Capital expenditures, not yet paid	$201	$785
See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)
(in thousands)

	Three Months Ended September 30, 2023

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance June 30, 2023	11,085	$11,085	$46,951	$65,311	927	$(9,021)	$114,326
Net loss	—	—	—	(17,932)		—	(17,932)
Issuance of 6,860 shares of common stock from treasury	—	—	(67)	—	(7)	67	—
Stock-based compensation	—	—	305	—		—	305
Repurchase of 44,799 shares of common stock	—	—	—	—	45	(397)	(397)
Balance as of September 30, 2023	11,085	$11,085	$47,189	$47,379	965	$(9,351)	$96,302

	Nine Months Ended September 30, 2023

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance at December 31, 2022	11,085	$11,085	$47,021	$85,146	$924	$(8,993)	$134,259
Net loss	—	—	—	(37,767)		—	(37,767)
Issuance of 55,636 shares of common stock from treasury	—	—	(542)	—	(55)	542	—
Stock-based compensation	—	—	710	—		—	710
Repurchase of 95,955 shares of common stock	—	—	—	—	96	(900)	(900)
Balance as of September 30, 2023	11,085	$11,085	$47,189	$47,379	$965	$(9,351)	$96,302
See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
Continued

	Three Months Ended September 30, 2022

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance June 30, 2022	11,085	$11,085	$46,162	$84,397	825	$(7,760)	$133,884
Net income	—	—	—	624		—	624
Issuance of 4,102 shares of common stock from treasury	—	—	(39)	—	(4)	39	—
Exercise of stock options for 980 shares, net	—	—	4	—	(1)	9	13
Stock-based compensation	—	—	510	—		—	510
Repurchase of 30,200 shares of common stock	—	—	—	—	30	(492)	(492)
Balance as of September 30, 2022	11,085	11,085	46,637	85,021	850	(8,204)	$134,539

	Nine Months Ended September 30, 2022

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance at December 31, 2021	11,085	$11,085	$46,058	$63,080	918	$(8,633)	$111,590
Net Income	—	—	—	21,941		—	21,941
Issuance of 79,903 shares of common stock from treasury	—	—	(387)	—	(80)	751	364
Exercise of Stock option for 18,098 Shares, net			5		(18)	170	175
Stock-based compensation	—	—	961	—		—	961
Repurchase 30,200 of common stock	—	—	—	—	30	(492)	(492)
Balance as of September 30, 2022	11,085	11,085	46,637	85,021	850	(8,204)	$134,539
See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Unless indicated otherwise, the terms "Company," "we," "us," and "our" refer to Ascent Industries Co. and its consolidated subsidiaries.

Note 1: Basis of Presentation
Basis of Financial Statement Presentation
The accompanying unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The unaudited condensed consolidated financial statements, in the opinion of management, contain all normal recurring adjustments necessary to present a fair statement of the condensed consolidated balance sheets as of September 30, 2023, the statements of income (loss) and shareholders’ equity for the three and nine months ended September 30, 2023 and 2022, and the statements of cash flows for the nine months ended September 30, 2023 and 2022. The December 31, 2022 condensed consolidated balance sheet was derived from the audited financial statements.

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
During the second quarter of 2023, the Board of Directors of the Company made the decision to permanently cease operations at Munhall effective on or around August 31, 2023. It is anticipated that the complete exit and disposal of all assets at Munhall

Ascent Industries Co.
Notes to Condensed Consolidated Financial Statements (Unaudited)
will be completed within one year from the date the decision was made. The strategic decision to cease manufacturing operations at Munhall is part of the Company’s ongoing efforts to consolidate manufacturing to drive an increased focus on its core operations and to improve profitability while driving operational efficiencies.
As a result of this decision, during the second quarter ended June 30, 2023, the Company incurred asset impairment charges of $6.4 million related to the write down of inventory and long-lived assets as well as $1.4 million in increased reserves on accounts receivable at the facility. During the third quarter ended September 30, 2023, the Company incurred additional asset impairment charges of $2.4 million related to the write down of inventory to net realizable value. Certain assets of Munhall were also classified as held for sale and the results of operations have been classified as discontinued operations for all periods presented. See Note 4 for further discussion of the assets held for sale and related fair value measurements.

The following table presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations of Munhall:

(in thousands)	September 30, 2023	December 31, 2022
Carrying amounts of assets included as part of discontinued operations:
Cash and cash equivalents	$—	$1
Accounts receivable, net	500	8,058
Inventories	—	28,880
Prepaid expenses and other current assets	120	1,181
Current assets classified as discontinued operations	620	38,120
Property, plant and equipment, net	—	5,301
Right-of-use assets, operating leases, net	6	26
Intangible assets, net	—	386
Other non-current assets, net	—	1904
Long-term assets classified as discontinued operations	6	7,617
Total assets classified as discontinued operations	$626	$45,737

Carrying amounts of current liabilities included as part of discontinued operations:
Accounts payable	$348	$3,108
Accrued expenses and other current liabilities	615	521
Current portion of operating lease liabilities	7	27
Total current liabilities classified as discontinued operations	$970	$3,656

The financial results of Munhall are presented as loss from discontinued operations, net of tax on the unaudited condensed consolidated statements of income (loss). The following table summarizes the results of discontinued operations of Munhall:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net sales	$2,650	$21,945	$25,313	$86,057
Cost of sales	6,640	24,469	36,868	86,854
Gross profit	(3,990)	(2,524)	(11,555)	(797)

Selling, general and administrative expense	170	595	4,310	1,699
Asset impairments	2,416	—	8,720	—
Earnout adjustments	—	—	—	(7)
Operating loss of discontinued operations	(6,576)	(3,119)	(24,585)	(2,489)
Loss on classification as held for sale	—	—	83	—
Loss on discontinued operations before income taxes	(6,576)	(3,119)	(24,668)	(2,489)
Income tax benefit	(1,413)	(638)	(5,367)	(496)
Net loss from discontinued operations	$(5,163)	$(2,481)	$(19,301)	$(1,993)

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
The following table presents the Company's revenues, disaggregated by product group from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Fiberglass and steel liquid storage tanks and separation equipment	$—	$287	$50	$401
Heavy wall seamless carbon steel pipe and tube	9,366	12,284	32,052	36,782
Stainless steel pipe and tube	26,695	38,322	86,931	125,277
Specialty chemicals	20,052	27,328	65,164	84,070
Net sales	$56,113	$78,221	$184,197	$246,530
Performance obligations are supported by contracts with customers, providing a framework for the nature of the distinct goods, services or bundle of goods and services. The timing of satisfying the performance obligation is typically indicated by the terms of the contract. The following table represents the Company's revenue recognized at a point-in-time and over-time:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Point-in-time	$51,403	$71,616	$170,037	$225,237
Over-time	$4,710	$6,605	$14,160	$21,293
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
During the three and nine months ended September 30, 2023, the Company's only significant measurements of assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition were certain long-lived assets.
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
During the second quarter of 2023, the Board of Directors of the Company made the decision to permanently cease operations at the Munhall facility effective on or around August 31, 2023. As a result of this decision, it was determined to be more likely than not that the assets of Munhall would be sold or otherwise disposed of significantly before the end of their previously estimated useful lives, and therefore, experienced a triggering event and were evaluated for recoverability. Based on this evaluation, inventory at Munhall was written down to its net realizable value of $16.0 million and certain long-lived assets, including intangible assets, were written down to their estimated fair value of $2.6 million, resulting in asset impairment charges of $6.4 million in the second quarter of 2023.
During the third quarter of 2023, the remaining inventory at Munhall was written down to its net realizable value of $4.0 million resulting in asset impairment charges of $2.4 million in the third quarter of 2023. See Note 2 for further information on the Company's discontinued operations.
Assets Held for Sale
As a result of the Company's decision to cease operations and exit Munhall, during the three and nine months ended September 30, 2023, certain assets of Munhall were classified as held for sale and classified as Level 2 fair value measurements. The Company remains obligated under the terms of the leases for the rent and other costs that may be associated with the lease of the Munhall facility through 2036. The Company is actively pursuing a sublease for the facility.
Munhall assets classified as held for sale as are as follows:

(in thousands)	September 30, 2023	December 31, 2022
Inventory, net	$4,021	$—
Property, plant and equipment, net	2,382	—
Other assets, net	2,553	—
Assets held for sale	$8,956	$—

Ascent Industries Co.
Notes to Condensed Consolidated Financial Statements (Unaudited)
On February 17, 2021, the Board of Directors authorized the permanent cessation of operations at Palmer of Texas Tanks, Inc. ("Palmer") and the subleasing of the Palmer facility. As of December 31, 2021, the Company permanently ceased operations at the Palmer facility and determined that the remaining asset group met the criteria to be classified as held for sale, and therefore classified the related assets as held for sale on the consolidated balance sheets. The Company determined that the exit from this business did not represent a strategic shift that had a major effect on its consolidated results of operations, and therefore this business was not classified as discontinued operations. As of September 30, 2023, the Company has disposed of all remaining assets classified as held for sale at the Palmer facility. The Palmer assets held for sale at December 31, 2022 were classified as Level 2 fair value measurements.

Palmer assets classified as held for sale as are as follows:

(in thousands)	September 30, 2023	December 31, 2022
Inventory, net	$—	$198
Property, plant and equipment, net	—	182
Assets held for sale	$—	$380
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

Fair Value of Financial Instruments
The fair values of cash and cash equivalents, accounts receivable, accounts payable and the Company's note payable approximated their carrying value because of the short-term nature of these instruments. The Company's revolving line of credit and long-term debt, which is based on a variable interest rate, are also reflected in the financial statements at carrying value which approximate fair values as of September 30, 2023. The carrying amount of cash and cash equivalents are considered Level 1 measurements. The carrying amounts of accounts receivable, accounts payable, note payable, revolving line of credit and long-term debt are considered Level 2 measurements. See Note 8 for further information on the Company's debt.
Note 5: Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined by either specific identification or weighted average methods. The components of inventories are as follows:

(in thousands)	September 30, 2023	December 31, 2022
Raw materials	$51,941	$49,655
Work-in-process	15,223	10,931
Finished goods	21,475	28,157
	88,639	88,743
Less: inventory reserves	(5,595)	(3,171)
Inventories	$83,044	$85,572

Ascent Industries Co.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 6: Property, Plant and Equipment
Property, plant and equipment from continuing operations consist of the following:

(in thousands)	September 30, 2023	December 31, 2022
Land	$723	$723
Leasehold improvements	3,672	4,114
Buildings	1,534	1,534
Machinery, fixtures and equipment	98,323	99,786
Construction-in-progress	1,181	1,881
	105,433	108,038
Less: accumulated depreciation and amortization	(73,452)	(70,993)
Property, plant and equipment, net	$31,981	$37,045

The following table sets forth depreciation expense related to property, plant and equipment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Cost of sales	$1,527	$1,690	$4,643	$4,774
Selling, general and administrative	63	58	190	176
Total depreciation	$1,590	$1,748	$4,833	$4,950

Note 7: Goodwill, Intangible Assets and Deferred Charges
Goodwill
As of September 30, 2023 the Company had no goodwill. As of December 31, 2022, the Company had a goodwill balance of $11.4 million, attributable to the Specialty Chemicals segment.
During the third quarter of 2023, the Company determined potential indicators of impairment within the Specialty Chemicals reporting unit, with an associated goodwill balance of $11.4 million existed. Macroeconomic conditions and pressures, increased risks within the broader specialty chemicals business, reporting unit operating losses and a decline in the reporting unit's net sales compared to forecast, collectively, indicated that the reporting unit had experienced a triggering event and the need to perform a quantitative evaluation of goodwill. The Company performed a discounted cash flow analysis and a market multiple analysis for the Specialty Chemicals reporting unit to determine the reporting unit's fair value. The discounted cash flow analysis included management assumptions for expected sales growth, capital expenditures and overall operational forecasts while the market multiple analysis included historical and projected performance, market capitalization, volatility and multiples for industry peers. Determining the fair value of the reporting unit and allocation of that fair value to individual assets and liabilities within the reporting unit to determine the implied fair value of the goodwill is judgmental in nature and requires the use of significant management estimates and assumptions. Any changes in the judgments, estimates, or assumptions could produce significantly different results. As a result of the goodwill impairment evaluation, it was concluded that the estimated fair value of the Specialty Chemicals reporting unit was below its carrying value by 27.6% resulting in a goodwill impairment charge of $11.4 million for the three and nine months ended September 30, 2023.

Ascent Industries Co.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Intangible Assets
Intangible assets represent the fair value of intellectual, non-physical assets resulting from business acquisitions and are amortized over their estimated useful life using either an accelerated or straight-line method over a period of 15 years.
The balance of intangible assets from continuing operations subject to amortization are as follows:

	September 30, 2023		December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Customer related	$26,061	$(17,766)	$26,061	$(16,658)
Trademarks and trade names	150	(17)	150	(12)
Other	500	(56)	500	(40)
Total definite-lived intangible assets	$26,711	$(17,839)	$26,711	$(16,710)
Estimated amortization expense related to intangible assets for the next five years are as follows:

(in thousands)
Remainder of 2023	$376
2024	1,487
2025	1,324
2026	1,102
2027	930
2028	786
Thereafter	2,867

Deferred Charges
Deferred charges represent debt issuance costs and are amortized over their estimated useful lives using the straight-line method over a period of four years.
The balance of deferred charges subject to amortization are as follows:

(in thousands)	September 30, 2023	December 31, 2022
Deferred charges, gross	$397	$398
Accumulated amortization of deferred charges	(269)	(195)
Deferred charges, net	$128	$203

Ascent Industries Co.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 8: Debt
Short-term debt
On June 13, 2023, the Company entered into a note payable in the amount of $0.9 million with an interest rate of 3.70% maturing April 1, 2024. The agreement is associated with the financing of the Company's insurance premium in the current year. As of September 30, 2023, the outstanding balance was $0.6 million.
Credit Facilities

(in thousands)	September 30, 2023	December 31, 2022
Revolving line of credit, due January 15, 2025	$49,436	$67,442
Term loan, due January 15, 2025	3,571	4,107
Total long-term debt	53,007	71,549
Less: Current portion of long-term debt	(2,464)	(2,464)
Long-term debt, less current portion	$50,543	$69,085

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
The weighted average interest rate per annum was 7.20% as of September 30, 2023.
Pursuant to the Credit Agreement, the Company was required to pledge all of its tangible and intangible properties, including the stock and membership interests of its subsidiaries. The Facility contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $7.5 million and (ii) 10% of the revolving credit facility (currently $10.5 million). As of September 30, 2023, the Company was in compliance with all financial debt covenants.
As of September 30, 2023, the Company had $41.8 million of remaining available capacity under its credit facility.

Ascent Industries Co.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 9: Leases
The Company's portfolio of leases contains both finance and operating leases that relate to real estate and manufacturing equipment. Substantially all of the value of the Company's lease portfolio relates to the Master Lease with Store Master Funding XII, LLC (“Store”), an affiliate of Store Capital Corporation ("Store Capital") that was entered into in 2016 and amended with the American Stainless acquisition in 2019 as well as the sale of land at the Munhall facility in 2020. As of September 30, 2023, operating lease liabilities related to the master lease agreement with Store Capital totaled $30.9 million, or 94% of the total lease liabilities on the consolidated balance sheet.
During the three and nine months ended September 30, 2023, the Company entered into new finance lease agreements resulting in an additional $0.1 million and $0.5 million, respectively, of right-of-use assets and lease liabilities.
Balance Sheet Presentation
Operating and finance lease amounts from continuing operations included in the unaudited condensed consolidated balance sheet are as follows (in thousands):

Classification	Financial Statement Line Item	September 30, 2023	December 31, 2022
Long-term Assets	Right-of-use assets, operating leases	$28,170	$29,198
Long-term Assets	Property, plant and equipment	1,624	1,494
Current liabilities	Current portion of lease liabilities, operating leases	1,132	1,029
Current liabilities	Current portion of lease liabilities, finance leases	296	280
Non-current liabilities	Non-current portion of lease liabilities, operating leases	30,051	30,911
Non-current liabilities	Non-current portion of lease liabilities, finance leases	1,378	1,242
Total Lease Cost
Individual components of the total lease cost incurred by the Company are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Operating lease cost[1]	$989	$1,039	$2,971	$3,116
Finance lease cost:
Amortization of right-of-use assets	87	71	251	204
Interest on finance lease liabilities	24	9	62	27
Sublease income	(91)	(32)	(273)	(96)
Total lease cost	$1,009	$1,087	$3,011	$3,251
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
Future expected cash receipts from the Company's sublease as of September 30, 2023 are as follows:

(in thousands)	Sublease Receipts
Remainder of 2023	$92
2024	370
2025	377
2026	385
2027	392
Thereafter	3,786
Total sublease receipts	$5,402

Ascent Industries Co.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Maturity of Leases
The amounts of undiscounted future minimum lease payments under leases in continuing operations as of September 30, 2023 are as follows:

(in thousands)	Operating	Finance
Remainder of 2023	$916	$99
2024	3,667	367
2025	3,687	361
2026	3,703	361
2027	3,765	361
Thereafter	36,152	387
Total undiscounted minimum future lease payments	51,890	1,936
Imputed interest	(20,707)	(262)
Present value of lease liabilities	$31,183	$1,674
Lease Term and Discount Rate

Weighted-average remaining lease term	September 30, 2023	December 31, 2022
Operating leases	12.90 years	13.61 years
Finance leases	5.30 years	6.06 years
Weighted-average discount rate
Operating leases	8.32%	8.31%
Finance leases	5.92%	2.32%
Note 10: Shareholders' Equity
Share Repurchase Program
On December 20, 2022, the Board of Directors re-authorized the Company's share repurchase program. The previous share repurchase program had a term of 24 months and was set to expire on February 17, 2023. The share repurchase program allows for repurchase of up to 790,383 shares of the Company's outstanding common stock and extends to February 17, 2025. The shares will be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Under the program, the purchases will be funded from available working capital, and the repurchased shares will be returned to the status of authorized, but unissued shares of common stock or held in treasury. There is no guarantee as to the exact number of shares that will be repurchased by the Company and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. As of September 30, 2023, the Company has 584,024 shares of its share repurchase authorization remaining.
Shares repurchased for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Number of shares repurchased	44,799	30,200	95,955	30,200
Average price per share	$8.87	$16.29	$9.38	$16.59
Total cost of shares repurchased[1]	$398,861	$492,741	$903,012	$492,741
1Includes broker commissions paid as part of repurchase transactions

Ascent Industries Co.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 11: Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Numerator:
Net income (loss) from continuing operations	$(12,769)	$3,105	$(18,466)	$23,934
Net loss from discontinued operations	$(5,163)	$(2,481)	$(19,301)	$(1,993)
Net income (loss)	$(17,932)	$624	$(37,767)	$21,941
Denominator:
Weighted-average common shares outstanding	10,135	10,253	10,151	10,235
Effect of dilutive securities:
Employee stock options and stock grants	—	212	—	172
Weighted-average common shares, as adjusted	10,135	10,465	10,151	10,407

Net income (loss) per share from continuing operations:
Basic	$(1.26)	$0.30	$(1.82)	$2.34
Diluted	$(1.26)	$0.30	$(1.82)	$2.30

Net loss per share from discontinued operations:
Basic	$(0.51)	$(0.24)	$(1.90)	$(0.19)
Diluted	$(0.51)	$(0.24)	$(1.90)	$(0.19)

Net income (loss) per share:
Basic	$(1.77)	$0.06	$(3.72)	$2.14
Diluted	$(1.77)	$0.06	$(3.72)	$2.11
The diluted earnings (loss) per share calculations exclude the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. The Company had 0.1 million shares that were anti-dilutive for the three and nine months ended September 30, 2023. The Company had an immaterial number of shares that were anti-dilutive for the three and nine months ended September 30, 2022.
Note 12: Income Taxes
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal examinations for years before 2019 or state examinations for years before 2018. During the three and nine months ended September 30, 2023 and 2022, the Company did not identify nor reserve for any unrecognized tax benefits.
Our income tax provision (benefit) and overall effective tax rates for continuing operations for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Income tax provision (benefit)	$(964)	$871	$(2,350)	$4,069
Effective income tax rate	7.0%	22.1%	11.2%	14.6%

Ascent Industries Co.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The effective tax rate for continuing operations was 7.0% and 11.2% for the three and nine months ended September 30, 2023. The September 30, 2023 effective tax rate was lower than the U.S. statutory rate of 21.0% primarily due to the effects of permanent goodwill impairment reducing the tax benefit in the period.
The effective tax rate was 22.1% and 14.6% for the three and nine months ended September 30, 2022. The three months ended September 30, 2022, effective tax rate was higher than the U.S. statutory rate 21.0% primarily due to lower quarter to date pretax earnings relative to permanent differences.The nine months ended September 30, 2022 effective tax rate was lower than the U.S. statutory tax rate of 21.0% primarily due to the year-to-date release of federal valuation allowances.
Note 13: Commitments and Contingencies
In October 2021, the Company acquired DanChem Technologies, Inc. ("DanChem"), a specialty chemical manufacturer based in Virginia. In June of 2020, DanChem received a demand letter from Henkel US Operations Corporation (“Henkel”), a former customer, asserting various claims for breach of contract alleging that product supplied by DanChem under four (4) purchase orders in 2018 and 2019 were defective and/or non-conforming and seeking approximately $315,000 in damages. DanChem responded in August 2020 disputing the claims and denying wrongdoing. Henkel was silent almost two years and then, in August 2022, sent another demand letter to DanChem asserting similar, if not identical claims, but now seeking alleged damages of approximately $3 million (with the main difference between the two demands being Henkel’s new claims for lost profits and other consequential damages). Henkel filed a lawsuit against DanChem in Connecticut state court in October 2022 seeking its newly alleged damages of approximately $3 million. The Company settled the lawsuit with Henkel during the third quarter of 2023.

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

Ascent Industries Co.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes certain information regarding segments of the Company's continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net sales
Tubular Products	$36,061	$50,606	$118,983	$162,059
Specialty Chemicals	20,052	27,328	65,164	84,070
All Other	—	287	50	401
	$56,113	$78,221	$184,197	$246,530
Operating income (loss)
Tubular Products	$1,705	$7,640	$3,264	$34,761
Specialty Chemicals	(11,481)	1,097	(10,935)	6,111
All Other	(132)	(13)	(684)	(330)

Corporate
Unallocated corporate expenses	(2,859)	(3,890)	(9,314)	(10,241)
Acquisition costs and other	—	(149)	(274)	(837)
Total Corporate	(2,859)	(4,039)	(9,588)	(11,078)
Operating income (loss)	(12,767)	4,685	(17,943)	29,464
Interest expense	1,063	827	3,217	1,637
Other, net	(97)	(118)	(344)	(176)
Income (loss) from continuing operations before income taxes	$(13,733)	$3,976	$(20,816)	$28,003

	As of
(in thousands)	September 30, 2023	December 31, 2022
Identifiable assets
Tubular Products	$106,968	$112,926
Specialty Chemicals	53,529	72,990
Corporate and other	54,694	83,127
	$215,191	$269,043
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity, and capital resources during the three and nine months ended September 30, 2023 and 2022, respectively. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the Annual Report), as well as the condensed consolidated financial statements (unaudited) and notes to the condensed consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of 2022. This discussion and analysis is presented in five sections:
•Executive Overview
•Results of Operations and Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Material Cash Requirements from Contractual and Other Obligations
•Critical Accounting Policies and Estimates

Executive Overview
During the third quarter, we continued to experience challenges to the strategic changes we have implemented over the last several quarters, along with difficult end market conditions from macro-economic volatility including continued inflationary pressures, continued increased raw material and labor costs in both segments of our business as well as continued reduced demand resulting from inventory management measures being pursued by our customers. Despite this difficult environment, we believe we are making progress to stabilize the business and return to an acceptable level of profitability. We have continued managing working capital effectively throughout the year to generate cash and pay down debt, a decrease of $18.5 million to date in 2023. During the quarter, we also continued our efforts of creating sustainable value for our shareholders by repurchasing 44,799 shares for $0.4 million bringing our year to date total to 95,955 shares for a total of $0.9 million repurchased under our share repurchase program.

Munhall Closure
During the second quarter of 2023, the Board of Directors of the Company made the decision to permanently cease operations at Munhall effective on or around August 31, 2023. This strategic decision is part of the Company’s ongoing efforts to consolidate manufacturing to drive an increased focus on its core operations and to improve profitability while driving operational efficiencies. As a result of this decision, Munhall results have been reclassified from the Tubular Products segment and as discontinued operations in all periods presented. The discussion and analysis of our results of operations refers to continuing operations unless noted.

Goodwill Impairment Review
During the third quarter of 2023, as described in Note 7 - Goodwill, Intangible Assets and Deferred Charges, we tested our goodwill for impairment. The Company determined potential indicators of impairment within the Specialty Chemicals reporting unit, with an associated goodwill balance of $11.4 million existed. Macroeconomic conditions and pressures, increased risks within the broader specialty chemicals business, reporting unit operating losses and a decline in the reporting unit's net sales compared to forecast, collectively, indicated that the reporting unit had experienced a triggering event and the need to perform a quantitative evaluation of goodwill. The Company performed a discounted cash flow analysis and a market multiple analysis for the Specialty Chemicals reporting unit to determine the reporting unit's fair value. The discounted cash flow analysis included management assumptions for expected sales growth, capital expenditures and overall operational forecasts while the market multiple analysis included historical and projected performance, market capitalization, volatility and multiples for industry peers. Determining the fair value of the reporting unit and allocation of that fair value to individual assets and liabilities within the reporting unit to determine the implied fair value of the goodwill is judgmental in nature and requires the use of significant management estimates and assumptions. Any changes in the judgments, estimates, or assumptions could produce significantly different results. As a result of the goodwill impairment evaluation, it was concluded that the estimated fair value of the Specialty Chemicals reporting unit was below its carrying value by 27.6% resulting in a goodwill impairment charge of $11.4 million for the three and nine months ended September 30, 2023.
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

Results of Operations
Consolidated Performance Summary
Consolidated net sales for the third quarter of 2023 were $56.1 million, a decrease of $22.1 million, or 28.3%, compared to net sales for the third quarter of 2022. The decrease in net sales was primarily driven by a 23.2% decrease in pounds shipped and a 6.4% decrease in average selling prices.

Consolidated net sales for the first nine months of 2023 were $184.2 million, a decrease of $62.3 million, or 25.3%, compared to net sales for the first nine months of 2022. The decrease in net sales was primarily driven by a 21.5% decrease in pounds shipped and a 3.8% decrease in average selling prices.
For the third quarter of 2023, consolidated gross profit decreased 57.3% to $6.0 million, or 10.7% of sales, compared to $14.1 million, or 18.0% of sales in the third quarter of 2022. For the first nine months of 2023, consolidated gross profit decreased 70.6% to $16.4 million, or 8.9% of sales, compared to $55.7 million, or 22.6% of sales for the first nine months of 2022. The decrease was attributable to the decrease in volumes as well as continued increasing raw material and labor costs in 2023.
Consolidated selling, general, and administrative expense (SG&A) for the third quarter of 2023 decreased $1.9 million to $7.4 million, or 13.1% of sales, compared to $9.3 million, or 11.8% of sales in the third quarter of 2022. The decrease in SG&A expense for the third quarter of 2023 was primarily driven by decreases in incentive bonus, amortization expense and salaries, wages and benefits, partially offset by increases in professional fees and bad debt expense.
Consolidated SG&A expense for the first nine months of 2023 decreased $2.8 million to $22.6 million, or 12.3% of sales, compared to $25.4 million, or 10.3% of sales for the first nine months of 2022. The decrease in SG&A expense for the first nine months of 2023 was primarily driven by decreases in incentive bonus, amortization expense, salaries wages and benefits, bad debt expense, travel expense and stock based compensations expense partially offset by increases in professional fees.
Consolidated operating loss in the third quarter of 2023 totaled $12.8 million compared to operating income of $4.7 million in the third quarter of 2022. The operating decrease in the third quarter of 2023 was primarily driven by the aforementioned goodwill impairment within the Company's Specialty Chemicals segment and decrease in gross profit partially offset by decreases in SG&A costs.
Consolidated operating loss in the first nine months of 2023 totaled $17.9 million compared to operating income of $29.5 million in the first nine months of 2022. The operating decrease in the first nine months of 2023 was primarily driven by the aforementioned goodwill impairment within the Company's Specialty Chemicals segment and decrease in gross profit partially offset by decreases in SG&A costs.
Tubular Products
On January 1, 2023, the Company changed the grouping of certain immaterial revenue and expenses associated with the ceased Palmer operations. As a result, certain prior period Tubular Products segment results have been reclassified to be comparable to the current period's presentation.
Net sales in the third quarter of 2023 totaled $36.1 million, a decrease of $14.5 million, or 28.7%, from the third quarter of 2022. The decrease was primarily driven by a 19.7% decrease in pounds shipped and a 10.9% decrease in average selling prices.
Net sales in the first nine months of 2023 totaled $119.0 million, a decrease of $43.1 million, or 26.6%, from the first nine months of 2022. The decrease was primarily driven by a 21.8% decrease in pounds shipped and a 5.5% decrease in average selling prices.

The net sales decrease for the third quarter of 2023 compared to the third quarter of 2022 is summarized as follows:

($ in thousands)	$	%	Average selling price	Units shipped

Heavy wall seamless carbon steel pipe and tube	(2,918)	(23.8)%	(9.0)%	(16.2)%
Stainless steel pipe and tube	(11,627)	(30.3)%	(11.1)%	(21.6)%
Total decrease	$(14,545)
The net sales decrease for the first nine months of 2023 compared to the first nine months of 2022 is summarized as follows:

($ in thousands)	$	%	Average selling price	Units shipped

Heavy wall seamless carbon steel pipe and tube	(4,730)	(12.9)%	3.5%	(15.8)%
Stainless steel pipe and tube	(38,346)	(30.6)%	(7.0)%	(25.4)%
Total decrease	$(43,076)
SG&A expense for the third quarter of 2023 decreased to $2.5 million compared to $3.2 million in the third quarter of 2022. As a percentage of sales, SG&A expense increased to 7.0% of sales in the third quarter of 2023 compared to 6.3% of sales in the third quarter of 2022. The changes in SG&A were primarily driven by decreases in amortization expense and salaries, wages and benefits compared to prior year, partially offset by increase in bad debt expense.
SG&A expense for the first nine months of 2023 decreased to $7.9 million compared to $10.0 million in the first nine months of 2022. As a percentage of sales, SG&A expense increased to 6.6% of sales in the first nine months of 2023 compared to 6.2% of sales in the first nine months of 2022. The changes in SG&A were primarily driven by decreases in amortization expense, salaries, wages and benefits, travel and incentive bonus expense in the current year compared to the prior year.
Operating income decreased to $1.7 million for the third quarter of 2023 compared to operating income of $7.6 million for the third quarter of 2022. Operating income decreased to $3.3 million for the first nine months of 2023 compared to operating income of $34.8 million for the first nine months of 2022. Current year decrease in operating income was primarily driven by the aforementioned decrease in net sales and continued increases in material and labor costs partially offset by decreases in SG&A expense.
Specialty Chemicals
Net sales in the third quarter of 2023 totaled $20.1 million, representing a $7.3 million, or 26.6%, decrease from the third quarter of 2022. The decrease was driven by a 24.8% decrease in pounds shipped as well as a 2.7% decrease in average selling prices.
Net sales in the first nine months of 2023 totaled $65.2 million, representing a $18.9 million, or 22.5%, decrease from the first nine months of 2022. The decrease was driven by a 21.0% decrease in pounds shipped partially offset by a 0.3% increase in average selling prices.
SG&A expense for the third quarter of 2023 decreased to $2.0 million, or 9.8% of sales, compared to $2.3 million, or 8.3% of sales in the third quarter of 2022. The decrease was primarily driven by decreases in incentive bonus and amortization expense partially offset by increases in professional fees and salaries, wages and benefits.
SG&A expense for the first nine months of 2023 decreased to $5.3 million, or 8.1% of sales, compared to $5.4 million, or 6.5% of sales in the first nine months of 2022. The increase was primarily driven by decreases in amortization expense and incentive bonus partially offset by increases in professional fees and salaries, wages and benefits
Operating loss increased to $11.5 million for the third quarter of 2023 compared to operating income of $1.1 million for the third quarter of 2022. Current year increase in operating loss was primarily driven by the aforementioned goodwill impairment charge of $11.4 million and the decrease in net sales.
Operating loss increased to $10.9 million for the first nine months of 2023 compared to operating income of $6.1 million for the first nine months of 2022. Current year increase in operating loss was primarily driven by the aforementioned goodwill impairment charge of $11.4 million and the decrease in net sales.

Corporate & Other Items
Unallocated corporate and other expenses for the third quarter of 2023 decreased $1.2 million, or 28.6%, to $3.0 million, or 5.3% of sales, compared to $4.2 million, or 5.4% of sales, in the prior year. The third quarter of 2023 decrease was primarily driven by decreases in incentive bonus, salaries, wages and benefits and other corporate overhead, partially offset by increases in professional fees, taxes and licenses and insurance expense.
Unallocated corporate and other expenses for the first nine months of 2023 decreased $1.0 million, or 8.4%, to $10.0 million, or 5.5% of sales, compared to $11.0 million, or 4.5% of sales, in the prior year. The first nine months of 2023 decrease was primarily driven by decrease in incentive bonus, salaries, wages and benefits, stock compensation and other corporate overhead costs, partially offset by increases in professional fees, taxes and licenses and insurance expense.
Interest expense for the third quarter of 2023 increased to $1.1 million, from $0.8 million for the third quarter of 2022. Interest expense for the first nine month of 2023 increased to $3.2 million, from $1.6 million for the first nine month of 2022. The increase is primarily driven by higher interest rates in the current year compared to the prior year.
The effective tax rate was 7.0% and 11.2% for the three and nine months ended September 30, 2023. The September 30, 2023 effective tax rate was lower than the U.S. statutory rate of 21.0% primarily due to the effects of permanent goodwill impairment reducing the tax benefit in the period.
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

Consolidated EBITDA and Adjusted EBITDA from continuing operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Consolidated
Net income (loss) from continuing operations	$(12,769)	$3,105	$(18,466)	$23,934
Adjustments:
Interest expense	1,063	827	3,217	1,637
Income taxes	(964)	871	(2,350)	4,069
Depreciation	1,590	1,748	4,833	4,950
Amortization	376	1,098	1,129	2,440
EBITDA	(10,704)	7,649	(11,637)	37,030
Acquisition costs and other	42	149	323	836
Goodwill impairment	11,389	—	11,389	—
Gain on lease modification	—	—	—	(2)
Stock-based compensation	142	307	389	697
Non-cash lease expense	69	109	205	323
Retention expense	6	—	6	—
Restructuring and severance cost	—	—	103	10
Adjusted EBITDA	$944	$8,214	$778	$38,894
% of sales	1.7%	10.5%	0.4%	15.8%
Tubular Products EBITDA and Adjusted EBITDA from continuing operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Tubular Products
Net income from continuing operations	$1,705	$7,640	$3,265	$34,760
Adjustments:
Depreciation	626	637	1,916	2,000
Amortization	217	576	653	1,728
EBITDA	2,548	8,853	5,834	38,488
Acquisition costs and other	42	—	46	—
Stock-based compensation	11	34	2	53
Non-cash lease expense	36	—	109	(1)
Restructuring and severance costs	—	—	97	—
Tubular Products Adjusted EBITDA	$2,637	$8,887	$6,088	$38,540
% of segment sales	7.3%	17.6%	5.1%	23.8%

Specialty Chemicals EBITDA and Adjusted EBITDA are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Specialty Chemicals
Net income (loss)	$(11,498)	$1,088	$(10,974)	$6,083
Adjustments:
Interest expense	21	9	52	28
Depreciation	942	1,097	2,850	2,897
Amortization	159	520	475	712
EBITDA	(10,376)	2,714	(7,597)	9,720
Acquisition costs and other	—	—	2	—
Goodwill impairment	11,389	—	11,389	—
Stock-based compensation	3	12	(13)	29
Non-cash lease expense	23	—	69	1
Specialty Chemicals Adjusted EBITDA	$1,039	$2,726	$3,850	$9,750
% of segment sales	5.2%	10.0%	5.9%	11.6%
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
Sources of Liquidity
Funds generated by operating activities supplemented by our available cash and cash equivalents and our credit facilities are our most significant sources of liquidity. As of September 30, 2023, we held $0.7 million of cash and cash equivalents, as well as $41.8 million of remaining available capacity on our revolving line of credit. We believe our sources of liquidity will be sufficient to fund operations and anticipated capital expenditures as well as repay our debt obligations as they become due over the next 12 months and beyond.
Cash Flows

Cash flows from continuing operations were as follows:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Total cash provided by (used in):
Operating activities	$4,132	$5,672
Investing activities	(2,660)	(2,870)
Financing activities	(19,433)	1,788
Net increase (decrease) in cash and cash equivalents	$(17,961)	$4,590

Operating Activities
The decrease in cash provided by operating activities for the nine months ended September 30, 2023, compared to cash provided by operating activities in the nine months ended September 30, 2022, was primarily driven by the decrease in earnings in the current year partially offset changes in working capital. Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, customer payments of accounts receivable and payments to vendors in the regular course of business. Inventory increased operating cash flows for the first nine months of

2023 by $0.5 million compared to a decrease of $30.3 million for the first nine months of 2022, while accounts payable increased operating cash flows by $5.9 million for the first nine months of 2023, compared to $10.2 million in the first nine months of 2022. The decrease in inventory and accounts payable is primarily driven by lower inventory purchases to match inventory levels with sales partially and slightly higher inventory turns year-over-year offset by decrease in days payables outstanding. Accounts receivable increased operating cash flows by $3.8 million in the first nine months of 2023 compared to a $6.2 million decrease in the first nine months of 2022. The increase in cash generated by accounts receivable is primarily driven by a decrease in days sales outstanding compared to the first nine months of 2022.
Investing Activities
Net cash used in investing activities primarily consists of transactions related to capital expenditures. The decrease in cash used in investing activities for the nine months ended September 30, 2023, compared to the cash used in investing activities for the nine months ended September 30, 2022, was primarily due to decreases in capital expenditures in the current year compared to the prior year.
Financing Activities
Net cash used in financing activities primarily consists of transactions related to our long-term debt. The increase in cash used in financing activities for the nine months ended September 30, 2023, compared to cash used in financing activities for the nine months ended September 30, 2022, was primarily due to decreased borrowings and increased repayments under the Company's credit facility compared to the prior year.
Short-term Debt
The Company has a note payable in the amount of $0.9 million with an annual interest rate of 3.70% maturing April 1, 2024, associated with the financing of the Company's insurance premium in the current year. As of September 30, 2023, the outstanding balance was $0.6 million.
Long-term Debt
The Company and its subsidiaries have a Credit Agreement with BMO providing the Company with a four-year revolving credit facility, maturing on January 15, 2025, and providing the Company with up to $150.0 million of borrowing capacity. As of September 30, 2023, the Company had $53.0 million of total borrowings outstanding with its lender, a decrease of $18.5 million from the balance at December 31, 2022. The Facility contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $7.5 million and (ii) 10% of the revolving credit facility (currently $10.5 million). As of September 30, 2023, the Company was in compliance with all financial debt covenants. See Note 8 in the notes to the unaudited condensed consolidated financial statements for additional information on the Company's line of credit.
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
Shares repurchased for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Number of shares repurchased	44,799	30	95,955	30
Average price per share	$8.87	$16.29	$9.38	$16.59
Total cost of shares repurchased	$398,861	$493	$903,012	$493

As of September 30, 2023, the Company has 584,024 shares of its share repurchase authorization remaining.

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

Results of these additional measures are as follows:

	September 30, 2023	December 31, 2022
Current ratio	3.7	4.4
Debt to capital	35%	44%
Return on average equity	(20.8)%	33.7%
Material Cash Requirements from Contractual and Other Obligations
As of September 30, 2023, our material cash requirements for our known contractual and other obligations were as follows:
•Debt Obligations and Interest Payments - Outstanding obligations on our revolving credit facility and term loan were $49.4 million and $3.6 million, respectively, with $2.5 million payable within 12 months. The interest payments on our remaining borrowings will be determined based upon the average outstanding balance of our borrowings and the prevailing interest rate during that time. Outstanding obligations on our note payable were $0.6 million, which matures within 12 months. Interest payments on the remaining note payable borrowings will be based on an interest rate of 3.70%. See Note 8 for further detail of our debt and the timing of expected future payments.
•Operating and Finance Leases - The Company enters into various lease agreements for the real estate and manufacturing equipment used in the normal course of business. Operating and finance lease obligations were $32.9 million, with $1.4 million payable within 12 months. See Note 9 for further detail of our lease obligations and the timing of expected future payments.
The Company has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on the Company's financial position, revenues, results of operations, liquidity, or capital expenditures. We expect capital spending to be as much as $1.0 million for the remainder of fiscal 2023.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Exchange Act as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.” The Company’s disclosure controls and procedures are designed to ensure that material information relating to the Company and its consolidated subsidiaries is accumulated and communicated to its management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2023. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2023, because of the previously reported material weaknesses in internal control over financial reporting, as described below.
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
Ongoing Remediation Efforts to Address Material Weaknesses
Our material weaknesses were not remediated at September 30, 2023. Our Board of Directors and management are committed to the continued implementation of remediation efforts to address the material weaknesses. The Company has a remediation plan which includes designing and implementing review and approval controls over the data utilized in various accounting processes, controls that will address the accuracy, timely recording and completeness of data used in the determination of significant accounting estimates, reserves and valuations in accordance with U.S. GAAP, controls that will address the sufficient review of complex accounting areas and controls that will address the monitoring of general information technology areas including user access, cyber security and segregation of duties.
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

Changes in Internal Control over Financial Reporting
Other than the ongoing remediation efforts described above, there have been no changes in the Company’s internal control over financial reporting during the three and nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
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
The following table sets forth information with respect to purchases of the Company’s common stock on a trade date basis made during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[1]	Number of Shares that May Yet Be Purchased under the Program
July 1, 2023 - July 31, 2023	22,276	$8.86	22,276	606,547
August 1, 2023 - August 31, 2023	12,499	9.12	12,499	594,048
September 1, 2023 - September 30, 2023	10,024	8.59	10,024	584,024
As of September 30, 2023	44,799	$8.87	44,799	584,024
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

ASCENT INDUSTRIES CO.
(Registrant)

Date:	November 8, 2023	By:	/s/ Christopher G. Hutter
Christopher G. Hutter
President and Chief Executive Officer
(principal executive officer)

Date:	November 8, 2023	By:	/s/ William S. Steckel
William S. Steckel
Chief Financial Officer
(principal accounting officer)