Form 10-K
period 2023-12-31
ASCENT INDUSTRIES CO.
filed 2024-04-01
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Based on the closing price as of June 30, 2023, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $62.5 million.
The number of shares outstanding of the registrant's common stock as of March 28, 2024 was 10,124,781.
Documents Incorporated By Reference
Portions of the Proxy Statement for the 2024 annual shareholders' meeting are incorporated by reference into Part III of this Form 10-K.

Ascent Industries Co.
Form 10-K
For Period Ended December 31, 2023

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

PART I
Item 1. Business
Ascent Industries Co. is a diverse industrials company focused on the production of stainless steel pipe and tube and specialty chemicals. Ascent Industries Co. was incorporated in 1958 as the successor to a chemical manufacturing business founded in 1945 known as Blackman Uhler Industries Inc. On August 5, 2022, we filed with the Secretary of State of the State of Delaware a Certificate of Amendment to our Certificate of Incorporation to change our corporate name from Synalloy Corporation to Ascent Industries Co., effective August 10, 2022. The Company's executive office is located at 1400 16th Street, Suite 270, Oak Brook, Illinois 60523. Unless indicated otherwise, the terms "Ascent", "Company," "we" "us," and "our" refer to Ascent Industries Co. and its consolidated subsidiaries.
The Company's business is divided into two reportable operating segments, Tubular Products and Specialty Chemicals. The Tubular Products segment serves markets through pipe and tube production and customers in the appliance, architectural, automotive and commercial transportation, brewery, chemical, petrochemical, pulp and paper, mining, power generation (including nuclear), water and waste-water treatment, liquid natural gas ("LNG"), food processing, pharmaceutical, oil and gas and other industries.
The Specialty Chemicals segment produces specialty products for the pulp and paper, coatings, adhesives, sealants and elastomers (CASE), textile, automotive, household, industrial and institutional ("HII"), agricultural, water and waste-water treatment, construction, oil and gas and other industries.
General
Tubular Products – Tubular Products is comprised of BRISMET, located in Bristol, Tennessee and ASTI, located in Troutman and Statesville, North Carolina.
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
The majority of raw materials used by the segment are available from numerous independent suppliers and approximately 54% of total raw material purchases are from its top 5 suppliers. The Company does not anticipate that the loss of a supplier would have a materially adverse effect on the Company as raw materials are readily available from a number of different sources, and the Company anticipates no difficulties in fulfilling its requirements.
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

The majority of raw materials used by the segment are available from numerous independent suppliers and approximately 32% of total raw material purchases are from its top 5 suppliers. While some raw material needs are met by an individual supplier or only a few suppliers, the Company anticipates no difficulties in fulfilling its raw material requirements.
See Note 13 to the consolidated financial statements, which are included in Item 8 of this Form 10-K, for financial information about the Company's segments.
Sales
Tubular Products – The Tubular Products segment utilizes a sales force comprised of inside sales employees, outside sales employees and independent manufacturers' representatives. The segment's products are sold to various distributors, OEM and end use customers. The Tubular Products segment has one customer that accounted for approximately 17% of the segment's revenues for 2023. There were no customers representing more than 10% of the Tubular Products segment's revenues for 2022.
Specialty Chemicals – Specialty chemicals are sold directly to various industries nationwide by sales representatives comprised of outside sales employees and independent manufacturers' representatives. The Specialty Chemicals segment has one customer that accounted for approximately 24% of the segment's revenues for 2023 and 21% of the segment's revenues for 2022.
Mergers, Acquisitions and Dispositions
The Company is committed to a long-term strategy of reinvesting capital in our current business segments to foster organic growth and completing acquisitions that expand our manufacturing capabilities, product offerings and geographic footprint. The Company may, from time-to-time, divest or close businesses in an effort to better align capital investment within its core operations, increase operational efficiencies and improve profitability.
During the second quarter of 2023, the Company's Board of Directors made the decision to cease operations at BRISMET's Munhall facility. The Company ceased operations at this facility effective August 31, 2023. It is anticipated that the complete exit and disposal of all assets at the Munhall facility will be completed within one year from the date the decision was made to cease operations. The Munhall facility has been classified as a discontinued operation for all periods presented and was formerly a component within the Tubular Products segment.
On December 22, 2023, the Company and its wholly-owned subsidiary Specialty Pipe & Tube, Inc. (“SPT”) entered into an Asset Purchase Agreement pursuant to which Ascent and SPT sold substantially all of the assets primarily related to SPT to Specialty Pipe & Tube Operations, LLC, a Delaware limited liability company. The consideration for the transaction was approximately $55 million of cash proceeds subject to certain closing adjustments. The transaction closed on December 22, 2023. Ascent and Purchaser also entered into a Transition Services Agreement (the “TSA”) and an Employee Leasing Agreement (the “ELA”) each dated December 22, 2023, pursuant to which Ascent has agreed to provide certain transition services and to lease certain employees to Purchaser immediately after the closing for certain agreed upon transition periods. SPT has been classified as a discontinued operation for all periods presented and was formerly a reporting unit within the Tubular Products segment.
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
Backlogs
The backlog of open orders for the Tubular Products segment were $22.5 million and $34.4 million at the end of 2023 and 2022, respectively. The backlog of open orders for the Specialty Chemicals segment were $5.0 million and $10.4 million at the end of 2023 and 2022, respectively. Our backlog may not be indicative of actual sales and, therefore, should not be used as a direct measure of future revenue.
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
As of December 31, 2023, the Company had 517 employees, 514 of which were full-time employees. The Company considers relations with employees to be strong. The number of employees of the Company represented by unions is 214, or 41% of the Company's employees. They are represented by locals affiliated with the United Steelworkers (the "USW") and the United Food and Commercial Workers (the "UFCW"). Collective bargaining contracts for the USW and UFCW locals expire at various dates in 2024.
Our voluntary turnover rate in 2023 was approximately 22%. We monitor employee turnover rates by plant and the Company as a whole. The average employee tenure is approximately 10 years.
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
A substantial portion of our sales in the Specialty Chemicals segment is dependent upon a limited number of customers. The top 15 customers in the Specialty Chemicals segment accounted for approximately 72% of revenues for the year ended December 31, 2023 and 67% for the year ended December 31, 2022 with the top customer accounting for approximately 24% of revenues for 2023 and 21% of revenues for 2022. An adverse change in, or termination of, the relationship with one or more of our top customers could materially and adversely affect our results of operations.
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
Human Capital Risks
Certain of our employees are covered by collective bargaining agreements, and the failure to renew these agreements could result in labor disruptions and increased labor costs.
As of December 31, 2023, we had 214 employees represented by unions which is approximately 41% of the aggregate number of Company employees. These employees are represented by local unions affiliated with the USW and the UFCW. Collective bargaining contracts for the USW and UFCW locals expire at various dates in 2024. Although we believe that our present labor relations are strong, our failure to renew these agreements on reasonable terms as the current agreements expire could result in labor disruptions and increased labor costs, which could adversely affect our financial performance.
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
As of December 31, 2023, we had no outstanding indebtedness, however, we may incur additional indebtedness in the future. We have customary restrictive covenants in our current debt agreements, which may limit our flexibility to operate our business. Failure to comply with this covenant could result in an event of default that, if not cured or waived, could have a material adverse effect on our business, results of operations and financial condition. Additionally, our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.
We may need new or additional financing in the future to expand our business, and our inability to obtain capital on satisfactory terms or at all may have an adverse impact on our operations and our financial results.
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
Impairment in the carrying value of our fixed assets or intangible assets could adversely affect our financial condition and consolidated results of operations.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Governance
The Company's Board of Directors (the "Board") recognizes the critical nature of managing risks associated with cybersecurity threats and is responsible for oversight of the Company's information security programs, including risk of cybersecurity threats. The Audit Committee, which supports the Board of Directors in the oversight of the Company's information security program, oversees managements design, implementation and enforcement of our cybersecurity risk management program. The Audit Committee is composed of Board members with diverse expertise, including technology, financial and risk management experience.
The Audit Committee and full Board receive periodic briefings from management on our cyber risk management programs. The Company also has an internal disclosure committee made up of members of management to assist in fulfilling its obligations to maintain disclosure controls and procedures and to coordinate and oversee the process of preparing our periodic securities filings with the SEC. The disclosure committee meets on a quarterly basis to ensure they are appropriately informed of any matters that should be considered in advance of applicable public filings, including cybersecurity and data privacy matters, and to address the proper handling and escalation of information to the Board and Audit Committee as needed.
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity and availability of our critical systems and infrastructure. This program includes the implementation of a set of system, network and application level controls to protect our data and systems. These controls are monitored for cybersecurity risks and incidents by internal staff and our third-party service provider and are updated as necessary to protect the Company.
Our overall cybersecurity program includes: security tools, technologies and processes, control reviews and penetration tests; cybersecurity awareness training exercises for our employees, including phishing simulations to raise internal awareness of manipulated electronic communications; and an annual review of System and Organization reports for critical third-party service providers.

We have not identified known risks, including as a result of prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations or financial condition. See Item 1A Risk Factors - Cybersecurity risks and cyber incidents could adversely affect our business and disrupt operations.

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
The following table sets forth certain information concerning our principal properties including which segment's products are supported out of each location:

					Segment
Location	Principal Operations	Square Feet	Land Acres	Leased or Owned	Tubular Products	Specialty Chemicals
Bristol, TN	Manufacturing stainless steel pipe	275,000	73.1	Leased	✔
Cleveland, TN	Chemical manufacturing and warehousing	143,000	18.8	Leased		✔
Fountain Inn, SC	Chemical manufacturing and warehousing	136,834	16.9	Leased		✔
Danville, VA	Chemical manufacturing and warehousing	135,811	55.3	Owned		✔
Troutman, NC	Manufacturing ornamental stainless steel tube	106,657	26.5	Leased	✔
Statesville, NC	Manufacturing ornamental stainless steel tube	83,000	26.8	Leased	✔
The following table sets forth certain information concerning other properties under the Master Lease in which the Company is the responsible party:

Location	Principal Operations	Square Feet	Land Acres	Leased or Owned
Munhall, PA1	Manufacturing stainless steel pipe	284,000	20.0	Leased
Andrews, TX2	Liquid storage solutions and separation equipment	122,662	19.6	Leased
Houston, TX3	Cutting facility and storage yard for heavy walled pipe	29,821	10.0	Leased
Mineral Ridge, OH3	Cutting facility and storage yard for heavy walled pipe	12,000	12.0	Leased
1Company ceased operations as of August 31, 2023
2Company currently subleases facility to a third party
3Company sold substantially all assets of SPT as of December 22, 2023. The Company remains obligated under the terms of the leases for the rent and other costs that may be associated with the lease of the facilities and is reimbursed for facility lease costs under the transition services agreement executed as part of transaction
In addition to the facilities listed above, the Company leases from a third party the Company's executive office located in Oak Brook, Illinois.
Item 3. Legal Proceedings
For a discussion of legal proceedings, see Note 15 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company had 338 common shareholders of record at March 28, 2024. The Company's common stock trades on the NASDAQ Global Market under the trading symbol ACNT. The Company's credit agreement restricts the payment of dividends indirectly through a minimum fixed charge coverage covenant. No dividends were declared or paid in 2023 or 2022.
Stock Performance Graph
The Company is a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and is not required to provide this information.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to purchase of the Company's common stock made during the fourth quarter of 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[1]	Number of Shares that May Yet Be Purchased under the Program[1]
October 1, 2023 - October 31, 2023	10,436	$8.34	10,436	573,588
November 1, 2023 - November 30, 2023	11,425	8.29	11,425	562,163
December 1, 2023 - December 31, 2023	25,292	7.96	25,292	536,871
As of December 31, 2023	47,153	$8.12	47,153	536,871
1Pursuant to the 790,383 share stock repurchase program re-authorized by the Board of Directors in December 2022. The stock repurchase program expires in February 2025 and there is no guarantee to the exact number of shares that will be repurchased by the Company over that period. See Note 9 for additional information.
Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity, and capital resources during the fiscal years ended December 31, 2023 and 2022. Unless otherwise noted, all references herein for the years 2023 and 2022 represent the fiscal years ended December 31, 2023 and 2022, respectively. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in this Annual Report that have been prepared in accordance with accounting principles generally accepted in the United States of America. This discussion and analysis is presented in five sections:

•Executive Overview
•Results of Operations and Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Material Cash Requirements from Contractual and Other Obligations
•Critical Accounting Policies and Estimates

Executive Overview
There have been a number of strategic changes that have occurred throughout 2023, including the permanent cessation of operations and closure of the Munhall facility and the sale of substantially all of assets of Specialty Pipe & Tube, Inc. ("SPT"), which are discussed below. These strategic changes have been implemented to allow the Company to focus on core competencies that drive growth and long-term value creation for our shareholders. As a result of these decisions, Munhall and SPT results have been reclassified from the Tubular Products segment and are reflected as discontinued operations in all periods presented. The discussion and analysis of our results of operations refers to continuing operations only unless noted.
Consolidated net sales decreased 26.3%, or $68.8 million, compared to 2022 driven by decreases in average selling price and pounds shipped.

Consolidated net loss increased to $34.2 million in 2023, compared to net income of $17.6 million in 2022. Diluted loss per share increased to $3.37 for the full-year 2023 compared to diluted earnings per share of $1.69 for the full-year 2022.

For 2023, cash flows from operating activities were $6.6 million, with $2.9 million used for capital expenditures.

During the year, we also repurchased 143,108 shares for $1.3 million through our share repurchase program as part of our continued efforts to create sustainable value for our shareholders.

Munhall Closure
During the second quarter of 2023, the Board of Directors of the Company made the decision to permanently cease operations at Munhall effective on or around August 31, 2023. This strategic decision is part of the Company’s ongoing efforts to consolidate manufacturing to drive an increased focus on its core operations and to improve profitability while driving operational efficiencies. As a result of this decision, the Company incurred asset impairment charges of $8.8 million related to the write down of inventory to net realizable value and the impairment of long-lived assets as well as $2.8 million in increased reserves on accounts receivable and other current assets at the facility during the year ended December 31, 2023.

Divestiture of Specialty Pipe & Tube, Inc.
On December 22, 2023, the Company and its wholly-owned subsidiary Specialty Pipe & Tube, Inc. (“SPT”) entered into an Asset Purchase Agreement pursuant to which Ascent and SPT sold substantially all of the assets primarily related to SPT to Specialty Pipe & Tube Operations, LLC, a Delaware limited liability company. The consideration for the transaction was approximately $55 million of cash proceeds subject to certain closing adjustments. The transaction closed on December 22, 2023. The sale of SPT is a tremendous value-creating outcome for Ascent shareholders while greatly reducing the complexity associated with our tubular operations and allowing our tubular leadership and operational teams to focus on core competencies that best position the Company for long-term growth. The transaction also provided the Company the ability to significantly reduce its debt, while providing additional available capital to pursue growth opportunities within our focused businesses. The Company recognized a pre-tax gain on the sale of the SPT assets of $26.3 million.

Goodwill Impairment Review
During the third quarter of 2023, as described in Note 1 - Summary of Significant Accounting Policies, we tested our goodwill for impairment. The Company determined potential indicators of impairment existed within the Specialty Chemicals reporting unit. Macroeconomic conditions and pressures, increased risks within the broader specialty chemicals business, reporting unit operating losses and a decline in the reporting unit's net sales compared to forecast, collectively, indicated that the reporting unit had experienced a triggering event and the need to perform a quantitative evaluation of goodwill. The Company performed a discounted cash flow analysis and a market multiple analysis for the Specialty Chemicals reporting unit to determine the reporting unit's fair value. The discounted cash flow analysis included management assumptions for expected sales growth, capital expenditures and overall operational forecasts while the market multiple analysis included historical and projected performance, market capitalization, volatility and multiples for industry peers. Determining the fair value of the reporting unit and allocation of that fair value to individual assets and liabilities within the reporting unit to determine the implied fair value of the goodwill is judgmental in nature and requires the use of significant management estimates and assumptions. Any changes in the judgments, estimates, or assumptions could produce significantly different results. As a result of the goodwill impairment evaluation, it was concluded that the estimated fair value of the Specialty Chemicals reporting unit was below its carrying value by 27.6% resulting in a goodwill impairment charge of $11.4 million for the year ended December 31, 2023.

Macroeconomic Events
We experienced challenges in 2023 related to ongoing economic factors driving volatility in global markets. Inflationary pressures have negatively impacted our revenue, operating margins and net income in 2023, including increased costs of labor, raw materials and freight. During the year, we also experienced reduced demand from inventory management measures being pursued by our customers driving reductions in volume. The ongoing factors driving volatility in global markets that could impact our business' earnings and cash flows include, but are not limited to, the misalignment of supply and demand for labor, energy, raw materials and other inputs, the inflation of (or unavailability of) raw material inputs and transportation and logistics services, currency fluctuations, rising interest rates and extreme weather, the purchasing of commodities and relative commodity prices. The Company continues efforts to offset these inflationary pressures and continues to take action to improve working capital and evaluate other opportunities to maintain and improve financial performance in the short and long term, however, if these inflationary and demand pressures continue, our revenue, gross and operating margins and net income will be impacted in 2024.

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
Results of Operations
Comparison of 2023 to 2022 – Consolidated
Consolidated net sales for the full-year 2023 decreased $68.8 million, or 26.3%, over the full-year 2022 to $193.2 million. The decrease in net sales was primarily driven by a 8.5% decrease in average price coupled with a 18.7% decrease in pounds shipped.
Full-year 2023 consolidated gross profit decreased 96.5% to $1.5 million, or 0.8% of sales, compared to $43.3 million, or 16.5% of sales, in the full-year 2022. The decrease in dollars and percentage of sales for the full-year 2023 were attributable to the decrease in pounds shipped and average selling price.
Consolidated selling, general and administrative expense (SG&A) for the full-year 2023 decreased $0.9 million to $26.7 million compared to $27.6 million for the full-year 2022. SG&A as a percentage of sales was 13.8% of sales for 2023 and 10.6% of sales for 2022. The changes in SG&A expense were primarily driven by:
•decrease in incentive bonus driven by lower attainment of performance goals in the current year over the prior year;
•decrease in repair and maintenance expenses; and,

•decreases in other expenses primarily driven by decreases in salaries, wages and benefits, share-based compensation, amortization expense, bad debt expense and utilities
The full-year decreases were partially offset by:
•Increases in professional fees; and,
•Increases and taxes and licenses.
Consolidated operating loss for the full-year 2023 totaled $37.4 million compared to operating income of $14.5 million for the full-year 2022. The operating loss increase for the full-year 2023 was primarily driven by aforementioned decrease in pounds shipped and average selling price.
Comparison of 2023 to 2022 - Tubular Products
Net sales for the Tubular Products segment totaled $109.5 million for the full year of 2023, a decrease of 28.9% compared to the full-year 2022. The decrease in net sales was primarily driven by a 21.4% decrease in pounds shipped and a 9.2% decrease in average selling price.
SG&A expense decreased $0.6 million, or 7.3%, for the full-year 2023 when compared to 2022. SG&A as a percentage of sales was 6.9% of sales for 2023 and 5.3% of sales for 2022. The changes in SG&A expense were primarily driven by decreases in salaries, wages and benefits and lower travel expense partially offset by increases in taxes and licenses expense.
Operating loss for the full-year 2023 totaled $11.2 million compared to operating income of $22.2 million for the full-year 2022. The operating loss increase for the full-year 2023 was primarily driven by aforementioned decreases in pounds shipped and lower selling price as well as higher material costs.
The following table summarizes operating results for the two years indicated. Reference should be made to Note 13 to the consolidated financial statements included in Item 8 of this Form 10-K.

	2023		2022
(in thousands)	Amount	%	Amount	%
Net sales	$109,513	100.0%	$154,040	100.0%
Cost of goods sold	113,187	103.4%	123,726	80.3%
Gross profit	(3,674)	(3.4)%	30,314	19.7%
Selling, general and administrative expense	7,536	6.9%	8,132	5.3%
Operating (loss) income	$(11,210)	(10.2)%	$22,182	14.4%

Comparison of 2023 to 2022 – Specialty Chemicals
Net sales for the Specialty Chemicals segment decreased 22.2%, or $23.9 million, to $83.6 million for 2023 compared to $107.5 million in 2022. The decrease in net sales was primarily driven by a 17.3% decrease in pounds shipped and a 4.3% decrease in average selling prices.
SG&A expense increased by $0.1 million, or 1.1%, to $7.0 million in 2023 compared to $6.9 million in 2022. SG&A as a percentage of sales increased to 8.3% in 2023 from 6.4% in 2022. The changes in SG&A expense were primarily driven by increases in salaries, wages and benefits and professional fees partially offset by lower incentive bonus and amortization expense.
Operating loss for the full-year 2023 totaled $12.6 million compared to operating income of $7.0 million for the full-year 2022. The increase in operating loss was primarily driven by aforementioned decreases in pounds shipped and lower selling price

The following tables summarize operating results for the two years indicated. Reference should be made to Note 13 to the consolidated financial statements included in Item 8 of this Form 10-K.

	2023		2022
(in thousands)	Amount	%	Amount	%
Net sales	$83,616	100.0%	$107,542	100.0%
Cost of goods sold	77,807	93.1%	93,680	87.1%
Gross profit	5,809	6.9%	13,862	12.9%
Selling, general and administrative expense	6,966	8.3%	6,891	6.4%
Acquisition costs and other	12	—%	—	—%
Goodwill impairment	11,389	13.6%	—	—%
Operating (loss) income	$(12,558)	(15.0)%	$6,971	6.5%
Comparison of 2023 to 2022 - Corporate
Corporate expenses decreased $1.1 million to $12.9 million in 2023 down from $13.9 million in 2022. The full-year decrease resulted primarily from decreases in salaries, wages and benefit, stock-based compensation, incentive bonuses due to lower attainment of performance goals, as well as decreases in other corporate overhead. The decreases were partially offset by increases in professional fees related to accounting, tax and other advisory related costs, taxes and licenses and insurance expenses.
Interest expense was $4.2 million and $2.7 million for the full-years of 2023 and 2022, respectively. The increase was primarily driven by higher interest rates in 2023 compared to 2022. As discussed in Note 6, the Company used the proceeds from the SPT divestiture to prepay in full the term loan in the original principal amount of $5 million under the Company's credit facility and used the remaining proceeds to prepay in part the revolving loans under the credit facility. The Company has no debt outstanding as of December 31, 2023.
The Company's effective tax rate for 2023 was less than the U.S. statutory rate of 21% primarily driven by tax benefits associated with non-deductible goodwill impairment. The Company's effective tax rate for 2022 was less than the U.S. statutory rate of 21% primarily driven by tax benefits associated with the closure of Palmer and the release of valuation allowances on certain deferred tax assets, partially offset by state taxes.

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

EBITDA and Adjusted EBITDA
We define "EBITDA" as earnings before interest, income taxes, depreciation and amortization. We define "Adjusted EBITDA" as EBITDA further adjusted for the impact of non-cash and other items we do not consider in our evaluation of ongoing performance. These items include: goodwill impairment, asset impairment, gain on lease modification, stock-based compensation, non-cash lease cost, acquisition costs and other fees, shelf registration costs, loss on extinguishment of debt, earn-out adjustments, retention costs and restructuring and severance costs from net (loss) income. We caution investors that amounts presented in accordance with our definitions of EBITDA and Adjusted EBITDA may not be comparable to similar measures disclosed by other companies because not all companies calculate EBITDA and Adjusted EBITDA in the same manner. We present EBITDA and Adjusted EBITDA because we consider them to be important supplemental measures of our performance and investors' understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations.
Consolidated EBITDA and Adjusted EBITDA from continuing operations are as follows:

	Year Ended December 31,
($ in thousands)	2023	2022
Consolidated
Net (loss) income from continuing operations	$(34,151)	$17,578
Adjustments:
Interest expense	4,238	2,742
Income taxes	(6,924)	(5,568)
Depreciation	6,161	6,421
Amortization	1,505	1,853
EBITDA	(29,171)	23,026
Acquisition costs and other	856	1,104
Shelf registration costs	—	12
Goodwill impairment	11,389	—
Gain on lease modification	—	(2)
Stock-based compensation	594	962
Non-cash lease expense	242	414
Retention expense	26	—
Restructuring and severance costs	130	74
Adjusted EBITDA	$(15,934)	$25,590
% sales	(8.2)%	9.8%

Tubular Products EBITDA and Adjusted EBITDA from continuing operations are as follows:

	Year Ended December 31,
($ in thousands)	2023	2022
Tubular Products
Net (loss) income from continuing operations	$(11,210)	$22,182
Adjustments:
Depreciation	2,274	2,500
Amortization	871	951
EBITDA	(8,065)	25,633
Stock-based compensation	58	46
Non-cash lease expense	118	—
Retention expense	8	—
Restructuring and severance costs	84	20
Tubular Products Adjusted EBITDA	$(7,797)	$25,699
% of segment sales	(7.1)%	16.7%

Specialty Chemicals EBITDA and Adjusted EBITDA are as follows:

	Year Ended December 31,
($ in thousands)	2023	2022
Specialty Chemicals
Net (loss) income	$(12,619)	$6,935
Adjustments:
Interest expense	74	36
Depreciation	3,798	3,846
Amortization	634	903
EBITDA	(8,113)	11,720
Acquisition costs and other	12	—
Goodwill impairment	11,389	—
Stock-based compensation	8	41
Non-cash lease expense	88	2
Restructuring and severance costs	40	8
Specialty Chemicals Adjusted EBITDA	$3,424	$11,771
% of segment sales	4.1%	10.9%

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
Sources of Liquidity
Funds generated by operating activities supplemented by our available cash and cash equivalents and our credit facilities are our most significant sources of liquidity. As of December 31, 2023, we held $1.9 million of cash and cash equivalents, as well as $61.8 million of remaining available capacity on our revolving line of credit. Our existing cash, cash equivalents, and credit facilities balances may fluctuate during 2024. Cash from operations could also be affected by various risks and uncertainties detailed in Item 1A - Risk Factors of this report. We believe our sources of liquidity will be sufficient to fund operations and anticipated capital expenditures as well as repay our debt obligations as they become due over the next 12 months and beyond.
Cash Flows
Cash flows from continuing operations were as follows:

	Year ended December 31,
(in thousands)	2023	2022
Total cash provided by (used in):
Operating activities	6,644	(5,262)
Investing activities	(2,885)	(3,295)
Financing activities	(73,169)	(374)
Net decrease in cash and cash equivalents	$(69,410)	$(8,931)

Operating Activities
The increase in cash provided by operating activities for the year ended December 31, 2023 compared to cash used in operating activities in the year ended December 31, 2022 was primarily driven by changes in working capital. Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, customer payments of accounts receivable and payments to vendors in the regular course of business. Inventory increased operating cash flows for the year ended December 31, 2023 by approximately $12.2 million compared to a decrease of approximately $13.7 million for 2022, while accounts payable increased operating cash flows by approximately $1.6 million for the year ended December 31, 2023 compared to an decrease of approximately $6.3 million for the year ended December 31, 2022. The increase in operating cash flows from inventory is primarily due to lower inventory turns year over year while the increase in accounts payable is primarily driven by a slight increase in days payables outstanding. Accounts receivable increased operating cash flow by approximately $6.8 million compared to a decrease of $0.3 million driven by lower sales in the current year partially offset by slightly higher days sales outstanding. In addition to the working capital changes, changes in income taxes increased cash flows by approximately $3.1 million compared to cash used in operations of approximately $7.9 million in 2022. This was driven by the receipt of a cash refund from the Company's 2022 tax return.
Investing Activities
Net cash used in investing activities primarily consists of transactions related to capital expenditures, proceeds from the disposal of property, plant and equipment and acquisitions. The decrease in cash used in investing activities for the full-year 2023 compared to cash used in investing activities for the full-year 2022 was primarily driven by a decrease in capital expenditures in the current year over the prior year.
Financing Activities
Net cash used in financing activities primarily consist of transactions related to our long-term debt. The increase in net cash used in financing activities for the full-year 2023 compared to the full-year 2022 was primarily due to the repayment of the Company's asset backed line of credit and delayed draw term loan in the fourth quarter of 2023 driven by the sale of substantially all of the assets of SPT.

Short-term Debt
The Company has a note payable in the amount of $0.9 million with an annual interest rate of 3.70% maturing April 1, 2024, associated with the financing of the Company's insurance premium in the current year. As of December 31, 2023, the outstanding balance was $0.4 million.
Long-term Debt
During the fourth quarter of 2023, the Company entered into a Limited Consent, Second Amendment to Credit Agreement and Omnibus Amendment to Loan Documents with BMO Bank N.A. and the other lenders under the Company’s credit facility (the “Credit Facility Amendment”). The Credit Facility Amendment contained a consent for the SPT divestiture, released the lien on the assets of SPT and removed SPT as a loan party. The Credit Facility Amendment also reduced the maximum revolving loan commitment under the credit facility from $105 million to $80 million, and increased the interest rate for the credit facility from SOFR plus an interest rate margin of between 1.60% and 1.70% to SOFR plus an interest rate margin of between 1.85% and 2.10%, depending on average availability under the credit facility and the Company’s consolidated fixed charge coverage ratio. As required by the Credit Facility Amendment, the Company used the proceeds from the SPT divestiture to prepay in full the term loan in the original principal amount of $5 million under the credit facility and used the remaining proceeds to prepay in part the revolving loans under the credit facility.
As of December 31, 2023, the Company had no borrowings outstanding with its lender due to the repayment of the Company's asset backed line of credit and delayed draw term loan in the fourth quarter of 2023 driven by the sale of substantially all of the assets of SPT. As of December 31, 2023, the Company had $61.8 million of remaining availability under its credit facility.
The Facility contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $7.5 million and (ii) 10% of the revolving credit facility (currently $8.0 million). As of December 31, 2023, the Company was in compliance with all financial debt covenants. See Note 6 in the notes to the consolidated financial statements for additional information on the Company's line of credit.

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
The share repurchase program allows for repurchase of up to 790,383 shares of the Company's outstanding common stock and expires on February 17, 2025. The shares will be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Under the program, the purchases will be funded from available working capital, and the repurchased shares will be returned to the status of authorized, but unissued shares of common stock or held in treasury. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. As of December 31, 2023, the Company has 536,871 shares of its share repurchase authorization remaining.
Shares repurchased for the year ended December 31, 2023 and 2022 were as follows:

	Year ended December 31,
	2023	2022
Number of shares repurchased	143,108	110,404
Average price per share	$8.97	$12.16
Total cost of shares repurchased	$1,287,416	$1,345,540
At the end of each fiscal year, the Board reviews the financial performance and capital needed to support future growth to determine the amount of cash dividend, if any, which is appropriate. In 2023 and 2022, no dividends were declared or paid by the Company.

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
Profitability Ratio:
•Return on average equity ("ROAE") = net (loss) income divided by the trailing 12-month average of equity. The ROAE will be determined by the Company using generally accepted accounting principles, consistently applied.
Results of these additional financial measures are as follows:

	Year ended December 31,
	2023	2022
Current ratio	3.7	4.6
Debt to capital	—%	49%
Return on average equity	(38.6)%	29.7%
Material Cash Requirements from Contractual and Other Obligations

As of December 31, 2023, our material cash requirements for our known contractual and other obligations were as follows:

•Operating and Finance Leases - The Company enters into various lease agreements for real estate and manufacturing equipment used in the normal course of business. Operating and finance lease obligations were $32.5 million, with $1.4 million payable within 12 months. See Note 7 for further detail of our lease obligations and the timing of expected future payments.

The Company has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on the Company's financial position, revenues, results of operations, liquidity, or capital expenditures. We expect capital spending in fiscal 2024 to be as much as $6.5 million.
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

Additionally, we make estimates and assumptions regarding the inputs used to perform a quantitative assessment of our goodwill, if necessary, and the Company will perform a discounted cash flow analysis and a market multiple analysis. The discounted cash flow analysis includes management assumptions for expected sales growth, capital expenditures and overall operational forecasts. The market multiple analysis includes historical and projected performance, market capitalization, volatility and multiples for industry peers.

Effect if actual results differ from assumptions
We have not made any material changes in our methodology used to determine whether potential impairment events have occurred or any material changes in the estimates and assumptions used in our quantitative goodwill impairment testing. In the third quarter of 2023, the Company determined potential indicators of impairment within the Specialty Chemicals segment and performed a quantitative evaluation of goodwill. As a result, it was concluded that the estimated fair value of the Specialty Chemicals reporting unit was below its carrying value by 27.6% resulting in a goodwill impairment charge of $11.4 million. As of December 31, 2023, the Company's goodwill balance is $0. See Note 1 for further discussion on the Company's goodwill.

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

We record an obsolete inventory reserve for identified aged inventory items with slow or no sales activity for finished goods or slow or no usage for raw materials for a certain period of time. For those inventory items, a reserve is established for a percentage of the inventory cost less any estimated scrap proceed and is based on our current knowledge with respect to inventory levels, sales trends and historical experience. During 2023, our reserve increased approximately $2.8 million to $5.6 million as of December 31, 2023.

We also record an inventory reserve for the estimated shrinkage (quantity losses) between physical inventories. This reserve is based upon the most recent physical inventory results. During 2023, the inventory shrink reserve had a $0.4 million increase in response to estimated shrinkage rates based on results from previous physical inventories. Our inventory reserve for estimated shrinkage was $0.5 million as of December 31, 2023.

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

Effect if actual results differ from assumptions
We have not made any material changes in the methodology used to establish our reserves for obsolete inventory or inventory shrinkage during the past two fiscal years. However, it is possible that actual results could differ from recorded reserves. For instance, a 10% change in the amount of products considered obsolete would have decreased net earnings by $0.6 million for 2023. A 10% change in the estimated shrinkage rate would not have had a material impact on net earnings for 2023.
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

We have provided valuation allowances as of December 31, 2023, aggregating to $1.6 million, net of federal benefit, against certain state and local net operating loss carryforwards and other deferred tax assets. As of December 31, 2023, the Company has no liability for unrecognized income tax benefits.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Ascent Industries Co.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Ascent Industries Co. (and subsidiaries) (the “Company”) as of December 31, 2023, the related consolidated statements of income (loss), shareholders’ equity and cash flows for the year ended December 31, 2023, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and the consolidated results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited the adjustments to the 2022 financial statements for the retrospective presentation of discontinued operations, as described in Note 2. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2022 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2022 financial statements taken as a whole.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment in Item 9A:

•Information Technology - Management did not design and maintain effective information technology (IT) general controls in the areas of user access, change management, segregation of duties, and cyber-security for systems supporting many of the Company's key financial reporting processes. As a result, IT application controls and business process controls that are dependent on the ineffective IT general controls, or that rely on data produced from systems impacted by the ineffective IT general controls, are also deemed ineffective, which affects substantially all financial statement account balances and disclosures within the Company.

•Inventory - Management did not design and maintain effective controls over inventory.

•Revenue recognition – Management did not design and maintain effective controls over revenue and accounts receivable.

•Period-end financial reporting, journal entries, reconciliations, and account analyses - Management did not design and maintain effective controls to detect potential material misstatements to period-end financial statements through review of account reconciliations and account analyses on a timely basis. Additionally, management did not design and maintain effective controls over the review of journal entries.

•Complex Accounting - Management did not design and maintain management review controls at a sufficient level of precision around complex accounting areas such as income taxes.

We considered the material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2023, and our opinion on such consolidated financial statements was not affected.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment

As described in Note 1 to the consolidated financial statements, the Company tests goodwill for impairment annually as of October 1 or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. In the third quarter of the year, the Company concluded an interim assessment should be performed and this resulted in a goodwill impairment expense of $11,389,000. Testing goodwill for impairment involves significant management judgment, requiring an assessment of whether the carrying value of the reporting unit can be supported by its fair value, which is estimated by using valuation techniques, such as the market approach (earnings multiples or transaction multiples for the industry in which the reporting unit operates) or the income approach (discounted cash flow method).

The principal considerations for our determination that the goodwill impairment test is a critical audit matter were that our evaluation of management’s valuation methods and assumptions utilized in estimating the fair value of the reporting unit involved significant audit effort, including the use of specialists, as well as especially challenging and subjective auditor judgment when performing audit procedures and evaluating the results of those procedures.

The primary procedures we performed to address this critical audit matter included:

•Testing management’s process for determining the fair value estimate of the reporting unit by performing the following procedures:

•Evaluating the methodologies used by management, including the relative weight assigned to the valuations indicated by the market and income approaches, and assessing management’s specialist’s knowledge, skill, and ability as well as the specialist’s relationship to the Company.
•Testing the completeness, accuracy, and reliability of underlying data used in the valuation model, including the mathematical accuracy of the analysis.
•Evaluating the reasonableness of the guidelines companies and market multiples used by management.
•Evaluating the reasonableness of significant assumptions used by management, including projected revenue, projected operating margin, discount rate, including performing arithmetic analysis to replicate management’s model, and sensitivity analysis.
•Utilizing valuation specialists to assist in evaluating the appropriateness of methods used and reasonableness of significant assumptions applied in the valuation model.

/s/ Moss Adams LLP
Irvine, California
April 1, 2024

We have served as the Company's auditor since 2023.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Ascent Industries Co.
Oak Brook, Illinois

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 2, the accompanying consolidated balance sheet of Ascent Industries Co. (the “Company”) as of December 31, 2022, and the related consolidated statements of income (loss), shareholders’ equity, cash flows, and financial statement schedule for the year then ended (the 2022 consolidated financial statements before the effects of the adjustments discussed in Note 2 are not presented herein). In our opinion, the 2022 consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in accounting in Note 2, present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting described in Note 2 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Moss Adams, LLP.

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

/s/ BDO USA, P.C.

We served as the Company's auditor from 2021 to 2023.
Chicago, Illinois
March 31, 2023

Ascent Industries Co.
Consolidated Balance Sheets
As of December 31, 2023 and 2022
(in thousands, except par value and share data)

	2023	2022
Assets
Current assets:
Cash and cash equivalents	$1,851	$1,440
Accounts receivable, net	26,604	33,202
Inventories
Raw materials	21,020	33,405
Work-in-process	13,711	10,811
Finished goods	17,575	23,455
Total inventories	52,306	67,671
Prepaid expenses and other current assets	4,879	7,770
Assets held for sale	2,912	380
Current assets of discontinued operations	861	59,912
Total current assets	89,413	170,375
Property, plant and equipment, net	29,755	35,534
Right-of-use assets, operating leases, net	27,784	29,142
Goodwill	—	11,389
Intangible assets, net	8,496	10,001
Deferred income taxes	5,808	1,353
Deferred charges, net	104	203
Other non-current assets	1,935	1,862
Long-term assets of discontinued operations	—	9,184
Total assets	$163,295	$269,043

Liabilities and Shareholders' equity
Current liabilities:
Accounts payable	$16,416	$14,114
Accrued expenses and other current liabilities	5,108	5,509
Current portion of note payable	360	387
Current portion of long-term debt	—	2,464
Current portion of operating lease liabilities	1,140	1,015
Current portion of finance lease liabilities	292	280
Current liabilities of discontinued operations	1,473	9,709
Total current liabilities	24,789	33,478
Long-term debt	—	69,085
Long-term portion of operating lease liabilities	29,729	30,869
Long-term portion of finance lease liabilities	1,307	1,242
Other long-term liabilities	60	68
Long-term liabilities of discontinued operations	—	42
Total liabilities	$55,885	$134,784

Commitments and contingencies – see Note 15

Shareholders' equity:
Common stock - $1 par value: 24,000,000 shares authorized; 11,085,103 and 10,094,821 shares issued and outstanding, respectively	$11,085	$11,085
Capital in excess of par value	47,333	47,021
Retained earnings	58,517	85,146
	116,935	143,252
Less cost of common stock in treasury - 990,282 and 924,504 shares, respectively	(9,525)	(8,993)
Total shareholders' equity	107,410	134,259
Total liabilities and shareholders' equity	$163,295	$269,043
 See accompanying notes to consolidated financial statements.

Ascent Industries Co.
Consolidated Statements of Income (Loss)
For the years ended December 31, 2023 and 2022
(in thousands, except per share data)

	2023	2022
Net sales	$193,179	$261,993
Cost of sales	191,653	218,706
Gross profit	1,526	43,287

Selling, general and administrative expense	26,712	27,640
Acquisition costs and other	855	1,104
Goodwill impairment	11,389	—
Operating (loss) income from continuing operations	(37,430)	14,543
Other (income) and expense
Interest expense	4,238	2,742
Other, net	(593)	(209)
(Loss) income from continuing operations before income taxes	(41,075)	12,010
Income tax benefit	(6,924)	(5,568)
(Loss) income from continuing operations	$(34,151)	$17,578
Income from discontinued operations, net of tax	7,522	4,488
Net (loss) income	$(26,629)	$22,066

Net (loss) income per common share from continuing operations
Basic	$(3.37)	$1.72
Diluted	$(3.37)	$1.69

Net income per common share from discontinued operations
Basic	$0.74	$0.44
Diluted	$0.74	$0.43

Net (loss) income per common share
Basic	$(2.63)	$2.16
Diluted	$(2.63)	$2.12

Weighted average number of common shares outstanding:
Basic	10,140	10,230
Diluted	10,140	10,410
See accompanying notes to consolidated financial statements.

Ascent Industries Co.
Consolidated Statements of Cash Flows
For the years ended December 31, 2023 and 2022
(in thousands)

	2023	2022
Cash flows from operating activities:
Net (loss) income	$(26,629)	$22,066
Income from discontinued operations, net of tax	7,522	4,488
Net (loss) income from continuing operations	(34,151)	17,578
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	6,161	6,421
Amortization expense	1,505	1,853
Amortization of debt issuance costs	99	99
Goodwill impairment	11,389	—
Deferred income taxes	(6,924)	(5,568)
Payments of earn-out liabilities in excess of acquisition date fair value	—	(372)
(Reduction of) provision for losses on accounts receivable	(180)	478
Provision for losses on inventories	3,318	2,615
Loss (gain) on disposal of property, plant and equipment	246	(18)
Non-cash lease expense	242	414
Issuance of treasury stock for director fees	—	364
Share-based compensation expense	1,023	1,355
Changes in operating assets and liabilities:
Accounts receivable	6,778	(264)
Inventories	12,245	(13,685)
Other assets and liabilities	515	(211)
Accounts payable	1,650	(6,269)
Accounts payable - related parties	—	(2)
Accrued expenses	(401)	(2,127)
Accrued income taxes	3,129	(7,923)
Net cash provided by (used in) operating activities - continuing operations	6,644	(5,262)
Net cash provided by operating activities - discontinued operations	16,434	10,839
Net cash provided by operating activities	23,078	5,577

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,885)	(3,394)
Proceeds from disposal of property, plant and equipment	—	99
Net cash used in investing activities - continuing operations	(2,885)	(3,295)
Net cash provided by (used in) investing activities - discontinued operations	53,386	(1,680)
Net cash provided by (used in) investing activities	50,501	(4,975)

Cash flows from financing activities:
Borrowings from long-term debt	256,606	443,363
Proceeds from note payable	900	967
Proceeds from exercise of stock options	—	175
Payments on long-term debt	(328,155)	(442,206)
Payments on note payable	(928)	(580)
Principal payments on finance lease obligations	(305)	(266)
Payments on earn-out liabilities	—	(484)
Repurchase of common stock	(1,287)	(1,343)
Net cash used in financing activities - continuing operations	(73,169)	(374)
Net cash used in financing activities - discontinued operations	—	(808)
Net cash used in financing activities	(73,169)	(1,182)

Increase (decrease) in cash and cash equivalents	410	(580)
Less: Cash and cash equivalents of discontinued operations	—	4
Cash and cash equivalents, beginning of period	1,441	2,017
Cash and cash equivalents, end of period	$1,851	$1,441
See accompanying notes to consolidated financial statements.

Ascent Industries Co.
Consolidated Statements of Cash Flows
For the years ended December 31, 2023 and 2022
(in thousands)

	Year Ended December 31,
Supplemental Disclosure of Cash Flow Information	2023	2022
Cash paid for:
Interest	$4,175	$2,230
Income taxes	864	7,859

Noncash Investing Activities:
Capital expenditures, not yet paid	$653	$751
See accompanying notes to consolidated financial statements.

Ascent Industries Co.
Consolidated Statements of Shareholders' Equity
For the years ended December 31, 2023 and 2022
(in thousands, except share and per share data)

	Common Stock				Treasury Stock
	Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Shares	Amount	Total
Balance December 31, 2021	11,085	$11,085	$46,058	$63,080	918	$(8,633)	$111,590
Net income	—	—	—	22,066	—	—	22,066
Issuance of 86,274 shares of common stock from treasury	—	—	(449)	—	(86)	813	364
Exercise of stock options for 18,098 shares, net	—	—	5	—	(18)	170	175
Share-based compensation	—	—	1,407	—		—	1,407
Repurchase of 110,404 shares of common stock	—	—	—	—	110	(1,343)	(1,343)
Balance December 31, 2022	11,085	$11,085	$47,021	$85,146	924	$(8,993)	$134,259
Net loss	—	—	—	(26,629)	—	—	(26,629)
Issuance of 77,330 shares of common stock from treasury	—	—	(751)	—	(77)	751	—
Share-based compensation	—	—	1,063	—		—	1,063
Repurchase of 143,108 shares of common stock	—	—	—	—	143	(1,283)	(1,283)
Balance December 31, 2023	11,085	$11,085	$47,333	$58,517	990	$(9,525)	$107,410
See accompanying notes to consolidated financial statements.

Ascent Industries Co.
Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
Note 1: Summary of Significant Accounting Policies
Ascent Industries Co. is an industrials company focused on the production of stainless steel pipe and tube and specialty chemicals. Ascent Industries Co. was incorporated in 1958 as the successor to a chemical manufacturing business founded in 1945 known as Blackman Uhler Industries Inc. On August 5, 2022, we filed with the Secretary of State of the State of Delaware a Certificate of Amendment to our Certificate of Incorporation to change our corporate name from Synalloy Corporation to Ascent Industries Co., effective August 10, 2022. The Company's executive office is located at 1400 16th Street, Suite 270, Oak Brook, Illinois 60523. Unless indicated otherwise, the terms "Ascent", "Company," "we" "us," and "our" refer to Ascent Industries Co. and its consolidated subsidiaries.
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
Below are those accounting policies considered by the Company to be significant.
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
The opening and closing balances of our accounts receivables from continuing operations are as follows (in thousands):

(in thousands)	January 1, 2022	December 31, 2022	December 31, 2023
Accounts receivables, net	$33,417	$33,202	$26,604

Ascent Industries Co.
Notes to Consolidated Financial Statements

Activity in the allowance for credit losses from continuing operations were as follows:

(in thousands)	2023	2022
Balance at beginning of period	$643	$164
Current period provision for expected credit losses	953	820
Deductions from allowance	(1,133)	(341)
Balance at end of period	$463	$643
Inventories - Inventory is stated at the lower of cost or net realizable value ("LCNRV"). Cost is determined by either specific identification or weighted average methods.
At the end of each quarter, all facilities review recent sales reports to identify sales price trends that would indicate products or product lines that are being sold below our cost. This would indicate that an adjustment would be required. An LCNRV adjustment is recorded when the Company's inventory cost, based upon a historical price, is greater than the current selling price of that product. During the year ended December 31, 2023, LCNRV adjustments of $0.6 million required by our Specialty Chemicals segment. During the year ended December 31 2022, no significant LCNRV adjustments were required by our Specialty Chemicals segment.
Stainless steel, both in its raw material (coil or plate) or finished goods (pipe and tube) state is purchased/sold using a base price plus an additional surcharge which is dependent on current nickel prices. As raw materials are purchased, it is priced to the Company based upon the surcharge at that date. When the selling price of the finished pipe is set for the customer, approximately three months later, the then-current nickel surcharge is used to determine the proper selling prices. An LCNRV adjustment is recorded when the Company's inventory cost, based upon a historical nickel price, is greater than the current selling price of that product due to a reduction in the nickel surcharge. LCNRV adjustments of $0.6 million and $0.3 million were required by our Tubular Products segment's continuing operations during the years ended December 31, 2023 and 2022, respectively.
In addition, the Company establishes inventory reserves for:
•Estimated obsolete or unmarketable inventory - The Company identifies aged inventory items with slow or no sales activity for finished goods or slow or no usage for raw materials for a certain period of time. For those inventory items, a reserve is established for a percentage of the inventory cost less any estimated scrap proceed and is based on our current knowledge with respect to inventory levels, sales trends and historical experience. The Company reserved $5.6 million and $2.8 million for continuing operations as of December 31, 2023 and 2022, respectively.
•Estimated quantity losses - The Company performs an annual physical count of inventory during the fourth quarter each year for all facilities. A reserve is established for the potential quantity losses that could occur subsequent to their physical inventory. This reserve is based upon the most recent physical inventory results. The Company had $0.5 million and $0.2 million reserved for physical inventory quantity losses for continuing operations as of December 31, 2023 and 2022, respectively.
Property, Plant and Equipment - Property, plant and equipment are stated at cost. Depreciation is determined based on the straight-line method over the estimated useful life of the assets. Substantially all depreciation is recorded within cost of goods sold on the consolidated statements of income (loss). Leasehold improvements are depreciated over the shorter of their useful lives or the remaining non-cancellable lease term, buildings are depreciated over a range of 10 years to 40 years, and machinery, fixtures and equipment are depreciated over a range of three years to 20 years. The costs of software licenses are amortized over five years using the straight-line method. The Company continually reviews the recoverability of the carrying value of long-lived assets. The Company also reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. When the future undiscounted cash flows of the operation to which the assets relate do not exceed the carrying value of the asset, the assets are written down to fair value.
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

Ascent Industries Co.
Notes to Consolidated Financial Statements

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
The quantitative goodwill impairment test used to identify potential impairment compares the fair value of a reporting unit with its carrying amount, including goodwill. Fair value represents the price a market participant would be willing to pay in a potential sale of the reporting unit and is based on a combination of an income approach, based on discounted future cash flows, and a market approach, based on market multiples applied to free cash flow. If the fair value exceeds the carrying value, then no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Any impairment identified is included within "goodwill impairment" in the consolidated statements of income (loss).
A reporting unit is an operating segment or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. During 2023 and 2022, goodwill was allocated to the Specialty Chemicals reporting unit.
The changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022 were as follows:

(in thousands)	Specialty Chemicals
Balance December 31, 2021	$12,637
Purchase Price Allocation Revision	(1,248)
Balance December 31, 2022	11,389
Goodwill Impairment	(11,389)
Balance December 31, 2023	$—
During the third quarter of 2023, the Company determined potential indicators of impairment within the Specialty Chemicals reporting unit, with an associated goodwill balance of $11.4 million existed. Macroeconomic conditions and pressures, increased risks within the broader specialty chemicals business, reporting unit operating losses and a decline in the reporting unit's net sales compared to forecast, collectively, indicated that the reporting unit had experienced a triggering event and the need to perform a quantitative evaluation of goodwill. The Company performed a discounted cash flow analysis and a market multiple analysis for the Specialty Chemicals reporting unit to determine the reporting unit's fair value. The discounted cash flow analysis included management assumptions for expected sales growth, capital expenditures and overall operational forecasts while the market multiple analysis included historical and projected performance, market capitalization, volatility and multiples for industry peers. Determining the fair value of the reporting unit and allocation of that fair value to individual assets and liabilities within the reporting unit to determine the implied fair value of the goodwill is judgmental in nature and requires the use of significant management estimates and assumptions. Any changes in the judgments, estimates, or assumptions could produce significantly different results. As a result of the goodwill impairment evaluation, it was concluded that the estimated fair value of the Specialty Chemicals reporting unit was below its carrying value by 27.6% resulting in a goodwill impairment charge of $11.4 million for the year ended December 31, 2023.
Intangible Assets - Intangible assets consists of customer relationships, trademarks and trade names, and represents the fair value of intellectual, non-physical assets resulting from business acquisitions and are amortized over their estimated useful lives using either an accelerated or straight-line method over a period of 15 years. Amortization expense is recorded in selling, general and administrative expense on the consolidated statements of income (loss).

Ascent Industries Co.
Notes to Consolidated Financial Statements

The gross carrying amount and accumulated amortization of intangible assets from continuing operations consist of the following:

	2023		2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Customer related	$14,604	$(6,685)	$14,604	$(5,201)
Trademarks and trade names	150	(17)	150	(12)
Other	500	(56)	500	(40)
Total definite-lived intangible assets	$15,254	$(6,758)	$15,254	$(5,253)

The Company recorded amortization expense related to intangible assets from continuing operations of $1.5 million and $1.9 million for 2023 and 2022, respectively.

Estimated amortization expense for the next five fiscal years based on existing intangible assets is as follows:

(in thousands)
2024	$1,487
2025	1,324
2026	1,102
2027	930
2028	786
Thereafter	2,867
Total	$8,496
Deferred Charges - Deferred charges represent debt issuance costs and are amortized over their estimated useful lives using the straight-line method over a period of four years and is recorded in interest expense on the consolidated statements of income (loss).
Deferred charges totaled $0.4 million as of December 31, 2023 and 2022, respectively. Accumulated amortization of deferred charges as of December 31, 2023 and 2022 totaled $0.3 million and $0.2 million, respectively.

The Company recorded amortization expense related to deferred charges of $0.1 million for 2023 and 2022.
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
Gains and losses on the disposal of assets are recorded as the difference between the net proceeds received, if any, and net carrying values of the assets disposed and are included in loss on disposal of assets and adjustments to assets held for sale, net in the consolidated statements of comprehensive (loss) income.

Ascent Industries Co.
Notes to Consolidated Financial Statements

Fair value measurements associated with long-lived asset impairments are included in Note 4 of the notes to the consolidated financial statements.
Discontinued Operations - The Company accounts for and classifies a business as a discontinued operation when the following criteria are met: the disposal group is a component of an entity, the component of the entity meets the held for sale criteria in accordance with our policy described above and the component of the entity represents a strategic shift in the entity's operating and financial results. See Note 2 for discussion on the Company's discontinued operations.
Assets Held for Sale - The Company classifies long-lived assets or disposal groups as held for sale in the period when all of the following conditions have been met:
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
We initially measure a long-lived asset or disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell and recognize any loss in the period in which the held for sale criteria are met. Gains are not recognized until the date of sale. We cease depreciation and amortization of a long-lived asset, or assets within a disposal group, upon their designation as held for sale and subsequently assess fair value less any costs to sell at each reporting period until the asset or disposal group is no longer classified as held for sale. See Note 4 for discussion on the Company's assets held for sale.
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
Right-of-use assets and operating lease liabilities are remeasured upon certain modifications to leases using the present value of the remaining lease payments and estimated incremental borrowing rate upon lease modification. The difference between the remeasured right-of-use asset and the operating lease liabilities are recognized as a gain or loss within operating expenses. The Company reviews any changes to its lease agreements for potential modifications and/or indicators of impairment of the respective right-of-use asset. Operating leases are included in right-of-use assets, current portion of operating lease liabilities and long-term portion of operating lease liabilities on the accompanying consolidated balance sheets. Finance leases are included in property, plant and equipment, current portion of finance lease liabilities and long-term portion of finance lease liabilities. See Note 7 for additional information on the Company's leases.
The Company subleases portions of certain properties that are not used in its operations. Sublease income was $0.4 million for 2023. Sublease income was $0.2 million for 2022.
Revenue Recognition - Revenues are recognized when control of the promised goods or services is transferred to our customers upon shipment, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The Company's revenues are derived from contracts with customers where performance obligations are satisfied

Ascent Industries Co.
Notes to Consolidated Financial Statements

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
Shipping Costs - Shipping costs are treated as fulfillment activities at the time control and title of the promised good and services rendered are transferred to the customer. Shipping costs from continuing operations of approximately $3.4 million and $4.3 million in 2023 and 2022, respectively, are recorded in cost of goods sold on the consolidated statements of income (loss).
Share-Based Compensation - Share-based payments to employees, including grants of employee stock options, are recognized in the consolidated statements of income (loss) as compensation expense (based on their estimated fair values at grant date) generally over the vesting period of the awards using the straight-line method. Any forfeitures of share-based awards are recorded as they occur. See Note 10 for additional information on the Company's accounting for share-based payments.
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
Earnings Per Share - Earnings per share of common stock are computed based on the weighted average number of basic and diluted shares outstanding during each period. See Note 12 for additional information on the Company's earnings per share.
Concentrations of Credit Risk - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits and trade accounts receivable. The Company monitors the financial institutions where it invests its cash and cash equivalents as well as performs credit reviews of potential customers when extending credit to purchase and periodic reviews of existing customers to mitigate exposure and risk. The Tubular Products segment has one customer that accounted for approximately 17% of the segment's revenues for 2023. There were no customers representing more than 10% of the Tubular Products segment's revenues for 2022. The Specialty Chemicals segment has one customer that accounted for approximately 24% of the segment's revenues for 2023 and 21% of the segment's revenues for 2022.
Accounting Pronouncements Recently Adopted - On March 31, 2023, the Company adopted ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting. The ASU, and subsequent clarifications, provide practical expedients for contract modification accounting related to the transition away from the London Interbank Offered Rate (LIBOR) and other interbank offering rates to alternative reference rates. The expedients are applicable to contract modifications made and hedging relationships entered into on or before December 31, 2024. The Company intends to use the expedients where needed for reference rate transition. The adoption of this standard by the Company did not have a material effect on the consolidated financial statements or footnote disclosures..

Ascent Industries Co.
Notes to Consolidated Financial Statements

Accounting Pronouncements Not Yet Adopted - In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and footnote disclosures.
In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The amendments also require that all entities disclose more detailed information about income taxes paid, including by jurisdiction; pretax income (or loss) from continuing operations; and income tax expense (or benefit). The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and footnote disclosures.
Recent accounting pronouncements pending adoption not discussed in this Form 10-K are either not applicable to the Company or are not expected to have a material impact on the Company.
Note 2: Discontinued Operations
Munhall Closure
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
During the second quarter of 2023, the Board of Directors of the Company made the decision to permanently cease operations at Munhall. The Company ceased operations effective August 31, 2023. It is anticipated that the complete exit and disposal of all assets at Munhall will be completed within one year from the date the decision was made to permanently cease operations. The strategic decision to cease operations at Munhall is part of the Company’s ongoing efforts to consolidate manufacturing to drive an increased focus on its core operations and to improve profitability while driving operational efficiencies.
As a result of this decision, during the second quarter of 2023, the Company incurred asset impairment charges of $6.4 million related to the write down of inventory and long-lived assets as well as $1.4 million in increased reserves on accounts receivable at the facility. During the third quarter of 2023, the Company incurred additional asset impairment charges of $2.4 million related to the write down of inventory to net realizable value. Certain assets of Munhall were also classified as held for sale and the results of operations previously reported under the Tubular Products segment have been classified as discontinued operations for all periods presented. See Note 4 for further discussion of the assets held for sale and related fair value measurements.

Divestiture of Specialty Pipe & Tube, Inc.
On December 22, 2023, the Company and its wholly-owned subsidiary Specialty Pipe & Tube, Inc. (“SPT”) entered into an Asset Purchase Agreement pursuant to which Ascent and SPT sold substantially all of the assets primarily related to SPT to Specialty Pipe & Tube Operations, LLC, a Delaware limited liability company. The consideration for the transaction was approximately $55 million of cash proceeds subject to certain closing adjustments. The transaction closed on December 22, 2023. Ascent and Purchaser also entered into a Transition Services Agreement (the “TSA”) and an Employee Leasing Agreement (the “ELA”) each dated December 22, 2023, pursuant to which Ascent has agreed to provide certain transition services and to lease certain employees to Purchaser immediately after the closing for certain agreed upon transition periods. As result of the sale, SPT results of operations are classified under discontinued operations for all periods presented. Prior to the divestiture, SPT was reported under the Company's Tubular Products segment.

Ascent Industries Co.
Notes to Consolidated Financial Statements

The following table presents the aggregate carrying amounts of the classes of assets and liabilities of the Company's discontinued operations:

(in thousands)	December 31, 2023	December 31, 2022
Carrying amounts of assets included as part of discontinued operations:
Cash and cash equivalents	$—	$1
Accounts receivable, net	778	11,918
Inventories	—	46,781
Prepaid expenses and other current assets	83	1,212
Current assets classified as discontinued operations	861	59,912
Property, plant and equipment, net	—	6,812
Right-of-use assets, operating leases, net	—	82
Intangible assets, net	—	386
Other non-current assets, net	—	1,904
Long-term assets classified as discontinued operations	—	9,184
Total assets classified as discontinued operations	$861	$69,096

Carrying amounts of current liabilities included as part of discontinued operations:
Accounts payable	$107	$8,617
Accrued expenses and other current liabilities	1,366	1,051
Current portion of operating lease liabilities	—	41
Total current liabilities classified as discontinued operations	$1,473	$9,709

Carrying amounts of long-term liabilities included as part of discontinued operations:
Long-term portion of operating lease liabilities	$—	$42
Total liabilities classified as discontinued operations	$1,473	$9,751
In May of 2023, the Company was named as a defendant in a lawsuit filed in the U.S. District Court for the Western District of Pennsylvania, asserting various claims for breach of contracts resulting in losses to the plaintiff and seeking damages in the amount of $0.8 million plus prejudgment interest and attorney's fees. Although we continue to defend ourselves against the claims, we believe we may incur a material loss in this matter and that our financial statements could be materially affected by an adverse decision regarding the assessment of damages incurred by the plaintiff. Accordingly, the Company has an estimated liability of $1.0 million for expected losses related to this lawsuit as of December 31, 2023.

Ascent Industries Co.
Notes to Consolidated Financial Statements

The financial results of the Company's discontinued operations are presented as income from discontinued operations, net of tax on the consolidated statements of income (loss). The following table summarizes the results of the Company's discontinued operations:

	(Unaudited)
	Three Months Ended December 31,		Year Ended December 31,
(in thousands)	2023	2022	2023	2022
Net sales	$7,214	$27,381	$64,760	$152,154
Cost of sales	8,115	30,674	64,507	138,909
Gross profit	(901)	(3,293)	253	13,245

Selling, general and administrative expense	1,261	2,088	7,587	7,311
Acquisition costs and other	355	96	568	96
Gain on sale of assets	(26,348)	—	(26,348)	—
Asset impairments	—	—	8,720	—
Earnout adjustments	—	—	—	(7)
Operating income (loss) of discontinued operations	23,831	(5,477)	9,726	5,845
Loss on classification as held for sale	—	—	83	—
Income (loss) from discontinued operations before income taxes	23,831	(5,477)	9,643	5,845
Income tax provision (benefit)	5,157	(1,102)	2,121	1,357
Net income (loss) from discontinued operations	$18,674	$(4,375)	$7,522	$4,488
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
The following table presents the Company's revenues, disaggregated by product group from continuing operations:

(in thousands)	2023	2022
Fiberglass and steel liquid storage tanks and separation equipment	$50	$411
Stainless steel pipe and tube	109,513	154,040
Specialty chemicals	83,616	107,542
Net sales	$193,179	$261,993
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

(in thousands)	2023	2022
Point-in-time	$175,280	$235,344
Over-time	$17,899	$26,649

Ascent Industries Co.
Notes to Consolidated Financial Statements

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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
For the fiscal year ended December 31, 2023 and 2022, the Company's only significant measurements of assets and liabilities at fair value on a non-recurring basis subsequent to their initial recognition were certain long-lived assets, certain assets held for sale and goodwill (see Note 1 to the consolidated financial statements for additional information regarding this Level 3 fair value measurement).
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

During the second quarter of 2023, the Board of Directors of the Company made the decision to permanently cease operations at the Munhall facility. The Company ceased operations effective August 31, 2023. As a result of this decision, it was determined to be more likely than not that the assets of Munhall would be sold or otherwise disposed of significantly before the end of their previously estimated useful lives, and therefore, experienced a triggering event and were evaluated for recoverability. Based on this evaluation, inventory at Munhall was written down to its net realizable value of $16.0 million and certain long-lived assets, including intangible assets, were written down to their estimated fair value of $2.6 million, resulting in asset impairment charges of $6.4 million in the second quarter of 2023.

Ascent Industries Co.
Notes to Consolidated Financial Statements

During the third quarter of 2023, the remaining inventory at Munhall was written down to its net realizable value of $4.0 million resulting in asset impairment charges of $2.4 million in the third quarter of 2023. See Note 2 for further information on the Company's discontinued operations.

Assets Held-for-Sale
As a result of the Company's decision to cease operations and exit Munhall, during the year end December 31, 2023, certain assets of Munhall were classified as held for sale and classified as Level 2 fair value measurements. The Company remains obligated under the terms of the leases for the rent and other costs that may be associated with the lease of the Munhall facility through 2036. The Company is actively pursuing a sublease for the facility.
Munhall assets classified as held for sale as are as follows:

(in thousands)	December 31, 2023	December 31, 2022
Property, plant and equipment, net	2,374	—
Other assets, net	538	—
Assets held for sale	$2,912	$—

On February 17, 2021 the Board of Directors authorized the permanent cessation of operations at Palmer and the subleasing of the Palmer facility. As of December 31, 2021, the Company permanently ceased operations at the Palmer facility and determined that the remaining asset group met the criteria to be classified as held for sale, and therefore classified the related assets as held for sale on the consolidated balance sheets. The Company determined that the exit from this business did not represent a strategic shift that had a major effect on its consolidated results of operations, and therefore this business was not classified as discontinued operations. As of December 31, 2023, the remaining Palmer assets continue to be classified as held for sale with the remaining assets to be disposed of in the first quarter of 2023. The results of operations for this business are included within the Tubular Products segment for all periods presented in this annual report. The Company uses observable inputs, such as prices of comparable assets in active markets to determine the fair value of the remaining assets. The Company classifies these fair value measurements as Level 2.

Palmer assets classified as held for sale as of December 31, 2023 and 2022 are as follows:

(in thousands)	2023	2022
Inventory, net	$—	$198
Property, plant and equipment, net	—	182
Assets held for sale	$—	$380

The Company remains obligated under the terms of the leases for the rent and other costs that may be associated with the lease of the facility through 2036. During the fourth quarter of 2022, the Company entered into an amended sublease agreement with a third party to sublease the entirety of the Palmer facility. The sublease agreement amends the previous sublease agreement entered into in the fourth quarter of 2021 and continues through the remaining term of the Master Lease Agreement. The sublease will expire on September 30, 2036, unless terminated in accordance with the amended sublease agreement. The sublease provides for an annual base rent of approximately $0.4 million in the first year, which increases on an annual basis by 2.0%. The sublessee is responsible for its pro rata share of certain costs, taxes and operating expenses related to the subleased space. The sublease includes an initial security deposit of $0.1 million.
Fair Value of Financial Instruments
The fair values of cash and cash equivalents, accounts receivable, accounts payable and the Company's note payable approximated their carrying value because of the short-term nature of these instruments. The Company's revolving line of credit and long-term debt, which is based on a variable interest rate, are also reflected in the financial statements at carrying value which approximates fair value as of December 31, 2023. The carrying amount of cash and cash equivalents are considered Level 1 measurements. The carrying amounts of accounts receivable, accounts payable, note payable, revolving line of credit and long-term debt are considered Level 2 measurements. See Note 6 for further information on the Company's debt.

Ascent Industries Co.
Notes to Consolidated Financial Statements

Note 5: Property, Plant and Equipment
Property, plant and equipment consist of the following:

(in thousands)	2023	2022
Land	$723	$723
Leasehold improvements	3,079	3,495
Buildings	1,534	1,534
Machinery, fixtures and equipment	93,758	98,225
Construction-in-progress	1,330	1,657
	100,424	105,634
Less accumulated depreciation and amortization	(70,669)	(70,100)
Property, plant and equipment, net	$29,755	$35,534

The following table sets forth depreciation expense related to property, plant and equipment:

(in thousands)	2023	2022
Cost of sales	$5,918	$6,196
Selling, general and administrative	243	225
Total depreciation	$6,161	$6,421
Note 6: Debt
Short-term debt
On June 13, 2023, the Company entered into a note payable in the amount of $0.9 million with an interest rate of 3.70% maturing April 1, 2024. The agreement is associated with the financing of the Company's insurance premium in the current year. As of December 31, 2023, the outstanding balance was $0.4 million.

Credit Facilities

(in thousands)	2023	2022
Revolving line of credit, due January 15, 2025	$—	$67,442
Term loan, due January 15, 2025	—	4,107
Total long-term debt	—	71,549
Less: Current portion of long-term debt	—	(2,464)
Long-term debt, less current portion	$—	$69,085

During the first quarter of 2023, the Company entered into an Amended and Restated Credit Agreement with BMO Harris Bank, N.A. ("BMO") to replace LIBOR with the Secured Overnight Funding Rate ("SOFR").

During the fourth quarter of 2023, the Company entered into a Limited Consent, Second Amendment to Credit Agreement and Omnibus Amendment to Loan Documents with BMO Bank N.A. and the other lenders under the Company’s credit facility (the “Credit Facility Amendment”). The Credit Facility Amendment contains a consent for the SPT divestiture, released the lien on the assets of SPT and removed SPT as a loan party. The Credit Facility Amendment also reduced the maximum revolving loan commitment under the credit facility from $105 million to $80 million, and increased the interest rate for the credit facility from SOFR plus an interest rate margin of between 1.60% and 1.70% to SOFR plus an interest rate margin of between 1.85% and 2.10%, depending on average availability under the credit facility and the Company’s consolidated fixed charge coverage ratio. As required by the Credit Facility Amendment, the Company used the proceeds from the SPT divestiture to prepay in full the term loan in the original principal amount of $5 million under the credit facility and used the remaining proceeds to prepay in part the revolving loans under the credit facility.

Ascent Industries Co.
Notes to Consolidated Financial Statements

The borrowing capacity under the credit facility totals $80.0 million consisting of a $80.0 million revolving line of credit which includes a $17.5 million machinery and equipment sub-limit.

We have pledged all of our accounts receivable, inventory, and certain machinery and equipment as collateral for the Credit Agreement. Availability under the Credit Agreement is subject to the amount of eligible collateral as determined by the lenders' borrowing base calculations. Amounts outstanding under the revolving line of credit currently bear interest at (a) the Base Rate (as defined in the Credit Agreement) plus 0.75% or (b) SOFR plus 1.85%. The Credit Agreement also provides an unused commitment fee based on the daily used portion of the credit facility.

The revolving line of credit interest rate was 6.20% and 5.18% as of December 31, 2023 and 2022, respectively. Average borrowings under the revolving line of credit during 2023 and 2022 were $55.6 million and $71.0 million with a weighted average interest rate of 7.22% and 3.67%, respectively.

The term loan interest rate was 6.38% as of December 31, 2022.
The Company made interest payments on all credit facilities of $4.0 million and 2.6 million in 2023 and 2022, respectively.
As of December 31, 2023, the Company has no principal payments outstanding on long-term debt.
Pursuant to the Credit Agreement, the Company was required to pledge all of its tangible and intangible properties, including the stock and membership interests of its subsidiaries. The Credit Agreement contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $7.5 million and (ii) 10% of the revolving credit facility (currently $8.0 million). As of December 31, 2023, the Company was in compliance with all financial debt covenants.
As of December 31, 2023, the Company had $61.8 million of remaining availability under it credit facility.

Note 7: Leases
The Company's portfolio of leases contains both finance and operating leases that relate to real estate and manufacturing equipment. Substantially all of the value of the Company's lease portfolio relates to the Master Lease with Store Master Funding XII, LLC (“Store”), an affiliate of Store Capital Corporation ("Store Capital") that was entered into in 2016 and amended with the American Stainless acquisition in 2019 as well as the sale of land at the Munhall facility in 2020. As of December 31, 2023, operating lease liabilities related to the master lease agreement with Store Capital totaled $30.6 million, or 94% of the total lease liabilities on the consolidated balance sheet.
During the year ended December 31, 2023, the Company entered into new operating lease agreements resulting in an additional $0.5 million of right-of-use assets and lease liabilities.

Balance Sheet Presentation
Operating and finance lease amounts from continuing operations are as follows (in thousands):

		Year Ended December 31,
Classification	Financial Statement Line Item	2023	2022
Operating lease assets	Right-of-use assets, operating leases	$27,784	$29,142
Finance lease assets	Property, plant and equipment, net	1,543	1,494
Current liabilities	Current portion of lease liabilities, operating leases	1,140	1,015
Current liabilities	Current portion of lease liabilities, finance leases	292	280
Non-current liabilities	Non-current portion of lease liabilities, operating leases	29,729	30,869
Non-current liabilities	Non-current portion of lease liabilities, finance leases	$1,307	$1,242

Ascent Industries Co.
Notes to Consolidated Financial Statements

Total Lease Cost
Individual components of the total lease cost incurred by the Company are as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Operating lease cost[1]	$3,945	$4,108
Finance lease cost:
Reduction in carrying amount of right-of-use assets	334	273
Interest on finance lease liabilities	85	36
Sublease income	(394)	(187)
Total lease cost	$3,970	$4,230
1Includes short term leases, which are immaterial

Reduction in carrying amounts of right-of-use assets held under finance leases is included in depreciation expense. Minimum rental payments under operating leases are recognized on a straight-line method over the term of the lease including any periods of free rent and are included in selling, general, and administrative expense on the consolidated statements of income (loss).

Maturity of Leases
The amounts of undiscounted future minimum lease payments under leases as of December 31, 2023 are as follows:

(in thousands)	Operating	Finance
2024	$3,651	$367
2025	3,671	361
2026	3,691	361
2027	3,765	361
2028	3,840	303
Thereafter	32,312	85
Total undiscounted minimum future lease payments	50,930	1,838
Imputed Interest	(20,061)	(239)
Total lease liabilities	$30,869	$1,599

Lease Term and Discount Rate

	Year Ended December 31,
	2023	2022
Weighted-average discount rate
Operating leases	8.33%	8.27%
Finance leases	5.92%	2.32%
Weighted-average remaining lease term
Operating leases	12.67 years	13.59 years
Finance leases	5.07 years	6.06 years

Ascent Industries Co.
Notes to Consolidated Financial Statements

Note 8: Accrued Expenses
Accrued expenses for continuing operations consist of the following:

(in thousands)	2023	2022
Salaries, wages, and commissions	$1,706	$1,989
Taxes, other than income taxes	359	844
Advances from customers	62	98
Insurance	1,129	553
Professional fees	694	482
Warranty reserve	4	29
Benefit plans	427	383
Customer rebate liability	243	194
Other accrued items	484	937
Total accrued expenses	$5,108	$5,509

Note 9: Shareholders' Equity
Authorized shares of common stock were $24.0 million ($1.00 par value) at December 31, 2023 and 2022.
Share Repurchase Program
The share repurchase program allows for repurchase of up to 790,383 shares of the Company's outstanding common stock and expires on February 17, 2025. The shares will be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Under the program, the purchases will be funded from available working capital, and the repurchased shares will be returned to the status of authorized, but unissued shares of common stock or held in treasury. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. As of December 31, 2023, the Company has 536,871 shares of its share repurchase authorization remaining.
Shares repurchased for the year ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023	2022
Number of shares repurchased	143,108	110,404
Average price per share	$8.97	$12.16
Total cost of shares repurchased[1]	$1,287,416	$1,345,540
1Includes broker fees incurred as part of repurchase transactions

Dividends
At the end of each fiscal year the Board reviews the financial performance and capital needed to support future growth to determine the amount of cash dividend, if any, which is appropriate. In 2023 and 2022, no dividends were declared or paid by the Company.

Ascent Industries Co.
Notes to Consolidated Financial Statements

Note 10: Accounting for Share-Based Payments
Overview of Share-Based Payment Plans
The Company has a number of active and inactive equity incentive plans (the "Incentive Plans") under which the Company has been authorized to grant share-based awards to key employees and non-employee directors. A total of 0.8 million shares have been authorized for grant to key employees and non-employee directors under the Company's currently active Incentive Plans. As of December 31, 2023, there were 0.4 million shares remaining available for grants under the currently active equity Incentive Plans.

The Company recognized share-based compensation expense within SG&A expense on the consolidated statements of income (loss) of $1.1 million and $1.4 million in 2023 and 2022, respectively.

Total unrecognized share-based payment expense for all share-based payment plans was $0.8 million at December 31, 2023, of which $0.6 million is expected to be recognized in 2024, $0.1 million in 2025, and $0.1 million thereafter. This results in these amounts being recognized over a weighted-average period of 1.57 years.

Stock Options
Stock options have terms of 10 years and vest in 20% or 33% increments annually on a cumulative basis, beginning one year after the date of grant, and are assigned an exercise price equal to the average of the high and low common stock price on the day prior to the date of grant. Options are expensed on a straight-line basis over the grant vesting period, which is considered to be the requisite service period. There was no compensation expense charged against income for options in 2023. Compensation expense charged against income for options was insignificant for 2022.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. When determining expected volatility, the Company considers the historical volatility of the Company’s stock price. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, based on the options’ expected term. The Company granted no new options in 2023 or 2022.
Transactions related to stock options for the year ended December 31, 2023 are summarized as follows:

	Weighted Average Exercise Price	Options Outstanding	Weighted Average Contractual Term (in years)	Intrinsic Value of Options
Outstanding at December 31, 2022	$13.66	118,142	5.2	$—
Exercised	—	—
Canceled, forfeited, or expired	13.70	(11,945)
Outstanding at December 31, 2023	$13.65	106,197	4.8	$—
Vested and expected to vest at December 31, 2023[1]	$—	—	—	$—
Exercisable options	$13.65	106,197	4.8	$—
1Includes outstanding vested and nonvested options

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

Ascent Industries Co.
Notes to Consolidated Financial Statements

All awards are expensed on a straight-line basis over the grant vesting period, which is considered to be the requisite service period. The weighted average period over which the restricted stock awards compensation expense is expected to be recognized is 1.54 years.
Transactions related to restricted stock awards for the year ended December 31, 2023 are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	79,103	$17.31
Granted	47,158	9.74
Vested	(47,875)	15.74
Forfeited	(10,179)	15.56
Nonvested at December 31, 2023	68,207	$12.57

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

The performance stock units are divided into tranches, each one vesting on the date the thirty-day volume-weighted average price of the Company's common stock `meets or exceeds the price target as set forth in the table below:

	Shares	Volume Weighted Average Price Target
Tranche I	4,902	$13.00
Tranche II	52,566	15.00
Tranche III	4,902	16.00
Tranche IV	2,566	17.50
Tranche V	4,902	19.00
Tranche VI	52,567	20.00
Tranche VII	2,230	22.50
Tranche VIII	100,000	25.00
Tranche IX	40,000	27.50
Tranche X	30,000	30.00
Tranche XI	30,000	$35.00

The fair value of the performance stock units granted with a market performance condition are determined using a Monte Carlo simulation considering historical performance of the Company's stock as well as the probability of attaining the market performance condition determined on the date of grant. Expense is recognized on a straight-line method over the requisite service period. Performance stock units do not have dividend rights. The weighted average period over which the performance stock units compensation expense is expected to be recognized is 1.71 years.

The weighted-average grant-date fair value per unit of performance stock units granted was $0.64 and $3.92 in 2023 and 2022, respectively. There were no performance stock units vesting in 2023 and 2022.

Ascent Industries Co.
Notes to Consolidated Financial Statements

Transactions related to performance stock units for the year ended December 31, 2023 were as follows:

	Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2022	159,663	$3.92
Granted	172,405	0.64
Forfeited	(7,433)	4.73
Outstanding at December 31, 2023	324,635	$2.16

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
In general, 50% of the inducement awards vest based on the achievement of thirty-day volume weighted average price targets of a Company share of stock and 50% vest on the third anniversary of the grant date. The fair value of the market based portion of inducement awards are determined using a Monte Carlo simulation considering historical performance of the Company's stock as well as the probability of attaining the market condition determined on the date of grant. The fair value of the time based portion of inducement awards are determined based on the average of the high and low common stock price on the day prior to the date of grant. Transactions related to inducement stock awards as of December 31, 2023 were as follows:

	Units	Weighted-Average Grant Date Fair Value
Outstanding December 31, 2022	21,686	$10.61
Vested	—	—
Forfeited/Canceled	(16,784)	$10.72
Outstanding December 31, 2023	4,902	$10.21
There were no inducement awards that vested in 2023. The total fair value of inducement awards vesting was approximately $0.2 million in 2022 The weighted average period over which inducement award compensation cost is expected to be recognized is 0.51 years.

Non-Employee Director Compensation Plan
Non-employee directors are paid an annual retainer of $115,000. Each non-employee director appointed to serve as a chairperson of a standing board committee receives the following annual retainer: Audit Committee: $10,000; Compensation Committee: $7,500; Nominating and Corporate Governance Committee: $6,000. The committee chairperson retainer is in addition to the board retainer. Each director has the opportunity to elect to receive 100% of the retainer in restricted stock with a minimum of $30,000 of the retainer in restricted stock. The amount of the retainer elected to be paid in restricted stock vests quarterly over a one year period. The number of restricted shares is determined by the average of the high and low sale price of the Company's stock on the day prior to the Annual Meeting of Shareholders. In 2023, the Company issued an aggregate of 27,432 shares of restricted stock to non-employee directors in lieu of $0.3 million of their annual cash retainer fees. The weighted average period over which the non-employee director award compensation expense is expected to be recognized is 1.23 years.

Ascent Industries Co.
Notes to Consolidated Financial Statements

Note 11: Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities from continuing operations are as follows at the respective year ends:

(in thousands)	2023	2022
Deferred income tax assets:
Inventory valuation reserves	$1,829	$963
Inventory capitalization	360	907
Accrued bonus	127	150
State net operating loss carryforwards	2,239	1,572
Federal net operating loss carryforwards	2,209	1,088
Lease liabilities	7,415	7,744
Interest Limitation Carryforwards	1,396	555
Intangible asset basis differences	2,564	3,262
Other	1,932	1,192
Total deferred income tax assets	20,071	17,433
State valuation allowance	(1,641)	(1,371)
Total net deferred income tax assets	18,430	16,062

Deferred income tax liabilities:
Fixed asset basis differences	5,478	7,184
Prepaid expenses	445	418
Lease assets	6,699	7,107
Total deferred income tax liabilities	12,622	14,709
Deferred income taxes, net	$5,808	$1,353

Significant components of the provision for income taxes are as follows:

(in thousands)	2023	2022
Current:
Federal	$(561)	$(189)
State	191	137
Total current	(370)	(52)
Deferred:
Federal	(5,965)	(4,903)
State	(589)	(613)
Total deferred	(6,554)	(5,516)
Total	$(6,924)	$(5,568)

Ascent Industries Co.
Notes to Consolidated Financial Statements

The reconciliation of income tax computed at the U. S. federal statutory tax rates to income tax expense is:

(in thousands)	2023		2022
	Amount	%	Amount	%
Tax at U.S. statutory rates	$(8,616)	21.0%	$2,522	21.0%
State income taxes, net of federal tax benefit	(585)	1.4%	184	1.5%
Federal and State valuation allowance	270	(0.7)%	(2,366)	(19.7)%
Stock option compensation	87	(0.2)%	(173)	(1.4)%
Tax Benefits Associated with Palmer Closure	—	—%	(5,707)	(47.5)%
Other nondeductible expenses	33	(0.1)%	51	0.4%
Goodwill impairment	2,049	(5.0)%	—	—%
Other, net	(162)	0.5%	(79)	(0.7)%
Total	$(6,924)	16.9%	$(5,568)	(46.4)%

The Company's effective tax rate for 2023 was less than the U.S. statutory rate of 21% primarily driven by tax benefits associated with non-deductible goodwill impairment. The Company's effective tax rate for 2022 was less than the U.S. statutory rate of 21% primarily driven by tax benefits associated with the closure of Palmer and the release of valuation allowances on certain deferred tax assets, partially offset by state taxes.

The Company made income tax payments of $0.9 million and $7.8 million in 2023 and 2022, respectively. The Company has $10.5 million of U.S. Federal net operating loss carryforwards and $6.6 million of interest limitation carryforwards at the end of 2023 compared to $5.2 million of U.S. Federal net operating loss carryforwards and $2.6 million interest limitation carryforwards at the end of 2022. The Company believes that these carryforwards are more likely than not to be utilized in future periods. The majority of these carryforwards are not subject to expiration.

In addition, on a gross basis the Company had state net operating loss carryforwards of $49.0 million and $37.2 million at the end of 2023 and 2022, respectively. As of the end of 2023, the Company had recognized a state valuation allowance of $1.6 million. This represents a $0.3 million increase year-over-year primarily driven by losses in jurisdictions for which we believe it is not more likely than not to be utilized in future periods. The majority of these losses will expire between the years of 2023 and 2043, while certain losses are not subject to expiration.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal examinations for years before 2020 or state examinations for years before 2019.

The Company had no uncertain tax position activity during 2023 or 2022. The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in the provision for income taxes. The Company had no accruals for uncertain tax positions including interest and penalties at the end of 2023.

Ascent Industries Co.
Notes to Consolidated Financial Statements

Note 12: Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share data)	2023	2022
Numerator:
Net (loss) income from continuing operations	$(34,151)	$17,578
Net income from discontinued operations	7,522	4,488
Net (loss) income	(26,629)	22,066
Denominator:
Weighted average common shares outstanding	10,140	10,230
Effect of dilutive securities:
Employee stock options and stock grants	—	180
Denominator for diluted earnings per share - weighted average shares	10,140	10,410

Net (loss) income per share from continuing operations:
Basic	$(3.37)	$1.72
Diluted	$(3.37)	$1.69

Net income per share from discontinued operations:
Basic	$0.74	$0.44
Diluted	$0.74	$0.43

Net (loss) income per share:
Basic	$(2.63)	$2.16
Diluted	$(2.63)	$2.12
The diluted earnings per share calculations exclude the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. The Company had an $0.1 million shares of common stock that were anti-dilutive in 2023. The Company had 0.2 million shares of common stock that were anti-dilutive in 2022.

Ascent Industries Co.
Notes to Consolidated Financial Statements

Note 13: Industry Segments
Ascent Industries Co. has two reportable segments: Tubular Products and Specialty Chemicals. The Tubular Products segment includes the operating results of the Company’s plants involved in the production of stainless steel pipe and tube. The Tubular Products segment serves markets through pipe and tube and customers in the appliance, architectural, automotive and commercial transportation, brewery, chemical, petrochemical, pulp and paper, mining, power generation (including nuclear), water and waste-water treatment, liquid natural gas ("LNG"), food processing, pharmaceutical, oil and gas and other industries.

On January 1, 2023, the Company changed the grouping of certain immaterial revenue and expenses associated with the ceased Palmer operations. As a result, certain prior period Tubular Products segment results have been reclassified to All Other to be comparable to the current period's presentation. During the second quarter of 2023, the Board of Directors made the decision to permanently cease operations at the Company’s Munhall facility, which was effective August 31, 2023. As a result, certain prior period Tubular Products segment results have been reclassified to remove Munhall's results from continuing operations to discontinued operations. On December 22, 2023, the Company and its wholly-owned subsidiary Specialty Pipe & Tube, Inc. (“SPT”) entered into an Asset Purchase Agreement pursuant to which Ascent and SPT sold substantially all of the assets primarily related to SPT to Specialty Pipe & Tube Operations, LLC, a Delaware limited liability company. The transaction closed on December 22, 2023. As a result, prior period Tubular Products segment results have been reclassified to remove SPT's results from continuing operations to discontinued operations.

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

Ascent Industries Co.
Notes to Consolidated Financial Statements

The following table summarizes certain information regarding segments of the Company's continuing operations:

(in thousands)	2023	2022
Net sales
Tubular Products	$109,513	$154,040
Specialty Chemicals	83,616	107,542
All Other	50	411
	$193,179	$261,993
Operating (loss) income
Tubular Products	$(11,210)	$22,182
Specialty Chemicals	(12,558)	6,971
All Other	(801)	(509)
	(24,569)	28,644

Corporate
Unallocated corporate expenses	(12,018)	(12,997)
Acquisition costs and other	(843)	(1,104)
Total Corporate	(12,861)	(14,101)
Operating (loss) income	(37,430)	14,543
Interest expense	4,238	2,742
Other income, net	(593)	(209)
(Loss) income before income taxes	$(41,075)	$12,010

Identifiable assets
Tubular Products	$70,548	$89,050
Specialty Chemicals	49,547	72,990
Corporate & Other	42,339	37,907
	$162,434	$199,947
Depreciation and amortization
Tubular Products	$3,145	$3,451
Specialty Chemicals	4,432	4,749
Corporate & Other	89	74
	$7,666	$8,274
Capital expenditures
Tubular Products	$1,104	$2,076
Specialty Chemicals	1,519	1,140
Corporate & Other	262	178
	$2,885	$3,394
Sales by product group
Fiberglass and steel liquid storage tanks and separation equipment	$50	$411
Stainless steel pipe and tube	109,513	154,040
Specialty chemicals	83,616	107,542
	$193,179	$261,993
Geographic sales
United States	$188,241	$253,693
Elsewhere	4,938	8,300
	$193,179	$261,993

Ascent Industries Co.
Notes to Consolidated Financial Statements

Note 14: Benefit Plans and Collective Bargaining Agreements
The Company has a 401(k) Employee Stock Ownership Plan (the "401(k)/ESOP Plan") covering all non-union employees. Beginning January 1, 2023 the plan was extended to include all non-union and union employees at the Company's Virginia facility. Employees can contribute to the 401(k)/ESOP Plan up to 100% of their wages with a maximum of $22,500 for 2023. Under the Economic Growth and Tax Relief Reconciliation Act, employees who are age 50 or older could contribute an additional $7,500 per year for a maximum of $30,000 for 2023. Contributions by the employees are invested in one or more funds at the direction of the employee; however, employee contributions cannot be invested in Company stock. Contributions by the Company are made in accordance with the investment elections made by each participant for his or her deferral contributions. The Company contributes on behalf of each eligible participant a matching contribution equal to a percentage determined each year by the Board of Directors. For 2023 and 2022 the maximum was 100% of employee contributions up to a maximum of 4% of their eligible compensation. The matching contribution is applied to the employee accounts after each payroll. Matching contributions of approximately $1.0 million were made for 2023 and $0.7 million for 2022. The Company may also make a discretionary contribution, which if made, would be distributed to all eligible participants regardless of whether they contribute to the 401(k)/ESOP Plan. No discretionary contributions were made to the 401(k)/ESOP Plan in 2023 or 2022.
The Company has a 401(k) and Profit Sharing Plan (the "Bristol Plan") covering all employees as part of the United Steel Workers of America, Local Union 4586 Collective Bargaining Agreement (the "Bristol CBA"). Employees can contribute to the Bristol Plan up to 60% of pretax annual compensation, as defined in the Bristol Plan, with a maximum of $22,500 for 2023. Under the Economic Growth and Tax Relief Reconciliation Act, employees who are age 50 or older could contribute an additional 7,500 per year for a maximum of 30,000 for 2023. During 2023 and 2022, the Company contributed 4% of a participant's eligible compensation regardless of whether the participants contribute to the Bristol Plan. The Company's contributions were $0.3 million for both 2023 and 2022. Additional profit sharing amounts may also be contributed at the option of the Company's Board of Directors, which if made, would be allocated to participants based on the ratio of the participant's compensation to the total compensation of all participants eligible to participate in the Bristol Plan. No discretionary contributions were made to the Bristol Plan in 2023 or 2022.
During 2022, the Company also maintained a 401(k) Plan (the "Virginia Plan") covering substantially all employees at the Virginia facility. The Company contributed on behalf of each eligible participant a matching contribution equal to a percentage determined each year by the Board of Directors. For 2022 the maximum was 100% of employee contributions up to the first 3% of their eligible compensation and 50% for employee contributions from 3% to 6%. Matching contributions of $0.4 million were made under the Virginia Plan for 2022. The Company also maintains a Collective Bargaining Agreement (the "Virginia CBA") with the United Food and Commercial Workers, Local Union 400 (the "Virginia Union"), which represents employees at the Virginia facility and is required to make additional quarterly contributions for hourly employees who had a hire date prior to June 1, 2013. Additional quarterly matching contributions of approximately $34,734 were made for 2023 and $37,743 for 2022.
The Company maintains a Collective Bargaining Agreement (the "Mineral Ridge CBA") with the United Steel Workers of America, Local Union 4564-07, which represents employees at the Mineral Ridge facility. In connection with the Mineral Ridge CBA, the Company contributes to union-sponsored defined contribution retirement plans. Contributions relating to these plans were $37,818 and $40,835 for 2023 and 2022, respectively. The employees at this facility are covered under the Employee Leasing Services Agreement entered into as part of the sale of Specialty Pipe & Tube, Inc which closed December 22, 2023.

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

Ascent Industries Co.
Notes to Consolidated Financial Statements

Note 16: Supplemental Financial Information (unaudited)
The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2023. This quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments necessary to state fairly the information for the periods presented.

Unaudited, in thousands, except per share data	Quarter Ended
2023	March 31	June 30	September 30	December 31
Net sales	$54,861	$50,355	$46,747	$41,216
Gross profit	1,466	(776)	2,984	(2,148)
Loss from continuing operations	(5,788)	(6,150)	(14,678)	(7,535)
Income (loss) from discontinued operations, net of tax	588	(8,486)	(3,254)	18,674
Net (loss) income	(5,200)	(14,636)	(17,932)	11,139

Net loss per share from continuing operations:
Basic	(0.57)	(0.60)	(1.45)	(0.75)
Diluted	(0.57)	(0.60)	(1.45)	(0.73)
Net income (loss) per share from discontinued operations:
Basic	0.06	(0.83)	(0.32)	1.85
Diluted	0.06	(0.83)	(0.32)	1.80
Net (loss) income per share:
Basic	(0.51)	(1.44)	(1.77)	1.10
Diluted	(0.51)	(1.44)	(1.77)	1.07
Weighted-average shares:
Basic	10,148	10,170	10,135	10,107
Diluted	10,148	10,170	10,135	10,374

Unaudited, in thousands, except per share data	Quarter Ended
2022	March 31	June 30	September 30	December 31
Net sales	$71,238	$72,443	$64,132	$54,180
Gross profit	15,791	14,350	8,257	4,889
Income (loss) from continuing operations	6,488	7,189	(600)	4,501
Income (loss) from discontinued operations, net of tax	3,770	3,868	1,224	(4,374)
Net income	10,258	11,057	624	127

Net income (loss) per share from continuing operations:
Basic	0.64	0.70	(0.06)	0.44
Diluted	0.63	0.69	(0.06)	0.43
Net income (loss) per share from discontinued operations:
Basic	0.37	0.38	0.12	(0.43)
Diluted	0.37	0.37	0.12	(0.42)
Net income per share:
Basic	1.00	1.08	0.06	0.01
Diluted	0.99	1.06	0.06	0.01
Weighted-average shares:
Basic	10,209	10,244	10,253	10,213
Diluted	10,320	10,431	10,465	10,416

Ascent Industries Co.
Notes to Consolidated Financial Statements

Note 17: Subsequent Events
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures
The Company conducted an evaluation, under the supervision and with the participation of its management, of the effectiveness of the design and operation of its disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s principal executive and principal financial officers concluded as of December 31, 2023 that its disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in its internal control over financial reporting discussed below.
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective at the reasonable assurance level as of December 31, 2023.
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

We previously identified material weaknesses in our internal control over financial reporting that continue to exist as of December 31, 2023:

•Information Technology - Management did not design and maintain effective information technology (IT) general controls in the areas of user access, change management, segregation of duties, and cyber-security for systems supporting many of the Company's key financial reporting processes. As a result, IT application controls and business process controls that are dependent on the ineffective IT general controls, or that rely on data produced from systems impacted by the ineffective IT general controls, are also deemed ineffective, which affects substantially all financial statement account balances and disclosures within the Company.

•Inventory - Management did not appropriately design and maintain effective controls over inventory.
•Revenue recognition – Management did not design and maintain effective controls over revenue and accounts receivable.
•Period-end financial reporting, journal entries, reconciliations, and account analyses - Management did not design and maintain effective controls to detect potential material misstatements to period-end financial statements through review of account reconciliations and account analyses on a timely basis. Additionally, management did not design and maintain effective controls over the review of journal entries.
•Complex Accounting - Management did not design and maintain management review controls at a sufficient level of precision around complex accounting areas such as income taxes.

While there were no material misstatements in 2023, these material weaknesses, individually or in the aggregate, could result in misstatements of accounts or disclosures in the consolidated financial statements that would not be prevented or detected on a timely basis. Accordingly, management has concluded that these control deficiencies constitute material weaknesses.

Management’s Plan to Remediate the Remaining Material Weakness
In response to the identified deficiencies that aggregated to the aforementioned material weaknesses, management, with oversight from the Company's Audit Committee, is in the process of developing and executing a detailed plan for remediation. This plan includes engaging an external advisor to assist with enhancing, designing, and implementing general information technology controls, including user access provisioning, cyber-security, and segregation of duties. As the Company continues to evaluate the control deficiencies that gave rise to the material weaknesses, the Company may determine additional remediation measures are necessary.

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

Remediation of Previously Reported Material Weaknesses
Three material weaknesses reported in the prior year were remediated in 2023. These material weaknesses were as follows:

•Entity Level Activities – Management did not maintain appropriately designed entity-level controls impacting the control environment and effective monitoring activities to prevent or detect potential material misstatements to the financial statements. These deficiencies were attributed to:
◦Management did not have an appropriate structure and assignment of responsibility, including an insufficient number of qualified resources due to significant turnover in key personnel leading to insufficient oversight and accountability over the performance of controls.
◦Management had an insufficient evaluation and determination as to whether the components of internal control were present and functioning based upon evidence maintained for certain management review controls and activity level controls across a significant portion of the Company’s financial statement areas.
•Complex Accounting – Management did not appropriately design and implement management review controls at a sufficient level of precision around complex accounting areas including goodwill impairment and long-lived assets.

To respond to these material weaknesses, we have provided relevant training on internal controls over financial reporting to control owners and control preparers. We have also engaged third-party consultants and advisors to assist us in designing and implementing controls necessary to remediate these material weaknesses, including thorough review and rationalization of our existing control and the completion of a robust risk assessment. The new measures have been determined to have operated effectively for a sufficient period of time to conclude that the material weaknesses previously identified have been remediated as of December 31, 2023.

c) Changes in Internal Control over Financial Reporting
Other than the material weaknesses described above, there were no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended December 31, 2023 that materially affected, or are reasonably likely to have a materially affect, on our internal control over financial reporting.
Moss Adams, LLP, our independent registered public accounting firm, has issued their report on our internal control over financial reporting as of December 31, 2023, which is included in Item 8 under the heading “Report of Independent Registered Public Accounting Firm."
Item 9B. Other Information
Our directors and officers (as defined in Section 16 of the Exchange Act ("Section 16") may from time to time enter into plans for the purchase or sale of Ascent stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
Any 10b5-1 trading arrangements adopted are precleared in accordance with Ascent's Insider Trading Policy and actual purchase or sale transactions made pursuant to such trading arrangements will be publicly disclosed in future Section 16 filings with the SEC.
No director or officer adopted, modified and/or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as defined in Item 408 under Regulation S-K of the Exchange Act, during the last fiscal quarter.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
In accordance with General Instruction G(3), information called for by Part III, Item 10, is incorporated herein by reference from the information appearing under the caption "Proposal 1 - Election of Directors," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the 2024 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.
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
Item 11. Executive Compensation
In accordance with General Instruction G(3), information called for by Part III, Item 11, is incorporated herein by reference from the information appearing under the caption "Board of Directors and Committees - Compensation Committee Interlocks and Insider Participation," "Director Compensation," "Discussion of Executive Compensation" and "Compensation Committee Report" in the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.
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

Equity Compensation Plan Information. The following table sets forth aggregated information as of December 31, 2023 about all of the Company's equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[1] (c)
Equity compensation plans approved by security holders	106,197	$13.65	421,528
Equity compensation plans not approved by security holders	—	—	—
Total	106,197	$13.65	421,528
1Represents shares remaining available for issuance under the 2022 Omnibus Equity Incentive Plan
Non-employee directors are paid an annual retainer of $115,000. Each non-employee director appointed to serve as a chairperson of a standing board committee receives the following annual retainer: Audit Committee: $10,000; Compensation Committee: $7,500; Nominating and Corporate Governance Committee: $6,000. The committee chairperson retainer is in addition to the board retainer. Each director has the opportunity to elect to receive 100% of the retainer in restricted stock with a minimum of $30,000 of the retainer in restricted stock. The amount of the retainer elected to be paid in restricted stock vests quarterly over a one year period. The number of restricted shares is determined by the average of the high and low sale price of the Company's stock on the day prior to the Annual Meeting of Shareholders. In 2023, the Company issued an aggregate of 27,432 shares of restricted stock to non-employee directors in lieu of $0.3 million of their annual cash retainer fees.
Item 13. Certain Relationships and Related Transactions, and Director Independence
In accordance with General Instruction G(3), information called for by Part III, Item 13, is incorporated by reference from the information appearing under the caption "Board of Directors and Committees – Related Party Transactions" and "– Director Independence" in the definitive Proxy Statement for the 2024 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.
Item 14. Principal Accounting Fees and Services
In accordance with General Instruction G(3), information called for by Part III, Item 14, is incorporated by reference from the information appearing under the caption "Independent Registered Public Accounting Firm - Fees Paid to Independent Registered Public Accounting Firm" and "– Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm" in the definitive Proxy Statement for the 2024 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)The following documents are filed as a part of this report:
1.Financial Statements: The following consolidated financial statements of Ascent Industries Co. are included in Part II, Item 8:

Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Income (Loss) for the years ended December 31, 2023 and 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2023 and 2022

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
3.Listing of Exhibits:
See "Exhibit Index"

2. Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts
(in thousands)	Balance at Beginning of Period	Charged to (Reduction of) Cost and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2023
Deducted from asset account:
Inventory reserves	$2,970	$3,318	$(169)	$6,119
Year ended December 31, 2022
Deducted from asset account:
Inventory reserves	$943	$2,615	$(588)	$2,970

3. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Stock Purchase Agreement, dated as of October 22, 2021, by and between the Company and DanChem Holdings, LLC.†	8-K	001-05200	2.1	October 25, 2021

2.2	Asset Purchase Agreement by and among Specialty Pipe & Tube Operations LLC, Specialty Pipe & Tube, Inc., and Ascent Industries Co., as the sole shareholder of Specialty Pipe & Tube, Inc. dated as of December 22, 2023	8-K	001-05200	2.1	December 29, 2023

3.1	Amended and Restated Certificate of Incorporation of Registrant	8-K	001-05200	3.1	August 10, 2022

3.2	Amended and Restated Bylaws of Registrant	8-K	001-05200	3.2	August 10, 2022

4.1	Description of Common Stock	10-K	001-05200	4.2	March 29, 2022

10.1	Amended and Restated Synalloy Corporation 2015 Stock Awards Plan**	10-Q	001-05200	10.2	August 9, 2021

10.2	2011 Long-Term Incentive Stock Option Plan**	DEF 14A	000-19687	A	March 25, 2011

10.3	2022 Omnibus Equity Incentive Plan**	DEF 14A	001-05200	A	April 27, 2022

10.4	Agreement between Registrant's Bristol Metals, LLC subsidiary and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union Local 5852-22, dated March 12, 2018, but effective January 6, 2018	10-K	000-19687	10.11	March 13, 2018

10.5	Agreement between Registrant's Bristol Metals, LLC subsidiary and the United Steelworkers of America Local 4586, dated August 1, 2019	10-K	000-19687	10.31	March 6, 2020

10.6	Agreement between Registrant’s Specialty Pipe & Tube, Inc. subsidiary and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union Local 1375-18, dated July 1, 2020	10-K	001-05200	10.9	March 9, 2021

10.7	Credit Agreement, dated as of January 15, 2021, between Registrant and BMO Harris Bank N.A.	8-K	001-05200	99.1	January 19, 2021

10.8	Joinder Agreement, dated November 5, 2021, between Registrant and BMO Harris Bank N.A.	10-Q	001-05200	10.1	November 9, 2021

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.9	Limited Consent, Second Amendment to Credit Agreement and Omnibus Amendment to Loan Documents with BMO Bank N.A. and the other lenders party thereto dated as of December 22, 2023	8-K	001-05200	2.1	December 29, 2023

10.10	Employment Agreement between Registrant and Christopher G. Hutter	8-K	001-05200	99.3	October 28, 2020

10.11	Third Amended and Restated Master Lease Agreement, dated as of September 10, 2020, between Registrant and Store Master Funding XII, LLC	10-Q	001-05200	10.1	November 9, 2020

10.12	Transition Services Agreement between Specialty Pipe & Tube Operations LLC and Ascent Industries Co. dated as of December 22, 2023	8-K	001-05200	2.1	December 29, 2023

10.13	Employee Leasing Transition Services Agreement between Specialty Pipe & Tube Operations LLC and Ascent Industries Co. dated as of December 22, 2023	8-K	001-05200	2.1	December 29, 2023

21	Subsidiaries of the Registrant

23.1	Consent of Moss Adams LLP, independent registered public accounting firm

23.2	Consent of BDO USA, P.C., independent registered public accounting firm

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

97.1	Ascent Industries Co. Clawback Policy

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101*)

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed "furnished" and not "filed."

**	Constitutes management contract or compensatory plans

†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ASCENT INDUSTRIES CO.

By: /s/ J. Bryan Kitchen J. Bryan Kitchen President, Chief Executive Officer and Director (principal executive officer)	April 1, 2024 Date

By: /s/ Ryan Kavalauskas Ryan Kavalauskas Chief Financial Officer (principal accounting and financial officer)	April 1, 2024 Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Benjamin Rosenzweig Benjamin Rosenzweig Executive Chairman of the Board	April 1, 2024 Date

/s/ Christopher G. Hutter Christopher G. Hutter Director	April 1, 2024 Date

/s/ Henry L. Guy Henry L. Guy Director	April 1, 2024 Date

/s/ John P. Schauerman John P. Schauerman Director	April 1, 2024 Date

/s/ Aldo J. Mazzaferro, Jr. Aldo J. Mazzaferro, Jr. Director	April 1, 2024 Date