Form 10-Q
period 2024-03-31
ASCENT INDUSTRIES CO.
filed 2024-05-08
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock as of May 6, 2024 was 10,129,683

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

Part I - Financial Information
Item 1. Financial Statements

Ascent Industries Co.
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	(Unaudited)
	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,299	$1,851
Accounts receivable, net of allowance for credit losses of $792 and $463, respectively	28,160	26,604
Inventories	51,197	52,306
Prepaid expenses and other current assets	4,146	4,879
Assets held for sale	1,792	2,912
Current assets of discontinued operations	46	861
Total current assets	86,640	89,413
Property, plant and equipment, net	28,648	29,755
Right-of-use assets, operating leases, net	27,431	27,784
Intangible assets, net	8,129	8,496
Deferred income taxes	7,366	5,808
Deferred charges, net	79	104
Other non-current assets, net	2,678	1,935
Total assets	$160,971	$163,295

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$20,549	$16,416
Accrued expenses and other current liabilities	4,824	5,108
Current portion of note payable	88	360
Current portion of operating lease liabilities	1,170	1,140
Current portion of finance lease liabilities	288	292
Current liabilities of discontinued operations	1,376	1,473
Total current liabilities	28,295	24,789
Long-term portion of operating lease liabilities	29,419	29,729
Long-term portion of finance lease liabilities	1,236	1,307
Other long-term liabilities	57	60
Total non-current liabilities	30,712	31,096
Total liabilities	$59,007	$55,885

Commitments and contingencies – See Note 13

Shareholders' equity:
Common stock, par value $1 per share; 24,000,000 shares authorized; 11,085,103 and 10,124,781 shares issued and outstanding, respectively	$11,085	$11,085
Capital in excess of par value	47,097	47,333
Retained earnings	53,024	58,517
	111,206	116,935
Less: cost of common stock in treasury - 960,323 and 990,282 shares, respectively	(9,242)	(9,525)
Total shareholders' equity	101,964	107,410
Total liabilities and shareholders' equity	$160,971	$163,295
Note: The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date. See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Condensed Consolidated Statements of Income (Loss) (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Net sales	$44,110	$54,860
Cost of sales	41,582	53,394
Gross profit	2,528	1,466
Selling, general and administrative	7,759	7,588
Acquisition costs and other	22	261
Operating loss from continuing operations	(5,253)	(6,383)
Other expense (income)
Interest expense	127	1,107
Other, net	(120)	(95)
Loss from continuing operations before income taxes	(5,260)	(7,395)
Income tax benefit	(1,166)	(1,607)
Loss from continuing operations	(4,094)	(5,788)
(Loss) income from discontinued operations, net of tax	(1,399)	589
Net loss	$(5,493)	$(5,199)

Net loss per common share from continuing operations:
Basic	$(0.41)	$(0.57)
Diluted	$(0.41)	$(0.57)

Net (loss) income per common share from discontinued operations:
Basic	$(0.14)	$0.06
Diluted	$(0.14)	$0.06

Net loss per common share:
Basic	$(0.54)	$(0.51)
Diluted	$(0.54)	$(0.51)

Weighted average shares outstanding:
Basic	10,094	10,148
Diluted	10,094	10,148
See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(5,493)	$(5,199)
(Loss) income from discontinued operations, net of tax	(1,399)	589
Net loss from continuing operations	(4,094)	(5,788)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	1,522	1,549
Amortization expense	367	376
Amortization of debt issuance costs	25	25
Deferred income taxes	(1,166)	353
Provision for (reduction of) losses on accounts receivable	330	(57)
(Reduction of) provision for losses on inventories	(73)	791
Loss on disposal of property, plant and equipment	—	182
Non-cash lease expense	55	64
Stock-based compensation expense	209	319
Changes in operating assets and liabilities:
Accounts receivable	(1,885)	(1,072)
Inventories	1,182	9,492
Other assets and liabilities	(73)	297
Accounts payable	4,022	6,827
Accrued expenses	(283)	1,629
Accrued income taxes	78	(2,577)
Net cash provided by operating activities - continuing operations	216	12,410
Net cash provided by operating activities - discontinued operations	47	980
Net cash provided by operating activities	263	13,390
Investing activities
Purchases of property, plant and equipment	(305)	(586)
Net cash used in investing activities - continuing operations	(305)	(586)
Net cash used in investing activities - discontinued operations	—	(238)
Net cash used in investing activities	(305)	(824)
Financing activities
Borrowings from long-term debt	50,950	67,488
Payments on long-term debt	(50,950)	(80,384)
Payments on note payable	(271)	(289)
Principal payments on finance lease obligations	(76)	(74)
Repurchase of common stock	(163)	(327)
Net cash used in financing activities	(510)	(13,586)
Decrease in cash and cash equivalents	(552)	(1,020)
Less: Cash and cash equivalents of discontinued operations	—	1
Cash and cash equivalents at beginning of period	1,851	1,440
Cash and cash equivalents at end of period	$1,299	$421

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$68	$1,061
Income taxes	—	817
Noncash Investing Activities:
Capital expenditures, not yet paid	$583	$266
See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)
(in thousands)

	Three Months Ended March 31, 2024

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance December 31, 2023	11,085	$11,085	$47,333	$58,517	990	$(9,525)	$107,410
Net loss	—	—	—	(5,493)		—	(5,493)
Issuance of 46,289 shares of common stock from treasury	—	—	(445)	—	(46)	445	—
Stock-based compensation	—	—	209	—		—	209
Repurchase of 16,330 shares of common stock	—	—	—	—	16	(162)	(162)
Balance as of March 31, 2024	11,085	$11,085	$47,097	$53,024	960	$(9,242)	$101,964
See accompanying notes to condensed consolidated financial statements.

	Three Months Ended March 31, 2023

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance December 31, 2022	11,085	$11,085	$47,021	$85,146	924	$(8,993)	$134,259
Net loss	—	—	—	(5,199)		—	(5,199)
Issuance of 43,479 shares of common stock from treasury	—	—	(429)	—	(43)	429	—
Stock-based compensation	—	—	311	—		—	311
Repurchase of 32,313 shares of common stock	—	—	—	—	32	(327)	(327)
Balance as of March 31, 2023	11,085	11,085	46,903	79,947	913	(8,891)	$129,044
See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Unless indicated otherwise, the terms "Company," "we," "us," and "our" refer to Ascent Industries Co. and its consolidated subsidiaries.

Note 1: Basis of Presentation
Basis of Financial Statement Presentation
The accompanying unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The unaudited condensed consolidated financial statements, in the opinion of management, contain all normal recurring adjustments necessary to present a fair statement of the condensed consolidated balance sheets as of March 31, 2024, the statements of income (loss) and shareholders’ equity for the three months ended March 31, 2024 and 2023, and the statements of cash flows for the three months ended March 31, 2024 and 2023. The December 31, 2023 condensed consolidated balance sheet was derived from the audited financial statements.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the "Annual Report"). The financial results for the interim periods may not be indicative of the financial results for the entire year as our future assessment of our current expectations could result in material impacts to our consolidated financial statements in future reporting periods.
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
Reclassifications
Certain prior period amounts have been reclassified to conform to current period presentation, including the Company's Munhall and Specialty Pipe and Tube operations within the Tubular Products segment to discontinued operations.

Accounting Pronouncements Not Yet Adopted
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
In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The amendments also require that all entities disclose more detailed information about income taxes paid, including by jurisdiction; pretax income (or loss) from continuing operations; and income tax expense (or benefit). The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and subsequent interim periods, with early

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and footnote disclosures.
Recent accounting pronouncements pending adoption not discussed in this Form 10-Q are either not applicable to the Company or are not expected to have a material impact on the Company.
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
As a result of this decision, during the second quarter ended June 30, 2023, the Company incurred asset impairment charges of $6.4 million related to the write down of inventory and long-lived assets as well as $1.4 million in increased reserves on accounts receivable at the facility. During the third quarter of 2023, the Company incurred additional asset impairment charges of $2.4 million related to the write down of inventory to net realizable value. During the first quarter of 2024, the Company incurred additional asset impairment charges of $1.1 million related to the write down of the remaining long-lived assets at the facility. Certain assets of Munhall were also classified as held for sale and the results of operations have been classified as discontinued operations for all periods presented. See Note 4 for further discussion of the assets held for sale and related fair value measurements.

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

The following table presents the aggregate carrying amounts of the classes of assets and liabilities of the Company's discontinued operations:

(in thousands)	March 31, 2024	December 31, 2023
Carrying amounts of assets included as part of discontinued operations:
Accounts receivable, net	$—	$778
Prepaid expenses and other current assets	46	83
Current assets classified as discontinued operations	46	861

Carrying amounts of current liabilities included as part of discontinued operations:
Accounts payable	90	107
Accrued expenses and other current liabilities	1,286	1,366
Total current liabilities classified as discontinued operations	$1,376	$1,473

In May of 2023, the Company was named as a defendant in a lawsuit filed in the U.S. District Court for the Western District of Pennsylvania, asserting various claims for breach of contracts resulting in losses to the plaintiff and seeking damages in the amount of $0.8 million plus prejudgment interest and attorney's fees. Although we continue to defend ourselves against the claims, we believe we may incur a material loss in this matter and that our financial statements could be materially affected by an adverse decision regarding the assessment of damages incurred by the plaintiff. Accordingly, the Company has an estimated liability of $1.0 million for expected losses related to this lawsuit as of March 31, 2024 and December 31, 2023.

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)

The financial results are presented as loss from discontinued operations, net of tax on the unaudited condensed consolidated statements of income (loss). The following table summarizes the results of the Company's discontinued operations:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net sales	$242	$27,592
Cost of sales	647	24,765
Gross profit	(405)	2,827

Selling, general and administrative expense	182	1,964
Acquisition costs and other	89	74
Asset impairments	1,115	—
(Loss) income on discontinued operations before income taxes	(1,791)	789
Income tax (benefit) expense	(392)	200
Net (loss) income from discontinued operations	$(1,399)	$589
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
The following table presents the Company's revenues, disaggregated by product group from continuing operations:

	Three Months Ended March 31,
(in thousands)	2024	2023
Fiberglass and steel liquid storage tanks and separation equipment	$—	$50
Stainless steel pipe and tube	23,814	31,061
Specialty chemicals	20,296	23,749
Net sales	$44,110	$54,860

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Performance obligations are supported by contracts with customers, providing a framework for the nature of the distinct goods, services or bundle of goods and services. The timing of satisfying the performance obligation is typically indicated by the terms of the contract. The following table represents the Company's revenue recognized at a point-in-time and over-time:

	Three Months Ended March 31,
(in thousands)	2024	2023
Point-in-time	$40,139	$49,437
Over-time	$3,971	$5,423
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
During the three months ended March 31, 2024, the Company's only significant measurements of assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition were certain long-lived assets.
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
During the third quarter of 2023, the remaining inventory at Munhall was written down to its net realizable value of $4.0 million resulting in asset impairment charges of $2.4 million in the third quarter of 2023. During the first quarter of 2024, the Company incurred additional asset impairment charges of $1.1 million related to the write down of the remaining long-lived assets at the facility. See Note 2 for further information on the Company's discontinued operations.

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Assets Held for Sale
As a result of the Company's decision to cease operations and exit Munhall, during the three months ended March 31, 2024, certain assets of Munhall were classified as held for sale and classified as Level 2 fair value measurements. The Company remains obligated under the terms of the leases for the rent and other costs that may be associated with the lease of the Munhall facility through 2036. The Company is actively pursuing a sublease for the facility.
Munhall assets classified as held for sale as are as follows:

(in thousands)	March 31, 2024	December 31, 2023
Property, plant and equipment, net	1,259	2,374
Other assets, net	533	538
Assets held for sale	$1,792	$2,912

Fair Value of Financial Instruments
The fair values of cash and cash equivalents, accounts receivable, accounts payable and the Company's note payable approximated their carrying value because of the short-term nature of these instruments. The Company's revolving line of credit and long-term debt, which is based on a variable interest rate, are also reflected in the financial statements at carrying value which approximate fair values as of March 31, 2024. The carrying amount of cash and cash equivalents are considered Level 1 measurements. The carrying amounts of accounts receivable, accounts payable, note payable, revolving line of credit and long-term debt are considered Level 2 measurements. See Note 8 for further information on the Company's debt.
Note 5: Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined by either specific identification or weighted average methods. The components of inventories are as follows:

(in thousands)	March 31, 2024	December 31, 2023
Raw materials	$20,497	$22,321
Work-in-process	16,164	14,740
Finished goods	20,581	21,364
	57,242	58,425
Less: inventory reserves	(6,045)	(6,119)
Inventories	$51,197	$52,306

Note 6: Property, Plant and Equipment
Property, plant and equipment from continuing operations consist of the following:

(in thousands)	March 31, 2024	December 31, 2023
Land	$723	$723
Leasehold improvements	3,079	3,079
Buildings	1,534	1,534
Machinery, fixtures and equipment	93,863	93,758
Construction-in-progress	1,237	1,330
	100,436	100,424
Less: accumulated depreciation and amortization	(71,788)	(70,669)
Property, plant and equipment, net	$28,648	$29,755

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
The following table sets forth depreciation expense related to property, plant and equipment:

	Three Months Ended March 31,
(in thousands)	2024	2023
Cost of sales	$1,454	$1,489
Selling, general and administrative	68	60
Total depreciation	$1,522	$1,549

Note 7: Intangible Assets and Deferred Charges
Intangible Assets
Intangible assets represent the fair value of intellectual, non-physical assets resulting from business acquisitions and are amortized over their estimated useful life using either an accelerated or straight-line method over a period of 15 years.
The balance of intangible assets from continuing operations subject to amortization are as follows:

	March 31, 2024		December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Customer related	$14,604	$(7,052)	$14,604	$(6,685)
Trademarks and trade names	150	(17)	150	(17)
Other	500	(56)	500	(56)
Total definite-lived intangible assets	$15,254	$(7,125)	$15,254	$(6,758)
Estimated amortization expense related to intangible assets for the next five years are as follows:

(in thousands)
Remainder of 2024	$1,121
2025	1,324
2026	1,102
2027	930
2028	786
2029	673
Thereafter	2,193

Deferred Charges
Deferred charges represent debt issuance costs and are amortized over their estimated useful lives using the straight-line method over a period of four years.
The balance of deferred charges subject to amortization are as follows:

(in thousands)	March 31, 2024	December 31, 2023
Deferred charges, gross	$398	$398
Accumulated amortization of deferred charges	(319)	(294)
Deferred charges, net	$79	$104

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Note 8: Debt
Short-term debt
On June 13, 2023, the Company entered into a note payable in the amount of $0.9 million with an interest rate of 3.70% maturing April 1, 2024. The agreement is associated with the financing of the Company's insurance premium in the current year. As of March 31, 2024, the outstanding balance was $0.1 million.
Credit Facilities
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

The borrowing capacity under the credit facility totals $80.0 million consisting of a $80.0 million revolving line of credit which includes a $17.5 million machinery and equipment sub-limit. The Company had no debt outstanding under its credit facilities as of March 31, 2024 and December 31, 2023.
We have pledged all of our accounts receivable, inventory, and certain machinery and equipment as collateral for the Credit Agreement. Availability under the Credit Agreement is subject to the amount of eligible collateral as determined by the lenders' borrowing base calculations. Amounts outstanding under the revolving line of credit currently bear interest at (a) the Base Rate (as defined in the Credit Agreement) plus 0.75%, or (b) SOFR plus 1.85%. The Credit Agreement also provides an unused commitment fee based on the daily used portion of the credit facility.
Pursuant to the Credit Agreement, the Company was required to pledge all of its tangible and intangible properties, including the stock and membership interests of its subsidiaries. The Credit Agreement contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $7.5 million and (ii) 10% of the revolving credit facility (currently $8.0 million). As of March 31, 2024, the Company was in compliance with all financial debt covenants.
As of March 31, 2024, the Company had $63.6 million of remaining availability under it credit facility.

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Note 9: Leases
The Company's portfolio of leases contains both finance and operating leases that relate to real estate and manufacturing equipment. Substantially all of the value of the Company's lease portfolio relates to the Master Lease with Store Master Funding XII, LLC (“Store”), an affiliate of Store Capital Corporation ("Store Capital") that was entered into in 2016 and amended with the American Stainless acquisition in 2019 as well as the sale of land at the Munhall facility in 2020. As of March 31, 2024, operating lease liabilities related to the master lease agreement with Store Capital totaled $30.4 million, or 95% of the total lease liabilities on the consolidated balance sheet.
During the three months ended March 31, 2024, the Company did not enter into any new finance lease agreements.
Operating and finance lease amounts from continuing operations included in the unaudited condensed consolidated balance sheet are as follows (in thousands):

Classification	Financial Statement Line Item	March 31, 2024	December 31, 2023
Long-term Assets	Right-of-use assets, operating leases	$27,431	$27,784
Long-term Assets	Property, plant and equipment	1,457	1,543
Current liabilities	Current portion of lease liabilities, operating leases	1,170	1,140
Current liabilities	Current portion of lease liabilities, finance leases	288	292
Non-current liabilities	Non-current portion of lease liabilities, operating leases	29,419	29,729
Non-current liabilities	Non-current portion of lease liabilities, finance leases	1,236	1,307
Total Lease Cost
Individual components of the total lease cost incurred by the Company are as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Operating lease cost[1]	$989	$989
Finance lease cost:
Amortization of right-of-use assets	83	78
Interest on finance lease liabilities	23	13
Sublease income	(92)	(91)
Total lease cost	$1,003	$989
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
The Company currently subleases the former Palmer facility and records cash receipts related to the sublease in other expense (income) on the unaudited condensed consolidated statements of income (loss). Future expected cash receipts from the Company's sublease as of March 31, 2024 are as follows:

(in thousands)	Sublease Receipts
Remainder of 2024	$278
2025	377
2026	385
2027	392
2028	400
Thereafter	3,386
Total sublease receipts	$5,218

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Maturity of Leases
The amounts of undiscounted future minimum lease payments under leases in continuing operations as of March 31, 2024 are as follows:

(in thousands)	Operating	Finance
Remainder of 2024	$2,738	$275
2025	3,671	361
2026	3,691	361
2027	3,765	361
2028	3,840	303
Thereafter	32,312	85
Total undiscounted minimum future lease payments	50,017	1,746
Imputed interest	(19,428)	(222)
Present value of lease liabilities	$30,589	$1,524
Lease Term and Discount Rate

Weighted-average remaining lease term	March 31, 2024	December 31, 2023
Operating leases	12.43 years	12.67 years
Finance leases	4.84 years	5.07 years
Weighted-average discount rate
Operating leases	8.33%	8.33%
Finance leases	5.92%	5.92%
Note 10: Shareholders' Equity
Share Repurchase Program
On December 20, 2022, the Board of Directors re-authorized the Company's share repurchase program. The previous share repurchase program had a term of 24 months and was set to expire on February 17, 2023. The share repurchase program allows for repurchase of up to 790,383 shares of the Company's outstanding common stock and extends to February 17, 2025. The shares will be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Under the program, the purchases will be funded from available working capital, and the repurchased shares will be returned to the status of authorized, but unissued shares of common stock or held in treasury. There is no guarantee as to the exact number of shares that will be repurchased by the Company and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. As of March 31, 2024, the Company has 520,541 shares of its share repurchase authorization remaining.
Shares repurchased for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Number of shares repurchased	16,330	32,313
Average price per share	$9.97	$10.11
Total cost of shares repurchased[1]	$163,221	$327,521
1Includes broker commissions paid as part of repurchase transactions

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Note 11: Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Numerator:
Net loss from continuing operations	$(4,094)	$(5,788)
Net (loss) income from discontinued operations	$(1,399)	$589
Net loss	$(5,493)	$(5,199)
Denominator:
Weighted-average common shares outstanding	10,094	10,148
Effect of dilutive securities:
Employee stock options and stock grants	—	—
Weighted-average common shares, as adjusted	10,094	10,148

Net loss per share from continuing operations:
Basic	$(0.41)	$(0.57)
Diluted	$(0.41)	$(0.57)

Net (loss) income per share from discontinued operations:
Basic	$(0.14)	$0.06
Diluted	$(0.14)	$0.06

Net loss per share:
Basic	$(0.54)	$(0.51)
Diluted	$(0.54)	$(0.51)
The diluted earnings (loss) per share calculations exclude the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. The Company had $0.1 million shares that were anti-dilutive for the three months ended March 31, 2024 and 2023, respectively.
Note 12: Income Taxes
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal examinations for years before 2020 or state examinations for years before 2019. During the three months ended March 31, 2024 and 2023, the Company did not identify nor reserve for any unrecognized tax benefits.
Our income tax benefit and overall effective tax rates for continuing operations for the periods presented are as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Income tax benefit	$(1,166)	$(1,607)
Effective income tax rate	22.3%	21.7%

The effective tax rate for continuing operations was 22.3% for the three months ended March 31, 2024. The March 31, 2024 effective tax rate was higher than the U.S. statutory rate of 21.0% primarily due to the amount of state tax benefit relative to pretax losses.

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
The effective tax rate for continuing operation was 21.7% for the three months ended March 31, 2023. The three months ended March 31, 2023, effective tax rate was higher than the U.S. statutory rate 21.0% primarily due to the effects of discrete tax charges related to stock based compensation.
Note 13: Commitments and Contingencies
From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any other such litigation the outcome of which, we believe, if determined adversely to us, would individually, or taken together, have a material adverse effect on our business, operating results, cash flows, or financial condition. Defending such proceedings is costly and can impose a significant burden on management and employees. We may receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurances that favorable final outcomes will be obtained.
Note 14: Industry Segments
Ascent Industries Co. has two reportable segments: Specialty Chemicals and Tubular Products. The Specialty Chemicals segment includes the operating results of the Company’s plants involved in the production of specialty chemicals. The Specialty Chemicals segment produces products for the pulp and paper, coatings, adhesives, sealants and elastomers (CASE), textile, automotive, household, industrial and institutional ("HII"), agricultural, water and waste-water treatment, construction, oil and gas and other industries.

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

During the second quarter of 2023, the Board of Directors made the decision to permanently cease operations at the Company’s Munhall facility effective on or around August 31, 2023. As a result, certain prior period Tubular Products segment results have been reclassified to remove Munhall's results from continuing operations to discontinued operations. On December 22,2023, the Company announced the sale of substantially all of the assets of Specialty Pipe & Tube (“SPT”). As a result, certain prior period Tubular Products segment results have been reclassified to remove SPT’s results from continuing operations to discontinued operations.

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

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
The following table summarizes certain information regarding segments of the Company's continuing operations:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net sales
Tubular Products	$23,814	$31,061
Specialty Chemicals	20,296	23,749
All Other	—	50
	$44,110	$54,860
Operating (loss) income
Tubular Products	$(1,502)	$(3,293)
Specialty Chemicals	(1,439)	1,352
All Other	(162)	(479)

Corporate
Unallocated corporate expenses	(2,150)	(3,704)
Acquisition costs and other	—	(259)
Total Corporate	(2,150)	(3,963)
Operating loss	(5,253)	(6,383)
Interest expense	127	1,107
Other, net	(120)	(95)
Loss from continuing operations before income taxes	$(5,260)	$(7,395)

	As of
(in thousands)	March 31, 2024	December 31, 2023
Identifiable assets
Tubular Products	$72,668	$70,548
Specialty Chemicals	46,391	49,547
Corporate and other	41,866	42,339
	$160,925	$162,434
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity, and capital resources during the three months ended March 31, 2024 and 2023, respectively. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the Annual Report), as well as the condensed consolidated financial statements (unaudited) and notes to the condensed consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of 2023. This discussion and analysis is presented in five sections:
•Executive Overview
•Results of Operations and Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Material Cash Requirements from Contractual and Other Obligations
•Critical Accounting Policies and Estimates

Executive Overview
Ascent Industries Co. is a diverse industrials company focused on the production of specialty chemicals and industrial tubular products. Ascent Industries Co. was incorporated in 1958 as the successor to a chemical manufacturing business founded in 1945 known as Blackman Uhler Industries Inc.
The Company's business is divided into two reportable operating segments, Specialty Chemicals and Tubular Products. The Specialty Chemicals segment produces specialty products for the pulp and paper, coatings, adhesives, sealants and elastomers (CASE), textile, automotive, household, industrial and institutional ("HII"), agricultural, water and waste-water treatment, construction, oil and gas and other industries. The Tubular Products segment serves markets through pipe and tube production and customers in the appliance, architectural, automotive and commercial transportation, brewery, chemical, petrochemical, pulp and paper, mining, power generation (including nuclear), water and waste-water treatment, liquid natural gas ("LNG"), food processing, pharmaceutical, oil and gas and other industries.
Munhall Closure
During the second quarter of 2023, the Board of Directors of the Company made the decision to permanently cease operations at Munhall effective on or around August 31, 2023. This strategic decision is part of the Company’s ongoing efforts to consolidate manufacturing to drive an increased focus on its core operations and to improve profitability while driving operational efficiencies. As a result of this decision, the Company incurred asset impairment charges of $1.1 million related to the write down of remaining long-lived assets at the facility during the three months ended March 31, 2024. Munhall results have been reclassified from the Tubular Products segment and as discontinued operations in all periods presented.
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
Macroeconomic Events
We continued to experience challenges related to ongoing economic factors driving volatility in global markets. Macroeconomic and inflationary pressures have negatively impacted our revenue, operating margins and net income in 2023 and 2024 to date, including increased pricing pressures within both segments of our business as well as increased costs of labor and overhead. We also continue to experience reduced demand from inventory management measures being pursued by our customers driving reductions in volume. The ongoing factors driving volatility in global markets that could impact our business' earnings and cash flows include, but are not limited to, the misalignment of supply and demand for labor, energy, raw materials and other inputs, the inflation of (or unavailability of) raw material inputs and transportation and logistics services, currency fluctuations, rising interest rates and extreme weather, the purchasing of commodities and relative commodity prices. The Company continues efforts to offset these inflationary pressures and continues to take action to improve working capital and evaluate other opportunities to maintain and improve financial performance in the short and long term, however, if these inflationary and demand pressures continue, our revenue, gross and operating margins and net income will continued to be impacted in 2024.

Results of Operations
Consolidated Performance Summary
Consolidated net sales for the first quarter of 2024 were $44.1 million, a decrease of $10.8 million, or 19.6%, compared to net sales for the first quarter of 2023. The decrease in net sales was primarily driven by a 15.3% decrease in average selling prices and a 7.7% decrease in pounds shipped.
For the first quarter of 2024, consolidated gross profit increased 72.4% to $2.5 million, or 5.7% of sales, compared to $1.5 million, or 2.7% of sales in the first quarter of 2023. The increase was primarily attributable to improved sourcing measures resulting in lower raw material costs as well as reductions in shipping and other production related costs.
Consolidated selling, general, and administrative expense (SG&A) for the first quarter of 2024 increased $0.2 million to $7.8 million, or 17.6% of sales, compared to $7.6 million, or 13.8% of sales in the first quarter of 2023. The increase in SG&A expense for the first quarter of 2024 was primarily driven by increases in professional fees and bad debt expense, partially offset by decreases in salaries, wages and benefits, gains on the sale of assets and stock compensation expense.
Consolidated operating loss in the first quarter of 2024 totaled $5.3 million compared to operating loss of $6.4 million in the first quarter of 2023. The operating loss decrease in the first quarter of 2024 was primarily driven by the aforementioned increase in gross profit partially offset by increases in SG&A costs.
Specialty Chemicals
Net sales in the first quarter of 2024 totaled $20.3 million, representing a $3.5 million, or 14.5%, decrease from the first quarter of 2023. The decrease was driven by a 10.3% decrease in average selling prices and a 8.8% decrease in pounds shipped.
Gross profit for the first quarter of 2024 decreased to $1.6 million, or 7.6% of sales, compared to $3.1 million, or 13.1% of sales in the first quarter of 2023. The decrease was primarily attributable to the reductions in net sales as well as increases in shrinkage and other production related costs.
SG&A expense for the first quarter of 2024 increased to $3.0 million, or 14.7% of sales, compared to $1.8 million, or 7.4% of sales in the first quarter of 2023. The increase was primarily driven by increases in corporate expense allocation, incentive bonus, professional fees and bad debt expense.
Operating loss increased to $1.4 million for the first quarter of 2024 compared to operating income of $1.4 million for the first quarter of 2023. The current year increase in operating loss was primarily driven by the aforementioned reduction in net sales coupled with increases in SG&A expenses.
Tubular Products
Net sales in the first quarter of 2024 totaled $23.8 million, a decrease of $7.2 million, or 23.3%, from the first quarter of 2023. The decrease was primarily driven by a 21.4% decrease in average selling prices and a 3.7% decrease in pounds shipped.
For the first quarter of 2024, gross profit increased 184.3% to $1.1 million, or 4.8% of sales, compared to a gross loss of $1.4 million, or (4.4)% of sales in the first quarter of 2023. The increase was primarily attributable to improved sourcing measures resulting in lower raw material costs as well as reductions in shipping and other production related costs.
SG&A expense for the first quarter of 2024 increased to $2.6 million, or 11.1% of sales, compared to $1.9 million, or 6.2% of sales, in the first quarter of 2023. The changes in SG&A were primarily driven by increases in corporate expense allocation partially offset by reductions in incentive bonus expense.
Operating loss decreased to $1.5 million for the first quarter of 2024 compared to an operating loss of $3.3 million for the first quarter of 2023. The current year decrease in operating loss was primarily driven by aforementioned increase in gross profit partially offset by increases in SG&A expense.
Corporate & Other Items
Unallocated corporate and other expenses for the first quarter of 2024 decreased $1.9 million, or 45.4%, to $2.3 million, or 5.2% of sales, compared to $4.2 million, or 7.7% of sales, in the prior year. The first quarter of 2024 decrease was primarily driven by increases in corporate allocation expenses, decreases in salaries, wages and benefits and stock compensation expense partially offset by increases in professional fees, taxes and licenses and insurance expense.
Interest expense for the first quarter of 2024 decreased to $0.1 million, from $1.1 million for the first quarter of 2023. The decrease is primarily related to lower outstanding debt in the current year compared to the prior year.
The effective tax rate for continuing operations was 22.3% for the three months ended March 31, 2024. The March 31, 2024 effective tax rate was lower than the U.S. statutory rate of 21.0% primarily due to the amount of state tax expense relative to pretax losses.

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
EBITDA and Adjusted EBITDA
We define "EBITDA" as earnings before interest, income taxes, depreciation and amortization. We define "Adjusted EBITDA" as EBITDA further adjusted for the impact of non-cash and other items we do not consider in our evaluation of ongoing performance. These items include: goodwill impairment, asset impairment, gain on lease modification, stock-based compensation, non-cash lease cost, acquisition costs and other fees, shelf registration costs, loss on extinguishment of debt, retention costs and restructuring and severance costs from net income. We caution investors that amounts presented in accordance with our definitions of EBITDA and Adjusted EBITDA may not be comparable to similar measures disclosed by other companies because not all companies calculate EBITDA and Adjusted EBITDA in the same manner. We present EBITDA and Adjusted EBITDA because we consider them to be important supplemental measures of our performance and investors' understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations.
Consolidated EBITDA and Adjusted EBITDA from continuing operations are as follows:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Consolidated
Net loss from continuing operations	$(4,094)	$(5,788)
Adjustments:
Interest expense	127	1,106
Income taxes	(1,166)	(1,607)
Depreciation	1,522	1,549
Amortization	367	376
EBITDA	(3,244)	(4,364)
Acquisition costs and other	12	261
Stock-based compensation	59	220
Non-cash lease expense	55	64
Retention expense	3	—
Restructuring and severance cost	—	84
Adjusted EBITDA	$(3,115)	$(3,735)
% of sales	(7.1)%	(6.8)%

Specialty Chemicals EBITDA and Adjusted EBITDA are as follows:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Specialty Chemicals
Net (loss) income	$(1,458)	$1,342
Adjustments:
Interest expense	19	12
Depreciation	954	952
Amortization	169	158
EBITDA	(316)	2,464
Acquisition costs and other	—	2
Stock-based compensation	7	8
Non-cash lease expense	19	24
Specialty Chemicals Adjusted EBITDA	$(290)	$2,498
% of segment sales	(1.4)%	10.5%
Tubular Products EBITDA and Adjusted EBITDA from continuing operations are as follows:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Tubular Products
Net loss from continuing operations	$(1,502)	$(3,293)
Adjustments:
Depreciation	544	575
Amortization	198	218
EBITDA	(760)	(2,500)
Acquisition costs and other	12	—
Stock-based compensation	11	(20)
Non-cash lease expense	25	31
Restructuring and severance costs	—	84
Tubular Products Adjusted EBITDA	$(712)	$(2,405)
% of segment sales	(3.0)%	(7.7)%
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
Sources of Liquidity
Funds generated by operating activities supplemented by our available cash and cash equivalents and our credit facilities are our most significant sources of liquidity. As of March 31, 2024, we held $1.3 million of cash and cash equivalents, as well as $63.6 million of remaining available capacity on our revolving line of credit. We believe our sources of liquidity will be sufficient to fund operations and anticipated capital expenditures as well as repay our debt obligations as they become due over the next 12 months and beyond.

Cash Flows

Cash flows from continuing operations were as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Total cash provided by (used in):
Operating activities	$216	$12,410
Investing activities	(305)	(586)
Financing activities	(510)	(13,586)
Net decrease in cash and cash equivalents	$(599)	$(1,762)

Operating Activities
The decrease in cash provided by operating activities for the three months ended March 31, 2024, compared to cash provided by operating activities in the three months ended March 31, 2023, was primarily driven by changes in working capital partially offset by decreases in net loss year over year. Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, customer payments of accounts receivable and payments to vendors in the regular course of business. Inventory increased operating cash flows for the first three months of 2024 by $1.2 million compared to an increase of $9.5 million for the first three months of 2023, while accounts payable increased operating cash flows by $4.0 million for the first three months of 2024, compared to $6.8 million in the first three months of 2023. The changes in inventory and accounts payable is primarily driven by lower inventory purchases to match inventory levels with sales, slightly lower inventory turns year-over-year and increases in days payables outstanding. Accounts receivable decreased operating cash flows by $1.9 million in the first three months of 2024 compared to a $1.1 million decrease in the first three months of 2023. The decrease in cash generated by accounts receivable is primarily driven by an increase in days sales outstanding compared to the first three months of 2023.
Investing Activities
Net cash used in investing activities primarily consists of transactions related to capital expenditures. The decrease in cash used in investing activities for the three months ended March 31, 2024 compared to the cash used in investing activities for the three months ended March 31, 2023 was primarily due to decreases in capital expenditures in the current year compared to the prior year.
Financing Activities
Net cash used in financing activities primarily consists of transactions related to our long-term debt. The decrease in cash used in financing activities for the three months ended March 31, 2024 compared to cash used in financing activities for the three months ended March 31, 2023 was primarily due to decreased total borrowings and repayments under the Company's credit facility compared to the prior year. The Company had no debt outstanding as of March 31, 2024 and December 31, 2023.
Short-term Debt
The Company has a note payable in the amount of $0.9 million with an annual interest rate of 3.70% maturing April 1, 2024, associated with the financing of the Company's insurance premium in 2023. As of March 31, 2024, the outstanding balance was $0.1 million.
Long-term Debt
During the fourth quarter of 2023, the Company entered into a Limited Consent, Second Amendment to Credit Agreement and Omnibus Amendment to Loan Documents with BMO Bank N.A. and the other lenders under the Company’s credit facility (the “Credit Facility Amendment”). The Credit Facility Amendment contains a consent for the SPT divestiture, released the lien on the assets of SPT and removed SPT as a loan party. The Credit Facility Amendment also reduced the maximum revolving loan commitment under the credit facility from $105 million to $80 million, and increased the interest rate for the credit facility from SOFR plus an interest rate margin of between 1.60% and 1.70% to SOFR plus an interest rate margin of between 1.85% and 2.10%, depending on average availability under the credit facility and the Company’s consolidated fixed charge coverage ratio. The Company had no debt outstanding under its credit facilities as of March 31, 2024 and December 31, 2023.

The Credit Agreement contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $7.5 million and (ii) 10% of the revolving credit facility (currently $8.0 million). As of March 31, 2024, the Company was in compliance with all financial debt covenants. See Note 8 in the notes to the unaudited condensed consolidated financial statements for additional information on the Company's line of credit.
Share Repurchases and Dividends
We have a share repurchase program, authorized by the Company's Board of Directors, that is executed through purchases made from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Shares repurchased are returned to status of authorized, but unissued shares of common stock or held in treasury. As of March 31, 2024, the Company has 520,541 shares of its share repurchase authorization remaining.
Shares repurchased for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Number of shares repurchased	16,330	32,313
Average price per share	$9.97	$10.11
Total cost of shares repurchased	$163,221	$327,521

At the end of each fiscal year the Board of Directors reviews the financial performance and capital needed to support future growth to determine the amount of cash dividend, if any, which is appropriate. In 2023, no dividends were declared or paid by the Company.

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

Results of these additional measures are as follows:

	March 31, 2024	December 31, 2023
Current ratio	3.2	3.7
Debt to capital	—%	—%
Return on average equity	(4.9)%	(38.6)%
Material Cash Requirements from Contractual and Other Obligations
As of March 31, 2024, our material cash requirements for our known contractual and other obligations were as follows:
•Operating and Finance Leases - The Company enters into various lease agreements for the real estate and manufacturing equipment used in the normal course of business. Operating and finance lease obligations were $32.1 million, with $1.5 million payable within 12 months. See Note 9 for further detail of our lease obligations and the timing of expected future payments.

The Company has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on the Company's financial position, revenues, results of operations, liquidity, or capital expenditures. We expect capital spending to be as much as $6.2 million for the remainder of fiscal 2024.
Critical Accounting Policies and Estimates
We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, in the notes to the consolidated financial statements presented in the Annual Report on Form 10-K for the year ended December 31, 2023. We discuss our critical accounting estimates in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal 2023.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, we are not required to provide the information required by this Item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Exchange Act as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.” The Company’s disclosure controls and procedures are designed to ensure that material information relating to the Company and its consolidated subsidiaries is accumulated and communicated to its management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2024. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2024, because of the previously reported material weaknesses in internal control over financial reporting, as described below.
Previously Reported Material Weaknesses in Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15f-15(f). As reported in our 2023 Form 10-K, we did not maintain effective internal control over financial reporting as of December 31, 2023 as a result of material weaknesses in the control environment and control activities areas. A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Refer to our 2023 Form 10-K for a description of our material weaknesses.
Ongoing Remediation Efforts to Address Material Weaknesses
Our material weaknesses were not remediated at March 31, 2024. Our Board of Directors and management are committed to the continued implementation of remediation efforts to address the material weaknesses. The Company has a remediation plan which includes designing and implementing review and approval controls over the data utilized in various accounting processes, controls that will address the accuracy, timely recording and completeness of data used in the determination of significant accounting estimates, reserves and valuations in accordance with U.S. GAAP, controls that will address the sufficient review of complex accounting areas and controls that will address the monitoring of general information technology areas including user access, cyber security and segregation of duties.
The following steps are among the measures being taken by the Company with a number of these initiatives directly related to strengthening our controls and addressing specific control deficiencies which contributed to the material weaknesses. The steps to remediate the deficiencies underlying the material weaknesses include:
•Engaging an outside service provider to assist management with the remediation efforts including to help review and make recommendations with respect to the redesign and implementation of our internal controls over general information technology controls, including user access provisioning, cyber-security and segregation of duties

•Enhancing/designing/implementing controls over the inventory, revenue recognition and accounts receivable, period-end financial reporting, account analyses, and journal entry processes
•Enhancing/designing/implementing controls over accounting for income taxes
The Audit Committee of the Board of Directors is monitoring management's ongoing remediation efforts. With the Audit Committee's oversight, management has dedicated significant resources and efforts to improve our internal control environment to remedy the identified material weaknesses. As we continue to evaluate and implement improvements to our internal control over financial reporting, our management may decide to take additional measures to address our control deficiencies or to modify the remediation efforts undertaken. Because the reliability of the internal control process requires repeatable execution, our material weaknesses cannot be considered fully remediated until all remedial processes and procedures (including additional remediation efforts identified by our senior management as necessary) have been implemented, each applicable control has operated for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively. Until all identified material weaknesses are remediated, we will not be able to assert that our internal controls are effective.

Changes in Internal Control over Financial Reporting
Other than the ongoing remediation efforts described above, there have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
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
Item 1A. Risk Factors
There were no material changes in our assessment of risk factors as discussed in Part I, Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth information with respect to purchases of the Company’s common stock on a trade date basis made during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[1]	Number of Shares that May Yet Be Purchased under the Program
January 1, 2024 - January 31, 2024	8,506	$9.96	8,506	528,365
February 1, 2024 - February 29, 2024	6,768	9.89	6,768	521,597
March 1, 2024 - March 31, 2024	1,056	10.44	1,056	520,541
As of March 31, 2024	16,330	$9.97	16,330	520,541
1Pursuant to the 790,383 share stock repurchase program re-authorized by the Board of Directors in December 2022. The stock repurchase program expires in February 2025 and there is no guarantee to the exact number of shares that will be repurchased by the Company over that period. See Note 10 for additional information.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Regulation S-K, Item 408).

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

ASCENT INDUSTRIES CO.
(Registrant)

Date:	May 8, 2024	By:	/s/ J. Bryan Kitchen
J. Bryan Kitchen
President and Chief Executive Officer
(principal executive officer)

Date:	May 8, 2024	By:	/s/ Ryan Kavalauskas
Ryan Kavalauskas
Chief Financial Officer
(principal accounting officer)