Form 10-Q
period 2024-06-30
ASCENT INDUSTRIES CO.
filed 2024-08-06
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock as of August 2, 2024 was 10,124,737

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

Part I - Financial Information
Item 1. Financial Statements

Ascent Industries Co.
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	(Unaudited)
	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$3,595	$1,851
Accounts receivable, net of allowance for credit losses of $808 and $463, respectively	30,154	26,604
Inventories	45,917	52,306
Prepaid expenses and other current assets	3,988	4,879
Assets held for sale	1,259	2,912
Current assets of discontinued operations	65	861
Total current assets	84,978	89,413
Property, plant and equipment, net	27,643	29,755
Right-of-use assets, operating leases, net	27,073	27,784
Intangible assets, net	7,752	8,496
Deferred income taxes	7,663	5,808
Deferred charges, net	54	104
Other non-current assets, net	3,075	1,935
Total assets	$158,238	$163,295

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$16,790	$16,416
Accrued expenses and other current liabilities	6,472	5,108
Current portion of note payable	914	360
Current portion of operating lease liabilities	1,194	1,140
Current portion of finance lease liabilities	286	292
Current liabilities of discontinued operations	1,213	1,473
Total current liabilities	26,869	24,789
Long-term portion of operating lease liabilities	29,110	29,729
Long-term portion of finance lease liabilities	1,163	1,307
Other long-term liabilities	54	60
Total non-current liabilities	30,327	31,096
Total liabilities	$57,196	$55,885

Commitments and contingencies – See Note 13

Shareholders' equity:
Common stock, par value $1 per share; 24,000,000 shares authorized; 11,085,103 and 10,124,737 shares issued and outstanding, respectively	$11,085	$11,085
Capital in excess of par value	47,111	47,333
Retained earnings	52,098	58,517
	110,294	116,935
Less: cost of common stock in treasury - 960,366 and 990,282 shares, respectively	(9,252)	(9,525)
Total shareholders' equity	101,042	107,410
Total liabilities and shareholders' equity	$158,238	$163,295
Note: The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date. See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Condensed Consolidated Statements of Income (Loss) (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$50,189	$50,355	$94,300	$105,215
Cost of sales	44,329	51,132	85,911	104,526
Gross profit	5,860	(777)	8,389	689
Selling, general and administrative	6,056	6,156	13,825	13,744
Acquisition costs and other	67	16	79	276
Operating loss from continuing operations	(263)	(6,949)	(5,515)	(13,331)
Other expense (income)
Interest expense, net	72	1,047	199	2,154
Other, net	(93)	(154)	(212)	(247)
Loss from continuing operations before income taxes	(242)	(7,842)	(5,502)	(15,238)
Income tax benefit	(44)	(1,693)	(1,210)	(3,301)
Loss from continuing operations	(198)	(6,149)	(4,292)	(11,937)
Loss from discontinued operations, net of tax	(728)	(8,487)	(2,127)	(7,898)
Net loss	$(926)	$(14,636)	$(6,419)	$(19,835)

Net loss per common share from continuing operations:
Basic	$(0.02)	$(0.60)	$(0.42)	$(1.18)
Diluted	$(0.02)	$(0.60)	$(0.42)	$(1.18)

Net loss per common share from discontinued operations:
Basic	$(0.07)	$(0.84)	$(0.21)	$(0.77)
Diluted	$(0.07)	$(0.84)	$(0.21)	$(0.77)

Net loss per common share:
Basic	$(0.09)	$(1.44)	$(0.63)	$(1.95)
Diluted	$(0.09)	$(1.44)	$(0.63)	$(1.95)

Weighted average shares outstanding:
Basic	10,126	10,170	10,110	10,159
Diluted	10,126	10,170	10,110	10,159
See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(6,419)	$(19,835)
Loss from discontinued operations, net of tax	(2,127)	(7,898)
Net loss from continuing operations	(4,292)	(11,937)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	3,051	3,112
Amortization expense	744	752
Amortization of debt issuance costs	50	50
Deferred income taxes	(1,210)	(5,515)
Provision for losses on accounts receivable	264	32
Provision for losses on inventories	906	1,194
Loss on disposal of property, plant and equipment	—	182
Non-cash lease expense	111	126
Stock-based compensation expense	368	404
Changes in operating assets and liabilities:
Accounts receivable	(3,813)	2,286
Inventories	5,483	16,086
Other assets and liabilities	(907)	(251)
Accounts payable	202	4,780
Accrued expenses	1,364	(402)
Accrued income taxes	630	(743)
Net cash provided by operating activities - continuing operations	2,951	10,156
Net cash (used in) provided by operating activities - discontinued operations	(521)	7,916
Net cash provided by operating activities	2,430	18,072
Investing activities
Purchases of property, plant and equipment	(770)	(1,235)
Net cash used in investing activities - continuing operations	(770)	(1,235)
Net cash used in investing activities - discontinued operations	—	(390)
Net cash used in investing activities	(770)	(1,625)
Financing activities
Borrowings from long-term debt	107,700	139,137
Proceeds from note payable	914	900
Payments on long-term debt	(107,700)	(156,166)
Payments on note payable	(359)	(387)
Principal payments on finance lease obligations	(151)	(151)
Repurchase of common stock	(320)	(504)
Net cash provided by (used in) financing activities	84	(17,171)
Increase (decrease) in cash and cash equivalents	1,744	(724)
Less: Cash and cash equivalents of discontinued operations	—	1
Cash and cash equivalents at beginning of period	1,851	1,440
Cash and cash equivalents at end of period	$3,595	$717

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$138	$1,999
Income taxes	—	817
Noncash Investing Activities:
Capital expenditures, not yet paid	$172	$575
See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)
(in thousands)

	Three Months Ended June 30, 2024

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance March 31, 2024	11,085	$11,085	$47,097	$53,024	960	$(9,242)	$101,964
Net loss	—	—	—	(926)		—	(926)
Issuance of 15,190 shares of common stock from treasury	—	—	(146)	—	(15)	146	—
Stock-based compensation	—	—	160	—		—	160
Repurchase of 15,233 shares of common stock	—	—	—	—	15	(156)	(156)
Balance as of June 30, 2024	11,085	$11,085	$47,111	$52,098	960	$(9,252)	$101,042

	Six Months Ended June 30, 2024

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance at December 31, 2023	11,085	$11,085	$47,333	$58,517	$990	$(9,525)	$107,410
Net loss	—	—	—	(6,419)		—	(6,419)
Issuance of 61,479 shares of common stock from treasury	—	—	(590)	—	(61)	590	—
Stock-based compensation	—	—	368	—		—	368
Repurchase of 31,563 shares of common stock	—	—	—	—	31	(317)	(317)
Balance as of June 30, 2024	11,085	$11,085	$47,111	$52,098	$960	$(9,252)	$101,042
See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
Continued

	Three Months Ended June 30, 2023

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance March 31, 2023	11,085	$11,085	$46,903	$79,947	913	$(8,891)	$129,044
Net loss	—	—	—	(14,636)		—	(14,636)
Issuance of 4,797 shares of common stock from treasury	—	—	(47)	—	(5)	47	—
Stock-based compensation	—	—	95	—		—	95
Repurchase of 18,843 shares of common stock	—	—	—	—	19	(177)	(177)
Balance as of June 30, 2023	11,085	$11,085	$46,951	$65,311	927	$(9,021)	$114,326

	Six Months Ended June 30, 2023

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance at December 31, 2022	11,085	$11,085	$47,021	$85,146	924	$(8,993)	$134,259
Net loss	—	—	—	(19,835)		—	(19,835)
Issuance of 48,776 shares of common stock from treasury	—	—	(476)	—	(49)	476	—
Stock-based compensation	—	—	406	—		—	406
Repurchase 51,156 of common stock	—	—	—	—	52	(504)	(504)
Balance as of June 30, 2023	11,085	$11,085	$46,951	$65,311	927	$(9,021)	$114,326
See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Unless indicated otherwise, the terms "Company," "we," "us," and "our" refer to Ascent Industries Co. and its consolidated subsidiaries.

Note 1: Basis of Presentation
Basis of Financial Statement Presentation
The accompanying unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The unaudited condensed consolidated financial statements, in the opinion of management, contain all normal recurring adjustments necessary to present a fair statement of the condensed consolidated balance sheets as of June 30, 2024, the statements of income (loss) and shareholders’ equity for the three and six months ended June 30, 2024 and 2023, and the statements of cash flows for the six months ended June 30, 2024 and 2023. The December 31, 2023 condensed consolidated balance sheet was derived from the audited financial statements.

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
Reclassifications
Certain prior period amounts have been reclassified to conform to current period presentation, including the Company's Specialty Pipe and Tube operations within the Tubular Products segment to discontinued operations.

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

In May of 2023, the Company was named as a defendant in a lawsuit filed in the U.S. District Court for the Western District of Pennsylvania, asserting various claims for breach of contracts resulting in losses to the plaintiff and seeking damages in the amount of $0.8 million plus prejudgment interest and attorney's fees. Although we continue to defend ourselves against the claims, we believe we may incur a material loss in this matter and that our financial statements could be materially affected by an adverse decision regarding the assessment of damages incurred by the plaintiff. Accordingly, the Company has an estimated liability of $1.0 million for expected losses related to this lawsuit as of June 30, 2024 and December 31, 2023.

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

The following table presents the aggregate carrying amounts of the classes of assets and liabilities of the Company's discontinued operations:

(in thousands)	June 30, 2024	December 31, 2023
Carrying amounts of assets included as part of discontinued operations:
Accounts receivable, net	$—	$778
Prepaid expenses and other current assets	65	83
Current assets classified as discontinued operations	65	861

Carrying amounts of current liabilities included as part of discontinued operations:
Accounts payable	22	107
Accrued expenses and other current liabilities	1,191	1,366
Total current liabilities classified as discontinued operations	$1,213	$1,473

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
The financial results are presented as loss from discontinued operations, net of tax on the unaudited condensed consolidated statements of income (loss). The following table summarizes the results of the Company's discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net sales	$19	$17,939	$261	$45,531
Cost of sales	951	18,654	1,598	43,419
Gross profit	(932)	(715)	(1,337)	2,112

Selling, general and administrative expense	(41)	3,619	141	5,583
Acquisition costs and other	30	4	119	78
Asset impairments	—	6,388	1,115	6,388
Loss from discontinued operations before income taxes	(921)	(10,726)	(2,712)	(9,937)
Income tax benefit	(193)	(2,239)	(585)	(2,039)
Net loss from discontinued operations	$(728)	$(8,487)	$(2,127)	$(7,898)
Note 3: Revenue Recognition
Revenue is generated primarily from contracts to produce, ship and deliver stainless steel and specialty chemical products. Revenues are recognized when control of the promised goods or services is transferred to our customers upon shipment, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The Company's revenues are derived from contracts with customers where performance obligations are satisfied at a point-in-time or over-time. For certain contracts under which the Company produces product with no alternative use and for which the Company has an enforceable right to payment during the production cycle, product in which the material is customer owned or in which the customer simultaneously consumes the benefits throughout the production cycle, progress toward satisfying the performance obligation is measured using an output method of units produced. Certain customer arrangements consist of bill-and-hold characteristics under which transfer of control has been met (including the passing of title and significant risk and reward of ownership to the customers). Therefore, the customers can direct the use of the bill-and-hold inventory while we retain physical possession of the product until it is shipped to a customer at a point in time in the future.
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
The following table presents the Company's revenues, disaggregated by product group from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Fiberglass and steel liquid storage tanks and separation equipment	$—	$—	$—	$50
Stainless steel pipe and tube	28,721	28,992	52,536	60,053
Specialty chemicals	21,468	21,363	41,764	45,112
Net sales	$50,189	$50,355	$94,300	$105,215

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Performance obligations are supported by contracts with customers, providing a framework for the nature of the distinct goods, services or bundle of goods and services. The timing of satisfying the performance obligation is typically indicated by the terms of the contract. The following table represents the Company's revenue recognized at a point-in-time and over-time:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Point-in-time	$46,511	$47,077	$85,689	$97,433
Over-time	$3,678	$3,278	$8,611	$7,782
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
During the three and six months ended June 30, 2024, the Company's only significant measurements of assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition were certain long-lived assets.
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

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Assets Held for Sale
As a result of the Company's decision to cease operations and exit Munhall, during the three and six months ended June 30, 2024, certain assets of Munhall were classified as held for sale and classified as Level 2 fair value measurements. The Company remains obligated under the terms of the leases for the rent and other costs that may be associated with the lease of the Munhall facility through 2036.
Munhall assets classified as held for sale as are as follows:

(in thousands)	June 30, 2024	December 31, 2023
Property, plant and equipment, net	$1,259	$2,374
Other assets, net	—	538
Assets held for sale	$1,259	$2,912

Fair Value of Financial Instruments
The fair values of cash and cash equivalents, accounts receivable, accounts payable and the Company's note payable approximated their carrying value because of the short-term nature of these instruments. The Company's revolving line of credit and long-term debt, which is based on a variable interest rate, are also reflected in the financial statements at carrying value which approximate fair values as of June 30, 2024. The carrying amount of cash and cash equivalents are considered Level 1 measurements. The carrying amounts of accounts receivable, accounts payable, note payable, revolving line of credit and long-term debt are considered Level 2 measurements. See Note 8 for further information on the Company's debt.
Note 5: Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined by either specific identification or weighted average methods. The components of inventories are as follows:

(in thousands)	June 30, 2024	December 31, 2023
Raw materials	$17,277	$22,321
Work-in-process	15,460	14,740
Finished goods	20,204	21,364
	52,941	58,425
Less: inventory reserves	(7,024)	(6,119)
Inventories	$45,917	$52,306

Note 6: Property, Plant and Equipment
Property, plant and equipment from continuing operations consist of the following:

(in thousands)	June 30, 2024	December 31, 2023
Land	$668	$723
Leasehold improvements	3,087	3,079
Buildings	1,534	1,534
Machinery, fixtures and equipment	94,107	93,758
Construction-in-progress	1,566	1,330
	100,962	100,424
Less: accumulated depreciation and amortization	(73,319)	(70,669)
Property, plant and equipment, net	$27,643	$29,755

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
The following table sets forth depreciation expense related to property, plant and equipment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Cost of sales	$1,464	$1,446	$2,916	$2,992
Selling, general and administrative	67	88	135	120
Total depreciation	$1,531	$1,534	$3,051	$3,112

Note 7: Intangible Assets and Deferred Charges
Intangible Assets
Intangible assets represent the fair value of intellectual, non-physical assets resulting from business acquisitions and are amortized over their estimated useful life using either an accelerated or straight-line method over a period of 15 years.
The balance of intangible assets from continuing operations subject to amortization are as follows:

	June 30, 2024		December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Customer related	$14,604	$(7,429)	$14,604	$(6,685)
Trademarks and trade names	150	(17)	150	(17)
Other	500	(56)	500	(56)
Total definite-lived intangible assets	$15,254	$(7,502)	$15,254	$(6,758)
Estimated amortization expense related to intangible assets for the next five years are as follows:

(in thousands)
Remainder of 2024	$744
2025	1,324
2026	1,102
2027	930
2028	786
2029	673
Thereafter	2,193

Deferred Charges
Deferred charges represent debt issuance costs and are amortized over their estimated useful lives using the straight-line method over a period of four years.
The balance of deferred charges subject to amortization are as follows:

(in thousands)	June 30, 2024	December 31, 2023
Deferred charges, gross	$398	$398
Accumulated amortization of deferred charges	(344)	(294)
Deferred charges, net	$54	$104

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Note 8: Debt
Short-term debt
On June 21, 2024, the Company entered into a note payable in the amount of $0.9 million with an interest rate of 3.70% maturing April 1, 2025. The agreement is associated with the financing of a portion of the Company's insurance premiums in the current year. As of June 30, 2024, the outstanding balance was $0.9 million.
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

The borrowing capacity under the credit facility totals $80.0 million consisting of a $80.0 million revolving line of credit which includes a $17.5 million machinery and equipment sub-limit. The Company had no debt outstanding under its credit facilities as of June 30, 2024 and December 31, 2023.
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
Pursuant to the Credit Agreement, the Company was required to pledge all of its tangible and intangible properties, including the stock and membership interests of its subsidiaries. The Credit Agreement contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $7.5 million and (ii) 10% of the revolving credit facility (currently $8.0 million). As of June 30, 2024, the Company was in compliance with all financial debt covenants.
As of June 30, 2024, the Company had $62.7 million of remaining availability under it credit facility.

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Note 9: Leases
The Company's portfolio of leases contains both finance and operating leases that relate to real estate and manufacturing equipment. Substantially all of the value of the Company's lease portfolio relates to the Master Lease with Store Master Funding XII, LLC (“Store”), an affiliate of Store Capital Corporation ("Store Capital") that was entered into in 2016 and amended with the American Stainless acquisition in 2019 as well as the sale of land at the Munhall facility in 2020. As of June 30, 2024, operating lease liabilities related to the master lease agreement with Store Capital totaled $30.1 million, or 95% of the total lease liabilities on the consolidated balance sheet.
During the three months and six months ended June 30, 2024, the Company did not enter into any new finance lease agreements.
Operating and finance lease amounts from continuing operations included in the unaudited condensed consolidated balance sheet are as follows (in thousands):

Classification	Financial Statement Line Item	June 30, 2024	December 31, 2023
Long-term Assets	Right-of-use assets, operating leases	$27,073	$27,784
Long-term Assets	Property, plant and equipment	1,378	1,543
Current liabilities	Current portion of lease liabilities, operating leases	1,194	1,140
Current liabilities	Current portion of lease liabilities, finance leases	286	292
Non-current liabilities	Non-current portion of lease liabilities, operating leases	29,110	29,729
Non-current liabilities	Non-current portion of lease liabilities, finance leases	1,163	1,307
Total Lease Cost
Individual components of the total lease cost incurred by the Company are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Operating lease cost[1]	$985	$985	$1,971	$1,974
Finance lease cost:
Amortization of right-of-use assets	79	86	162	164
Interest on finance lease liabilities	22	24	45	38
Sublease income	(92)	(91)	(184)	(182)
Total lease cost	$994	$1,004	$1,994	$1,994
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

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Maturity of Leases
The amounts of undiscounted future minimum lease payments under leases in continuing operations as of June 30, 2024 are as follows:

(in thousands)	Operating	Finance
Remainder of 2024	$1,826	$246
2025	3,671	361
2026	3,691	361
2027	3,765	361
2028	3,840	303
Thereafter	32,312	85
Total undiscounted minimum future lease payments	49,105	1,717
Imputed interest	(18,801)	(268)
Present value of lease liabilities	$30,304	$1,449
Lease Term and Discount Rate

Weighted-average remaining lease term	June 30, 2024	December 31, 2023
Operating leases	12.19 years	12.67 years
Finance leases	4.62 years	5.07 years
Weighted-average discount rate
Operating leases	8.34%	8.33%
Finance leases	5.93%	5.92%
Subleases
During the second quarter of 2024, the Company entered into a sublease agreement with a third party to sublease the former Specialty Pipe and Tube, Inc. facilities in Mineral Ridge, Ohio and Houston, Texas. The sublease agreement continues through the remaining term of the Master Lease Agreement and will expire on September 30, 2036, unless terminated in accordance with the sublease agreement. The sublease provides for an annual base rent of approximately $0.1 million in the first year, which increases on an annual basis by 2.0%. The sublessee is responsible for taxes and all operating expenses related to the subleased space.
The Company also currently subleases the former Palmer facility and records cash receipts related to the subleases in other expense (income) on the unaudited condensed consolidated statements of income (loss).
Future expected cash receipts from the Company's subleases as of June 30, 2024 are as follows:

(in thousands)	Sublease Receipts
Remainder of 2024	$287
2025	582
2026	594
2027	606
2028	618
Thereafter	5,229
Total sublease receipts	$7,916

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Note 10: Shareholders' Equity
Share Repurchase Program
On December 20, 2022, the Board of Directors re-authorized the Company's share repurchase program. The previous share repurchase program had a term of 24 months and was set to expire on February 17, 2023. The share repurchase program allows for repurchase of up to 790,383 shares of the Company's outstanding common stock and extends to February 17, 2025. The shares will be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Under the program, the purchases will be funded from available working capital, and the repurchased shares will be returned to the status of authorized, but unissued shares of common stock or held in treasury. There is no guarantee as to the exact number of shares that will be repurchased by the Company and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. As of June 30, 2024, the Company has 505,308 shares of its share repurchase authorization remaining.
Shares repurchased for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Number of shares repurchased	15,233	18,843	31,563	51,156
Average price per share	$10.25	$9.34	$10.10	$9.83
Total cost of shares repurchased[1]	$156,577	$176,630	$319,798	$504,151
1Includes broker commissions paid as part of repurchase transactions
Note 11: Loss Per Share
The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net loss from continuing operations	$(198)	$(6,149)	$(4,292)	$(11,937)
Net loss from discontinued operations	(728)	(8,487)	(2,127)	(7,898)
Net loss	$(926)	$(14,636)	$(6,419)	$(19,835)
Denominator:
Weighted-average common shares outstanding	10,126	10,170	10,110	10,159
Effect of dilutive securities:
Employee stock options and stock grants	—	—	—	—
Weighted-average common shares, as adjusted	10,126	10,170	10,110	10,159

Net loss per share from continuing operations:
Basic	$(0.02)	$(0.60)	$(0.42)	$(1.18)
Diluted	$(0.02)	$(0.60)	$(0.42)	$(1.18)

Net loss per share from discontinued operations:
Basic	$(0.07)	$(0.84)	$(0.21)	$(0.77)
Diluted	$(0.07)	$(0.84)	$(0.21)	$(0.77)

Net loss per share:
Basic	$(0.09)	$(1.44)	$(0.63)	$(1.95)
Diluted	$(0.09)	$(1.44)	$(0.63)	$(1.95)

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
The diluted loss per share calculations exclude the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. The Company had $0.1 million shares that were anti-dilutive for the three and six months ended June 30, 2024 and 2023, respectively.
Note 12: Income Taxes
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal examinations for years before 2020 or state examinations for years before 2019. During the six months ended June 30, 2024 and 2023, the Company did not identify nor reserve for any unrecognized tax benefits.
Our income tax benefit and overall effective tax rates for continuing operations for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Income tax benefit	$(44)	$(1,693)	$(1,210)	$(3,301)
Effective income tax rate	18.0%	21.6%	22.0%	21.7%

The effective tax rate for continuing operations was 18.0% and 22.0% for the three and six months ended June 30, 2024. The three months ended June 30, 2024 effective tax rate was lower than the U.S. statutory rate of 21.0% primarily due to permanent items and state tax benefits relative to pretax losses, partially offset with discrete tax charges related to stock based compensation. The six months ended June 30, 2024 effective tax rate was higher than the U.S. statutory rate of 21.0% primarily due to the amount of state tax benefit relative to pretax losses.
The effective tax rate for continuing operation was 21.6% and 21.7% for the three and six months ended June 30, 2023. The three and six months ended June 30, 2023, effective tax rate was higher than the U.S. statutory rate 21.0% primarily due to the amount of state tax benefit relative to pretax losses.
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

On December 22, 2023, the Company announced the sale of substantially all of the assets of Specialty Pipe & Tube (“SPT”). As a result, certain prior period Tubular Products segment results have been reclassified to remove SPT’s results from continuing operations to discontinued operations.

The chief operating decision maker evaluates performance and determines resource allocations based on a number of factors, the primary measures being operating income and adjusted earnings (loss) before interest, income taxes, depreciation and

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
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
The following table summarizes certain information regarding segments of the Company's continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net sales
Tubular Products	$28,721	$28,992	$52,536	$60,053
Specialty Chemicals	21,468	21,363	41,764	45,112
All Other	—	—	—	50
	$50,189	$50,355	$94,300	$105,215
Operating income (loss)
Tubular Products	$889	$(3,302)	$(613)	$(6,596)
Specialty Chemicals	429	(806)	(1,010)	546
All Other	(100)	(74)	(261)	(552)

Corporate
Unallocated corporate expenses	(1,429)	(2,750)	(3,579)	(6,455)
Acquisition costs and other	(52)	(17)	(52)	(274)
Total Corporate	(1,481)	(2,767)	(3,631)	(6,729)
Operating loss	(263)	(6,949)	(5,515)	(13,331)
Interest expense, net	72	1,047	199	2,154
Other, net	(93)	(154)	(212)	(247)
Loss from continuing operations before income taxes	$(242)	$(7,842)	$(5,502)	$(15,238)

	As of
(in thousands)	June 30, 2024	December 31, 2023
Identifiable assets
Tubular Products	$70,173	$70,548
Specialty Chemicals	45,469	49,547
Corporate and other	42,531	42,339
	$158,173	$162,434
Note 15: Subsequent Events
On July 16, 2024, the Company entered into a sixty-five month operating lease agreement with respect to certain office property commencing November 1, 2024 with one option to extend an additional sixty months at the end of the lease term. Pursuant to the terms of the lease agreement, the Company will pay a base rent in the first year of the agreement of $9,606 monthly with an annual increase in November each year of 3.0% through the term of the agreement. The total amount of rent and rent adjustments shall be abated for a period of five months from the period commencing November 1, 2024 and expiring March 31, 2025. In addition, the Company remitted a security deposit of $52,353 to the landlord at execution and is also responsible for taxes and other operating expenses related to the space. The Company has treated tenancy for the period prior to rent commencement as a free rental period for accounting purposes.

On July 25, 2024, the Company entered into a purchase agreement to sell the remaining assets at the Munhall facility for approximately $2.8 million. The gain recognized upon the sale will be recorded in the third quarter in fiscal 2024.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity, and capital resources during the three and six months ended June 30, 2024 and 2023, respectively. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the Annual Report), as well as the condensed consolidated financial statements (unaudited) and notes to the condensed consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of 2023. This discussion and analysis is presented in five sections:
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
Munhall Closure
During the second quarter of 2023, the Board of Directors of the Company made the decision to permanently cease operations at Munhall effective on or around August 31, 2023. This strategic decision is part of the Company’s ongoing efforts to consolidate manufacturing to drive an increased focus on its core operations and to improve profitability while driving operational efficiencies. As a result of this decision, the Company incurred asset impairment charges of $1.1 million related to the write down of remaining long-lived assets at the facility during the six months ended June 30, 2024. Munhall results are included within discontinued operations in all periods presented.
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
Macroeconomic Events
Macroeconomic and inflationary pressures have negatively impacted our revenue, operating margins and net income in 2023 and 2024 to date, including increased pricing pressures within both segments of our business. During the quarter we began to see demand recover across both segments and stabilization initiatives centered around pricing and product mix optimization, strategic sourcing, labor and overhead improvements and working capital continued to be implemented. The ongoing factors driving volatility in global markets that could impact our business' earnings and cash flows include, but are not limited to, the misalignment of supply and demand for labor, energy, raw materials and other inputs, the inflation of (or unavailability of) raw material inputs and transportation and logistics services, currency fluctuations, rising interest rates and extreme weather, the purchasing of commodities and relative commodity prices. The Company continues efforts to offset these inflationary pressures and continues to implement initiatives to improve working capital and evaluate other opportunities to maintain and improve financial performance in the short and long term, however, if these inflationary and demand pressures continue, our revenue, gross and operating margins and net income will continued to be impacted in 2024.

Results of Operations
Consolidated Performance Summary
Consolidated net sales for the second quarter of 2024 were $50.2 million, a decrease of $0.2 million, or 0.3%, compared to net sales for the second quarter of 2023. The decrease in net sales was primarily driven by a 19.1% decrease in average selling prices partially offset by a 19.9% increase in pounds shipped.
Consolidated net sales for the first six months of 2024 were $94.3 million, a decrease of $10.9 million, or 10.4%, compared to net sales for the first six month of 2023. The decrease in net sales was primarily driven by a 17.1% decrease in average selling prices partially offset by a 5.2% increase in pounds shipped.

For the second quarter of 2024, consolidated gross profit increased 854.7% to $5.9 million, or 11.7% of sales, compared to a gross loss of $0.8 million, or (1.5)% of sales in the second quarter of 2023. For the first six months of 2024, consolidated gross profit increased 1,116.6% to $8.4 million, or 8.9% of sales, compared to $0.7 million, or 0.7% of sales in the first six months of 2023. The increases in gross profit for the second quarter and first six months of 2024 were primarily attributable to improved strategic sourcing initiatives resulting in lower raw material costs as well as labor and overhead improvements.
Consolidated selling, general, and administrative expense (SG&A) for the second quarter of 2024 decreased $0.1 million to $6.1 million, or 12.1% of sales, compared to $6.2 million, or 12.2% of sales in the second quarter of 2023. The decrease in SG&A expense for the second quarter of 2024 was primarily driven by decreases in salaries, wages and benefits, professional fees and bad debt expense, partially offset by increases in incentive bonus expense.
Consolidated selling, general, and administrative expense (SG&A) for the first six months of 2024 increased $0.1 million to $13.8 million, or 14.7% of sales, compared to $13.7 million, or 13.1% of sales in the first six months of 2023. The increase in SG&A expense for the first six months of 2024 was primarily driven by increases in incentive bonus expense, professional fees and insurance expense partially offset by decreases in salaries, wages and benefits and the change in gain on sale of assets.
Consolidated operating loss in the second quarter of 2024 totaled $0.3 million compared to operating loss of $6.9 million in the second quarter of 2023. Consolidated operating loss in the first six months of 2024 totaled $5.5 million compared to operating loss of $13.3 million in the first six months of 2023. The operating loss decrease in the second quarter and first six months of 2024 was primarily driven by the aforementioned increase in gross profit.
Specialty Chemicals
Net sales in the second quarter of 2024 totaled $21.5 million, an increase of $0.1 million, or 0.5%, from the second quarter of 2023. The increase was driven by a 20.6% increase in pounds shipped partially offset by a 20.2% decrease in average selling prices.
Net sales in the first six months of 2024 totaled $41.8 million, a decrease of $3.3 million, or 7.4%, from the first six months of 2023. The decrease was driven by a 15.5% decrease in average selling price offset a 4.9% increase in pounds shipped.
Gross profit for the second quarter of 2024 increased to $2.9 million, or 13.6% of sales, compared to $0.7 million, or 3.4% of sales in the second quarter of 2023. Gross profit for the first six months of 2024 increased to $4.5 million, or 10.7% of sales, compared to $3.8 million, or 8.5% of sales in the first six months of 2023. The increases were primarily attributable to the increase in net sales as well as strategic sourcing initiatives resulting in lower raw material costs as well as labor and overhead improvements.
SG&A expense for the second quarter of 2024 increased to $2.5 million, or 11.6% of sales, compared to $1.5 million, or 7.2% of sales in the second quarter of 2023. The increase was primarily driven by increases in corporate expense allocation, incentive bonus expense and professional fees partially offset by decreases in salaries, wages and benefits and bad debt expense.
SG&A expense for the first six months of 2024 increased to $5.5 million, or 13.1% of sales, compared to $3.3 million, or 7.3% of sales in the first six months of 2023. The increase was primarily driven by increases in corporate expense allocation, incentive bonus expense and professional fees.
Operating income increased to $0.4 million for the second quarter of 2024 compared to operating loss of $0.8 million for the second quarter of 2023. The current year increase in operating income was primarily driven by the aforementioned increases in gross profit partially offset by increases in SG&A expenses.
Operating loss increased to $1.0 million for the first six months of 2024 compared to operating income of $0.5 million for the first six months of 2023. The current year increase in operating loss was primarily driven by the aforementioned increase in SG&A expenses partially offset by increases in gross profit.
Tubular Products
Net sales in the second quarter of 2024 totaled $28.7 million, a decrease of $0.3 million, or 0.9%, from the second quarter of 2023. The decrease was primarily driven by a 17.7% decrease in average selling prices partially offset by a 18.4% increase in pounds shipped.

Net sales in the the first six months of 2024 totaled $52.5 million, a decrease of $7.5 million, or 12.5%, from the the first six months of 2023. The decrease was primarily driven by a 19.1% decrease in average selling prices partially offset by a 6.7% increase in pounds shipped.
For the second quarter of 2024, gross profit increased 311.3% to $3.0 million, or 10.6% of sales, compared to a gross loss of $1.4 million, or (5.0)% of sales in the second quarter of 2023. For the first six months of 2024, gross profit increased 249.8% to $4.2 million, or 8.0% of sales, compared to a gross loss of $2.8 million, or (4.7)% of sales in the first six months of 2023. The increase for the second quarter and first six months of 2024 was primarily attributable to strategic sourcing measures resulting in lower raw material costs as well as labor and overhead improvements.
SG&A expense for the second quarter of 2024 increased to $2.1 million, or 7.5% of sales, compared to $1.9 million, or 6.4% of sales, in the second quarter of 2023. SG&A expense for the first six months of 2024 increased to $4.8 million, or 9.1% of sales, compared to $3.8 million, or 6.3% of sales, in the first six months of 2023. The changes in SG&A were primarily driven by increases in corporate expense allocation partially offset by reductions in salaries, wages and benefits and taxes and licenses.
Operating income increased to $0.9 million for the second quarter of 2024 compared to an operating loss of $3.3 million for the second quarter of 2023. The current year increase in operating income was primarily driven by the aforementioned increase in gross profit partially offset by increases in SG&A expense.
Operating loss decreased to $0.6 million for the first six months of 2024 compared to an operating loss of $6.6 million for the first six months of 2023. The current year decrease in operating loss was primarily driven by aforementioned increase in gross profit partially offset by increases in SG&A expense.
Corporate & Other Items
Unallocated corporate and other expenses for the second quarter of 2024 decreased $1.3 million, or 45.4%, to $1.5 million, or 3.1% of sales, compared to $2.8 million, or 5.6% of sales, in the prior year. The second quarter of 2024 decrease was primarily driven by increases in corporate allocation expenses partially offset by increases in incentive bonus expense, taxes and licenses and insurance expense.
Unallocated corporate and other expenses for the first six months of 2024 decreased $3.2 million, or 45.4%, to $3.9 million, or 4.1% of sales, compared to $7.1 million, or 6.7% of sales, in the prior year. The first six months of 2024 decrease was primarily driven by increases in corporate allocation expense partially offset by increases in incentive bonus expense, taxes and licenses and insurance expense.
Interest expense for the second quarter of 2024 decreased to $0.1 million, from $1.0 million for the second quarter of 2023. Interest expense for the first six months of 2024 decreased to $0.2 million, from $2.2 million for the first six months of 2023. The decrease is primarily related to lower outstanding debt in the current year compared to the prior year.
The effective tax rate for continuing operations was 18.0% and 22.0% for the three and six months ended June 30, 2024. The June 30, 2024 effective tax rate was higher than the U.S. statutory rate of 21.0% primarily due to the amount of state tax benefit relative to pretax losses.
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
Consolidated EBITDA and Adjusted EBITDA from continuing operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Consolidated
Net loss from continuing operations	$(198)	$(6,149)	$(4,292)	$(11,937)
Adjustments:
Interest expense	72	1,047	199	2,154
Income taxes	(44)	(1,693)	(1,210)	(3,301)
Depreciation	1,531	1,563	3,051	3,112
Amortization	377	376	744	752
EBITDA	1,738	(4,856)	(1,508)	(9,220)
Acquisition costs and other	67	16	79	277
Stock-based compensation	44	16	104	237
Non-cash lease expense	55	63	111	126
Retention expense	—	—	3	—
Restructuring and severance cost	208	7	208	91
Adjusted EBITDA	$2,112	$(4,754)	$(1,003)	$(8,489)
% of sales	4.2%	(9.4)%	(1.1)%	(8.1)%
Specialty Chemicals EBITDA and Adjusted EBITDA are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Specialty Chemicals
Net income (loss)	$409	$(818)	$(1,049)	$523
Adjustments:
Interest expense	20	18	39	31
Depreciation	964	956	1,918	1,908
Amortization	179	158	348	317
EBITDA	1,572	314	1,256	2,779
Acquisition costs and other	—	—	—	2
Stock-based compensation	—	(23)	7	(16)
Non-cash lease expense	19	22	38	46
Restructuring and severance costs	109	—	109	—
Specialty Chemicals Adjusted EBITDA	$1,700	$313	$1,410	$2,811
% of segment sales	7.9%	1.5%	3.4%	6.2%

Tubular Products EBITDA and Adjusted EBITDA from continuing operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Tubular Products
Net income (loss) from continuing operations	$889	$(3,303)	$(613)	$(6,595)
Adjustments:
Depreciation	546	585	1,091	1,160
Amortization	198	218	396	436
EBITDA	1,633	(2,500)	874	(4,999)
Acquisition costs and other	15	—	26	—
Stock-based compensation	—	2	11	(18)
Non-cash lease expense	25	31	50	61
Restructuring and severance costs	31	—	31	84
Tubular Products Adjusted EBITDA	$1,704	$(2,467)	$992	$(4,872)
% of segment sales	5.9%	(8.5)%	1.9%	(8.1)%
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
Sources of Liquidity
Funds generated by operating activities supplemented by our available cash and cash equivalents and our credit facilities are our most significant sources of liquidity. As of June 30, 2024, we held $3.6 million of cash and cash equivalents, as well as $62.7 million of remaining available capacity on our revolving line of credit. We believe our sources of liquidity will be sufficient to fund operations and anticipated capital expenditures as well as repay our debt obligations as they become due over the next 12 months and beyond.
Cash Flows

Cash flows from continuing operations were as follows:

	Six Months Ended June 30,
(in thousands)	2024	2023
Total cash provided by (used in):
Operating activities	$2,951	$10,156
Investing activities	(770)	(1,235)
Financing activities	84	(17,171)
Net increase (decrease) in cash and cash equivalents	$2,265	$(8,250)

Operating Activities
The decrease in cash provided by operating activities for the six months ended June 30, 2024, compared to cash provided by operating activities in the six months ended June 30, 2023, was primarily driven by changes in working capital partially offset by decreases in net losses year over year. Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, customer payments of accounts receivable and payments to vendors in the regular course of business. Inventory increased operating cash flows for the first six months of 2024 by $5.5 million compared to an increase of $16.1 million for the first six months of 2023, while accounts payable increased operating cash flows by $0.2 million for the first six months of 2024, compared to $4.8 million in the first six months of 2023. The changes in inventory and accounts payable is primarily driven by lower inventory purchases to match inventory levels with sales, lower inventory turns year-over-year and increases in days payables outstanding. Accounts receivable decreased operating cash flows by $3.8 million in the first six months of 2024 compared to a $2.3 million increase in the first six months of 2023. The decrease in cash generated by accounts receivable is primarily driven by decrease in sales and flat days sales outstanding compared to the first six months of 2023
Investing Activities
Net cash used in investing activities primarily consists of transactions related to capital expenditures. The decrease in cash used in investing activities for the six months ended June 30, 2024 compared to the cash used in investing activities for the six months ended June 30, 2023 was primarily due to decreases in capital expenditures in the current year compared to the prior year.
Financing Activities
Net cash used in financing activities primarily consists of transactions related to our long-term debt. The increase in cash provided by financing activities for the six months ended June 30, 2024 compared to cash used in financing activities for the six months ended June 30, 2023 was primarily due to decreased total borrowings and repayments under the Company's credit facility compared to the prior year. The Company had no debt outstanding as of June 30, 2024 and December 31, 2023.
Short-term Debt
The Company has a note payable in the amount of $0.9 million with an annual interest rate of 3.70% maturing April 1, 2025, associated with the financing of the Company's insurance premium in 2024. As of June 30, 2024, the outstanding balance was $0.9 million.
Long-term Debt
During the fourth quarter of 2023, the Company entered into a Limited Consent, Second Amendment to Credit Agreement and Omnibus Amendment to Loan Documents with BMO Bank N.A. and the other lenders under the Company’s credit facility (the “Credit Facility Amendment”). The Credit Facility Amendment contains a consent for the SPT divestiture, released the lien on the assets of SPT and removed SPT as a loan party. The Credit Facility Amendment also reduced the maximum revolving loan commitment under the credit facility from $105 million to $80 million, and increased the interest rate for the credit facility from SOFR plus an interest rate margin of between 1.60% and 1.70% to SOFR plus an interest rate margin of between 1.85% and 2.10%, depending on average availability under the credit facility and the Company’s consolidated fixed charge coverage ratio. The Company had no debt outstanding under its credit facilities as of June 30, 2024 and December 31, 2023.
The Credit Agreement contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $7.5 million and (ii) 10% of the revolving credit facility (currently $8.0 million). As of June 30, 2024, the Company was in compliance with all financial debt covenants. See Note 8 in the notes to the unaudited condensed consolidated financial statements for additional information on the Company's line of credit.
Share Repurchases and Dividends
We have a share repurchase program, authorized by the Company's Board of Directors, that is executed through purchases made from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Shares repurchased are returned to status of authorized, but unissued shares of common stock or held in treasury. As of June 30, 2024, the Company has 505,308 shares of its share repurchase authorization remaining.

Shares repurchased for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Number of shares repurchased	15,233	18,843	31,563	51,156
Average price per share	$10.25	$9.34	$10.10	$9.83
Total cost of shares repurchased	$156,577	$176,630	$319,798	$504,151

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

Results of these additional measures are as follows:

	June 30, 2024	December 31, 2023
Current ratio	3.3	3.7
Debt to capital	—%	—%
Return on average equity	(5.1)%	(38.6)%
Material Cash Requirements from Contractual and Other Obligations
As of June 30, 2024, our material cash requirements for our known contractual and other obligations were as follows:
•Operating and Finance Leases - The Company enters into various lease agreements for the real estate and manufacturing equipment used in the normal course of business. Operating and finance lease obligations were $31.8 million, with $1.5 million payable within 12 months. See Note 9 for further detail of our lease obligations and the timing of expected future payments.
The Company has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on the Company's financial position, revenues, results of operations, liquidity, or capital expenditures. We expect capital spending to be as much as $4.8 million for the remainder of fiscal 2024.
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

Synalloy Corporation
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
Item 3. Quantitative and Qualitative Disclosures about Market Risks
We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, we are not required to provide the information required by this Item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Exchange Act as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.” The Company’s disclosure controls and procedures are designed to ensure that material information relating to the Company and its consolidated subsidiaries is accumulated and communicated to its management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2024. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2024, because of the previously reported material weaknesses in internal control over financial reporting, as described below.
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
Ongoing Remediation Efforts to Address Material Weaknesses
Our material weaknesses were not remediated at June 30, 2024. Our Board of Directors and management are committed to the continued implementation of remediation efforts to address the material weaknesses. The Company has a remediation plan which includes designing and implementing review and approval controls over the data utilized in various accounting processes, controls that will address the accuracy, timely recording and completeness of data used in the determination of significant accounting estimates, reserves and valuations in accordance with U.S. GAAP, controls that will address the sufficient review of complex accounting areas and controls that will address the monitoring of general information technology areas including user access, cyber security and segregation of duties.
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

Changes in Internal Control over Financial Reporting
Other than the ongoing remediation efforts described above, there have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
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
The following table sets forth information with respect to purchases of the Company’s common stock on a trade date basis made during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[1]	Number of Shares that May Yet Be Purchased under the Program
April 1, 2024 - April 30, 2024	—	$—	—	520,541
May 1, 2024 - May 31, 2024	4,220	10.29	4,220	516,321
June 1, 2024 - June 30, 2024	11,013	10.23	11,013	505,308
As of June 30, 2024	15,233	$10.25	15,233	505,308
1Pursuant to the 790,383 share stock repurchase program re-authorized by the Board of Directors in December 2022. The stock repurchase program expires in February 2025 and there is no guarantee to the exact number of shares that will be repurchased by the Company over that period. See Note 10 for additional information.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months and six months ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Regulation S-K, Item 408).

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

ASCENT INDUSTRIES CO.
(Registrant)

Date:	August 6, 2024	By:	/s/ J. Bryan Kitchen
J. Bryan Kitchen
President and Chief Executive Officer
(principal executive officer)

Date:	August 6, 2024	By:	/s/ Ryan Kavalauskas
Ryan Kavalauskas
Chief Financial Officer
(principal accounting officer)