Form 10-Q
period 2024-09-30
ASCENT INDUSTRIES CO.
filed 2024-11-12
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _____ to _____

COMMISSION FILE NUMBER 0-19687
Ascent Industries Co.
(Exact name of registrant as specified in its charter)

Delaware				57-0426694
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

20 N. Martingale Rd,	Suite 430
Schaumburg,	Illinois			60173
(Address of principal executive offices)				(Zip Code)
		(630)	884-9181
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $1.00 per share	ACNT	NASDAQ Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock as of November 8, 2024 was 10,092,966

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

Part I - Financial Information
Item 1. Financial Statements

Ascent Industries Co.
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	(Unaudited)
	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$8,547	$1,851
Accounts receivable, net of allowance for credit losses of $583 and $463, respectively	27,768	26,604
Inventories	42,968	52,306
Prepaid expenses and other current assets	3,483	4,879
Assets held for sale	—	2,912
Current assets of discontinued operations	56	861
Total current assets	82,822	89,413
Property, plant and equipment, net	26,654	29,755
Right-of-use assets, operating leases, net	28,623	27,784
Intangible assets, net	7,380	8,496
Deferred income taxes	—	5,808
Deferred charges, net	29	104
Other non-current assets, net	3,108	1,935
Total assets	$148,616	$163,295

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$12,286	$16,416
Accrued expenses and other current liabilities	7,081	5,108
Current portion of note payable	641	360
Current portion of operating lease liabilities	1,448	1,140
Current portion of finance lease liabilities	288	292
Current liabilities of discontinued operations	222	1,473
Total current liabilities	21,966	24,789
Long-term portion of operating lease liabilities	30,433	29,729
Long-term portion of finance lease liabilities	1,089	1,307
Deferred income taxes	369	—
Other long-term liabilities	54	60
Total non-current liabilities	31,945	31,096
Total liabilities	$53,911	$55,885

Commitments and contingencies – See Note 13

Shareholders' equity:
Common stock, par value $1 per share; 24,000,000 shares authorized; 11,085,103 and 10,092,966 shares issued and outstanding, respectively	$11,085	$11,085
Capital in excess of par value	47,238	47,333
Retained earnings	45,946	58,517
	104,269	116,935
Less: cost of common stock in treasury - 992,137 and 990,282 shares, respectively	(9,564)	(9,525)
Total shareholders' equity	94,705	107,410
Total liabilities and shareholders' equity	$148,616	$163,295
Note: The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date. See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Condensed Consolidated Statements of Income (Loss) (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$42,901	$46,747	$137,201	$151,963
Cost of sales	36,442	43,763	122,354	148,289
Gross profit	6,459	2,984	14,847	3,674
Selling, general and administrative	6,025	6,687	19,850	20,430
Acquisition costs and other	5	—	83	277
Goodwill impairment	—	11,389	—	11,389
Gain on lease modification	(67)	—	(67)	—
Operating income (loss) from continuing operations	496	(15,092)	(5,019)	(28,422)
Other expense (income)
Interest expense, net	124	1,063	323	3,217
Other, net	(91)	(97)	(303)	(344)
Income (loss) from continuing operations before income taxes	463	(16,058)	(5,039)	(31,295)
Income tax expense (benefit)	7,479	(1,380)	6,270	(4,680)
Loss from continuing operations	(7,016)	(14,678)	(11,309)	(26,615)
Income (loss) from discontinued operations, net of tax	864	(3,254)	(1,262)	(11,152)
Net loss	$(6,152)	$(17,932)	$(12,571)	$(37,767)

Net loss per common share from continuing operations:
Basic	$(0.69)	$(1.45)	$(1.12)	$(2.62)
Diluted	$(0.69)	$(1.45)	$(1.12)	$(2.62)

Net income (loss) per common share from discontinued operations:
Basic	$0.08	$(0.32)	$(0.12)	$(1.10)
Diluted	$0.08	$(0.32)	$(0.12)	$(1.10)

Net loss per common share:
Basic	$(0.61)	$(1.77)	$(1.24)	$(3.72)
Diluted	$(0.61)	$(1.77)	$(1.24)	$(3.72)

Weighted average shares outstanding:
Basic	10,114	10,135	10,111	10,151
Diluted	10,114	10,135	10,111	10,151
See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(12,571)	$(37,767)
Loss from discontinued operations, net of tax	(1,262)	(11,152)
Net loss from continuing operations	(11,309)	(26,615)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	4,489	4,634
Amortization expense	1,116	1,128
Amortization of debt issuance costs	75	75
Goodwill impairment	—	11,389
Deferred income taxes	6,639	(7,864)
Provision for losses on accounts receivable	121	327
Provision for losses on inventories	1,300	1,980
Loss on disposal of property, plant and equipment	—	182
Non-cash lease expense	171	190
Stock-based compensation expense	601	701
Changes in operating assets and liabilities:
Accounts receivable	(1,283)	3,754
Inventories	8,038	5,880
Other assets and liabilities	(918)	358
Accounts payable	(4,237)	8,872
Accrued expenses	1,973	(217)
Accrued income taxes	669	(772)
Net cash provided by operating activities - continuing operations	7,445	4,002
Net cash (used in) provided by operating activities - discontinued operations	(1,587)	17,525
Net cash provided by operating activities	5,858	21,527
Investing activities
Purchases of property, plant and equipment	(1,281)	(2,411)
Net cash used in investing activities - continuing operations	(1,281)	(2,411)
Net cash provided by (used in) investing activities - discontinued operations	2,797	(394)
Net cash provided by (used in) investing activities	1,516	(2,805)
Financing activities
Borrowings from long-term debt	156,923	201,588
Proceeds from note payable	914	900
Payments on long-term debt	(156,923)	(220,130)
Payments on note payable	(633)	(657)
Principal payments on finance lease obligations	(221)	(231)
Repurchase of common stock	(738)	(903)
Net cash used in financing activities	(678)	(19,433)
Increase (decrease) in cash and cash equivalents	6,696	(711)
Less: Cash and cash equivalents of discontinued operations	—	1
Cash and cash equivalents at beginning of period	1,851	1,440
Cash and cash equivalents at end of period	$8,547	$730

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$207	$2,937
Income taxes	—	817
Noncash Investing Activities:
Capital expenditures, not yet paid	$107	$201
See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)
(in thousands)

	Three Months Ended September 30, 2024

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance June 30, 2024	11,085	$11,085	$47,111	$52,098	960	$(9,252)	$101,042
Net income	—	—	—	(6,152)		—	(6,152)
Issuance of 10,852 shares of common stock from treasury	—	—	(105)	—	(11)	105	—
Stock-based compensation	—	—	232	—		—	232
Repurchase of 42,623 shares of common stock	—	—	—	—	43	(417)	(417)
Balance as of September 30, 2024	11,085	$11,085	$47,238	$45,946	992	$(9,564)	$94,705

	Nine Months Ended September 30, 2024

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance at December 31, 2023	11,085	$11,085	$47,333	$58,517	$990	$(9,525)	$107,410
Net loss	—	—	—	(12,571)		—	(12,571)
Issuance of 72,331 shares of common stock from treasury	—	—	(696)	—	(72)	696	—
Stock-based compensation	—	—	601	—		—	601
Repurchase of 74,186 shares of common stock	—	—	—	—	74	(735)	(735)
Balance as of September 30, 2024	11,085	$11,085	$47,238	$45,946	$992	$(9,564)	$94,705
See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
Continued

	Three Months Ended September 30, 2023

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance June 30, 2023	11,085	$11,085	$46,951	$65,311	927	$(9,021)	$114,326
Net loss	—	—	—	(17,932)		—	(17,932)
Issuance of 6,860 shares of common stock from treasury	—	—	(67)	—	(7)	67	—
Stock-based compensation	—	—	305	—		—	305
Repurchase of 44,799 shares of common stock	—	—	—	—	45	(397)	(397)
Balance as of September 30, 2023	11,085	$11,085	$47,189	$47,379	965	$(9,351)	$96,302

	Nine Months Ended September 30, 2023

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance at December 31, 2022	11,085	$11,085	$47,021	$85,146	924	$(8,993)	$134,259
Net loss	—	—	—	(37,767)		—	(37,767)
Issuance of 55,636 shares of common stock from treasury	—	—	(542)	—	(55)	542	—
Stock-based compensation	—	—	710	—		—	710
Repurchase 95,955 of common stock	—	—	—	—	96	(900)	(900)
Balance as of September 30, 2023	11,085	$11,085	$47,189	$47,379	965	$(9,351)	$96,302
See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Unless indicated otherwise, the terms "Company," "we," "us," and "our" refer to Ascent Industries Co. and its consolidated subsidiaries.

Note 1: Basis of Presentation
Basis of Financial Statement Presentation
The accompanying unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The unaudited condensed consolidated financial statements, in the opinion of management, contain all normal recurring adjustments necessary to present a fair statement of the condensed consolidated balance sheets as of September 30, 2024, the statements of income (loss) and shareholders’ equity for the three and nine months ended September 30, 2024 and 2023, and the statements of cash flows for the nine months ended September 30, 2024 and 2023. The December 31, 2023 condensed consolidated balance sheet was derived from the audited financial statements.

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
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. The ASU requires updated disclosures, in the notes to the financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity disclose the amounts of purchases of inventory, employee compensation, depreciation, intangible asset amortization and depreciation, depletion, and amortization recognized as part of oil and gas producing activities included in relevant expense captions. The amendments also require disclosure of qualitative descriptions of amounts remaining in relevant expense captions that are not separately disaggregated and to disclose the total amount of selling expenses as well as the entity's definition of selling expenses. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2027, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and footnote disclosures
Recent accounting pronouncements pending adoption not discussed in this Form 10-Q are either not applicable to the Company or are not expected to have a material impact on the Company.
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
As a result of this decision, during the second quarter ended June 30, 2023, the Company incurred asset impairment charges of $6.4 million related to the write down of inventory and long-lived assets as well as $1.4 million in increased reserves on accounts receivable at the facility. During the third quarter of 2023, the Company incurred additional asset impairment charges of $2.4 million related to the write down of inventory to net realizable value. During the first quarter of 2024, the Company incurred additional asset impairment charges of $1.1 million related to the write down of the remaining long-lived assets at the facility. During the third quarter, the Company entered into a purchase agreement to sell the remaining assets at the Munhall facility for approximately $2.8 million. The Company recognized a $1.5 million gain on the sale in the third quarter of 2024. See Note 4 for further discussion of the assets held for sale and related fair value measurements. The results of operations for Munhall have been classified as discontinued operations for all periods presented.

In May of 2023, the Company was named as a defendant in a lawsuit filed in the U.S. District Court for the Western District of Pennsylvania, asserting various claims for breach of contracts resulting in losses to the plaintiff and seeking damages in the amount of $0.8 million plus prejudgment interest and attorney's fees. The Company had an estimated liability of $1.0 million related to the lawsuit as of December 31, 2023. In August of 2024, the Company resolved the case through a settlement agreement and no longer has funds reserved for the matter.

Divestiture of Specialty Pipe & Tube, Inc.
On December 22, 2023, the Company and its wholly-owned subsidiary Specialty Pipe & Tube, Inc. (“SPT”) entered into an Asset Purchase Agreement pursuant to which Ascent and SPT sold substantially all of the assets primarily related to SPT to Specialty Pipe & Tube Operations, LLC, a Delaware limited liability company. The consideration for the transaction was approximately $55 million of cash proceeds subject to certain closing adjustments. The transaction closed on December 22, 2023. Ascent and Purchaser also entered into a Transition Services Agreement (the “TSA”) and an Employee Leasing Agreement (the “ELA”) each dated December 22, 2023, pursuant to which Ascent agreed to provide certain transition services and to lease certain employees to Purchaser immediately after the closing for certain agreed upon transition periods. The TSA and the ELA were both completed as of June 30, 2024. As result of the sale, SPT results of operations are classified under discontinued operations for all periods presented. Prior to the divestiture, SPT was reported under the Company's Tubular Products segment.

The following table presents the aggregate carrying amounts of the classes of assets and liabilities of the Company's discontinued operations:

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)

(in thousands)	September 30, 2024	December 31, 2023
Carrying amounts of assets included as part of discontinued operations:
Accounts receivable, net	$—	$778
Prepaid expenses and other current assets	56	83
Current assets classified as discontinued operations	56	861

Carrying amounts of current liabilities included as part of discontinued operations:
Accounts payable	9	107
Accrued expenses and other current liabilities	213	1,366
Total current liabilities classified as discontinued operations	$222	$1,473

The financial results are presented as loss from discontinued operations, net of tax on the unaudited condensed consolidated statements of income (loss). The following table summarizes the results of the Company's discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net sales	$29	$12,016	$290	$57,547
Cost of sales	466	12,974	2,064	56,393
Gross profit	(437)	(958)	(1,774)	1,154

Selling, general and administrative expense	(1,899)	742	(1,758)	6,326
Acquisition costs and other	5	135	124	213
Asset impairments	—	2,416	1,115	8,803
Income (loss) from discontinued operations before income taxes	1,457	(4,251)	(1,255)	(14,188)
Income tax expense (benefit)	593	(997)	7	(3,036)
Net income (loss) from discontinued operations	$864	$(3,254)	$(1,262)	$(11,152)
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

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the Company's revenues, disaggregated by product group from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Fiberglass and steel liquid storage tanks and separation equipment	$—	$—	$—	$50
Stainless steel pipe and tube	22,023	26,695	74,559	86,748
Specialty chemicals	20,878	20,052	62,642	65,165
Net sales	$42,901	$46,747	$137,201	$151,963
Performance obligations are supported by contracts with customers, providing a framework for the nature of the distinct goods, services or bundle of goods and services. The timing of satisfying the performance obligation is typically indicated by the terms of the contract. The following table represents the Company's revenue recognized at a point-in-time and over-time:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Point-in-time	$38,532	$42,037	$121,159	$137,803
Over-time	$4,369	$4,710	$16,042	$14,160
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
During the three and nine months ended September 30, 2024, the Company's only significant measurements of assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition were certain long-lived assets.
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

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
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
Assets Held for Sale
During the third quarter of 2024, the Company entered into a purchase agreement to sell the remaining assets at the Munhall facility for approximately $2.8 million. The Company recognized a $1.5 million gain on the sale in the third quarter of 2024. As a result of this sale, the Company had no assets held for sale as of September 30, 2024. The Company remains obligated under the terms of the leases for the rent and other costs that may be associated with the lease of the Munhall facility through 2036.
Munhall assets classified as held for sale as are as follows:

(in thousands)	September 30, 2024	December 31, 2023
Property, plant and equipment, net	$—	$2,374
Other assets, net	—	538
Assets held for sale	$—	$2,912

Fair Value of Financial Instruments
The fair values of cash and cash equivalents, accounts receivable, accounts payable and the Company's note payable approximated their carrying value because of the short-term nature of these instruments. The Company's revolving line of credit and long-term debt, which is based on a variable interest rate, are also reflected in the financial statements at carrying value which approximate fair values as of September 30, 2024. The carrying amount of cash and cash equivalents are considered Level 1 measurements. The carrying amounts of accounts receivable, accounts payable, note payable, revolving line of credit and long-term debt are considered Level 2 measurements. See Note 8 for further information on the Company's debt.
Note 5: Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined by either specific identification or weighted average methods. The components of inventories are as follows:

(in thousands)	September 30, 2024	December 31, 2023
Raw materials	$15,647	$22,321
Work-in-process	13,276	14,740
Finished goods	21,365	21,364
	50,288	58,425
Less: inventory reserves	(7,320)	(6,119)
Inventories	$42,968	$52,306

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Property, Plant and Equipment
Property, plant and equipment from continuing operations consist of the following:

(in thousands)	September 30, 2024	December 31, 2023
Land	$668	$723
Leasehold improvements	3,087	3,079
Buildings	1,534	1,534
Machinery, fixtures and equipment	94,766	93,758
Construction-in-progress	1,357	1,330
	101,412	100,424
Less: accumulated depreciation and amortization	(74,758)	(70,669)
Property, plant and equipment, net	$26,654	$29,755

The following table sets forth depreciation expense related to property, plant and equipment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Cost of sales	$1,374	$1,462	$4,290	$4,454
Selling, general and administrative	64	60	199	180
Total depreciation	$1,438	$1,522	$4,489	$4,634

Note 7: Intangible Assets and Deferred Charges
Intangible Assets
Intangible assets represent the fair value of intellectual, non-physical assets resulting from business acquisitions and are amortized over their estimated useful life using either an accelerated or straight-line method over a period of 15 years.
The balance of intangible assets from continuing operations subject to amortization are as follows:

	September 30, 2024		December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Customer related	$14,604	$(7,779)	$14,604	$(6,685)
Trademarks and trade names	150	(22)	150	(17)
Other	500	(73)	500	(56)
Total definite-lived intangible assets	$15,254	$(7,874)	$15,254	$(6,758)

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Estimated amortization expense related to intangible assets for the next five years are as follows:

(in thousands)
Remainder of 2024	$372
2025	1,324
2026	1,102
2027	930
2028	786
2029	673
Thereafter	2,193

Deferred Charges
Deferred charges represent debt issuance costs and are amortized over their estimated useful lives using the straight-line method over a period of four years.
The balance of deferred charges subject to amortization are as follows:

(in thousands)	September 30, 2024	December 31, 2023
Deferred charges, gross	$398	$398
Accumulated amortization of deferred charges	(369)	(294)
Deferred charges, net	$29	$104

Note 8: Debt
Short-term debt
On June 21, 2024, the Company entered into a note payable in the amount of $0.9 million with an interest rate of 3.70% maturing April 1, 2025. The agreement is associated with the financing of a portion of the Company's insurance premiums in the current year. As of September 30, 2024, the outstanding balance was $0.6 million.
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

The borrowing capacity under the credit facility totals $80.0 million consisting of a $80.0 million revolving line of credit which includes a $17.5 million machinery and equipment sub-limit. The Company had no debt outstanding under its credit facilities as of September 30, 2024 and December 31, 2023.
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

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Pursuant to the Credit Agreement, the Company was required to pledge all of its tangible and intangible properties, including the stock and membership interests of its subsidiaries. The Credit Agreement contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $7.5 million and (ii) 10% of the revolving credit facility (currently $8.0 million). As of September 30, 2024, the Company was in compliance with all financial debt covenants.
As of September 30, 2024, the Company had $57.5 million of remaining availability under it credit facility.

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
During the third quarter of 2024, the Company and Store closed on a transaction pursuant to which Store sold to a third party approximately 20,200 square feet of warehouse space located at Ascent’s facility in Cleveland, Tennessee. As a result of the sale, the Company and Store entered into a Fourth Amended and Restated Master Lease Agreement (the “Fourth Master Lease”) to reduce the Company's rent at the Cleveland facility pursuant to the terms and conditions of the Third Amended and Restated Master Lease Agreement between the parties dated September 10, 2020.
The Fourth Master Lease was determined to be a lease modification that qualified for a remeasurement of the existing lease and not a separate contract. Upon modification of the Fourth Master Lease, the right-of-use asset and operating lease liability were remeasured using an incremental borrowing rate determined on the date of modification. As such, the Company recognized an increase in the right-of-use asset and operating lease liability related to the Fourth Master Lease of $1.3 million and recognized a gain on the modification of $0.1 million, which is reported within operating expenses on the unaudited consolidated statements of income (loss).
As of September 30, 2024, operating lease liabilities related to the master lease agreement with Store Capital totaled $31.2 million, or 94% of the total lease liabilities on the consolidated balance sheet.
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
During the three months and nine months ended September 30, 2024, the Company did not enter into any new finance lease agreements.
Operating and finance lease amounts from continuing operations included in the unaudited condensed consolidated balance sheet are as follows (in thousands):

Classification	Financial Statement Line Item	September 30, 2024	December 31, 2023
Long-term Assets	Right-of-use assets, operating leases	$28,623	$27,784
Long-term Assets	Property, plant and equipment	1,303	1,543
Current liabilities	Current portion of lease liabilities, operating leases	1,448	1,140
Current liabilities	Current portion of lease liabilities, finance leases	288	292
Non-current liabilities	Non-current portion of lease liabilities, operating leases	30,433	29,729
Non-current liabilities	Non-current portion of lease liabilities, finance leases	1,089	1,307

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Total Lease Cost
Individual components of the total lease cost incurred by the Company are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Operating lease cost[1]	$1,007	$985	$2,978	$2,956
Finance lease cost:
Amortization of right-of-use assets	79	87	237	263
Interest on finance lease liabilities	22	24	65	61
Sublease income	(92)	(91)	(276)	(273)
Total lease cost	$1,016	$1,005	$3,004	$3,007
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
Maturity of Leases
The amounts of undiscounted future minimum lease payments under leases in continuing operations as of September 30, 2024 are as follows:

(in thousands)	Operating	Finance
Remainder of 2024	$898	$90
2025	3,698	361
2026	3,750	361
2027	3,825	361
2028	3,903	303
Thereafter	31,937	85
Total undiscounted minimum future lease payments	48,011	1,561
Imputed interest	(16,130)	(184)
Present value of lease liabilities	$31,881	$1,377
Lease Term and Discount Rate

Weighted-average remaining lease term	September 30, 2024	December 31, 2023
Operating leases	11.85 years	12.67 years
Finance leases	4.37 years	5.07 years
Weighted-average discount rate
Operating leases	7.17%	8.33%
Finance leases	5.93%	5.92%
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

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
The Company also currently subleases the former Palmer facility and records cash receipts related to the subleases in other expense (income) on the unaudited condensed consolidated statements of income (loss).
Future expected cash receipts from the Company's subleases as of September 30, 2024 are as follows:

(in thousands)	Sublease Receipts
Remainder of 2024	$145
2025	582
2026	594
2027	606
2028	618
Thereafter	5,229
Total sublease receipts	$7,774
Note 10: Shareholders' Equity
On December 20, 2022, the Board of Directors re-authorized the Company's share repurchase program. The previous share repurchase program had a term of 24 months and was set to expire on February 17, 2023. The share repurchase program allows for repurchase of up to 790,383 shares of the Company's outstanding common stock and extends to February 17, 2025. The shares will be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Under the program, the purchases will be funded from available working capital, and the repurchased shares will be returned to the status of authorized, but unissued shares of common stock or held in treasury. There is no guarantee as to the exact number of shares that will be repurchased by the Company and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. As of September 30, 2024, the Company has 462,685 shares of its share repurchase authorization remaining.
Shares repurchased for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Number of shares repurchased	42,623	44,799	74,186	95,955
Average price per share	$9.79	$8.87	$9.92	$9.38
Total cost of shares repurchased[1]	$418,563	$398,861	$738,361	$903,012
1Includes broker commissions paid as part of repurchase transactions

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Note 11: Earnings Per Share
The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net loss from continuing operations	$(7,016)	$(14,678)	$(11,309)	$(26,615)
Net income (loss) from discontinued operations	864	(3,254)	(1,262)	(11,152)
Net loss	$(6,152)	$(17,932)	$(12,571)	$(37,767)
Denominator:
Weighted-average common shares outstanding	10,114	10,135	10,111	10,151
Effect of dilutive securities:
Employee stock options and stock grants	—	—	—	—
Weighted-average common shares, as adjusted	10,114	10,135	10,111	10,151

Net loss per share from continuing operations:
Basic	$(0.69)	$(1.45)	$(1.12)	$(2.62)
Diluted	$(0.69)	$(1.45)	$(1.12)	$(2.62)

Net income (loss) per share from discontinued operations:
Basic	$0.08	$(0.32)	$(0.12)	$(1.10)
Diluted	$0.08	$(0.32)	$(0.12)	$(1.10)

Net loss per share:
Basic	$(0.61)	$(1.77)	$(1.24)	$(3.72)
Diluted	$(0.61)	$(1.77)	$(1.24)	$(3.72)
The diluted loss per share calculations exclude the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. The Company had $0.1 million shares that were anti-dilutive for the three and nine months ended September 30, 2024 and 2023, respectively.
Note 12: Income Taxes
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal examinations for years before 2020 or state examinations for years before 2019. During the three and nine months ended September 30, 2024 and 2023, the Company did not identify nor reserve for any unrecognized tax benefits.
Our income tax expense (benefit) and overall effective tax rates for continuing operations for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Income tax benefit	$7,479	$(1,380)	$6,270	$(4,680)
Effective income tax rate	1,612.2%	8.6%	124.4%	15.0%

The effective tax rate for continuing operations was 1,612.2% and 124.4% for the three and nine months ended September 30, 2024. The three and nine months ended September 30, 2024 effective tax rate was higher than the U.S. statutory rate of 21.0% primarily due to discrete tax charges associated with the recording of a valuation allowance on cumulative U.S. federal and

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
state deferred tax assets. During the period, the Company determined it was more likely than not that the existing cumulative deferred tax assets would be unrealizable and recorded a discrete tax charge of $6.2 million.
The effective tax rate for continuing operation was 8.6% and 15.0% for the three and nine months ended September 30, 2023. The three and nine months ended September 30, 2023 effective tax rate was lower than the U.S. statutory rate 21.0% primarily due to the effects of permanent goodwill impairment reducing the tax benefit in the period.
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

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
The following table summarizes certain information regarding segments of the Company's continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net sales
Tubular Products	$22,023	$26,695	$74,559	$86,748
Specialty Chemicals	20,878	20,052	62,642	65,165
All Other	—	—	—	50
	$42,901	$46,747	$137,201	$151,963
Operating income (loss)
Tubular Products	$1,653	$(620)	$1,040	$(7,215)
Specialty Chemicals	385	(11,481)	(625)	(10,935)
All Other	(117)	(132)	(378)	(684)

Corporate
Unallocated corporate expenses	(1,490)	(2,859)	(5,070)	(9,314)
Acquisition costs and other	(2)	—	(53)	(274)
Gain on lease modification	67	—	67	—
Total Corporate	(1,425)	(2,859)	(5,056)	(9,588)
Operating income (loss)	496	(15,092)	(5,019)	(28,422)
Interest expense, net	124	1,063	323	3,217
Other, net	(91)	(97)	(303)	(344)
Income (loss) from continuing operations before income taxes	$463	$(16,058)	$(5,039)	$(31,295)

	As of
(in thousands)	September 30, 2024	December 31, 2023
Identifiable assets
Tubular Products	$64,571	$70,548
Specialty Chemicals	43,905	49,547
Corporate and other	40,084	42,339
	$148,560	$162,434
Note 15: Subsequent Events
On November 6, 2024, Ascent entered into a Limited Consent, Third Amendment to Credit Agreement to Loan Documents with BMO Bank N.A. under Ascent’s credit facility (the “Credit Facility Amendment”). The Credit Facility Amendment reduced the maximum revolving loan commitment under the credit facility from $80 million to $60 million and extended the term of the credit facility through December 31, 2027. The Credit Facility Amendment also increased the interest rate for the credit facility from SOFR plus an interest rate margin of between 1.85% and 2.10% to SOFR plus an interest rate margin of between 1.85% and 2.35%, depending on average availability under the credit facility and Ascent’s consolidated fixed charge coverage ratio.

Pursuant to the Credit Facility Amendment, the Company was required to pledge all of its tangible and intangible properties, including the stock and membership interests of its subsidiaries. The Credit Facility Amendment contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $6.0 million and (ii) 15% of the revolving credit facility. The borrowing capacity under the amended credit facility totals $60.0 million consisting of a $60.0 million revolving line of credit which includes a $7.7 million machinery and equipment sub-limit. The Company had no debt outstanding under its credit facilities as of November 6, 2024.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity, and capital resources during the three and nine months ended September 30, 2024 and 2023, respectively. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the Annual Report), as well as the condensed consolidated financial statements (unaudited) and notes to the condensed consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of 2023. This discussion and analysis is presented in five sections:
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
Macroeconomic Events
Macroeconomic and inflationary pressures have negatively impacted our revenue, operating margins and net income in 2023 and 2024 to date, including increased pricing pressures within both segments of our business. During the quarter, we continued to see demand fluctuations in our end user markets resulting in decreases in volume year over year and sequentially from the second quarter, however, we continue to focus on stabilization initiatives centered around pricing and product mix optimization, strategic sourcing, labor and overhead improvements and working capital which has allowed us to achieve three consecutive quarters of positive margin expansion and setting the foundation for future growth. The ongoing factors driving volatility in global markets that could impact our business' earnings and cash flows include, but are not limited to, the misalignment of supply and demand for labor, energy, raw materials and other inputs, the inflation of (or unavailability of) raw material inputs and transportation and logistics services, currency fluctuations, interest rates and extreme weather, the purchasing of commodities and relative commodity prices. The Company continues efforts to offset these inflationary pressures and continues to implement initiatives to improve working capital and evaluate other opportunities to maintain and improve financial performance in the short and long term, however, if these inflationary and demand pressures continue, our revenue, gross and operating margins and net income (loss) will continue to be impacted for the remainder of 2024.

Results of Operations
Consolidated Performance Summary
Consolidated net sales for the third quarter of 2024 were $42.9 million, a decrease of $3.8 millions, or 8.2%, compared to net sales for the third quarter of 2023. The decrease in net sales was primarily driven by a 7.3% decrease in average selling prices and a 2.0% decrease in pounds shipped.
Consolidated net sales for the first nine months of 2024 were $137.2 million, a decrease of $14.8 million, or 9.7%, compared to net sales for the first nine month of 2023. The decrease in net sales was primarily driven by a 14.2% decrease in average selling prices partially offset by a 3.0% increase in pounds shipped.
For the third quarter of 2024, consolidated gross profit increased 116.5% to $6.5 million, or 15.1% of sales, compared to a gross profit of $3.0 million, or 6.4% of sales in the third quarter of 2023. For the first nine months of 2024, consolidated gross profit increased 304.2% to $14.8 million, or 10.8% of sales, compared to $3.7 million, or 2.4% of sales in the first nine months of 2023. The increases in gross profit for the third quarter and first nine months of 2024 were primarily attributable to improved strategic sourcing initiatives and product line management resulting in lower raw material costs as well as labor and overhead improvements.
Consolidated selling, general, and administrative expense (SG&A) for the third quarter of 2024 decreased $0.7 million to $6.0 million, or 14.0% of sales, compared to $6.7 million, or 14.3% of sales in the third quarter of 2023. The decrease in SG&A expense for the third quarter of 2024 was primarily driven by decreases in salaries, wages and benefits and credit losses partially offset by increases in incentive bonus expense.
Consolidated selling, general, and administrative expense (SG&A) for the first nine months of 2024 decreased $0.6 million to $19.9 million, or 14.5% of sales, compared to $20.4 million, or 13.4% of sales in the first nine months of 2023. The decrease in SG&A expense for the first nine months of 2024 was primarily driven by decreases in salaries, wages and benefits and credit losses partially offset by increases in incentive bonus expense and professional fees.
Consolidated operating income in the third quarter of 2024 totaled $0.5 million compared to operating loss of $15.1 million in the third quarter of 2023. Consolidated operating loss in the first nine months of 2024 totaled $5.0 million compared to operating loss of $28.4 million in the first nine months of 2023. The operating income in the third quarter and the operating loss decrease in first nine months of 2024 was primarily driven by the aforementioned increase in gross profit as well as goodwill impairment within the Specialty Chemicals segment in 2023.
Specialty Chemicals
Net sales in the third quarter of 2024 totaled $20.9 million, an increase of $0.8 million, or 4.1%, from the third quarter of 2023. The increase was driven by a 6.1% increase in average selling prices partially offset by a 2.5% decrease in pounds shipped.
Net sales in the first nine months of 2024 totaled $62.6 million, a decrease of $2.5 million, or 3.9%, from the first nine months of 2023. The decrease was driven by a 9.3% decrease in average selling price offset by a 2.7% increase in pounds shipped.
Gross profit for the third quarter of 2024 increased to $3.1 million, or 15.0% of sales, compared to $1.9 million, or 9.3% of sales in the third quarter of 2023. Gross profit for the first nine months of 2024 increased to $7.6 million, or 12.1% of sales, compared to $5.7 million, or 8.8% of sales in the first nine months of 2023. The increases were primarily attributable strategic sourcing initiatives and product line management resulting in lower raw material costs as well as labor and overhead improvements.
SG&A expense for the third quarter of 2024 increased to $2.7 million, or 13.2% of sales, compared to $2.0 million, or 9.8% of sales in the third quarter of 2023. The increase was primarily driven by increases in corporate expense allocation and incentive bonus expense partially offset by decreases in professional fees and credit losses.
SG&A expense for the first nine months of 2024 increased to $8.2 million, or 13.1% of sales, compared to $5.3 million, or 8.1% of sales in the first nine months of 2023. The increase was primarily driven by increases in corporate expense allocation, incentive bonus expense and professional fees partially offset by decreases in credit losses.
Operating income increased to $0.4 million for the third quarter of 2024 compared to operating loss of $11.5 million for the third quarter of 2023. The current year increase in operating income was primarily driven by the aforementioned increases in gross profit and reduction in prior year goodwill impairment partially offset by increases in SG&A expenses.
Operating loss decreased to $0.6 million for the first nine months of 2024 compared to operating loss of $10.9 million for the first nine months of 2023. The current year decrease in operating loss was primarily driven by the aforementioned increases in gross profit and reduction in prior year goodwill impairment partially offset by increases in SG&A expenses.
Tubular Products
Net sales in the third quarter of 2024 totaled $22.0 million, a decrease of $4.7 million, or 17.5%, from the third quarter of 2023. The decrease was primarily driven by a 17.2% decrease in average selling prices and a 1.0% decrease in pounds shipped.
Net sales in the first nine months of 2024 totaled $74.6 million, a decrease of $12.2 million, or 14.1%, from the first nine months of 2023. The decrease was primarily driven by a 18.5% decrease in average selling prices partially offset by a 4.2% increase in pounds shipped.

For the third quarter of 2024, gross profit increased 177.6% to $3.5 million, or 15.7% of sales, compared to a gross profit of $1.2 million, or 4.7% of sales in the third quarter of 2023. For the first nine months of 2024, gross profit increased 592.1% to $7.6 million, or 10.2% of sales, compared to a gross loss of $1.6 million, or (1.8)% of sales in the first nine months of 2023. The increase for the third quarter and first nine months of 2024 was primarily attributable to strategic sourcing measures and product line management resulting in lower raw material costs as well as labor and overhead improvements.
SG&A expense for the third quarter of 2024 decreased to $1.8 million, or 8.2% of sales, compared to $1.9 million, or 7.0% of sales, in the third quarter of 2023. SG&A expense for the first nine months of 2024 increased to $6.6 million, or 8.8% of sales, compared to $5.7 million, or 6.5% of sales, in the first nine months of 2023. The change in the third quarter and year to date SG&A was primarily driven by increases in corporate expense allocation partially offset by decreases in salaries, wages and benefits, credit losses and professional fees.
Operating income increased to $1.7 million for the third quarter of 2024 compared to an operating loss of $0.6 million for the third quarter of 2023. The current year increase in operating income was primarily driven by the aforementioned increase in gross profit.
Operating income increased to $1.0 million for the first nine months of 2024 compared to an operating loss of $7.2 million for the first nine months of 2023. The current year decrease in operating loss was primarily driven by the aforementioned increase in gross profit partially offset by increases in SG&A expense.
Corporate & Other Items
Unallocated corporate and other expenses for the third quarter of 2024 decreased $1.4 million, or 46.2%, to $1.6 million, or 3.7% of sales, compared to $3.0 million, or 6.4% of sales, in the prior year. The third quarter of 2024 decrease was primarily driven by increases in corporate allocation expenses partially offset by increases in salaries, wages and benefits, professional fees, taxes and licenses and insurance expense.
Unallocated corporate and other expenses for the first nine months of 2024 decreased $4.6 million, or 45.8%, to $5.4 million, or 4.0% of sales, compared to $10.0 million, or 6.6% of sales, in the prior year. The first nine months of 2024 decrease was primarily driven by increases in corporate allocation expense as well as decreases in salaries, wages and benefits and stock compensation expense, partially offset by increases in incentive bonus expense, taxes and licenses and insurance expense.
Interest expense for the third quarter of 2024 decreased to $0.1 million, from $1.1 million for the third quarter of 2023. Interest expense for the first nine months of 2024 decreased to $0.3 million, from $3.2 million for the first nine months of 2023. The decrease is primarily related to lower outstanding debt in the current year compared to the prior year.
The effective tax rate for continuing operations was 1,612.2% and 124.4% for the three and nine months ended September 30, 2024. The three and nine months ended September 30, 2024 effective tax rate was higher than the U.S. statutory rate of 21.0% primarily due to discrete tax charges associated with the recording of a valuation allowance on cumulative U.S. federal and state deferred tax assets. During the period, the Company determined it was more likely than not that the existing cumulative deferred tax assets would be unrealizable and recorded a discrete tax charge of $6.2 million.
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
Consolidated EBITDA and Adjusted EBITDA from continuing operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Consolidated
Net loss from continuing operations	$(7,016)	$(14,678)	$(11,309)	$(26,615)
Adjustments:
Interest expense	124	1,063	323	3,217
Income taxes	7,479	(1,380)	6,270	(4,680)
Depreciation	1,438	1,522	4,489	4,634
Amortization	372	376	1,116	1,128
EBITDA	2,397	(13,097)	889	(22,316)
Acquisition costs and other	5	—	83	277
Goodwill impairment	—	11,389	—	11,389
Gain on lease modification	(67)	—	(67)	—
Stock-based compensation	55	134	158	371
Non-cash lease expense	60	63	171	190
Retention expense	—	6	4	6
Restructuring and severance cost	—	—	208	90
Adjusted EBITDA	$2,450	$(1,505)	$1,446	$(9,993)
% of sales	5.7%	(3.2)%	1.1%	(6.6)%
Specialty Chemicals EBITDA and Adjusted EBITDA are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Specialty Chemicals
Net income (loss)	$367	$(11,498)	$(682)	$(10,974)
Adjustments:
Interest expense	19	21	57	52
Depreciation	945	942	2,863	2,850
Amortization	174	159	522	475
EBITDA	1,505	(10,376)	2,760	(7,597)
Acquisition costs and other	—	—	—	2
Goodwill impairment	—	11,389	—	11,389
Stock-based compensation	—	3	7	(13)
Non-cash lease expense	19	23	58	69
Restructuring and severance costs	—	—	109	—
Specialty Chemicals Adjusted EBITDA	$1,524	$1,039	$2,934	$3,850
% of segment sales	7.3%	5.2%	4.7%	5.9%

Tubular Products EBITDA and Adjusted EBITDA from continuing operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Tubular Products
Net income (loss) from continuing operations	$1,653	$(620)	$1,040	$(7,215)
Adjustments:
Depreciation	476	558	1,566	1,717
Amortization	198	218	594	653
EBITDA	2,327	156	3,200	(4,845)
Acquisition costs and other	3	—	29	—
Stock-based compensation	—	2	11	(15)
Non-cash lease expense	25	31	75	93
Restructuring and severance costs	—	—	31	84
Tubular Products Adjusted EBITDA	$2,355	$189	$3,346	$(4,683)
% of segment sales	10.7%	0.7%	4.5%	(5.4)%
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
Sources of Liquidity
Funds generated by operating activities supplemented by our available cash and cash equivalents and our credit facilities are our most significant sources of liquidity. As of September 30, 2024, we held $8.5 million of cash and cash equivalents, as well as $57.5 million of remaining available capacity on our revolving line of credit. We believe our sources of liquidity will be sufficient to fund operations and anticipated capital expenditures as well as repay our debt obligations as they become due over the next 12 months and beyond.
Cash Flows

Cash flows from continuing operations were as follows:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Total cash provided by (used in):
Operating activities	$7,445	$4,002
Investing activities	(1,281)	(2,411)
Financing activities	(678)	(19,433)
Net increase (decrease) in cash and cash equivalents	$5,486	$(17,842)

Operating Activities
The increase in cash provided by operating activities for the nine months ended September 30, 2024, compared to cash provided by operating activities in the nine months ended September 30, 2023, was primarily driven changes in working capital partially offset by decreases in net losses year over year. Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, customer payments of accounts receivable and payments to vendors in the regular course of business. Inventory increased operating cash flows for the first nine months of 2024 by $8.0 million compared to an increase of $5.9 million for the first nine months of 2023, while accounts payable decreased operating cash flows by $4.2 million for the first nine months of 2024, compared to an $8.9 million increase in the first nine months of

2023. The changes in inventory and accounts payable is primarily driven by lower inventory purchases to match inventory levels with sales, partially offset by higher inventory turns year-over-year and decreases in days payables outstanding on a nine-month average basis. Accounts receivable decreased operating cash flows by $1.3 million in the first nine months of 2024 compared to a $3.8 million increase in the first nine months of 2023. The decrease in cash generated by accounts receivable is primarily driven by a decrease in sales partially offset by a decrease in days sales outstanding compared to the first nine months of 2023.
Investing Activities
Net cash used in investing activities primarily consists of transactions related to capital expenditures. The decrease in cash used in investing activities for the nine months ended September 30, 2024 compared to the cash used in investing activities for the nine months ended September 30, 2023 was driven by decreases in capital expenditures in the current year compared to the prior year.
Financing Activities
Net cash used in financing activities primarily consists of transactions related to our long-term debt. The decrease in cash used in financing activities for the nine months ended September 30, 2024 compared to cash used in financing activities for the nine months ended September 30, 2023 was primarily driven by decreased total borrowings and repayments under the Company's credit facility compared to the prior year.
Short-term Debt
The Company has a note payable in the amount of $0.9 million with an annual interest rate of 3.70% maturing April 1, 2025, associated with the financing of the Company's insurance premium in 2024. As of September 30, 2024, the outstanding balance was $0.6 million.
Long-term Debt
During the fourth quarter of 2023, the Company entered into a Limited Consent, Second Amendment to Credit Agreement and Omnibus Amendment to Loan Documents with BMO Bank N.A. and the other lenders under the Company’s credit facility (the “Credit Facility Amendment”). The Credit Facility Amendment contains a consent for the SPT divestiture, released the lien on the assets of SPT and removed SPT as a loan party. The Credit Facility Amendment also reduced the maximum revolving loan commitment under the credit facility from $105 million to $80 million, and increased the interest rate for the credit facility from SOFR plus an interest rate margin of between 1.60% and 1.70% to SOFR plus an interest rate margin of between 1.85% and 2.10%, depending on average availability under the credit facility and the Company’s consolidated fixed charge coverage ratio. The Company had no debt outstanding under its credit facilities as of September 30, 2024 and December 31, 2023.
The Credit Agreement contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $7.5 million and (ii) 10% of the revolving credit facility (currently $8.0 million). As of September 30, 2024, the Company was in compliance with all financial debt covenants. See Note 8 in the notes to the unaudited condensed consolidated financial statements for additional information on the Company's line of credit.
Share Repurchases and Dividends
We have a share repurchase program, authorized by the Company's Board of Directors, that is executed through purchases made from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Shares repurchased are returned to status of authorized, but unissued shares of common stock or held in treasury. As of September 30, 2024, the Company has 462,685 shares of its share repurchase authorization remaining.

Shares repurchased for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Number of shares repurchased	42,623	44,799	74,186	95,955
Average price per share	$9.79	$8.87	$9.92	$9.38
Total cost of shares repurchased	$418,563	$398,861	$738,361	$903,012

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

Results of these additional measures are as follows:

	September 30, 2024	December 31, 2023
Current ratio	3.8	3.7
Debt to capital	—%	—%
Return on average equity	(14.4)%	(38.6)%
Material Cash Requirements from Contractual and Other Obligations
As of September 30, 2024, our material cash requirements for our known contractual and other obligations were as follows:
•Operating and Finance Leases - The Company enters into various lease agreements for the real estate and manufacturing equipment used in the normal course of business. Operating and finance lease obligations were $33.3 million, with $1.7 million payable within 12 months. See Note 9 for further detail of our lease obligations and the timing of expected future payments.
The Company has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on the Company's financial position, revenues, results of operations, liquidity, or capital expenditures. We expect capital spending to be as much as $0.8 million for the remainder of fiscal 2024.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Exchange Act as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.” The Company’s disclosure controls and procedures are designed to ensure that material information relating to the Company and its consolidated subsidiaries is accumulated and communicated to its management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2024. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2024, because of the previously reported material weaknesses in internal control over financial reporting, as described below.
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
Ongoing Remediation Efforts to Address Material Weaknesses
Our material weaknesses were not remediated at September 30, 2024. Our Board of Directors and management are committed to the continued implementation of remediation efforts to address the material weaknesses. The Company has a remediation plan which includes designing and implementing review and approval controls over the data utilized in various accounting processes, controls that will address the accuracy, timely recording and completeness of data used in the determination of significant accounting estimates, reserves and valuations in accordance with U.S. GAAP, controls that will address the sufficient review of complex accounting areas and controls that will address the monitoring of general information technology areas including user access, cyber security and segregation of duties.
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

Changes in Internal Control over Financial Reporting
Other than the ongoing remediation efforts described above, there have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
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
The following table sets forth information with respect to purchases of the Company’s common stock on a trade date basis made during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[1]	Number of Shares that May Yet Be Purchased under the Program
July 1, 2024 - July 31, 2024	—	$—	—	505,308
August 1, 2024 - August 31, 2024	22,056	10.11	22,056	483,252
September 1, 2024 - September 30, 2024	20,567	9.45	20,567	462,685
As of September 30, 2024	42,623	$9.79	42,623	462,685
1Pursuant to the 790,383 share stock repurchase program re-authorized by the Board of Directors in December 2022. The stock repurchase program expires in February 2025 and there is no guarantee to the exact number of shares that will be repurchased by the Company over that period. See Note 10 for additional information.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three and nine months ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Regulation S-K, Item 408).

Item 6. Exhibits

Exhibit No.	Description
10.1	Fourth Amended and Restated Master Lease Agreement, dated August 28, 2024, between Registrant and Store Master Funding XII, LLC
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	Certifications Pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101*)
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASCENT INDUSTRIES CO.
(Registrant)

Date:	November 12, 2024	By:	/s/ J. Bryan Kitchen
J. Bryan Kitchen
President and Chief Executive Officer
(principal executive officer)

Date:	November 12, 2024	By:	/s/ Ryan Kavalauskas
Ryan Kavalauskas
Chief Financial Officer
(principal accounting officer)