Form 10-K
period 2024-12-31
ASCENT INDUSTRIES CO.
filed 2025-03-04
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Based on the closing price as of June 30, 2024, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $71.7 million.
The number of shares outstanding of the registrant's common stock as of February 28, 2025 was 10,078,533.
Documents Incorporated By Reference
Portions of the Proxy Statement for the 2025 annual shareholders' meeting are incorporated by reference into Part III of this Form 10-K.

Ascent Industries Co.
Form 10-K
For Period Ended December 31, 2024

Disclosure Regarding Forward-Looking Statements
This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and other applicable federal securities laws. All statements that are not historical facts are forward-looking statements. Forward looking statements can be identified through the use of words such as "estimate," "project," "intend," "expect," "believe," "should," "anticipate," "hope," "optimistic," "plan," "outlook," "should," "could," "may" and similar expressions. The forward-looking statements are subject to certain risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions, including risks relating to the impact and spread of and the government’s response to pandemics; inability to weather an economic downturn; the impact of competitive products and pricing; product demand and acceptance risks; raw material and other increased costs; raw material availability; financial stability of the Company’s customers; customer delays or difficulties in the production of products; loss of consumer or investor confidence; employee relations; ability to maintain workforce by hiring trained employees; labor efficiencies; risks associated with acquisitions; environmental issues; negative or unexpected results from tax law changes; inability to comply with covenants and ratios required by the Company’s debt financing arrangements; and other risks detailed in Item 1A, Risk Factors, in this Annual Report on Form 10-K and from time-to-time in Ascent Industries Co.'s Securities and Exchange Commission filings. Ascent Industries Co. assumes no obligation to update any forward-looking information included in this Annual Report on Form 10-K.

PART I
Item 1. Business
Ascent Industries Co. is a diverse industrials company focused on the production of specialty chemicals and stainless steel pipe and tube. Ascent Industries Co. was incorporated in 1958 as the successor to a chemical manufacturing business founded in 1945 known as Blackman Uhler Industries Inc. The Company's executive office is located at 20 N. Martingale Rd, Suite 430, Schaumburg, Illinois 60173. Unless indicated otherwise, the terms "Ascent", "Company," "we" "us," and "our" refer to Ascent Industries Co. and its consolidated subsidiaries.
The Company's business is divided into two reportable operating segments, Specialty Chemicals and Tubular Products. The Specialty Chemicals segment produces critical ingredients and process aids for the oil & gas, household, industrial and institutional ("HII"), personal care, coatings, adhesives, sealants and elastomers (CASE), pulp and paper, textile, automotive, agricultural, water treatment, construction and other industries.
The Tubular Products segment serves markets through pipe and tube production and customers in the appliance, architectural, automotive and commercial transportation, brewery, chemical, petrochemical, pulp and paper, mining, power generation (including nuclear), water and waste-water treatment, liquid natural gas ("LNG"), food processing, pharmaceutical, oil and gas and other industries.
General
Specialty Chemicals – Specialty Chemicals consists of the Company's three production facilities located in Cleveland, Tennessee, Fountain Inn, South Carolina and Danville, Virginia.
The segment produces specialty formulations and intermediates for use in a wide variety of applications and industries with primary product lines focusing on the production of surfactants, defoamers, lubricating agents, flame retardants and chemical intermediates. End users include companies that use our products as raw materials or process aids in the manufacturing of products such as cleaners, coatings, water treatment chemicals, metal working fluids, textiles, oilfield production chemicals, agrochemical formulations and other applications. The segment offers products that are petroleum derived, as well as bio-based alternatives.

Beyond its multi-functional product portfolio, the segment also provides an array of custom manufacturing services ranging from product development to commercial scale production. The segment operates both customer-specific, dedicated plants as well as multi-purpose plants with broad capabilities ranging from blending to complex, multi-step chemical reactions. The segment has long-term relationships with a number of leading chemical companies that outsource their requirements to our production facilities allowing those customers to accelerate new product commercialization efforts while avoiding the CAPEX requirement to modify and/or build manufacturing plants to support their growth.
The majority of raw materials used by the segment are available from numerous independent suppliers and approximately 34% of total raw material purchases are from its top 5 suppliers. While some raw material needs are met by an individual supplier or only a few suppliers, the Company anticipates no difficulties in fulfilling its raw material requirements.
Tubular Products – Tubular Products is comprised of BRISMET, located in Bristol, Tennessee and ASTI, located in Troutman and Statesville, North Carolina.
BRISMET manufactures welded pipe and tube, primarily from stainless steel, duplex, and nickel alloys. Pipe is produced in sizes from 1/2 inch nominal outside diameter to 144 inches outside diameter and wall thickness from 1/16 inch up to 1 and 3/8 inches. Pipe smaller than 18 inches in outside diameter is made on equipment that forms and welds the pipe in a continuous process. Pipe larger than 18 inches in outside diameter is formed on presses or rolls and welded using a batch welding technique. Pipe is normally produced in standard 20-foot lengths, although BRISMET also has capabilities in the production of pipe without circumferential welds in lengths up to 60 feet. BRISMET is one of the few domestic producers capable of making pipe in 48-foot lengths up to 36 inches in diameter.
ASTI is a leading manufacturer of high-end ornamental stainless steel tube, supplying the automotive, commercial transportation, marine, food services, construction, furniture, healthcare, and other industries. ASTI's facilities are located in Troutman and Statesville, North Carolina. ASTI incorporates proprietary finishing capabilities and the highest levels of customer service and technical support to provide the customer with the highest quality ornamental products available in the market. ASTI's product range includes a variety of shapes, including rounds, squares, rectangles and ellipticals up to 5 inches in outside diameter.

The majority of raw materials used by the segment are available from numerous independent suppliers and approximately 92% of total raw material purchases are from its top 5 suppliers. The Company does not anticipate that the loss of a supplier would have a materially adverse effect on the Company as raw materials are readily available from a number of different sources, and the Company anticipates no difficulties in fulfilling its requirements.
See Note 13 to the consolidated financial statements, which are included in Item 8 of this Form 10-K, for financial information about the Company's segments.
Sales
Specialty Chemicals – Specialty chemicals are sold directly into various market by inside sales, outside sales and distribution partners. The Specialty Chemicals segment has one customer that accounted for approximately 12% of the segment's revenues for 2024 and 24% of the segment's revenues for 2023.
Tubular Products – The Tubular Products segment utilizes a sales force comprised of inside sales employees, outside sales employees and independent manufacturers' representatives. The segment's products are sold to various distributors, OEM and end use customers. The Tubular Products segment has one customer that accounted for approximately 18% and 17% of the segment's revenues for 2024 and 2023.
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
Backlogs
The backlog of open orders for the Specialty Chemicals segment were $4.6 million and $5.0 million at the end of 2024 and 2023, respectively. The backlog of open orders for the Tubular Products segment were $26.7 million and $22.5 million at the end of 2024 and 2023, respectively. Our backlog may not be indicative of actual sales and, therefore, should not be used as a direct measure of future revenue.

Human Capital
Our workforce is critical to our success. As of December 31, 2024, the Company had 452 employees, 451 of which were full-time employees. The Company considers relations with employees to be strong. The number of employees of the Company represented by unions is 181, or 40% of the Company's employees. They are represented by locals affiliated with the United Steelworkers (the "USW") and the United Food and Commercial Workers (the "UFCW"). Collective bargaining agreements with the USW was ratified in October and with the UFCW in December. Collective bargaining agreements for the USW and UFCW locals expire at various dates in 2027.
Our voluntary turnover rate in 2024 was approximately 22%. We monitor employee turnover rates by plant and the Company as a whole. The average employee tenure is approximately 11 years.
People and Culture
We have a shared commitment within our organization to foster an inclusive and respectful culture that encourages innovation, teamwork, and collaboration to eliminate barriers to progress, and continuously drive improvements across the enterprise. Our business results depend on our ability to identify, attract, recruit, develop and retain talent. Factors that may affect our ability to attract and retain employees include competition from other employers, availability of qualified individuals and opportunities for employee growth.
Safety and Compliance
Our safety, compliance, and operational reliability mandates are not at odds with our objectives to maintain the lowest cost and most efficient operations. We demand functional excellence across the entire organization, and our goal is to eliminate all injuries and incidents by providing comprehensive initial and ongoing safety training, and clear communication of safety policies and procedures.
Employees make a daily commitment to and take an active role in owning health and safety, ensuring safe working conditions for everyone. To support this, we provide employees with the necessary personal protective equipment to perform their job responsibilities safely and confidently.
Total Rewards
We invest in our workforce by offering a total rewards package including competitive compensation and health, wellness, retirement, and educational benefits.
The Employee Assistance Program (EAP) is a valuable resource for employees, providing access to confidential mental health support, as well as legal and financial assistance from qualified professionals. These services are designed to help address personal and work-related challenges that could impact their well-being or job performance.
Diversity, Equity and Inclusion
From the boardroom to the frontline, we are dedicated to building incredible teams with diverse backgrounds, perspectives, and experiences to drive innovation, outperform the competition, and strengthen our ability to attract and retain top talent.
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
A substantial portion of our sales in the Specialty Chemicals segment is dependent upon a limited number of customers. The top 15 customers in the Specialty Chemicals segment accounted for approximately 53% of revenues for the year ended December 31, 2024 and 72% for the year ended December 31, 2023 with the top customer accounting for approximately 12% of revenues for 2024 and 24% of revenues for 2023. An adverse change in, or termination of, the relationship with one or more of our top customers could materially and adversely affect our results of operations.
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
As of December 31, 2024, we had 181 employees represented by unions which is approximately 40% of the aggregate number of Company employees. These employees are represented by local unions affiliated with the USW and the UFCW. Collective bargaining contracts for the USW and UFCW locals expire at various dates in 2027. Although we believe that our present labor relations are strong, our failure to renew these agreements on reasonable terms as the current agreements expire could result in labor disruptions and increased labor costs, which could adversely affect our financial performance.
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
As of December 31, 2024, we had no outstanding indebtedness, however, we may incur additional indebtedness in the future. We have customary restrictive covenants in our current debt agreements, which may limit our flexibility to operate our business. Failure to comply with this covenant could result in an event of default that, if not cured or waived, could have a material adverse effect on our business, results of operations and financial condition. Additionally, our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.

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
From time to time, we engage in acquisitions and divestitures and may encounter difficulties in integrating and separating these businesses and therefore we may not realize the anticipated benefits.
We may seek growth opportunities through strategic acquisitions as well as evaluate our portfolio for potential divestitures to optimize our business footprint and portfolio. The success of these transactions will depend on our ability to integrate or separate, as applicable, assets and personnel in these transactions and to cooperate with our strategic partners. We may encounter difficulties in integrating acquisitions with our operations as well as separating divested businesses, and in managing strategic investments. Additionally, we may seek opportunities to monetize non-core and excess assets. These opportunities may not materialize or generate the financial benefits expected. Furthermore, we may not realize the degree, or timing, of benefits we anticipate when we first enter into a transaction.
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
Our overall cybersecurity program includes: security tools, technologies and processes and control reviews; cybersecurity awareness training exercises for our employees, including phishing simulations to raise internal awareness of manipulated electronic communications; and an annual review of System and Organization reports for critical third-party service providers.

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

Item 2. Properties
The Company operates the major plants and facilities listed below, all of which are in adequate condition for their current usage and are able to accommodate our capacity needs for the immediate future. Substantially all of the value of the Company's leased plants and facilities relate to the Master Lease with Store Master Funding XII, LLC (“Store”), an affiliate of Store Capital Corporation ("Store Capital"), that was entered into in 2016 and since amended, with the latest amendment occurring in 2024; see Note 7 to the consolidated financial statements included in Item 8 of this Form 10-K for additional information on the Company's leases.
The following table sets forth certain information concerning our principal properties including which segment's products are supported out of each location:

					Segment
Location	Principal Operations	Square Feet	Land Acres	Leased or Owned	Tubular Products	Specialty Chemicals
Bristol, TN	Manufacturing stainless steel pipe	275,000	73.1	Leased	✔
Fountain Inn, SC	Chemical manufacturing and warehousing	136,834	16.9	Leased		✔
Danville, VA	Chemical manufacturing and warehousing	135,811	55.3	Owned		✔
Cleveland, TN	Chemical manufacturing and warehousing	122,800	18.8	Leased		✔
Troutman, NC	Manufacturing ornamental stainless steel tube	106,657	26.5	Leased	✔
Statesville, NC	Manufacturing ornamental stainless steel tube	83,000	26.8	Leased	✔
The following table sets forth certain information concerning other properties under the Master Lease in which the Company is the responsible party:

Location	Principal Operations	Square Feet	Land Acres	Leased or Owned
Munhall, PA1	Manufacturing stainless steel pipe	284,000	20.0	Leased
Andrews, TX2	Liquid storage solutions and separation equipment	122,662	19.6	Leased
Houston, TX3	Cutting facility and storage yard for heavy walled pipe	29,821	10.0	Leased
Mineral Ridge, OH3	Cutting facility and storage yard for heavy walled pipe	12,000	12.0	Leased
1Company ceased operations as of August 31, 2023
2Company currently subleases facility to a third party
3Company sold substantially all assets of SPT as of December 22, 2023 and currently subleases facility to a third party
In addition to the facilities listed above, the Company leases from a third party the Company's executive office located in Schaumburg, Illinois.

Item 3. Legal Proceedings
For a discussion of legal proceedings, see Note 15 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company had 312 common shareholders of record at February 28, 2025. The Company's common stock trades on the NASDAQ Global Market under the trading symbol ACNT. The Company's credit agreement restricts the payment of dividends indirectly through a minimum fixed charge coverage covenant. No dividends were declared or paid in 2024 or 2023.
Stock Performance Graph
The Company is a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and is not required to provide this information.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to purchase of the Company's common stock made during the fourth quarter of 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[1]	Number of Shares that May Yet Be Purchased under the Program[1]
October 1, 2024 - October 31, 2024	—	$—	—	462,685
November 1, 2024 - November 30, 2024	4,088	10.17	4,088	458,597
December 1, 2024 - December 31, 2024	22,989	11.16	22,989	435,608
As of December 31, 2024	27,077	$11.01	27,077	435,608
1Pursuant to the 790,383 share stock repurchase program re-authorized by the Board of Directors in December 2022. On February 17, 2025, the Board of Directors authorized a new share repurchase program allowing for repurchase of up to 1.0 million shares of the Company's outstanding common stock over 24 months. See Note 9 for additional information.
Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity, and capital resources during the fiscal years ended December 31, 2024 and 2023. Unless otherwise noted, all references herein for the years 2024 and 2023 represent the fiscal years ended December 31, 2024 and 2023, respectively. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in this Annual Report that have been prepared in accordance with accounting principles generally accepted in the United States of America. This discussion and analysis is presented in five sections:

•Executive Overview
•Results of Operations and Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Material Cash Requirements from Contractual and Other Obligations
•Critical Accounting Policies and Estimates

Executive Overview
Ascent Industries Co. is a diverse industrials company focused on the production of specialty chemicals and stainless steel pipe and tube. Ascent Industries Co. was incorporated in 1958 as the successor to a chemical manufacturing business founded in 1945 known as Blackman Uhler Industries Inc.
The Specialty Chemicals segment produces critical ingredients and process aids for the oil & gas, household, industrial and institutional ("HII"), personal care, coatings, adhesives, sealants and elastomers (CASE), pulp and paper, textile, automotive, agricultural, water treatment, construction and other industries. The Tubular Products segment serves markets through pipe and tube production and customers in the appliance, architectural, automotive and commercial transportation, brewery, chemical, petrochemical, pulp and paper, mining, power generation (including nuclear), water and waste-water treatment, liquid natural gas ("LNG"), food processing, pharmaceutical, oil and gas and other industries.
Fiscal 2024 was a year of stabilization, recapitalization of talent and aggressive self-help to establish a foundation for organic and inorganic growth. The team rallied to overcome soft market conditions across both segments, delivering positive bottom line improvements while establishing a more predictable, reliable and profitable operating model. We ended the year with no outstanding debt, $16.1 million of cash and cash equivalents as well as $47.4 million of remaining available capacity on our revolving line of credit, allowing flexibility to continue to execute our strategy and future growth opportunities.

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

Results of Operations
Comparison of 2024 to 2023 – Continuing Operations
Net sales from continuing operations for the full-year 2024 decreased $15.3 million, or 7.9%, over the full-year 2023 to $177.9 million. The decrease in net sales was primarily driven by an 8.8% decrease in average selling prices coupled with a 0.9% decrease in pounds shipped.
Full-year 2024 gross profit from continuing operations increased 1349.1% to $22.1 million, or 12.4% of sales, compared to $1.5 million, or 0.8% of sales, in the full-year 2023. The increase in dollars and percentage of sales for the full-year 2024 were primarily driven by improved strategic sourcing initiatives and product line management resulting in lower raw material costs.
Selling, general and administrative expense (SG&A) from continuing operations for the full-year 2024 decreased $0.1 million to $26.6 million compared to $26.7 million for the full-year 2023. SG&A as a percentage of sales was 14.9% of sales for 2024 and 13.8% of sales for 2023. The changes in SG&A expense were primarily driven by:
•decreases in salaries, wages and benefits driven by lower headcount in the current year;
•decreases in taxes and licenses; and,
•decreases in other expenses primarily driven by decreases in share-based compensation expense
The full-year decreases were partially offset by:
•increases in incentive bonus driven by higher attainment of performance goals in the current year over the prior year;
•increases in professional fees driven by increased IT and legal expenses in the current year
Operating loss from continuing operations for the full-year 2024 improved to $5.1 million compared to an operating loss of $37.4 million for the full-year 2023. The operating loss decrease for the full-year 2024 was primarily driven by aforementioned increase in gross profit as well as the prior year goodwill impairment not present in the current year.
Comparison of 2024 to 2023 – Specialty Chemicals
Net sales for the Specialty Chemicals segment decreased 3.4%, or $2.9 million, to $80.8 million for 2024 compared to $83.6 million in 2023. The decrease in net sales was primarily driven by a 3.4% decrease in pounds shipped and a 2.6% decrease in average selling prices.
SG&A expense increased by $2.6 million, or 37.0%, to $9.5 million in 2024 compared to $7.0 million in 2023. SG&A as a percentage of sales increased to 11.8% in 2024 from 8.3% in 2023. The changes in SG&A expense were primarily driven by increases in corporate allocation, incentive bonus expense and professional fees, partially offset by decreases in salaries, wages and benefits and taxes and license fees.
Operating income for the full-year 2024 totaled $1.2 million compared to an operating loss of $12.6 million for the full-year 2023. The increase in operating income was primarily driven by improved strategic sourcing initiatives and product line management resulting in lower raw material costs.
The following tables summarize operating results for the two years indicated. Reference should be made to Note 13 to the consolidated financial statements included in Item 8 of this Form 10-K.

	2024		2023
(in thousands)	Amount	%	Amount	%
Net sales	$80,764	100.0%	$83,616	100.0%
Cost of goods sold	69,574	86.1%	77,807	93.1%
Gross profit	11,190	13.9%	5,809	6.9%
Selling, general and administrative expense	9,546	11.8%	6,966	8.3%
Acquisition costs and other	477	0.6%	12	—%
Goodwill impairment	—	—%	11,389	13.6%
Operating income (loss)	$1,167	1.4%	$(12,558)	(15.0)%

Comparison of 2024 to 2023 - Tubular Products
Net sales for the Tubular Products segment totaled $97.1 million for the full year of 2024, a decrease of 11.3% compared to the full-year 2023. The decrease in net sales was primarily driven by a 16.8% decrease in average selling prices offset by a 5.5% increase in pounds shipped.
SG&A expense increased $1.2 million, or 16.0%, for the full-year 2024 when compared to 2023. SG&A as a percentage of sales was 9.0% of sales for 2024 and 6.9% of sales for 2023. The changes in SG&A expense were primarily driven by increases in corporate allocation partially offset by decreases in salaries, wages and benefits, taxes and license fees and professional fees.
Operating income for the full-year 2024 totaled $2.6 million compared to an operating loss of $11.2 million for the full-year 2023. The operating income increase for the full-year 2024 was primarily driven by increases in gross profit partially offset by the aforementioned increases in SG&A expenses.
The following table summarizes operating results for the two years indicated. Reference should be made to Note 13 to the consolidated financial statements included in Item 8 of this Form 10-K.

	2024		2023
(in thousands)	Amount	%	Amount	%
Net sales	$97,108	100.0%	$109,513	100.0%
Cost of goods sold	85,686	88.2%	113,187	103.4%
Gross profit	11,422	11.8%	(3,674)	(3.4)%
Selling, general and administrative expense	8,743	9.0%	7,536	6.9%
Acquisition costs and other	30	0.1%	—	—%
Operating income (loss) from continuing operations	$2,649	2.7%	$(11,210)	(10.2)%
Comparison of 2024 to 2023 - Corporate
Corporate expenses decreased $4.1 million to $8.8 million in 2024 down from $12.9 million in 2023. The full-year decrease resulted primarily from allocating corporate expense to locations and decreases in stock compensation expense partially offset by increases in incentive bonus, professional fees, taxes and license expense and insurance expense.
Interest expense was $0.3 million and $4.2 million for the full-years of 2024 and 2023, respectively. The decrease was driven by lower debt outstanding in the current year compared to the prior year. The Company had no debt outstanding as of December 31, 2024.
The Company's effective tax rate for 2024 was less than the U.S. statutory rate of 21% primarily due to discrete tax charges associated with recording a valuation allowance on cumulative US Federal and state deferred tax assets. The Company's effective tax rate for 2023 was less than the U.S. statutory rate of 21% primarily driven by tax benefits associated with non-deductible goodwill impairment.

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

EBITDA and Adjusted EBITDA
We define "EBITDA" as earnings before interest, income taxes, depreciation and amortization. We define "Adjusted EBITDA" as EBITDA further adjusted for the impact of non-cash and other items we do not consider in our evaluation of ongoing performance. These items include: goodwill impairment, asset impairment, gain on lease modification, stock-based compensation, non-cash lease cost, acquisition costs and other fees, shelf registration costs, loss on extinguishment of debt, retention costs and restructuring and severance costs from net (loss) income. We caution investors that amounts presented in accordance with our definitions of EBITDA and Adjusted EBITDA may not be comparable to similar measures disclosed by other companies because not all companies calculate EBITDA and Adjusted EBITDA in the same manner. We present EBITDA and Adjusted EBITDA because we consider them to be important supplemental measures of our performance and investors' understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations.
Consolidated EBITDA and Adjusted EBITDA from continuing operations are as follows:

	Year Ended December 31,
($ in thousands)	2024	2023
Consolidated
Net loss from continuing operations	$(11,225)	$(34,151)
Adjustments:
Interest expense	418	4,238
Income taxes	6,159	(6,924)
Depreciation	5,936	6,161
Amortization	1,487	1,505
EBITDA	2,775	(29,171)
Acquisition costs and other	692	856
Goodwill impairment	—	11,389
Gain on lease modification	(67)	—
Stock-based compensation	204	594
Non-cash lease expense	198	242
Retention expense	3	26
Restructuring and severance costs	208	130
Adjusted EBITDA	$4,013	$(15,934)
% sales	2.3%	(8.2)%

Specialty Chemicals EBITDA and Adjusted EBITDA are as follows:

	Year Ended December 31,
($ in thousands)	2024	2023
Specialty Chemicals
Net income (loss)	$1,093	$(12,619)
Adjustments:
Interest expense	75	74
Depreciation	3,809	3,798
Amortization	695	634
EBITDA	5,672	(8,113)
Acquisition costs and other	477	12
Goodwill impairment	—	11,389
Stock-based compensation	7	8
Non-cash lease expense	66	88
Restructuring and severance costs	110	40
Specialty Chemicals Adjusted EBITDA	$6,332	$3,424
% of segment sales	7.8%	4.1%

Tubular Products EBITDA and Adjusted EBITDA from continuing operations are as follows:

	Year Ended December 31,
($ in thousands)	2024	2023
Tubular Products
Net income (loss) from continuing operations	$2,649	$(11,210)
Adjustments:
Interest expense	1	—
Depreciation	2,052	2,274
Amortization	792	871
EBITDA	5,494	(8,065)
Acquisition costs and other	30	—
Stock-based compensation	10	58
Non-cash lease expense	88	118
Retention expense	—	8
Restructuring and severance costs	30	84
Tubular Products Adjusted EBITDA	$5,652	$(7,797)
% of segment sales	5.8%	(7.1)%

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
Sources of Liquidity
Funds generated by operating activities supplemented by our available cash and cash equivalents and our credit facilities are our most significant sources of liquidity. As of December 31, 2024, we held $16.1 million of cash and cash equivalents, as well as $47.4 million of remaining available capacity on our revolving line of credit. Our existing cash, cash equivalents, and credit facilities balances may fluctuate during 2025. Cash from operations could also be affected by various risks and uncertainties detailed in Item 1A - Risk Factors of this report. We believe our sources of liquidity will be sufficient to fund operations and anticipated capital expenditures as well as repay our debt obligations as they become due over the next 12 months and beyond.
Cash Flows
Cash flows from continuing operations were as follows:

	Year ended December 31,
(in thousands)	2024	2023
Total cash provided by (used in):
Operating activities	17,007	6,644
Investing activities	(1,892)	(2,885)
Financing activities	(1,329)	(73,169)
Net increase (decrease) in cash and cash equivalents	$13,786	$(69,410)

Operating Activities
The increase in cash provided by operating activities for the year ended December 31, 2024 compared to cash used in operating activities in the year ended December 31, 2023 was primarily driven by changes in working capital. Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, customer payments of accounts receivable and payments to vendors in the regular course of business. Inventory increased operating cash flows for the year ended December 31, 2024 by approximately $11.6 million compared to a decrease of approximately $12.2 million for 2023, while accounts payable decreased operating cash flows by approximately $3.6 million for the year ended December 31, 2024 compared to an increase of approximately $1.6 million for the year ended December 31, 2023. The increase in operating cash flows from inventory is primarily due to lower average inventory and higher inventory turns year over year while the decrease in accounts payable is primarily driven by a decreases in days payables outstanding within our Specialty Chemicals segment. Accounts receivable increased operating cash flow by approximately $2.8 million compared to an increase of $6.8 million driven by lower sales in the current year partially offset by lower days sales outstanding. In addition to the working capital changes, changes in deferred income taxes increased cash flows by approximately $6.2 million compared to cash used in operations of approximately $6.9 million in 2023. This was primarily due to discrete tax charges associated with the recording of a valuation allowance on cumulative U.S. federal and state tax assets in the third quarter of 2024.
Investing Activities
Net cash used in investing activities primarily consists of transactions related to capital expenditures, proceeds from the disposal of property, plant and equipment and acquisitions. The decrease in cash used in investing activities for the full-year 2024 compared to cash used in investing activities for the full-year 2023 was primarily driven by a decrease in capital expenditures in the current year over the prior year.
Financing Activities
Net cash used in financing activities primarily consist of transactions related to our long-term debt. The decrease in net cash used in financing activities for the full-year 2024 compared to the full-year 2023 was primarily due to the repayment of the

Company's asset backed line of credit and delayed draw term loan in the fourth quarter of 2023 driven by the sale of substantially all of the assets of SPT.
Short-term Debt
The Company has a note payable in the amount of $0.9 million with an annual interest rate of 3.70% maturing April 1, 2024, associated with the financing of the Company's insurance premium in the current year. As of December 31, 2024, the outstanding balance was $0.4 million.
Long-term Debt
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
The Facility contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $6.0 million and (ii) 15% of the revolving credit facility (currently $9.0 million). As of December 31, 2024, the Company was in compliance with all financial debt covenants.
As of December 31, 2024, the Company had no principal payments outstanding on long-term debt. As of December 31, 2024, the Company had $47.4 million of remaining availability under its credit facility. See Note 6 in the notes to the consolidated financial statements for additional information on the Company's line of credit.

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
The Company's previous share repurchase program allowed for repurchase of up to 790,383 shares of the Company's outstanding common stock and expired on February 17, 2025. On February 17, 2025, the Board of Directors authorized a new share repurchase program allowing for repurchase of up to 1.0 million shares of the Company's outstanding common stock over 24 months. The shares will be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Under the program, the purchases will be funded from available working capital, and the repurchased shares will be returned to the status of authorized, but unissued shares of common stock or held in treasury. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. As of December 31, 2024, the Company had 435,608 shares of its previous share repurchase authorization remaining.
Shares repurchased for the year ended December 31, 2024 and 2023 were as follows:

	Year ended December 31,
	2024	2023
Number of shares repurchased	101,263	143,108
Average price per share	$10.21	$8.97
Total cost of shares repurchased	$1,037,346	$1,287,416
At the end of each fiscal year, the Board reviews the financial performance and capital needed to support future growth to determine the amount of cash dividend, if any, which is appropriate. In 2024 and 2023, no dividends were declared or paid by the Company.

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
Results of these additional financial measures are as follows:

	Year ended December 31,
	2024	2023
Current ratio	3.8	3.7
Return on average equity	(11.3)%	(38.6)%
Material Cash Requirements from Contractual and Other Obligations

As of December 31, 2024, our material cash requirements for our known contractual and other obligations were as follows:

•Operating and Finance Leases - The Company enters into various lease agreements for real estate and manufacturing equipment used in the normal course of business. Operating and finance lease obligations were $32.9 million, with $1.8 million payable within 12 months. See Note 7 for further detail of our lease obligations and the timing of expected future payments.
The Company has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on the Company's financial position, revenues, results of operations, liquidity, or capital expenditures. We expect capital spending in fiscal 2025 to be as much as $7.6 million.
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

We record an obsolete inventory reserve for identified aged inventory items with slow or no sales activity for finished goods or slow or no usage for raw materials for a certain period of time. For those inventory items, a reserve is established for a percentage of the inventory cost less any estimated scrap proceeds and is based on our current knowledge with respect to inventory levels, sales trends and historical experience. During 2024, our reserve decreased approximately $0.1 million to $5.5 million as of December 31, 2024.

We also record an inventory reserve for the estimated shrinkage (quantity losses) between physical inventories. This reserve is based upon the most recent physical inventory results. During 2024, the inventory shrink reserve had a $0.3 million decrease in response to estimated shrinkage rates based on results from previous physical inventories. Our inventory reserve for estimated shrinkage was $0.3 million as of December 31, 2024.

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

Effect if actual results differ from assumptions
We have not made any material changes in the methodology used to establish our reserves for obsolete inventory or inventory shrinkage during the past two fiscal years. However, it is possible that actual results could differ from recorded reserves. For instance, a 10% change in the amount of products considered obsolete would have decreased net earnings by $0.6 million for 2024. A 10% change in the estimated shrinkage rate would not have had a material impact on net earnings for 2024.
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

Judgments and uncertainties involved in the estimate
We assess on a tax jurisdictional basis the likelihood that our deferred tax assets can be recovered. If recovery is not expected to exceed a more likely than not (a likelihood of less than 50 percent) threshold, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to ultimately be recoverable. In this process, certain relevant criteria are evaluated including: the amount of income or loss in prior years, the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years that can be used to absorb net operating losses and credit carry backs, future expected taxable income and prudent and feasible tax planning strategies. Changes in taxable income, market conditions, tax laws and other factors may change our judgment regarding whether we will be able to realize the deferred tax assets. These changes, if any, may require material adjustments to the net deferred tax assets and an accompanying reduction or increase in income tax expense which will result in a corresponding increase or decrease in net income in the period when such determinations are made. The utilization of certain deferred tax assets is dependent on the amount and timing of taxable income that we will ultimately generate in the future and other factors, such as changes in tax laws.

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

We have provided valuation allowances as of December 31, 2024, aggregating to $9.1 million, net of federal benefit, against our federal deferred tax assets as well as certain state and local net operating loss carryforwards and other deferred tax assets. As of December 31, 2024, the Company has no liability for unrecognized income tax benefits.

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

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Ascent Industries Co.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ascent Industries Co. (and subsidiaries) (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income (loss), shareholders’ equity, and cash flows for the years then ended, and the related notes and schedule (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment in Item 9A:

•Information Technology - Management did not design and maintain effective information technology (IT) general controls in the areas of user access, change management, segregation of duties, and cyber-security for systems supporting many of the Company’s key financial reporting processes. As a result, IT application controls and business process controls that are dependent on the ineffective IT general controls, or that rely on data produced from systems impacted by the ineffective IT general controls, are also deemed ineffective, which affects substantially all financial statement account balances and disclosures within the Company.

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

We considered the material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2024, and our opinion on such consolidated financial statements was not affected.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Moss Adams LLP
Irvine, California
March 4, 2025

We have served as the Company's auditor since 2023.

Ascent Industries Co.
Consolidated Balance Sheets
As of December 31, 2024 and 2023
(in thousands, except par value and share data)

	2024	2023
Assets
Current assets:
Cash and cash equivalents	$16,108	$1,851
Accounts receivable, net	23,880	26,604
Inventories
Raw materials	12,119	21,020
Work-in-process	12,689	13,711
Finished goods	16,154	17,575
Total inventories	40,962	52,306
Prepaid expenses and other current assets	2,075	4,879
Assets held for sale	—	2,912
Current assets of discontinued operations	46	861
Total current assets	83,071	89,413
Property, plant and equipment, net	25,462	29,755
Right-of-use assets, operating leases, net	28,225	27,784
Intangible assets, net	7,009	8,496
Deferred income taxes	—	5,808
Deferred charges, net	309	104
Other non-current assets	3,174	1,935
Total assets	$147,250	$163,295

Liabilities and Shareholders' equity
Current liabilities:
Accounts payable	$13,072	$16,416
Accrued expenses and other current liabilities	5,042	5,046
Deferred revenue	1,360	62
Current portion of note payable	369	360
Current portion of operating lease liabilities	1,513	1,140
Current portion of finance lease liabilities	334	292
Current liabilities of discontinued operations	590	1,473
Total current liabilities	22,280	24,789
Long-term portion of operating lease liabilities	30,039	29,729
Long-term portion of finance lease liabilities	1,015	1,307
Deferred income taxes	320	—
Other long-term liabilities	51	60
Total liabilities	$53,705	$55,885

Commitments and contingencies – see Note 15

Shareholders' equity:
Common stock - $1 par value: 24,000,000 shares authorized; 11,085,103 and 10,072,590 shares issued and outstanding, respectively	$11,085	$11,085
Capital in excess of par value	47,339	47,333
Retained earnings	44,919	58,517
	103,343	116,935
Less cost of common stock in treasury - 1,012,513 and 990,282 shares, respectively	(9,798)	(9,525)
Total shareholders' equity	93,545	107,410
Total liabilities and shareholders' equity	$147,250	$163,295
 See accompanying notes to consolidated financial statements.

Ascent Industries Co.
Consolidated Statements of Income (Loss)
For the years ended December 31, 2024 and 2023
(in thousands, except per share data)

	2024	2023
Net sales	$177,872	$193,179
Cost of sales	155,758	191,653
Gross profit	22,114	1,526
Selling, general and administrative expense	26,586	26,712
Acquisition costs and other	691	855
Goodwill impairment	—	11,389
Gain on lease modification	(67)	—
Operating loss from continuing operations	(5,096)	(37,430)
Other (income) and expense
Interest expense	418	4,238
Other, net	(448)	(593)
Loss from continuing operations before income taxes	(5,066)	(41,075)
Income tax provision (benefit)	6,159	(6,924)
Loss from continuing operations	$(11,225)	$(34,151)
(Loss) income from discontinued operations, net of tax	(2,373)	7,522
Net loss	$(13,598)	$(26,629)

Net loss per common share from continuing operations
Basic	$(1.11)	$(3.37)
Diluted	$(1.11)	$(3.37)

Net (loss) income per common share from discontinued operations
Basic	$(0.23)	$0.74
Diluted	$(0.23)	$0.74

Net loss per common share
Basic	$(1.34)	$(2.63)
Diluted	$(1.34)	$(2.63)

Weighted average number of common shares outstanding:
Basic	10,106	10,140
Diluted	10,106	10,140
See accompanying notes to consolidated financial statements.

Ascent Industries Co.
Consolidated Statements of Cash Flows
For the years ended December 31, 2024 and 2023
(in thousands)

	2024	2023
Cash flows from operating activities:
Net loss	$(13,598)	$(26,629)
(Loss) income from discontinued operations, net of tax	(2,373)	7,522
Net loss from continuing operations	(11,225)	(34,151)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	5,936	6,161
Amortization expense	1,488	1,505
Amortization of debt issuance costs	105	99
Goodwill impairment	—	11,389
Deferred income taxes	6,159	(6,924)
Reduction of losses on accounts receivable	(118)	(180)
Loss on disposal of property, plant and equipment	517	246
Non-cash lease expense	198	242
Share-based compensation expense	767	1,023
Changes in operating assets and liabilities:
Accounts receivable	2,842	6,778
Inventories	11,344	15,563
Other assets and liabilities	1,187	515
Accounts payable	(3,612)	1,650
Accrued expenses	(66)	(401)
Accrued income taxes	1,485	3,129
Net cash provided by operating activities - continuing operations	17,007	6,644
Net cash (used in) provided by operating activities - discontinued operations	(2,326)	16,434
Net cash provided by operating activities	14,681	23,078

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,892)	(2,885)
Net cash used in investing activities - continuing operations	(1,892)	(2,885)
Net cash provided by investing activities - discontinued operations	2,797	53,386
Net cash provided by investing activities	905	50,501

Cash flows from financing activities:
Borrowings from credit facilities	197,898	256,606
Proceeds from note payable	914	900
Payments on credit facilities	(197,898)	(328,155)
Payments on note payable	(906)	(928)
Principal payments on finance lease obligations	(300)	(305)
Repurchase of common stock	(1,037)	(1,287)
Net cash used in financing activities	(1,329)	(73,169)

Increase (decrease) in cash and cash equivalents	14,257	410
Cash and cash equivalents, beginning of period	1,851	1,441
Cash and cash equivalents, end of period	$16,108	$1,851

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$277	$4,175
Income taxes	—	864

Noncash Investing Activities:
Capital expenditures, not yet paid	$267	$653
See accompanying notes to consolidated financial statements.

Ascent Industries Co.
Consolidated Statements of Shareholders' Equity
For the years ended December 31, 2024 and 2023
(in thousands, except share and per share data)

	Common Stock				Treasury Stock
	Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Shares	Amount	Total
Balance December 31, 2022	11,085	$11,085	$47,021	$85,146	924	$(8,993)	$134,259
Net loss	—	—	—	(26,629)	—	—	(26,629)
Issuance of 77,330 shares of common stock from treasury	—	—	(751)	—	(77)	751	—
Share-based compensation	—	—	1,063	—	—	—	1,063
Repurchase of 143,108 shares of common stock	—	—	—	—	143	(1,283)	(1,283)
Balance December 31, 2023	11,085	$11,085	$47,333	$58,517	990	$(9,525)	$107,410
Net loss	—	—	—	(13,598)	—	—	(13,598)
Issuance of 79,032 shares of common stock from treasury	—	—	(761)	—	(79)	761	—
Share-based compensation	—	—	767	—	—	—	767
Repurchase of 101,263 shares of common stock	—	—	—	—	101	(1,034)	(1,034)
Balance December 31, 2024	11,085	$11,085	$47,339	$44,919	1,012	$(9,798)	$93,545
See accompanying notes to consolidated financial statements.

Ascent Industries Co.
Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
Note 1: Summary of Significant Accounting Policies
Ascent Industries Co. is a diverse industrials company focused on the production of specialty chemicals and stainless steel pipe and tube. Ascent Industries Co. was incorporated in 1958 as the successor to a chemical manufacturing business founded in 1945 known as Blackman Uhler Industries Inc. The Company's executive office is located at 20 N. Martingale Rd, Suite 430, Schaumburg, Illinois 60173. Unless indicated otherwise, the terms "Ascent", "Company," "we" "us," and "our" refer to Ascent Industries Co. and its consolidated subsidiaries.
The Company's business is divided into two reportable operating segments, Specialty Chemicals and Tubular Products. The Specialty Chemicals segment produces critical ingredients and process aids for the oil & gas, household, industrial and institutional ("HII"), personal care, coatings, adhesives, sealants and elastomers (CASE), pulp and paper, textile, automotive, agricultural, water treatment, construction and other industries.
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
Reclassifications - Certain prior period amounts have been reclassified to conform to current period presentation, including deferred revenue and accrued expenses on the consolidated balance sheets and provision for inventory losses on the statement of cash flows.
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
The opening and closing balances of our accounts receivables from continuing operations are as follows (in thousands):

(in thousands)	January 1, 2023	December 31, 2023	December 31, 2024
Accounts receivables, net	$33,202	$26,604	$23,880

Ascent Industries Co.
Notes to Consolidated Financial Statements

Activity in the allowance for credit losses from continuing operations were as follows:

(in thousands)	2024	2023
Balance at beginning of period	$463	$643
Current period provision for expected credit losses	473	953
Deductions from allowance	(591)	(1,133)
Balance at end of period	$345	$463
Inventories - Inventories are stated at the lower of cost or net realizable value ("LCNRV"). Cost is determined by either specific identification or weighted average methods.
At the end of each quarter, all facilities review recent sales reports to identify sales price trends that would indicate products or product lines that are being sold below our cost. This would indicate that an adjustment would be required. An LCNRV adjustment is recorded when the Company's inventory cost, based upon a historical price, is greater than the current selling price of that product. LCNRV adjustments of $0.5 million and $0.6 million were required by our Specialty Chemicals segment during the years ended December 31, 2024 and 2023, respectively.
Stainless steel, both in its raw material (coil or plate) or finished goods (pipe and tube) state is purchased/sold using a base price plus an additional surcharge which is dependent on current nickel prices. As raw materials are purchased, it is priced to the Company based upon the surcharge at that date. Approximately three months later, the current nickel surcharge is used to determine the proper selling price of the finished pipe for the customer. An LCNRV adjustment is recorded when the Company's inventory cost, based upon a historical nickel price, is greater than the current selling price of that product due to a reduction in the nickel surcharge. LCNRV adjustments of $0.5 million and $0.6 million were required by our Tubular Products segment's continuing operations during the years ended December 31, 2024 and 2023, respectively.
In addition, the Company establishes inventory reserves for:
•Estimated obsolete or unmarketable inventory - The Company identifies aged inventory items with slow or no sales activity for finished goods or slow or no usage for raw materials for a certain period of time. For those inventory items, a reserve is established for a percentage of the inventory cost less any estimated scrap proceed and is based on our current knowledge with respect to inventory levels, sales trends and historical experience. The Company reserved $5.5 million and $5.6 million for continuing operations as of December 31, 2024 and 2023, respectively.
•Estimated quantity losses - The Company performs an annual physical count of inventory during the fourth quarter each year for all facilities. A reserve is established for the potential quantity losses that could occur subsequent to their physical inventory. This reserve is based upon the most recent physical inventory results. The Company had $0.3 million and $0.5 million reserved for physical inventory quantity losses for continuing operations as of December 31, 2024 and 2023, respectively.
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

Ascent Industries Co.
Notes to Consolidated Financial Statements

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
A reporting unit is an operating segment or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. The company had no goodwill as of December 31, 2024 and 2023, respectively.
The changes in the carrying amount of goodwill for the years ended December 31, 2023 were as follows:

(in thousands)	Specialty Chemicals
Balance December 31, 2022	$11,389
Goodwill Impairment	(11,389)
Balance December 31, 2023	—
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
The gross carrying amount and accumulated amortization of intangible assets from continuing operations consist of the following:

	2024		2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Customer related	$14,604	$(8,107)	$14,604	$(6,685)
Trademarks and trade names	150	(32)	150	(17)
Other	500	(106)	500	(56)
Total definite-lived intangible assets	$15,254	$(8,245)	$15,254	$(6,758)

Ascent Industries Co.
Notes to Consolidated Financial Statements

The Company recorded amortization expense related to intangible assets from continuing operations of $1.5 million for 2024 and 2023, respectively.

Estimated amortization expense for the next five fiscal years based on existing intangible assets is as follows:

(in thousands)
2025	$1,324
2026	1,102
2027	930
2028	786
2029	673
Thereafter	2,194
Total	$7,009
Deferred Charges - Deferred charges represent debt issuance costs and are amortized over their estimated useful lives using the straight-line method over a period of four years and is recorded in interest expense on the consolidated statements of income (loss). In the fourth quarter of 2024, the Company capitalized $0.3 million of debt issuance costs related to is Credit Facility Amendment with BMO Bank N.A. Debt issuance costs remaining related to the Company's previous credit agreement were expensed in the fourth quarter of 2024. See Note 6 for additional information on the Company's credit facilities.
Deferred charges totaled $0.3 million and $0.4 million as of December 31, 2024 and 2023, respectively. Accumulated amortization of deferred charges as of December 31, 2024 and 2023 totaled less than $0.1 million and $0.3 million, respectively.

The Company recorded amortization expense related to deferred charges of $0.1 million for 2024 and 2023.
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
Gains and losses on the disposal of assets are recorded as the difference between the net proceeds received, if any, and net carrying values of the assets disposed and are included in loss on disposal of assets and adjustments to assets held for sale, net in the consolidated statements of income (loss).
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

Ascent Industries Co.
Notes to Consolidated Financial Statements

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
The Company subleases portions of certain properties that are not used in its operations. Sublease income was $0.4 million for 2024 and 2023, respectively.
Deferred Revenue – Deferred revenue includes advance payments and deposits from customers prior to the completion of a performance obligation. Deferred revenue is classified as current based on our production cycle and reported on a sales order-by-sales order basis, net of revenue recognized, at the end of each reporting period. As of December 31, 2024 , the Company's deferred revenue balance was $1.4 million.
Deferred revenue activity from continuing operations were as follows:

(in thousands)	2024	2023
Balance at beginning of period	$62	$98
Current period advances from customers	2,303	1,395
Revenue recognized due to fulfillment of performance obligations	(1,005)	(1,431)
Balance at end of period	$1,360	$62

Ascent Industries Co.
Notes to Consolidated Financial Statements

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
Shipping Costs - Shipping costs are treated as fulfillment activities at the time control and title of the promised good and services rendered are transferred to the customer. Shipping costs from continuing operations of approximately $3.7 million and $3.4 million in 2024 and 2023, respectively, are recorded in cost of goods sold on the consolidated statements of income (loss).
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
Concentrations of Credit Risk - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits and trade accounts receivable. The Company monitors the financial institutions where it invests its cash and cash equivalents as well as performs credit reviews of potential customers when extending credit to purchase and periodic reviews of existing customers to mitigate exposure and risk. The Specialty Chemicals segment has one customer that accounted for approximately 12% of the segment's revenues for 2024 and 24% of the segment's revenues for 2023. The Tubular Products segment has one customer that accounted for approximately 18% and 17% of the segment's revenues for 2024 and 2023.
Accounting Pronouncements Recently Adopted - In December 2024, the Company adopted Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The adoption of this standard by the Company did not have a material effect on the consolidated financial statements or footnote disclosures.

Ascent Industries Co.
Notes to Consolidated Financial Statements

Accounting Pronouncements Not Yet Adopted - In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The amendments also require that all entities disclose more detailed information about income taxes paid, including by jurisdiction; pretax income (or loss) from continuing operations; and income tax expense (or benefit). The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and footnote disclosures.
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

In August of 2023, the Company was named as a defendant in a lawsuit filed with the Court of Common Pleas for Delaware County, Ohio, asserting various claims for breach of contracts resulting in losses to the plaintiff and seeking damages in the amount of $0.7 million plus prejudgment interest and attorney's fees. In December 2024, the Company entered into mediation with the plaintiff subject to negotiation of a mutually agreeable settlement. As such, the Company recorded an estimated liability of $0.4 million related to the lawsuit as of December 31, 2024.

Ascent Industries Co.
Notes to Consolidated Financial Statements

Divestiture of Specialty Pipe & Tube, Inc.
On December 22, 2023, the Company and its wholly-owned subsidiary Specialty Pipe & Tube, Inc. (“SPT”) entered into an Asset Purchase Agreement pursuant to which Ascent and SPT sold substantially all of the assets primarily related to SPT to Specialty Pipe & Tube Operations, LLC, a Delaware limited liability company. The consideration for the transaction was approximately $55 million of cash proceeds subject to certain closing adjustments. The transaction closed on December 22, 2023. Ascent and Purchaser also entered into a Transition Services Agreement (the “TSA”) and an Employee Leasing Agreement (the “ELA”) each dated December 22, 2023, pursuant to which Ascent agreed to provide certain transition services and to lease certain employees to Purchaser immediately after the closing for certain agreed upon transition periods. The TSA and the ELA were both completed as of June 30, 2024. As a result of the sale, SPT results of operations are classified under discontinued operations for all periods presented. Prior to the divestiture, SPT was reported under the Company's Tubular Products segment.

The following table presents the aggregate carrying amounts of the classes of assets and liabilities of the Company's discontinued operations:

(in thousands)	December 31, 2024	December 31, 2023
Carrying amounts of assets included as part of discontinued operations:
Accounts receivable, net	—	778
Prepaid expenses and other current assets	46	83
Current assets classified as discontinued operations	46	861
Total assets classified as discontinued operations	$46	$861

Carrying amounts of current liabilities included as part of discontinued operations:
Accounts payable	$16	$107
Accrued expenses and other current liabilities	575	1,366
Total current liabilities classified as discontinued operations	$591	$1,473
Total liabilities classified as discontinued operations	$591	$1,473
The financial results of the Company's discontinued operations are presented as income from discontinued operations, net of tax on the consolidated statements of income (loss). The following table summarizes the results of the Company's discontinued operations:

	(Unaudited)
	Three months ended December 31,		Year Ended December 31,
(in thousands)	2024	2023	2024	2023
Net sales	$—	$7,214	$290	$64,760
Cost of sales	459	8,115	2,524	64,507
Gross profit	(459)	(901)	(2,234)	253

Selling, general and administrative expense	415	1,261	198	7,587
Acquisition costs and other	242	355	366	568
Gain on sale of assets	—	(26,348)	(1,541)	(26,348)
Asset impairments	—	—	1,115	8,720
Operating (loss) income of discontinued operations	(1,116)	23,831	(2,372)	9,726
Loss on classification as held for sale	—	—	—	83
(Loss) income from discontinued operations before income taxes	(1,116)	23,831	(2,372)	9,643
Income tax (benefit) provision	(5)	5,157	1	2,121
Net (loss) income from discontinued operations	$(1,111)	$18,674	$(2,373)	$7,522

Ascent Industries Co.
Notes to Consolidated Financial Statements

Note 3: Revenue Recognition
Revenue is generated primarily from contracts to produce, ship and deliver steel and specialty chemical products. The Company’s performance obligations are satisfied and revenue is recognized when control and title of the contract promised goods or services is transferred to our customers for product shipped or services rendered. Sales tax and other taxes we collect with revenue-producing activities are excluded from revenue. Shipping costs charged to customers are treated as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer. Costs related to obtaining sales contracts are incidental and are expensed when incurred. Because customers are invoiced at the time title transfers and the Company’s right to consideration is unconditional at that time, the Company does not maintain contract asset balances. Deferred revenues are recorded when cash payments are received in advance of satisfying the performance obligation, including amounts which are refundable. As of December 31, 2024 , the Company's deferred revenue balance was $1.4 million. See Note 1 for additional information of the Company's deferred revenue. The Company offers industry standard payment terms.
The following table presents the Company's revenues, disaggregated by product group from continuing operations:

(in thousands)	2024	2023
Fiberglass and steel liquid storage tanks and separation equipment	$—	$50
Stainless steel pipe and tube	97,108	109,513
Specialty chemicals	80,764	83,616
Net sales	$177,872	$193,179
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

(in thousands)	2024	2023
Point-in-time	$155,549	$175,280
Over-time	$22,323	$17,899
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

Ascent Industries Co.
Notes to Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
For the fiscal year ended December 31, 2024 and 2023, the Company's only significant measurements of assets and liabilities at fair value on a non-recurring basis subsequent to their initial recognition were certain long-lived assets, certain assets held for sale and goodwill (see Note 1 to the consolidated financial statements for additional information regarding this Level 3 fair value measurement).
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

Assets Held-for-Sale
During the third quarter of 2024, the Company entered into a purchase agreement to sell the remaining assets at the Munhall facility for approximately $2.8 million. The Company recognized a $1.5 million gain on the sale in the third quarter of 2024. The Company remains obligated under the terms of the Master Lease for the rent and other costs that may be associated with the lease of the Munhall facility through 2036.
The Company's assets classified as held for sale as are as follows:

(in thousands)	December 31, 2024	December 31, 2023
Property, plant and equipment, net	—	2,374
Other assets, net	—	538
Assets held for sale	$—	$2,912
Fair Value of Financial Instruments
The fair values of cash and cash equivalents, accounts receivable, accounts payable and the Company's note payable approximated their carrying value because of the short-term nature of these instruments. The Company's revolving line of credit and long-term debt, which is based on a variable interest rate, are also reflected in the financial statements at carrying value which approximates fair value as of December 31, 2024. The carrying amount of cash and cash equivalents are considered Level 1 measurements. The carrying amounts of accounts receivable, accounts payable, note payable, revolving line of credit and long-term debt are considered Level 2 measurements. See Note 6 for further information on the Company's debt.

Ascent Industries Co.
Notes to Consolidated Financial Statements

Note 5: Property, Plant and Equipment
Property, plant and equipment consist of the following:

(in thousands)	2024	2023
Land	$668	$723
Leasehold improvements	2,990	3,079
Buildings	1,531	1,534
Machinery, fixtures and equipment	92,265	93,758
Construction-in-progress	1,508	1,330
	98,962	100,424
Less accumulated depreciation and amortization	(73,500)	(70,669)
Property, plant and equipment, net	$25,462	$29,755

The following table sets forth depreciation expense related to property, plant and equipment:

(in thousands)	2024	2023
Cost of sales	$5,676	$5,918
Selling, general and administrative	260	243
Total depreciation	$5,936	$6,161
Note 6: Debt
Short-term debt
On June 21, 2024, the Company entered into a note payable in the amount of $0.9 million with an interest rate of 3.70% maturing April 1, 2025. The agreement is associated with the financing of the Company's insurance premium in the current year. As of December 31, 2024, the outstanding balance was $0.4 million.

Credit Facilities
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
We have pledged all of our accounts receivable, inventory, and certain machinery and equipment as collateral for the Credit Agreement. Availability under the Credit Agreement is subject to the amount of eligible collateral as determined by the lenders' borrowing base calculations. Amounts outstanding under the revolving line of credit currently bear interest at (a) the Base Rate (as defined in the Credit Agreement) plus 0.75%, or (b) SOFR plus 1.75%. The Credit Agreement also provides an unused commitment fee based on the daily used portion of the credit facility.
Pursuant to the Credit Facility Amendment, the Company was required to pledge all of its tangible and intangible properties, including the stock and membership interests of its subsidiaries. The Credit Facility Amendment contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $6.0 million and (ii) 15% of the revolving credit facility. The borrowing capacity under the amended credit facility totals $60.0 million consisting of a $60.0 million revolving line of credit which includes a $7.6 million machinery and equipment sub-limit.
The revolving line of credit interest rate was 0.35% and 6.20% as of December 31, 2024 and 2023, respectively. The interest rate in 2024 consisted solely of the Company's unused commitment fee under the Credit Facility Amendment. The Company

Ascent Industries Co.
Notes to Consolidated Financial Statements

had no average borrowings under the revolving line of credit during 2024. The Company had $55.6 million of average borrowings under the revolving line of credit with a weighted average interest rate of 7.22% in 2023.
The Company made interest payments on all credit facilities of $0.3 million and 4.0 million in 2024 and 2023, respectively.
As of December 31, 2024, the Company has no principal payments outstanding on long-term debt.
As of December 31, 2024, the Company had $47.4 million of remaining availability under it credit facility.

Note 7: Leases
The Company's portfolio of leases contains both finance and operating leases that relate to real estate and manufacturing equipment. Substantially all of the value of the Company's leased plants and facilities relate to the Master Lease with Store Master Funding XII, LLC (“Store”), an affiliate of Store Capital Corporation ("Store Capital"), that was entered into in 2016 and since amended, with the latest amendment occurring in 2024. During the third quarter of 2024, the Company and Store closed on a transaction pursuant to which Store sold to a third party approximately 20,200 square feet of warehouse space located at Ascent’s facility in Cleveland, Tennessee. As a result of the sale, the Company and Store entered into a Fourth Amended and Restated Master Lease Agreement (the “Fourth Master Lease”) to reduce the Company's rent at the Cleveland facility pursuant to the terms and conditions of the Third Amended and Restated Master Lease Agreement between the parties dated September 10, 2020. The Fourth Master Lease was determined to be a lease modification that qualified for a remeasurement of the existing lease and not a separate contract. Upon modification of the Fourth Master Lease, the right-of-use asset and operating lease liability were remeasured using an incremental borrowing rate determined on the date of modification. As such, the Company recognized an increase in the right-of-use asset and operating lease liability related to the Fourth Master Lease of $1.3 million and recognized a gain on the modification of $0.1 million, which is reported within operating expenses on the consolidated statements of income (loss).
As of December 31, 2024, operating lease liabilities related to the master lease agreement with Store Capital totaled $30.9 million, or 94% of the total lease liabilities on the consolidated balance sheet.
During the year ended December 31, 2024, the Company entered into new operating lease agreements resulting in an additional $0.5 million of right-of-use assets and lease liabilities.

Balance Sheet Presentation
Operating and finance lease amounts from continuing operations are as follows (in thousands):

		Year Ended December 31,
Classification	Financial Statement Line Item	2024	2023
Operating lease assets	Right-of-use assets, operating leases	$28,225	$27,784
Finance lease assets	Property, plant and equipment, net	1,267	1,543
Current liabilities	Current portion of lease liabilities, operating leases	1,513	1,140
Current liabilities	Current portion of lease liabilities, finance leases	334	292
Non-current liabilities	Non-current portion of lease liabilities, operating leases	30,039	29,729
Non-current liabilities	Non-current portion of lease liabilities, finance leases	$1,015	$1,307

Ascent Industries Co.
Notes to Consolidated Financial Statements

Total Lease Cost
Individual components of the total lease cost incurred by the Company are as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Operating lease cost[1]	$3,945	$3,945
Finance lease cost:
Reduction in carrying amount of right-of-use assets	322	334
Interest on finance lease liabilities	86	85
Sublease income	(419)	(394)
Total lease cost	$3,934	$3,970
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

Maturity of Leases
The amounts of undiscounted future minimum lease payments under leases as of December 31, 2024 are as follows:

(in thousands)	Operating	Finance
2025	$3,698	$403
2026	3,750	361
2027	3,825	361
2028	3,903	303
2029	3,971	85
Thereafter	27,966	—
Total undiscounted minimum future lease payments	47,113	1,513
Imputed Interest	(15,561)	(164)
Total lease liabilities	$31,552	$1,349
Lease Term and Discount Rate

	Year Ended December 31,
	2024	2023
Weighted-average discount rate
Operating leases	7.17%	8.33%
Finance leases	5.97%	5.92%
Weighted-average remaining lease term
Operating leases	11.61 years	12.67 years
Finance leases	4.03 years	5.07 years
Subleases
During the second quarter of 2024, the Company entered into a sublease agreement with a third party to sublease the former Specialty Pipe and Tube, Inc. facilities in Mineral Ridge, Ohio and Houston, Texas. The sublease agreement continues through the remaining term of the Master Lease Agreement and will expire on September 30, 2036, unless terminated in accordance with the sublease agreement. The sublease provides for an annual base rent of approximately $0.1 million in the first year, which increases on an annual basis by 2.0%. The sublessee is responsible for taxes and all operating expenses related to the subleased space

Ascent Industries Co.
Notes to Consolidated Financial Statements

The Company also currently subleases the former Palmer facility and records cash receipts related to the subleases in other expense (income) on the consolidated statements of income (loss). Sublease payments fully offset the amounts the Company incurs in the Master Lease related to sublet facilities.

Future expected cash receipts from the Company's subleases as of December 31, 2024 are as follows:

(in thousands)	Sublease Receipts
2025	$582
2026	594
2027	606
2028	618
2029	631
Thereafter	4,598
Total sublease receipts	$7,629

Note 8: Accrued Expenses & Other Current Liabilities
Accrued expenses for continuing operations consist of the following:

(in thousands)	2024	2023
Salaries, wages, and commissions	$2,393	$1,706
Taxes, other than income taxes	540	359
Insurance	964	1,129
Professional fees	303	694
Warranty reserve	15	4
Benefit plans	292	427
Customer rebate liability	176	243
Other accrued items	359	484
Total accrued expenses	$5,042	$5,046

Note 9: Shareholders' Equity
Authorized shares of common stock were $24.0 million ($1.00 par value) at December 31, 2024 and 2023.
Share Repurchase Program
The Company's previous share repurchase program allowed for repurchase of up to 790,383 shares of the Company's outstanding common stock and expired on February 17, 2025. On February 17, 2025, the Board of Directors authorized a new share repurchase program allowing for repurchase of up to 1.0 million shares of the Company's outstanding common stock over 24 months. See Note 16 for additional information. The shares will be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Under the program, the purchases will be funded from available working capital, and the repurchased shares will be returned to the status of authorized, but unissued shares of common stock or held in treasury. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. As of December 31, 2024, the Company had 435,608 shares of its previous share repurchase authorization remaining.

Ascent Industries Co.
Notes to Consolidated Financial Statements

Shares repurchased for the year ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023
Number of shares repurchased	101,263	143,108
Average price per share	$10.21	$8.97
Total cost of shares repurchased[1]	$1,037,346	$1,287,416
1Includes broker fees incurred as part of repurchase transactions
Dividends
At the end of each fiscal year the Board reviews the financial performance and capital needed to support future growth to determine the amount of cash dividend, if any, which is appropriate. In 2024 and 2023, no dividends were declared or paid by the Company.
Note 10: Accounting for Share-Based Payments
Overview of Share-Based Payment Plans
The Company has a number of active and inactive equity incentive plans (the "Incentive Plans") under which the Company has been authorized to grant share-based awards to key employees and non-employee directors. A total of 0.8 million shares have been authorized for grant to key employees and non-employee directors under the Company's currently active Incentive Plans. As of December 31, 2024, there were 0.5 million shares remaining available for grants under the currently active equity Incentive Plans.
The Company recognized share-based compensation expense within SG&A expense on the consolidated statements of income (loss) of $0.8 million and $1.1 million in 2024 and 2023, respectively.
Total unrecognized share-based payment expense for all share-based payment plans was $0.3 million at December 31, 2024, of which $0.2 million is expected to be recognized in 2025 and $0.1 million in 2026. This results in these amounts being recognized over a weighted-average period of 1.52 years.
Stock Options
Stock options have terms of 10 years and vest in 20% or 33% increments annually on a cumulative basis, beginning one year after the date of grant, and are assigned an exercise price equal to the average of the high and low common stock price on the day prior to the date of grant. Options are expensed on a straight-line basis over the grant vesting period, which is considered to be the requisite service period. There was no compensation expense charged against income for options in 2024 or 2023.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. When determining expected volatility, the Company considers the historical volatility of the Company’s stock price. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, based on the options’ expected term. The Company granted no new options in 2024 or 2023.
Transactions related to stock options for the year ended December 31, 2024 are summarized as follows:

	Weighted Average Exercise Price	Options Outstanding	Weighted Average Contractual Term (in years)	Intrinsic Value of Options
Outstanding at December 31, 2023	$13.65	106,197	4.8	$—
Exercised	—	—
Canceled, forfeited, or expired	14.76	(8,109)
Outstanding at December 31, 2024	$13.56	98,088	4.2	$—
Vested and expected to vest at December 31, 2024	$—	—	—	$—
Exercisable options	$13.56	98,088	4.2	$—

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
All awards are expensed on a straight-line basis over the grant vesting period, which is considered to be the requisite service period. The weighted average period over which the restricted stock awards compensation expense is expected to be recognized is 1.99 years.
Transactions related to restricted stock awards for the year ended December 31, 2024 are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	68,207	$12.57
Granted	20,061	9.97
Vested	(37,584)	15.60
Forfeited	(20,819)	9.01
Nonvested at December 31, 2024	29,865	$9.49

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

The performance stock units are divided into tranches, each one vesting on the date the thirty-day volume-weighted average price of the Company's common stock `meets or exceeds the price target as set forth in the table below:

	Shares	Volume Weighted Average Price Target
Tranche I	11,590	$13.00
Tranche II	11,589	16.00
Tranche III	11,588	19.00
Tranche IV	50,000	25.00
Tranche V	40,000	27.50
Tranche VI	30,000	30.00
Tranche VII	30,000	$35.00

The fair value of the performance stock units granted with a market performance condition are determined using a Monte Carlo simulation considering historical performance of the Company's stock as well as the probability of attaining the market performance condition determined on the date of grant. Expense is recognized on a straight-line method over the requisite service period. Performance stock units do not have dividend rights. The weighted average period over which the performance stock units compensation expense is expected to be recognized is 1.98 years.

Ascent Industries Co.
Notes to Consolidated Financial Statements

The weighted-average grant-date fair value per unit of performance stock units granted was $2.61 and $0.64 in 2024 and 2023, respectively. There were no performance stock units vesting in 2024 and 2023.

Transactions related to performance stock units for the year ended December 31, 2024 were as follows:

	Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2023	324,635	$2.16
Granted	20,061	2.61
Forfeited	(159,929)	0.61
Outstanding at December 31, 2024	184,767	$3.49

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
In general, 50% of the inducement awards vest based on the achievement of thirty-day volume weighted average price targets of a Company share of stock and 50% vest on the third anniversary of the grant date. The fair value of the market based portion of inducement awards are determined using a Monte Carlo simulation considering historical performance of the Company's stock as well as the probability of attaining the market condition determined on the date of grant. The fair value of the time based portion of inducement awards are determined based on the average of the high and low common stock price on the day prior to the date of grant. Transactions related to inducement stock awards as of December 31, 2024 were as follows:

	Units	Weighted-Average Grant Date Fair Value
Outstanding December 31, 2023	4,902	$10.21
Vested	(4,902)	2.61
Forfeited/Canceled	—	$—
Outstanding December 31, 2024	—	$—
The Company has no outstanding inducement awards as of December 31, 2024.

Non-Employee Director Compensation Plan
Non-employee directors are paid an annual retainer of $115,000. Each non-employee director appointed to serve as a chairperson of a standing board committee receives the following annual retainer: Audit Committee: $10,000; Compensation Committee: $7,500; Nominating and Corporate Governance Committee: $6,000. The committee chairperson retainer is in addition to the board retainer. Each director has the opportunity to elect to receive 100% of the retainer in restricted stock with a minimum of $30,000 of the retainer in restricted stock. The amount of the retainer elected to be paid in restricted stock vests quarterly over a one year period. The number of restricted shares is determined by the average of the high and low sale price of the Company's stock on the day prior to the Annual Meeting of Shareholders. In 2024, the Company issued an aggregate of 27,230 shares of restricted stock to non-employee directors in lieu of $0.3 million of their annual cash retainer fees. The weighted average period over which the non-employee director award compensation expense is expected to be recognized is 0.04 years.

Ascent Industries Co.
Notes to Consolidated Financial Statements

Note 11: Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities from continuing operations are as follows at the respective year ends:

(in thousands)	2024	2023
Deferred income tax assets:
Inventory valuation reserves	$1,570	$1,829
Inventory capitalization	550	360
Accrued bonus	318	127
State net operating loss carryforwards	2,055	2,239
Federal net operating loss carryforwards	4,075	2,209
Lease liabilities	7,484	7,415
Interest Limitation Carryforwards	1,488	1,396
Intangible asset basis differences	781	2,564
Other	1,444	1,932
Total deferred income tax assets	19,765	20,071
State valuation allowance	(2,026)	(1,641)
Federal valuation allowance	(7,040)	—
Total net deferred income tax assets	10,699	18,430

Deferred income tax liabilities:
Fixed asset basis differences	4,010	5,478
Prepaid expenses	300	445
Lease assets	6,709	6,699
Total deferred income tax liabilities	11,019	12,622
Deferred income taxes, net	$(320)	$5,808
Significant components of the provision for income taxes are as follows:

(in thousands)	2024	2023
Current:
Federal	$(42)	$(561)
State	69	191
Total current	27	(370)
Deferred:
Federal	5,552	(5,965)
State	580	(589)
Total deferred	6,132	(6,554)
Total	$6,159	$(6,924)

Ascent Industries Co.
Notes to Consolidated Financial Statements

The reconciliation of income tax computed at the U. S. federal statutory tax rates to income tax expense is:

(in thousands)	2024		2023
	Amount	%	Amount	%
Tax at U.S. statutory rates	$(1,064)	21.0%	$(8,616)	21.0%
State income taxes, net of federal tax benefit	112	(2.2)%	(585)	1.4%
State valuation allowance	400	(7.9)%	270	(0.7)%
Federal valuation allowance	6,539	(129.2)%	—	—%
Stock option compensation	37	(0.7)%	87	(0.2)%
Other nondeductible expenses	(5)	0.1%	33	(0.1)%
Goodwill impairment	—	—%	2,049	(5.0)%
Other, net	140	(2.7)%	(162)	0.5%
Total	$6,159	(121.6)%	$(6,924)	16.9%

The Company's effective tax rate for 2024 was less than the U.S. statutory rate of 21% primarily due to discrete tax charges associated with recording a valuation allowance on cumulative US Federal and state deferred tax assets. The Company's effective tax rate for 2023 was less than the U.S. statutory rate of 21% primarily driven by tax benefits associated with non-deductible goodwill impairment.

The Company made no income tax payments in 2024 and $0.9 million in 2023, respectively. The Company has $19.4 million of U.S. Federal net operating loss carryforwards and $7.1 million of interest limitation carryforwards at the end of 2024 compared to $10.5 million of U.S. Federal net operating loss carryforwards and $6.6 million interest limitation carryforwards at the end of 2023. During the period, the Company determined that these carryforwards are unrealizable and not more likely than not to be utilized in future periods. The majority of these carryforwards are not subject to expiration.

In addition, on a gross basis the Company had state net operating loss carryforwards of $46.2 million and $49.0 million at the end of 2024 and 2023, respectively. As of the end of 2024, the Company had recognized a state valuation allowance of $2.0 million. This represents a $0.4 million increase year-over-year primarily driven by losses in jurisdictions for which we believe it is not more likely than not to be utilized in future periods. The majority of these losses will expire between the years of 2024 and 2044, while certain losses are not subject to expiration.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal examinations for years before 2020 or state examinations for years before 2019.

The Company had no uncertain tax position activity during 2024 or 2023. The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in the provision for income taxes. The Company had no accruals for uncertain tax positions including interest and penalties at the end of 2024.

Ascent Industries Co.
Notes to Consolidated Financial Statements

Note 12: Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share data)	2024	2023
Numerator:
Net loss from continuing operations	$(11,225)	$(34,151)
Net (loss) income from discontinued operations	(2,373)	7,522
Net loss	(13,598)	(26,629)
Denominator:
Weighted average common shares outstanding	10,106	10,140
Denominator for diluted earnings per share - weighted average shares	10,106	10,140

Net loss per share from continuing operations:
Basic	$(1.11)	$(3.37)
Diluted	$(1.11)	$(3.37)

Net (loss) income per share from discontinued operations:
Basic	$(0.23)	$0.74
Diluted	$(0.23)	$0.74

Net loss per share:
Basic	$(1.34)	$(2.63)
Diluted	$(1.34)	$(2.63)
The diluted earnings per share calculations exclude the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. The Company's dilutive securities have been excluded from the computation of diluted net loss share. Therefore, the weighted average number of common shares used to calculate the basic and diluted net loss per share is identical. The Company had $0.1 million shares of common stock that were anti-dilutive in 2024 and 2023.
Note 13: Industry Segments
Ascent Industries Co. has two reportable segments: Specialty Chemicals and Tubular Products. The Specialty Chemicals segment includes the operating results of the Company’s plants involved in the production of specialty chemicals. The Specialty Chemicals segment produces critical ingredients and process aids for the oil & gas, household, industrial and institutional ("HII"), personal care, coatings, adhesives, sealants and elastomers (CASE), pulp and paper, textile, automotive, , agricultural, water treatment, construction and other industries.
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

The chief executive officer, who is also the chief operating decision maker (CODM), evaluates performance and determines resource allocations based on a number of factors, the primary measures being gross margin and segment net income (loss).

The accounting principles applied at the operating segment level are the same as those applied at the consolidated financial statement level. The significant expense categories and amounts below align with the segment-level information that is regularly provided to the CODM. Intersegment sales and transfers are eliminated at the corporate consolidation level.

Ascent Industries Co.
Notes to Consolidated Financial Statements

The following tables summarizes certain information regarding segments of the Company's continuing operations:

	Year Ended December 31, 2024
(in thousands)	Specialty Chemicals	Tubular Products	Corporate & Other[1]	Total Continuing Operations
Net sales	$80,764	$97,108	$—	$177,872
Cost of goods sold - material	40,903	53,284	—	94,187
Cost of goods sold - other[2]	28,671	32,402	498	61,571
Gross profit	11,190	11,422	(498)	22,114
Selling, general and administrative expense[3]	9,546	8,743	8,297	26,586
Interest expense, net	75	1	342	418
Income taxes	—	—	6,159	6,159
Other expense (income)	476	29	(329)	176
Net income (loss)	1,093	2,649	(14,967)	(11,225)

Identifiable assets	$38,928	$61,980	$46,296	$147,204
Capital expenditures	1,180	773	(61)	1,892
Geographic sales
United States	75,565	95,264	—	170,829
International	$5,199	$1,844	—	$7,043

	Year Ended December 31, 2023
(in thousands)	Specialty Chemicals	Tubular Products	Corporate & Other[1]	Total Continuing Operations
Net sales	$83,616	$109,513	$50	$193,179
Cost of goods sold - material	46,377	67,323	(63)	113,637
Cost of goods sold - other[2]	31,429	45,864	723	78,016
Gross profit	5,810	(3,674)	(610)	1,526
Selling, general and administrative expense[3]	6,966	7,537	12,209	26,712
Goodwill impairment	11,389	—	—	11,389
Interest expense, net	74	1	4,163	4,238
Income taxes	—	—	(6,924)	(6,924)
Other expense (income)	—	(1)	263	262
Net loss	(12,619)	(11,211)	(10,321)	(34,151)

Identifiable assets	$49,547	$70,548	$42,339	$162,434
Capital expenditures	1,519	1,104	262	2,885
Geographic sales
United States	79,498	108,693	50	188,241
International	$4,118	$820	$—	$4,938
1All Other includes corporate overhead expenses and ongoing expenses for properties under the Master Lease not assigned to a segment in which the Company is the responsible party.
2Cost of good sold - other includes manufacturing labor and overhead expenses, depreciation expense, repair and maintenance expense, shipping expense, scrap and shrinkage expense, and other operational manufacturing overhead expenses.
3Selling, general and administrative expenses include sales and administrative salaries, wages and benefits and overhead expenses, professional fees, depreciation and amortization expense, corporate overhead allocation expense and other administrative overhead expenses.

Ascent Industries Co.
Notes to Consolidated Financial Statements

Note 14: Benefit Plans and Collective Bargaining Agreements
The Company has a 401(k) Employee Stock Ownership Plan (the "401(k)/ESOP Plan") covering all non-union employees. Employees can contribute to the 401(k)/ESOP Plan up to 100% of their wages with a maximum of $23,000 for 2024. Under the Economic Growth and Tax Relief Reconciliation Act, employees who are age 50 or older could contribute an additional $7,500 per year for a maximum of $30,500 for 2024. Contributions by the employees are invested in one or more funds at the direction of the employee; however, employee contributions cannot be invested in Company stock. Contributions by the Company are made in accordance with the investment elections made by each participant for his or her deferral contributions. The Company contributes on behalf of each eligible participant a matching contribution equal to a percentage determined each year by the Board of Directors. For 2024 and 2023 the maximum was 100% of employee contributions up to a maximum of 4% of their eligible compensation. The matching contribution is applied to the employee accounts after each payroll. Matching contributions of approximately $1.0 million were made for 2024 and 2023. The Company may also make a discretionary contribution, which if made, would be distributed to all eligible participants regardless of whether they contribute to the 401(k)/ESOP Plan. No discretionary contributions were made to the 401(k)/ESOP Plan in 2024 or 2023.
The Company has a 401(k) and Profit Sharing Plan (the "Bristol Plan") covering all employees as part of the United Steel Workers of America, Local Union 4586 Collective Bargaining Agreement (the "Bristol CBA"). Employees can contribute to the Bristol Plan up to 60% of pretax annual compensation, as defined in the Bristol Plan, with a maximum of $23,000 for 2024. Under the Economic Growth and Tax Relief Reconciliation Act, employees who are age 50 or older could contribute an additional 7,500 per year for a maximum of 30,500 for 2024. During 2024 and 2023, the Company contributed 4% of a participant's eligible compensation regardless of whether the participants contribute to the Bristol Plan. The Company's contributions were $0.3 million for both 2024 and 2023. Additional profit sharing amounts may also be contributed at the option of the Company's Board of Directors, which if made, would be allocated to participants based on the ratio of the participant's compensation to the total compensation of all participants eligible to participate in the Bristol Plan. No discretionary contributions were made to the Bristol Plan in 2024 or 2023.
The Company also maintains a Collective Bargaining Agreement (the "Virginia CBA") with the United Food and Commercial Workers, Local Union 400 (the "Virginia Union"), which represents employees at the Virginia facility and is required to make additional quarterly contributions for hourly employees who had a hire date prior to June 1, 2013. Additional quarterly matching contributions of approximately $30,358 were made for 2024 and $34,734 for 2023.
Note 15: Commitments and Contingencies
From time to time, we may become involved in various legal proceedings which arise from the normal course of business activities. Outside of the legal proceedings discussed in Note 2 related to the Munhall closure, we are not presently a party to any other such litigation the outcome of which, we believe, if determined adversely to us, would individually, or taken together, have a material adverse effect on our business, operating results, cash flows, or financial condition. Defending such proceedings is costly and can impose a significant burden on management and employees. We may receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurances that favorable final outcomes will be obtained.
Note 16: Subsequent Events
On February 17, 2025, the Board of Directors authorized a new share repurchase program. The previous share repurchase program had a term of 24 months and terminated on February 17, 2025. The new share repurchase program allows for repurchase of up to 1.0 million shares of the Company's outstanding common stock over 24 months. The shares will be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Under the program, the purchases will be funded from available working capital, and the repurchased shares will be returned to the status of authorized, but unissued shares of common stock or held in treasury. There is no guarantee as to the exact number of shares that will be repurchased by the Company, if any, and the Company may discontinue purchases at any time that management determines additional purchases are not warranted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures
The Company conducted an evaluation, under the supervision and with the participation of its management, of the effectiveness of the design and operation of its disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s principal executive and principal financial officers concluded as of December 31, 2024 that, based upon the ongoing ineffectiveness of its IT general controls, its disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in its internal control over financial reporting discussed below.
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective at the reasonable assurance level as of December 31, 2024.
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

We previously identified material weaknesses in our internal control over financial reporting and based upon the continued IT general control ineffectiveness, we have been unable to assess for remediation as of December 31, 2024:

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

While there were no material misstatements in 2024, these material weaknesses, individually or in the aggregate, could result in misstatements of accounts or disclosures in the consolidated financial statements that would not be prevented or detected on a timely basis. Accordingly, management has concluded that these control deficiencies constitute material weaknesses.

Remediation Efforts and Management’s Plan to Remediate the Remaining Material Weakness
The aforementioned material weaknesses were first identified in 2021 and 2022 and while the Company has significantly improved its internal control over financial reporting, the material weaknesses remain un-remediated as of December 31, 2024 due to the continued IT general control ineffectiveness. During the year ended December 31, 2024, management, with oversight from the Company's Audit Committee, continued executing a detailed plan for remediation which includes:
•Enhancing corporate oversight over process-level controls and structures to ensure that there is appropriate assignment of authority, responsibility and accountability as well as maintaining a sufficient number of qualified resources in key personnel areas over the performance and maintenance of the Company's control environment.
•Engaging an external advisor to assist with enhancing, designing, and implementing general information technology controls, including user access provisioning, cyber-security, and segregation of duties.
•Formalizing information technology policies and procedures to ensure that they are current and comprehensive and support the timely execution of information technology processes and control procedures.
•Enhancing review controls for inventory, revenue accounting, financial close processes and complex accounting to ensure accurate reporting and timely disclosures and ensuring evidence is appropriately retained.
•Improving and maintaining effective controls for communicating and sharing information between the operations, accounting, information technology, sales, finance and legal departments to ensure that the accounting department is consistently provided with complete and adequate support, documentation and information, and that matters are resolved in a timely and effective manner.

The Company's remediation efforts will continue throughout 2025. As the Company continues to evaluate the control deficiencies that gave rise to the material weaknesses, the Company may determine additional remediation measures are necessary. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. A control system, no matter how well designed and operated can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost.

c) Changes in Internal Control over Financial Reporting
Other than the material weaknesses described above, there were no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended December 31, 2024 that materially affected, or are reasonably likely to have a materially affect, on our internal control over financial reporting.
Moss Adams, LLP, our independent registered public accounting firm, has issued their report on our internal control over financial reporting as of December 31, 2024, which is included in Item 8 under the heading “Report of Independent Registered Public Accounting Firm."

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
PART III
Item 10. Directors, Executive Officers and Corporate Governance
In accordance with General Instruction G(3), information called for by Part III, Item 10, is incorporated herein by reference from the information appearing under the caption "Proposal 1 - Election of Directors," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the 2025 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.
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
Insider Trading Policy. The Company has adopted the Ascent Insider Trading Policy that sets forth terms, conditions, timing, limitations, and prohibitions with respect to trading in the Company’s securities. The Ascent Insider Trading Policy is included with this Annual Report as Exhibit 19.1.
Item 11. Executive Compensation
In accordance with General Instruction G(3), information called for by Part III, Item 11, is incorporated herein by reference from the information appearing under the caption "Board of Directors and Committees - Compensation Committee Interlocks and Insider Participation," "Director Compensation," "Discussion of Executive Compensation" and "Compensation Committee Report" in the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
In accordance with General Instruction G(3), information called for by Part III, Item 12, is incorporated by reference from the information appearing under the caption "Beneficial Owners of More Than Five Percent of the Company's Common Stock" and "Security Ownership of Certain Beneficial Owners and Management" in the definitive Proxy Statement for the 2025 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.
Equity Compensation Plan Information. The following table sets forth aggregated information as of December 31, 2024 about all of the Company's equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[1] (c)
Equity compensation plans approved by security holders	98,088	$13.56	531,951
Equity compensation plans not approved by security holders	—	—	—
Total	98,088	$13.56	531,951
1Represents shares remaining available for issuance under the 2022 Omnibus Equity Incentive Plan
Non-employee directors are paid an annual retainer of $115,000. Each non-employee director appointed to serve as a chairperson of a standing board committee receives the following annual retainer in addition to the board retainer: Audit Committee: $10,000; Compensation Committee: $7,500; Nominating and Corporate Governance Committee: $6,000. Each director has the opportunity to elect to receive 100% of the retainer in restricted stock with a minimum of $30,000 of the retainer in restricted stock. The amount of the retainer elected to be paid in restricted stock vests quarterly over a one year period. The number of restricted shares is determined by the average of the high and low sale price of the Company's stock on the day prior to the Annual Meeting of Shareholders. In 2024, the Company issued an aggregate of 27,230 shares of restricted stock to non-employee directors in lieu of $0.3 million of their annual cash retainer fees.
Item 13. Certain Relationships and Related Transactions, and Director Independence
In accordance with General Instruction G(3), information called for by Part III, Item 13, is incorporated by reference from the information appearing under the caption "Board of Directors and Committees – Related Party Transactions" and "– Director Independence" in the definitive Proxy Statement for the 2025 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.
Item 14. Principal Accounting Fees and Services
In accordance with General Instruction G(3), information called for by Part III, Item 14, is incorporated by reference from the information appearing under the caption "Independent Registered Public Accounting Firm - Fees Paid to Independent Registered Public Accounting Firm" and "– Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm" in the definitive Proxy Statement for the 2025 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)The following documents are filed as a part of this report:
1.Financial Statements: The following consolidated financial statements of Ascent Industries Co. are included in Part II, Item 8:

Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Income (Loss) for the years ended December 31, 2024 and 2023
Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2024 and 2023
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
3.Listing of Exhibits:
See "Exhibit Index"

2. Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts
(in thousands)	Balance at Beginning of Period	Charged to (Reduction of) Cost and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2024
Deducted from asset account:
Inventory reserves	$6,119	$(163)	$(167)	$5,789
Year ended December 31, 2023
Deducted from asset account:
Inventory reserves	$2,970	$3,318	$(169)	$6,119

3. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Stock Purchase Agreement, dated as of October 22, 2021, by and between the Company and DanChem Holdings, LLC.†	8-K	001-05200	2.1	October 25, 2021

2.2	Asset Purchase Agreement by and among Specialty Pipe & Tube Operations LLC, Specialty Pipe & Tube, Inc., and Ascent Industries Co., as the sole shareholder of Specialty Pipe & Tube, Inc. dated as of December 22, 2023	8-K	001-05200	2.1	December 29, 2023

3.1	Amended and Restated Certificate of Incorporation of Registrant	8-K	001-05200	3.1	August 10, 2022

3.2	Amended and Restated Bylaws of Registrant	8-K	001-05200	3.2	August 10, 2022

4.1	Description of Common Stock	10-K	001-05200	4.2	March 29, 2022

10.1	2011 Long-Term Incentive Stock Option Plan**	DEF 14A	000-19687	A	March 25, 2011

10.2	2022 Omnibus Equity Incentive Plan**	DEF 14A	001-05200	A	April 27, 2022

10.3	Credit Agreement, dated as of January 15, 2021, between Registrant and BMO Harris Bank N.A.	8-K	001-05200	99.1	January 19, 2021

10.4	Joinder Agreement, dated November 5, 2021, between Registrant and BMO Harris Bank N.A.	10-Q	001-05200	10.1	November 9, 2021

10.5	Limited Consent, Second Amendment to Credit Agreement and Omnibus Amendment to Loan Documents with BMO Bank N.A. and the other lenders party thereto dated as of December 22, 2023	8-K	001-05200	2.1	December 29, 2023

10.6	Limited Consent, Third Amendment to Credit Agreement with BMO Bank N.A. dated as of November 6, 2024	8-K	001-05200	10.1	November 12, 2024

10.7	Offer Letter from the Company to J. Bryan Kitchen dated February 10, 2024	8-K	001-05200	10.1	February 15, 2024

10.8	Offer Letter from the Company to Ryan Kavalauskas dated February 10, 2024	8-K	001-05200	10.2	February 15, 2024

10.9	Employment Agreement between Registrant and Christopher G. Hutter dated October 26, 2020	8-K	001-05200	99.3	October 28, 2020

10.10	Third Amended and Restated Master Lease Agreement, dated as of September 10, 2020, between Registrant and Store Master Funding XII, LLC	10-Q	001-05200	10.1	November 9, 2020

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.11	Fourth Amended and Restated Master Lease Agreement, dated August 28, 2024, between Registrant and Store Master Funding XII, LLC	10-Q	001-05200	10.1	November 12, 2024

19.1	Insider Trading Policy

21.1	Subsidiaries of the Registrant

23.1	Consent of Moss Adams LLP, independent registered public accounting firm

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

97.1	Ascent Industries Co. Clawback Policy

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101*)

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed "furnished" and not "filed."

**	Constitutes management contract or compensatory plans

†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ASCENT INDUSTRIES CO.

By: /s/ J. Bryan Kitchen J. Bryan Kitchen President and Chief Executive Officer (principal executive officer)	March 4, 2025 Date

By: /s/ Ryan Kavalauskas Ryan Kavalauskas Chief Financial Officer (principal accounting and financial officer)	March 4, 2025 Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Benjamin Rosenzweig Benjamin Rosenzweig Chairman of the Board	March 4, 2025 Date

/s/ Christopher G. Hutter Christopher G. Hutter Director	March 4, 2025 Date

/s/ Henry L. Guy Henry L. Guy Director	March 4, 2025 Date

/s/ John P. Schauerman John P. Schauerman Director	March 4, 2025 Date

/s/ Aldo J. Mazzaferro, Jr. Aldo J. Mazzaferro, Jr. Director	March 4, 2025 Date