Form 10-Q
period 2025-03-31
ASCENT INDUSTRIES CO.
filed 2025-05-12
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _____ to _____

COMMISSION FILE NUMBER 0-19687
Ascent Industries Co.
(Exact name of registrant as specified in its charter)

Delaware				57-0426694
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

20 N. Martingale Rd,	Suite 430,
Schaumburg,	Illinois			60173
(Address of principal executive offices)				(Zip Code)
		(630)	884-9181
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $1.00 per share	ACNT	NASDAQ Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock as of May 8, 2025 was 10,009,694

Ascent Industries Co.

Forward-Looking Statements
This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and other applicable federal securities laws. All statements that are not historical facts are forward-looking statements. Forward looking statements can be identified through the use of words such as "estimate," "project," "intend," "expect," "believe," "should," "anticipate," "hope," "optimistic," "plan," "outlook," "should," "could," "may" and similar expressions. The forward-looking statements are subject to certain risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements. The following factors could cause actual results to differ materially from historical results or those anticipated: adverse economic conditions, including risks relating to the impact and spread of and the government’s response to pandemics; inability to weather an economic downturn; the impact of competitive products and pricing; product demand and acceptance risks; raw material and other increased costs, including the impact of tariffs; raw material availability; financial stability of the Company’s customers; customer delays or difficulties in the production of products; loss of consumer or investor confidence; employee relations; ability to maintain workforce by hiring trained employees; labor efficiencies; risks associated with acquisitions; environmental issues; negative or unexpected results from tax law changes; inability to comply with covenants and ratios required by the Company’s debt financing arrangements; and other risks detailed from time-to-time in Ascent Industries Co.'s Securities and Exchange Commission filings, including our Annual Report on Form 10-K, which filings are available from the SEC. Ascent Industries Co. assumes no obligation to update any forward-looking information included in this release.

Part I - Financial Information
Item 1. Financial Statements

Ascent Industries Co.
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	(Unaudited)
	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$14,272	$16,098
Accounts receivable, net of allowance for credit losses of $1,169 and $427, respectively	17,200	14,447
Inventories	10,681	9,529
Prepaid expenses and other current assets	1,975	1,453
Current assets of discontinued operations	45,524	41,544
Total current assets	89,652	83,071
Property, plant and equipment, net	19,213	19,802
Right-of-use assets, operating leases, net	27,813	28,225
Intangible assets, net	6,678	7,009
Deferred charges, net	297	309
Other non-current assets, net	860	855
Long-term assets of discontinued operations	8,029	7,979
Total assets	$152,542	$147,250

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$8,989	$7,290
Accrued expenses and other current liabilities	6,344	3,828
Current portion of note payable	97	369
Current portion of operating lease liabilities	1,566	1,513
Current portion of finance lease liabilities	330	334
Current liabilities of discontinued operations	13,047	8,946
Total current liabilities	30,373	22,280
Long-term portion of operating lease liabilities	29,638	30,039
Long-term portion of finance lease liabilities	939	1,015
Deferred income taxes	386	320
Other long-term liabilities	50	51
Total non-current liabilities	31,013	31,425
Total liabilities	$61,386	$53,705

Commitments and contingencies – See Note 13

Shareholders' equity:
Common stock, par value $1 per share; 24,000,000 shares authorized; 11,085,103 and 10,068,406 shares issued and outstanding, respectively	$11,085	$11,085
Capital in excess of par value	47,335	47,339
Retained earnings	42,626	44,919
	101,046	103,343
Less: cost of common stock in treasury - 1,016,697 and 1,012,513 shares, respectively	(9,890)	(9,798)
Total shareholders' equity	91,156	93,545
Total liabilities and shareholders' equity	$152,542	$147,250
Note: The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date. See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Condensed Consolidated Statements of Income (Loss) (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Net sales	$24,732	$27,952
Cost of sales	19,955	25,627
Gross profit	4,777	2,325
Selling, general and administrative	5,575	6,668
Acquisition costs and other	237	—
Operating loss from continuing operations	(1,035)	(4,343)
Other expense (income)
Interest expense	115	127
Other, net	(148)	(119)
Loss from continuing operations before income taxes	(1,002)	(4,351)
Income tax benefit	—	(585)
Loss from continuing operations	(1,002)	(3,766)
Loss from discontinued operations, net of tax	(1,291)	(1,727)
Net loss	$(2,293)	$(5,493)

Net loss per common share from continuing operations:
Basic	$(0.10)	$(0.37)
Diluted	$(0.10)	$(0.37)

Net loss per common share from discontinued operations:
Basic	$(0.13)	$(0.17)
Diluted	$(0.13)	$(0.17)

Net loss per common share:
Basic	$(0.23)	$(0.54)
Diluted	$(0.23)	$(0.54)

Weighted average shares outstanding:
Basic	10,076	10,094
Diluted	10,076	10,094
See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(2,293)	$(5,493)
Loss from discontinued operations, net of tax	(1,291)	(1,727)
Net loss from continuing operations	(1,002)	(3,766)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	1,099	1,087
Amortization expense	331	367
Amortization of debt issuance costs	28	25
Deferred income taxes	—	(585)
(Reduction of) provision for losses on accounts receivable	(384)	275
Non-cash lease expense	29	40
Stock-based compensation expense	118	204
Changes in operating assets and liabilities:
Accounts receivable	(2,369)	(1,964)
Inventories	(1,151)	3,828
Other assets and liabilities	(346)	(78)
Accounts payable	1,495	1,193
Accrued expenses	1,941	(121)
Accrued income taxes	(51)	79
Net cash (used in) provided by operating activities - continuing operations	(262)	584
Net cash used in operating activities - discontinued operations	(438)	(321)
Net cash (used in) provided by operating activities	(700)	263
Investing activities
Purchases of property, plant and equipment	(322)	(238)
Net cash used in investing activities - continuing operations	(322)	(238)
Net cash used in investing activities - discontinued operations	(248)	(67)
Net cash used in investing activities	(570)	(305)
Financing activities
Borrowings from credit facilities	44,571	50,950
Payments on credit facilities	(44,571)	(50,950)
Payments on note payable	(271)	(271)
Principal payments on finance lease obligations	(80)	(75)
Repurchase of common stock	(215)	(163)
Net cash used in financing activities - continuing operations	(566)	(509)
Net cash used in financing activities - discontinued operations	—	(1)
Net cash used in financing activities	(566)	(510)
Decrease in cash and cash equivalents	(1,836)	(552)
Less: Cash and cash equivalents of discontinued operations	—	10
Cash and cash equivalents at beginning of period	16,108	1,841
Cash and cash equivalents at end of period	$14,272	$1,299

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$63	$68
Noncash Investing Activities:
Capital expenditures, not yet paid	$187	$583
See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)
(in thousands)

	Three Months Ended March 31, 2025

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance December 31, 2024	11,085	$11,085	$47,339	$44,919	1,012	$(9,798)	$93,545
Net loss	—	—	—	(2,293)		—	(2,293)
Issuance of 12,638 shares of common stock from treasury	—	—	(122)	—	—	122	—
Stock-based compensation	—	—	118	—		—	118
Repurchase of 16,822 shares of common stock	—	—	—	—	—	(214)	(214)
Balance as of March 31, 2025	11,085	$11,085	$47,335	$42,626	1,012	$(9,890)	$91,156
See accompanying notes to condensed consolidated financial statements.

	Three Months Ended March 31, 2024

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance December 31, 2023	11,085	$11,085	$47,333	$58,517	990	$(9,525)	$107,410
Net loss	—	—	—	(5,493)		—	(5,493)
Issuance of 46,289 shares of common stock from treasury	—	—	(445)	—	(46)	445	—
Stock-based compensation	—	—	209	—		—	209
Repurchase of 16,330 shares of common stock	—	—	—	—	16	(162)	(162)
Balance as of March 31, 2024	11,085	11,085	47,097	53,024	960	(9,242)	$101,964
See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Unless indicated otherwise, the terms "Company," "we," "us," and "our" refer to Ascent Industries Co. and its consolidated subsidiaries.

Note 1: Basis of Presentation
Basis of Financial Statement Presentation
The accompanying unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The unaudited condensed consolidated financial statements, in the opinion of management, contain all normal recurring adjustments necessary to present a fair statement of the condensed consolidated balance sheets as of March 31, 2025, the statements of income (loss) and shareholders’ equity for the three months ended March 31, 2025 and 2024, and the statements of cash flows for the three months ended March 31, 2025 and 2024. The December 31, 2024 condensed consolidated balance sheet was derived from the audited financial statements.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the "Annual Report"). The financial results for the interim periods may not be indicative of the financial results for the entire year as our future assessment of our current expectations could result in material impacts to our consolidated financial statements in future reporting periods.
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
Reclassifications
Certain prior period amounts have been reclassified to conform to current period presentation, including the Company's Bristol Metals operations within the Tubular Products segment to discontinued operations and provision for (reduction of) inventory losses on the unaudited condensed consolidated statements of cash flows.
Accounting Pronouncements Recently Adopted
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
Accounting Pronouncements Not Yet Adopted
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
Note 2: Discontinued Operations
Divestiture of Bristol Metals, LLC.
On March 12, 2025, Ascent Industries Co. (“Ascent”) and its wholly-owned subsidiaries Synalloy Metals, Inc. ("Synalloy Metals") and Bristol Metals, LLC. ("BRISMET"), entered into an Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which they sold substantially all of the assets related to BRISMET to Bristol Pipe and Tube, Inc., a Delaware corporation and wholly-owned subsidiary of Ta Chen International, Inc. (the “Purchaser”). The consideration for the transaction was approximately $45 million of cash proceeds subject to certain closing adjustments. Ascent and Purchaser also entered into a Transition Services Agreement (the “TSA”) dated March 12, 2025, pursuant to which Ascent has agreed to provide certain transition services to Purchaser immediately after the closing for certain agreed upon transition periods. On April 4, 2025, the Company and Purchaser completed the transaction contemplated by the Purchase Agreement. As result of the sale, BRISMET results of operations are classified under discontinued operations for all periods presented. Prior to the divestiture, BRISMET was reported under the Company's Tubular Products segment.

The following table presents the aggregate carrying amounts of the classes of assets and liabilities of the Company's discontinued operations:

(in thousands)	March 31, 2025	December 31, 2024
Carrying amounts of assets included as part of discontinued operations:
Cash and cash equivalents	$—	$10
Accounts receivable, net	11,059	9,433
Inventories	33,836	31,433
Prepaid expenses and other current assets	629	668
Current assets classified as discontinued operations	45,524	41,544
Property, plant and equipment, net	5,748	5,660
Other non-current assets, net	2,281	2,319
Long-term assets classified as discontinued operations	8,029	7,979
Total assets classified as discontinued operations	$53,553	$49,523

Carrying amounts of current liabilities included as part of discontinued operations:
Accounts payable	11,495	5,797
Deferred revenue	340	1,360
Accrued expenses and other current liabilities	1,212	1,789
Total current liabilities classified as discontinued operations	$13,047	$8,946

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
The financial results are presented as loss from discontinued operations, net of tax on the unaudited condensed consolidated statements of income (loss). The following table summarizes the results of the Company's discontinued operations:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net sales	$19,376	$16,400
Cost of sales	17,868	16,602
Gross profit	1,508	(202)

Selling, general and administrative expense	686	1,282
Acquisition costs and other	2,098	101
Asset impairments	—	1,115
Loss on discontinued operations before income taxes	(1,276)	(2,700)
Income tax expense (benefit)	15	(973)
Net loss from discontinued operations	$(1,291)	$(1,727)
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
The following table presents the Company's revenues, disaggregated by product group from continuing operations:

	Three Months Ended March 31,
(in thousands)	2025	2024
Stainless steel tube	$6,897	$7,656
Specialty chemicals	17,835	20,296
Net sales	$24,732	$27,952
Performance obligations are supported by contracts with customers, providing a framework for the nature of the distinct goods, services or bundle of goods and services. The timing of satisfying the performance obligation is typically indicated by the terms of the contract. The following table represents the Company's revenue recognized at a point-in-time and over-time:

	Three Months Ended March 31,
(in thousands)	2025	2024
Point-in-time	$20,530	$23,981
Over-time	$4,202	$3,971

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
During the three months ended March 31, 2025, the Company's had no significant measurements of assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition. During the three months ended March 31, 2024, the Company's only significant measurements of assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition were certain long-lived assets
Long-lived assets
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

During the second quarter of 2023, the Board of Directors of the Company made the decision to permanently cease operations at the Munhall facility effective on or around August 31, 2023. As a result of this decision, it was determined to be more likely than not that the assets of Munhall would be sold or otherwise disposed of significantly before the end of their previously estimated useful lives, and therefore, experienced a triggering event and were evaluated for recoverability. During the first quarter of 2024, the Company incurred asset impairment charges of $1.1 million related to the write down of the remaining long-lived assets at the facility. See Note 2 for further information on the Company's discontinued operations.
Fair Value of Financial Instruments
The fair values of cash and cash equivalents, accounts receivable, accounts payable and the Company's note payable approximated their carrying value because of the short-term nature of these instruments. The Company's revolving line of credit and long-term debt, which is based on a variable interest rate, are also reflected in the financial statements at carrying value which approximate fair values as of March 31, 2025. The carrying amount of cash and cash equivalents are considered Level 1 measurements. The carrying amounts of accounts receivable, accounts payable, note payable, revolving line of credit and long-term debt are considered Level 2 measurements. See Note 8 for further information on the Company's debt.

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Note 5: Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined by either specific identification or weighted average methods. The components of inventories are as follows:

(in thousands)	March 31, 2025	December 31, 2024
Raw materials	$8,054	$7,851
Work-in-process	216	85
Finished goods	3,724	2,858
	11,994	10,794
Less: inventory reserves	(1,313)	(1,265)
Inventories	$10,681	$9,529
Note 6: Property, Plant and Equipment
Property, plant and equipment from continuing operations consist of the following:

(in thousands)	March 31, 2025	December 31, 2024
Land	$668	$665
Leasehold improvements	2,686	2,562
Buildings	1,776	1,531
Machinery, fixtures and equipment	44,002	43,972
Construction-in-progress	867	902
	49,999	49,632
Less: accumulated depreciation and amortization	(30,786)	(29,830)
Property, plant and equipment, net	$19,213	$19,802

The following table sets forth depreciation expense related to property, plant and equipment:

	Three Months Ended March 31,
(in thousands)	2025	2024
Cost of sales	$1,042	$1,021
Selling, general and administrative	57	66
Total depreciation	$1,099	$1,087
Note 7: Intangible Assets and Deferred Charges
Intangible Assets
Intangible assets represent the fair value of intellectual, non-physical assets resulting from business acquisitions and are amortized over their estimated useful life using either an accelerated or straight-line method over a period of 15 years.
The balance of intangible assets from continuing operations subject to amortization are as follows:

	March 31, 2025		December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Customer related	$14,604	$(8,427)	$14,604	$(8,107)
Trademarks and trade names	150	(34)	150	(32)
Other	500	(115)	500	(106)
Total definite-lived intangible assets	$15,254	$(8,576)	$15,254	$(8,245)

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Estimated amortization expense related to intangible assets for the next five years are as follows:

(in thousands)
Remainder of 2025	$993
2026	1,102
2027	930
2028	786
2029	673
2030	565
Thereafter	1,629

Deferred Charges
Deferred charges represent debt issuance costs and are amortized over their estimated useful lives using the straight-line method over a period of four years.
The balance of deferred charges subject to amortization are as follows:

(in thousands)	March 31, 2025	December 31, 2024
Deferred charges, gross	$342	$326
Accumulated amortization of deferred charges	(45)	(17)
Deferred charges, net	$297	$309

Note 8: Debt
Short-term debt
On June 21, 2024, the Company entered into a note payable in the amount of $0.9 million with an interest rate of 3.70% maturing April 1, 2025. The agreement is associated with the financing of the Company's insurance premium in the current term year. As of March 31, 2025, the outstanding balance was $0.1 million.
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
Pursuant to the Credit Facility Amendment, the Company was required to pledge all of its tangible and intangible properties, including the stock and membership interests of its subsidiaries. The Credit Facility Amendment contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $6.0 million and (ii) 15% of the revolving credit facility. The borrowing capacity under the amended credit facility totals $60.0 million consisting of a $60.0 million revolving line of credit which includes a $7.6 million machinery and equipment sub-limit. As of March 31, 2025, the Company was in compliance with all financial debt covenants.
The Company had no debt outstanding under its credit facilities as of March 31, 2025 and December 31, 2024.
As of March 31, 2025, the Company had $53.3 million of remaining availability under it credit facility.

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Note 9: Leases
The Company's portfolio of leases contains both finance and operating leases that relate to real estate and manufacturing equipment. Substantially all of the value of the Company's leased plants and facilities relate to the Master Lease with Store Master Funding XII, LLC (“Store”), an affiliate of Store Capital Corporation ("Store Capital"), that was entered into in 2016 and since amended, with the latest amendment occurring in 2024. As of March 31, 2025, operating lease liabilities related to the master lease agreement with Store Capital totaled $30.6 million, or 94% of the total lease liabilities on the consolidated balance sheet.
During the three months ended March 31, 2025, the Company did not enter into any new finance lease agreements.
Operating and finance lease amounts from continuing operations included in the unaudited condensed consolidated balance sheet are as follows (in thousands):

Classification	Financial Statement Line Item	March 31, 2025	December 31, 2024
Long-term Assets	Right-of-use assets, operating leases	$27,813	$28,225
Long-term Assets	Property, plant and equipment	1,181	1,267
Current liabilities	Current portion of lease liabilities, operating leases	1,566	1,513
Current liabilities	Current portion of lease liabilities, finance leases	330	334
Non-current liabilities	Non-current portion of lease liabilities, operating leases	29,638	30,039
Non-current liabilities	Non-current portion of lease liabilities, finance leases	939	1,015
Total Lease Cost
Individual components of the total lease cost incurred by the Company are as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Operating lease cost[1]	$962	$985
Finance lease cost:
Amortization of right-of-use assets	85	82
Interest on finance lease liabilities	19	23
Sublease income	(147)	(92)
Total lease cost	$919	$998
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
The Company currently subleases the former Palmer facility and records cash receipts related to the sublease in other expense (income) on the unaudited condensed consolidated statements of income (loss). Future expected cash receipts from the Company's sublease as of March 31, 2025 are as follows:

(in thousands)	Sublease Receipts
Remainder of 2025	$490
2026	594
2027	606
2028	618
2029	631
Thereafter	4,597
Total sublease receipts	$7,536

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Maturity of Leases
The amounts of undiscounted future minimum lease payments under leases in continuing operations as of March 31, 2025 are as follows:

(in thousands)	Operating	Finance
Remainder of 2025	$2,800	$304
2026	3,750	361
2027	3,825	361
2028	3,903	303
2029	3,971	85
Thereafter	27,966	—
Total undiscounted minimum future lease payments	46,215	1,414
Imputed interest	(15,011)	(145)
Present value of lease liabilities	$31,204	$1,269
Lease Term and Discount Rate

Weighted-average remaining lease term	March 31, 2025	December 31, 2024
Operating leases	11.36 years	11.61 years
Finance leases	3.80 years	4.03 years
Weighted-average discount rate
Operating leases	7.17%	7.17%
Finance leases	5.96%	5.97%
Note 10: Shareholders' Equity
Share Repurchase Program
The Company's previous share repurchase program allowed for repurchase of up to 790,383 shares of the Company's outstanding common stock and expired on February 17, 2025. On February 17, 2025, the Board of Directors authorized a new share repurchase program allowing for repurchase of up to 1.0 million shares of the Company's outstanding common stock over 24 months. The shares will be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Under the program, the purchases will be funded from available working capital, and the repurchased shares will be returned to the status of authorized, but unissued shares of common stock or held in treasury. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. As of March 31, 2025, the Company has 983,923 shares of its share repurchase authorization remaining.
Shares repurchased for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Number of shares repurchased[1]	16,822	16,330
Average price per share	$12.73	$9.97
Total cost of shares repurchased[2]	$214,622	$163,221
1Includes 745 shares repurchased under previous share repurchase program which expired on February 17, 2025
2Includes broker commissions paid as part of repurchase transactions

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Note 11: Loss Per Share
The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Numerator:
Net loss from continuing operations	$(1,002)	$(3,766)
Net loss from discontinued operations	$(1,291)	$(1,727)
Net loss	$(2,293)	$(5,493)
Denominator:
Weighted-average common shares outstanding	10,076	10,094
Effect of dilutive securities:
Employee stock options and stock grants	—	—
Weighted-average common shares, as adjusted	10,076	10,094

Net loss per share from continuing operations:
Basic	$(0.10)	$(0.37)
Diluted	$(0.10)	$(0.37)

Net loss per share from discontinued operations:
Basic	$(0.13)	$(0.17)
Diluted	$(0.13)	$(0.17)

Net loss per share:
Basic	$(0.23)	$(0.54)
Diluted	$(0.23)	$(0.54)
The diluted earnings (loss) per share calculations exclude the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. The Company had $0.1 million shares that were anti-dilutive for the three months ended March 31, 2025 and 2024, respectively.
Note 12: Income Taxes
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal examinations for years before 2021 or state examinations for years before 2020. During the three months ended March 31, 2025 and 2024, the Company did not identify nor reserve for any unrecognized tax benefits.
Our income tax benefit and overall effective tax rates for continuing operations for the periods presented are as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Income tax benefit	$—	$(585)
Effective income tax rate	0.04%	23.4%

The effective tax rate for continuing operations was 0.04% for the three months ended March 31, 2025. The March 31, 2025 effective tax rate was lower than the U.S. statutory rate of 21.0% primarily due to the valuation allowance and federal and U.S. state deferred tax assets.

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
The effective tax rate for continuing operation was 23.4% for the three months ended March 31, 2024. The three months ended March 31, 2024, effective tax rate was higher than the U.S. statutory rate of 21.0% primarily due to the amount of state tax benefit relative to pretax losses.
Note 13: Commitments and Contingencies
In August of 2023, the Company was named as a defendant in a lawsuit filed with the Court of Common Pleas for Delaware County, Ohio, asserting various claims for breach of contracts resulting in losses to the plaintiff and seeking damages in the amount of $0.7 million plus prejudgment interest and attorney's fees. In December 2024, the Company entered into mediation with the plaintiff subject to negotiation of a mutually agreeable settlement. The Company had an estimated liability of $0.4 million related to the lawsuit as of December 31, 2024. In January of 2025, the Company resolved the case through a settlement agreement and no longer has funds reserved for the matter.
In addition, from time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any other such litigation the outcome of which, we believe, if determined adversely to us, would individually, or taken together, have a material adverse effect on our business, operating results, cash flows, or financial condition. Defending such proceedings is costly and can impose a significant burden on management and employees. We may receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurances that favorable final outcomes will be obtained.
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
The Tubular Products segment includes the operating results of the Company’s plants involved in the production of stainless steel tube. The Tubular Products segment serves markets through tube and customers in the appliance, architectural, automotive and commercial transportation, brewery, furniture, food processing, HVAC, marine, medical, oil and gas and other industries.

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
The following table summarizes certain information regarding segments of the Company's continuing operations:

	Three Months Ended March 31, 2025
(in thousands)	Specialty Chemicals	Tubular Products	Corporate & Other[1]	Total Continuing Operations
Net sales	$17,835	$6,897	$—	$24,732
Cost of goods sold - material	8,364	2,958	—	11,322
Cost of goods sold - other[2]	5,725	2,230	678	8,633
Gross profit	3,746	1,709	(678)	4,777
Selling, general and administrative expense[3]	2,899	704	1,972	5,575
Interest expense, net	16	1	98	115
Other expense (income)	93	—	(4)	89
Net income (loss)	738	1,004	(2,744)	(1,002)

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2024
(in thousands)	Specialty Chemicals	Tubular Products	Corporate & Other[1]	Total Continuing Operations
Net sales	$20,296	$7,656	$—	$27,952
Cost of goods sold - material	10,546	3,697	—	14,243
Cost of goods sold - other[2]	8,199	3,020	165	11,384
Gross profit	1,551	939	(165)	2,325
Selling, general and administrative expense[3]	2,990	993	2,685	6,668
Interest expense, net	19	—	108	127
Income taxes	—	—	(585)	(585)
Other expense (income)	—	—	(119)	(119)
Net loss	(1,458)	(54)	(2,254)	(3,766)

	As of
(in thousands)	March 31, 2025	December 31, 2024
Identifiable assets
Tubular Products	$40,673	$38,928
Specialty Chemicals	13,646	12,502
Corporate and other	44,670	46,297
	$98,989	$97,727
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
Note 15: Subsequent Events
On April 4, 2025, Ascent entered into a Limited Consent, Fourth Amendment to Credit Agreement to Loan Documents with BMO Bank N.A. under Ascent’s credit facility (the “Credit Facility Amendment”). The Credit Facility Amendment reduced the maximum revolving loan commitment under the credit facility from $60 million to $30 million, the term of the credit facility remains through December 31, 2027. The interest rate for the credit facility remains the same as SOFR plus an interest rate margin of between 1.85% and 2.35%, depending on average availability under the credit facility and Ascent’s consolidated fixed charge coverage ratio. As of April 4, 2025, the Company had $18.8 million of remaining availability under it credit facility.

On April 4, 2025, Ascent and Store Master Funding XII, LLC, entered into a Fifth Amended and Restated Master Lease Agreement (the "Fifth Master Lease") to remove the BRISMET facility and reduce the Company's rent pursuant to the Fourth Amended and Restated Master Lease Agreement between the parties dated August 28, 2024.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity, and capital resources during the three months ended March 31, 2025 and 2024, respectively. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the Annual Report), as well as the condensed consolidated financial statements (unaudited) and notes to the condensed consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of 2024. This discussion and analysis is presented in five sections:
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
The Company's business is divided into two reportable operating segments, Specialty Chemicals and Tubular Products. The Specialty Chemicals segment produces specialty products for the pulp and paper, coatings, adhesives, sealants and elastomers (CASE), textile, automotive, household, industrial and institutional ("HII"), agricultural, water and waste-water treatment, construction, oil and gas and other industries. The Tubular Products segment serves markets through tube production and customers in the appliance, architectural, automotive and commercial transportation, brewery, furniture, food processing, HVAC, marine, medical, oil and gas and other industries.
Divestiture of Bristol Metals, LLC..
On March 12, 2025, Ascent and its wholly-owned subsidiaries Synalloy Metals, Inc. ("Synalloy Metals") and BRISMET, entered into an Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which they sold substantially all of the assets related to BRISMET to Bristol Pipe and Tube, Inc., a Delaware corporation and wholly-owned subsidiary of Ta Chen International, Inc. On April 4, 2025, the Company and Purchaser completed the transaction contemplated by the Purchase Agreement. The consideration for the transaction was approximately $45 million of cash proceeds subject to certain closing adjustments. Prior to the divestiture, Bristol Metals was reported under the Company's Tubular Products segment. The discussion and analysis of our results of operations refers to continuing operations unless noted.
Macroeconomic Events
We continue to monitor macroeconomic trends and uncertainties such as key material inflation, the effects of recently implemented tariffs, and the potential imposition of modified or additional tariffs, which may have adverse effects on net sales and profitability. As a result of the recent tariffs announced by the U.S. presidential administration and potential tariff modifications or the imposition of tariffs or export controls by other countries, we have worked with our suppliers to mitigate supply chain challenges, cost volatility, and consumer and economic uncertainty due to rapid changes in global trade policies. Much of our raw material used in production is domestically sourced and while we do not expect these factors to result in a material negative effect on our net sales or profitability for the remainder of fiscal year 2025, we are continuing to evaluate these factors and their potential effects as well as our ability to potentially offset all or a portion of cost increases through pricing actions and additional cost savings efforts. Economic pressures on customers and consumers, including the challenges of high inflation and the effects of increased tariffs, may negatively affect our net sales and profitability in the future.

Results of Operations
Consolidated Performance Summary
Consolidated net sales for the first quarter of 2025 were $24.7 million, a decrease of $3.2 million, or 11.5%, compared to net sales for the first quarter of 2024. The decrease in net sales was primarily driven by a 22.8% decrease in pounds shipped partially offset by a 13.5% increase in average selling prices.
For the first quarter of 2025, consolidated gross profit increased 105.5% to $4.8 million, or 19.3% of sales, compared to $2.3 million, or 8.3% of sales in the first quarter of 2024. The increase was primarily attributable to continued sourcing improvements resulting in lower raw material costs as well as reductions in other production related costs.
Consolidated selling, general, and administrative expense (SG&A) for the first quarter of 2025 decreased $1.1 million to $5.6 million, or 22.5% of sales, compared to $6.7 million, or 23.9% of sales in the first quarter of 2024. The decrease in SG&A expense for the first quarter of 2025 was primarily driven by decreases in professional fees and bad debt expense, partially offset by increases in salaries, wages and benefits.
Consolidated operating loss in the first quarter of 2025 totaled $1.0 million compared to operating loss of $4.3 million in the first quarter of 2024. The operating loss decrease in the first quarter of 2025 was primarily driven by the aforementioned increase in gross profit and decreases in SG&A expense.
Specialty Chemicals
Net sales in the first quarter of 2025 totaled $17.8 million, representing a $2.5 million, or 12.1%, decrease from the first quarter of 2024. The decrease was driven by a 24.8% decrease in pounds shipped partially offset by a 15.0% increase in average selling price.
Gross profit for the first quarter of 2025 increased to $3.7 million, or 21.0% of sales, compared to $1.6 million, or 7.6% of sales in the first quarter of 2024. The increase was primarily attributable to higher selling prices and the reductions in production related costs.
SG&A expense for the first quarter of 2025 decreased to $2.9 million, or 16.3% of sales, compared to $3.0 million, or 14.7% of sales in the first quarter of 2024. The slight decrease in dollars was driven by decreases in salaries, wages and benefits, incentive bonus, professional fees and bad debt expense, offset by increases in corporate expense allocation.
Operating income increased to $0.8 million for the first quarter of 2025 compared to operating loss of $1.4 million for the first quarter of 2024. The current year increase in operating income was primarily driven by the aforementioned increase in gross profit and decreases in SG&A expense.
Tubular Products
Net sales in the first quarter of 2025 totaled $6.9 million, a decrease of $0.8 million, or 9.9%, from the first quarter of 2024. The decrease was primarily driven by a 5.9% decrease in pounds shipped and a 3.9% decrease in average selling prices.
For the first quarter of 2025, gross profit increased 81.9% to $1.7 million, or 24.8% of sales, compared to a gross profit of $0.9 million, or 12.3% of sales in the first quarter of 2024. The increase was primarily attributable to continued sourcing improvements resulting in lower raw material costs as well as reductions in shipping and other production related costs.
SG&A expense for the first quarter of 2025 decreased to $0.7 million, or 10.2% of sales, compared to $1.0 million, or 13.0% of sales, in the first quarter of 2024. The changes in SG&A were primarily driven by decreases in salaries, wages and benefits, bad debt expense, amortization expense and corporate allocation expense.
Operating income increased to $1.0 million for the first quarter of 2025 compared to an operating loss of $0.1 million for the first quarter of 2024. The current year increase in operating income was primarily driven by aforementioned increase in gross profit and decreases in SG&A expense.
Corporate & Other Items
Unallocated corporate and other expenses for the first quarter of 2025 decreased $0.2 million, or 7.1%, to $2.6 million, or 10.7% of sales, compared to $2.9 million, or 10.2% of sales, in the prior year. The first quarter of 2025 decrease in dollars was primarily driven by increases in corporate allocation expense and decreases in professional fees partially offset by increases in salaries, wages and benefits and incentive bonus.

Interest expense was $0.1 million for the first quarter of 2025 and 2024 as the Company had no debt outstanding in either period.
The effective tax rate for continuing operations was 0.04% for the three months ended March 31, 2025. The March 31, 2025 effective tax rate was lower than the U.S. statutory rate of 21.0% primarily due to the valuation allowance and federal and U.S. state deferred tax assets.
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
Consolidated EBITDA and Adjusted EBITDA from continuing operations are as follows:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Consolidated
Net loss from continuing operations	$(1,002)	$(3,766)
Adjustments:
Interest expense, net	115	127
Income taxes	—	(585)
Depreciation	1,099	1,084
Amortization	331	367
EBITDA	543	(2,773)
Acquisition costs and other	237	—
Stock-based compensation	35	55
Non-cash lease expense	29	41
Retention expense	—	3
Adjusted EBITDA	$844	$(2,674)
% of sales	3.4%	(9.6)%

Specialty Chemicals EBITDA and Adjusted EBITDA are as follows:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Specialty Chemicals
Net income (loss)	$738	$(1,458)
Adjustments:
Interest expense, net	16	19
Depreciation	962	954
Amortization	153	169
EBITDA	1,869	(316)
Acquisition costs and other	92	—
Stock-based compensation	—	7
Non-cash lease expense	9	19
Specialty Chemicals Adjusted EBITDA	$1,970	$(290)
% of segment sales	11.0%	(1.4)%
Tubular Products EBITDA and Adjusted EBITDA from continuing operations are as follows:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Tubular Products
Net income (loss) from continuing operations	$1,004	$(54)
Adjustments:
Interest expense	1	—
Depreciation	121	109
Amortization	178	198
EBITDA	1,304	253
Stock-based compensation	—	5
Non-cash lease expense	5	10
Tubular Products Adjusted EBITDA	$1,309	$268
% of segment sales	19.0%	3.5%
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
Sources of Liquidity
Funds generated by operating activities supplemented by our available cash and cash equivalents and our credit facilities are our most significant sources of liquidity. As of March 31, 2025, we held $14.3 million of cash and cash equivalents, as well as $53.3 million of remaining available capacity on our revolving line of credit. We believe our sources of liquidity will be sufficient to fund operations and anticipated capital expenditures as well as repay our debt obligations as they become due over the next 12 months and beyond.

Cash Flows

Cash flows from continuing operations were as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Total cash (used in) provided by:
Operating activities	$(262)	$584
Investing activities	(322)	(238)
Financing activities	(566)	(510)
Net decrease in cash and cash equivalents	$(1,150)	$(164)

Operating Activities
The increase in cash used in operating activities for the three months ended March 31, 2025, compared to cash provided by operating activities in the three months ended March 31, 2024, was primarily driven by changes in working capital partially offset by decreases in net loss year over year. Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, customer payments of accounts receivable and payments to vendors in the regular course of business. Inventory decreased operating cash flows for the first three months of 2025 by $1.2 million compared to an increase of $3.8 million for the first three months of 2024, while accounts payable increased operating cash flows by $1.5 million for the first three months of 2025, compared to $1.2 million in the first three months of 2024. The changes in inventory and accounts payable is primarily driven by higher inventory purchases to match inventory levels with sales, higher inventory turns year-over-year and decreases in days payables outstanding. Accounts receivable decreased operating cash flows by $2.4 million in the first three months of 2025 compared to a $2.0 million decrease in the first three months of 2024. The decrease in cash generated by accounts receivable is primarily driven by lower sales partially offset by an slight decrease in days sales outstanding compared to the first three months of 2024.
Investing Activities
Net cash used in investing activities primarily consists of transactions related to capital expenditures. The increase in cash used in investing activities for the three months ended March 31, 2025 compared to the cash used in investing activities for the three months ended March 31, 2024 was primarily due to increases in capital expenditures in the current year compared to the prior year.
Financing Activities
Net cash used in financing activities primarily consists of transactions related to our credit facilities and share repurchases. The increase in cash used in financing activities for the three months ended March 31, 2025 compared to cash used in financing activities for the three months ended March 31, 2024 was primarily due to increased repurchases of common stock. The Company had no debt outstanding as of March 31, 2025 and December 31, 2024.
Short-term Debt
The Company has a note payable in the amount of $0.9 million with an annual interest rate of 3.70% maturing April 1, 2025, associated with the financing of the Company's insurance premium in 2024. As of March 31, 2025, the outstanding balance was $0.1 million.
Credit Facilities
On November 6, 2024, Ascent entered into a Limited Consent, Third Amendment to Credit Agreement to Loan Documents with BMO Bank N.A. under Ascent’s credit facility (the “Credit Facility Amendment”). The Credit Facility Amendment reduced the maximum revolving loan commitment under the credit facility from $80 million to $60 million and extended the term of the credit facility through December 31, 2027. The Credit Facility Amendment also increased the interest rate for the credit facility from SOFR plus an interest rate margin of between 1.85% and 2.10% to SOFR plus an interest rate margin of between 1.85% and 2.35%, depending on average availability under the credit facility and Ascent’s consolidated fixed charge coverage ratio. The Company had no debt outstanding under its credit facilities as of March 31, 2025 and December 31, 2024.

The Credit Facility Amendment contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $6.0 million and (ii) 15% of the revolving credit facility. The borrowing capacity under the amended credit facility totals $60.0 million consisting of a $60.0 million revolving line of credit which includes a $7.6 million machinery and equipment sub-limit. As of March 31, 2025, the Company was in compliance with all financial debt covenants. See Note 8 in the notes to the unaudited condensed consolidated financial statements for additional information on the Company's line of credit and Note 15 for the debt amendment that occurred subsequent to the first quarter.
Share Repurchases and Dividends
We have a share repurchase program, authorized by the Company's Board of Directors, that is executed through purchases made from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Shares repurchased are returned to status of authorized, but unissued shares of common stock or held in treasury. As of March 31, 2025, the Company has 983,923 shares of its share repurchase authorization remaining.
Shares repurchased for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Number of shares repurchased	16,822	16,330
Average price per share	$12.73	$9.97
Total cost of shares repurchased	$214,622	$163,221

At the end of each fiscal year the Board of Directors reviews the financial performance and capital needed to support future growth to determine the amount of cash dividend, if any, which is appropriate. In 2024, no dividends were declared or paid by the Company.

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

Results of these additional measures are as follows:

	March 31, 2025	December 31, 2024
Current ratio	2.5	3.1
Return on average equity	(1.9)%	(25.8)%
Material Cash Requirements from Contractual and Other Obligations
As of March 31, 2025, our material cash requirements for our known contractual and other obligations were as follows:
•Operating and Finance Leases - The Company enters into various lease agreements for the real estate and manufacturing equipment used in the normal course of business. Operating and finance lease obligations were $32.5 million, with $1.9 million payable within 12 months. See Note 9 for further detail of our lease obligations and the timing of expected future payments.
The Company has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on the Company's financial position, revenues, results of operations, liquidity, or capital expenditures. We expect capital spending to be as much as $2.0 million for the remainder of fiscal 2025.

Critical Accounting Policies and Estimates
We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, in the notes to the consolidated financial statements presented in the Annual Report on Form 10-K for the year ended December 31, 2024. We discuss our critical accounting estimates in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal 2024.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, we are not required to provide the information required by this Item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Exchange Act as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.” The Company’s disclosure controls and procedures are designed to ensure that material information relating to the Company and its consolidated subsidiaries is accumulated and communicated to its management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2025. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2025, because of the previously reported material weaknesses in internal control over financial reporting, as described below.
Previously Reported Material Weaknesses in Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15f-15(f). As reported in our 2024 Form 10-K, based upon the ongoing ineffectiveness of our IT general controls, we did not maintain effective internal control over financial reporting as of December 31, 2024 as a result of material weaknesses in the control environment. A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Refer to our 2024 Form 10-K for a description of our material weaknesses.
Ongoing Remediation Efforts to Address Material Weaknesses
Our Board of Directors and management are committed to the continued implementation of remediation efforts to address the material weaknesses. The material weaknesses were first identified in 2021 and 2022 and while the Company has significantly improved its internal control over financial reporting, the material weaknesses remain un-remediated as of March 31, 2025 due to the continued IT general control ineffectiveness. During the three months ended March 31, 2025, management, with oversight from the Company's Audit Committee, continued executing a detailed plan for remediation which includes:
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

Changes in Internal Control over Financial Reporting
Other than the ongoing remediation efforts described above, there have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
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
Item 1A. Risk Factors
There were no material changes in our assessment of risk factors as discussed in Part I, Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth information with respect to purchases of the Company’s common stock on a trade date basis made during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[1]	Number of Shares that May Yet Be Purchased under the Program
January 1, 2025 - January 31, 2025	745	$10.99	745	434,863
February 1, 2025 - February 28, 2025	—	—	—	1,000,000
March 1, 2025 - March 31, 2025	16,077	12.81	16,077	983,923
As of March 31, 2025	16,822	$12.73	16,822	983,923
1On February 17, 2025, the Board of Directors authorized a new share repurchase program allowing for repurchase of up to 1.0 million shares of the Company's outstanding common stock. The stock repurchase program expires in February 2027 and there is no guarantee to the exact number of shares that will be repurchased by the Company over that period. See Note 10 for additional information.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Regulation S-K, Item 408).

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

ASCENT INDUSTRIES CO.
(Registrant)

Date:	May 12, 2025	By:	/s/ J. Bryan Kitchen
J. Bryan Kitchen
President and Chief Executive Officer
(principal executive officer)

Date:	May 12, 2025	By:	/s/ Ryan Kavalauskas
Ryan Kavalauskas
Chief Financial Officer
(principal accounting officer)