Form 10-Q
period 2025-06-30
ASCENT INDUSTRIES CO.
filed 2025-08-06
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock as of August 4, 2025 was 9,368,002

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

Part I - Financial Information
Item 1. Financial Statements

Ascent Industries Co.
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	(Unaudited)
	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$60,479	$16,098
Accounts receivable, net of allowance for credit losses of $1,067 and $202, respectively	12,345	12,232
Advances and other receivables	5,352	52
Inventories	6,666	5,727
Prepaid expenses and other current assets	2,069	1,122
Current assets of discontinued operations	—	47,841
Total current assets	86,911	83,072
Property, plant and equipment, net	16,242	17,589
Right-of-use assets, operating leases, net	15,401	28,140
Intangible assets, net	3,139	3,445
Deferred charges, net	376	309
Other non-current assets, net	511	512
Long-term assets of discontinued operations	—	14,183
Total assets	$122,580	$147,250

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$5,197	$6,836
Accrued expenses and other current liabilities	5,484	3,598
Current portion of note payable	1,084	369
Current portion of operating lease liabilities	1,016	1,495
Current portion of finance lease liabilities	301	293
Current liabilities of discontinued operations	—	9,756
Total current liabilities	13,082	22,347
Long-term portion of operating lease liabilities	18,823	29,972
Long-term portion of finance lease liabilities	862	1,015
Deferred income taxes	49	320
Other long-term liabilities	48	51
Total non-current liabilities	19,782	31,358
Total liabilities	$32,864	$53,705

Commitments and contingencies – See Note 13

Shareholders' equity:
Common stock, par value $1 per share; 24,000,000 shares authorized; 9,430,183 and 10,072,590 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	$11,085	$11,085
Capital in excess of par value	47,375	47,339
Retained earnings	48,912	44,919
	107,372	103,343
Less: cost of common stock in treasury - 1,654,920 and 1,012,513 shares, respectively	(17,656)	(9,798)
Total shareholders' equity	89,716	93,545
Total liabilities and shareholders' equity	$122,580	$147,250
Note: The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date. See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Condensed Consolidated Statements of Income (Loss) (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$18,652	$21,468	$36,486	$41,764
Cost of sales	13,786	18,655	28,553	37,565
Gross profit	4,866	2,813	7,933	4,199
Selling, general and administrative	6,444	4,604	11,315	10,484
Acquisition costs and other	31	52	268	52
Asset impairments	1,622	—	1,622	—
Gain on lease modification	(544)	—	(544)	—
Operating loss from continuing operations	(2,687)	(1,843)	(4,728)	(6,337)
Other expense (income)
Interest expense, net	(15)	72	99	199
Other, net	(136)	(93)	(285)	(212)
Loss from continuing operations before income taxes	(2,536)	(1,822)	(4,542)	(6,324)
Income tax benefit	(89)	(372)	(89)	(1,393)
Loss from continuing operations	(2,447)	(1,450)	(4,453)	(4,931)
Income (loss) from discontinued operations, net of tax	8,733	524	8,446	(1,488)
Net income (loss)	$6,286	$(926)	$3,993	$(6,419)

Net loss per common share from continuing operations:
Basic	$(0.25)	$(0.14)	$(0.45)	$(0.49)
Diluted	$(0.25)	$(0.14)	$(0.45)	$(0.49)

Net income (loss) per common share from discontinued operations:
Basic	$0.90	$0.05	$0.85	$(0.15)
Diluted	$0.90	$0.05	$0.85	$(0.15)

Net income (loss) per common share:
Basic	$0.65	$(0.09)	$0.40	$(0.64)
Diluted	$0.65	$(0.09)	$0.40	$(0.64)

Weighted average shares outstanding:
Basic	9,751	10,126	9,913	10,110
Diluted	9,751	10,126	9,913	10,110
See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net income (loss)	$3,993	$(6,419)
Income (loss) from discontinued operations, net of tax	8,446	(1,488)
Net loss from continuing operations	(4,453)	(4,931)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation expense	1,870	1,961
Amortization expense	306	347
Amortization of debt issuance costs	179	50
Asset impairments	1,622	—
Deferred income taxes	(90)	(1,393)
(Reduction of) provision for losses on accounts receivable	(506)	217
Non-cash lease expense	(1)	61
Stock-based compensation expense	222	360
Changes in operating assets and liabilities:
Accounts receivable and advances	(4,908)	1,013
Inventories	(939)	2,338
Other assets and liabilities	(1,937)	(815)
Accounts payable	(1,712)	(89)
Accrued expenses	1,387	1,003
Accrued income taxes	19	630
Net cash (used in) provided by operating activities - continuing operations	(8,941)	752
Net cash provided by operating activities - discontinued operations	6,845	1,678
Net cash (used in) provided by operating activities	(2,096)	2,430
Investing activities
Purchases of property, plant and equipment	(466)	(458)
Net cash used in investing activities - continuing operations	(466)	(458)
Net cash provided by (used in) investing activities - discontinued operations	54,425	(312)
Net cash provided by (used in) investing activities	53,959	(770)
Financing activities
Borrowings from credit facilities	89,670	107,700
Proceeds from note payable	1,085	914
Payments on credit facilities	(89,670)	(107,700)
Payments on note payable	(370)	(359)
Principal payments on finance lease obligations	(144)	(148)
Repurchase of common stock	(8,044)	(320)
Net cash (used in) provided by financing activities - continuing operations	(7,473)	87
Net cash used in financing activities - discontinued operations	(19)	(3)
Net cash (used in) provided by financing activities	(7,492)	84
Increase in cash and cash equivalents	44,371	1,744
Less: Cash and cash equivalents of discontinued operations	—	10
Cash and cash equivalents at beginning of period	16,108	1,841
Cash and cash equivalents at end of period	$60,479	$3,595

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$121	$138
Noncash Investing Activities:
Capital expenditures, not yet paid	$57	$172
See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)
(in thousands)

	Three Months Ended June 30, 2025

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance March 31, 2025	11,085	$11,085	$47,335	$42,626	1,017	$(9,890)	$91,156
Net income	—	—	—	6,286		—	6,286
Issuance of 5,948 shares of common stock from treasury	—	—	(63)	—	(6)	63	—
Stock-based compensation	—	—	103	—		—	103
Repurchase of 644,171 shares of common stock	—	—	—	—	644	(7,829)	(7,829)
Balance as of June 30, 2025	11,085	$11,085	$47,375	$48,912	1,655	$(17,656)	$89,716

	Six Months Ended June 30, 2025

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance at December 31, 2024	11,085	$11,085	$47,339	$44,919	$1,012	$(9,798)	$93,545
Net income	—	—	—	3,993		—	3,993
Issuance of 18,586 shares of common stock from treasury	—	—	(186)	—	(18)	186	—
Stock-based compensation	—	—	222	—		—	222
Repurchase of 660,993 shares of common stock	—	—	—	—	661	(8,044)	(8,044)
Balance as of June 30, 2025	11,085	$11,085	$47,375	$48,912	$1,655	$(17,656)	$89,716
See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
Continued

	Three Months Ended June 30, 2024

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance March 31, 2024	11,085	$11,085	$47,097	$53,024	960	$(9,242)	$101,964
Net loss	—	—	—	(926)		—	(926)
Issuance of 15,190 shares of common stock from treasury	—	—	(146)	—	(15)	146	—
Stock-based compensation	—	—	160	—		—	160
Repurchase of 15,233 shares of common stock	—	—	—	—	15	(156)	(156)
Balance as of June 30, 2024	11,085	11,085	47,111	52,098	960	(9,252)	$101,042

	Six Months Ended June 30, 2024

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance at December 31, 2023	11,085	$11,085	$47,333	$58,517	990	$(9,525)	$107,410
Net Income	—	—	—	(6,419)		—	(6,419)
Issuance of 61,479 shares of common stock from treasury	—	—	(590)	—	(61)	590	—
Stock-based compensation	—	—	368	—		—	368
Repurchase 31,563 of common stock	—	—	—	—	31	(317)	(317)
Balance as of June 30, 2024	11,085	11,085	47,111	52,098	960	(9,252)	$101,042
See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Unless indicated otherwise, the terms "Company," "we," "us," and "our" refer to Ascent Industries Co. and its consolidated subsidiaries.

Note 1: Basis of Presentation
Basis of Financial Statement Presentation
The accompanying unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The unaudited condensed consolidated financial statements, in the opinion of management, contain all normal recurring adjustments necessary to present a fair statement of the condensed consolidated balance sheets as of June 30, 2025, the statements of income (loss) and shareholders’ equity for the three and six months ended June 30, 2025 and 2024, and the statements of cash flows for the six months ended June 30, 2025 and 2024. The December 31, 2024 condensed consolidated balance sheet was derived from the audited financial statements.

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
Reclassifications
Certain prior period amounts have been reclassified to conform to current period presentation, including the Company's Tubular Products segment, which includes Bristol Metals ("BRISMET") and American Stainless Tubing ("ASTI"), to discontinued operations and provision for (reduction of) inventory losses on the unaudited condensed consolidated statements of cash flows.
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
Note 2: Discontinued Operations

Divestiture of Bristol Metals
On March 12, 2025, the Company and its wholly-owned subsidiaries Synalloy Metals, Inc. ("Synalloy Metals") and Bristol Metals, LLC. ("BRISMET"), entered into an Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which they sold substantially all of the assets related to BRISMET to Bristol Pipe and Tube, Inc., a Delaware corporation and wholly-owned subsidiary of Ta Chen International, Inc. (the “Purchaser”). Ascent and Purchaser also entered into a Transition Services Agreement (the “TSA”) dated March 12, 2025, pursuant to which Ascent has agreed to provide certain transition services to Purchaser immediately after the closing for certain agreed upon transition periods. On April 4, 2025, the Company and Purchaser completed the transaction contemplated by the Purchase Agreement. The consideration for the transaction was approximately $45 million of cash proceeds, of which $4.5 million was placed in an escrow account to be received in 18 months from the closing date. The escrow amount is presented within "Advances and other receivables" on the condensed consolidated balance sheets. The sale resulted in a preliminary, pretax gain on sale of $4.4 million, subject to certain measurement period closing adjustments. As result of the sale, BRISMET results of operations are classified under discontinued operations for all periods presented. Prior to the divestiture, BRISMET was reported under the Company's former Tubular Products segment.

Divestiture of American Stainless Tubing
On June 23, 2025, the Company and its wholly-owned subsidiary American Stainless Tubing, Inc. ("ASTI"), entered into an Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which they sold substantially all of the assets related to ASTI to First Tube, LLC., a Texas limited liability company and wholly-owned subsidiary of Triple-S Steel Holdings, Inc (the “Purchaser”). On June 30, 2025, the Company and Purchaser completed the transaction contemplated by the Purchase Agreement. The consideration for the transaction was approximately $16 million of cash proceeds, of which $0.8 million was placed in an escrow account to be received in 12 months from the closing date. The escrow amount is presented within "Advances and other receivables" on the condensed consolidated balance sheets. The sale resulted in a preliminary, pretax gain on sale of $4.6 million, subject to certain measurement period closing adjustments. ASTI's results of operations are classified under discontinued operations for all periods presented. Prior to the divestiture, ASTI was reported under the Company's former Tubular Products segment.

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the aggregate carrying amounts of the classes of assets and liabilities of the Company's discontinued operations:

(in thousands)	June 30, 2025	December 31, 2024
Carrying amounts of assets included as part of discontinued operations:
Cash and cash equivalents	$—	$10
Accounts receivable, net	—	11,597
Inventories	—	35,236
Prepaid expenses and other current assets	—	998
Current assets classified as discontinued operations	—	47,841
Property, plant and equipment, net	—	7,873
Right-of-use assets, operating leases, net	—	85
Intangible assets, net	—	3,564
Other non-current assets, net	—	2,661
Long-term assets classified as discontinued operations	—	14,183
Total assets classified as discontinued operations	$—	$62,024

Carrying amounts of current liabilities included as part of discontinued operations:
Accounts payable	—	6,252
Deferred revenue	—	1,360
Accrued expenses and other current liabilities	—	2,019
Current portion of operating lease liabilities	—	84
Current portion of finance lease liabilities		41
Current liabilities classified as discontinued operations	—	9,756
Total liabilities classified as discontinued operations	$—	$9,756

The financial results are presented as income (loss) from discontinued operations, net of tax on the unaudited condensed consolidated statements of income (loss). The following table summarizes the results of the Company's discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net sales	$8,188	$28,741	$34,460	$52,797
Cost of sales	6,714	26,626	29,770	49,945
Gross profit	1,474	2,115	4,690	2,852

Selling, general and administrative expense	498	1,412	1,888	3,482
Gain on sale of assets	(8,994)	—	(8,994)	—
Acquisition costs and other	1,323	44	3,421	145
Asset impairments	—	—	—	1,115
Income (loss) on discontinued operations before income taxes	8,647	659	8,375	(1,890)
Income tax expense (benefit)	(86)	135	(71)	(402)
Net income (loss) from discontinued operations	$8,733	$524	$8,446	$(1,488)
Note 3: Revenue Recognition
Revenue is generated primarily from contracts to produce, ship and deliver specialty chemical products. Revenues are recognized when control of the promised goods or services is transferred to our customers upon shipment, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The Company's revenues are derived from contracts with customers where performance obligations are satisfied at a point-in-time or over-time. For certain contracts under which the Company produces product with no alternative use and for which the Company has an enforceable right to payment during the production cycle, product in which the material is customer owned or in which the customer

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
simultaneously consumes the benefits throughout the production cycle, progress toward satisfying the performance obligation is measured using an output method of units produced. Certain customer arrangements consist of bill-and-hold characteristics under which transfer of control has been met (including the passing of title and significant risk and reward of ownership to the customers). Therefore, the customers can direct the use of the bill-and-hold inventory while we retain physical possession of the product until it is shipped to a customer at a point in time in the future.
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
The following table presents the Company's revenues, disaggregated by revenue source from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Custom Manufacturing	$14,259	$15,001	$27,789	$30,763
Product Innovation & Sales	4,393	6,467	8,697	11,001
Net sales	$18,652	$21,468	$36,486	$41,764
Performance obligations are supported by contracts with customers, providing a framework for the nature of the distinct goods, services or bundle of goods and services. The timing of satisfying the performance obligation is typically indicated by the terms of the contract. The following table represents the Company's revenue recognized at a point-in-time and over-time:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Point-in-time	$11,685	$17,790	$25,317	$33,153
Over-time	$6,967	$3,678	$11,169	$8,611
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
During the three and six months ended June 30, 2025, the Company's only significant measurements of assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition were certain right-of-use assets. During the three and

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
six months ended June 30, 2024 the Company's only significant measurements of assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition were certain long-lived assets.
The Company reviews the carrying amounts of right-of-use and long-lived assets whenever certain events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company assesses performance quarterly against historical patterns, projections of future profitability, and whether it is more likely than not that the assets will be disposed of significantly prior to the end of their estimated useful life for evidence of possible impairment. An impairment loss is recognized when the carrying amount of the asset (disposal) group is not recoverable and exceeds fair value. The Company estimates the fair values of assets subject to right-of-use and long-lived asset impairment based on the Company's own judgments about the assumptions market participants would use in pricing the assets and observable market data, when available.
Right-of-use assets
During the second quarter of 2025, the Company incurred impairment charges of $1.6 million related to the write down of the right-of-use asset for the Company's Master lease associated with the former Munhall facility. Fair value was estimated by using a discounted cash flow method. The discounted future cash flows were determined based on future sublease rental rates, future sublease market conditions and a discount rate based on the Company's incremental borrowing rate. The Company remains obligated under the terms of the lease for the rent and other costs that may be associated with the lease of the facility through 2036 and is actively exploring alternatives for the facility.
Long-lived assets
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

Fair Value of Financial Instruments
The fair values of cash and cash equivalents, accounts receivable, accounts payable and the Company's note payable approximated their carrying value because of the short-term nature of these instruments. The Company's revolving line of credit and long-term debt, which is based on a variable interest rate, are also reflected in the financial statements at carrying value which approximate fair values as of June 30, 2025. The carrying amount of cash and cash equivalents are considered Level 1 measurements. The carrying amounts of accounts receivable, accounts payable, note payable, revolving line of credit and long-term debt are considered Level 2 measurements. See Note 8 for further information on the Company's debt.
Note 5: Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined by either specific identification or weighted average methods. The components of inventories from continuing operations are as follows:

(in thousands)	June 30, 2025	December 31, 2024
Raw materials	$5,880	$5,506
Finished goods	2,216	1,381
	8,096	6,887
Less: inventory reserves	(1,430)	(1,160)
Inventories	$6,666	$5,727

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Property, Plant and Equipment
Property, plant and equipment from continuing operations consist of the following:

(in thousands)	June 30, 2025	December 31, 2024
Land	$518	$665
Leasehold improvements	2,343	2,220
Buildings	1,720	1,475
Machinery, fixtures and equipment	39,126	39,038
Construction-in-progress	733	875
	44,440	44,273
Less: accumulated depreciation and amortization	(28,198)	(26,684)
Property, plant and equipment, net	$16,242	$17,589

The following table sets forth depreciation expense related to property, plant and equipment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Cost of sales	$838	$923	$1,760	$1,836
Selling, general and administrative	43	62	110	125
Total depreciation	$881	$985	$1,870	$1,961
Note 7: Intangible Assets and Deferred Charges
Intangible Assets
Intangible assets represent the fair value of intellectual, non-physical assets resulting from business acquisitions and are amortized over their estimated useful life using either an accelerated or straight-line method over a period of 15 years.
The balance of intangible assets from continuing operations subject to amortization are as follows:

	June 30, 2025		December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Customer related	$5,100	$(2,451)	$5,100	$(2,167)
Trademarks and trade names	150	(37)	150	(32)
Other	500	(123)	500	(106)
Total definite-lived intangible assets	$5,750	$(2,611)	$5,750	$(2,305)
Estimated amortization expense related to intangible assets for the next five years are as follows:

(in thousands)
Remainder of 2025	$306
2026	468
2027	375
2028	310
2029	277
2030	248
Thereafter	1,155

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Deferred Charges
Deferred charges represent debt issuance costs and are amortized over their estimated useful lives using the straight-line method over a period of four years.
The balance of deferred charges subject to amortization are as follows:

(in thousands)	June 30, 2025	December 31, 2024
Deferred charges, gross	$401	$326
Accumulated amortization of deferred charges	(25)	(17)
Deferred charges, net	$376	$309

Note 8: Debt
Short-term debt
On June 21, 2025, the Company entered into a note payable in the amount of $1.1 million with an annual interest rate of 3.68% maturing April 1, 2026. The agreement is associated with the financing of the Company's insurance premium in the current term year. As of June 30, 2025, the outstanding balance was $1.1 million.
Credit Facilities
On April 4, 2025, Ascent entered into a Limited Consent, Fourth Amendment to Credit Agreement to Loan Documents with BMO Bank N.A. under Ascent’s credit facility (the “Fourth Credit Facility Amendment”) which released the lien on the assets of BRISMET and removed BRISMET as a loan party and reduced the maximum revolving loan commitment under the credit facility from $60 million to $30 million.

On June 30, 2025, Ascent entered into a Limited Consent, Fifth Amendment to Credit Agreement to Loan Documents with BMO Bank N.A. under Ascent’s credit facility (the “Fifth Credit Facility Amendment”) which released the lien on the assets of ASTI and removed ASTI as a loan party. The maximum revolving loan commitment under the credit facility remains $30 million with an interest rate between 1.85% and 2.35%, depending on average availability under the credit facility and the Company's consolidated fixed charge coverage ratio. The term of the credit facility remains through December 31, 2027.
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
Pursuant to the Fifth Credit Facility Amendment, the Company was required to pledge all of its tangible and intangible properties, including the stock and membership interests of its subsidiaries. The Fifth Credit Facility Amendment contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $4.5 million and (ii) 15% of the revolving credit facility. As of June 30, 2025, the Company was in compliance with all financial debt covenants.
The Company had no debt outstanding under its credit facilities as of June 30, 2025 and December 31, 2024.
As of June 30, 2025, the Company had $13.4 million of remaining availability under it credit facilities.
Note 9: Leases
The Company's portfolio of leases contains both finance and operating leases that relate to real estate and manufacturing equipment. Substantially all of the value of the Company's leased plants and facilities relate to the Master Lease with Store Master Funding XII, LLC (“Store”), an affiliate of Store Capital Corporation ("Store Capital"), that was entered into in 2016 and since amended, with the latest amendment occurring in 2025.

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
On April 4, 2025, Ascent and Store Master Funding XII, LLC, entered into a Fifth Amended and Restated Master Lease Agreement (the "Fifth Master Lease") to remove the BRISMET facility and reduce the Company's rent pursuant to the Fourth Amended and Restated Master Lease Agreement between the parties dated August 28, 2024. The Fifth Master Lease was determined to be a lease modification that qualified for a remeasurement of the existing lease and not a separate contract. Upon modification of the Fifth Master Lease, the right-of-use asset and operating lease liability were remeasured using an incremental borrowing rate determined on the date of modification. As such, the Company recognized a decrease in the right-of-use asset and operating lease liability related to the Fifth Master Lease of $6.5 million and $7.0 million, respectively, and recognized a gain on the modification of $0.5 million, which is reported within operating expenses on the unaudited consolidated statements of income (loss).
On June 30, 2025, Ascent and Store Master Funding XII, LLC, entered into a Sixth Amended and Restated Master Lease Agreement (the "Sixth Master Lease") to remove the ASTI facility and reduce the Company's rent pursuant to the Fifth Amended and Restated Master Lease Agreement between the parties dated April 4, 2025. The Sixth Master Lease was determined to be a lease modification that qualified for a remeasurement of the existing lease and not a separate contract. Upon modification of the Sixth Master Lease, the right-of-use asset and operating lease liability were remeasured using an incremental borrowing rate determined on the date of modification. As such, the Company recognized a decrease in the right-of-use asset and operating lease liability related to the Fifth Master Lease of $4.0 million. See Note 2 for additional information on the Company's divestitures of BRISMET and ASTI.
As of June 30, 2025, operating lease liabilities related to the master lease agreement with Store Capital totaled $19.3 million, or 92% of the total lease liabilities on the consolidated balance sheet.
During the three and six months ended June 30, 2025, the Company did not enter into any new finance lease agreements.
Operating and finance lease amounts from continuing operations included in the unaudited condensed consolidated balance sheet are as follows (in thousands):

Classification	Financial Statement Line Item	June 30, 2025	December 31, 2024
Long-term Assets	Right-of-use assets, operating leases	$15,401	$28,140
Long-term Assets	Property, plant and equipment	1,077	1,227
Current liabilities	Current portion of lease liabilities, operating leases	1,016	1,495
Current liabilities	Current portion of lease liabilities, finance leases	301	293
Non-current liabilities	Non-current portion of lease liabilities, operating leases	18,823	29,972
Non-current liabilities	Non-current portion of lease liabilities, finance leases	862	1,015
Total Lease Cost
Individual components of the total lease cost incurred by the Company are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Operating lease cost[1]	$768	$980	$1,721	$1,960
Finance lease cost:
Amortization of right-of-use assets	75	78	151	160
Interest on finance lease liabilities	18	22	36	44
Sublease income	(114)	(92)	(261)	(184)
Total lease cost	$747	$988	$1,647	$1,980
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
The Company currently subleases the former Palmer and Specialty Pipe & Tube ("SPT") facilities and records cash receipts related to the subleases in other expense (income) on the unaudited condensed consolidated statements of income (loss).

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Future expected cash receipts from the Company's sublease as of June 30, 2025 are as follows:

(in thousands)	Sublease Receipts
Remainder of 2025	$293
2026	594
2027	606
2028	618
2029	631
Thereafter	4,597
Total sublease receipts	$7,339
Maturity of Leases
The amounts of undiscounted future minimum lease payments under leases in continuing operations as of June 30, 2025 are as follows:

(in thousands)	Operating	Finance
Remainder of 2025	$1,247	$180
2026	2,481	361
2027	2,532	361
2028	2,584	303
2029	2,637	85
Thereafter	18,310	—
Total undiscounted minimum future lease payments	29,791	1,290
Imputed interest	(9,952)	(127)
Present value of lease liabilities	$19,839	$1,163
Lease Term and Discount Rate

Weighted-average remaining lease term	June 30, 2025	December 31, 2024
Operating leases	11.07 years	11.59 years
Finance leases	3.64 years	4.13 years
Weighted-average discount rate
Operating leases	7.64%	7.15%
Finance leases	5.93%	5.75%
Note 10: Shareholders' Equity
Share Repurchase Program
The Company's previous share repurchase program allowed for repurchase of up to 790,383 shares of the Company's outstanding common stock and expired on February 17, 2025. On February 17, 2025, the Board of Directors authorized a new share repurchase program allowing for repurchase of up to 1.0 million shares of the Company's outstanding common stock over 24 months. The shares will be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Under the program, the purchases will be funded from available working capital, and the repurchased shares will be held in treasury. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. As of June 30, 2025, the Company has 339,752 shares of its share repurchase authorization remaining.

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Shares repurchased for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Number of shares repurchased[1]	644,171	15,233	660,993	31,563
Average price per share	$12.15	$10.25	$12.17	$10.10
Total cost of shares repurchased[2]	$7,848,761	$156,577	$8,063,383	$319,798
1Includes 745 shares repurchased under previous share repurchase program which expired on February 17, 2025
2Includes broker commissions paid as part of repurchase transactions
Note 11: Earnings Per Share
The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net loss from continuing operations	$(2,447)	$(1,450)	$(4,453)	$(4,931)
Net income (loss) from discontinued operations	$8,733	$524	$8,446	$(1,488)
Net income (loss)	$6,286	$(926)	$3,993	$(6,419)
Denominator:
Weighted-average common shares outstanding	9,751	10,126	9,913	10,110
Effect of dilutive securities:
Employee stock options and stock grants	—	—	—	—
Weighted-average common shares, as adjusted	9,751	10,126	9,913	10,110

Net loss per share from continuing operations:
Basic	$(0.25)	$(0.14)	$(0.45)	$(0.49)
Diluted	$(0.25)	$(0.14)	$(0.45)	$(0.49)

Net income (loss) per share from discontinued operations:
Basic	$0.90	$0.05	$0.85	$(0.15)
Diluted	$0.90	$0.05	$0.85	$(0.15)

Net income (loss) per share:
Basic	$0.65	$(0.09)	$0.40	$(0.64)
Diluted	$0.65	$(0.09)	$0.40	$(0.64)
The diluted earnings (loss) per share calculations exclude the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. The Company had $0.1 million shares that were anti-dilutive for the three and six months ended June 30, 2025 and 2024, respectively.
Note 12: Income Taxes
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal examinations for years before 2021 or state examinations for years before 2020. During the six months ended June 30, 2025 and 2024, the Company did not identify nor reserve for any unrecognized tax benefits.

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Our income tax benefit and overall effective tax rates for continuing operations for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Income tax benefit	$(89)	$(372)	$(89)	$(1,393)
Effective income tax rate	2.1%	20.4%	2.0%	22.0%

The effective tax rate for continuing operations was 2.1% and 2.0% for the three and six months ended June 30, 2025, respectively. The three and six months ended June 30, 2025 effective tax rate was lower than the U.S. statutory rate of 21.0% primarily due to the valuation allowance over federal and U.S. state deferred tax assets.
The effective tax rate for continuing operation was 20.4% and 22.0% for the three and six months ended June 30, 2024, respectively. The three and six months ended June 30, 2024 effective tax rate was approximated than the U.S. statutory rate of 21.0% primarily due to the amount of state tax benefit relative to pretax losses.
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
Note 14: Industry Segments
Ascent Industries Co. has one reportable segment: Specialty Chemicals. The Specialty Chemicals segment includes the operating results of the Company’s plants involved in the production of specialty chemicals and produces critical ingredients and process aids for the oil & gas, household, industrial and institutional ("HII"), personal care, coatings, adhesives, sealants and elastomers (CASE), pulp and paper, textile, automotive, agricultural, water treatment, construction and other industries.

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

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
The following table summarizes certain information regarding segments of the Company's continuing operations:

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(in thousands)	Specialty Chemicals	Corporate & Other[1]	Total Continuing Operations	Specialty Chemicals	Corporate & Other[1]	Total Continuing Operations
Net sales	$18,652	$—	$18,652	$36,486	$—	$36,486
Cost of goods sold - material	8,814	—	8,814	17,177	—	17,177
Cost of goods sold - other[2]	5,651	(679)	4,972	11,376	—	11,376
Gross profit	4,187	679	4,866	7,933	—	7,933
Selling, general and administrative expense[3]	2,672	3,772	6,444	5,572	5,743	11,315
Acquisition costs and other	—	31	31	92	176	268
Asset impairments	—	1,622	1,622	—	1,622	1,622
Gain on lease modification	—	(544)	(544)	—	(544)	(544)
Interest expense, net	16	(31)	(15)	32	67	99
Income taxes	—	(89)	(89)	—	(89)	(89)
Other expense (income)	—	(136)	(136)	—	(285)	(285)
Net income (loss)	$1,499	$(3,946)	$(2,447)	$2,237	$(6,690)	$(4,453)

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(in thousands)	Specialty Chemicals	Corporate & Other[1]	Total Continuing Operations	Specialty Chemicals	Corporate & Other[1]	Total Continuing Operations
Net sales	$21,468	$—	$21,468	$41,764	$—	$41,764
Cost of goods sold - material	11,183	—	11,183	21,729	—	21,729
Cost of goods sold - other[2]	7,367	105	7,472	15,566	270	15,836
Gross profit	2,918	(105)	2,813	4,469	(270)	4,199
Selling, general and administrative expense[3]	2,489	2,115	4,604	5,479	5,005	10,484
Acquisition costs and other	—	52	52	—	52	52
Interest expense, net	20	52	72	39	160	199
Income taxes	—	(372)	(372)	—	(1,393)	(1,393)
Other expense (income)	—	(93)	(93)	—	(212)	(212)
Net income (loss)	$409	$(1,859)	$(1,450)	$(1,049)	$(3,882)	$(4,931)

	As of
(in thousands)	June 30, 2025	December 31, 2024
Identifiable assets
Specialty Chemicals	$38,967	$38,928
Corporate and other	83,613	46,298
	$122,580	$85,226
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

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Note 15: Subsequent Events
On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (the "OBBBA"). The OBBBA provides changes to U.S. federal tax law, including expensing of U.S. research and development expenditures and eligible capital expenditures, 100% bonus depreciation, the deductibility of business interest expense, increasing the U.S. CHIPS and Science Act investment tax credit and changing other tax provisions. The new law did not impact our financial condition and results of operations during the second quarter. We are currently evaluating the impact of the legislation on future periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity, and capital resources during the three and six months ended June 30, 2025 and 2024, respectively. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the Annual Report), as well as the condensed consolidated financial statements (unaudited) and notes to the condensed consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of 2024. This discussion and analysis is presented in five sections:
•Executive Overview
•Results of Operations and Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Material Cash Requirements from Contractual and Other Obligations
•Critical Accounting Policies and Estimates
Executive Overview
Ascent Industries Co. is a specialty chemicals platform focused on the development, production, and distribution of tailored, performance-driven chemical solutions. Ascent Industries Co. was incorporated in 1958 as the successor to a chemical manufacturing business founded in 1945 known as Blackman Uhler Industries Inc.
The Company has one reportable segment: Specialty Chemicals. The Specialty Chemicals segment produces critical ingredients and process aids for the oil & gas, household, industrial and institutional ("HII"), personal care, coatings, adhesives, sealants and elastomers (CASE), pulp and paper, textile, automotive, agricultural, water treatment, construction and other industries.
During the second quarter, the Company completed its transformation to a pure-play specialty chemicals platform with the divestitures of its final remaining operating tubular assets in ASTI and BRISMET. These divestitures are a defining moment in the Company's transformation becoming fully aligned with our vision to build a scalable, high-margin chemicals platform poised for sustainable value creation. We believe we are well-positioned to reinvest in innovation, expand commercial reach, and pursue new growth opportunities that enhance returns for shareholders. The discussion and analysis of our results of operations refers to continuing operations unless noted.
Divestiture of American Stainless Tubing
On June 23, 2025, the Company and its wholly-owned subsidiary ASTI, entered into an Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which they sold substantially all of the assets related to ASTI to First Tube, LLC., a Texas limited liability company and wholly-owned subsidiary of Triple-S Steel Holdings, Inc (the “Purchaser”). On June 30, 2025, the Company and Purchaser completed the transaction contemplated by the Purchase Agreement The consideration for the transaction was approximately $16 million of cash proceeds resulting in a preliminary, pretax gain on sale of $4.6 million, subject to certain measurement period closing adjustments. ASTI's results of operations are classified under discontinued operations for all periods presented. Prior to the divestiture, ASTI was reported under the Company's former Tubular Products segment.
Divestiture of Bristol Metals
On March 12, 2025, the Company and its wholly-owned subsidiaries Synalloy Metals and BRISMET, entered into an Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which they sold substantially all of the assets related to BRISMET to Bristol Pipe and Tube, Inc., a Delaware corporation and wholly-owned subsidiary of Ta Chen International, Inc. (the “Purchaser”). Ascent and Purchaser also entered into a Transition Services Agreement (the “TSA”) dated March 12, 2025, pursuant to which Ascent has agreed to provide certain transition services to Purchaser immediately after the closing for certain agreed upon transition periods. On April 4, 2025, the Company and Purchaser completed the transaction contemplated by the Purchase Agreement. The consideration for the transaction was approximately $45 million of cash proceeds resulting in a preliminary, pretax gain on sale of $4.4 million, subject to certain measurement period closing adjustments. As result of the sale, BRISMET results of operations are classified under discontinued operations for all periods presented. Prior to the divestiture, Bristol Metals was reported under the Company's Tubular Products segment.

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
Results of Operations
Consolidated Performance Summary
Consolidated net sales for the second quarter of 2025 were $18.7 million, a decrease of $2.8 million, or 13.1%, compared to net sales for the second quarter of 2024. The decrease in net sales was primarily driven by a 29.6% decrease in pounds shipped partially offset by a 23.1% increase in average selling prices.
Consolidated net sales for the six months ended June 30, 2025 were $36.5 million, a decrease of $5.3 million, or 12.6%, compared to net sales for the six months ended June 30, 2024. The decrease in net sales was primarily driven by a 27.4% decrease in pounds shipped partially offset by a 19.2% increase in average selling prices.
For the second quarter of 2025, consolidated gross profit increased 73.0% to $4.9 million, or 26.1% of sales, compared to $2.8 million, or 13.1% of sales in the second quarter of 2024. For the six months ended June 30, 2025, consolidated gross profit increased 88.9% to $7.9 million, or 21.7% of sales, compared to $4.2 million, or 10.1% of sales in the six months ended June 30, 2024. The increase for the second quarter and first six months was primarily attributable to continued sourcing improvements resulting in lower raw material costs as well as reductions in other production related costs.
Consolidated selling, general, and administrative expense (SG&A) for the second quarter of 2025 increased $1.8 million to $6.4 million, or 34.5% of sales, compared to $4.6 million, or 21.4% of sales in the second quarter of 2024. The increase in SG&A expense for the second quarter of 2025 was primarily driven by increases in salaries, wages and benefits and rent expense, partially offset by decreases in incentive bonus, taxes and licenses and insurance expense.
Consolidated selling, general, and administrative expense (SG&A) for the six months ended June 30, 2025 was $11.3 million, or 31.0% of sales, compared to $10.5 million, or 25.1% of sales in the six months ended June 30, 2024. The increase in SG&A expense for the six months ended June 30, 2025 was primarily driven by increases in salaries, wages and benefits and rent expense, partially offset by decreases in professional fees, taxes and licenses, insurance expense and bad debt expense.
Consolidated operating loss in the second quarter of 2025 totaled $2.7 million compared to operating loss of $1.8 million in the second quarter of 2024. The operating loss increase in the second quarter of 2025 was primarily driven by the asset impairment on the remaining Munhall facility right-of-use asset and the aforementioned increase in SG&A expense offset by increases in gross profit.
Consolidated operating loss in the six months ended June 30, 2025 totaled $4.7 million compared to operating loss of $6.3 million in the second quarter of 2024. The operating loss decrease in the six months ended June 30, 2025 was primarily driven by the aforementioned increases in gross profit partially offset by the asset impairment on the remaining Munhall facility right-of-use asset.
Specialty Chemicals
Gross profit for the second quarter of 2025 increased to $4.2 million, or 22.4% of sales, compared to $2.9 million, or 13.6% of sales in the second quarter of 2024. Gross profit for the six months ended June 30, 2025 increased to $7.9 million, or 21.7% of sales, compared to $4.5 million, or 10.7% of sales in the six months ended June 30, 2024. The increases for the second quarter and first six months were primarily attributable to higher selling prices and continued sourcing improvements resulting in lower raw material cost.

SG&A expense for the second quarter of 2025 was $2.7 million, or 14.3% of sales, compared to $2.5 million, or 11.6% of sales in the second quarter of 2024. SG&A expense for the six months ended June 30, 2025 was $5.6 million, or 15.3% of sales, compared to $5.5 million, or 13.1% of sales in the six months ended June 30, 2024. The increase in dollars for the second quarter and first six months was driven by increases in corporate expense allocation, offset by decreases in salaries, wages and benefits, incentive bonus, professional fees and bad debt expense.
Operating income increased to $1.5 million for the second quarter of 2025 compared to operating income of $0.4 million for the second quarter of 2024. Operating income increased to $2.3 million for the six months ended June 30, 2025 compared to operating loss of $1.0 million for the six months ended June 30, 2024. The current year increases in operating income was primarily driven by the aforementioned increases in gross profit.
Corporate & Other Items
Unallocated corporate and other expenses for the second quarter of 2025 increased $0.9 million, or 39.4%, to $3.1 million, or 16.6% of sales, compared to $2.2 million, or 10.3% of sales, in the prior year. The second quarter of 2025 increase in dollars was primarily driven by increases in salaries, wages and benefits, professional fees, taxes and licenses and insurance expenses, partially offset by decreases in corporate allocation expense related to the divestiture of BRISMET and ASTI.
Unallocated corporate and other expenses for the six months ended June 30, 2025 increased $0.5 million, or 8.9%, to $5.7 million, or 15.7% of sales, compared to $5.3 million, or 12.6% of sales, in the prior year. The six months of 2025 increase in dollars was primarily driven by increases in salaries, wages and benefits, incentive bonus, tax and licenses and insurance expenses, partially offset by decreases in corporate allocation expense related to the divestiture of BRISMET and ASTI and professional fees.
Interest expense was $0.2 million and $0.3 million for the second quarter and first six months of 2025 compared to $0.1 million and $0.2 million for the second quarter and six months of 2024. The Company had no debt outstanding in either period.
The effective tax rate for continuing operations was 2.1% and 2.0% for the three and six months ended June 30, 2025, respectively. The three and six months ended June 30, 2025 effective tax rate was lower than the U.S. statutory rate of 21.0% primarily due to the valuation allowance over federal and U.S. state deferred tax assets.
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

Consolidated EBITDA and Adjusted EBITDA from continuing operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Consolidated
Net loss from continuing operations	$(2,447)	$(1,450)	$(4,453)	$(4,931)
Adjustments:
Interest expense, net	(15)	72	99	199
Income taxes	(89)	(372)	(89)	(1,393)
Depreciation	893	985	1,870	1,961
Amortization	153	179	306	348
EBITDA	(1,505)	(586)	(2,267)	(3,816)
Acquisition costs and other	31	52	268	52
Asset impairments	1,622	—	1,622	—
Gain on lease modification	(544)	—	(544)	—
Stock-based compensation	86	44	120	93
Non-cash lease expense	(25)	30	(1)	61
Retention expense	—	—	—	3
Restructuring and severance cost	—	177	—	177
Adjusted EBITDA	$(335)	$(283)	$(802)	$(3,430)
% of sales	(1.8)%	(1.3)%	(2.2)%	(8.2)%
Specialty Chemicals EBITDA and Adjusted EBITDA are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Specialty Chemicals
Net income (loss)	$1,499	$409	$2,237	$(1,049)
Adjustments:
Interest expense, net	15	20	32	39
Depreciation	878	964	1,840	1,918
Amortization	153	179	306	348
EBITDA	2,545	1,572	4,415	1,256
Acquisition costs and other	—	—	92	—
Stock-based compensation	—	—	—	7
Non-cash lease expense	(5)	19	3	38
Restructuring and severance costs	—	109	—	109
Specialty Chemicals Adjusted EBITDA	$2,540	$1,700	$4,510	$1,410
% of segment sales	13.6%	7.9%	12.4%	3.4%
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

Sources of Liquidity
Funds generated by operating activities supplemented by our available cash and cash equivalents and our credit facilities are our most significant sources of liquidity. As of June 30, 2025, we held $60.5 million of cash and cash equivalents, as well as $13.4 million of remaining available capacity on our revolving line of credit. We believe our sources of liquidity will be sufficient to fund operations and anticipated capital expenditures as well as repay our debt obligations as they become due over the next 12 months and beyond.
Cash Flows

Cash flows from continuing operations were as follows:

	Six Months Ended June 30,
(in thousands)	2025	2024
Total cash (used in) provided by:
Operating activities	$(8,941)	$752
Investing activities	(466)	(458)
Financing activities	(7,473)	87
Net decrease in cash and cash equivalents	$(16,880)	$381

Operating Activities
The increase in cash used in operating activities for the six months ended June 30, 2025, compared to cash provided by operating activities in the six months ended June 30, 2024, was primarily driven by changes in working capital partially offset by decreases in net loss year over year. Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, customer payments of accounts receivable and payments to vendors in the regular course of business. Inventory decreased operating cash flows for the first six months of 2025 by $0.9 million compared to an increase of $2.3 million for the first six months of 2024, while accounts payable decreased operating cash flows by $1.7 million for the first six months of 2025, compared to decrease of $0.1 million in the first six months of 2024. The changes in inventory and accounts payable is primarily driven by higher inventory purchases to match inventory levels with expected sales growth, higher inventory turns year-over-year and decreases in days payables outstanding. Accounts receivable decreased operating cash flows by $4.9 million in the first six months of 2025 compared to a $1.0 million increase in the first six months of 2024. The decrease in cash generated by accounts receivable and advances is primarily driven by the escrow receivables from the BRISMET and ASTI divestitures partially offset by a slight decrease in days sales outstanding compared to the first six months of 2024.
Investing Activities
Net cash used in investing activities primarily consists of transactions related to capital expenditures. The increase in cash used in investing activities for the six months ended June 30, 2025 compared to the cash used in investing activities for the six months ended June 30, 2024 was primarily due to increases in capital expenditures in the current year compared to the prior year.
Financing Activities
Net cash used in financing activities primarily consists of transactions related to our credit facilities and share repurchases. The increase in cash used in financing activities for the six months ended June 30, 2025 compared to cash used in financing activities for the six months ended June 30, 2024 was primarily due to increased repurchases of common stock. The Company had no debt outstanding as of June 30, 2025 and December 31, 2024.
Short-term Debt
The Company has a note payable in the amount of $1.1 million with an annual interest rate of 3.68% maturing April 1, 2026, associated with the financing of the Company's insurance premium in 2025. As of June 30, 2025, the outstanding balance was $1.1 million.

Credit Facilities
On April 4, 2025, Ascent entered into a Limited Consent, Fourth Amendment to Credit Agreement to Loan Documents with BMO Bank N.A. under Ascent’s credit facility (the “Fourth Credit Facility Amendment”) which released the lien on the assets of BRISMET and removed BRISMET as a loan party and reduced the maximum revolving loan commitment under the credit facility from $60 million to $30 million.
On June 30, 2025, Ascent entered into a Limited Consent, Fifth Amendment to Credit Agreement to Loan Documents with BMO Bank N.A. under Ascent’s credit facility (the “Fifth Credit Facility Amendment”) which released the lien on the assets of ASTI and removed ASTI as a loan party. The maximum revolving loan commitment under the credit facility remains $30 million with an interest rate between 1.85% and 2.35%, depending on average availability under the credit facility and the Company''s consolidated fixed charge coverage ratio. The term of the credit facility remains through December 31, 2027.
The Company had no debt outstanding under its credit facilities as of June 30, 2025 and December 31, 2024. See Note 8 for additional information on the Company's debt.

Share Repurchases and Dividends
We have a share repurchase program, authorized by the Company's Board of Directors, that is executed through purchases made from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Shares repurchased are returned to status of authorized, but unissued shares of common stock or held in treasury. As of June 30, 2025, the Company has 339,752 shares of its share repurchase authorization remaining.
Shares repurchased for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Number of shares repurchased	644,171	15,233	660,993	31,563
Average price per share	$12.15	$10.25	$12.17	$10.10
Total cost of shares repurchased	$7,848,761	$156,577	$8,063,383	$319,798

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

Results of these additional measures are as follows:

	June 30, 2025	December 31, 2024
Current ratio	6.6	2.8
Return on average equity	(6.9)%	(34.0)%

Material Cash Requirements from Contractual and Other Obligations
As of June 30, 2025, our material cash requirements for our known contractual and other obligations were as follows:
•Operating and Finance Leases - The Company enters into various lease agreements for the real estate and manufacturing equipment used in the normal course of business. Operating and finance lease obligations were $21.0 million, with $1.3 million payable within 12 months. See Note 9 for further detail of our lease obligations and the timing of expected future payments.
The Company has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on the Company's financial position, revenues, results of operations, liquidity, or capital expenditures. We expect capital spending to be as much as $2.1 million for the remainder of fiscal 2025.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Exchange Act as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.” The Company’s disclosure controls and procedures are designed to ensure that material information relating to the Company and its consolidated subsidiaries is accumulated and communicated to its management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2025. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2025, because of the previously reported material weaknesses in internal control over financial reporting, as described below.
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
Ongoing Remediation Efforts to Address Material Weaknesses
Our Board of Directors and management are committed to the continued implementation of remediation efforts to address the material weaknesses. The material weaknesses were first identified in 2021 and 2022 and while the Company has significantly improved its internal control over financial reporting, the material weaknesses remain un-remediated as of June 30, 2025 due to the continued IT general control ineffectiveness. During the three and six months ended June 30, 2025, management, with oversight from the Company's Audit Committee, continued executing a detailed plan for remediation which includes:

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

Changes in Internal Control over Financial Reporting
Other than the ongoing remediation efforts described above, there have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
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
The following table sets forth information with respect to purchases of the Company’s common stock on a trade date basis made during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[1]	Number of Shares that May Yet Be Purchased under the Program
April 1, 2025 - April 30, 2025	54,543	$12.79	54,543	929,380
May 1, 2025 - May 31, 2025	539,796	12.04	539,796	389,584
June 1, 2025 - June 30, 2025	49,832	12.70	49,832	339,752
As of June 30, 2025	644,171	$12.15	644,171	339,752
1On February 17, 2025, the Board of Directors authorized a new share repurchase program allowing for repurchase of up to 1.0 million shares of the Company's outstanding common stock. The stock repurchase program expires in February 2027 and there is no guarantee to the exact number of shares that will be repurchased by the Company over that period. See Note 10 for additional information.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months and six months ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Regulation S-K, Item 408).

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

ASCENT INDUSTRIES CO.
(Registrant)

Date:	August 6, 2025	By:	/s/ J. Bryan Kitchen
J. Bryan Kitchen
President and Chief Executive Officer
(principal executive officer)

Date:	August 6, 2025	By:	/s/ Ryan Kavalauskas
Ryan Kavalauskas
Chief Financial Officer
(principal accounting officer)