Form 10-Q
period 2025-09-30
ASCENT INDUSTRIES CO.
filed 2025-11-04
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock as of October 31, 2025 was 9,364,814

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

Part I - Financial Information
Item 1. Financial Statements

Ascent Industries Co.
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	(Unaudited)
	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$58,042	$16,098
Accounts receivable, net of allowance for credit losses of $1,161 and $202, respectively	12,603	12,232
Advances and other receivables	5,378	52
Inventories	7,178	5,727
Prepaid expenses and other current assets	1,682	1,122
Current assets of discontinued operations	—	47,841
Total current assets	84,883	83,072
Property, plant and equipment, net	16,096	17,589
Right-of-use assets, operating leases, net	15,075	28,140
Intangible assets, net	2,986	3,445
Deferred charges, net	338	309
Other non-current assets, net	511	512
Long-term assets of discontinued operations	—	14,183
Total assets	$119,889	$147,250

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$5,466	$6,836
Accrued expenses and other current liabilities	5,691	3,598
Current portion of note payable	758	369
Current portion of operating lease liabilities	1,035	1,495
Current portion of finance lease liabilities	306	293
Current liabilities of discontinued operations	—	9,756
Total current liabilities	13,256	22,347
Long-term portion of operating lease liabilities	18,563	29,972
Long-term portion of finance lease liabilities	784	1,015
Deferred income taxes	153	320
Other long-term liabilities	45	51
Total non-current liabilities	19,545	31,358
Total liabilities	$32,801	$53,705

Commitments and contingencies – See Note 13

Shareholders' equity:
Common stock, par value $1 per share; 24,000,000 shares authorized; 9,373,680 and 10,072,590 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	$11,085	$11,085
Capital in excess of par value	47,577	47,339
Retained earnings	46,825	44,919
	105,487	103,343
Less: cost of common stock in treasury - 1,711,423 and 1,012,513 shares, respectively	(18,399)	(9,798)
Total shareholders' equity	87,088	93,545
Total liabilities and shareholders' equity	$119,889	$147,250
Note: The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date. See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Condensed Consolidated Statements of Income (Loss) (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$19,697	$20,878	$56,183	$62,642
Cost of sales	13,856	17,870	42,410	55,435
Gross profit	5,841	3,008	13,773	7,207
Selling, general and administrative	6,253	5,034	17,567	15,518
Acquisition costs and other	398	2	665	54
Asset impairments	—	—	1,622	—
Gain on lease modification	—	(67)	(544)	(67)
Operating loss from continuing operations	(810)	(1,961)	(5,537)	(8,298)
Other expense (income)
Interest expense (income), net	(447)	124	(347)	323
Other, net	(296)	(91)	(581)	(303)
Loss from continuing operations before income taxes	(67)	(1,994)	(4,609)	(8,318)
Income tax expense (benefit)	58	5,807	(32)	4,413
Loss from continuing operations	(125)	(7,801)	(4,577)	(12,731)
Income (loss) from discontinued operations, net of tax	(1,962)	1,649	6,483	160
Net income (loss)	$(2,087)	$(6,152)	$1,906	$(12,571)

Net loss per common share from continuing operations:
Basic	$(0.01)	$(0.77)	$(0.47)	$(1.26)
Diluted	$(0.01)	$(0.77)	$(0.47)	$(1.26)

Net income (loss) per common share from discontinued operations:
Basic	$(0.21)	$0.16	$0.67	$0.02
Diluted	$(0.21)	$0.16	$0.67	$0.02

Net income (loss) per common share:
Basic	$(0.22)	$(0.61)	$0.20	$(1.24)
Diluted	$(0.22)	$(0.61)	$0.20	$(1.24)

Weighted average shares outstanding:
Basic	9,379	10,114	9,733	10,111
Diluted	9,379	10,114	9,733	10,111
See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net income (loss)	$1,906	$(12,571)
Income from discontinued operations, net of tax	6,483	160
Net loss from continuing operations	(4,577)	(12,731)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	2,724	2,923
Amortization expense	459	522
Amortization of debt issuance costs	217	74
Asset impairments	1,622	—
Deferred income taxes	(32)	6,639
(Reduction of) provision for losses on accounts receivable	(488)	214
Non-cash lease expense	85	96
Stock-based compensation expense	512	592
Changes in operating assets and liabilities:
Accounts receivable and advances	(5,210)	(246)
Inventories	(1,450)	3,692
Other assets and liabilities	(1,517)	(708)
Accounts payable	(1,535)	(2,621)
Accrued expenses	1,741	1,809
Accrued income taxes	(119)	669
Net cash (used in) provided by operating activities - continuing operations	(7,568)	924
Net cash provided by operating activities - discontinued operations	6,783	4,934
Net cash (used in) provided by operating activities	(785)	5,858
Investing activities
Purchases of property, plant and equipment	(1,082)	(737)
Net cash used in investing activities - continuing operations	(1,082)	(737)
Net cash provided by investing activities - discontinued operations	52,525	2,253
Net cash provided by investing activities	51,443	1,516
Financing activities
Borrowings from credit facilities	114,470	156,923
Proceeds from note payable	1,085	914
Payments on credit facilities	(114,470)	(156,923)
Payments on note payable	(696)	(633)
Principal payments on finance lease obligations	(219)	(219)
Repurchase of common stock	(8,875)	(738)
Net cash used in financing activities - continuing operations	(8,705)	(676)
Net cash used in financing activities - discontinued operations	(19)	(2)
Net cash used in financing activities	(8,724)	(678)
Increase in cash and cash equivalents	41,934	6,696
Less: Cash and cash equivalents of discontinued operations	—	10
Cash and cash equivalents at beginning of period	16,108	1,841
Cash and cash equivalents at end of period	$58,042	$8,547

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$148	$207
Noncash Investing Activities:
Capital expenditures, not yet paid	$149	$107
See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)
(in thousands)

	Three Months Ended September 30, 2025

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance June 30, 2025	11,085	$11,085	$47,375	$48,912	1,655	$(17,656)	$89,716
Net loss	—	—	—	(2,087)		—	(2,087)
Issuance of 8,279 shares of common stock from treasury	—	—	(89)	—	(8)	89	—
Stock-based compensation	—	—	291	—		—	291
Repurchase of 64,782 shares of common stock	—	—	—	—	65	(832)	(832)
Balance as of September 30, 2025	11,085	$11,085	$47,577	$46,825	1,712	$(18,399)	$87,088

	Nine Months Ended September 30, 2025

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance at December 31, 2024	11,085	$11,085	$47,339	$44,919	$1,012	$(9,798)	$93,545
Net income	—	—	—	1,906		—	1,906
Issuance of 26,865 shares of common stock from treasury	—	—	(274)	—	(26)	274	—
Stock-based compensation	—	—	512	—		—	512
Repurchase of 725,775 shares of common stock	—	—	—	—	726	(8,875)	(8,875)
Balance as of September 30, 2025	11,085	$11,085	$47,577	$46,825	$1,712	$(18,399)	$87,088
See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
Continued

	Three Months Ended September 30, 2024

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance June 30, 2024	11,085	$11,085	$47,111	$52,098	960	$(9,252)	$101,042
Net loss	—	—	—	(6,152)		—	(6,152)
Issuance of 10,852 shares of common stock from treasury	—	—	(105)	—	(11)	105	—
Stock-based compensation	—	—	232	—		—	232
Repurchase of 42,623 shares of common stock	—	—	—	—	43	(417)	(417)
Balance as of September 30, 2024	11,085	11,085	47,238	45,946	992	(9,564)	$94,705

	Nine Months Ended September 30, 2024

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance at December 31, 2023	11,085	$11,085	$47,333	$58,517	990	$(9,525)	$107,410
Net loss	—	—	—	(12,571)		—	(12,571)
Issuance of 72,331 shares of common stock from treasury	—	—	(696)	—	(72)	696	—
Stock-based compensation	—	—	601	—		—	601
Repurchase 74,186 of common stock	—	—	—	—	74	(735)	(735)
Balance as of September 30, 2024	11,085	11,085	47,238	45,946	992	(9,564)	$94,705
See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Unless indicated otherwise, the terms "Company," "we," "us," and "our" refer to Ascent Industries Co. and its consolidated subsidiaries.

Note 1: Basis of Presentation
Basis of Financial Statement Presentation
The accompanying unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The unaudited condensed consolidated financial statements, in the opinion of management, contain all normal recurring adjustments necessary to present a fair statement of the condensed consolidated balance sheets as of September 30, 2025, the statements of income (loss) and shareholders’ equity for the three and nine months ended September 30, 2025 and 2024, and the statements of cash flows for the nine months ended September 30, 2025 and 2024. The December 31, 2024 condensed consolidated balance sheet was derived from the audited financial statements.

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
Use of Estimates
The preparation of the Company's financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosures of contingent assets and liabilities. Significant items subject to such estimates and assumptions include the carrying value of property, plant and equipment; intangible assets; valuation allowances for receivables and deferred income tax assets and liabilities; environmental liabilities; liabilities for potential tax deficiencies; and, potential litigation claims and settlements. The Company bases these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying value of assets and liabilities that are readily available from other sources. Actual results may differ from these estimates.
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
Note 2: Discontinued Operations

Divestiture of Bristol Metals
On March 12, 2025, the Company and its wholly-owned subsidiaries Synalloy Metals, Inc. ("Synalloy Metals") and Bristol Metals, LLC. ("BRISMET"), entered into an Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which they sold substantially all of the assets related to BRISMET to Bristol Pipe and Tube, Inc., a Delaware corporation and wholly-owned subsidiary of Ta Chen International, Inc. (the “Purchaser”). Ascent and Purchaser also entered into a Transition Services Agreement (the “TSA”) dated March 12, 2025, pursuant to which Ascent has agreed to provide certain transition services to Purchaser immediately after the closing for certain agreed upon transition periods. On April 4, 2025, the Company and Purchaser completed the transaction contemplated by the Purchase Agreement. The consideration for the transaction was approximately $45 million of cash proceeds, of which $4.5 million was placed in an escrow account to be received in 18 months from the closing date. The escrow amount is presented within "Advances and other receivables" on the condensed consolidated balance sheets. During the three months ended September 30, 2025, the Company and Purchaser completed the measurement period closing adjustments under the terms of the Purchase Agreement resulting in a pretax gain on sale of $2.5 million. As result of the sale, BRISMET results of operations are classified under discontinued operations for all periods presented. Prior to the divestiture, BRISMET was reported under the Company's former Tubular Products segment.

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

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the aggregate carrying amounts of the classes of assets and liabilities of the Company's discontinued operations:

(in thousands)	September 30, 2025	December 31, 2024
Carrying amounts of assets included as part of discontinued operations:
Cash and cash equivalents	$—	$10
Accounts receivable, net	—	11,597
Inventories	—	35,236
Prepaid expenses and other current assets	—	998
Current assets classified as discontinued operations	—	47,841
Property, plant and equipment, net	—	7,873
Right-of-use assets, operating leases, net	—	85
Intangible assets, net	—	3,564
Other non-current assets, net	—	2,661
Long-term assets classified as discontinued operations	—	14,183
Total assets classified as discontinued operations	$—	$62,024

Carrying amounts of current liabilities included as part of discontinued operations:
Accounts payable	—	6,252
Deferred revenue	—	1,360
Accrued expenses and other current liabilities	—	2,019
Current portion of operating lease liabilities	—	84
Current portion of finance lease liabilities		41
Current liabilities classified as discontinued operations	—	9,756
Total liabilities classified as discontinued operations	$—	$9,756

The financial results are presented as income (loss) from discontinued operations, net of tax on the unaudited condensed consolidated statements of income (loss). The following table summarizes the results of the Company's discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net sales	$—	$22,051	$34,460	$74,848
Cost of sales	—	19,037	29,770	68,982
Gross profit	—	3,014	4,690	5,866

Selling, general and administrative expense	—	632	1,888	4,115
Loss (gain) on sale of assets	1,900	(1,541)	(7,094)	(1,541)
Acquisition costs and other	—	8	3,421	153
Asset impairments	—	—	—	1,115
Income (loss) on discontinued operations before income taxes	(1,900)	3,915	6,475	2,024
Income tax expense (benefit)	62	2,266	(8)	1,864
Net income (loss) from discontinued operations	$(1,962)	$1,649	$6,483	$160
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

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
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
The following table presents the Company's revenues, disaggregated by revenue source from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Custom Manufacturing	$12,802	$14,706	$40,591	$45,469
Product Innovation & Sales	6,895	6,172	15,592	17,173
Net sales	$19,697	$20,878	$56,183	$62,642
Performance obligations are supported by contracts with customers, providing a framework for the nature of the distinct goods, services or bundle of goods and services. The timing of satisfying the performance obligation is typically indicated by the terms of the contract. The following table represents the Company's revenue recognized at a point-in-time and over-time:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Point-in-time	$16,322	$16,509	$41,640	$46,600
Over-time	$3,375	$4,369	$14,543	$16,042
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

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
During the three and nine months ended September 30, 2025, the Company's only significant measurements of assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition were certain right-of-use assets. During the three and nine months ended September 30, 2024 the Company's only significant measurements of assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition were certain long-lived assets.
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

Fair Value of Financial Instruments
The fair values of cash and cash equivalents, accounts receivable, accounts payable and the Company's note payable approximated their carrying value because of the short-term nature of these instruments. The Company's revolving line of credit and long-term debt, which is based on a variable interest rate, are also reflected in the financial statements at carrying value which approximate fair values as of September 30, 2025. The carrying amount of cash and cash equivalents are considered Level 1 measurements. The carrying amounts of accounts receivable, accounts payable, note payable, revolving line of credit and long-term debt are considered Level 2 measurements. See Note 8 for further information on the Company's debt.
Note 5: Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined by either specific identification or weighted average methods. The components of inventories from continuing operations are as follows:

(in thousands)	September 30, 2025	December 31, 2024
Raw materials	$6,344	$5,506
Finished goods	2,381	1,381
	8,725	6,887
Less: inventory reserves	(1,547)	(1,160)
Inventories	$7,178	$5,727

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Property, Plant and Equipment
Property, plant and equipment from continuing operations consist of the following:

(in thousands)	September 30, 2025	December 31, 2024
Land	$518	$665
Leasehold improvements	2,374	2,220
Buildings	1,830	1,475
Machinery, fixtures and equipment	39,911	39,038
Construction-in-progress	551	875
	45,184	44,273
Less: accumulated depreciation and amortization	(29,088)	(26,684)
Property, plant and equipment, net	$16,096	$17,589

The following table sets forth depreciation expense related to property, plant and equipment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Cost of sales	$789	$903	$2,543	$2,739
Selling, general and administrative	71	59	181	184
Total depreciation	$860	$962	$2,724	$2,923
Note 7: Intangible Assets and Deferred Charges
Intangible Assets
Intangible assets represent the fair value of intellectual, non-physical assets resulting from business acquisitions and are amortized over their estimated useful life using either an accelerated or straight-line method over a period of 15 years.
The balance of intangible assets from continuing operations subject to amortization are as follows:

	September 30, 2025		December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Customer related	$5,100	$(2,593)	$5,100	$(2,167)
Trademarks and trade names	150	(39)	150	(32)
Other	500	(132)	500	(106)
Total definite-lived intangible assets	$5,750	$(2,764)	$5,750	$(2,305)
Estimated amortization expense related to intangible assets for the next five years are as follows:

(in thousands)
Remainder of 2025	$153
2026	468
2027	375
2028	310
2029	277
2030	248
Thereafter	1,155

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Deferred Charges
Deferred charges represent debt issuance costs and are amortized over their estimated useful lives using the straight-line method over a period of 2.5 years.
The balance of deferred charges subject to amortization are as follows:

(in thousands)	September 30, 2025	December 31, 2024
Deferred charges, gross	$401	$326
Accumulated amortization of deferred charges	(63)	(17)
Deferred charges, net	$338	$309

Note 8: Debt
Short-term debt
On June 21, 2025, the Company entered into a note payable in the amount of $1.1 million with an annual interest rate of 3.68% maturing April 1, 2026. The agreement is associated with the financing of the Company's insurance premium in the current term year. As of September 30, 2025, the outstanding balance was $0.8 million.
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
Pursuant to the Fifth Credit Facility Amendment, the Company was required to pledge all of its tangible and intangible properties, including the stock and membership interests of its subsidiaries. The Fifth Credit Facility Amendment contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $4.5 million and (ii) 15% of the revolving credit facility. As of September 30, 2025, the Company was in compliance with all financial debt covenants.
The Company had no debt outstanding under its credit facilities as of September 30, 2025 and December 31, 2024.
As of September 30, 2025, the Company had $13.7 million of remaining availability under it credit facilities.
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

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
On April 4, 2025, Ascent and Store entered into a Fifth Amended and Restated Master Lease Agreement (the "Fifth Master Lease") to remove the BRISMET facility and reduce the Company's rent pursuant to the Fourth Amended and Restated Master Lease Agreement between the parties dated August 28, 2024. The Fifth Master Lease was determined to be a lease modification that qualified for a remeasurement of the existing lease and not a separate contract. Upon modification of the Fifth Master Lease, the right-of-use asset and operating lease liability were remeasured using an incremental borrowing rate determined on the date of modification. As such, the Company recognized a decrease in the right-of-use asset and operating lease liability related to the Fifth Master Lease of $6.5 million and $7.0 million, respectively, and recognized a gain on the modification of $0.5 million, which is reported within operating expenses on the unaudited consolidated statements of income (loss).
On June 30, 2025, Ascent and Store entered into a Sixth Amended and Restated Master Lease Agreement (the "Sixth Master Lease") to remove the ASTI facility and reduce the Company's rent pursuant to the Fifth Amended and Restated Master Lease Agreement between the parties dated April 4, 2025. The Sixth Master Lease was determined to be a lease modification that qualified for a remeasurement of the existing lease and not a separate contract. Upon modification of the Sixth Master Lease, the right-of-use asset and operating lease liability were remeasured using an incremental borrowing rate determined on the date of modification. As such, the Company recognized a decrease in the right-of-use asset and operating lease liability related to the Fifth Master Lease of $4.0 million. See Note 2 for additional information on the Company's divestitures of BRISMET and ASTI.
As of September 30, 2025, operating lease liabilities related to the master lease agreement with Store Capital totaled $19.1 million, or 92% of the total lease liabilities on the consolidated balance sheet.
During the three and nine months ended September 30, 2025, the Company did not enter into any new finance lease agreements.
Operating and finance lease amounts from continuing operations included in the unaudited condensed consolidated balance sheet are as follows (in thousands):

Classification	Financial Statement Line Item	September 30, 2025	December 31, 2024
Long-term Assets	Right-of-use assets, operating leases	$15,075	$28,140
Long-term Assets	Property, plant and equipment	1,001	1,227
Current liabilities	Current portion of lease liabilities, operating leases	1,035	1,495
Current liabilities	Current portion of lease liabilities, finance leases	306	293
Non-current liabilities	Non-current portion of lease liabilities, operating leases	18,563	29,972
Non-current liabilities	Non-current portion of lease liabilities, finance leases	784	1,015
Total Lease Cost
Individual components of the total lease cost incurred by the Company are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Operating lease cost[1]	$702	$1,002	$2,423	$2,963
Finance lease cost:
Amortization of right-of-use assets	75	78	226	235
Interest on finance lease liabilities	17	22	53	65
Sublease income	(145)	(92)	(406)	(276)
Total lease cost	$649	$1,010	$2,296	$2,987
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
Future expected cash receipts from the Company's sublease as of September 30, 2025 are as follows:

(in thousands)	Sublease Receipts
Remainder of 2025	$148
2026	594
2027	606
2028	618
2029	631
Thereafter	4,597
Total sublease receipts	$7,194
Maturity of Leases
The amounts of undiscounted future minimum lease payments under leases in continuing operations as of September 30, 2025 are as follows:

(in thousands)	Operating	Finance
Remainder of 2025	$630	$90
2026	2,481	361
2027	2,532	361
2028	2,584	303
2029	2,637	85
Thereafter	18,310	—
Total undiscounted minimum future lease payments	29,174	1,200
Imputed interest	(9,576)	(110)
Present value of lease liabilities	$19,598	$1,090
Lease Term and Discount Rate

Weighted-average remaining lease term	September 30, 2025	December 31, 2024
Operating leases	10.83 years	11.59 years
Finance leases	3.39 years	4.13 years
Weighted-average discount rate
Operating leases	7.64%	7.15%
Finance leases	5.93%	5.75%
Note 10: Shareholders' Equity
Share Repurchase Program
The Company's previous share repurchase program allowed for repurchase of up to 790,383 shares of the Company's outstanding common stock and expired on February 17, 2025. On February 17, 2025, the Board of Directors authorized a new share repurchase program allowing for repurchase of up to 1.0 million shares of the Company's outstanding common stock over 24 months. The shares will be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Under the program, the purchases will be funded from available working capital, and the repurchased shares will be held in treasury. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. As of September 30, 2025, the Company has 274,970 shares of its share repurchase authorization remaining.

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Shares repurchased for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Number of shares repurchased[1]	64,782	42,623	725,775	74,186
Average price per share	$12.85	$9.79	$12.23	$9.92
Total cost of shares repurchased[2]	$834,520	$418,563	$8,897,903	$738,361
1Includes 745 shares repurchased under previous share repurchase program which expired on February 17, 2025
2Includes broker commissions paid as part of repurchase transactions
Note 11: Earnings Per Share
The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net loss from continuing operations	$(125)	$(7,801)	$(4,577)	$(12,731)
Net income (loss) from discontinued operations	$(1,962)	$1,649	$6,483	$160
Net income (loss)	$(2,087)	$(6,152)	$1,906	$(12,571)
Denominator:
Weighted-average common shares outstanding	9,379	10,114	9,733	10,111
Effect of dilutive securities:
Employee stock options and stock grants	—	—	—	—
Weighted-average common shares, as adjusted	9,379	10,114	9,733	10,111

Net loss per share from continuing operations:
Basic	$(0.01)	$(0.77)	$(0.47)	$(1.26)
Diluted	$(0.01)	$(0.77)	$(0.47)	$(1.26)

Net income (loss) per share from discontinued operations:
Basic	$(0.21)	$0.16	$0.67	$0.02
Diluted	$(0.21)	$0.16	$0.67	$0.02

Net income (loss) per share:
Basic	$(0.22)	$(0.61)	$0.20	$(1.24)
Diluted	$(0.22)	$(0.61)	$0.20	$(1.24)
The diluted earnings (loss) per share calculations exclude the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. The Company had $0.1 million shares that were anti-dilutive for the three and nine months ended September 30, 2025 and 2024, respectively.
Note 12: Income Taxes
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal examinations for years before 2021 or state examinations for years before 2020. During the nine months ended September 30, 2025 and 2024, the Company did not identify nor reserve for any unrecognized tax benefits.

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
In July 2025, the One Big Beautiful Bill Act (“OBBA”) was enacted, permanently extending several tax provisions originally introduced under the 2017 Tax Cuts and Jobs Act that were set to expire at the end of 2025. The OBBA also introduces changes to certain U.S. corporate tax rules, most of which take effect in 2026. We have evaluated the impact of the OBBA and do not expect any material changes to our effective tax rate or results of operations in 2025.
Our income tax expense (benefit) and overall effective tax rates for continuing operations for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Income tax expense (benefit)	$58	$5,807	$(32)	$4,413
Effective income tax rate	(92.3)%	(291.4)%	0.7%	(53.1)%

The effective tax rate for continuing operations was 0.7% and (92.3)% for the three and nine months ended September 30, 2025, respectively. The three and nine months ended September 30, 2025 effective tax rate was lower than the U.S. statutory rate of 21.0% primarily due to the valuation allowance over federal and U.S. state deferred tax assets.
The effective tax rate for continuing operation was (53.1)% and (291.4)% for the three and nine months ended September 30, 2024, respectively. The three and nine months ended September 30, 2024 effective tax rate was lower than the U.S. statutory rate of 21.0% primarily due to the valuation allowance over federal and U.S state deferred tax assets.
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
The following table summarizes certain information regarding segments of the Company's continuing operations:

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(in thousands)	Specialty Chemicals	Corporate & Other[1]	Total Continuing Operations	Specialty Chemicals	Corporate & Other[1]	Total Continuing Operations
Net sales	$19,697	$—	$19,697	$56,183	$—	$56,183
Cost of goods sold - material	8,173	—	8,173	25,351	—	25,351
Cost of goods sold - other[2]	5,683	—	5,683	17,059	—	17,059
Gross profit	5,841	—	5,841	13,773	—	13,773
Selling, general and administrative expense[3]	3,696	2,557	6,253	9,267	8,300	17,567
Acquisition costs and other	—	398	398	92	573	665
Asset impairments	—	—	—	—	1,622	1,622
Gain on lease modification	—	—	—	—	(544)	(544)
Interest expense (income), net	7	(454)	(447)	38	(385)	(347)
Income taxes	—	58	58	—	(32)	(32)
Other expense (income)	—	(296)	(296)	—	(581)	(581)
Net income (loss)	$2,138	$(2,263)	$(125)	$4,376	$(8,953)	$(4,577)

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(in thousands)	Specialty Chemicals	Corporate & Other[1]	Total Continuing Operations	Specialty Chemicals	Corporate & Other[1]	Total Continuing Operations
Net sales	$20,878	$—	$20,878	$62,642	$—	$62,642
Cost of goods sold - material	10,657	—	10,657	32,387	—	32,387
Cost of goods sold - other[2]	7,088	125	7,213	22,653	395	23,048
Gross profit	3,133	(125)	3,008	7,602	(395)	7,207
Selling, general and administrative expense[3]	2,747	2,287	5,034	8,226	7,292	15,518
Acquisition costs and other	—	2	2	—	54	54
Gain on lease modification	—	(67)	(67)	—	(67)	(67)
Interest expense, net	19	105	124	57	266	323
Income taxes	—	5,807	5,807	—	4,413	4,413
Other expense (income)	—	(91)	(91)	—	(303)	(303)
Net income (loss)	$367	$(8,168)	$(7,801)	$(681)	$(12,050)	$(12,731)

	As of
(in thousands)	September 30, 2025	December 31, 2024
Identifiable assets
Specialty Chemicals	$39,130	$38,928
Corporate and other	80,759	46,298
	$119,889	$85,226
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity, and capital resources during the three and nine months ended September 30, 2025 and 2024, respectively. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the Annual Report), as well as the condensed consolidated financial statements (unaudited) and notes to the condensed consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of 2024. This discussion and analysis is presented in five sections:
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
During the third quarter, the Company's first as a pure-play specialty chemicals company, we delivered continued earnings improvements with our strongest earnings performance since 2022. Gross profit nearly doubled year-over-year with margins continuing to expand reflecting disciplined sourcing, focused product line management and operational rigor even in a demand environment that remains muted across many end markets. The discussion and analysis of our results of operations refers to continuing operations unless noted.
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
Divestiture of Bristol Metals
On March 12, 2025, the Company and its wholly-owned subsidiaries Synalloy Metals, Inc. ("Synalloy Metals") and Bristol Metals, LLC. ("BRISMET"), entered into an Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which they sold substantially all of the assets related to BRISMET to Bristol Pipe and Tube, Inc., a Delaware corporation and wholly-owned subsidiary of Ta Chen International, Inc. (the “Purchaser”). Ascent and Purchaser also entered into a Transition Services Agreement (the “TSA”) dated March 12, 2025, pursuant to which Ascent has agreed to provide certain transition services to Purchaser immediately after the closing for certain agreed upon transition periods. On April 4, 2025, the Company and Purchaser completed the transaction contemplated by the Purchase Agreement. The consideration for the transaction was approximately $45 million of cash proceeds, of which $4.5 million was placed in an escrow account to be received in 18 months from the closing date. The escrow amount is presented within "Advances and other receivables" on the condensed consolidated balance sheets. During the three months ended September 30, 2025, the Company and Purchaser completed the measurement period closing adjustments under the terms of the Purchase Agreement resulting in a pretax gain on sale of $2.5 million. As result of the sale, BRISMET results of operations are classified under discontinued operations for all periods presented. Prior to the divestiture, BRISMET was reported under the Company's former Tubular Products segment.
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
Results of Operations
Consolidated Performance Summary
Consolidated net sales for the third quarter of 2025 were $19.7 million, a decrease of $1.2 million, or 5.7%, compared to net sales for the third quarter of 2024. The decrease in net sales was primarily driven by a 12.4% decrease in pounds shipped partially offset by a 6.3% increase in average selling prices.
Consolidated net sales for the nine months ended September 30, 2025 were $56.2 million, a decrease of $6.5 million, or 10.3%, compared to net sales for the nine months ended September 30, 2024. The decrease in net sales was primarily driven by a 23.1% decrease in pounds shipped partially offset by a 15.4% increase in average selling prices.
For the third quarter of 2025, consolidated gross profit increased 94.2% to $5.8 million, or 29.7% of sales, compared to $3.0 million, or 14.4% of sales in the third quarter of 2024. For the nine months ended September 30, 2025, consolidated gross profit increased 91.1% to $13.8 million, or 24.5% of sales, compared to $7.2 million, or 11.5% of sales in the nine months ended September 30, 2024. The increase for the third quarter was primarily attributable to continued sourcing improvements resulting in lower raw material costs as well as reductions in other production related costs. The increase for the nine months ended September 30, 2025 was primarily attributable to aforementioned price gains, continued sourcing improvements resulting in lower raw material costs, reductions in production related costs and a reclass of $1.2 million from cost of good sold to SG&A to better reflect the nature of the ongoing Munhall and Palmer facility expenses.
Consolidated selling, general, and administrative expense (SG&A) for the third quarter of 2025 increased $1.2 million to $6.3 million, or 31.7% of sales, compared to $5.0 million, or 24.1% of sales in the third quarter of 2024. The increase in SG&A expense for the third quarter of 2025 was primarily driven by increases in salaries, wages and benefits, stock compensation, incentive bonus, taxes and licenses, utilities and insurance expense, partially offset by decreases in professional fees.
Consolidated selling, general, and administrative expense (SG&A) for the nine months ended September 30, 2025 was $17.6 million, or 31.3% of sales, compared to $15.5 million, or 24.8% of sales in the nine months ended September 30, 2024. The increase in SG&A expense for the nine months ended September 30, 2025 was primarily driven by increases in salaries, wages and benefits, stock compensation, incentive bonus, taxes and licenses and utilities expenses, partially offset by decreases in professional fees and bad debt expense. The increase in SG&A is attributable to the aforementioned reclass of $1.2 million from cost of good sold to SG&A, and other labor related increases, partially offset by decrease in professional fees and bad debt expense.
Consolidated operating loss in the third quarter of 2025 totaled $0.8 million compared to operating loss of $2.0 million in the third quarter of 2024. Consolidated operating loss in the nine months ended September 30, 2025 totaled $5.5 million compared to operating loss of $8.3 million in the nine months ended September 30, 2024. The operating loss decrease in the third quarter of 2025 and nine months ended September 30, 2025 was primarily driven by aforementioned increase in gross profit offset by increases in SG&A expense.
Specialty Chemicals
Gross profit for the third quarter of 2025 increased to $5.8 million, or 29.7% of sales, compared to $3.1 million, or 15.0% of sales in the third quarter of 2024. Gross profit for the nine months ended September 30, 2025 increased to $13.8 million, or

24.5% of sales, compared to $7.6 million, or 12.1% of sales in the nine months ended September 30, 2024. The increases for the third quarter and nine months were primarily attributable to higher selling prices and continued sourcing improvements resulting in lower raw material cost.
SG&A expense for the third quarter of 2025 was $3.7 million, or 18.8% of sales, compared to $2.7 million, or 13.2% of sales in the third quarter of 2024. SG&A expense for the nine months ended September 30, 2025 was $9.3 million, or 16.5% of sales, compared to $8.2 million, or 13.1% of sales in the nine months ended September 30, 2024. The increase in dollars for the third quarter and nine months ended September 30, 2025 were driven by increases in corporate expense allocation, offset by decreases in salaries, wages and benefits, incentive bonus, professional fees and bad debt expense.
Operating income increased to $2.1 million for the third quarter of 2025 compared to operating income of $0.4 million for the third quarter of 2024. Operating income increased to $4.4 million for the nine months ended September 30, 2025 compared to operating loss of $0.6 million for the nine months ended September 30, 2024. The current year increases in operating income was primarily driven by the aforementioned increases in gross profit offset by increase in SG&A expense.
Corporate & Other Items
Unallocated corporate and other expenses for the third quarter of 2025 increased $0.1 million, or 6.0%, to $2.6 million, or 13.0% of sales, compared to $2.4 million, or 11.6% of sales, in the prior year. The third quarter of 2025 increase in dollars was primarily driven by increases in salaries, wages and benefits, professional fees, taxes and licenses and insurance expenses, partially offset by decreases in corporate allocation expense related to the divestiture of BRISMET and ASTI.
Unallocated corporate and other expenses for the nine months ended September 30, 2025 increased $0.6 million, or 8.0%, to $8.3 million, or 14.8% of sales, compared to $7.7 million, or 12.3% of sales, in the prior year. The nine months of 2025 increase in dollars was primarily driven by increases in salaries, wages and benefits, incentive bonus, tax and licenses and insurance expenses, partially offset by decreases in professional fees and corporate allocation expense related to the divestiture of BRISMET and ASTI and professional fees.
Interest income was $0.5 million and $0.4 million for the third quarter and nine months of 2025 compared to interest expense of $0.1 million and $0.3 million for the third quarter and nine months of 2024 due to escrow interest from ASTI and BRIMET divestiture. The Company had no debt outstanding in either period.
The effective tax rate for continuing operations was 0.7% and (92.3)% for the three and nine months ended September 30, 2025, respectively. The three and nine months ended September 30, 2025 effective tax rate was lower than the U.S. statutory rate of 21.0% primarily due to the valuation allowance over federal and U.S. state deferred tax assets.
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

Consolidated EBITDA and Adjusted EBITDA from continuing operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Consolidated
Net loss from continuing operations	$(125)	$(7,801)	$(4,577)	$(12,731)
Adjustments:
Interest expense (income), net	(447)	124	(347)	323
Income taxes	58	5,807	(32)	4,413
Depreciation	854	962	2,725	2,923
Amortization	153	174	458	522
EBITDA	493	(734)	(1,773)	(4,550)
Acquisition costs and other	398	2	665	54
Asset impairments	—	—	1,622	—
Gain on lease modification	—	(67)	(544)	(67)
Stock-based compensation	197	55	318	148
Non-cash lease expense	86	35	85	96
Retention expense	—	—	—	3
Restructuring and severance cost	202	—	202	177
Adjusted EBITDA	$1,376	$(709)	$575	$(4,139)
% of sales	7.0%	(3.4)%	1.0%	(6.6)%
Specialty Chemicals EBITDA and Adjusted EBITDA are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Specialty Chemicals
Net income (loss)	$2,138	$367	$4,375	$(681)
Adjustments:
Interest expense, net	7	19	39	57
Depreciation	830	945	2,671	2,863
Amortization	153	174	458	522
EBITDA	3,128	1,505	7,543	2,761
Acquisition costs and other	—	—	92	—
Stock-based compensation	4	—	4	7
Non-cash lease expense	26	19	30	57
Restructuring and severance costs	—	—	—	109
Specialty Chemicals Adjusted EBITDA	$3,158	$1,524	$7,669	$2,934
% of segment sales	16.0%	7.3%	13.7%	4.7%
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

Sources of Liquidity
Funds generated by operating activities supplemented by our available cash and cash equivalents and our credit facilities are our most significant sources of liquidity. As of September 30, 2025, we held $58.0 million of cash and cash equivalents, as well as $13.7 million of remaining available capacity on our revolving line of credit. We believe our sources of liquidity will be sufficient to fund operations and anticipated capital expenditures as well as repay our debt obligations as they become due over the next 12 months and beyond.
Cash Flows

Cash flows from continuing operations were as follows:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Total cash (used in) provided by:
Operating activities	$(7,568)	$924
Investing activities	(1,082)	(737)
Financing activities	(8,705)	(676)
Net decrease in cash and cash equivalents	$(17,355)	$(489)

Operating Activities
The increase in cash used in operating activities for the nine months ended September 30, 2025, compared to cash provided by operating activities in the nine months ended September 30, 2024, was primarily driven by changes in working capital and increases in advances partially offset by decreases in net loss year over year. Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, customer payments of accounts receivable and payments to vendors in the regular course of business. Inventory decreased operating cash flows for the first nine months of 2025 by $1.5 million compared to an increase of $3.7 million for the first nine months of 2024, while accounts payable decreased operating cash flows by $1.5 million for the first nine months of 2025, compared to decrease of $2.6 million in the first nine months of 2024. The changes in inventory and accounts payable is primarily driven by higher inventory purchases to match inventory levels with expected sales growth, higher inventory turns year-over-year and decreases in days payables outstanding. Accounts receivable and advances decreased operating cash flows by $5.2 million in the first nine months of 2025 compared to a $0.2 million decrease in the first nine months of 2024. The decrease in cash generated by accounts receivable and advances is primarily driven by the $5.3 million of escrow receivables from the BRISMET and ASTI divestitures partially offset by a slight decrease in days sales outstanding compared to the first nine months of 2024.
Investing Activities
Net cash used in investing activities primarily consists of transactions related to capital expenditures. The increase in cash used in investing activities for the nine months ended September 30, 2025 compared to the cash used in investing activities for the nine months ended September 30, 2024 was primarily due to increases in capital expenditures in the current year compared to the prior year.
Financing Activities
Net cash used in financing activities primarily consists of transactions related to our credit facilities and share repurchases. The increase in cash used in financing activities for the nine months ended September 30, 2025 compared to cash used in financing activities for the nine months ended September 30, 2024 was primarily due to increased repurchases of common stock. The Company had no debt outstanding as of September 30, 2025 and December 31, 2024.
Short-term Debt
The Company has a note payable in the amount of $1.1 million with an annual interest rate of 3.68% maturing April 1, 2026, associated with the financing of the Company's insurance premium in 2025. As of September 30, 2025, the outstanding balance was $0.8 million.

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
The Company had no debt outstanding under its credit facilities as of September 30, 2025 and December 31, 2024. See Note 8 for additional information on the Company's debt.

Share Repurchases and Dividends
We have a share repurchase program, authorized by the Company's Board of Directors, that is executed through purchases made from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Shares repurchased are returned to status of authorized, but unissued shares of common stock or held in treasury. As of September 30, 2025, the Company has 274,970 shares of its share repurchase authorization remaining.
Shares repurchased for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Number of shares repurchased	64,782	42,623	725,775	74,186
Average price per share	$12.85	$9.79	$12.23	$9.92
Total cost of shares repurchased	$834,520	$418,563	$8,897,903	$738,361

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

Results of these additional measures are as follows:

	September 30, 2025	December 31, 2024
Current ratio	6.4	2.8
Return on average equity	(7.2)%	(34.0)%

Material Cash Requirements from Contractual and Other Obligations
As of September 30, 2025, our material cash requirements for our known contractual and other obligations were as follows:
•Operating and Finance Leases - The Company enters into various lease agreements for the real estate and manufacturing equipment used in the normal course of business. Operating and finance lease obligations were $20.7 million, with $1.3 million payable within 12 months. See Note 9 for further detail of our lease obligations and the timing of expected future payments.
The Company has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on the Company's financial position, revenues, results of operations, liquidity, or capital expenditures. We expect capital spending to be as much as $1.6 million for the remainder of fiscal 2025.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Exchange Act as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.” The Company’s disclosure controls and procedures are designed to ensure that material information relating to the Company and its consolidated subsidiaries is accumulated and communicated to its management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2025. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2025, because of the previously reported material weaknesses in internal control over financial reporting, as described below.
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
Ongoing Remediation Efforts to Address Material Weaknesses
Our Board of Directors and management are committed to the continued implementation of remediation efforts to address the material weaknesses. The material weaknesses were first identified in 2021 and 2022 and while the Company has significantly improved its internal control over financial reporting, the material weaknesses remain un-remediated as of September 30, 2025 due to the continued IT general control ineffectiveness. During the three and nine months ended September 30, 2025, management, with oversight from the Company's Audit Committee, continued executing a detailed plan for remediation which includes:

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

Changes in Internal Control over Financial Reporting
Other than the ongoing remediation efforts described above, there have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
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
The following table sets forth information with respect to purchases of the Company’s common stock on a trade date basis made during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[1]	Number of Shares that May Yet Be Purchased under the Program
July 1, 2025 - July 31, 2025	56,389	$12.86	56,389	283,363
August 1, 2025 - August 31, 2025	8,393	12.77	8,393	274,970
September 1, 2025 - September 30, 2025	—	—	—	274,970
As of September 30, 2025	64,782	$12.85	64,782	274,970
1On February 17, 2025, the Board of Directors authorized a new share repurchase program allowing for repurchase of up to 1.0 million shares of the Company's outstanding common stock. The stock repurchase program expires in February 2027 and there is no guarantee to the exact number of shares that will be repurchased by the Company over that period. See Note 10 for additional information.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three and nine months ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intend-ed to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Regulation S-K, Item 408).

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

ASCENT INDUSTRIES CO.
(Registrant)

Date:	November 4, 2025	By:	/s/ J. Bryan Kitchen
J. Bryan Kitchen
President and Chief Executive Officer
(principal executive officer)

Date:	November 4, 2025	By:	/s/ Ryan Kavalauskas
Ryan Kavalauskas
Chief Financial Officer
(principal accounting officer)