Form 10-K
period 2025-12-31
ASCENT INDUSTRIES CO.
filed 2026-03-03
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Based on the closing price as of June 30, 2025, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $104.4 million.
The number of shares outstanding of the registrant's common stock as of February 27, 2026 was 9,469,820.
Documents Incorporated By Reference
Portions of the Proxy Statement for the 2026 annual shareholders' meeting are incorporated by reference into Part III of this Form 10-K.

Ascent Industries Co.
Form 10-K
For Period Ended December 31, 2025

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

PART I
Item 1. Business

General Information
Ascent Industries Co. (“Ascent” or the “Company”) is a specialty chemicals platform delivering differentiated, performance-driven chemical solutions to a diverse set of end markets. The Company develops, manufactures, and supplies tailored formulations and intermediates that enhance product performance and optimize industrial processes.
Ascent operates three production facilities located in Cleveland, Tennessee; Fountain Inn, South Carolina; and Danville, Virginia. These facilities support customers across energy, household, industrial and institutional (“HII”), personal care, coatings, adhesives, sealants and elastomers (“CASE”), agriculture, water treatment, pulp and paper, construction, automotive, and other industrial markets.
The Company’s core product portfolio includes surfactants, defoamers, lubricating agents, flame retardants, and specialty intermediates, offered in both petroleum-based and bio-based formulations. Ascent’s products are used as critical ingredients and process aids in applications such as cleaning formulations, coatings systems, oilfield production chemicals, agrochemical formulations, metalworking fluids, water treatment solutions, and industrial textiles.
Beyond its product portfolio, Ascent provides comprehensive custom manufacturing services spanning product development, process optimization, scale-up, and commercial production. The Company operates both customer-dedicated assets and flexible multi-purpose manufacturing systems capable of blending, complex reaction chemistry, and multi-step processing. This flexible operating model enables customers to accelerate commercialization while avoiding the capital investment and operational complexity of building and maintaining their own manufacturing infrastructure. The Company has one reportable segment: Specialty Chemicals.
The Company was incorporated in 1958 as the successor to a chemical manufacturing business founded in 1945 known as Blackman Uhler Industries, Inc. The Company's common stock is listed on the NASDAQ Global Market - ticker symbol "ACNT".
For additional information about the Company’s performance and financial condition, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of this Annual Report.

Our Strategy
In 2025, the Company introduced its Chemicals-as-a-Service (“CaaS”) strategy, focused on building a differentiated specialty chemicals platform that solves customer problems across the value chain. Rather than competing solely on products or manufacturing capacity, the Company offers an integrated suite of services that includes formulation development, reaction capabilities, blending and packaging, logistics, regulatory support, and delivery.
The CaaS strategy is designed to create value at critical points in the customer relationship—where performance, reliability, and execution matter most. Management believes these “moments that matter” are where long-term customer relationships are established through consistent delivery and problem-solving rather than price or availability alone.
The Company’s strategy is organized around four core pillars:

•Discovery & Development: Accelerating speed to solution through collaborative formulation, application, and process development
•Commercial & Contracting: Simplifying how customers engage with the Company through responsive and flexible commercial structures
•Manufacturing and Fulfillment: Delivering consistent, reliable, and efficient production and supply
•Service & Lifecycle Support: Providing technical, regulatory, and operational support throughout the product lifecycle

The Company operates an agile business model designed to serve customers in the manner they require, including when, where, and how products and services are developed, manufactured, and delivered. Management believes this flexibility enhances customer satisfaction, supports long-term relationships, and enables sustainable growth.

Sales. Marketing and Supply Chain
The Company markets and sells its products primarily through a combination of inside and outside sales representatives supported by technical, operational, and commercial resources. Sales and marketing efforts are organized around markets and applications to align customer opportunities with the Company’s specialized asset base and drive synergistic, capital-efficient growth.

Sales and business development teams work closely with marketing operations to develop and manage a pipeline of customer-specific selling projects. These projects are typically solution-oriented and driven by customer performance requirements, application needs, and the customer’s ability to resource lab and field qualification activities. As a result, sales cycles are often extended and measured in months or quarters, reflecting the collaborative nature of customer engagement.

Sales, marketing, and research and development teams collaborate to integrate customer requirements with the Company’s technical capabilities and manufacturing footprint, supporting new product introductions, expansion of existing customer relationships, and improved utilization of existing assets. Management believes this approach enables incremental revenue growth with limited incremental fixed cost, contributing to margin expansion and operating leverage over time.

The top five customers accounted for approximately 51% of revenues for 2025 and 35% of revenues for 2024. The Company actively manages customer concentration risk by pursuing growth across a diversified set of customers, applications, and end markets.

The Company sources the majority of its raw materials from numerous independent suppliers. Approximately 34% of total raw material purchases were sourced from the Company's top five suppliers in 2025. While certain raw materials are obtained from a limited number of suppliers, management believes its sourcing strategies and supplier relationships mitigate supply risk. Approximately 95% of sales in 2025 were supported by domestically supplied raw materials.

Research and Development
Research and development (“R&D”) is a core component of the Company’s strategy and plays a critical role in supporting both organic growth and long-term customer relationships. The Company’s R&D efforts are focused not only on the development of new products, but also on the integration and optimization of customer products and processes across the Company’s diverse manufacturing asset base.
Over the past year, the Company has strengthened its R&D capabilities through targeted talent acquisition, adding technical expertise in product and application development. These investments have expanded the Company’s ability to collaborate more deeply with customers and accelerate the development and commercialization of differentiated solutions.
The R&D function works closely with Sales and Business Development to engage directly with customers to understand their specific performance targets, processing conditions, and application needs. This collaborative approach enables the Company to develop customized formulations, deliver manufacturing process improvements, and align customer requirements with the Company’s available assets and capabilities. As a result, the Company is able to support customers throughout the product lifecycle, from initial development and scale-up through ongoing optimization and supply.
The Company has found that successfully solving a customer’s initial technical or performance challenge often leads to broader engagement, as customers increasingly view the Company as a trusted partner of choice for additional products, applications, and services. This approach supports deeper customer relationships, higher switching costs, and increased opportunities for cross-selling and long-term growth.
Management believes the strategic impact of the Company's R&D efforts are significant, as they enable differentiation, strengthen customer relationships, and support the Company’s Chemicals-as-a-Service operating model.

Mergers, Acquisitions and Dispositions
The Company is committed to a long-term strategy of reinvesting capital in our current business segment to foster organic growth and completing acquisitions that expand our manufacturing capabilities, product offerings and geographic footprint. The Company may, from time-to-time, divest or close businesses in an effort to better align capital investment within its core operations, increase operational efficiencies and improve profitability.

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
See Note 2 to the consolidated financial statements, which are included in Item 8 of this Form 10-K, for financial information about the Company's discontinued operations.

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

Seasonality
The Company does participate in agricultural end markets, which may experience increased demand during the second and third quarters; however, outside of these markets, management does not believe seasonality materially affects overall demand patterns. Variations in quarterly results are more often driven by customer ordering behavior, project timing, and the progression of customer-specific development and qualification activities rather than underlying end-market seasonality.

Backlogs
The Company's backlog of open orders were $8.4 million and $4.6 million at the end of 2025 and 2024, respectively. Our backlog may not be indicative of actual sales and, therefore, should not be used as a direct measure of future revenue.

Human Capital
The Company's workforce is critical to its success. As of December 31, 2025, the Company employed 198 individuals, of which 197 were full-time employees. Management considers relations with employees to be constructive and stable.
Approximately 54 employees, or 27% of the Company's workforce, are represented by local unions affiliated with the United Food and Commercial Workers (the "UFCW"). The current collective bargaining agreement was ratified in December 2024 and is in effect through 2027.
The Company's voluntary turnover rate in 2025 was approximately 27%. Management monitors turnover trends by location and across the Company and believes this metric reflects a combination of normal workforce movement and purposeful organizational changes to support the Company’s strategic objectives. The Company's average employee tenure is approximately 9 years, which management believes reflects workforce stability and institutional experience.
The Company focuses on attracting, developing, and retaining employees with the skills and experience necessary to support safe operations, customer requirements, and execution of its strategy.

People and Culture
The Company’s culture emphasizes accountability, execution, and continuous improvement. Across the organization, employees are expected to take ownership of their work, collaborate across functions, and focus on delivering measurable outcomes that improve results for customers and the business. Performance is evaluated based on results achieved rather than activity or effort alone. Management believes this operating mindset supports disciplined decision-making, operational excellence, and long-term value creation.
The Company’s results depend on its ability to attract, develop, and retain employees with the technical skills, experience, and judgment required to execute its strategy. The Company focuses on building teams capable of operating effectively in a complex manufacturing and customer-driven environment, while providing professional development opportunities aligned with performance, accountability, and contribution.
Factors that may affect the Company’s ability to attract and retain employees include competition for qualified talent and the availability of individuals with specialized technical expertise. Management believes the Company’s emphasis on clear expectations, outcome-based performance management, and ongoing development supports employee engagement and retention while enabling the Company to execute its strategy effectively.
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
Employees make a daily commitment to and take an active role in owning health and safety, ensuring safe working conditions for everyone. To support this, we provide employees with the necessary training and personal protective equipment to perform their job responsibilities safely and confidently.
Total Rewards
The Company invests in its workforce through a total rewards program designed to attract, retain, and motivate employees while supporting consistent performance and operational execution. The program includes competitive compensation and a range of health, wellness, retirement, and educational benefits aligned with market practices and employee needs.
The Company also offers an Employee Assistance Program (“EAP”) that provides employees and their families with access to confidential support resources, including counseling, legal, and financial services. Management believes these resources support employee well-being, reduce disruptions, and help employees remain focused and effective in their roles.
In 2024, the Company implemented an annual performance-based bonus program for employees within its Chemicals segment and Corporate functions. The program is designed to align employee incentives with Company performance and operational objectives. In 2025, the Company has also introduced targeted long-term incentive programs for select roles to support retention and alignment with long-term value creation.
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
Industry and Segment Risks
Our industry is highly competitive, and demand for our products and our financial results may be negatively impacted by changes in industry capacity utilization, shifts in production geography, raw material dynamics, and competition from other specialty chemical providers.
We operate in a highly competitive specialty chemicals marketplace. Our financial performance is sensitive to fluctuations in industry capacity utilization; pricing often declines when overall capacity exceeds demand, leading to underutilization and pressure on margins. Overcapacity in regions such as Asia, particularly when production is exported to other markets, can disrupt supply-demand balances globally and reduce demand for our products in key regions.

Our ability to compete effectively depends on maintaining advanced technical capabilities and continuously developing and commercializing innovative, high-value specialty chemical solutions for current and prospective customers. Growing competition from alternative products, especially those with enhanced environmental profiles or lower costs, or from substitutes that deliver similar performance could reduce demand for our offerings and adversely affect our market position, pricing power, and growth opportunities.

Variations in our product, customer, and geographic sales mix make it difficult to predict future performance.
Our net sales and gross margins fluctuate based on the specific mix of products, customers, and regions in any period, which can differ significantly from prior or expected periods. Gross margins are heavily influenced by this mix, as well as by competitive dynamics, product commoditization, rising input or logistics costs, inflation, regulatory changes, and other market factors. These variations have historically caused material period-to-period differences in results (particularly during economic downturns) and can complicate assessments of how external conditions or internal changes may impact our business. As a result, forecasting operating results remains challenging.

A substantial portion of our sales is dependent upon a limited number of customers with the top five customers accounting for approximately 51% of revenues for 2025 and 35% of revenues for 2024. An adverse change in, or termination of, the relationship with one or more of our top customers could materially and adversely affect our results of operations.

Industry dynamics, technological changes, and customer trends may lead to volatility in our results.
The specialty chemicals sector experiences rapid innovation, product obsolescence, pricing pressures, raw material volatility, and shifting supply-demand patterns. End markets such as oil & gas, coatings, personal care, and others are influenced by technological advances, regulatory shifts, consumer preferences for sustainable alternatives, and economic factors. Changes in customer formulations, processes, or specifications could render certain products less relevant or obsolete, while alternatives may emerge that reduce or eliminate the need for our solutions. These factors can cause significant fluctuations in sales, margins, and overall financial condition.

We must continue to enhance existing products, develop new ones, and accurately predict customer needs to remain competitive. Failure to do so effectively could materially and adversely affect our business.
Operations and Supply Chain Risks
Any interruption in our ability to procure raw materials, or significant volatility in the price of raw materials, could adversely affect our business and results of operations.
Our business depends on the timely availability of raw materials, and any interruption in our ability to procure such materials, or significant volatility in their pricing, could adversely affect our business, financial condition and results of operations.
We actively manage our sourcing strategy to mitigate supply risk and cost volatility, including maintaining relationships with multiple approved suppliers where commercially practicable, monitoring supplier performance and financial condition, and managing inventory levels. However, these efforts may not fully protect us from supply interruptions, capacity constraints, transportation disruptions, geopolitical developments, force majeure events, or other unforeseen circumstances affecting our suppliers.
While most of our raw materials are available from multiple sources, certain key inputs are obtained from a sole supplier or a limited number of qualified suppliers. The loss of, or significant reduction in supply from, any such supplier could require us to identify and qualify alternative sources, potentially resulting in increased costs, capital expenditures, or production delays. Any such disruption could adversely affect our ability to meet customer demand.
Raw material prices are subject to volatility due to changes in supply and demand, energy costs, global trade conditions, regulatory developments and other macroeconomic factors. Significant or sustained increases in raw material costs may adversely impact our margins if we are unable to timely pass such increases through to customers. Competitive market conditions, contractual arrangements, or customer purchasing behavior may limit our ability to fully recover cost increases or delay the timing of such recovery. In addition, volatility in raw material pricing may influence customer ordering patterns, which could affect our sales volumes and operating results.
Accordingly, any material disruption in our supply chain, inability to secure adequate raw material supply at acceptable prices and terms, or limitations in our ability to pass through cost increases could materially and adversely affect our business, financial condition and results of operations.

The financial health of our customers or suppliers could impair demand, pricing, collections, or our supply chain.
Our customers operate in competitive end markets and face pressures from their own competitors, shifting preferences, and economic conditions. These factors have historically led some customers to experience financial distress, including bankruptcy or receivership. Distressed customers may delay payments, seek concessions on pricing or terms, reduce volumes, or eliminate product lines, and prior payments may be subject to clawback in bankruptcy proceedings. Such developments could negatively affect our sales, margins, and cash flow.
Similarly, if key suppliers face insolvency or fail to meet obligations, we may need to secure replacement supplies at higher costs or on less favorable terms, with limited recovery options. Raw materials for our specialty chemicals are generally available from multiple sources, but some needs are met by sole or limited suppliers with terminable relationships. Interruptions, significant price volatility, or inability to pass through cost increases due to competition could adversely affect our business and results of operations.

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

Capital projects are complex and subject to delays, cost overruns, or underperformance.
Our capital expenditures support maintenance, upgrades, and expansions of manufacturing facilities and equipment. These projects involve complexities such as construction timelines, equipment commissioning, customer quality certifications, and demand forecasting. Delays, budget overruns, or failure to achieve expected returns are possible. Some projects rely on government incentives or funding, which could change or be unavailable. If we lack sufficient capital or face higher-than-anticipated needs due to technology shifts or competition, we may struggle to maintain or expand capabilities in key markets.

Ascent relies on information technology systems that are vulnerable to disruption and cybersecurity threats.
Our operations depend heavily on IT systems for efficient functioning and, in some cases, core business processes. We outsource significant portions of IT management, including infrastructure, networks, data centers, end-user support, backups, and security to third-party providers. Any prolonged failure or disruption of these systems, whether ours or a third party's, could cause substantial operational interruptions, damage our reputation, and harm our financial results.
Given the nature of our business and customer base, we are a potential target for evolving cybersecurity threats, including those from hackers, insiders, or advanced tools such as artificial intelligence. While we maintain controls, policies, and procedures to mitigate these threats, they may not always prevent breaches or detect issues promptly. A significant breach could result in loss or theft of proprietary information, intellectual property, customer/supplier data, or employee information, triggering legal notifications, litigation, regulatory penalties, remediation costs, and harm to customer relationships, brand reputation, and financial performance.

If we fail to maintain an efficient cost structure, our profitability may suffer.
Our competitiveness and profitability depend on controlling costs across manufacturing, operations, sales, and support functions. We pursue ongoing efficiency and cost-reduction initiatives, which may involve facility optimizations, workforce adjustments, or process changes. These efforts require significant management focus and carry risks, including employee relations issues or failure to achieve targeted savings. If we cannot sustain efficiencies amid market price pressures, our margins and financial performance could decline.

Natural disasters, pandemics, or other catastrophic events could disrupt operations and materially affect our results.
Events such as severe weather (hurricanes, floods, storms), earthquakes, pandemics, or other catastrophes at our facilities, those of suppliers, customers, or in key regions could interrupt production, supply chains, or demand. Past events, including hurricanes and global health crises such as COVID-19, have impacted volumes, costs, and operations. Future occurrences could similarly harm results, financial position, and cash flows, depending on severity, duration, and broader economic effects.
Government Regulation Risks
Evolving ESG expectations and requirements could increase costs and create new risks.
Heightened emphasis on environmental, social, and governance (ESG) factors require ongoing investment in tracking, reporting, and progress toward sustainability goals amid changing standards. Third-party ESG ratings influence investor decisions, and failure to meet expectations could harm our reputation. Disclosure rules, which are rapidly growing in complexity and number, demand resources and may necessitate revisions to methodologies, goals, or reported data. Compliance with emerging climate or environmental regulations could drive additional capital spending, operating expenses, or product changes, with potentially material costs.

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

We may be adversely affected by changes in tax laws or tax rates.
Our business, which involves manufacturing operations, custom chemical production, and sales to industries such as coatings, adhesives, pulp & paper, textiles, automotive, water treatment, construction, heavy industrial, petrochemical, food processing, pharmaceutical, oil & gas, and others, may be impacted by factors outside our control. These include changes in tax laws or tax rates, as well as conditions in financial services and capital markets, including counterparty risk from suppliers or customers, rising interest rates that could increase borrowing costs for capital-intensive manufacturing, inflation affecting raw material and energy costs (e.g., petroleum-derived inputs), deflation impacting pricing, and fluctuations in currencies relevant to our international sales or sourcing.
Macroeconomic challenges, such as volatility in financial and capital markets, unemployment levels, and the U.S. and other governments' ability to manage rising debt, may persist and exert pressure on the broader economy. This could lead to shifts in tax policies or rates, reduced demand for our specialty chemicals, supply chain disruptions, higher input costs, or competitive pressures.
There can be no assurance that changes in tax laws or tax rates will not materially affect our future cash taxes, effective tax rate, deferred tax assets and liabilities, or overall profitability.

Tariff and Trade Environment may significantly affect our industry and business, and economic decline can materially impact our financial results.
The recently imposed U.S. tariffs did not materially impact our fiscal 2025 results, but their effects and the potential imposition of modified or additional tariffs may, among other things, create new trade barriers that disrupt supply chains, raise costs, weaken consumer confidence and impact consumer demand for our products, and impact our ability to export our products, all of which could have an adverse effect on our business and financial results. The extent of the impact of tariffs on the Company’s business is highly uncertain and difficult to predict. We are closely monitoring the rapidly evolving tariff landscape and are working diligently with key suppliers to mitigate risks. Deterioration in general economic conditions that in turn diminishes consumer confidence or discretionary income may reduce our sales, or we may decide to lower pricing for our products, which could adversely affect our financial results, including increasing the potential for future impairment charges. In addition, economic uncertainty may also increase certain costs of operation, such as financing costs, energy costs and insurance premiums, which in turn may impact our results of operations. We cannot predict the strength of global economies or the timing of economic recovery, either globally or in the specific markets in which we compete.
Human Capital Risks
Certain of our employees are covered by collective bargaining agreements, and the failure to renew these agreements could result in labor disruptions and increased labor costs.
As of December 31, 2025, we had 54 employees represented by unions which is approximately 27% of the aggregate number of Company employees. These employees are represented by local unions affiliated with the UFCW. Collective bargaining contracts for the UFCW locals are in effect through 2027. Although we believe that our present labor relations are strong, our failure to renew these agreements on reasonable terms as the current agreements expire could result in labor disruptions and increased labor costs, which could adversely affect our financial performance.

Failure to attract and retain key personnel may adversely impact our strategy and execution and financial results.
Our ability to operate effectively, execute our business strategy and achieve future growth depends significantly on our ability to identify, attract, recruit, develop and retain qualified employees. The loss of key personnel, or our failure to successfully identify, attract, recruit, develop and retain talent in a competitive labor market, could adversely affect our operations, customer relationships and financial performance.
Our future success also depends on maintaining a workforce with the technical expertise, operational experience and commercial knowledge necessary to support our manufacturing processes, product development efforts and customer engagement activities. Competition for skilled personnel, including experienced production employees, engineers, technical service professionals and commercial leadership, may increase labor costs and limit our ability to staff our facilities and support growth initiatives. If we are unable to maintain a stable and capable workforce, our competitiveness and ability to execute our strategic objectives could be materially adversely affected.
We also face risks associated with the actions taken in response to pandemics, including those associated with workforce reductions, and may experience difficulties with hiring additional employees or replacing employees following a pandemic, which may be exacerbated by the tight labor market. In addition, pandemics have, and may again result in quarantines of our personnel or an inability to access facilities, which could adversely affect our operations.

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
Financial and Strategic Risks
Our recent exit from the Tubular Products Segment may result in unexpected costs, liabilities, or disruptions that could adversely affect our financial condition and results of operations.
In the past year, we have completely exited our Tubular Products Segment, which previously included our Welded Pipe & Tube operations. This exit involved the cessation of operations, divestiture of assets, and winding down of related activities across facilities in Tennessee and North Carolina. As a result of this strategic shift, we are now solely focused on our Specialty Chemicals Segment. While this exit was intended to streamline our operations and allocate resources to higher-growth areas, it exposes us to several risks. We may incur unanticipated costs related to the wind-down process. Additionally, we could face potential liabilities from discontinued operations, such as product liability claims, contractual disputes, or regulatory investigations arising from historical activities in industries like oil and gas, chemical, petrochemical, and water treatment, where our tubular products were used. Any such claims or obligations could require significant financial resources to resolve and may not be fully covered by insurance. Furthermore, the loss of revenue and diversification from the Tubular

Products Segment, which served diverse markets including automotive, power generation, and mining, increases our dependence on the Specialty Chemicals Segment. This concentration could amplify the impact of adverse events in the chemicals industry, such as raw material price volatility, supply chain disruptions, or shifts in demand from end markets like pulp and paper, coatings, and oil and gas. If we are unable to successfully mitigate these risks or if the benefits of the exit do not materialize as anticipated, our business, financial condition, results of operations, and cash flows could be materially adversely affected.

The inability to successfully complete or integrate future acquisitions or strategic investments may harm our results.
As part of our strategy to expand and strengthen our specialty chemicals platform, we may pursue acquisitions, joint ventures, or other investments. Success in these efforts requires identifying suitable opportunities, negotiating favorable terms, securing financing, completing transactions, and integrating operations effectively. There is no guarantee that we will achieve these objectives or realize the anticipated benefits, such as revenue growth, cost synergies, or enhanced capabilities.
Acquisitions and investments can expose us to unforeseen liabilities from the acquired entity or partner, including disputes over intellectual property, environmental or tax obligations, or other unknown issues that emerge post-transaction. Depending on deal structure, we may assume or become liable for such matters, which could materially harm our business, financial condition, or results of operations.

We may repurchase or redeem our equity or debt securities, which could affect market dynamics for those securities and reduce our liquidity.
From time to time, we may repurchase shares of our common stock or redeem debt instruments through open-market transactions, accelerated programs, private negotiations, tender offers, or other methods. The decision to pursue such actions, along with their timing and scale, depends on market conditions, our liquidity needs, contractual limitations, and other considerations. These activities could influence the trading market for our securities and potentially constrain our available liquidity.

Growth and transformation initiatives may demand substantial resources and, if unsuccessful, could materially harm our business.
We regularly assess opportunities to grow, optimize, or transform our operations, which may include acquisitions, partnerships, divestitures, restructurings, new facilities, or other changes. These efforts often require significant capital, potentially increasing debt levels, and introduce new risks. If initiatives do not deliver expected outcomes, we could face heightened financial strain, reduced liquidity, limited market access, or dilution of shareholder value.
Implementation challenges may include management distraction, strained relationships, higher costs, regulatory hurdles, or inexperience in new areas. We may also fall short of projected cost savings, revenue growth, or other benefits despite significant investment.

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
Intellectual Property Risks
Protecting our intellectual property is critical to our success.
We safeguard our intellectual property through patents, trade secrets, confidentiality agreements, and robust physical and cybersecurity measures. Enforcing or defending these rights can involve substantial costs. Intellectual property protections vary by jurisdiction, and in some countries where we operate, they may be weaker than in the United States. Failure to secure, maintain, or defend our rights, particularly amid evolving technologies such as artificial intelligence, or successful third-party infringement claims against us could materially affect our business, financial condition, and results.
General Risk Factors
Our business is exposed to risks associated with the use of Artificial Intelligence (AI) tools.
We leverage artificial intelligence (“AI”) tools across our business operations to accelerate foundational business case development for new products and new markets, evaluate strategic and operational scenarios, and enhance innovation and process improvement initiatives. While AI presents opportunities to improve efficiency, decision-making and competitive positioning, its adoption also introduces a range of risks that could adversely impact our business, financial condition and results of operations.
These risks include, but are not limited to, potential competitive disadvantages if peers more effectively leverage AI to accelerate innovation, product development or operational performance. The use of AI may also expose us to legal, regulatory and reputational risks, particularly in jurisdictions with evolving or inconsistent regulatory frameworks governing AI, data privacy and cybersecurity. Additionally, the deployment of AI tools, whether by us or by customers using AI-enabled solutions, may result in unintended consequences such as biased, inaccurate or incomplete outputs; loss, misuse or compromise of confidential information or intellectual property; and challenges in asserting, defending or protecting intellectual property rights.
These risks may be amplified by increasing regulatory scrutiny and potential compliance obligations, which could result in increased costs, operational constraints or limitations on our ability to deploy AI technologies effectively. There can be no assurance that our use of AI will yield the anticipated benefits or that we will be able to successfully manage or mitigate the associated risks.
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

We have not identified known risks, including as a result of prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations or financial condition. See Item 1A, Risk Factors, for discussion of the Company's information technology and cybersecurity risks, including those involving artificial intelligence.

Item 2. Properties
The Company operates the major plants and facilities listed below, all of which are in adequate condition for their current usage and are able to accommodate our capacity needs for the immediate future. Substantially all of the value of the Company's leased plants and facilities relate to the Master Lease with Store Master Funding XII, LLC (“Store”), an affiliate of Store Capital Corporation ("Store Capital"), that was entered into in 2016 and since amended, with the latest amendment occurring in 2025; see Note 7 to the consolidated financial statements included in Item 8 of this Form 10-K for additional information on the Company's leases.
The following table sets forth certain information concerning our principal properties including which products are supported out of each location:

Location	Principal Operations	Square Feet	Land Acres	Leased or Owned
Fountain Inn, SC	Chemical manufacturing and warehousing	136,834	16.9	Leased
Danville, VA	Chemical manufacturing and warehousing	135,811	55.3	Owned
Cleveland, TN	Chemical manufacturing and warehousing	122,800	18.8	Leased
The following table sets forth certain information concerning other properties under the Master Lease in which the Company is the responsible party:

Location	Principal Operations	Square Feet	Land Acres	Leased or Owned
Andrews, TX1	Liquid storage solutions and separation equipment	122,662	19.6	Leased
Houston, TX1	Cutting facility and storage yard for heavy walled pipe	29,821	10.0	Leased
Mineral Ridge, OH1	Cutting facility and storage yard for heavy walled pipe	12,000	12.0	Leased
1Company currently subleases facility to a third party

In addition to the facilities listed above, the Company leases from a third party the Company's executive office located in Schaumburg, Illinois.

Item 3. Legal Proceedings
For a discussion of legal proceedings, see Note 15 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company had 289 common shareholders of record at February 27, 2026. The Company's common stock trades on the NASDAQ Global Market under the trading symbol "ACNT". The Company's credit agreement restricts the payment of dividends indirectly through a minimum fixed charge coverage covenant. No dividends were declared or paid in 2025 or 2024.
Stock Performance Graph
The Company is a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and is not required to provide this information.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to purchase of the Company's common stock made during the fourth quarter of 2025:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Number of Shares that May Yet Be Purchased under the Program[2]
October 1, 2025 - October 31, 2025	8,866	$12.19	8,866	266,104
November 1, 2025 - November 30, 2025	4,546	12.49	4,546	261,558
December 1, 2025 - December 31, 2025	6,337	15.22	1,496	1,998,504
As of December 31, 2025	19,749	$13.23	14,908	1,998,504
1The total number of shares repurchased includes shares withheld from employees to satisfy either the exercise price of stock options or the statutory withholding tax liability upon the vesting of share-based awards.
2On December 16, 2025, the Board of Directors authorized a new share repurchase program allowing for the repurchase of up to 2.0 million shares of the Company's outstanding common stock over 24 months. See Note 9 for additional information.
Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity, and capital resources during the fiscal years ended December 31, 2025 and 2024. Unless otherwise noted, all references herein for the years 2025 and 2024 represent the fiscal years ended December 31, 2025 and 2024, respectively. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in this Annual Report that have been prepared in accordance with accounting principles generally accepted in the United States of America. This discussion and analysis is presented in five sections:

•Executive Overview
•Results of Operations and Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Material Cash Requirements from Contractual and Other Obligations
•Critical Accounting Policies and Estimates

Executive Overview
Ascent Industries Co. is a specialty chemicals platform focused on the development, production, and distribution of tailored, performance-driven chemical solutions with three production facilities located in Cleveland, Tennessee, Fountain Inn, South Carolina and Danville, Virginia. These facilities produce critical ingredients and process aids for the oil & gas, household, industrial and institutional ("HII"), personal care, coatings, adhesives, sealants and elastomers ("CASE"), pulp and paper, textile, automotive, agricultural, water treatment, construction and other industries. The Company produces specialty formulations and intermediates for use in a wide variety of applications and industries with primary product lines focusing on the production of surfactants, defoamers, lubricating agents, flame retardants and chemical intermediates while offering products that are petroleum derived, as well as bio-based alternatives. End users include companies that use our products as raw materials or process aids in the manufacturing of products such as cleaners, coatings, water treatment chemicals, metal working fluids, textiles, oilfield production chemicals, agrochemical formulations and other applications
The Company was incorporated in 1958 as the successor to a chemical manufacturing business founded in 1945 known as Blackman Uhler Industries, Inc. The Company's common stock is listed on the NASDAQ Global Market - ticker symbol "ACNT".
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

Macroeconomic Events
We continue to monitor macroeconomic trends and uncertainties such as key material inflation, the effects of recently implemented tariffs, and the potential imposition of modified or additional tariffs, which may have adverse effects on net sales and profitability. As a result of the recent tariffs announced by the U.S. presidential administration and potential tariff modifications or the imposition of tariffs or export controls by other countries, we have worked with our suppliers to mitigate supply chain challenges, cost volatility, and consumer and economic uncertainty due to rapid changes in global trade policies. Much of our raw material used in production is domestically sourced and while we do not expect these factors to result in a material negative effect on our net sales or profitability in the near future, we are continuing to evaluate these factors and their potential effects as well as our ability to potentially offset all or a portion of cost increases through pricing actions and additional cost savings efforts. Economic pressures on customers and consumers, including the challenges of high inflation and the effects of increased tariffs, may negatively affect our net sales and profitability in the future.
Results of Operations
The following table sets forth the percentage relationship to net sales of each line item of the consolidated statements of income (loss). This table should be read in conjunction with the following discussion and analysis and the consolidated financial statements, including the related notes to the consolidated financial statements.

			Basis Point Increase/(Decrease) in Percentage of Net Sales
	2025	2024	2025 vs. 2024
Net sales	100.0%	100.0%
Gross profit	23.0%	13.2%	980
Expenses:
Selling, general and administrative expense	32.1%	25.9%	620
Operating loss	(9.4)%	(13.4)%	400
Income tax provision	—%	2.2%	(220)
Net loss	(7.5)%	(15.6)%	810
Comparison of 2025 to 2024 – Continuing Operations
Net sales from continuing operations for the full-year 2025 decreased $5.8 million, or 7.2%, over the full-year 2024 to $74.9 million. The decrease in net sales was primarily driven by a 17.7% decrease in pounds shipped partially offset by a 10.9% increase in average selling prices .
Full-year 2025 gross profit from continuing operations increased 61.0% to $17.2 million, or 23.0% of sales, compared to $10.7 million, or 13.2% of sales, in the full-year 2024. The increase in dollars and percentage of sales for the full-year 2025 were primarily driven by improved strategic sourcing initiatives and product line management resulting in lower raw material costs as well as operational cost management and efficiencies.
Selling, general and administrative expense (SG&A) from continuing operations for the full-year 2025 increased $3.2 million to $24.1 million compared to $20.9 million for the full-year 2024. SG&A as a percentage of sales was 32.1% of sales for 2025 and 25.9% of sales for 2024. The changes in SG&A expense were primarily driven by:
•strategic investments in salaries, wages and benefits resulting in higher headcount in the current year;
•increases in rent expense, specifically related to the reclass of remaining Munhall rent expense to SG&A from COGS in the current year; and,
•increases in other expenses primarily driven by increases in share-based compensation expense, incentive bonus, taxes and licenses and dues and subscription fees.
The full-year increases were partially offset by:
•decreases in professional fees driven by decreased legal, accounting and information technology professional fees in the current year;
•decreases in bad debt expense; and,

•decreases in repair and maintenance expense.
Operating loss from continuing operations for the full-year 2025 improved to $7.0 million compared to an operating loss of $10.8 million for the full-year 2024. The operating loss decrease for the full-year 2025 was primarily driven by aforementioned increase in gross profit and non-cash lease modification gains partially offset by increases in SG&A expense and asset impairment expense.
Comparison of 2025 to 2024 – Specialty Chemicals
The following table summarizes operating results for the two years indicated. Reference should be made to Note 13 to the consolidated financial statements included in Item 8 of this Form 10-K.

	2025		2024
(in thousands)	Amount	%	Amount	%
Net sales	$74,942	100.0%	$80,763	100.0%
Cost of goods sold	57,730	77.0%	69,574	86.1%
Gross profit	17,212	23.0%	11,189	13.9%
Selling, general and administrative expense	13,369	17.8%	9,546	11.8%
Acquisition costs and other	92	0.1%	477	0.6%
Operating income	$3,751	5.0%	$1,166	1.5%
Net sales for the Specialty Chemicals segment decreased 7.2%, or $5.8 million, to $74.9 million for 2025 compared to $80.8 million in 2024. The decrease in net sales was primarily driven by a 17.7% decrease in pounds shipped partially offset by a 10.9% decrease in average selling prices.
SG&A expense increased by $3.8 million, or 40.0%, to $13.4 million in 2025 compared to $9.5 million in 2024. SG&A as a percentage of sales increased to 17.8% in 2025 from 11.8% in 2024. The changes in SG&A expense were primarily driven by increases in corporate allocation expense and incentive bonus expense, partially offset by decreases in salaries, wages and benefits, bad debt expense, professional fees and travel expense.
Operating income for the full-year 2025 totaled $3.8 million compared to $1.2 million for the full-year 2024. The increase in operating income was primarily driven by increases in gross profit as a result of improved strategic sourcing initiatives and product line management resulting in lower raw material costs as well as operational cost management and efficiencies and lower SG&A costs.
Comparison of 2025 to 2024 - Corporate
Corporate expenses decreased $1.2 million to $10.7 million, or 14.4% of sales, in 2025 down from $11.9 million, or 14.8% of sales, in 2024. The full-year decrease results are primarily driven by increases in corporate allocation expense to operating locations and decreases in professional fees partially offset by increases in salaries, wages and benefits, stock compensation, incentive bonus, dues and subscriptions and rent expense.
Interest income was $0.8 million for 2025 compared to interest expense of $0.3 million in 2024 The change was driven by a higher interest-bearing cash balance in the current year compared to the prior year. The Company had no debt outstanding as of December 31, 2025.
The Company's effective tax rate for 2025 was less than the U.S. statutory rate of 21% primarily driven by state taxes, net of federal benefit, adjustments to the valuation allowance in the period and increases in stock-based compensation. The Company's effective tax rate for 2024 was less than the U.S. statutory rate of 21% primarily driven by discrete tax charges associated with recording a valuation allowance on cumulative US Federal and state deferred tax assets.
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
Consolidated EBITDA and Adjusted EBITDA from continuing operations are as follows:

	Year Ended December 31,
($ in thousands)	2025	2024
Consolidated
Net loss from continuing operations	$(5,584)	$(12,577)
Adjustments:
Interest (income) expense, net	(712)	417
Income taxes	22	1,806
Depreciation	3,576	3,884
Amortization	611	695
EBITDA	(2,087)	(5,775)
Acquisition costs and other	731	662
Asset impairments	1,622	—
Gain on lease modification	(2,278)	(67)
Stock-based compensation	1,070	193
Non-cash lease expense	128	112
Retention expense	—	3
Restructuring and severance costs	243	177
Adjusted EBITDA	$(571)	$(4,695)
% sales	(0.8)%	(5.8)%

Specialty Chemicals EBITDA and Adjusted EBITDA are as follows:

	Year Ended December 31,
($ in thousands)	2025	2024
Specialty Chemicals
Net income	$3,700	$1,093
Adjustments:
Interest expense	52	75
Depreciation	3,481	3,809
Amortization	611	695
EBITDA	7,844	5,672
Acquisition costs and other	93	477
Stock-based compensation	126	7
Non-cash lease expense	45	66
Restructuring and severance costs	14	110
Specialty Chemicals Adjusted EBITDA	$8,122	$6,332
% of segment sales	10.8%	7.8%
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
Sources of Liquidity
Funds generated by operating activities supplemented by our available cash and cash equivalents and our credit facilities are our most significant sources of liquidity. As of December 31, 2025, we held $57.6 million of cash and cash equivalents, as well as $11.4 million of remaining available capacity on our revolving line of credit. Our existing cash, cash equivalents, and credit facilities balances may fluctuate during 2026. Cash from operations could also be affected by various risks and uncertainties detailed in Item 1A - Risk Factors of this report. We believe our sources of liquidity will be sufficient to fund operations and anticipated capital expenditures as well as repay our debt obligations as they become due over the next 12 months and beyond.
Cash Flows
Cash flows from continuing operations were as follows:

	Year ended December 31,
(in thousands)	2025	2024
Net cash (used in) provided by:
Operating activities	(7,269)	977
Investing activities	(1,544)	(1,120)
Financing activities	(8,945)	(1,318)
Net decrease in cash and cash equivalents	$(17,758)	$(1,461)
Operating Activities
The increase in cash used in operating activities for the year ended December 31, 2025 compared to cash provided by operating activities in the year ended December 31, 2024 was primarily driven by changes in working capital. Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, customer payments of accounts receivable and payments to vendors in the regular course of business. Inventory decreased operating cash flows for the year ended December 31, 2025 by approximately $3.0 million compared to an increase of approximately $5.0 million for 2024, while accounts payable decreased operating cash flows by approximately $1.6 million for the year ended December 31, 2025 compared to a decrease of approximately $3.2 million for the year ended December 31, 2024. The decrease in operating cash flows from inventory is primarily due to lower inventory turns year over year partially offset by lower average inventory while the decrease in accounts payable is primarily driven by lower average accounts payable partially offset by decreases in days payables outstanding. Accounts receivable and advances decreased operating cash flow by approximately $2.6 million compared to an increase of $2.8 million in 2024. The decrease is primarily driven by the $5.3 million of escrow receivables from the BRISMET and ASTI divestitures in the current year partially offset by decreases in days sales outstanding.
Investing Activities
Net cash used in investing activities primarily consists of transactions related to capital expenditures. The increase in cash used in investing activities for the full-year 2025 compared to cash used in investing activities for the full-year 2024 was primarily driven by an increase in capital expenditures in the current year over the prior year.
Financing Activities
Net cash used in financing activities primarily consist of transactions related to our credit facilities and share repurchases. The increase in net cash used in financing activities for the full-year 2025 compared to the full-year 2024 was primarily due to increases in share repurchase activity in the current year over the prior year.
Short-term Debt
The Company has a note payable in the amount of $1.1 million with an annual interest rate of 3.68% maturing April 1, 2026, associated with the financing of the Company's insurance premium in the current year. As of December 31, 2025, the outstanding balance was $0.4 million.
Credit Facilities
On December 10, 2025, Ascent Industries Co. (“Ascent”) entered into a Limited Waiver, Consent and Sixth Amendment to Credit Agreement and Omnibus Amendment to Loan Documents with BMO Bank N.A. and the other lenders under Ascent’s credit facility (the “Sixth Credit Facility Amendment”). The maximum revolving loan commitment under the credit facility remains $30 million with an interest rate between 1.85% and 2.35%, depending on average availability under the credit facility and the Company's consolidated fixed charge coverage ratio. The term of the credit facility remains through December 31, 2027.
The Facility contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $4.5 million and (ii) 15% of the revolving credit facility. As of December 31, 2025, the Company was in compliance with all financial debt covenants.
As of December 31, 2025, the Company had no principal payments outstanding on long-term debt. As of December 31, 2025, the Company had $11.4 million of remaining availability under its credit facility. See Note 6 in the notes to the consolidated financial statements for additional information on the Company's line of credit.

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
The Company's previous share repurchase program allowed for repurchase of up to 790,383 shares of the Company's outstanding common stock and expired on February 17, 2025. On February 17, 2025, the Board of Directors authorized a new share repurchase program allowing for repurchase of up to 1.0 million shares of the Company's outstanding common stock over 24 months. On December 19, 2025, the Board of Directors authorized a new share repurchase program allowing for repurchase of up to 2.0 million shares of the Company's outstanding common stock over 24 months. The shares will be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Under the program, the purchases will be funded from available working capital, and the repurchased shares will be returned to the status of authorized, but unissued shares of common stock or held in treasury. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. As of December 31, 2025, the Company had 1,998,504 shares of its previous share repurchase authorization remaining.
The Company may also withhold shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of share-based awards.
Shares repurchased for the year ended December 31, 2025 and 2024 were as follows:

	Year ended December 31,
	2025	2024
Share repurchase program[1]	740,683	101,263
Shares withheld from employees	4,841	—
Total shares repurchased	745,524	101,263
Average price per share	$12.26	$10.21
Total cost of shares repurchased[2]	$9,159,661	$1,037,346
1Includes 745 shares repurchased under previous share repurchase program which expired on February 17, 2025 and 743,283 shares repurchased under the repurchase program authorized on February 17, 2025
2Includes broker fees incurred as part of repurchase transactions
At the end of each fiscal year, the Board reviews the financial performance and capital needed to support future growth to determine the amount of cash dividend, if any, which is appropriate. In 2025 and 2024, no dividends were declared or paid by the Company.
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
Results of these additional financial measures are as follows:

	Year ended December 31,
	2025	2024
Current ratio	6.7	2.8
Return on average equity	(8.7)%	(25.5)%
Material Cash Requirements from Contractual and Other Obligations

As of December 31, 2025, our material cash requirements for our known contractual and other obligations were as follows:

•Operating and Finance Leases - The Company enters into various lease agreements for real estate and manufacturing equipment used in the normal course of business. Operating and finance lease obligations were $13.3 million, with $1.0 million payable within 12 months. See Note 7 for further detail of our lease obligations and the timing of expected future payments.
The Company has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on the Company's financial position, revenues, results of operations, liquidity, or capital expenditures. We expect capital spending in fiscal 2026 to be as much as $5.5 million.

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
Inventory
Description
Inventory is stated at the lower of cost or net realizable value. Cost is determined by either specific identification or weighted average methods. At the end of each quarter, recent sales reports are reviewed to identify sales price trends that would indicate products or product lines that are being sold below our cost. This would indicate that an adjustment would be required.

We record an obsolete inventory reserve for identified aged inventory items with slow or no sales activity for finished goods or slow or no usage for raw materials for a certain period of time. For those inventory items, a reserve is established for a percentage of the inventory cost and is based on our current knowledge with respect to inventory levels, sales trends and historical experience. During 2025, our reserve decreased approximately $0.1 million to $1.0 million as of December 31, 2025.

We also record an inventory reserve for the estimated shrinkage (quantity losses) between physical inventories. This reserve is based upon the most recent physical inventory results. During 2025, the inventory shrink reserve had an insignificant increase in response to estimated shrinkage rates based on results from previous physical inventories. Our inventory reserve for estimated shrinkage was $0.1 million as of December 31, 2025.

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

Effect if actual results differ from assumptions
We have not made any material changes in the methodology used to establish our reserves for obsolete inventory or inventory shrinkage during the past two fiscal years. However, it is possible that actual results could differ from recorded reserves. For instance, a 10% change in the amount of products considered obsolete would have decreased net earnings by $0.1 million for 2025. A 10% change in the estimated shrinkage rate would not have had a material impact on net earnings for 2025.
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

We have provided valuation allowances as of December 31, 2025, aggregating to $8.4 million, net of federal benefit, against our federal deferred tax assets as well as certain state and local net operating loss carryforwards and other deferred tax assets. As of December 31, 2025, the Company has no liability for unrecognized income tax benefits.

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

To the Shareholders and Board of Directors of
Ascent Industries Co.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ascent Industries Co. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income (loss), shareholders’ equity, and cash flows for the years then ended, and the related notes and schedule (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

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

We considered the material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2025, and our opinion on such consolidated financial statements was not affected.

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

/s/ Baker Tilly US, LLP
Irvine, California
March 3, 2026

We have served as the Company's auditor since 2023.

Ascent Industries Co.
Consolidated Balance Sheets
As of December 31, 2025 and 2024
(in thousands, except par value and share data)

	2025	2024
Assets
Current assets:
Cash and cash equivalents	$57,606	$16,098
Accounts receivable, net	10,040	12,232
Advances and other receivables	5,389	52
Inventories
Raw materials	5,589	4,654
Finished goods	3,153	1,073
Total inventories	8,742	5,727
Prepaid expenses and other current assets	1,243	1,122
Current assets of discontinued operations	—	47,841
Total current assets	83,020	83,072
Property, plant and equipment, net	15,762	17,589
Right-of-use assets, operating leases, net	9,368	28,140
Intangible assets, net	2,833	3,445
Deferred charges, net	401	309
Other non-current assets	553	512
Long-term assets of discontinued operations	—	14,183
Total assets	$111,937	$147,250

Liabilities and Shareholders' equity
Current liabilities:
Accounts payable	$5,490	$6,836
Accrued expenses and other current liabilities	5,389	3,598
Current portion of note payable	433	369
Current portion of operating lease liabilities	712	1,495
Current portion of finance lease liabilities	331	293
Current liabilities of discontinued operations	—	9,756
Total current liabilities	12,355	22,347
Long-term portion of operating lease liabilities	11,496	29,972
Long-term portion of finance lease liabilities	808	1,015
Deferred income taxes	241	320
Other long-term liabilities	45	51
Total liabilities	$24,945	$53,705

Commitments and contingencies – see Note 15

Shareholders' equity:
Common stock - $1 par value: 24,000,000 shares authorized; 9,400,898 and 10,072,590 shares outstanding as of December 31, 2025 and 2024, respectively	$11,085	$11,085
Capital in excess of par value	48,276	47,339
Retained earnings	45,786	44,919
	105,147	103,343
Less cost of common stock in treasury - 1,684,205 and 1,012,513 shares, respectively	(18,155)	(9,798)
Total shareholders' equity	86,992	93,545
Total liabilities and shareholders' equity	$111,937	$147,250
 See accompanying notes to consolidated financial statements.

Ascent Industries Co.
Consolidated Statements of Income (Loss)
For the years ended December 31, 2025 and 2024
(in thousands, except per share data)

	2025	2024
Net sales	$74,942	$80,763
Cost of sales	57,730	70,071
Gross profit	17,212	10,692
Selling, general and administrative expense	24,093	20,899
Research and development	71	—
Acquisition costs and other	731	662
Asset impairments	1,622	—
Gain on lease modification	(2,278)	(67)
Operating loss from continuing operations	(7,027)	(10,802)
Other (income) and expense
Interest (income) expense, net	(712)	417
Other, net	(753)	(448)
Loss from continuing operations before income taxes	(5,562)	(10,771)
Income tax provision	22	1,806
Loss from continuing operations	$(5,584)	$(12,577)
Income (loss) from discontinued operations, net of tax	6,451	(1,021)
Net income (loss)	$867	$(13,598)

Net loss per common share from continuing operations
Basic	$(0.58)	$(1.24)
Diluted	$(0.58)	$(1.24)

Net income (loss) per common share from discontinued operations
Basic	$0.67	$(0.11)
Diluted	$0.67	$(0.11)

Net income (loss) per common share
Basic	$0.09	$(1.35)
Diluted	$0.09	$(1.35)

Weighted average number of common shares outstanding:
Basic	9,643	10,106
Diluted	9,643	10,106
See accompanying notes to consolidated financial statements.

Ascent Industries Co.
Consolidated Statements of Cash Flows
For the years ended December 31, 2025 and 2024
(in thousands)

	2025	2024
Cash flows from operating activities:
Net income (loss)	$867	$(13,598)
Income (loss) from discontinued operations, net of tax	6,451	(1,021)
Net loss from continuing operations	(5,584)	(12,577)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation expense	3,574	3,884
Amortization expense	612	695
Amortization of debt issuance costs	258	105
Asset impairments	1,622	—
Deferred income taxes	22	1,806
(Reduction of) provision for losses on accounts receivable	(569)	51
Loss on disposal of property, plant and equipment	1	289
Non-cash lease expense	128	111
Gain on lease modification	(2,278)	(67)
Share-based compensation expense	1,302	760
Changes in operating assets and liabilities:
Accounts receivable and advances	(2,576)	2,762
Inventories	(3,015)	5,039
Other assets and liabilities	(521)	(160)
Accounts payable	(1,565)	(3,246)
Accrued expenses	1,469	40
Accrued income taxes	(149)	1,485
Net cash (used in) provided by operating activities - continuing operations	(7,269)	977
Net cash provided by operating activities - discontinued operations	6,750	13,704
Net cash (used in) provided by operating activities	(519)	14,681

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,544)	(1,120)
Net cash used in investing activities - continuing operations	(1,544)	(1,120)
Net cash provided by investing activities - discontinued operations	52,525	2,025
Net cash provided by investing activities	50,981	905

Cash flows from financing activities:
Borrowings from credit facilities	137,075	197,898
Proceeds from note payable	1,085	914
Proceeds from exercise of stock options	415	—
Payments on credit facilities	(137,075)	(197,898)
Payments on note payable	(1,021)	(906)
Principal payments on finance lease obligations	(287)	(289)
Repurchase of common stock	(9,137)	(1,037)
Net cash used in financing activities - continuing operations	(8,945)	(1,318)
Net cash used in financing activities - discontinued operations	(19)	(11)
Net cash used in financing activities	(8,964)	(1,329)

Increase in cash and cash equivalents	41,498	14,257
Cash and cash equivalents of discontinued operations	—	10
Cash and cash equivalents, beginning of period	16,108	1,841
Cash and cash equivalents, end of period	$57,606	$16,108

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$174	$277

Noncash Investing Activities:
Capital expenditures, not yet paid	$204	$267
See accompanying notes to consolidated financial statements.

Ascent Industries Co.
Consolidated Statements of Shareholders' Equity
For the years ended December 31, 2025 and 2024
(in thousands, except share and per share data)

	Common Stock				Treasury Stock
	Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Shares	Amount	Total
Balance December 31, 2023	11,085	$11,085	$47,333	$58,517	990	$(9,525)	$107,410
Net loss	—	—	—	(13,598)	—	—	(13,598)
Issuance of 79,032 shares of common stock from treasury	—	—	(761)	—	(79)	761	—
Share-based compensation	—	—	767	—	—	—	767
Repurchase of 101,263 shares of common stock	—	—	—	—	101	(1,034)	(1,034)
Balance December 31, 2024	11,085	$11,085	$47,339	$44,919	1,012	$(9,798)	$93,545
Net income	—	—	—	867	—	—	867
Issuance of 41,832 shares of common stock from treasury	—	—	(436)	—	(42)	436	—
Exercise of stock options for 32,000 shares, net	—	—	71	—	(32)	344	415
Share-based compensation	—	—	1,302	—	—	—	1,302
Repurchase of 745,524 shares of common stock	—	—	—	—	746	(9,137)	(9,137)
Balance December 31, 2025	11,085	$11,085	$48,276	$45,786	1,684	$(18,155)	$86,992
See accompanying notes to consolidated financial statements.

Ascent Industries Co.
Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
Note 1: Summary of Significant Accounting Policies
Ascent Industries Co. is a specialty chemicals platform focused on the development, production, and distribution of tailored, performance-driven chemical solutions. Ascent Industries Co. was incorporated in 1958 as the successor to a chemical manufacturing business founded in 1945 known as Blackman Uhler Industries, Inc. The Company's executive office is located at 20 N. Martingale Rd, Suite 430, Schaumburg, Illinois 60173. Unless indicated otherwise, the terms "Ascent", "Company," "we" "us," and "our" refer to Ascent Industries Co. and its consolidated subsidiaries.
The Company has one reportable segment: Specialty Chemicals. The segment produces critical ingredients and process aids for the oil & gas, household, industrial and institutional ("HII"), personal care, coatings, adhesives, sealants and elastomers ("CASE"), pulp and paper, textile, automotive, agricultural, water treatment, construction specialty formulations and intermediates for use in a wide variety of applications and industries with primary product lines focusing on the production of surfactants, defoamers, lubricating agents, flame retardants and chemical intermediates.
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
Reclassifications - Certain prior period amounts have been reclassified to conform to current period presentation, including the Company's Tubular Products segment, which includes Bristol Metals ("BRISMET") and American Stainless Tubing ("ASTI"), to discontinued operations and provision for (reduction of) inventory losses to inventories on the consolidated statements of cash flows.
Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash levels in bank accounts that, at times, may exceed federally-insured limits.
Accounts Receivable - Accounts receivable from the sale of products are recorded at net realizable value and the Company generally grants credit to customers on an unsecured basis. Substantially all of the Company's accounts receivable are due from companies located throughout the United States. The Company provides an allowance for credit losses for expected uncollectible amounts. The allowance is based upon an analysis of accounts receivable balances with similar risk characteristics on a collective basis, considering factors such as the aging of receivables balances, historical loss experience, current information, and future expectations. Each reporting period, the Company reassesses whether any accounts receivable no longer share similar risk characteristics and should instead be evaluated as part of another pool or on an individual basis. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables are generally due within 30 to 90 days. Delinquent receivables are written off based on individual credit evaluations and specific circumstances of the customer.
The opening and closing balances of our accounts receivables from continuing operations are as follows (in thousands):

(in thousands)	January 1, 2024	December 31, 2024	December 31, 2025
Accounts receivables, net	$15,097	$12,232	$10,040

Ascent Industries Co.
Notes to Consolidated Financial Statements

Activity in the allowance for credit losses from continuing operations were as follows:

(in thousands)	2025	2024
Balance at beginning of period	$202	$151
Current period provision for expected credit losses	52	378
Deductions from allowance	(621)	(327)
Other[1]	1,371	—
Balance at end of period	$1,004	$202
1Remaining allowance for credit losses associated with the former Munhall facility. Receivables balance was fully reserved as of December 31, 2025 and 2024.
Inventories - Inventories are stated at the lower of cost or net realizable value ("LCNRV"). Cost is determined by either specific identification or weighted average methods.
At the end of each quarter, recent sales reports are reviewed to identify sales price trends that would indicate products or product lines that are being sold below our cost. This would indicate that an adjustment would be required. An LCNRV adjustment is recorded when the Company's inventory cost, based upon a historical price, is greater than the current selling price of that product. LCNRV adjustments of $0.2 million and $0.5 million were required during the years ended December 31, 2025 and 2024, respectively.
In addition, the Company establishes inventory reserves for:
•Estimated obsolete or unmarketable inventory - The Company identifies aged inventory items with slow or no sales activity for finished goods or slow or no usage for raw materials for a certain period of time. For those inventory items, a reserve is established for a percentage of the inventory cost and is based on our current knowledge with respect to inventory levels, sales trends and historical experience. The Company reserved $1.0 million and $1.1 million for continuing operations as of December 31, 2025 and 2024, respectively.
•Estimated quantity losses - The Company performs an annual physical count of inventory during the fourth quarter each year for all facilities. A reserve is established for the potential quantity losses that could occur subsequent to their physical inventory and is based upon the most recent physical inventory results. The Company had $0.1 million reserved for physical inventory quantity losses for continuing operations as of December 31, 2025 and 2024.
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

Ascent Industries Co.
Notes to Consolidated Financial Statements

The gross carrying amount and accumulated amortization of intangible assets from continuing operations consist of the following:

	2025		2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Customer related	$5,100	$(2,779)	$5,100	$(2,167)
Trademarks and trade names	150	(32)	150	(32)
Other	500	(106)	500	(106)
Total definite-lived intangible assets	$5,750	$(2,917)	$5,750	$(2,305)
The Company recorded amortization expense related to intangible assets from continuing operations of $0.6 million and $0.7 million for 2025 and 2024, respectively.

Estimated amortization expense for the next five fiscal years based on existing intangible assets is as follows:

(in thousands)
2026	$468
2027	375
2028	310
2029	278
2030	249
Thereafter	1,153
Total	$2,833
Deferred Charges - Deferred charges represent debt issuance costs and are amortized over their estimated useful lives using the straight-line method over a period of four years and is recorded in interest expense on the consolidated statements of income (loss). In the year 2025, the Company capitalized $0.5 million of debt issuance costs related to its Credit Facility Amendments with BMO Bank N.A. Debt issuance costs remaining related to the Company's previous credit agreements were expensed in 2025. See Note 6 for additional information on the Company's credit facilities.
Deferred charges totaled $0.4 million and $0.3 million as of December 31, 2025 and 2024, respectively. Accumulated amortization of deferred charges as of December 31, 2025 and 2024 totaled $0.1 million and less than $0.1 million, respectively.
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
The Company subleases portions of certain properties that are not used in its operations. Sublease income was $0.6 million and $0.4 million for 2025 and 2024, respectively.
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
Shipping Costs - Shipping costs are treated as fulfillment activities at the time control and title of the promised good and services rendered are transferred to the customer. Shipping costs from continuing operations of approximately $0.5 million and $0.3 million in 2025 and 2024, respectively, are recorded in cost of goods sold on the consolidated statements of income (loss).

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
Concentrations of Credit Risk - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits and trade accounts receivable. The Company monitors the financial institutions where it invests its cash and cash equivalents as well as performs credit reviews of potential customers when extending credit to purchase and periodic reviews of existing customers to mitigate exposure and risk. The Company has five customers that accounted for approximately 51% of revenues for 2025 and 35% of revenues for 2024.
Accounting Pronouncements Recently Adopted - In December 2025, the Company adopted Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The amendments also require that all entities disclose more detailed information about income taxes paid, including by jurisdiction; pretax income (or loss) from continuing operations; and income tax expense (or benefit). The Company adopted this standard on a prospective basis and the adoption did not have a material effect on the consolidated financial statements or footnote disclosures.
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
Accounting Pronouncements Not Yet Adopted - In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. The ASU requires updated disclosures, in the notes to the financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity disclose the amounts of purchases of inventory, employee compensation, depreciation, intangible asset amortization and depreciation, depletion, and amortization recognized as part of oil and gas producing activities included in relevant expense captions. The amendments also require disclosure of qualitative descriptions of amounts remaining in relevant expense captions that are not separately disaggregated and to disclose the total amount of selling expenses as well as the entity's definition of selling expenses. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2027, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and footnote disclosures.

Recent accounting pronouncements pending adoption not discussed in this Form 10-K are either not applicable to the Company or are not expected to have a material impact on the Company.

Ascent Industries Co.
Notes to Consolidated Financial Statements

Note 2: Discontinued Operations
Divestiture of Bristol Metals
On March 12, 2025, the Company and its wholly-owned subsidiaries Synalloy Metals, Inc. ("Synalloy Metals") and Bristol Metals, LLC. ("BRISMET"), entered into an Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which they sold substantially all of the assets related to BRISMET to Bristol Pipe and Tube, Inc., a Delaware corporation and wholly-owned subsidiary of Ta Chen International, Inc. (the “Purchaser”). Ascent and Purchaser also entered into a Transition Services Agreement (the “TSA”) dated March 12, 2025, pursuant to which Ascent has agreed to provide certain transition services to Purchaser immediately after the closing for certain agreed upon transition periods. On April 4, 2025, the Company and Purchaser completed the transaction contemplated by the Purchase Agreement. The consideration for the transaction was approximately $45 million of cash proceeds, of which $4.5 million was placed in an escrow account to be received in 18 months from the closing date. The escrow amount is presented within "Advances and other receivables" on the consolidated balance sheets. During the three months ended September 30, 2025, the Company and Purchaser completed the measurement period closing adjustments under the terms of the Purchase Agreement resulting in a pretax gain on sale of $2.5 million. As a result of the sale, BRISMET results of operations are classified under discontinued operations for all periods presented. Prior to the divestiture, BRISMET was reported under the Company's former Tubular Products segment.

Divestiture of American Stainless Tubing
On June 23, 2025, the Company and its wholly-owned subsidiary American Stainless Tubing, Inc. ("ASTI"), entered into an Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which they sold substantially all of the assets related to ASTI to First Tube, LLC., a Texas limited liability company and wholly-owned subsidiary of Triple-S Steel Holdings, Inc (the “Purchaser”). On June 30, 2025, the Company and Purchaser completed the transaction contemplated by the Purchase Agreement. The consideration for the transaction was approximately $16 million of cash proceeds, of which $0.8 million was placed in an escrow account to be received in 12 months from the closing date. The escrow amount is presented within "Advances and other receivables" on the condensed consolidated balance sheets. The sale resulted in a pretax gain on sale of $4.6 million. ASTI's results of operations are classified under discontinued operations for all periods presented. Prior to the divestiture, ASTI was reported under the Company's former Tubular Products segment.

The financial results of the Company's discontinued operations are presented as income from discontinued operations, net of tax on the consolidated statements of income (loss). The following table summarizes the results of the Company's discontinued operations:

	(Unaudited)
	Three months ended December 31,		Year Ended December 31,
(in thousands)	2025	2024	2025	2024
Net sales	$—	$22,549	$34,460	$97,398
Cost of sales	—	19,227	29,770	88,210
Gross profit	—	3,322	4,690	9,188

Selling, general and administrative expense	—	1,543	1,887	5,658
Acquisition costs and other	—	242	3,421	395
Loss (gain) on sale of assets	—	228	(7,094)	(1,313)
Asset impairments	—	—	—	1,115
Income from discontinued operations before income taxes	—	1,309	6,476	3,333
Income tax provision	32	2,491	25	4,354
Net income (loss) from discontinued operations	$(32)	$(1,182)	$6,451	$(1,021)

Ascent Industries Co.
Notes to Consolidated Financial Statements

The following table presents the aggregate carrying amounts of the classes of assets and liabilities of the Company's discontinued operations:

(in thousands)	December 31, 2025	December 31, 2024
Carrying amounts of assets included as part of discontinued operations:
Cash and cash equivalents	$—	$10
Accounts receivable, net	—	11,597
Inventories	—	35,236
Prepaid expenses and other current assets	—	998
Current assets classified as discontinued operations	—	47,841
Property, plant and equipment, net	—	7,873
Right-of-use assets, operating leases, net	—	85
Intangible assets, net	—	3,564
Other non-current assets, net	—	2,661
Long-term assets classified as discontinued operations	—	14,183
Total assets classified as discontinued operations	$—	$62,024

Carrying amounts of liabilities included as part of discontinued operations:
Accounts payable	—	6,252
Deferred revenue	—	1,360
Accrued expenses and other current liabilities	—	2,019
Current portion of operating lease liabilities	—	84
Current portion of finance lease liabilities		41
Current liabilities classified as discontinued operations	—	9,756
Total liabilities classified as discontinued operations	$—	$9,756
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

Ascent Industries Co.
Notes to Consolidated Financial Statements

The following table presents the Company's revenues, disaggregated by product group from continuing operations:

(in thousands)	2025	2024
Custom Manufacturing[1]	$52,643	$58,920
Core Technology[2]	22,299	21,843
Net sales	$74,942	$80,763
1Custom Manufacturing includes tolling, dedicated manufacturing and other manufacturing in which the customer formulation or intellectual property is owned by the customer
2Core technology includes product groups in which Ascent owns the right to the formulation or the intellectual property used in the manufacturing process

The Company's revenues are derived from contracts with customers where performance obligations are satisfied at a point-in-time or over-time. Performance obligations are supported by contracts with customers, providing a framework for the nature of the distinct goods, services or bundle of goods and services. The timing of satisfying the performance obligation is typically indicated by the terms of the contract. The following table represents the Company's revenue recognized at a point- in-time and over-time.

(in thousands)	2025	2024
Point-in-time	$54,256	$58,440
Over-time	$20,686	$22,323
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
The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, notes payable and revolving line of credit.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
For the fiscal year ended December 31, 2025 the Company's only significant measurements of assets and liabilities at fair value on a non-recurring basis subsequent to their initial recognition were certain right-of-use assets. For the fiscal year ended December 31, 2024, the Company's only significant measurements of assets and liabilities at fair value on a non-recurring basis subsequent to their initial recognition were certain long-lived assets and certain assets held for sale.
Right-of-use assets
During the second quarter of 2025, the Company incurred impairment charges of $1.6 million related to the write down of the right-of-use asset for the Company's Master lease associated with the former Munhall facility. Fair value was estimated by using a discounted cash flow method. The discounted future cash flows were determined based on future sublease rental rates, future sublease market conditions and a discount rate based on the Company's incremental borrowing rate. In the fourth

Ascent Industries Co.
Notes to Consolidated Financial Statements

quarter of 2025, the Company and its sale leaseback partner, Store, completed a lease assignment of the former Munhall facility to an unaffiliated third party and entered into Seventh Amended and Restated Master Lease agreement to reduce Ascent's rent with STORE. As a result of the assignment and associated lease modification, the Company recognized a gain on modification of $1.7 million in the fourth quarter of 2025. See Note 7 for additional information on the Company's leases.
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
Fair Value of Financial Instruments
The fair values of cash and cash equivalents, accounts receivable, accounts payable and the Company's note payable approximated their carrying value because of the short-term nature of these instruments. The Company's revolving line of credit, which is based on a variable interest rate, are also reflected in the financial statements at carrying value which approximates fair value as of December 31, 2025. The carrying amount of cash and cash equivalents are considered Level 1 measurements. The carrying amounts of accounts receivable, accounts payable, note payable and revolving line of credit are considered Level 2 measurements. See Note 6 for further information on the Company's debt.
Note 5: Property, Plant and Equipment
Property, plant and equipment consist of the following:

(in thousands)	2025	2024
Land	$518	$665
Leasehold improvements	2,624	2,220
Buildings	1,830	1,475
Machinery, fixtures and equipment	40,120	39,038
Construction-in-progress	332	875
	45,424	44,273
Less accumulated depreciation and amortization	(29,662)	(26,684)
Property, plant and equipment, net	$15,762	$17,589

The following table sets forth depreciation expense related to property, plant and equipment:

(in thousands)	2025	2024
Cost of sales	$3,312	$3,643
Selling, general and administrative	262	241
Total depreciation	$3,574	$3,884

Ascent Industries Co.
Notes to Consolidated Financial Statements

Note 6: Debt
Short-term debt
On June 21, 2025, the Company entered into a note payable in the amount of $1.1 million with an interest rate of 3.68% maturing April 1, 2026. The agreement is associated with the financing of the Company's insurance premium in the current year. As of December 31, 2025, the outstanding balance was $0.4 million.

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

On December 10, 2025, Ascent Industries Co. (“Ascent”) entered into a Limited Waiver, Consent and Sixth Amendment to Credit Agreement and Omnibus Amendment to Loan Documents with BMO Bank N.A. and the other lenders under Ascent’s credit facility (the “Sixth Credit Facility Amendment”). The Sixth Credit Facility Amendment contained a consent for (a) Ascent entering into the assignment of the lease for Ascent’s former Munhall facility to a new tenant, and (b) certain organizational changes relating to an internal restructuring of Ascent’s chemical manufacturing businesses, including (i) updates to the names of Ascent’s chemical manufacturing businesses designed to provide for more consistent branding across its manufacturing locations and (ii) the formation of a new holding company named Ascent Chemicals, LLC (“Ascent Chemicals”) to own all of Ascent’s chemical manufacturing businesses. The Sixth Credit Facility Amendment also added Ascent Chemicals as a loan party to the credit facility. In addition, the Credit Facility Amendment provided a limited waiver of an event of default that occurred under the credit facility due to Ascent’s repurchase of shares in an aggregate amount that exceeded the threshold set forth in Section 8.06(c) of the credit facility. The lenders under the credit facility have not accelerated any obligations of Ascent as a result of such event of default and will no longer have any such acceleration rights as a result of the limited waiver. The maximum revolving loan commitment under the credit facility remains $30 million with an interest rate between 1.85% and 2.35%, depending on average availability under the credit facility and the Company's consolidated fixed charge coverage ratio. The term of the credit facility remains through December 31, 2027.
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
Pursuant to the Sixth Credit Facility Amendment, the Company was required to pledge all of its tangible and intangible properties, including the stock and membership interests of its subsidiaries. The Sixth Credit Facility Amendment contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $4.5 million and (ii) 15% of the revolving credit facility. As of December 31, 2025, the Company was in compliance with all financial debt covenants.
The revolving line of credit interest rate was 0.35% as of December 31, 2025 and 2024, respectively. The interest rate in 2025 and 2024 consisted solely of the Company's unused commitment fee under the Credit Facility. The Company had no average borrowings under the revolving line of credit during 2025 or 2024.
The Company made interest payments on all credit facilities of $0.2 million and $0.3 million in 2025 and 2024, respectively.
The Company had no debt outstanding under its credit facilities as of December 31, 2025 and 2024.
As of December 31, 2025, the Company had $11.4 million of remaining availability under its credit facility.

Ascent Industries Co.
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
On April 4, 2025, Ascent and Store entered into a Fifth Amended and Restated Master Lease Agreement (the "Fifth Master Lease") to remove the BRISMET facility and reduce the Company's rent pursuant to the Fourth Amended and Restated Master Lease Agreement between the parties dated August 28, 2024. The Fifth Master Lease was determined to be a lease modification that qualified for a remeasurement of the existing lease and not a separate contract. Upon modification of the Fifth Master Lease, the right-of-use asset and operating lease liability were remeasured using an incremental borrowing rate determined on the date of modification. As such, the Company recognized a decrease in the right-of-use asset and operating lease liability related to the Fifth Master Lease of $6.5 million and $7.0 million, respectively, and recognized a gain on the modification of $0.5 million, which is reported within operating expenses on the consolidated statements of income (loss).
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
In the fourth quarter of 2025, the Company and Store completed a lease assignment of the former Munhall facility to a unaffiliated third party. As a result, on November 14, 2025, Ascent and Store entered into a Seventh Amended and Restated Master Lease Agreement (the "Seventh Master Lease") to remove the former Munhall facility and reduce the Company's rent pursuant to the Sixth Amended and Restated Master Lease Agreement between the parties dated June 30, 2025. The Seventh Master Lease was determined to be a lease modification that qualified for a remeasurement of the existing lease and not a separate contract. Upon modification of the Sixth Master Lease, the right-of-use asset and operating lease liability were remeasured using an incremental borrowing rate determined on the date of modification. As such, the Company recognized a decrease in the right-of-use asset and operating lease liability related to the Seventh Master Lease of $5.5 million and $7.2 million, respectively, resulting in a gain on modification of $1.7 million in the fourth quarter of 2025.
As of December 31, 2025, operating lease liabilities related to the master lease agreement with Store Capital totaled $11.7 million, or 88% of the total lease liabilities on the consolidated balance sheet.
During the year ended December 31, 2025, the Company entered into new finance lease agreements resulting in an additional $0.3 million of finance lease assets and lease liabilities. The Company did not enter into any new operating lease agreements for the year ended December 31, 2025.

Ascent Industries Co.
Notes to Consolidated Financial Statements

Balance Sheet Presentation
Operating and finance lease amounts from continuing operations are as follows (in thousands):

		Year Ended December 31,
Classification	Financial Statement Line Item	2025	2024
Operating lease assets	Right-of-use assets, operating leases	$9,368	$28,140
Finance lease assets	Property, plant and equipment, net	1,060	1,227
Current liabilities	Current portion of lease liabilities, operating leases	712	1,495
Current liabilities	Current portion of lease liabilities, finance leases	331	293
Non-current liabilities	Non-current portion of lease liabilities, operating leases	11,496	29,972
Non-current liabilities	Non-current portion of lease liabilities, finance leases	$808	$1,015

Total Lease Cost
Individual components of the total lease cost incurred by the Company are as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Operating lease cost[1]	$2,423	$3,924
Finance lease cost:
Reduction in carrying amount of right-of-use assets	226	311
Interest on finance lease liabilities	53	85
Sublease income	(552)	(419)
Total lease cost	$2,150	$3,901
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

Maturity of Leases
The amounts of undiscounted future minimum lease payments under leases as of December 31, 2025 are as follows:

(in thousands)	Operating	Finance
2026	$1,557	$387
2027	1,589	387
2028	1,622	387
2029	1,655	86
2030	1,589	65
Thereafter	9,566	—
Total undiscounted minimum future lease payments	17,578	1,312
Imputed Interest	(5,370)	(174)
Total lease liabilities	$12,208	$1,138

Ascent Industries Co.
Notes to Consolidated Financial Statements

Lease Term and Discount Rate

	Year Ended December 31,
	2025	2024
Weighted-average discount rate
Operating leases	7.18%	7.15%
Finance leases	5.94%	5.75%
Weighted-average remaining lease term
Operating leases	10.50 years	11.59 years
Finance leases	3.23 years	4.03 years
Subleases
During the second quarter of 2024, the Company entered into a sublease agreement with a third party to sublease the former Specialty Pipe and Tube, Inc. facilities in Mineral Ridge, Ohio and Houston, Texas. The sublease agreement continues through the remaining term of the Master Lease Agreement and will expire on September 30, 2036, unless terminated in accordance with the sublease agreement. The sublease provides for an annual base rent of approximately $0.1 million in the first year, which increases on an annual basis by 2.0%. The sublessee is responsible for taxes and all operating expenses related to the subleased space

The Company also currently subleases the former Palmer facility and records cash receipts related to the subleases in other expense (income) on the consolidated statements of income (loss). Sublease payments offset the amounts the Company incurs in the Master Lease related to sublet facilities.

Future expected cash receipts from the Company's subleases as of December 31, 2025 are as follows:

(in thousands)	Sublease Receipts
2026	$594
2027	606
2028	618
2029	631
2030	643
Thereafter	3,954
Total sublease receipts	$7,046

Note 8: Accrued Expenses & Other Current Liabilities
Accrued expenses for continuing operations consist of the following:

(in thousands)	2025	2024
Salaries, wages, and commissions	$2,934	$1,636
Income taxes	115	—
Taxes, other than income taxes	988	350
Insurance	384	964
Professional fees	127	303
Benefit plans	10	17
Waste disposal	355	—
Other accrued items	476	328
Total accrued expenses	$5,389	$3,598

Ascent Industries Co.
Notes to Consolidated Financial Statements

Note 9: Shareholders' Equity
Authorized shares of common stock were $24.0 million ($1.00 par value) at December 31, 2025 and 2024.
Share Repurchase Program
The Company's previous share repurchase program allowed for repurchase of up to 790,383 shares of the Company's outstanding common stock and expired on February 17, 2025. On February 17, 2025, the Board of Directors authorized a new share repurchase program allowing for repurchase of up to 1.0 million shares of the Company's outstanding common stock over 24 months. On December 19, 2025, the Board of Directors authorized a new share repurchase program allowing for repurchase of up to 2.0 million shares of the Company's outstanding common stock over 24 months. The shares will be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Under the program, the purchases will be funded from available working capital, and the repurchased shares will be returned to the status of authorized, but unissued shares of common stock or held in treasury. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. As of December 31, 2025, the Company had 1,998,504 shares of its share repurchase authorization remaining.
The Company may also withhold shares from employees to satisfy either the exercise price of stock options exercised or the statutory withholding tax liability resulting from the vesting of share-based awards.
Shares repurchased for the year ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Share repurchase program[1]	740,683	101,263
Shares withheld from employees	4,841	—
Total shares repurchased	745,524	101,263
Average price per share	$12.26	$10.21
Total cost of shares repurchased[2]	$9,159,661	$1,037,346
1Includes 745 shares repurchased under previous share repurchase program which expired on February 17, 2025 and 743,283 shares repurchased under the repurchase program authorized on February 17, 2025
2Includes broker fees incurred as part of repurchase transactions
Dividends
At the end of each fiscal year the Board reviews the financial performance and capital needed to support future growth to determine the amount of cash dividend, if any, which is appropriate. In 2025 and 2024, no dividends were declared or paid by the Company.
Note 10: Accounting for Share-Based Payments
Overview of Share-Based Payment Plans
The Company has a number of active and inactive equity incentive plans (the "Incentive Plans") under which the Company has been authorized to grant share-based awards to key employees and non-employee directors. A total of 0.8 million shares have been authorized for grant to key employees and non-employee directors under the Company's currently active Incentive Plans. As of December 31, 2025, there were 0.4 million shares remaining available for grants under the currently active equity Incentive Plans.
The Company recognized share-based compensation expense within SG&A expense on the consolidated statements of income (loss) of $1.3 million and $0.8 million in 2025 and 2024, respectively.
Total unrecognized share-based payment expense for all share-based payment plans was $1.0 million at December 31, 2025, of which $0.6 million is expected to be recognized in 2026 and $0.4 million thereafter. This results in these amounts being recognized over a weighted-average period of 2.34 years.

Ascent Industries Co.
Notes to Consolidated Financial Statements

Stock Options
Stock options have terms of 10 years and vest in 20% or 33% increments annually on a cumulative basis, beginning one year after the date of grant, and are assigned an exercise price equal to the average of the high and low common stock price on the day prior to the date of grant. Options are expensed on a straight-line basis over the grant vesting period, which is considered to be the requisite service period. There was no compensation expense charged against income for options in 2025 or 2024.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. When determining expected volatility, the Company considers the historical volatility of the Company’s stock price. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, based on the options’ expected term. The Company granted no new options in 2025 or 2024.
Transactions related to stock options for the year ended December 31, 2025 are summarized as follows:

	Weighted Average Exercise Price	Options Outstanding	Weighted Average Contractual Term (in years)	Intrinsic Value of Options
Outstanding at December 31, 2024	$13.56	98,088	4.2	$—
Exercised	13.00	(32,000)
Canceled, forfeited, or expired	15.37	(23,421)
Outstanding at December 31, 2025	$13.00	42,667	4.1	$136,321
Vested and expected to vest at December 31, 2025	$—	—	—	$—
Exercisable options	$13.00	42,667	4.1	$136,321

Restricted Stock Awards
Restricted stock awards are valued based on the average of the high and low common stock price on the day prior to the date of grant. In general, these awards vest in 33% increments annually on a cumulative basis, beginning one year after the date of grant. In order for the awards to vest, the employee must be in the continuous employment of the Company since the date of the award. Except for death, disability, or qualifying retirement, any portion of an award that has not vested is forfeited upon termination of employment. An employee is not entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable.
All awards are expensed on a straight-line basis over the grant vesting period, which is considered to be the requisite service period. The weighted average period over which the restricted stock awards compensation expense is expected to be recognized is 2.53 years.
Transactions related to restricted stock awards for the year ended December 31, 2025 are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2024	29,865	$9.49
Granted	69,448	12.72
Vested	(11,590)	9.98
Nonvested at December 31, 2025	87,723	$10.68

Performance Stock Units
The Company issues performance stock units classified as equity awards. In order for the awards to vest, the employee must be in the continuous employment of the Company since the date of the award. Except for death, disability, or qualifying retirement, any portion of an award that has not vested is forfeited upon termination of employment. An employee is not entitled to any voting rights with respect to any shares not yet vested, and the shares are not transferable.

Ascent Industries Co.
Notes to Consolidated Financial Statements

The Company issues performance stock units which contain performance and service conditions that must be satisfied for an employee to earn the right to benefit from the award. Expense is recognized on a straight-line basis over the requisite service period, based on the probability of achieving the performance condition, with changes in expectations recognized as an adjustment to earnings in the period of the change. Compensation cost is not recognized for performance share units that do not vest because service or performance conditions are not satisfied, and any previously recognized compensation cost is reversed. The performance condition for these awards is based on the achievement of specified Adjusted EBITDA targets.

In general, 0% to 150% of the Company’s performance share units vest at the end of a specified service period from the date of grant based upon achievement of the performance condition, with both the service period and performance condition specified in the performance share unit agreement.

Transactions related to performance share units which have a performance and service condition for the year ended December 31, 2025 are as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2024	—	$—
Granted	69,541	12.44
Nonvested at December 31, 2025	69,541	$12.44

The weighted-average grant-date price per unit of performance stock units granted with a performance and service condition was $12.44 in 2025. The Company did not grant performance stock units granted with a performance and service condition in 2024.
The Company also issues performance stock units which contain market conditions that must be satisfied for an employee to earn the right to benefit from the award. Performance stock units vest upon the achievement of specific thirty-day volume-weighted average price targets of a share of the Company's common stock over a period of three years.

The performance stock units are divided into tranches, each one vesting on the date the thirty-day volume-weighted average price of the Company's common stock meets or exceeds the price target are summarized in the table below:

	Shares	Volume Weighted Average Price Target
Tranche I	11,589	16.00
Tranche II	11,588	19.00
The fair value of the performance stock units granted with a market performance condition are determined using a Monte Carlo simulation considering historical performance of the Company's stock as well as the probability of attaining the market performance condition determined on the date of grant. Expense is recognized on a straight-line method over the requisite service period. Performance stock units do not have dividend rights. The weighted average period over which the performance stock units compensation expense is expected to be recognized is 2.27 years.

Transactions related to performance stock units which have a market condition for the year ended December 31, 2025 are as follows:

	Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2024	184,767	$3.49
Vested	(11,590)	2.64
Forfeited	(150,000)	3.64
Outstanding at December 31, 2025	23,177	$2.94

Ascent Industries Co.
Notes to Consolidated Financial Statements

The Company did not grant performance stock units with a market condition in 2025. The weighted-average grant-date fair value per unit of performance stock units granted with a market condition was $2.61 in 2024.

There were 11,590 shares of performance stock units with a market condition vested in 2025. There were no performance stock units with a market condition vested in 2024.

Non-Employee Director Compensation Plan
Non-employee directors are paid an annual retainer of $115,000. Each non-employee director appointed to serve as a chairperson of a standing board committee receives the following annual retainer: Audit Committee: $10,000; Compensation Committee: $7,500; Nominating and Corporate Governance Committee: $6,000. The committee chairperson retainer is in addition to the board retainer. Each director has the opportunity to elect to receive 100% of the retainer in restricted stock with a minimum of $30,000 of the retainer in restricted stock. The amount of the retainer elected to be paid in restricted stock vests quarterly over a one year period. The number of restricted shares is determined by the average of the high and low sale price of the Company's stock on the day prior to the Annual Meeting of Shareholders. In 2025, the Company issued an aggregate of 13,498 shares of restricted stock to non-employee directors in lieu of $0.2 million of their annual cash retainer fees. The weighted average period over which the non-employee director award compensation expense is expected to be recognized is 0.48 years.
Note 11: Income Taxes

As discussed in Note 1, in December 2023, the FASB issued ASU 2023-09, which established new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation while also further disaggregating income taxes paid. In the fourth quarter of 2025, the company adopted ASU 2023-09.

On July 4, 2025, the legislation commonly referred to as the One Big Beautiful Bill Act ("OBBBA") was enacted in the United States. The OBBBA includes several significant changes in the U.S. tax law, including the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and the restoration of favorable tax treatment for specific business provisions, including domestic research cost expensing and the business interest expense limitation. This legislation was enacted during the third quarter of 2025 and at this time, the Company does not expect the effects of this legislation to have a material impact on its financial results.

The Company's loss from continuing operations before income taxes is domestic-sourced only, and was as follows for the periods presented:

(in thousands)	2025	2024
Loss from continuing operations before income taxes	$(5,562)	$(10,771)

The Company's income tax expense from continuing operations consisted of the following:

(in thousands)	2025	2024
Current income taxes:
Federal	$(26)	$(39)
State	134	(144)
Total current income taxes	108	(183)
Deferred tax expense:
Federal	(98)	1,653
State	12	336
Total deferred income taxes	(86)	1,989
Income tax expense	$22	$1,806

Ascent Industries Co.
Notes to Consolidated Financial Statements

The reconciliation of the statutory federal income tax rate to the effective tax rate for the current year in comparison of prior year in accordance with the adoption of ASU 2023-09 is as follows:

(in thousands)	2025		2024
	Amount	%	Amount	%
Tax at U.S. statutory rates	$(1,168)	21.0%	$(2,262)	21.0%
State income taxes, net of federal tax benefit[1]	340	(6.1)%	(7)	0.1%
State valuation allowance	(225)	4.0%	158	(1.5)%
Federal valuation allowance	966	(17.3)%	4,095	(38.0)%
Stock option compensation	104	(1.9)%	37	(0.3)%
Other nondeductible expenses	5	(0.1)%	(12)	0.1%
Other, net	—	—%	(203)	1.8%
Total	$22	(0.4)%	$1,806	(16.8)%
1The state that contributes the majority (greater than 50%) of the tax effect in this category is South Carolina..

A summary of total income taxes paid (net of refunds), in accordance with the adoption of ASU 2023-09 for the year ended December 31, 2025 is as follows:

(in thousands)	2025
U.S. Federal	$(20)
U.S. State total	$(73)

Income taxes paid (net of refunds) exceeded five percent of total income taxes paid (net of refunds) in the following jurisdictions:

(in thousands)	2025
Georgia	$77
South Carolina	12
Illinois	(143)
Virginia	(17)

Ascent Industries Co.
Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred tax assets and liabilities from continuing operations are as follows at the respective year ends:

(in thousands)	2025	2024
Deferred income tax assets:
Inventory valuation reserves	$306	$1,570
Inventory capitalization	96	550
Accrued bonus	483	318
State net operating loss carryforwards	1,911	2,055
Federal net operating loss carryforwards	5,813	4,075
Lease liabilities	3,037	7,484
Interest limitation carryforwards	1,302	1,488
Intangible asset basis differences	(671)	781
Other	752	1,444
Total deferred income tax assets	13,029	19,765
State valuation allowance	(1,757)	(2,026)
Federal valuation allowance	(6,681)	(7,040)
Total net deferred income tax assets	4,591	10,699

Deferred income tax liabilities:
Fixed asset basis differences	2,163	4,010
Prepaid expenses	293	300
Lease assets	2,376	6,709
Total deferred income tax liabilities	4,832	11,019
Deferred income taxes, net	$(241)	$(320)

The Company's effective tax rate for 2025 was less than the U.S. statutory rate of 21% primarily driven by adjustments to the valuation allowance in the period and increases in stock compensation. The Company's effective tax rate for 2024 was less than the U.S. statutory rate of 21% primarily due to discrete tax charges associated with recording a valuation allowance on cumulative US Federal and state deferred tax assets.

The Company made no income tax payments in 2025 or 2024. The Company has $27.7 million of U.S. Federal net operating loss carryforwards and $6.2 million of interest limitation carryforwards at the end of 2025 compared to $19.4 million of U.S. Federal net operating loss carryforwards and $7.1 million of interest limitation carryforwards at the end of 2024. During the period, the Company determined that these carryforwards are unrealizable and not more likely than not to be utilized in future periods. The majority of these carryforwards are not subject to expiration.

In addition, on a gross basis the Company had state net operating loss carryforwards of $41.8 million and $46.2 million at the end of 2025 and 2024, respectively. As of the end of 2025, the Company had recognized a state valuation allowance of $1.8 million, representing approximately a $0.3 million decrease year-over-year primarily driven by net operating loss carryforward expiration in jurisdictions for which we believe it is not more likely than not to be utilized in future periods. The majority of these losses will expire between the years of 2026 and 2044, while certain losses are not subject to expiration.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal examinations for years before 2020 or state examinations for years before 2019.

The Company had no uncertain tax position activity during 2025 or 2024. The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in the provision for income taxes. The Company had no accruals for uncertain tax positions including interest and penalties at the end of 2025.

Ascent Industries Co.
Notes to Consolidated Financial Statements

Note 12: Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share:

(in thousands, except per share data)	2025	2024
Numerator:
Net loss from continuing operations	$(5,584)	$(12,577)
Net income (loss) from discontinued operations	6,451	(1,021)
Net income (loss)	$867	$(13,598)
Denominator:
Weighted average common shares outstanding	9,643	10,106
Denominator for diluted earnings per share - weighted average shares	9,643	10,106

Net loss per share from continuing operations:
Basic	$(0.58)	$(1.24)
Diluted	$(0.58)	$(1.24)

Net income (loss) per share from discontinued operations:
Basic	$0.67	$(0.11)
Diluted	$0.67	$(0.11)

Net income (loss) per share:
Basic	$0.09	$(1.35)
Diluted	$0.09	$(1.35)
The diluted earnings (loss) per share calculations exclude the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. The Company's dilutive securities have been excluded from the computation of diluted net loss share. Therefore, the weighted average number of common shares used to calculate the basic and diluted net loss per share is identical. The Company had 0.1 million shares of common stock that were anti-dilutive in 2025 and 2024.
Note 13: Industry Segments
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

Ascent Industries Co.
Notes to Consolidated Financial Statements

The following tables summarize certain information regarding segments of the Company's continuing operations:

	Year Ended December 31, 2025
(in thousands)	Specialty Chemicals	Corporate & Other[1]	Continuing Operations
Net sales	$74,942	$—	$74,942
Cost of goods sold - material	34,068	—	34,068
Cost of goods sold - other[2]	20,350	—	20,350
Depreciation	3,312	—	3,312
Gross profit	17,212	—	17,212
Research and development	—	71	71
Selling, general and administrative expense[3]	12,590	10,371	22,961
Depreciation & amortization	779	353	1,132
Acquisition costs and other	92	639	731
Asset impairments	—	1,622	1,622
Gain on lease modification	—	(2,278)	(2,278)
Interest (income) expense, net	52	(764)	(712)
Income taxes	—	22	22
Other (income) expense, net	(1)	(752)	(753)
Net income (loss)	$3,700	$(9,284)	$(5,584)

Identifiable assets	$37,303	$74,634	$111,937
Capital expenditures	$1,385	$159	$1,544
Geographic sales[4]
United States	$70,495	$—	$70,495
Mexico	1,186	—	1,186
Canada	785	—	785
Honduras	711	—	711
Colombia	627	—	627
The Netherlands	597	—	597
Costa Rica	266	—	266
Japan	90	—	90
Guatemala	53	—	53
Singapore	44	—	44
Bahamas	37	—	37
Taiwan	31	—	31
Thailand	$20	$—	$20
1Other includes corporate overhead expenses and ongoing expenses for properties under the Master Lease not assigned to a segment in which the Company is the responsible party.
2Cost of good sold - other includes manufacturing labor and overhead expenses, repair and maintenance expense, shipping expense, scrap and shrinkage expense, and other operational manufacturing overhead expenses.
3Selling, general and administrative expenses include sales and administrative salaries, wages and benefits and overhead expenses, professional fees, corporate overhead allocation expense and other administrative overhead expenses.
4Geographic sales are attributed to countries based on the location of the customer.

Ascent Industries Co.
Notes to Consolidated Financial Statements

	Year Ended December 31, 2024
(in thousands)	Specialty Chemicals	Corporate & Other[1]	Continuing Operations
Net sales	$80,763	$—	$80,763
Cost of goods sold - material	40,903	—	40,903
Cost of goods sold - other[2]	25,040	485	25,525
Depreciation	3,631	12	3,643
Gross profit	11,189	(497)	10,692
Selling, general and administrative expense[3]	8,672	11,185	19,857
Depreciation & amortization	874	168	1,042
Acquisition costs and other	476	186	662
Gain on lease modification	—	(67)	(67)
Interest expense, net	75	342	417
Income taxes	—	1,806	1,806
Other (income) expense, net	(1)	(447)	(448)
Net income (loss)	$1,093	$(13,670)	$(12,577)

Identifiable assets	$38,928	$46,298	$85,226
Capital expenditures	$1,120	$—	$1,120
Geographic sales
United States	$75,564	$—	$75,564
Mexico	1,880	—	1,880
Canada	1,750	—	1,750
Honduras	1,212	—	1,212
Costa Rica	194	—	194
Argentina	47	—	47
Singapore	44	—	44
Taiwan	30	—	30
Guatemala	22	—	22
Brazil	11	—	11
Other	$9	$—	$9
1Other includes corporate overhead expenses and ongoing expenses for properties under the Master Lease not assigned to a segment in which the Company is the responsible party.
2Cost of good sold - other includes manufacturing labor and overhead expenses, repair and maintenance expense, shipping expense, scrap and shrinkage expense, and other operational manufacturing overhead expenses.
3Selling, general and administrative expenses include sales and administrative salaries, wages and benefits and overhead expenses, professional fees, corporate overhead allocation expense and other administrative overhead expenses.
4Geographic sales are attributed to countries based on the location of the customer.
Note 14: Benefit Plans and Collective Bargaining Agreements
The Company has a 401(k) Employee Stock Ownership Plan (the "401(k)/ESOP Plan") covering all non-union employees. Employees can contribute to the 401(k)/ESOP Plan up to 100% of their wages with a maximum of $23,500 for 2025. Under the Economic Growth and Tax Relief Reconciliation Act, employees who are age 50 or older could contribute an additional $7,500 per year for a maximum of 31,000 for 2025. Contributions by the employees are invested in one or more funds at the direction of the employee; however, employee contributions cannot be invested in Company stock. Contributions by the Company are made in accordance with the investment elections made by each participant for his or her deferral contributions. The Company contributes on behalf of each eligible participant a matching contribution equal to a percentage determined

Ascent Industries Co.
Notes to Consolidated Financial Statements

each year by the Board of Directors. For 2025 and 2024 the maximum was 100% of employee contributions up to a maximum of 4% of their eligible compensation. The matching contribution is applied to the employee accounts after each payroll. Matching contributions of approximately $0.6 million and $1.0 million were made for 2025 and 2024, respectively. The Company may also make a discretionary contribution, which if made, would be distributed to all eligible participants regardless of whether they contribute to the 401(k)/ESOP Plan. No discretionary contributions were made to the 401(k)/ESOP Plan in 2025 or 2024.
The Company also maintains a Collective Bargaining Agreement (the "Virginia CBA") with the United Food and Commercial Workers, Local Union 400 (the "Virginia Union"), which represents employees at the Virginia facility and is required to make additional quarterly contributions for hourly employees who had a hire date prior to June 1, 2013. Additional quarterly matching contributions of approximately $29,629 were made for 2025 and $30,358 for 2024.
Note 15: Commitments and Contingencies
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures
The Company conducted an evaluation, under the supervision and with the participation of its management, of the effectiveness of the design and operation of its disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s principal executive and principal financial officers concluded as of December 31, 2025 that, based upon the ongoing ineffectiveness of its IT general controls, its disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in its internal control over financial reporting discussed below.
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective at the reasonable assurance level as of December 31, 2025.
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

Management identified a material weakness in its internal control over financial reporting related to IT general controls, specifically pertaining to reliance on a third-party service organization that supports an in-scope system critical to the Company’s financial reporting processes. We were notified by the third-party service organization that they would not be issuing a Service Organization Controls Report (SOC 1 report) attesting to the vendor’s internal controls. Although we gained an understanding of the control environment and changes that were made to the system by the service organization, we were not able to execute this monitoring control at the level of precision required to validate the completeness and accuracy of information received from this service organization.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, we previously identified material weaknesses in our internal control over financial reporting, specifically in the areas of inventory, revenue recognition, period-end financial reporting, including journal entries, reconciliations, and account analyses and complex accounting, such as income taxes.

With respect to the revenue recognition material weakness, we implemented and operated additional controls supporting the completeness and accuracy of the data used to process revenue transactions, and we further enhanced the control attributes supporting the execution of existing management review controls. With this sustained effort, we were able to remediate this material weakness as of December 31, 2025.

With respect to the previously identified material weaknesses specifically in the areas of inventory, period-end financial reporting, including journal entries, reconciliations, and account analyses and complex accounting, such as income taxes, based upon the continued IT general control ineffectiveness, we have been unable to conclude that these areas are remediated as of December 31, 2025.

While there were no material misstatements in 2025, these material weaknesses, individually or in the aggregate, could result in misstatements of accounts or disclosures in the consolidated financial statements that would not be prevented or detected on a timely basis. Accordingly, management has concluded that these control deficiencies constitute material weaknesses.

Remediation Efforts and Management’s Plan to Remediate the Remaining Material Weakness
The aforementioned material weaknesses were first identified in 2021 and 2022 and while the Company has significantly improved its internal control over financial reporting, certain material weaknesses remain un-remediated as of December 31, 2025 due to the continued IT general control ineffectiveness. During the year ended December 31, 2025, management, with oversight from the Company's Audit Committee, continued executing a detailed plan for remediation which includes:

•Actively working with the third-party service organization to issue a SOC 1 report in fiscal 2026 to obtain the necessary assurance. In addition, we are enhancing our monitoring controls and documentation to continue to strengthen our overall control environment.
•Maintaining corporate oversight over process-level controls and structures to ensure that there is appropriate assignment of authority, responsibility and accountability as well as maintaining a sufficient number of qualified resources in key personnel areas over the performance and maintenance of the Company's control environment.
•Continuing to engage an external advisor to assist with enhancing, designing, and implementing general information technology controls, including user access provisioning, cyber-security, and segregation of duties.
•Formalizing information technology policies and procedures to ensure that they are current and comprehensive and support the timely execution of information technology processes and control procedures.
•Maintaining review controls for inventory, financial close processes and complex accounting to ensure accurate reporting and timely disclosures and ensuring evidence is appropriately retained.
•Maintaining effective controls for communicating and sharing information between the operations, accounting, information technology, sales, finance and legal departments to ensure that the accounting department is consistently provided with complete and adequate support, documentation and information, and that matters are resolved in a timely and effective manner.

The Company's remediation efforts will continue throughout 2026. As the Company continues to evaluate the control deficiencies that gave rise to the material weaknesses, the Company may determine additional remediation measures are necessary. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. A control system, no matter how well designed and operated can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost.

c) Changes in Internal Control over Financial Reporting
Other than the material weaknesses described above, there were no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended December 31, 2025 that materially affected, or are reasonably likely to have a materially affect, on our internal control over financial reporting.
Baker Tilly US, LLP, our independent registered public accounting firm, has issued their report on our internal control over financial reporting as of December 31, 2025, which is included in Item 8 under the heading “Report of Independent Registered Public Accounting Firm."
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
PART III
Item 10. Directors, Executive Officers and Corporate Governance
In accordance with General Instruction G(3), information called for by Part III, Item 10, is incorporated herein by reference from the information appearing under the caption "Proposal 1 - Election of Directors," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the 2026 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.
Code of Conduct. The Company's Board of Directors has formally adopted a Code of Conduct that applies to all of our employees, officers and directors. The Code of Conduct is available on the Company's website at www.ascentco.com. Any amendment to, or waiver from, this Code of Conduct will be posted on the Company's website.
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

Item 11. Executive Compensation
In accordance with General Instruction G(3), information called for by Part III, Item 11, is incorporated herein by reference from the information appearing under the caption "Board of Directors and Committees - Compensation Committee Interlocks and Insider Participation," "Director Compensation," "Discussion of Executive Compensation" and "Compensation Committee Report" in the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
In accordance with General Instruction G(3), information called for by Part III, Item 12, is incorporated by reference from the information appearing under the caption "Beneficial Owners of More Than Five Percent of the Company's Common Stock" and "Security Ownership of Certain Beneficial Owners and Management" in the definitive Proxy Statement for the 2026 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.
The following table sets forth aggregated information as of December 31, 2025 about all of the Company's equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[1] (c)
Equity compensation plans approved by security holders	42,667	$13.00	429,464
Equity compensation plans not approved by security holders	—	—	—
Total	42,667	$13.00	429,464
1Represents shares remaining available for issuance under the 2022 Omnibus Equity Incentive Plan
Non-employee directors are paid an annual retainer of $115,000. Each non-employee director appointed to serve as a chairperson of a standing board committee receives the following annual retainer in addition to the board retainer: Audit Committee: $10,000; Compensation Committee: $7,500; Nominating and Corporate Governance Committee: $6,000. Each director has the opportunity to elect to receive 100% of the retainer in restricted stock with a minimum of $30,000 of the retainer in restricted stock. The amount of the retainer elected to be paid in restricted stock vests quarterly over a one year period. The number of restricted shares is determined by the average of the high and low sale price of the Company's stock on the day prior to the Annual Meeting of Shareholders. In 2025, the Company issued an aggregate of 13,498 shares of restricted stock to non-employee directors in lieu of $0.2 million of their annual cash retainer fees.
Item 13. Certain Relationships and Related Transactions, and Director Independence
In accordance with General Instruction G(3), information called for by Part III, Item 13, is incorporated by reference from the information appearing under the caption "Board of Directors and Committees – Related Party Transactions" and "– Director Independence" in the definitive Proxy Statement for the 2026 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.
Item 14. Principal Accounting Fees and Services
In accordance with General Instruction G(3), information called for by Part III, Item 14, is incorporated by reference from the information appearing under the caption "Independent Registered Public Accounting Firm - Fees Paid to Independent Registered Public Accounting Firm" and "– Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm" in the definitive Proxy Statement for the 2026 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

2. Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts
(in thousands)	Balance at Beginning of Period	Charged to (Reduction of) Cost and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2025
Deducted from asset account:
Inventory reserves	$1,160	$(64)	$—	$1,096
Year ended December 31, 2024
Deducted from asset account:
Inventory reserves	$2,052	$(892)	$—	$1,160
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)The following documents are filed as a part of this report:
1.Financial Statements: The following consolidated financial statements of Ascent Industries Co. are included in Part II, Item 8:

Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Income (Loss) for the years ended December 31, 2025 and 2024
Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2025 and 2024
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
3.Listing of Exhibits:
See "Exhibit Index"

3. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Stock Purchase Agreement, dated as of October 22, 2021, by and between the Company and DanChem Holdings, LLC.†	8-K	001-05200	2.1	October 25, 2021

2.2	Asset Purchase Agreement by and among Specialty Pipe & Tube Operations LLC, Specialty Pipe & Tube, Inc., and Ascent Industries Co., as the sole shareholder of Specialty Pipe & Tube, Inc. dated as of December 22, 2023	8-K	001-05200	2.1	December 29, 2023

2.3	Asset Purchase Agreement by and among Bristol Pipe and Tube, Inc., Bristol Metals, LLC., Synalloy Metals, Inc. as the sole shareholder of Bristol Metals, LLC. and Ascent Industries Co. dated as of March 12, 2025†	8-K	001-05200	2.1	March 13, 2025

2.4	Asset Purchase Agreement by and among First Tube, LLC., American Stainless Tubing, LLC., and Ascent Industries Co. dated as of June 23, 2025†	8-K	001-05200	2.1	June 25, 2025

3.1	Amended and Restated Certificate of Incorporation of Registrant	8-K	001-05200	3.1	August 10, 2022

3.2	Amended and Restated Bylaws of Registrant	8-K	001-05200	3.1	April 8, 2025

4.1	Description of Common Stock	10-K	001-05200	4.2	March 29, 2022

10.1	2011 Long-Term Incentive Stock Option Plan**	DEF 14A	000-19687	A	March 25, 2011

10.2	2022 Omnibus Equity Incentive Plan**	DEF 14A	001-05200	A	April 27, 2022

10.3	Credit Agreement, dated as of January 15, 2021, between Registrant and BMO Harris Bank N.A.	8-K	001-05200	99.1	January 19, 2021

10.4	Joinder Agreement, dated November 5, 2021, between Registrant and BMO Harris Bank N.A.	10-Q	001-05200	10.1	November 9, 2021

10.5	Limited Consent, Second Amendment to Credit Agreement and Omnibus Amendment to Loan Documents with BMO Bank N.A. and the other lenders party thereto dated as of December 22, 2023	8-K	001-05200	2.1	December 29, 2023

10.6	Limited Consent, Third Amendment to Credit Agreement with BMO Bank N.A. dated as of November 6, 2024	8-K	001-05200	10.1	November 12, 2024

10.7	Limited Consent, Fourth Amendment to Credit Agreement and Omnibus Amendment to Loan Documents with BMO Bank N.A. and the other lenders party thereto as of April 4, 2025†	8-K	001-05200	10.2	April 8, 2025

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.8	Limited Consent, Fifth Amendment to Credit Agreement and Omnibus Amendment to Loan Documents with BMO Bank N.A. and the other lenders party thereto as of June 30, 2025†	8-K	001-05200	10.1	July 2, 2025

10.9	Limited Waiver, Consent and Sixth Amendment to Credit Agreement and Omnibus Amendment to Loan Documents with BMO Bank N.A. and the other lenders party thereto as of December 10, 2025†	8-K	001-05200	10.1	December 15, 2025

10.10	Offer Letter from the Company to J. Bryan Kitchen dated February 10, 2024	8-K	001-05200	10.1	February 15, 2024

10.11	Offer Letter from the Company to Ryan Kavalauskas dated February 10, 2024	8-K	001-05200	10.2	February 15, 2024

10.12	Employment Agreement between Registrant and Christopher G. Hutter dated October 26, 2020	8-K	001-05200	99.3	October 28, 2020

10.13	Third Amended and Restated Master Lease Agreement, dated as of September 10, 2020, between Registrant and Store Master Funding XII, LLC	10-Q	001-05200	10.1	November 9, 2020

10.14	Fourth Amended and Restated Master Lease Agreement, dated August 28, 2024, between Registrant and Store Master Funding XII, LLC	10-Q	001-05200	10.1	November 12, 2024

10.15	Fifth Amended and Restated Master Lease Agreement dated April 4, 2025 between Registrant and Store Master Funding XII, LLC	8-K	001-05200	10.3	April 8, 2025

10.16	Sixth Amended and Restated Master Lease Agreement dated June 30, 2025 between Registrant and Store Master Funding XII, LLC	8-K	001-05200	10.2	July 2, 2025

10.17	Seventh Amended and Restated Master Lease Agreement dated November 14, 2025 between Registrant and Store Master Funding, XII, LLC	8-K	001-05200	10.1	November 17, 2025

10.18	Transition Services Agreement between Bristol Pipe and Tube, Inc. and Ascent Industries Co. dated as of March 12. 2025†	8-K	001-05200	10.1	March 13, 2025

19.1	Insider Trading Policy

21.1	Subsidiaries of the Registrant

23.1	Consent of Baker Tilly US, LLP, independent registered public accounting firm

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

97.1	Ascent Industries Co. Clawback Policy

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101*)

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed "furnished" and not "filed."

**	Constitutes management contract or compensatory plans

†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ASCENT INDUSTRIES CO.

By: /s/ J. Bryan Kitchen J. Bryan Kitchen President and Chief Executive Officer (principal executive officer)	March 3, 2026 Date

By: /s/ Ryan Kavalauskas Ryan Kavalauskas Chief Financial Officer (principal accounting and financial officer)	March 3, 2026 Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Benjamin Rosenzweig Benjamin Rosenzweig Chairman of the Board	March 3, 2026 Date

/s/ Christopher G. Hutter Christopher G. Hutter Director	March 3, 2026 Date

/s/ Henry L. Guy Henry L. Guy Director	March 3, 2026 Date

/s/ John P. Schauerman John P. Schauerman Director	March 3, 2026 Date

/s/ Aldo J. Mazzaferro, Jr. Aldo J. Mazzaferro, Jr. Director	March 3, 2026 Date