Form 10-Q
period 2026-03-31
ASCENT INDUSTRIES CO.
filed 2026-05-06
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock as of May 4, 2026 was 9,038,215

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

Part I - Financial Information
Item 1. Financial Statements

Ascent Industries Co.
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	(Unaudited)
	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$47,821	$57,606
Accounts receivable, net of allowance for credit losses of $1,018 and $1,004, respectively	12,541	10,040
Advances and other receivables	5,397	5,389
Inventories	7,429	8,742
Prepaid expenses and other current assets	1,125	1,243
Total current assets	74,313	83,020
Property, plant and equipment, net	15,466	15,762
Right-of-use assets, operating leases, net	9,221	9,368
Intangible assets, net	2,716	2,833
Deferred charges, net	351	401
Other non-current assets, net	547	553
Total assets	$102,614	$111,937

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$4,447	$5,490
Accrued expenses and other current liabilities	2,929	5,389
Current portion of note payable	107	433
Current portion of operating lease liabilities	733	712
Current portion of finance lease liabilities	335	331
Total current liabilities	8,551	12,355
Long-term portion of operating lease liabilities	11,301	11,496
Long-term portion of finance lease liabilities	722	808
Deferred income taxes	356	241
Other long-term liabilities	43	45
Total non-current liabilities	12,422	12,590
Total liabilities	$20,973	$24,945

Commitments and contingencies – See Note 13

Shareholders' equity:
Common stock, par value $1 per share; 24,000,000 shares authorized; 9,212,814 and 9,400,898 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	$11,085	$11,085
Capital in excess of par value	47,656	48,276
Retained earnings	43,806	45,786
	102,547	105,147
Less: cost of common stock in treasury - 1,872,289 and 1,684,205 shares, respectively	(20,906)	(18,155)
Total shareholders' equity	81,641	86,992
Total liabilities and shareholders' equity	$102,614	$111,937
Note: The condensed consolidated balance sheet at December 31, 2025 has been derived from the audited consolidated financial statements at that date. See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Condensed Consolidated Statements of Income (Loss) (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Net sales	$19,415	$17,835
Cost of sales	16,604	14,767
Gross profit	2,811	3,068
Selling, general and administrative	5,124	4,871
Research and development	63	—
Acquisition costs and other	—	237
Operating loss from continuing operations	(2,376)	(2,040)
Other expense (income)
Interest expense (income), net	(294)	114
Other, net	(216)	(148)
Loss from continuing operations before income taxes	(1,866)	(2,006)
Income tax expense	114	169
Loss from continuing operations	(1,980)	(2,175)
Loss from discontinued operations, net of tax	—	(118)
Net loss	$(1,980)	$(2,293)

Net loss per common share from continuing operations:
Basic	$(0.21)	$(0.22)
Diluted	$(0.21)	$(0.22)

Net loss per common share from discontinued operations:
Basic	$—	$(0.01)
Diluted	$—	$(0.01)

Net loss per common share:
Basic	$(0.21)	$(0.23)
Diluted	$(0.21)	$(0.23)

Weighted average shares outstanding:
Basic	9,418	10,076
Diluted	9,418	10,076
See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net loss	$(1,980)	$(2,293)
Loss from discontinued operations, net of tax	—	(118)
Net loss from continuing operations	(1,980)	(2,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	861	977
Amortization expense	117	153
Amortization of debt issuance costs	50	28
Deferred income taxes	114	—
Provision for (reduction of) losses on accounts receivable	15	(384)
Non-cash lease expense	(26)	24
Stock-based compensation expense	157	118
Changes in operating assets and liabilities:
Accounts receivable and advances	(2,524)	(1,070)
Inventories	1,312	(1,086)
Other assets and liabilities	121	(336)
Accounts payable	(1,185)	156
Accrued expenses	(2,599)	1,949
Accrued income taxes	139	(52)
Net cash used in operating activities - continuing operations	(5,428)	(1,698)
Net cash provided by operating activities - discontinued operations	—	998
Net cash used in operating activities	(5,428)	(700)
Investing activities
Purchases of property, plant and equipment	(422)	(318)
Net cash used in investing activities - continuing operations	(422)	(318)
Net cash used in investing activities - discontinued operations	—	(252)
Net cash used in investing activities	(422)	(570)
Financing activities
Borrowings from credit facilities	27,150	44,571
Proceeds from exercise of stock options	398	—
Payments on credit facilities	(27,150)	(44,571)
Payments on note payable	(326)	(271)
Principal payments on finance lease obligations	(81)	(72)
Repurchase of common stock	(3,926)	(215)
Net cash used in financing activities - continuing operations	(3,935)	(558)
Net cash used in financing activities - discontinued operations	—	(8)
Net cash used in financing activities	(3,935)	(566)
Decrease in cash and cash equivalents	(9,785)	(1,836)
Cash and cash equivalents at beginning of period	57,606	16,108
Cash and cash equivalents at end of period	$47,821	$14,272

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$26	$63
Noncash Investing Activities:
Capital expenditures, not yet paid	$142	$187
See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)
(in thousands)

	Three Months Ended March 31, 2026

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance at December 31, 2025	11,085	$11,085	$48,276	$45,786	$1,684	$(18,155)	$86,992
Net loss	—	—	—	(1,980)	—	—	(1,980)
Issuance of 76,945 shares of common stock from treasury	—	—	(843)	—	(77)	843	—
Exercise of stock options for 30,666 shares, net	—	—	66	—	(31)	332	398
Stock-based compensation	—	—	157	—	—	—	157
Repurchase of 295,695 shares of common stock	—	—	—	—	296	(3,926)	(3,926)
Balance as of March 31, 2026	11,085	$11,085	$47,656	$43,806	$1,872	$(20,906)	$81,641
See accompanying notes to condensed consolidated financial statements.

	Three Months Ended March 31, 2025

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance at December 31, 2024	11,085	$11,085	$47,339	$44,919	1,012	$(9,798)	$93,545
Net loss	—	—	—	(2,293)		—	(2,293)
Issuance of 12,638 shares of common stock from treasury	—	—	(122)	—	(12)	122	—
Stock-based compensation	—	—	118	—		—	118
Repurchase 16,822 of common stock	—	—	—	—	17	(214)	(214)
Balance as of March 31, 2025	11,085	11,085	47,335	42,626	1,017	(9,890)	$91,156
See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Unless indicated otherwise, the terms "Company," "we," "us," and "our" refer to Ascent Industries Co. and its consolidated subsidiaries.

Note 1: Basis of Presentation
Basis of Financial Statement Presentation
The accompanying unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The unaudited condensed consolidated financial statements, in the opinion of management, contain all normal recurring adjustments necessary to present a fair statement of the condensed consolidated balance sheets as of March 31, 2026, the statements of income (loss) and shareholders’ equity for the three months ended March 31, 2026 and 2025, and the statements of cash flows for the three months ended March 31, 2026 and 2025. The December 31, 2025 condensed consolidated balance sheet was derived from the audited financial statements.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the "Annual Report"). The financial results for the interim periods may not be indicative of the financial results for the entire year as our future assessment of our current expectations could result in material impacts to our consolidated financial statements in future reporting periods.
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
Reclassifications
Certain prior period amounts have been reclassified to conform to current period presentation, which includes American Stainless Tubing ("ASTI"), to discontinued operations.
Accounting Pronouncements Recently Adopted
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

The Company currently has no assets or liabilities related to discontinued operations.

The financial results are presented as income (loss) from discontinued operations, net of tax on the unaudited condensed consolidated statements of income (loss). The following table summarizes the results of the Company's discontinued operations:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net sales	$—	$26,273
Cost of sales	—	23,056
Gross profit	—	3,217

Selling, general and administrative expense	—	1,391
Acquisition costs and other	—	2,098
Loss from discontinued operations before income taxes	—	(272)
Income tax benefit	—	(154)
Net loss from discontinued operations	$—	$(118)

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
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
The following table presents the Company's revenues, disaggregated by revenue source from continuing operations:

	Three Months Ended March 31,
(in thousands)	2026	2025
Custom Manufacturing[1]	$15,306	$13,467
Core Technology[2]	4,109	4,368
Net sales	$19,415	$17,835
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

	Three Months Ended March 31,
(in thousands)	2026	2025
Point-in-time	$14,704	$13,633
Over-time	$4,711	$4,202
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

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
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
The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, note payable and revolving line of credit.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
During the three months ended March 31, 2026 and 2025, the Company had no significant measurements of assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.
Fair Value of Financial Instruments
The fair values of cash and cash equivalents, accounts receivable, accounts payable and the Company's note payable approximated their carrying value because of the short-term nature of these instruments. The Company's revolving line of credit, which is based on a variable interest rate, are also reflected in the financial statements at carrying value which approximate fair values as of March 31, 2026. The carrying amount of cash and cash equivalents are considered Level 1 measurements. The carrying amounts of accounts receivable, accounts payable, note payable and revolving line of credit are considered Level 2 measurements. See Note 8 for further information on the Company's debt.
Note 5: Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined by either specific identification or weighted average methods. The components of inventories from continuing operations are as follows:

(in thousands)	March 31, 2026	December 31, 2025
Raw materials	$6,228	$6,491
Finished goods	2,221	3,347
	8,449	9,838
Less: inventory reserves	(1,020)	(1,096)
Inventories	$7,429	$8,742
Note 6: Property, Plant and Equipment
Property, plant and equipment from continuing operations consist of the following:

(in thousands)	March 31, 2026	December 31, 2025
Land	$518	$518
Leasehold improvements	2,658	2,624
Buildings	1,830	1,830
Machinery, fixtures and equipment	40,646	40,120
Construction-in-progress	418	332
	46,070	45,424
Less: accumulated depreciation and amortization	(30,604)	(29,662)
Property, plant and equipment, net	$15,466	$15,762

The following table sets forth depreciation expense related to property, plant and equipment:

	Three Months Ended March 31,
(in thousands)	2026	2025
Cost of sales	$778	$922
Selling, general and administrative	83	55
Total depreciation	$861	$977

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Note 7: Intangible Assets and Deferred Charges
Intangible Assets
Intangible assets represent the fair value of intellectual, non-physical assets resulting from business acquisitions and are amortized over their estimated useful life using either an accelerated or straight-line method over a period of 15 years.
The balance of intangible assets from continuing operations subject to amortization are as follows:

	March 31, 2026		December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Customer related	$5,100	$(2,863)	$5,100	$(2,779)
Trademarks and trade names	150	(39)	150	(32)
Other	500	(132)	500	(106)
Total definite-lived intangible assets	$5,750	$(3,034)	$5,750	$(2,917)
Estimated amortization expense related to intangible assets for the next five years are as follows:

(in thousands)
Remainder of 2026	$351
2027	375
2028	310
2029	278
2030	248
2031	221
Thereafter	$933

Deferred Charges
Deferred charges represent debt issuance costs and are amortized over their estimated useful lives using the straight-line method over a period of 2.5 years.
The balance of deferred charges subject to amortization are as follows:

(in thousands)	March 31, 2026	December 31, 2025
Deferred charges, gross	$506	$506
Accumulated amortization of deferred charges	(155)	(105)
Deferred charges, net	$351	$401

Note 8: Debt
Short-term debt
On June 21, 2025, the Company entered into a note payable in the amount of $1.1 million with an annual interest rate of 3.68% maturing April 1, 2026. The agreement is associated with the financing of the Company's insurance premium in the current term year. As of March 31, 2026, the outstanding balance was $0.1 million.
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

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
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
Pursuant to the Fifth Credit Facility Amendment, the Company was required to pledge all of its tangible and intangible properties, including the stock and membership interests of its subsidiaries. The Fifth Credit Facility Amendment contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $4.5 million and (ii) 15% of the revolving credit facility. As of March 31, 2026, the Company was in compliance with all financial debt covenants.
The Company had no debt outstanding under its credit facilities as of March 31, 2026 and December 31, 2025.
As of March 31, 2026, the Company had $14.2 million of remaining availability under its credit facilities.
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

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
remeasured using an incremental borrowing rate determined on the date of modification. As such, the Company recognized a decrease in the right-of-use asset and operating lease liability related to the Seventh Master Lease of $5.5 million and $7.2 million, respectively, resulting in a gain on modification of $1.7 million in the fourth quarter of 2025.
As of March 31, 2026, operating lease liabilities related to the master lease agreement with Store Capital totaled $11.6 million, or 89% of the total lease liabilities on the consolidated balance sheet.
During the three months ended March 31, 2026, the Company did not enter into any new finance lease agreements.
Operating and finance lease amounts from continuing operations included in the unaudited condensed consolidated balance sheets are as follows (in thousands):

Classification	Financial Statement Line Item	March 31, 2026	December 31, 2025
Long-term Assets	Right-of-use assets, operating leases	$9,221	$9,368
Long-term Assets	Property, plant and equipment	978	1,060
Current liabilities	Current portion of lease liabilities, operating leases	733	712
Current liabilities	Current portion of lease liabilities, finance leases	335	331
Non-current liabilities	Non-current portion of lease liabilities, operating leases	11,301	11,496
Non-current liabilities	Non-current portion of lease liabilities, finance leases	722	808
Total Lease Cost
Individual components of the total lease cost incurred by the Company are as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Operating lease cost[1]	$359	$957
Finance lease cost:
Amortization of right-of-use assets	82	75
Interest on finance lease liabilities	16	18
Sublease income	(211)	(147)
Total lease cost	$246	$903
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
Future expected cash receipts from the Company's sublease as of March 31, 2026 are as follows:

(in thousands)	Sublease Receipts
Remainder of 2026	$446
2027	606
2028	618
2029	631
2030	643
Thereafter	3,954
Total sublease receipts	$6,898

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Maturity of Leases
The amounts of undiscounted future minimum lease payments under leases in continuing operations as of March 31, 2026 are as follows:

(in thousands)	Operating	Finance
Remainder of 2026	$1,170	$291
2027	1,589	387
2028	1,622	387
2029	1,655	86
2030	1,589	64
Thereafter	9,566	—
Total undiscounted minimum future lease payments	17,191	1,215
Imputed interest	(5,157)	(158)
Present value of lease liabilities	$12,034	$1,057
Lease Term and Discount Rate

Weighted-average remaining lease term	March 31, 2026	December 31, 2025
Operating leases	10.26 years	10.50 years
Finance leases	2.98 years	3.23 years
Weighted-average discount rate
Operating leases	7.18%	7.18%
Finance leases	5.94%	5.94%
Note 10: Shareholders' Equity
Share Repurchase Program
On December 19, 2025, the Board of Directors authorized a new share repurchase program allowing for repurchase of up to 2.0 million shares of the Company's outstanding common stock over 24 months. The shares will be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Under the program, the purchases will be funded from available working capital, and the repurchased shares will be returned to the status of authorized, but unissued shares of common stock or held in treasury. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. As of March 31, 2026, the Company has 1,702,809 shares of its share repurchase authorization remaining.
Shares repurchased for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Number of shares repurchased[1]	295,695	16,822
Average price per share	$12.92	$12.73
Total cost of shares repurchased[2]	$3,925,717	$214,622
1Share repurchases in excess of issuances are subject to a 1% excise tax, which is included as part of the cost basis of the shares acquired
2Includes broker commissions paid as part of repurchase transactions

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Note 11: Loss Per Share
The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Numerator:
Net loss from continuing operations	$(1,980)	$(2,175)
Net loss from discontinued operations	$—	$(118)
Net loss	$(1,980)	$(2,293)
Denominator:
Weighted-average common shares outstanding	9,418	10,076
Effect of dilutive securities:
Employee stock options and stock grants	—	—
Weighted-average common shares, as adjusted	9,418	10,076

Net loss per share from continuing operations:
Basic	$(0.21)	$(0.22)
Diluted	$(0.21)	$(0.22)

Net loss per share from discontinued operations:
Basic	$—	$(0.01)
Diluted	$—	$(0.01)

Net loss per share:
Basic	$(0.21)	$(0.23)
Diluted	$(0.21)	$(0.23)
The diluted earnings (loss) per share calculations exclude the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. The Company had $0.1 million shares that were anti-dilutive for the three months ended March 31, 2026 and 2025, respectively.
Note 12: Income Taxes
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal examinations for years before 2022 or state examinations for years before 2021. During the three months ended March 31, 2026 and 2025, the Company did not identify nor reserve for any unrecognized tax benefits.
The effective tax rate for continuing operations was (6.1)% for the three months ended March 31, 2026. The three months ended March 31, 2026 effective tax rate was lower than the U.S. statutory rate of 21.0% primarily due to changes in the valuation allowance over federal and U.S. state deferred tax assets.

The effective tax rate for continuing operation was (8.4)% for the three months ended March 31, 2025. The three months ended March 31, 2025 effective tax rate was lower than the U.S. statutory rate of 21.0% primarily due to the valuation allowance over federal and U.S state deferred tax assets.
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

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
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
The following table summarizes certain information regarding segments of the Company's continuing operations:

	Three Months Ended March 31, 2026
(in thousands)	Specialty Chemicals	Corporate & Other[1]	Total Continuing Operations
Net sales	$19,415	$—	$19,415
Cost of goods sold - material	8,356	—	8,356
Cost of goods sold - other[2]	7,471	—	7,471
Depreciation	777	—	777
Gross profit	2,811	—	2,811
Research and development	63	—	63
Selling, general and administrative expense[3]	4,726	148	4,874
Depreciation and amortization	157	93	250
Interest expense (income), net	12	(306)	(294)
Income taxes	—	114	114
Other expense (income)	(5)	(211)	(216)
Net income (loss)	$(2,142)	$162	$(1,980)
Geographic sales[4]
United States	$18,830	$—	$18,830
Canada	182	—	182
Honduras	172	—	172
Colombia	111	—	111
Costa Rica	49	—	49
Singapore	44	—	44
The Netherlands	27	—	27
Mexico	3	—	3
Thailand	$(3)	—	$(3)

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2025
(in thousands)	Specialty Chemicals	Corporate & Other[1]	Total Continuing Operations
Net sales	$17,835	$—	$17,835
Cost of goods sold - material	8,364	—	8,364
Cost of goods sold - other[2]	4,806	675	5,481
Depreciation	919	3	922
Gross profit	3,746	(678)	3,068
Research and development
Selling, general and administrative expense[3]	2,704	1,931	4,635
Depreciation and amortization	196	40	236
Acquisition costs and other	92	145	237
Interest expense, net	16	98	114
Income taxes	—	169	169
Other expense (income)	—	(148)	(148)
Net income (loss)	$738	$(2,913)	$(2,175)
Geographic sales[4]
United States	$16,644	$—	$16,644
Mexico	472	—	472
Honduras	270	—	270
Canada	224	—	224
Colombia	137	—	137
The Netherlands	34	—	34
Costa Rica	29	—	29
Guatemala	23	—	23
Thailand	2	—	2

	As of
(in thousands)	March 31, 2026	December 31, 2025
Identifiable assets
Specialty Chemicals	$38,012	$37,303
Corporate and other	64,602	74,634
	$102,614	$111,937
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
Note 15: Subsequent Events
On May 4, 2026, the Company entered into an asset purchase agreement with Midwest Graphic Sales, Inc. and Sigma Coatings, Inc. (together "Midwest") pursuant to which the Company purchased substantially all of the assets and certain specified liabilities of Midwest for $14.0 million, subject to certain customary adjustments for working capital, transaction expenses and cash. The acquisition closed simultaneously with the execution of the agreement and was funded using cash on

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
hand. Midwest is a specialty chemical formulator serving coatings for regulated, high-value packaging applications across food, pharmaceutical, and personal care end markets, as well as food service disposables and other consumer applications.

In connection with the Purchase Agreement, the Company received a letter of consent from BMO Bank N.A. ("BMO"), as lender under the Sixth Amendment to Credit Agreement and Omnibus Amendment to Loan Documents dated December 10, 2025 by and between the Company and BMO, consenting to the acquisition of Seller.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity, and capital resources during the three and three months ended March 31, 2026 and 2025, respectively. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the Annual Report), as well as the condensed consolidated financial statements (unaudited) and notes to the condensed consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of 2025. This discussion and analysis is presented in five sections:
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
Macroeconomic Events
We continue to monitor macroeconomic trends and uncertainties such as key material inflation, the effects of recently implemented tariffs, and the potential imposition of modified or additional tariffs, which may have adverse effects on net sales and profitability. As a result of the tariffs announced by the U.S. presidential administration and continued tariff modifications or the imposition of tariffs or export controls by other countries, we have worked with our suppliers to mitigate supply chain challenges, cost volatility, and consumer and economic uncertainty due to rapid changes in global trade policies. Much of our raw material used in production is domestically sourced and we are continuing to evaluate these factors and their potential effects as well as our ability to potentially offset all or a portion of cost increases through pricing actions and additional cost savings efforts. Economic pressures on customers and consumers, including the challenges of inflation and the effects of increased tariffs, may negatively affect our net sales and profitability in the future. In addition, geopolitical conflicts, including the continuation or escalation of events like the U.S.-Israel-Iran conflict may also disrupt business operations of suppliers and/or customers, causing supply chain constraints or delays, increased pricing or delayed spending by our customers. The full impact of such events are not known at this time, but they could have a material adverse impact on our business, financial condition, results of operations, and stock price.
Following the February 20, 2026, Supreme Court ruling regarding the imposition of tariffs under the International Emergency Economic Powers Act (IEEPA), U.S. Customs and Border Protection is developing refund procedures for tariffs previously paid under IEEPA. Concurrently, the Administration imposed a temporary 10% general tariff under Section 122 of the Trade Act of 1974 subject to several exemptions, including the import into the United States of certain aerospace products. These developments did not have a material impact on our financial position, results of operations and cash flows during the first quarter of 2026.
Results of Operations
Consolidated Performance Summary
Consolidated net sales for the first quarter of 2026 were $19.4 million, an increase of $1.6 million, or 8.9%, compared to net sales for the first quarter of 2025. The increase in net sales was primarily driven by a 7.6% increase in pounds shipped and a 5.2% increase in average selling prices.

For the first quarter of 2026, consolidated gross profit decreased 8.4% to $2.8 million, or 14.5% of sales, compared to $3.1 million, or 17.2% of sales in the first quarter of 2025. The decrease for the first quarter was primarily attributable to the timing of manufacturing variances and cost recovery in relation to sales.
Consolidated selling, general, and administrative expense (SG&A) for the first quarter of 2026 increased $0.3 million to $5.1 million, or 26.4% of sales, compared to $4.9 million, or 27.3% of sales in the first quarter of 2025. The increase in SG&A expense for the first quarter of 2026 was primarily driven by increases in salaries, wages and benefits, rent expense and stock compensation expense partially offset by decreases in incentive bonus.
Consolidated operating loss in the first quarter of 2026 totaled $2.4 million compared to an operating loss of $2.0 million in the first quarter of 2025. The operating loss increase in the first quarter of 2026 was primarily driven by aforementioned decrease in gross profit and increase in SG&A expense.
Specialty Chemicals
SG&A expense for the first quarter of 2026 was $4.9 million, or 25.1% of sales, compared to $2.9 million, or 16.3% of sales in the first quarter of 2025. The increase in dollars for the first quarter of 2026 was primarily driven by increases in corporate expense allocation, salaries, wages and benefits and miscellaneous expense partially offset by decreases in incentive bonus.
Operating loss increased to $2.1 million for the first quarter of 2026 compared to operating income of $0.8 million for the first quarter of 2025. The current year increase in operating loss was primarily driven by the aforementioned decreases in gross profit and increase in SG&A expense.
Corporate & Other Items
Unallocated corporate and other expenses for the first quarter of 2026 decreased $2.6 million, or 91.4%, to $0.2 million, or 1.2% of sales, compared to $2.8 million, or 15.7% of sales, in the prior year. The first quarter of 2026 decrease in dollars was primarily driven by increases corporate allocation as well as decreases in incentive bonus, professional fees, taxes and licenses partially offset by increases in salaries, wages and benefits.
Interest income was $0.3 million for the first quarter of 2026 compared to interest expense of $0.1 million for the first quarter of 2025. The change was driven by a higher interest-bearing cash balance in the current year compared to the prior year. The Company had no debt outstanding under its credit facilities in either period.
The effective tax rate for continuing operations was (6.1)% and (8.4)% for the three months ended March 31, 2026 and 2025, respectively. The three months ended March 31, 2026 effective tax rate was lower than the U.S. statutory rate of 21.0% primarily due to changes in the valuation allowance over federal and U.S. state deferred tax assets.The three months ended March 31, 2025 effective tax rate was lower than the U.S. statutory rate of 21.0% primarily due to the valuation allowance over federal and U.S state deferred tax assets.
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
Consolidated EBITDA and Adjusted EBITDA from continuing operations are as follows:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Consolidated
Net loss from continuing operations	$(1,980)	$(2,175)
Adjustments:
Interest expense (income), net	(294)	114
Income taxes	114	169
Depreciation	861	978
Amortization	117	153
EBITDA	(1,182)	(761)
Acquisition costs and other	—	237
Shelf registration costs	14	—
Stock-based compensation	134	35
Non-cash lease expense	(26)	24
Restructuring and severance cost	97	—
Adjusted EBITDA	$(963)	$(465)
% of sales	(5.0)%	(2.6)%
Specialty Chemicals EBITDA and Adjusted EBITDA are as follows:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Specialty Chemicals
Net income (loss)	$(2,142)	$738
Adjustments:
Interest expense, net	12	16
Depreciation	817	962
Amortization	117	153
EBITDA	(1,196)	1,869
Acquisition costs and other	—	92
Stock-based compensation	30	—
Non-cash lease expense	(15)	9
Restructuring and severance costs	38	—
Specialty Chemicals Adjusted EBITDA	$(1,143)	$1,970
% of segment sales	(5.9)%	11.0%
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

Sources of Liquidity
Funds generated by operating activities supplemented by our available cash and cash equivalents and our credit facilities are our most significant sources of liquidity. As of March 31, 2026, we held $47.8 million of cash and cash equivalents, as well as $14.2 million of remaining available capacity on our revolving line of credit. We believe our sources of liquidity will be sufficient to fund operations and anticipated capital expenditures as well as repay our debt obligations as they become due over the next 12 months and beyond.
Cash Flows

Cash flows from continuing operations were as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Total cash used in:
Operating activities	$(5,428)	$(1,698)
Investing activities	(422)	(318)
Financing activities	(3,935)	(558)
Net decrease in cash and cash equivalents	$(9,785)	$(2,574)

Operating Activities
The increase in cash used in operating activities for the three months ended March 31, 2026, compared to cash used in operating activities in the three months ended March 31, 2025, was primarily driven by changes in working capital. Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, customer payments of accounts receivable and payments to vendors in the regular course of business. Accounts payable decreased operating cash flows by $1.2 million for the first three months of 2026, compared to increase of $0.2 million in the first three months of 2025. The change in accounts payable is primarily due to a decrease in days payables outstanding. Accounts receivable and advances decreased operating cash flows by $2.5 million in the first three months of 2026 compared to a $1.1 million decrease in the first three months of 2025. The decrease in cash generated by accounts receivable and advances is primarily driven by an increase in net sales in the current period partially offset by a decrease in days sales outstanding compared to the first three months of 2025. Inventory increased operating cash flows for the first three months of 2026 by $1.3 million compared to a decrease of $1.1 million for the first three months of 2025. The change in inventory is primarily driven by lower inventory purchases in the first three months of 2026 compared to the first three months of 2025 coupled with similar days inventory outstanding year over year.
Investing Activities
Net cash used in investing activities primarily consists of transactions related to capital expenditures. The increase in cash used in investing activities for the three months ended March 31, 2026 compared to the cash used in investing activities for the three months ended March 31, 2025 was primarily due to increases in capital expenditures in the current year compared to the prior year.
Financing Activities
Net cash used in financing activities primarily consists of transactions related to our credit facilities and share repurchases. The increase in cash used in financing activities for the three months ended March 31, 2026 compared to cash used in financing activities for the three months ended March 31, 2025 was primarily due to increased repurchases of common stock. The Company had no debt outstanding under its credit facilities as of March 31, 2026 and December 31, 2025.
Short-term Debt
The Company has a note payable in the amount of $1.1 million with an annual interest rate of 3.68% maturing April 1, 2026, associated with the financing of the Company's insurance premium in 2025. As of March 31, 2026, the outstanding balance was $0.1 million.

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
The Facility contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $4.5 million and (ii) 15% of the revolving credit facility. As of March 31, 2026, the Company was in compliance with all financial debt covenants.
As of March 31, 2026, the Company had no principal payments outstanding on long-term debt. See Note 8 in the unaudited notes to the consolidated financial statements for additional information on the Company's line of credit.

Share Repurchases and Dividends
We have a share repurchase program, authorized by the Company's Board of Directors, that is executed through purchases made from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Shares repurchased are returned to status of authorized, but unissued shares of common stock or held in treasury. As of March 31, 2026, the Company has 1,702,809 shares of its share repurchase authorization remaining.
Shares repurchased for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Number of shares repurchased	295,695	16,822
Average price per share	$12.92	$12.73
Total cost of shares repurchased	$3,925,717	$214,622

At the end of each fiscal year the Board of Directors reviews the financial performance and capital needed to support future growth to determine the amount of cash dividend, if any, which is appropriate. In 2025, no dividends were declared or paid by the Company.

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

Results of these additional measures are as follows:

	March 31, 2026	December 31, 2025
Current ratio	8.7	6.7
Return on average equity	(2.3)%	(8.7)%

Material Cash Requirements from Contractual and Other Obligations
As of March 31, 2026, our material cash requirements for our known contractual and other obligations were as follows:
•Operating and Finance Leases - The Company enters into various lease agreements for the real estate and manufacturing equipment used in the normal course of business. Operating and finance lease obligations were $13.1 million, with $1.1 million payable within 12 months. See Note 9 for further detail of our lease obligations and the timing of expected future payments.
The Company has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on the Company's financial position, revenues, results of operations, liquidity, or capital expenditures. We expect capital spending to be as much as $5.1 million for the remainder of fiscal 2026.
Critical Accounting Policies and Estimates
We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, in the notes to the consolidated financial statements presented in the Annual Report on Form 10-K for the year ended December 31, 2025. We discuss our critical accounting estimates in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal 2025.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, we are not required to provide the information required by this Item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Exchange Act as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.” The Company’s disclosure controls and procedures are designed to ensure that material information relating to the Company and its consolidated subsidiaries is accumulated and communicated to its management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2026. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2026, because of the previously reported material weaknesses in internal control over financial reporting, as described below.
Previously Reported Material Weaknesses in Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15f-15(f). As reported in our 2025 Form 10-K, based upon the ongoing ineffectiveness of our IT general controls, we did not maintain effective internal control over financial reporting as of December 31, 2025 as a result of material weaknesses in the control environment. A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Refer to our 2025 Form 10-K for a description of our material weaknesses.
Ongoing Remediation Efforts to Address Material Weaknesses
Our Board of Directors and management are committed to the continued implementation of remediation efforts to address the material weaknesses. The material weaknesses were first identified in 2021 and 2022 and while the Company has significantly improved its internal control over financial reporting, the material weaknesses remain un-remediated as of March 31, 2026 due to the continued IT general control ineffectiveness. During the three months ended March 31, 2026, management, with oversight from the Company's Audit Committee, continued executing a detailed plan for remediation which includes:

•Actively working with the third-party service organization to issue a SOC 1 report in fiscal 2026 to obtain the necessary assurance over an in-scope system critical to the Company's financial reporting processes. In addition, we are enhancing our monitoring controls and documentation to continue to strengthen our overall control environment.
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
•Maintaining review controls for inventory, revenue accounting, financial close processes and complex accounting to ensure accurate reporting and timely disclosures and ensuring evidence is appropriately retained.
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

Changes in Internal Control over Financial Reporting
Other than the ongoing remediation efforts described above, there have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
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
Item 1A. Risk Factors
There were no material changes in our assessment of risk factors as discussed in Part I, Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth information with respect to purchases of the Company’s common stock on a trade date basis made during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[1]	Number of Shares that May Yet Be Purchased under the Program
January 1, 2026 - January 31, 2026	3,159	$16.13	3,159	1,995,345
February 1, 2026 - February 28, 2026	—	—	—	1,995,345
March 1, 2026 - March 31, 2026	292,536	12.89	292,536	1,702,809
As of March 31, 2026	295,695	$12.92	295,695	1,702,809
1On December 19, 2025, the Board of Directors authorized a new share repurchase program allowing for repurchase of up to 2.0 million shares of the Company's outstanding common stock. The stock repurchase program expires in 24 months and there is no guarantee to the exact number of shares that will be repurchased by the Company over that period. See Note 10 for additional information.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intend-ed to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Regulation S-K, Item 408).

Item 6. Exhibits

Exhibit No.	Description
2.1	Asset Purchase Agreement by and among Ascent Industries Co., Midwest Graphic Sales, Inc. and Sigma Coatings, Inc. dated as of May 4, 2026†
10.1	Letter of Consent from BMO Bank N.A. dated May 4, 2026
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	Certifications Pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101*)
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed "furnished" and not "filed."
†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASCENT INDUSTRIES CO.
(Registrant)

Date:	May 6, 2026	By:	/s/ J. Bryan Kitchen
J. Bryan Kitchen
President and Chief Executive Officer
(principal executive officer)

Date:	May 6, 2026	By:	/s/ Ryan Kavalauskas
Ryan Kavalauskas
Chief Financial Officer
(principal financial and accounting officer)