Form 10-Q
period 2026-06-30
ASCENT INDUSTRIES CO.
filed 2026-08-04
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock as of July 31, 2026 was 9,009,453

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

Part I - Financial Information
Item 1. Financial Statements

Ascent Industries Co.
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	(Unaudited)
	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$28,069	$57,606
Accounts receivable, net of allowance for credit losses of $119 and $1,004, respectively	18,642	10,040
Advances and other receivables	5,406	5,389
Inventories	10,488	8,742
Prepaid expenses and other current assets	2,115	1,243
Total current assets	64,720	83,020
Property, plant and equipment, net	15,693	15,762
Right-of-use assets, operating leases, net	9,074	9,368
Goodwill	4,735	—
Intangible assets, net	10,008	2,833
Deferred income taxes	279	—
Deferred charges, net	301	401
Other non-current assets, net	1,506	553
Total assets	$106,316	$111,937

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$9,125	$5,490
Accrued expenses and other current liabilities	3,689	5,389
Current portion of note payable	997	433
Deferred revenue	34	—
Current portion of operating lease liabilities	754	712
Current portion of finance lease liabilities	340	331
Total current liabilities	14,939	12,355
Long-term portion of operating lease liabilities	11,105	11,496
Long-term portion of finance lease liabilities	635	808
Deferred income taxes	—	241
Other long-term liabilities	41	45
Total non-current liabilities	11,781	12,590
Total liabilities	$26,720	$24,945

Commitments and contingencies – See Note 14

Shareholders' equity:
Common stock, par value $1 per share; 24,000,000 shares authorized; 9,009,453 and 9,400,898 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	$11,085	$11,085
Capital in excess of par value	47,791	48,276
Retained earnings	44,476	45,786
	103,352	105,147
Less: cost of common stock in treasury - 2,075,650 and 1,684,205 shares, respectively	(23,756)	(18,155)
Total shareholders' equity	79,596	86,992
Total liabilities and shareholders' equity	$106,316	$111,937
Note: The condensed consolidated balance sheet at December 31, 2025 has been derived from the audited consolidated financial statements at that date. See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Condensed Consolidated Statements of Income (Loss) (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$25,667	$18,652	$45,083	$36,486
Cost of sales	20,119	13,786	36,723	28,553
Gross profit	5,548	4,866	8,360	7,933
Selling, general and administrative	5,527	6,444	10,650	11,315
Research and development	107	—	170	—
Acquisition costs and other	176	31	177	268
Asset impairments	—	1,622	—	1,622
Gain on lease modification	—	(544)	—	(544)
Operating loss from continuing operations	(262)	(2,687)	(2,637)	(4,728)
Other expense (income)
Interest expense (income), net	(155)	(15)	(448)	99
Other, net	(176)	(136)	(392)	(285)
Income (loss) from continuing operations before income taxes	69	(2,536)	(1,797)	(4,542)
Income tax benefit	(601)	(89)	(487)	(89)
Income (loss) from continuing operations	670	(2,447)	(1,310)	(4,453)
Income from discontinued operations, net of tax	—	8,733	—	8,446
Net income (loss)	$670	$6,286	$(1,310)	$3,993

Net income (loss) per common share from continuing operations:
Basic	$0.07	$(0.25)	$(0.14)	$(0.45)
Diluted	$0.07	$(0.25)	$(0.14)	$(0.45)

Net income per common share from discontinued operations:
Basic	$—	$0.90	$—	$0.85
Diluted	$—	$0.90	$—	$0.85

Net income (loss) per common share:
Basic	$0.07	$0.65	$(0.14)	$0.40
Diluted	$0.07	$0.65	$(0.14)	$0.40

Weighted average shares outstanding:
Basic	9,047	9,751	9,232	9,913
Diluted	9,114	9,751	9,232	9,913
See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net income (loss)	$(1,310)	$3,993
Income from discontinued operations, net of tax	—	8,446
Net loss from continuing operations	(1,310)	(4,453)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	1,737	1,870
Amortization expense	490	306
Amortization of debt issuance costs	100	179
Asset impairments	—	1,622
Deferred income taxes	(487)	(90)
Reduction of losses on accounts receivable	(961)	(506)
Non-cash lease expense	(51)	(1)
Stock-based compensation expense	366	222
Changes in operating assets and liabilities:
Accounts receivable and advances	(6,458)	(4,908)
Inventories	(1,134)	(939)
Other assets and liabilities	(783)	(1,937)
Accounts payable	2,584	(1,712)
Accrued expenses	(2,006)	1,387
Accrued income taxes	189	19
Net cash used in operating activities - continuing operations	(7,724)	(8,941)
Net cash provided by operating activities - discontinued operations	—	6,845
Net cash used in operating activities	(7,724)	(2,096)
Investing activities
Purchases of property, plant and equipment	(1,176)	(466)
Acquisitions, net of cash acquired	(13,536)	—
Net cash used in investing activities - continuing operations	(14,712)	(466)
Net cash provided by investing activities - discontinued operations	—	54,425
Net cash provided by (used in) investing activities	(14,712)	53,959
Financing activities
Borrowings from credit facilities	54,850	89,670
Proceeds from note payable	997	1,085
Proceeds from exercise of stock options	398	—
Payments on credit facilities	(54,850)	(89,670)
Payments on note payable	(433)	(370)
Principal payments on finance lease obligations	(163)	(144)
Repurchase of common stock	(6,850)	(8,044)
Net cash used in financing activities - continuing operations	(6,051)	(7,473)
Net cash used in financing activities - discontinued operations	—	(19)
Net cash used in financing activities	(6,051)	(7,492)
Increase (decrease) in cash, cash equivalents and restricted cash	(28,487)	44,371
Cash, cash equivalents and restricted cash at beginning of period	57,606	16,108
Cash, cash equivalents and restricted cash at end of period	$29,119	$60,479
See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)
(in thousands)

	Three Months Ended June 30, 2026

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance March 31, 2026	11,085	$11,085	$47,656	$43,806	1,872	$(20,906)	$81,641
Net income	—	—	—	670		—	670
Issuance of 6,507 shares of common stock from treasury	—	—	(74)	—	(6)	74	—
Stock-based compensation	—	—	209	—		—	209
Repurchase of 209,868 shares of common stock	—	—	—	—	210	(2,924)	(2,924)
Balance as of June 30, 2026	11,085	$11,085	$47,791	$44,476	2,076	$(23,756)	$79,596

	Six Months Ended June 30, 2026

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance at December 31, 2025	11,085	$11,085	$48,276	$45,786	1,684	$(18,155)	$86,992
Net loss	—	—	—	(1,310)	—	—	(1,310)
Issuance of 83,452 shares of common stock from treasury	—	—	(917)	—	(83)	917	—
Exercise of stock options for 30,666 shares, net	—	—	66	—	(31)	332	398
Stock-based compensation	—	—	366	—	—	—	366
Repurchase of 505,563 shares of common stock	—	—	—	—	506	(6,850)	(6,850)
Balance as of June 30, 2026	11,085	$11,085	$47,791	$44,476	$2,076	$(23,756)	$79,596
See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
Continued

	Three Months Ended June 30, 2025

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance March 31,2025	11,085	$11,085	$47,335	$42,626	1,017	$(9,890)	$91,156
Net income	—	—	—	6,286		—	6,286
Issuance of 5,948 shares of common stock from treasury	—	—	(63)	—	(6)	63	—
Stock-based compensation	—	—	103	—		—	103
Repurchase of 644,171 shares of common stock	—	—	—	—	644	(7,829)	(7,829)
Balance as of June 30, 2025	11,085	11,085	47,375	48,912	1,655	(17,656)	$89,716

	Six Months Ended June 30, 2025

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance at December 31, 2024	11,085	$11,085	$47,339	$44,919	1,012	$(9,798)	$93,545
Net income	—	—	—	3,993		—	3,993
Issuance of 18,586 shares of common stock from treasury	—	—	(186)	—	(18)	186	—
Stock-based compensation	—	—	222	—		—	222
Repurchase of 660,993 shares of common stock	—	—	—	—	661	(8,044)	(8,044)
Balance as of June 30, 2025	11,085	11,085	47,375	48,912	1,655	(17,656)	$89,716
See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Unless indicated otherwise, the terms "Company," "we," "us," and "our" refer to Ascent Industries Co. and its consolidated subsidiaries.

Note 1: Basis of Presentation
Basis of Financial Statement Presentation
The accompanying unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The unaudited condensed consolidated financial statements, in the opinion of management, contain all normal recurring adjustments necessary to present a fair statement of the condensed consolidated balance sheets as of June 30, 2026, the statements of income (loss) and shareholders’ equity for the three and six months ended June 30, 2026 and 2025, and the statements of cash flows for the six months ended June 30, 2026 and 2025. The December 31, 2025 condensed consolidated balance sheet was derived from the audited financial statements.

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
Use of Estimates
The preparation of the Company's financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosures of contingent assets and liabilities. Significant items subject to such estimates and assumptions include the carrying value of property, plant and equipment; intangible assets; valuation allowances for receivables and deferred income tax assets and liabilities; liabilities for potential tax deficiencies; and, potential litigation claims and settlements as well as the fair value of the Company's financial instruments including cash, cash equivalents and restricted cash, accounts receivable, accounts payable, note payable and revolving line of credit.. The Company bases these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying value of assets and liabilities that are readily available from other sources. Actual results may differ from these estimates.
Significant Accounting Policies
Other than those listed below, there have been no significant changes in our significant accounting policies since the end of fiscal 2025.
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
The quantitative goodwill impairment test used to identify potential impairment compares the fair value of a reporting unit with its carrying amount, including goodwill. Fair value represents the price a market participant would be willing to pay in a potential sale of the reporting unit and is based on a combination of an income approach, based on discounted future cash flows, and a market approach, based on market multiples applied to free cash flow. If the fair value exceeds the carrying value,

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
then no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Any impairment identified is included within "goodwill impairment" in the unaudited consolidated statements of income (loss).
A reporting unit is an operating segment or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. During 2026, goodwill was allocated to the Specialty Chemicals reporting unit. The Company had no goodwill in fiscal 2025.
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
Note 2: Acquisitions
On May 4, 2026, the Company entered into an Asset Purchase Agreement (the "Purchase Agreement") to acquire 100% interest in substantially all the assets and certain specified liabilities of Midwest Graphic Sales, Inc. and Sigma Coating, Inc. (together, "Midwest") for purchase consideration of approximately $13.5 million, subject to certain working capital adjustments. The transaction closed simultaneously with the execution of the Purchase Agreement and was funded using cash on hand. Midwest is a specialty chemical formulator focused on the manufacturing and distribution of coatings, inks, and high-value packaging applications across food, pharmaceutical, personal care, and consumer end markets. The acquisition directly supports Ascent’s Chemicals-as-a-Service (“CaaS”) strategy and adds customer-embedded, formulation-driven demand across food, pharmaceutical, personal care, and consumer packaging applications, supported by customized solutions, strong margins, and long-tenured customer relationships that can be scaled across Ascent’s platform to drive margin expansion and accelerated growth.
The acquisition accounting resulted in the recognition, on a preliminary basis, of assets acquired and liabilities assumed on the acquisition date based on available information. The Company preliminarily recognized fair values of the assets acquired and liabilities assumed and recognized $4.7 million of goodwill and $7.7 million of intangible assets. As of June 30, 2026, the Company has not finalized acquisition accounting, including, but not limited to, the fair value of accounts receivable, accounts payable, accrued expenses, property, plant and equipment, and final purchase consideration. The acquisition accounting is subject to change as the Company continues to obtain and assess relevant information that existed as of the acquisition date.

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
The preliminary allocation of the total estimated purchase consideration is as follows:

(in thousands)	May 4, 2026
Accounts receivable, net	$1,193
Inventories	611
Prepaid expenses and other current assets	7
Property, plant and equipment	100
Intangible assets	7,665
Total identifiable assets acquired	9,576

Accounts payable	658
Accrued expenses and other current liabilities	117
Total identifiable liabilities assumed	775

Net identifiable assets acquired	8,801
Total preliminary consideration transferred per ASC 805	13,536
Goodwill	$4,735
Goodwill primarily represents expected synergies from combining operations, acquired workforce, and other benefits that do not qualify for separate recognition. Goodwill is not expected to be deductible for income tax purposes. All of the $4.7 million acquired goodwill was assigned to the Company's Specialty Chemicals reportable segment
The intangible assets consist of trade names and trademarks of $0.3 million and customer relationships of $7.4 million, which will be amortized using an accelerated method over a period of 3 years and 20 years, respectively.
From the acquisition date through June 30, 2026, Midwest generated $1.9 million of net sales and no net income. Midwest's net income includes the impact of $0.3 million of intangible amortization from the acquisition date through June 30, 2026. For the three months ended June 30, 2026, total acquisition-related costs of $0.2 million were reported in selling, general and administrative expenses.

In connection with the acquisition of Midwest, the Company was required to fund $1.1 million of cash in escrow to be released after a holding period of 18 months, subject to post-closing employment obligations for certain acquired Midwest employees. See Note 16 for additional information on the Company's restricted cash.
Pro Forma Financial Information
The following unaudited pro forma information shows the combined results of operations as if the acquisition had occurred as of the beginning of the periods presented. The unaudited pro forma information is presented for informational purposes only and may not reflect the actual results that would have been achieved and indicate future results.

(unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Pro forma net sales	$26,551	$21,432	$49,169	$42,514
Pro forma net income (loss)	$759	$(2,609)	$(732)	$(4,232)
Note 3: Discontinued Operations

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

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
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

The financial results are presented as income (loss) from discontinued operations, net of tax on the unaudited condensed consolidated statements of income (loss). The following table summarizes the results of the Company's discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net sales	$—	$8,188	$—	$34,460
Cost of sales	—	6,714	—	29,770
Gross profit	—	1,474	—	4,690

Selling, general and administrative expense	—	498	—	1,888
Gain on sale of assets	—	(8,994)	—	(8,994)
Acquisition costs and other	—	1,323	—	3,421
Income from discontinued operations before income taxes	—	8,647	—	8,375
Income tax benefit	—	(86)	—	(71)
Net income from discontinued operations	$—	$8,733	$—	$8,446
Note 4: Revenue Recognition
Revenue is generated primarily from contracts to produce, ship and deliver specialty chemical products or through distribution arrangements with our customers. Revenues are primarily recognized when control of the promised goods or services is transferred to our customers upon shipment, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. For certain distribution arrangements, revenue is recognized gross, as principal, when control of the promised goods or services is transferred to our customers upon delivery, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The Company's revenues are derived from contracts with customers where performance obligations are satisfied at a point-in-time or over-time. For certain contracts under which the Company produces product with no alternative use and for which the Company has an enforceable right to payment during the production cycle, product in which the material is customer owned or in which the customer simultaneously consumes the benefits throughout the production cycle, progress toward satisfying the performance obligation is measured using an output method of units produced. Certain customer arrangements consist of bill-and-hold characteristics under which transfer of control has been met (including the passing of title and significant risk and reward of ownership to the customers). Therefore, the customers can direct the use of the bill-and-hold inventory while we retain physical possession of the product until it is shipped to a customer at a point in time in the future.

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
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
The following table presents the Company's revenues, disaggregated by revenue source from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Custom Manufacturing[1]	$14,999	$14,259	$30,306	$27,789
Core Technology[2]	9,344	4,393	13,453	8,697
Distribution[3]	1,324	—	1,324	—
Net sales	$25,667	$18,652	$45,083	$36,486
1Custom Manufacturing includes tolling, dedicated manufacturing and other manufacturing in which the customer formulation or intellectual property is owned by the customer
2Core technology includes product groups in which Ascent owns the right to the formulation or the intellectual property used in the manufacturing process
3Distribution includes product groups in which Ascent does not perform a manufacturing process over purchased material from the supplier
Performance obligations are supported by contracts with customers, providing a framework for the nature of the distinct goods, services or bundle of goods and services. The timing of satisfying the performance obligation is typically indicated by the terms of the contract. The following table represents the Company's revenue recognized at a point-in-time and over-time:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Point-in-time	$21,982	$11,685	$36,688	$25,317
Over-time	$3,685	$6,967	$8,395	$11,169
Note 5: Fair Value of Financial Instruments
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
The Company's financial instruments include cash, cash equivalents and restricted cash, accounts receivable, accounts payable, note payable and revolving line of credit.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
During the three and six months ended June 30, 2026, the Company had no significant measurements of assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition. During the three and six months ended June 30,

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
2025, the Company's only significant measurements of assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition were certain right-of-use assets.
Right-of-use assets
During the second quarter of 2025, the Company incurred impairment charges of $1.6 million related to the write down of the right-of-use asset for the Company's Master lease associated with the former Munhall facility. Fair value was estimated by using a discounted cash flow method. The discounted future cash flows were determined based on future sublease rental rates, future sublease market conditions and a discount rate based on the Company's incremental borrowing rate. In the fourth quarter of 2025, the Company and its sale leaseback partner, Store, completed a lease assignment of the former Munhall facility to an unaffiliated third party and entered into Seventh Amended and Restated Master Lease agreement. See Note 10 for additional information on the Company's leases.

Fair Value of Financial Instruments
The fair values of cash, cash equivalents and restricted cash, accounts receivable, accounts payable and the Company's note payable approximated their carrying value because of the short-term nature of these instruments. The Company's revolving line of credit, which is based on a variable interest rate, are also reflected in the financial statements at carrying value which approximate fair values as of June 30, 2026. The carrying amount of cash, cash equivalents and restricted cash are considered Level 1 measurements. The carrying amounts of accounts receivable, accounts payable, note payable and revolving line of credit are considered Level 2 measurements. See Note 9 for further information on the Company's debt.
Note 6: Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined by either specific identification or weighted average methods. The components of inventories from continuing operations are as follows:

(in thousands)	June 30, 2026	December 31, 2025
Raw materials	$8,700	$6,491
Finished goods	2,940	3,347
	11,640	9,838
Less: inventory reserves	(1,152)	(1,096)
Inventories	$10,488	$8,742
Note 7: Property, Plant and Equipment
Property, plant and equipment from continuing operations consist of the following:

(in thousands)	June 30, 2026	December 31, 2025
Land	$518	$518
Leasehold improvements	2,754	2,624
Buildings	1,830	1,830
Machinery, fixtures and equipment	41,183	40,120
Construction-in-progress	972	332
	47,257	45,424
Less: accumulated depreciation and amortization	(31,564)	(29,662)
Property, plant and equipment, net	$15,693	$15,762

The following table sets forth depreciation expense related to property, plant and equipment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Cost of sales	$764	$838	$1,571	$1,760
Selling, general and administrative	83	43	166	110
Total depreciation	$847	$881	$1,737	$1,870

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Note 8: Intangible Assets and Deferred Charges
Intangible assets represent the fair value of intellectual, non-physical assets resulting from business acquisitions and are amortized over their estimated useful life using an accelerated method over a period ranging from three to 20 years. The weighted average amortization period for the customer relationships is approximately 17.52 years. Amortization expense is included in selling, general, and administrative expense on the unaudited condensed consolidated statements of income (loss).
The balance of intangible assets from continuing operations subject to amortization are as follows:

	June 30, 2026		December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Customer related	$12,500	$(3,195)	$5,100	$(2,779)
Trademarks and trade names	415	(56)	150	(32)
Other	500	(156)	500	(106)
Total definite-lived intangible assets	$13,415	$(3,407)	$5,750	$(2,917)
Estimated amortization expense related to intangible assets for the next five years are as follows:

(in thousands)
Remainder of 2026	$1,178
2027	1,894
2028	1,445
2029	1,129
2030	891
2031	727
Thereafter	$2,744

Deferred charges represent debt issuance costs and are amortized over their estimated useful lives using the straight-line method over a period of 2.5 years.
The balance of deferred charges subject to amortization are as follows:

(in thousands)	June 30, 2026	December 31, 2025
Deferred charges, gross	$506	$506
Accumulated amortization of deferred charges	(205)	(105)
Deferred charges, net	$301	$401

Note 9: Debt
Short-term debt
On May 29, 2026, the Company entered into a note payable in the amount of $1.0 million with an annual interest rate of 2.57% maturing April 1, 2027. The agreement is associated with the financing of the Company's insurance premiums in the current term year. As of June 30, 2026, the outstanding balance was $1.0 million.
Credit Facilities
On December 10, 2025, the Company entered into a Limited Waiver, Consent and Sixth Amendment to Credit Agreement and Omnibus Amendment to Loan Documents with BMO Bank N.A. and the other lenders under the Company’s credit facility (the “Sixth Credit Facility Amendment”). The Sixth Credit Facility Amendment contained a consent for (a) the Company entering into the assignment of the lease for the Company’s former Munhall facility to a new tenant, and (b) certain organizational changes relating to an internal restructuring of the Company’s chemical manufacturing businesses, including (i) updates to the names of the Company’s chemical manufacturing businesses designed to provide for more consistent branding

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
across its manufacturing locations and (ii) the formation of a new holding company named Ascent Chemicals, LLC (“Ascent Chemicals”) to own all of the Company’s chemical manufacturing businesses. The Sixth Credit Facility Amendment also added Ascent Chemicals as a loan party to the credit facility. In addition, the Credit Facility Amendment provided a limited waiver of an event of default that occurred under the credit facility due to the Company’s repurchase of shares in an aggregate amount that exceeded the threshold set forth in Section 8.06(c) of the credit facility. The lenders under the credit facility have not accelerated any obligations of Ascent as a result of such event of default and will no longer have any such acceleration rights as a result of the limited waiver. The maximum revolving loan commitment under the credit facility remains $30 million with an interest rate between 1.85% and 2.35%, depending on average availability under the credit facility and the Company's consolidated fixed charge coverage ratio. The term of the credit facility remains through December 31, 2027.
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
Pursuant to the Fifth Credit Facility Amendment, the Company was required to pledge all of its tangible and intangible properties, including the stock and membership interests of its subsidiaries. The Fifth Credit Facility Amendment contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $4.5 million and (ii) 15% of the revolving credit facility. As of June 30, 2026, the Company was in compliance with all financial debt covenants.
The Company had no debt outstanding under its credit facilities as of June 30, 2026 and December 31, 2025.
As of June 30, 2026, the Company had $17.9 million of remaining availability under its credit facilities.
Note 10: Leases
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
On April 4, 2025, the Company and Store entered into a Fifth Amended and Restated Master Lease Agreement (the "Fifth Master Lease") to remove the BRISMET facility and reduce the Company's rent pursuant to the Fourth Amended and Restated Master Lease Agreement between the parties dated August 28, 2024. The Fifth Master Lease was determined to be a lease modification that qualified for a remeasurement of the existing lease and not a separate contract. Upon modification of the Fifth Master Lease, the right-of-use asset and operating lease liability were remeasured using an incremental borrowing rate determined on the date of modification. As such, the Company recognized a decrease in the right-of-use asset and operating lease liability related to the Fifth Master Lease of $6.5 million and $7.0 million, respectively, and recognized a gain on the modification of $0.5 million, which is reported within operating expenses on the unaudited consolidated statements of income (loss).
On June 30, 2025, the Company and Store entered into a Sixth Amended and Restated Master Lease Agreement (the "Sixth Master Lease") to remove the ASTI facility and reduce the Company's rent pursuant to the Fifth Amended and Restated Master Lease Agreement between the parties dated April 4, 2025. The Sixth Master Lease was determined to be a lease modification that qualified for a remeasurement of the existing lease and not a separate contract. Upon modification of the Sixth Master Lease, the right-of-use asset and operating lease liability were remeasured using an incremental borrowing rate determined on the date of modification. As such, the Company recognized a decrease in the right-of-use asset and operating lease liability related to the Fifth Master Lease of $4.0 million. See Note 3 for additional information on the Company's divestitures of BRISMET and ASTI.
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

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
decrease in the right-of-use asset and operating lease liability related to the Seventh Master Lease of $5.5 million and $7.2 million, respectively, resulting in a gain on modification of $1.7 million in the fourth quarter of 2025.
As of June 30, 2026, operating lease liabilities related to the master lease agreement with Store Capital totaled $11.4 million, or 89% of the total lease liabilities on the unaudited consolidated balance sheet.
During the three and six months ended June 30, 2026, the Company did not enter into any new finance lease agreements.
Operating and finance lease amounts from continuing operations included in the unaudited condensed consolidated balance sheets are as follows (in thousands):

Classification	Financial Statement Line Item	June 30, 2026	December 31, 2025
Long-term Assets	Right-of-use assets, operating leases	$9,074	$9,368
Long-term Assets	Property, plant and equipment	895	1,060
Current liabilities	Current portion of lease liabilities, operating leases	754	712
Current liabilities	Current portion of lease liabilities, finance leases	340	331
Non-current liabilities	Non-current portion of lease liabilities, operating leases	11,105	11,496
Non-current liabilities	Non-current portion of lease liabilities, finance leases	635	808
Total Lease Cost
Individual components of the total lease cost incurred by the Company are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Operating lease cost[1]	$359	$768	$718	$1,721
Finance lease cost:
Amortization of right-of-use assets	82	75	165	151
Interest on finance lease liabilities	15	18	31	36
Sublease income	(146)	(114)	(357)	(261)
Total lease cost	$310	$747	$557	$1,647
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
Future expected cash receipts from the Company's sublease as of June 30, 2026 are as follows:

(in thousands)	Sublease Receipts
Remainder of 2026	$299
2027	606
2028	618
2029	631
2030	643
Thereafter	3,954
Total sublease receipts	$6,751

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Maturity of Leases
The amounts of undiscounted future minimum lease payments under leases in continuing operations as of June 30, 2026 are as follows:

(in thousands)	Operating	Finance
Remainder of 2026	$782	$194
2027	1,589	387
2028	1,622	387
2029	1,655	86
2030	1,589	64
Thereafter	9,567	—
Total undiscounted minimum future lease payments	16,804	1,118
Imputed interest	(4,945)	(143)
Present value of lease liabilities	$11,859	$975
Lease Term and Discount Rate

Weighted-average remaining lease term	June 30, 2026	December 31, 2025
Operating leases	10.02 years	10.50 years
Finance leases	2.74 years	3.23 years
Weighted-average discount rate
Operating leases	7.19%	7.18%
Finance leases	5.94%	5.94%
Note 11: Shareholders' Equity
Share Repurchase Program
On December 19, 2025, the Board of Directors authorized a new share repurchase program allowing for repurchase of up to 2.0 million shares of the Company's outstanding common stock over 24 months. The shares will be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Under the program, the purchases will be funded from available working capital, and the repurchased shares will be returned to the status of authorized, but unissued shares of common stock or held in treasury. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. As of June 30, 2026, the Company has 1,492,941 shares of its share repurchase authorization remaining.
Shares repurchased for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Number of shares repurchased[1]	209,868	644,171	505,563	660,993
Average price per share	$13.80	$12.15	$13.29	$12.17
Total cost of shares repurchased[2]	$2,924,245	$7,848,761	$6,849,961	$8,063,383
1Share repurchases in excess of issuances are subject to a 1% excise tax, which is included as part of the cost basis of the shares acquired
2Includes broker commissions paid as part of repurchase transactions

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Note 12: Earnings Per Share
The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Numerator:
Net income (loss) from continuing operations	$670	$(2,447)	$(1,310)	$(4,453)
Net income from discontinued operations	$—	$8,733	$—	$8,446
Net income (loss)	$670	$6,286	$(1,310)	$3,993
Denominator:
Weighted-average common shares outstanding	9,047	9,751	9,232	9,913
Effect of dilutive securities:
Employee stock options and stock grants	67	—	—	—
Weighted-average common shares, as adjusted	9,114	9,751	9,232	9,913

Net income (loss) per share from continuing operations:
Basic	$0.07	$(0.25)	$(0.14)	$(0.45)
Diluted	$0.07	$(0.25)	$(0.14)	$(0.45)

Net income per share from discontinued operations:
Basic	$—	$0.90	$—	$0.85
Diluted	$—	$0.90	$—	$0.85

Net income (loss) per share:
Basic	$0.07	$0.65	$(0.14)	$0.40
Diluted	$0.07	$0.65	$(0.14)	$0.40
The diluted earnings (loss) per share calculations exclude the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. The Company had 0.1 million shares that were anti-dilutive for the three and six months ended June 30, 2026 and 2025, respectively.
Note 13: Income Taxes
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal examinations for years before 2022 or state examinations for years before 2021. During the three and six months ended June 30, 2026 and 2025, the Company did not identify nor reserve for any unrecognized tax benefits.
The effective tax rate for continuing operations was (869.2)% and 27.1% for the three and six months ended June 30, 2026, respectively. The three months ended June 30, 2026 effective tax rate was lower than the U.S. statutory rate of 21.0%, primarily due to changes in forecasted income (loss) and the resulting changes in the valuation allowance on federal and state deferred tax assets. The six months ended June 30, 2026 effective tax rate was higher than the U.S. statutory rate of 21.0% primarily due to changes in the valuation allowance over federal and U.S. state deferred tax assets.

The effective tax rate for continuing operation was 2.1% and 2.0% for the three and six months ended June 30, 2025, respectively. The three and six months ended June 30, 2025 effective tax rate was lower than the U.S. statutory rate of 21.0% primarily due to the valuation allowance over federal and U.S state deferred tax assets.
Note 14: Commitments and Contingencies
From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any other such litigation the outcome of which, we believe, if determined adversely to us, would

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
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
Note 15: Industry Segments
Ascent Industries Co. has one reportable segment: Specialty Chemicals. The Specialty Chemicals segment includes the operating results of the Company’s plants involved in the production and distribution of specialty chemicals and produces critical ingredients and process aids across oil and gas, energy, household, industrial and institutional (“HII”), personal care, coatings, adhesives, sealants and elastomers (“CASE”), agriculture, water treatment, pulp and paper, construction, automotive, and other industrial markets.

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
The following table summarizes certain information regarding segments of the Company's continuing operations:

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
(in thousands)	Specialty Chemicals	Corporate & Other[1]	Total Continuing Operations	Specialty Chemicals	Corporate & Other[1]	Total Continuing Operations
Net sales	$25,667	$—	$25,667	$45,083	$—	$45,083
Cost of goods sold - material	13,443	—	13,443	21,799	—	21,799
Cost of goods sold - other[2]	5,882	—	5,882	13,354	—	13,354
Depreciation	794	—	794	1,570	—	1,570
Gross profit	5,548	—	5,548	8,360	—	8,360
Research and development	107	—	107	170	—	170
Selling, general and administrative expense[3]	4,388	633	5,021	9,113	780	9,893
Depreciation and amortization	413	93	506	571	186	757
Acquisition costs and other	—	176	176	—	177	177
Interest expense (income), net	13	(168)	(155)	26	(474)	(448)
Income taxes	—	(601)	(601)	—	(487)	(487)
Other expense (income)	(29)	(147)	(176)	(34)	(358)	(392)
Net income (loss)	$656	$14	$670	$(1,486)	$176	$(1,310)

Geographic sales[4]
United States	$24,473	$—	$24,473	$43,303	$—	$43,303
Honduras	278	—	278	450	—	450
Mexico	402	—	402	405	—	405
Canada	209	—	209	391	—	391
Colombia	151	—	151	263	—	263
Other	$154	$—	$154	$271	$—	$271

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(in thousands)	Specialty Chemicals	Corporate & Other[1]	Total Continuing Operations	Specialty Chemicals	Corporate & Other[1]	Total Continuing Operations
Net sales	$18,652	$—	$18,652	$36,486	$—	$36,486
Cost of goods sold - material	8,814	—	8,814	17,177	—	17,177
Cost of goods sold - other[2]	4,816	(682)	4,134	9,622	—	9,622
Depreciation	835	3	838	1,754	—	1,754
Gross profit	4,187	679	4,866	7,933	—	7,933
Selling, general and administrative expense[3]	2,476	3,609	6,085	5,180	5,540	10,720
Depreciation and amortization	196	163	359	392	203	595
Acquisition costs and other	—	31	31	92	176	268
Asset impairment	—	1,622	1,622	—	1,622	1,622
Gain on lease modification	—	(544)	(544)	—	(544)	(544)
Interest expense (income), net	16	(31)	(15)	32	67	99
Income taxes	—	(89)	(89)	—	(89)	(89)
Other expense (income)	—	(136)	(136)	—	(285)	(285)
Net income (loss)	$1,499	$(3,946)	$(2,447)	$2,237	$(6,690)	$(4,453)

Geographic sales[4]
United States	$17,450	$—	$17,450	$34,093	$—	$34,093
Mexico	213	—	213	686	—	686
Canada	200	—	200	424	—	424
Colombia	166	—	166	303	—	303
The Netherlands	336	—	336	370	—	370
Honduras	—	—	—	270	—	270
Costa Rica	144	—	144	172	—	172
Other	$143	$—	$143	$168	$—	$168

	As of
(in thousands)	June 30, 2026	December 31, 2025
Identifiable assets
Specialty Chemicals	$61,064	$37,303
Corporate and other	45,252	74,634
	$106,316	$111,937
1Corporate & Other includes corporate overhead expenses and ongoing expenses for properties under the Master Lease not assigned to a segment in which the Company is the responsible party.
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

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Note 16: Restricted Cash
Amounts included in restricted cash represent those required to be set aside for the escrow agreement associated with the Midwest acquisition. The escrow agreement has a holding period of 18 months, subject to post-closing employment obligations for certain acquired Midwest employees. Restricted cash is included in other non-current assets on the unaudited condensed consolidated balance sheets.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited consolidated statement of cash flows.

	As of June 30,
	2026	2025
Cash and cash equivalents	$28,069	$60,479
Restricted cash in other noncurrent assets	1,050	—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$29,119	$60,479
Note 17: Supplemental Disclosure
Net interest expense is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Credit facilities	$104	$175	$208	$271
Lease obligations	15	18	31	36
Interest income	(275)	(208)	(689)	(208)
Other	1	—	2	—
Interest expense (income), net	$(155)	$(15)	$(448)	$99

Supplemental disclosures of cash flow information:

	Six Months Ended June 30,
	2026	2025
Cash paid for interest	$88	$121
Cash paid for income taxes, net	84	—

Noncash Investing Activities:
Capital expenditures, not yet paid	$393	$57
Note 18: Subsequent Events
On July 17, 2026, the Company entered into an Omnibus Joinder to Loan Documents with BMO Bank N.A. and the other lenders under the Company’s credit facility (the “Credit Facility Amendment”). The Credit Facility Amendment was entered into in connection with the Company's acquisition of Midwest. In connection with the acquisition, the Company formed Ascent Chemicals - MGS, LLC, a wholly-owned subsidiary, to hold the acquired business and the related assets. Pursuant to the amendment, the Credit Agreement was amended to reflect the addition of Ascent Chemicals - MGS, LLC as a loan party and to make certain related conforming changes, including updates to the schedules and exhibits thereto. The maximum revolving loan commitment under the credit facility remains $30 million with an interest rate between 1.85% and 2.35%, depending on average availability under the credit facility and the Company's consolidated fixed charge coverage ratio. The term of the credit facility remains through December 31, 2027. See Note 9 for additional information on the Company's credit facilities.

In July 2026, the Company received the $0.8 million of funds previously held in escrow related to the ASTI divestiture. See Note 3 for additional information on the Company's discontinued operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity, and capital resources during the three and six months ended June 30, 2026 and 2025, respectively. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the Annual Report), as well as the condensed consolidated financial statements (unaudited) and notes to the condensed consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of 2025. This discussion and analysis is presented in five sections:
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
The second quarter represented an important inflection point in Ascent's evolution. Despite continued challenges across the broader specialty chemicals market, our legacy business delivered organic growth well above both the market and many of our peers, reflecting disciplined commercial and operational execution. At the same time, the acquisition of Midwest Graphic Sales has exceeded our expectations, delivering earnings accretion from day one and integrating ahead of schedule. Together, these results reinforce our confidence that the strategic roadmap we have been executing is creating a stronger, higher-quality specialty chemicals platform.
Macroeconomic Events
We continue to monitor macroeconomic trends and uncertainties such as key material inflation, the effects of recently implemented tariffs, and the potential imposition of modified or additional tariffs, which may have adverse effects on net sales and profitability. Following the February 20, 2026, Supreme Court ruling regarding the imposition of tariffs under the International Emergency Economic Powers Act (IEEPA), U.S. Customs and Border Protection is issuing refunds for tariffs previously paid under IEEPA. Concurrently, the Administration imposed a temporary 10% general tariff under Section 122 of the Trade Act of 1974 subject to several exemptions, including the import into the United States of certain aerospace products. As a result of the tariffs announced by the U.S. presidential administration and continued tariff modifications or the imposition of tariffs or export controls by other countries, we have worked with our suppliers to mitigate supply chain challenges, cost volatility, and consumer and economic uncertainty due to rapid changes in global trade policies. Much of our raw material used in production is domestically sourced and we are continuing to evaluate these factors and their potential effects as well as our ability to potentially offset all or a portion of cost increases through pricing actions and additional cost savings efforts. Economic pressures on customers and consumers, including the challenges of inflation and the effects of increased tariffs, may negatively affect our net sales and profitability in the future.
Geopolitical conflicts, including the continuation or escalation of ongoing tensions and military conflicts in the Middle East may also disrupt business operations of suppliers and/or customers, causing supply chain constraints or delays, increased pricing or delayed spending by our customers. The full impact of such events are not known at this time, but they could have a material adverse impact on our business, financial condition, results of operations, and stock price.
These developments did not have a material impact on our financial position, results of operations and cash flows during the three and six months ended June 30, 2026.

Results of Operations
Consolidated Performance Summary
Consolidated net sales for the second quarter of 2026 were $25.7 million, an increase of $7.0 million, or 37.6%, compared to net sales for the second quarter of 2025. The increase in net sales was primarily driven by a 15.2% increase in pounds shipped and a 23.0% increase in average selling prices.
Consolidated net sales for the six months ended June 30, 2026 were $45.1 million, an increase of $8.6 million, or 23.6%, compared to net sales for the six months ended June 30, 2025. The increase in net sales was primarily driven by an 11.5% increase in pounds shipped and a 14.6% increase in average selling prices.
For the second quarter of 2026, consolidated gross profit increased 14.0% to $5.5 million, or 21.6% of sales, compared to $4.9 million, or 26.1% of sales in the second quarter of 2025. For the six months ended June 30, 2026, consolidated gross profit increased 5.4% to $8.4 million, or 18.5% of sales, compared to $7.9 million, or 21.7% of sales in the six months ended June 30, 2025. The increase in dollars for the second quarter and first six months was primarily driven by increases in cost recovery in the period due to increased production, reductions in utilities and repairs and maintenance partially offset by increases in labor and overhead.
Consolidated selling, general, and administrative expense (SG&A) for the second quarter of 2026 decreased $0.9 million to $5.5 million, or 21.5% of sales, compared to $6.4 million, or 34.5% of sales in the second quarter of 2025. Consolidated selling, general, and administrative expense (SG&A) for the six months ended June 30, 2026 decreased $0.7 million to $10.7 million, or 23.6% of sales, compared to $11.3 million, or 31.0% of sales in the six months ended June 30, 2025. The decrease in SG&A expense for the second quarter of 2026 and six months ended June 30, 2026 was primarily driven by decreases in incentive bonus, professional fees and repairs and maintenance partially offset by increase in salaries, wages and benefits.
Consolidated operating loss in the second quarter of 2026 totaled $0.3 million compared to an operating loss of $2.7 million in the second quarter of 2025. Consolidated operating loss in the six months ended June 30, 2026 totaled $2.6 million compared to an operating loss of $4.7 million in the six months ended June 30, 2025. The operating loss decrease in the six months ended June 30, 2026 was primarily driven by aforementioned increase in gross profit and decrease in SG&A expense as well as decreases in asset impairments and gain on lease modification in the prior year not in the current year.
Specialty Chemicals
SG&A expense for the second quarter of 2026 was $4.8 million, or 18.7% of sales, compared to $2.7 million, or 14.3% of sales in the second quarter of 2025. SG&A expense for the six months ended June 30, 2026 was $9.7 million, or 21.5% of sales, compared to $5.6 million, or 15.3% of sales in the six months ended June 30, 2025. The increase in dollars for the three and six months ended June 30, 2026 was primarily driven by increases in corporate expense allocation, salaries, wages and benefits and amortization expense partially offset by decreases in incentive bonus.
Operating income decreased to $0.6 million for the second quarter of 2026 compared to operating income of $1.5 million for the second quarter of 2025. The current year decrease in operating income was primarily driven by the aforementioned increase in SG&A expense. Operating loss increased to $1.5 million for the six months ended June 30, 2026 compared to operating income of $2.3 million for the six months ended June 30, 2025. The current year increase in operating loss was primarily driven by the aforementioned increase in SG&A expense.
Corporate & Other Items
Unallocated corporate and other expenses for the second quarter of 2026 decreased $2.4 million, or 76.5%, to $0.7 million, or 2.8% of sales, compared to $3.1 million, or 16.6% of sales, in the prior year. The second quarter of 2026 decrease in dollars was primarily driven by increases corporate allocation as well as decreases in incentive bonus, professional fees, taxes and licenses partially offset by increases in salaries, wages and benefits.
Unallocated corporate and other expenses for the six months ended June 30, 2026 decreased $5.9 million, or 83.7%, to $1.1 million, or 2.5% of sales, compared to $7.0 million, or 19.2% of sales, in the prior year. The six months ended June 30, 2026 decrease in dollars was primarily driven by increases in corporate allocation to Chemicals locations as well as decreases in professional fees, taxes and licenses, incentive bonus and IT software costs partially offset by increases in salaries, wages and benefits and dues and subscriptions.
Interest income was $0.2 million for the second quarter of 2026 compared to diminimus interest income for the second quarter of 2025. Interest income was $0.5 million for the six months ended June 30, 2026 compared to interest expense of $0.1 million for the six months ended June 30, 2025. The change was driven by a higher interest-bearing cash balance in the current year compared to the prior year. The Company had no debt outstanding under its credit facilities in either period.
The effective tax rate for continuing operations was (869.2)% and 27.1% for the three and six months ended June 30, 2026, respectively. The three months ended June 30, 2026 effective tax rate was lower than the U.S. statutory rate of 21.0%, primarily due to changes in forecasted income (loss) and the resulting changes in the valuation allowance on federal and state deferred tax assets. The six months ended June 30, 2026 effective tax rate was higher than the U.S. statutory rate of 21.0% primarily due to changes in the valuation allowance over federal and U.S. state deferred tax assets.
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
Consolidated EBITDA and Adjusted EBITDA from continuing operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Net income (loss) from continuing operations	$670	$(2,447)	$(1,310)	$(4,453)
Adjustments:
Interest expense (income), net	(155)	(15)	(448)	99
Income taxes	(601)	(89)	(487)	(89)
Depreciation	877	893	1,737	1,870
Amortization	373	153	490	306
EBITDA	1,164	(1,505)	(18)	(2,267)
Acquisition costs and other	176	31	177	268
Shelf registration costs	—	—	14	—
Asset impairments	—	1,622	—	1,622
Gain on lease modification	—	(544)	—	(544)
Stock-based compensation	137	86	270	120
Non-cash lease expense	(26)	(25)	(51)	(1)
Restructuring and severance cost	—	—	97	—
Adjusted EBITDA	$1,451	$(335)	$489	$(802)
% of sales	5.7%	(1.8)%	1.1%	2.2%

Specialty Chemicals EBITDA and Adjusted EBITDA are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Net income (loss)	$656	$1,499	$(1,486)	$2,237
Adjustments:
Interest expense, net	13	15	25	32
Depreciation	835	878	1,652	1,840
Amortization	373	153	490	306
EBITDA	1,877	2,545	681	4,415
Acquisition costs and other	—	—	—	92
Stock-based compensation	24	—	54	—
Non-cash lease expense	(15)	(5)	(30)	3
Restructuring and severance costs	—	—	38	—
Specialty Chemicals Adjusted EBITDA	$1,886	$2,540	$743	$4,510
% of segment sales	7.3%	13.6%	1.6%	12.4%
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
Sources of Liquidity
Funds generated by operating activities supplemented by our available cash and cash equivalents and our credit facilities are our most significant sources of liquidity. As of June 30, 2026, we held $28.1 million of cash and cash equivalents, as well as $17.9 million of remaining available capacity on our revolving line of credit. We believe our sources of liquidity will be sufficient to fund operations and anticipated capital expenditures as well as repay our debt obligations as they become due over the next 12 months and beyond.
Cash Flows

Cash flows from continuing operations were as follows:

	Six Months Ended June 30,
(in thousands)	2026	2025
Total cash used in:
Operating activities	$(7,724)	$(8,941)
Investing activities	(14,712)	(466)
Financing activities	(6,051)	(7,473)
Net decrease in cash, cash equivalents and restricted cash	$(28,487)	$(16,880)

Operating Activities
The decrease in cash used in operating activities for the six months ended June 30, 2026, compared to cash used in operating activities in the six months ended June 30, 2025, was primarily driven by decreases in net loss from $4.5 million in the six months ended June 30, 2025 to $1.3 million in the six months ended June 30, 2026 and changes in working capital. Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, customer payments of accounts receivable and payments to vendors in the regular course of business. Accounts payable increased operating cash flows by $2.6 million for the first six months of 2026, compared to a decrease of $1.7 million in the first six months of 2025. The change in accounts payable is primarily due to increased inventory purchases to match increases in sales. Accounts receivable and advances decreased operating cash flows by $6.5 million in the first six months of 2026 compared to a $4.9 million decrease in the first six months of 2025. The decrease in cash generated by accounts receivable and advances is primarily driven by an increase in net sales in the current period and increased days sales outstanding in the current period. Inventory decreased operating cash flows for the first six months of 2026 by $1.1 million compared to a decrease of $0.9 million for the first six months of 2025. The change in inventory is primarily driven by higher inventory purchases in the first six months of 2026 compared to the first six months of 2025 coupled with and increase in days inventory outstanding year over year.
Investing Activities
Net cash used in investing activities primarily consists of transactions related to capital expenditures and acquisitions. The increase in cash used in investing activities for the six months ended June 30, 2026 compared to the cash used in investing activities for the six months ended June 30, 2025 was primarily due to the purchase of Midwest Graphic Sales in the second quarter of 2026 as well as increases in capital expenditures in the current year compared to the prior year.
Financing Activities
Net cash used in financing activities primarily consists of transactions related to our credit facilities and share repurchases. The decrease in cash used in financing activities for the six months ended June 30, 2026 compared to cash used in financing activities for the six months ended June 30, 2025 was primarily due to decreased repurchases of common stock in the current year. The Company had no debt outstanding under its credit facilities as of June 30, 2026 and December 31, 2025.
Short-term Debt
The Company has a note payable in the amount of $1.0 million with an annual interest rate of 2.57% maturing April 1, 2027, associated with the financing of the Company's insurance premium in 2026. As of June 30, 2026, the outstanding balance was $1.0 million.
Credit Facilities
On December 10, 2025, the Company entered into a Limited Waiver, Consent and Sixth Amendment to Credit Agreement and Omnibus Amendment to Loan Documents with BMO Bank N.A. and the other lenders under the Company’s credit facility (the “Sixth Credit Facility Amendment”). The maximum revolving loan commitment under the credit facility remains $30 million with an interest rate between 1.85% and 2.35%, depending on average availability under the credit facility and the Company's consolidated fixed charge coverage ratio. The term of the credit facility remains through December 31, 2027.
The Facility contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $4.5 million and (ii) 15% of the revolving credit facility. As of June 30, 2026, the Company was in compliance with all financial debt covenants. As of June 30, 2026, the Company had no principal payments outstanding under its credit facilities. See Note 9 in the unaudited notes to the consolidated financial statements for additional information on the Company's credit facilities.
Share Repurchases and Dividends
We have a share repurchase program, authorized by the Company's Board of Directors, that is executed through purchases made from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Shares repurchased are returned to status of authorized, but unissued shares of common stock or held in treasury. As of June 30, 2026, the Company has 1,492,941 shares of its share repurchase authorization remaining.
Shares repurchased for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Number of shares repurchased	209,868	644,171	505,563	660,993
Average price per share	$13.80	$12.15	$13.29	$12.17
Total cost of shares repurchased	$2,924,245	$7,848,761	$6,849,961	$8,063,383

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

Results of these additional measures are as follows:

	June 30, 2026	December 31, 2025
Current ratio	4.3	6.7
Return on average equity	(2.4)%	(8.7)%
Material Cash Requirements from Contractual and Other Obligations
As of June 30, 2026, our material cash requirements for our known contractual and other obligations were as follows:
•Operating and Finance Leases - The Company enters into various lease agreements for the real estate and manufacturing equipment used in the normal course of business. Operating and finance lease obligations were $12.8 million, with $1.1 million payable within 12 months. See Note 10 for further detail of our lease obligations and the timing of expected future payments.
The Company has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on the Company's financial position, revenues, results of operations, liquidity, or capital expenditures. We expect capital spending to be as much as $3.0 million for the remainder of fiscal 2026.
Critical Accounting Policies and Estimates
We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, in the notes to the consolidated financial statements presented in the Annual Report on Form 10-K for the year ended December 31, 2025. We discuss our critical accounting estimates in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Annual Report on Form 10-K for the year ended December 31, 2025. Other than those listed below, there have been no significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal 2025.
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

Judgments and uncertainties involved in the estimate
The acquisition method of accounting requires extensive use of estimates and judgments to allocate the consideration transferred to the identifiable tangible and intangible assets acquired, if any, and liabilities assumed. Fair value determinations involve significant assumptions about highly subjective variables, including future cash flows, discount rates, customer attrition and expected business performance. There are also different valuation models and inputs for each component, the selection of which requires considerable judgment. Our estimates and assumptions may be based, in part, on the availability of listed market prices or other transparent market data. These determinations will affect the amount of amortization expense recognized in future periods as well the residual amount recognized as goodwill, if any, attributable to the transaction.

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

Effect if actual results differ from assumptions
We have not made any material changes in our methodology used to determine whether potential impairment events have occurred or any material changes in the estimates and assumptions used in our quantitative goodwill impairment testing. As of June 30, 2026, the Company's goodwill balance is $4.7 million.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, we are not required to provide the information required by this Item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Exchange Act as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.” The Company’s disclosure controls and procedures are designed to ensure that material information relating to the Company and its consolidated subsidiaries is accumulated and communicated to its management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial

Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2026. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2026, because of the previously reported material weaknesses in internal control over financial reporting, as described below.
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
Ongoing Remediation Efforts to Address Material Weaknesses
Our Board of Directors and management are committed to the continued implementation of remediation efforts to address the material weaknesses. The material weaknesses were first identified in 2021 and 2022 and while the Company has significantly improved its internal control over financial reporting, the material weaknesses remain un-remediated as of June 30, 2026 due to the continued IT general control ineffectiveness. During the three and six months ended June 30, 2026, management, with oversight from the Company's Audit Committee, continued executing a detailed plan for remediation which includes:
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

Changes in Internal Control over Financial Reporting
Other than the ongoing remediation efforts described above, there have been no changes in the Company’s internal control over financial reporting during the three and six months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II
Item 1. Legal Proceedings
It is not unusual for us and our subsidiaries to be involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business involving, among other things, product liability, commercial, employment, workers' compensation, and environmental matters.. With respect to such lawsuits, claims and proceedings, the Company records reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. We cannot predict with any certainty the outcome of these unresolved legal actions or, in some cases, the range of possible loss or recovery. Information pertaining to legal proceedings can be found in Note 14 - Commitments and Contingencies in the notes to the unaudited condensed consolidated financial statements, and is incorporated by reference herein.
Item 1A. Risk Factors
There were no material changes in our assessment of risk factors as discussed in Part I, Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth information with respect to purchases of the Company’s common stock on a trade date basis made during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[1]	Number of Shares that May Yet Be Purchased under the Program
April 1, 2026 - April 30, 2026	163,586	$13.74	163,586	1,539,223
May 1, 2026 - May 31, 2026	45,782	14.03	45,782	1,493,441
June 1, 2026 - June 30, 2026	500	13.39	500	1,492,941
As of June 30, 2026	209,868	$13.80	209,868	1,492,941
1On December 19, 2025, the Board of Directors authorized a new share repurchase program allowing for repurchase of up to 2.0 million shares of the Company's outstanding common stock. The stock repurchase program expires in 24 months and there is no guarantee to the exact number of shares that will be repurchased by the Company over that period. See Note 11 for additional information.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three and six months ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Regulation S-K, Item 408).

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

ASCENT INDUSTRIES CO.
(Registrant)

Date:	August 4, 2026	By:	/s/ J. Bryan Kitchen
J. Bryan Kitchen
President and Chief Executive Officer
(principal executive officer)

Date:	August 4, 2026	By:	/s/ Ryan Kavalauskas
Ryan Kavalauskas
Chief Financial Officer
(principal financial and accounting officer)