Form 10-Q
period 2026-09-30
ASCENT INDUSTRIES CO.
filed 2026-11-04
CIK 95953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock as of November 2, 2026 was 9,021,347

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

Part I - Financial Information
Item 1. Financial Statements

Ascent Industries Co.
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	(Unaudited)
	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$28,709	$57,606
Accounts receivable, net of allowance for credit losses of $139 and $1,004, respectively	21,090	10,040
Advances and other receivables	4,605	5,389
Inventories	10,927	8,742
Prepaid expenses and other current assets	1,770	1,243
Total current assets	67,101	83,020
Property, plant and equipment, net	15,878	15,762
Right-of-use assets, operating leases, net	8,927	9,368
Goodwill	4,824	—
Intangible assets, net	9,424	2,833
Deferred charges, net	251	401
Other non-current assets, net	1,465	553
Total assets	$107,870	$111,937

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$9,644	$5,490
Accrued expenses and other current liabilities	3,548	5,389
Current portion of note payable	598	433
Current portion of operating lease liabilities	776	712
Current portion of finance lease liabilities	345	331
Total current liabilities	14,911	12,355
Long-term portion of operating lease liabilities	10,907	11,496
Long-term portion of finance lease liabilities	547	808
Deferred income taxes	147	241
Other long-term liabilities	39	45
Total non-current liabilities	11,640	12,590
Total liabilities	$26,551	$24,945

Commitments and contingencies – See Note 15

Shareholders' equity:
Common stock, par value $1 per share; 24,000,000 shares authorized; 9,021,347 and 9,400,898 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	$11,085	$11,085
Capital in excess of par value	47,976	48,276
Retained earnings	45,878	45,786
	104,939	105,147
Less: cost of common stock in treasury - 2,063,756 and 1,684,205 shares, respectively	(23,620)	(18,155)
Total shareholders' equity	81,319	86,992
Total liabilities and shareholders' equity	$107,870	$111,937
Note: The condensed consolidated balance sheet at December 31, 2025 has been derived from the audited consolidated financial statements at that date. See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Condensed Consolidated Statements of Income (Loss) (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$27,135	$19,697	$72,218	$56,183
Cost of sales	20,016	13,856	56,740	42,410
Gross profit	7,119	5,841	15,478	13,773
Selling, general and administrative	5,314	6,253	15,964	17,567
Research and development	92	—	262	—
Acquisition costs and other	75	398	251	665
Asset impairments	—	—	—	1,622
Gain on lease modification	—	—	—	(544)
Operating income (loss) from continuing operations	1,638	(810)	(999)	(5,537)
Other income
Interest income, net	(114)	(447)	(562)	(347)
Other, net	(145)	(296)	(537)	(581)
Income (loss) from continuing operations before income taxes	1,897	(67)	100	(4,609)
Income tax expense (benefit)	495	58	8	(32)
Income (loss) from continuing operations	1,402	(125)	92	(4,577)
Income (loss) from discontinued operations, net of tax	—	(1,962)	—	6,483
Net income (loss)	$1,402	$(2,087)	$92	$1,906

Net income (loss) per common share from continuing operations:
Basic	$0.16	$(0.01)	$0.01	$(0.47)
Diluted	$0.15	$(0.01)	$0.01	$(0.47)

Net income (loss) per common share from discontinued operations:
Basic	$—	$(0.21)	$—	$0.67
Diluted	$—	$(0.21)	$—	$0.67

Net income (loss) per common share:
Basic	$0.16	$(0.22)	$0.01	$0.20
Diluted	$0.15	$(0.22)	$0.01	$0.20

Weighted average shares outstanding:
Basic	9,012	9,379	9,158	9,733
Diluted	9,097	9,379	9,251	9,733
See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net income	$92	$1,906
Income from discontinued operations, net of tax	—	6,483
Net income (loss) from continuing operations	92	(4,577)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	2,622	2,724
Amortization expense	1,074	459
Amortization of debt issuance costs	150	217
Asset impairments	—	1,622
Deferred income taxes	8	(32)
Reduction of losses on accounts receivable	(952)	(488)
Non-cash lease expense	(77)	85
Stock-based compensation expense	687	512
Changes in operating assets and liabilities:
Accounts receivable and advances	(8,115)	(5,210)
Inventories	(1,573)	(1,450)
Other assets and liabilities	(503)	(1,517)
Accounts payable	3,088	(1,535)
Accrued expenses	(2,085)	1,741
Accrued income taxes	126	(119)
Net cash used in operating activities - continuing operations	(5,458)	(7,568)
Net cash provided by operating activities - discontinued operations	—	6,783
Net cash used in operating activities	(5,458)	(785)
Investing activities
Purchases of property, plant and equipment	(2,256)	(1,082)
Acquisitions, net of cash acquired	(13,600)	—
Net cash used in investing activities - continuing operations	(15,856)	(1,082)
Net cash provided by investing activities - discontinued operations	—	52,525
Net cash provided by (used in) investing activities	(15,856)	51,443
Financing activities
Borrowings from credit facilities	80,350	114,470
Proceeds from note payable	997	1,085
Proceeds from exercise of stock options	398	—
Payments on credit facilities	(80,350)	(114,470)
Payments on note payable	(832)	(696)
Principal payments on finance lease obligations	(246)	(219)
Repurchase of common stock	(6,850)	(8,875)
Net cash used in financing activities - continuing operations	(6,533)	(8,705)
Net cash used in financing activities - discontinued operations	—	(19)
Net cash used in financing activities	(6,533)	(8,724)
Increase (decrease) in cash, cash equivalents and restricted cash	(27,847)	41,934
Cash, cash equivalents and restricted cash at beginning of period	57,606	16,108
Cash, cash equivalents and restricted cash at end of period	$29,759	$58,042
See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)
(in thousands)

	Three Months Ended September 30, 2026

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance June 30, 2026	11,085	$11,085	$47,791	$44,476	2,076	$(23,756)	$79,596
Net income	—	—	—	1,402	—	—	1,402
Issuance of 11,894 shares of common stock from treasury	—	—	(136)	—	(12)	136	—
Stock-based compensation	—	—	321	—	—	—	321
Balance as of September 30, 2026	11,085	$11,085	$47,976	$45,878	2,064	$(23,620)	$81,319

	Nine Months Ended September 30, 2026

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance at December 31, 2025	11,085	$11,085	$48,276	$45,786	1,684	$(18,155)	$86,992
Net income	—	—	—	92	—	—	92
Issuance of 95,346 shares of common stock from treasury	—	—	(1,053)	—	(95)	1,053	—
Exercise of stock options for 30,666 shares, net	—	—	66	—	(31)	332	398
Stock-based compensation	—	—	687	—	—	—	687
Repurchase of 505,563 shares of common stock	—	—	—	—	506	(6,850)	(6,850)
Balance as of September 30, 2026	11,085	$11,085	$47,976	$45,878	2,064	$(23,620)	$81,319
See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
Continued

	Three Months Ended September 30, 2025

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance June 30,2025	11,085	$11,085	$47,375	$48,912	1,655	$(17,656)	$89,716
Net loss	—	—	—	(2,087)	—	—	(2,087)
Issuance of 8,279 shares of common stock from treasury	—	—	(89)	—	(8)	89	—
Stock-based compensation	—	—	291	—	—	—	291
Repurchase of 64,782 shares of common stock	—	—	—	—	65	(832)	(832)
Balance as of September 30, 2025	11,085	11,085	47,577	46,825	1,712	(18,399)	$87,088

	Nine Months Ended September 30, 2025

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance at December 31, 2024	11,085	$11,085	$47,339	$44,919	1,012	$(9,798)	$93,545
Net income	—	—	—	1,906	—	—	1,906
Issuance of 26,865 shares of common stock from treasury	—	—	(274)	—	(26)	274	—
Stock-based compensation	—	—	512	—	—	—	512
Repurchase of 725,775 shares of common stock	—	—	—	—	726	(8,875)	(8,875)
Balance as of September 30, 2025	11,085	11,085	47,577	46,825	1,712	(18,399)	$87,088
See accompanying notes to condensed consolidated financial statements.

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Unless indicated otherwise, the terms "Company," "we," "us," and "our" refer to Ascent Industries Co. and its consolidated subsidiaries.

Note 1: Basis of Presentation
Basis of Financial Statement Presentation
The accompanying unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The unaudited condensed consolidated financial statements, in the opinion of management, contain all normal recurring adjustments necessary to present a fair statement of the condensed consolidated balance sheets as of September 30, 2026, the statements of income (loss) and shareholders’ equity for the three and nine months ended September 30, 2026 and 2025, and the statements of cash flows for the nine months ended September 30, 2026 and 2025. The December 31, 2025 condensed consolidated balance sheet was derived from the audited financial statements.

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
Business Combinations - Business combinations are accounted for using the acquisition method of accounting. Under this method, the identifiable tangible and intangible assets acquired and liabilities assumed are recognized based on their fair values as of the closing date of the transaction. The acquisition method of accounting requires extensive use of estimates and judgments to estimate the fair values of the identifiable tangible and intangible assets acquired, if any, and liabilities assumed.
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

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
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
Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. The ASU requires updated disclosures, in the notes to the financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity disclose the amounts of purchases of inventory, employee compensation, depreciation, intangible asset amortization included in relevant expense captions. The amendments also require disclosure of qualitative descriptions of amounts remaining in relevant expense captions that are not separately disaggregated and to disclose the total amount of selling expenses as well as the entity's definition of selling expenses. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2027, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and footnote disclosures.
Recent accounting pronouncements pending adoption not discussed in this Form 10-Q are either not applicable to the Company or are not expected to have a material impact on the Company.
Note 2: Acquisitions
On May 4, 2026, the Company entered into an Asset Purchase Agreement (the "Purchase Agreement") to acquire 100% interest in substantially all the assets and certain specified liabilities of Midwest Graphic Sales, Inc. and Sigma Coating, Inc. (together, "Midwest") for purchase consideration of approximately $13.6 million, subject to certain working capital adjustments. The transaction closed simultaneously with the execution of the Purchase Agreement and was funded using cash on hand. Midwest is a specialty chemical formulator focused on the manufacturing and distribution of coatings, inks, and high-value packaging applications across food, pharmaceutical, personal care, and consumer end markets. The acquisition directly supports Ascent’s Chemicals-as-a-Service (“CaaS”) strategy and adds customer-embedded, formulation-driven demand across food, pharmaceutical, personal care, and consumer packaging applications, supported by customized solutions, strong margins, and long-tenured customer relationships that can be scaled across Ascent’s platform to drive margin expansion and accelerated growth.
The acquisition accounting resulted in the recognition, on a preliminary basis, of assets acquired and liabilities assumed on the acquisition date based on available information. As of September 30, 2026, the Company has not finalized acquisition accounting, including, but not limited to, the fair value of accounts receivable, accounts payable, accrued expenses, property, plant and equipment, and final purchase consideration. The acquisition accounting is subject to change as the Company continues to obtain and assess relevant information that existed as of the acquisition date. During the three months ended September 30, 2026, the Company and Seller completed the post-closing adjustments under the terms of the Purchase Agreement. As of September 30, 2026, the Company recognized fair values of the assets acquired and liabilities assumed and recognized $4.8 million of goodwill and $7.7 million of intangible assets.

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
The preliminary fair values of the assets acquired and liabilities assumed are as follows:

(in thousands)	May 4, 2026
Accounts receivable	$1,193
Inventories	611
Prepaid expenses and other current assets	7
Property, plant and equipment	75
Intangible assets	7,665
Total identifiable assets acquired	9,551

Accounts payable	658
Accrued expenses and other current liabilities	117
Total identifiable liabilities assumed	775

Net identifiable assets acquired	8,776
Total preliminary consideration transferred per ASC 805	13,600
Goodwill	$4,824
Goodwill primarily represents expected synergies from combining operations, acquired workforce, and other benefits that do not qualify for separate recognition. Goodwill is expected to be deductible for income tax purposes. All of the $4.8 million acquired goodwill was assigned to the Company's Specialty Chemicals reportable unit.
The intangible assets consist of trade names and trademarks of $0.3 million and customer relationships of $7.4 million, which will be amortized using an accelerated method over a period of 3 years and 20 years, respectively.
From the acquisition date through September 30, 2026, Midwest generated $4.1 million of net sales and $0.7 million in net loss. Midwest's net loss includes the impact of $0.7 million of intangible amortization from the acquisition date through September 30, 2026.

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

(unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Pro forma net sales	$27,135	$22,370	$76,304	$64,885
Pro forma net income (loss)	$1,402	$(322)	$672	$(4,550)
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

Divestiture of American Stainless Tubing
On June 23, 2025, the Company and its wholly-owned subsidiary American Stainless Tubing, Inc. ("ASTI"), entered into an Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which they sold substantially all of the assets related to ASTI to First Tube, LLC., a Texas limited liability company and wholly-owned subsidiary of Triple-S Steel Holdings, Inc (the “Purchaser”). On June 30, 2025, the Company and Purchaser completed the transaction contemplated by the Purchase Agreement. The consideration for the transaction was approximately $16 million of cash proceeds, of which $0.8 million was placed in an escrow account to be received in 12 months from the closing date. In July 2026, the Company received the funds previously held in escrow related to the ASTI divestiture. The sale resulted in a pretax gain on sale of $4.6 million. ASTI's results of operations are classified under discontinued operations for all periods presented. Prior to the divestiture, ASTI was reported under the Company's former Tubular Products segment.

The Company currently has no assets or liabilities related to discontinued operations.

The financial results are presented as income (loss) from discontinued operations, net of tax on the unaudited condensed consolidated statements of income (loss). The following table summarizes the results of the Company's discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net sales	$—	$—	$—	$34,460
Cost of sales	—	—	—	29,770
Gross profit	—	—	—	4,690

Selling, general and administrative expense	—	—	—	1,888
Loss (gain) on sale of assets	—	1,900	—	(7,094)
Acquisition costs and other	—	—	—	3,421
Income (loss) from discontinued operations before income taxes	—	(1,900)	—	6,475
Income tax expense / (benefit)	—	62	—	(8)
Net income (loss) from discontinued operations	$—	$(1,962)	$—	$6,483
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
The following table presents the Company's revenues, disaggregated by revenue source from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Custom Manufacturing[1]	$18,748	$12,802	$49,054	$40,591
Core Technology[2]	7,188	6,895	20,641	15,592
Distribution[3]	1,199	—	2,523	—
Net sales	$27,135	$19,697	$72,218	$56,183
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Point-in-time	$20,980	$16,322	$57,668	$41,640
Over-time	$6,155	$3,375	$14,550	$14,543
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

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
During the three and nine months ended September 30, 2026, the Company had no significant measurements of assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition. During the three and nine months ended September 30, 2025, the Company's only significant measurements of assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition were certain right-of-use assets.
Right-of-use assets
During the second quarter of 2025, the Company incurred impairment charges of $1.6 million related to the write down of the right-of-use asset for the Company's Master lease associated with the former Munhall facility. Fair value was estimated by using a discounted cash flow method. The discounted future cash flows were determined based on future sublease rental rates, future sublease market conditions and a discount rate based on the Company's incremental borrowing rate. In the fourth quarter of 2025, the Company and its sale leaseback partner, Store Master Funding XII, LLC (“Store”), completed a lease assignment of the former Munhall facility to an unaffiliated third party and entered into Seventh Amended and Restated Master Lease agreement. See Note 10 for additional information on the Company's leases.

Fair Value of Financial Instruments
The fair values of cash, cash equivalents and restricted cash, accounts receivable, accounts payable and the Company's note payable approximated their carrying value because of the short-term nature of these instruments. The Company's revolving line of credit, which is based on a variable interest rate, are also reflected in the financial statements at carrying value which approximate fair values as of September 30, 2026. The carrying amount of cash, cash equivalents and restricted cash are considered Level 1 measurements. The carrying amounts of accounts receivable, accounts payable, note payable and revolving line of credit are considered Level 2 measurements. See Note 9 for further information on the Company's debt.
Note 6: Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined by either specific identification or weighted average methods. The components of inventories from continuing operations are as follows:

(in thousands)	September 30, 2026	December 31, 2025
Raw materials	$8,361	$6,491
Finished goods	3,878	3,347
	12,239	9,838
Less: inventory reserves	(1,312)	(1,096)
Inventories	$10,927	$8,742
Note 7: Property, Plant and Equipment
Property, plant and equipment from continuing operations consist of the following:

(in thousands)	September 30, 2026	December 31, 2025
Land	$518	$518
Leasehold improvements	2,825	2,624
Buildings	1,830	1,830
Machinery, fixtures and equipment	41,612	40,120
Construction-in-progress	1,624	332
	48,409	45,424
Less: accumulated depreciation and amortization	(32,531)	(29,662)
Property, plant and equipment, net	$15,878	$15,762

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
The following table sets forth depreciation expense related to property, plant and equipment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Cost of sales	$801	$789	$2,372	$2,543
Selling, general and administrative	83	71	250	181
Total depreciation	$884	$860	$2,622	$2,724
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
The balance of intangible assets from continuing operations subject to amortization are as follows:

	September 30, 2026		December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Customer related	$12,500	$(3,773)	$5,100	$(2,779)
Trademarks and trade names	415	(53)	150	(32)
Other	500	(165)	500	(106)
Total definite-lived intangible assets	$13,415	$(3,991)	$5,750	$(2,917)
Estimated amortization expense related to intangible assets for the next five years are as follows:

(in thousands)
Remainder of 2026	$594
2027	1,894
2028	1,445
2029	1,129
2030	891
2031	727
Thereafter	$2,744

Deferred charges represent debt issuance costs and are amortized over their estimated useful lives using the straight-line method over a period of 2.5 years.
The balance of deferred charges subject to amortization are as follows:

(in thousands)	September 30, 2026	December 31, 2025
Deferred charges, gross	$506	$506
Accumulated amortization of deferred charges	(255)	(105)
Deferred charges, net	$251	$401

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Note 9: Debt
Short-term debt
On May 29, 2026, the Company entered into a note payable in the amount of $1.0 million with an annual interest rate of 2.57% maturing April 1, 2027. The agreement is associated with the financing of the Company's insurance premiums in the current term year. As of September 30, 2026, the outstanding balance was $0.6 million.
Credit Facilities
On December 10, 2025, the Company entered into a Limited Waiver, Consent and Sixth Amendment to Credit Agreement and Omnibus Amendment to Loan Documents with BMO Bank N.A. and the other lenders under the Company’s credit facility (the “Sixth Credit Facility Amendment”). The Sixth Credit Facility Amendment contained a consent for (a) the Company entering into the assignment of the lease for the Company’s former Munhall facility to a new tenant, and (b) certain organizational changes relating to an internal restructuring of the Company’s chemical manufacturing businesses, including (i) updates to the names of the Company’s chemical manufacturing businesses designed to provide for more consistent branding across its manufacturing locations and (ii) the formation of a new holding company named Ascent Chemicals, LLC (“Ascent Chemicals”) to own all of the Company’s chemical manufacturing businesses. The Sixth Credit Facility Amendment also added Ascent Chemicals as a loan party to the credit facility. In addition, the Credit Facility Amendment provided a limited waiver of an event of default that occurred under the credit facility due to the Company’s repurchase of shares in an aggregate amount that exceeded the threshold set forth in Section 8.06(c) of the credit facility. The lenders under the credit facility have not accelerated any obligations of Ascent as a result of such event of default and will no longer have any such acceleration rights as a result of the limited waiver. The maximum revolving loan commitment under the credit facility remains $30 million with an interest rate between 1.85% and 2.35%, depending on average availability under the credit facility and the Company's consolidated fixed charge coverage ratio. The term of the credit facility remains through December 31, 2027.
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
Pursuant to the Fifth Credit Facility Amendment, the Company was required to pledge all of its tangible and intangible properties, including the stock and membership interests of its subsidiaries. The Fifth Credit Facility Amendment contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $4.5 million and (ii) 15% of the revolving credit facility. As of September 30, 2026, the Company was in compliance with all financial debt covenants.
The Company had no debt outstanding under its credit facilities as of September 30, 2026 and December 31, 2025.
As of September 30, 2026, the Company had $21.1 million of remaining availability under its credit facilities.
Note 10: Leases
The Company's portfolio of leases contains both finance and operating leases that relate to real estate and manufacturing equipment. Substantially all of the value of the Company's leased plants and facilities relate to the Master Lease with Store, an affiliate of Store Capital Corporation ("Store Capital"), that was entered into in 2016 and since amended, with the latest amendment occurring in 2025.
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

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
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
As of September 30, 2026, operating lease liabilities related to the master lease agreement with Store Capital totaled $11.3 million, or 90% of the total lease liabilities on the unaudited consolidated balance sheet.
During the three and nine months ended September 30, 2026, the Company did not enter into any new finance lease agreements.
Operating and finance lease amounts from continuing operations included in the unaudited condensed consolidated balance sheets are as follows (in thousands):

Classification	Financial Statement Line Item	September 30, 2026	December 31, 2025
Long-term Assets	Right-of-use assets, operating leases	$8,927	$9,368
Long-term Assets	Property, plant and equipment	813	1,060
Current liabilities	Current portion of lease liabilities, operating leases	776	712
Current liabilities	Current portion of lease liabilities, finance leases	345	331
Non-current liabilities	Non-current portion of lease liabilities, operating leases	10,907	11,496
Non-current liabilities	Non-current portion of lease liabilities, finance leases	547	808
Total Lease Cost
Individual components of the total lease cost incurred by the Company are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Operating lease cost[1]	$359	$702	$1,077	$2,423
Finance lease cost:
Amortization of right-of-use assets	82	75	247	226
Interest on finance lease liabilities	14	17	44	53
Sublease income	(146)	(145)	(503)	(406)
Total lease cost	$309	$649	$865	$2,296
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

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Future expected cash receipts from the Company's sublease as of September 30, 2026 are as follows:

(in thousands)	Sublease Receipts
Remainder of 2026	$151
2027	606
2028	618
2029	631
2030	643
Thereafter	3,954
Total sublease receipts	$6,603
Maturity of Leases
The amounts of undiscounted future minimum lease payments under leases in continuing operations as of September 30, 2026 are as follows:

(in thousands)	Operating	Finance
Remainder of 2026	$395	$97
2027	1,589	387
2028	1,622	387
2029	1,655	86
2030	1,589	—
Thereafter	9,567	—
Total undiscounted minimum future lease payments	16,417	957
Imputed interest	(4,734)	(65)
Present value of lease liabilities	$11,683	$892
Lease Term and Discount Rate

Weighted-average remaining lease term	September 30, 2026	December 31, 2025
Operating leases	9.79 years	10.50 years
Finance leases	2.48 years	3.23 years
Weighted-average discount rate
Operating leases	7.18%	7.18%
Finance leases	5.94%	5.94%
Note 11: Shareholders' Equity
Share Repurchase Program
On December 19, 2025, the Board of Directors authorized a new share repurchase program allowing for repurchase of up to 2.0 million shares of the Company's outstanding common stock over 24 months. The shares will be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Under the program, the purchases will be funded from available working capital, and the repurchased shares will be returned to the status of authorized, but unissued shares of common stock or held in treasury. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. As of September 30, 2026, the Company has 1,492,941 shares of its share repurchase authorization remaining.

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Shares repurchased for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Number of shares repurchased[1]	—	64,782	505,563	725,775
Average price per share	$—	$12.85	$13.29	$12.23
Total cost of shares repurchased[2]	$—	$834,520	$6,849,961	$8,897,903
1Share repurchases in excess of issuances are subject to a 1% excise tax, which is included as part of the cost basis of the shares acquired
2Includes broker commissions paid as part of repurchase transactions
Note 12: Earnings Per Share
The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Numerator:
Net income (loss) from continuing operations	$1,402	$(125)	$92	$(4,577)
Net income (loss) from discontinued operations	$—	$(1,962)	$—	$6,483
Net income (loss)	$1,402	$(2,087)	$92	$1,906
Denominator:
Weighted-average common shares outstanding	9,012	9,379	9,158	9,733
Effect of dilutive securities:
Employee stock options and stock grants	85	—	93	—
Weighted-average common shares, as adjusted	9,097	9,379	9,251	9,733

Net income (loss) per share from continuing operations:
Basic	$0.16	$(0.01)	$0.01	$(0.47)
Diluted	$0.15	$(0.01)	$0.01	$(0.47)

Net income (loss) per share from discontinued operations:
Basic	$—	$(0.21)	$—	$0.67
Diluted	$—	$(0.21)	$—	$0.67

Net income (loss) per share:
Basic	$0.16	$(0.22)	$0.01	$0.20
Diluted	$0.15	$(0.22)	$0.01	$0.20
The diluted earnings (loss) per share calculations exclude the effect of potentially dilutive shares when the inclusion of those shares in the calculation would have an anti-dilutive effect. The Company had no anti-dilutive shares for the three and nine months ended September 30, 2026 and 0.1 million anti-dilutive shares for the three and nine months ended September 30, 2025, respectively.

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
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
The following table summarizes certain information regarding segments of the Company's continuing operations:

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
(in thousands)	Specialty Chemicals	Corporate & Other[1]	Total Continuing Operations	Specialty Chemicals	Corporate & Other[1]	Total Continuing Operations
Net sales	$27,135	$—	$27,135	$72,218	$—	$72,218
Cost of goods sold - material	12,707	—	12,707	34,506	—	34,506
Cost of goods sold - other[2]	6,508	—	6,508	19,862	—	19,862
Depreciation	801	—	801	2,372	—	2,372
Gross profit	7,119	—	7,119	15,478	—	15,478
Research and development	92	—	92	262	—	262
Selling, general and administrative expense[3]	3,827	769	4,596	12,939	1,550	14,489
Depreciation and amortization	625	93	718	1,196	279	1,475
Acquisition costs and other	—	75	75	—	251	251
Interest expense (income), net	11	(125)	(114)	37	(599)	(562)
Income taxes	—	495	495	—	8	8
Other expense (income)	—	(145)	(145)	(34)	(503)	(537)
Net income (loss)	$2,564	$(1,162)	$1,402	$1,078	$(986)	$92

Geographic sales[4]
United States	$25,845	$—	$25,845	$69,020	$—	$69,020
Honduras	240	—	240	691	—	691
Canada	279	—	279	670	—	670
Mexico	129	—	129	534	—	534
Australia	331	—	331	412	—	412
Colombia	96	—	96	372	—	372
Other	$215	$—	$215	$519	$—	$519

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(in thousands)	Specialty Chemicals	Corporate & Other[1]	Total Continuing Operations	Specialty Chemicals	Corporate & Other[1]	Total Continuing Operations
Net sales	$19,697	$—	$19,697	$56,183	$—	$56,183
Cost of goods sold - material	8,173	—	8,173	25,351	—	25,351
Cost of goods sold - other[2]	4,900	—	4,900	14,069	—	14,069
Depreciation	783	—	783	2,990	—	2,990
Gross profit	5,841	—	5,841	13,773	—	13,773
Selling, general and administrative expense[3]	3,472	2,499	5,971	8,269	8,039	16,308
Depreciation and amortization	224	58	282	998	261	1,259
Acquisition costs and other	—	398	398	92	573	665
Asset impairment	—		—	—	1,622	1,622
Gain on lease modification	—	—	—	—	(544)	(544)
Interest expense (income), net	7	(454)	(447)	38	(385)	(347)
Income taxes	—	58	58	—	(32)	(32)
Other expense (income)	—	(296)	(296)	—	(581)	(581)
Net income (loss)	$2,138	$(2,263)	$(125)	$4,376	$(8,953)	$(4,577)

Geographic sales[4]
United States	$18,586	$—	$18,586	$52,679	$—	$52,679
Mexico	260	—	260	946	—	946
Canada	154	—	154	578	—	578
Colombia	214	—	214	517	—	517
The Netherlands	215	—	215	585	—	585
Honduras	259	—	259	529	—	529
Costa Rica	—	—	—	172	—	172
Other	$9	$—	$9	$177	$—	$177

	As of
(in thousands)	September 30, 2026	December 31, 2025
Identifiable assets
Specialty Chemicals	$63,655	$37,303
Corporate and other	44,215	74,634
	$107,870	$111,937
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

Note 14: Income Taxes
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal examinations for years before 2022 or state examinations for years before

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
2021. During the three and nine months ended September 30, 2026 and 2025, the Company did not identify nor reserve for any unrecognized tax benefits.
The effective tax rate for continuing operations was 26.1% and 7.8% for the three and nine months ended September 30, 2026, respectively. The three months ended September 30, 2026 effective tax rate was higher than the U.S. statutory rate of 21.0%, primarily due to changes in forecasted income (loss) and the resulting changes in the valuation allowance on federal and state deferred tax assets. The nine months ended September 30, 2026 effective tax rate was lower than the U.S. statutory rate of 21.0% primarily due to changes in the valuation allowance over federal and U.S. state deferred tax assets.

The effective tax rate for continuing operation was 0.7% and (92.3)% for the three and nine months ended September 30, 2025, respectively. The three and nine months ended September 30, 2025 effective tax rate was lower than the U.S. statutory rate of 21.0% primarily due to the valuation allowance over federal and U.S state deferred tax assets.
Note 15: Commitments and Contingencies
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

	As of September 30,
	2026	2025
Cash and cash equivalents	$28,709	$58,042
Restricted cash in other noncurrent assets	1,050	—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$29,759	$58,042
Note 17: Supplemental Disclosure
Net interest income is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Credit facilities	$93	$67	$301	$338
Lease obligations	14	17	44	53
Interest income	(221)	(531)	(910)	(738)
Other	—	—	3	—
Interest income, net	$(114)	$(447)	$(562)	$(347)

Ascent Industries Co.
Notes to Consolidated Financial Statements (Unaudited)
Supplemental disclosures of cash flow information:

	Nine Months Ended September 30,
	2026	2025
Cash paid for interest	$120	$148
Cash paid for income taxes, net	90	—

Noncash Investing Activities:
Capital expenditures, not yet paid	$408	$149

Note 18: Subsequent Events
In October 2026, the Company received the $4.5 million of funds previously held in escrow related to the BRISMET divestiture. See Note 3 for additional information on the Company's discontinued operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis summarizes the significant factors affecting our consolidated operating results, liquidity, and capital resources during the three and nine months ended September 30, 2026 and 2025, respectively. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the Annual Report), as well as the condensed consolidated financial statements (unaudited) and notes to the condensed consolidated financial statements (unaudited) contained in this report. Unless otherwise specified, all comparisons made are to the corresponding period of 2025. This discussion and analysis is presented in five sections:
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
These developments did not have a material impact on our financial position, results of operations and cash flows during the three and nine months ended September 30, 2026.
Results of Operations
Consolidated Performance Summary
Consolidated net sales for the third quarter of 2026 were $27.1 million, an increase of $7.4 million, or 37.8%, compared to net sales for the third quarter of 2025. The increase in net sales was primarily driven by a 17.4% increase in pounds shipped and a 21.1% increase in average selling prices. Excluding Midwest, consolidated net sales for the third quarter of 2026 were $24.9 million, an increase of $5.2 million, or 26.3%, compared to net sales for the third quarter of 2025. The increase in net sales excluding Midwest was primarily driven by a 21.1% increase in average selling prices and a 7.0% increase in pounds shipped.
Consolidated net sales for the nine months ended September 30, 2026 were $72.2 million, an increase of $16.0 million, or 28.5%, compared to net sales for the nine months ended September 30, 2025. The increase in net sales was primarily driven by a 13.4% increase in pounds shipped and a 17.2% increase in average selling prices. Excluding Midwest, consolidated net sales for the nine months ended September 30, 2026 were $68.1 million, and increase of $11.9 million, or 21.2%, compared to the nine months ended September 30, 2025. The increase in net sales excluding Midwest was primarily driven by a 16.6% increase in average selling prices and a 7.0% increase in pounds shipped.
For the third quarter of 2026, consolidated gross profit increased 21.9% to $7.1 million, or 26.2% of sales, compared to $5.8 million, or 29.7% of sales in the third quarter of 2025. Excluding Midwest, gross profit for the third quarter of 2026 increased 14.1% to $6.7 million, or 26.8% of sales. For the nine months ended September 30, 2026, consolidated gross profit increased 12.4% to $15.5 million, or 21.4% of sales, compared to $13.8 million, or 24.5% of sales in the nine months ended September 30, 2025. Excluding Midwest, gross profit increased 5.6% to $14.5 million, or 21.4% of sales, for the nine months ended September 30, 2026. The increase in dollars for the three and nine months ended September 30, 2026 was primarily driven by increases in cost recovery in the period due to increased production and reductions in incentive bonus and waste disposal expense partially offset by increases in repairs and maintenance, supplies and insurance expense.
Consolidated selling, general, and administrative expense (SG&A) for the third quarter of 2026 decreased $0.9 million to $5.3 million, or 19.6% of sales, compared to $6.3 million, or 31.7% of sales in the third quarter of 2025. Consolidated selling, general, and administrative expense (SG&A) for the nine months ended September 30, 2026 decreased $1.6 million to $16.0 million, or 22.1% of sales, compared to $17.6 million, or 31.3% of sales in the nine months ended September 30, 2025. Excluding Midwest, SG&A expenses decreased $2.1 million to $4.2 million, or 16.7% of sales, for the third quarter of 2026 and decreased $3.3 million to $14.3 million, or 21.0% of sales, for the nine months ended September 30, 2026. The decrease in SG&A expense for the three and nine months ended September 30, 2026 was primarily driven by decreases in rent, incentive bonus and professional fees partially offset by increase in salaries, wages and benefits and amortization expense.
Consolidated operating income in the third quarter of 2026 totaled $1.6 million compared to an operating loss of $0.8 million in the third quarter of 2025. Consolidated operating loss in the nine months ended September 30, 2026 totaled $1.0 million compared to an operating loss of $5.5 million in the nine months ended September 30, 2025. Excluding Midwest, operating income increased $3.2 million to $2.3 million for the third quarter of 2026 while operating loss decreased $2.3 million to $0.3 million for the nine months ended September 30, 2026. The operating income increase in the three months ended September 30, 2026 and operating loss decrease in the nine months ended September 30, 2026 was primarily driven by aforementioned increase in gross profit and decrease in SG&A expense as well as decreases in asset impairments and gain on lease modification in the prior year not in the current year.
Specialty Chemicals
SG&A expense for the third quarter of 2026 was $4.5 million, or 16.4% of sales, compared to $3.7 million, or 18.8% of sales in the third quarter of 2025. SG&A expense for the nine months ended September 30, 2026 was $14.1 million, or 19.6% of sales, compared to $9.3 million, or 16.5% of sales in the nine months ended September 30, 2025. Excluding Midwest, SG&A expense increased $1.1 million to $3.3 million, or 13.2% of sales, for the third quarter and 2026 and increased $3.2 million to $12.5 million, or 18.3% of sales, for the nine months ended September 30, 2026. The increase in dollars for the three and nine months ended September 30, 2026 was primarily driven by increases in corporate expense allocation, salaries, wages and benefits and amortization expense partially offset by reductions in incentive bonus expense.
Operating income increased to $2.6 million for the third quarter of 2026 compared to operating income of $2.1 million for the third quarter of 2025. Excluding Midwest, operating income increased $1.1 million to $3.3 million for the third quarter of 2026. The third quarter of 2026 increase in operating income was primarily driven by the aforementioned increase in gross profit, partially offset by increase in SG&A expense. Operating income decreased to $1.1 million for the nine months ended September 30, 2026 compared to operating income of $4.4 million for the nine months ended September 30, 2025. Excluding Midwest, operating income decreased to $1.8 million for the nine months ended September 30, 2026. The current year decrease in operating income was primarily driven by the aforementioned increase in SG&A expense partially offset by increase in gross profit.

Corporate & Other Items
Unallocated corporate and other expenses for the third quarter of 2026 decreased $1.7 million, or 66.3%, to $0.9 million, or 3.2% of sales, compared to $2.6 million, or 13.0% of sales, in the prior year. The third quarter of 2026 decrease in dollars was primarily driven by increases corporate allocation as well as decreases in incentive bonus, professional fees and rent expense.
Unallocated corporate and other expenses for the nine months ended September 30, 2026 decreased $7.9 million, or 79.1%, to $2.1 million, or 2.9% of sales, compared to $10.0 million, or 17.7% of sales, in the prior year. The nine months ended September 30, 2026 decrease in dollars was primarily driven by increases in corporate allocation as well as decreases in professional fees, taxes and licenses, incentive bonus and IT software costs partially offset by increases in salaries, wages and benefits, dues and subscriptions and travel expense.
Interest income was $0.1 million for the third quarter of 2026 compared to $0.5 million interest income for the third quarter of 2025. Interest income was $0.6 million for the nine months ended September 30, 2026 compared to interest expense of $0.4 million for the nine months ended September 30, 2025. The third quarter change was driven by a lower interest-bearing cash balance after acquisition of Midwest Graphics Sales in the second quarter of 2026. The Company had no debt outstanding under its credit facilities in either period.
The effective tax rate for continuing operations was 26.1% and 7.8% for the three and nine months ended September 30, 2026, respectively. The three months ended September 30, 2026 effective tax rate was higher than the U.S. statutory rate of 21.0%, primarily due to changes in forecasted income (loss) and the resulting changes in the valuation allowance on federal and state deferred tax assets. The nine months ended September 30, 2026 effective tax rate was lower than the U.S. statutory rate of 21.0% primarily due to changes in the valuation allowance over federal and U.S. state deferred tax assets.
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

Consolidated EBITDA and Adjusted EBITDA from continuing operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Net income (loss) from continuing operations	$1,402	$(125)	$92	$(4,577)
Adjustments:
Interest income, net	(114)	(447)	(562)	(347)
Income taxes	495	58	8	(32)
Depreciation	885	854	2,622	2,725
Amortization	584	153	1,074	458
EBITDA	3,252	493	3,234	(1,773)
Acquisition costs and other	75	398	251	665
Shelf registration costs	—	—	14	—
Asset impairments	—	—	—	1,622
Gain on lease modification	—	—	—	(544)
Stock-based compensation	120	197	390	318
Non-cash lease expense	(26)	86	(77)	85
Retention expense	46	—	46	—
Restructuring and severance cost	53	202	150	202
Adjusted EBITDA	$3,520	$1,376	$4,008	$575
% of sales	13.0%	7.0%	5.6%	1.0%
Specialty Chemicals EBITDA and Adjusted EBITDA are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Net income	$2,564	$2,138	$1,078	$4,375
Adjustments:
Interest expense, net	11	7	36	39
Depreciation	842	830	2,494	2,671
Amortization	584	153	1,074	458
EBITDA	4,001	3,128	4,682	7,543
Acquisition costs and other	—	—	—	92
Stock-based compensation	13	4	67	4
Non-cash lease expense	(15)	26	(45)	30
Restructuring and severance costs	53	—	91	—
Specialty Chemicals Adjusted EBITDA	$4,052	$3,158	$4,795	$7,669
% of segment sales	14.9%	16.0%	6.6%	13.7%
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

Sources of Liquidity
Funds generated by operating activities supplemented by our available cash and cash equivalents and our credit facilities are our most significant sources of liquidity. As of September 30, 2026, we held $28.7 million of cash and cash equivalents, as well as $21.1 million of remaining available capacity on our revolving line of credit. We believe our sources of liquidity will be sufficient to fund operations and anticipated capital expenditures as well as repay our debt obligations as they become due over the next 12 months and beyond.
Cash Flows

Cash flows from continuing operations were as follows:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Total cash used in:
Operating activities	$(5,458)	$(7,568)
Investing activities	(15,856)	(1,082)
Financing activities	(6,533)	(8,705)
Net decrease in cash, cash equivalents and restricted cash	$(27,847)	$(17,355)

Operating Activities
The decrease in cash used in operating activities for the nine months ended September 30, 2026, compared to cash used in operating activities in the nine months ended September 30, 2025, was primarily driven by decreases in net loss from $4.6 million in the nine months ended September 30, 2025 to $0.1 million in net income in the nine months ended September 30, 2026 and changes in working capital. Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, customer payments of accounts receivable and payments to vendors in the regular course of business. Accounts payable increased operating cash flows by $3.1 million for the first nine months of 2026, compared to a decrease of $1.5 million in the first nine months of 2025. The change in accounts payable is primarily due to increased inventory purchases to match increases in sales partially offset by a reduction in days payables outstanding in the period. Accounts receivable and advances decreased operating cash flows by $8.1 million in the first nine months of 2026 compared to a $5.2 million decrease in the first nine months of 2025. The decrease in cash generated by accounts receivable and advances is primarily driven by an increase in net sales in the current period partially offset by flat days sales outstanding in the current period compared to the prior period. Inventory decreased operating cash flows for the first nine months of 2026 by $1.6 million compared to a decrease of $1.5 million for the first nine months of 2025. The change in inventory is primarily driven by higher inventory purchases in the first nine months of 2026 compared to the first nine months of 2025 coupled with and increases in days inventory outstanding year over year.
Investing Activities
Net cash used in investing activities primarily consists of transactions related to capital expenditures and acquisitions. The increase in cash used in investing activities for the nine months ended September 30, 2026 compared to the cash used in investing activities for the nine months ended September 30, 2025 was primarily due to the purchase of Midwest Graphic Sales in the second quarter of 2026 as well as increases in capital expenditures in the current year compared to the prior year.
Financing Activities
Net cash used in financing activities primarily consists of transactions related to our credit facilities and share repurchases. The decrease in cash used in financing activities for the nine months ended September 30, 2026 compared to cash used in financing activities for the nine months ended September 30, 2025 was primarily due to decreased repurchases of common stock in the current year. The Company had no debt outstanding under its credit facilities as of September 30, 2026 and December 31, 2025.
Short-term Debt
The Company has a note payable in the amount of $1.0 million with an annual interest rate of 2.57% maturing April 1, 2027, associated with the financing of the Company's insurance premium in 2026. As of September 30, 2026, the outstanding balance was $0.6 million.

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
The Facility contains covenants requiring the maintenance of a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of (i) $4.5 million and (ii) 15% of the revolving credit facility. As of September 30, 2026, the Company was in compliance with all financial debt covenants. As of September 30, 2026, the Company had no principal payments outstanding under its credit facilities. See Note 9 in the unaudited notes to the consolidated financial statements for additional information on the Company's credit facilities.
Share Repurchases and Dividends
We have a share repurchase program, authorized by the Company's Board of Directors, that is executed through purchases made from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Shares repurchased are returned to status of authorized, but unissued shares of common stock or held in treasury. As of September 30, 2026, the Company has 1,492,941 shares of its share repurchase authorization remaining.
Shares repurchased for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Number of shares repurchased	—	64,782	505,563	725,775
Average price per share	$—	$12.85	$13.29	$12.23
Total cost of shares repurchased	$—	$834,520	$6,849,961	$8,897,903

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

Results of these additional measures are as follows:

	September 30, 2026	December 31, 2025
Current ratio	4.5	6.7
Return on average equity	0.1%	(8.7)%
Material Cash Requirements from Contractual and Other Obligations
As of September 30, 2026, our material cash requirements for our known contractual and other obligations were as follows:
•Operating and Finance Leases - The Company enters into various lease agreements for the real estate and manufacturing equipment used in the normal course of business. Operating and finance lease obligations were

$12.6 million, with $1.1 million payable within 12 months. See Note 10 for further detail of our lease obligations and the timing of expected future payments.
The Company has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on the Company's financial position, revenues, results of operations, liquidity, or capital expenditures. We expect capital spending to be as much as $1.9 million for the remainder of fiscal 2026.
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
Business Combinations
Description
Business combinations are accounted for using the acquisition method of accounting. Under this method, the identifiable tangible and intangible assets acquired and liabilities assumed are recognized based on their fair values as of the closing date of the transaction. The acquisition method of accounting requires extensive use of estimates and judgments to estimate the fair values of the identifiable tangible and intangible assets acquired, if any, and liabilities assumed.

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

Effect if actual results differ from assumptions
We have not made any material changes in our methodology used to determine whether potential impairment events have occurred or any material changes in the estimates and assumptions used in our quantitative goodwill impairment testing. As of September 30, 2026, the Company's goodwill balance is $4.8 million.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, we are not required to provide the information required by this Item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Exchange Act as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.” The Company’s disclosure controls and procedures are designed to ensure that material information relating to the Company and its consolidated subsidiaries is accumulated and communicated to its management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2026. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2026, because of the previously reported material weaknesses in internal control over financial reporting, as described below.
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
Ongoing Remediation Efforts to Address Material Weaknesses
Our Board of Directors and management are committed to the continued implementation of remediation efforts to address the material weaknesses. The material weaknesses were first identified in 2021 and 2022 and while the Company has significantly improved its internal control over financial reporting, the material weaknesses remain un-remediated as of September 30, 2026 due to the continued IT general control ineffectiveness. During the three and nine months ended September 30, 2026, management, with oversight from the Company's Audit Committee, continued executing a detailed plan for remediation which includes:
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

Changes in Internal Control over Financial Reporting
Other than the ongoing remediation efforts described above, there have been no changes in the Company’s internal control over financial reporting during the three and nine months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II
Item 1. Legal Proceedings
It is not unusual for us and our subsidiaries to be involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business involving, among other things, product liability, commercial, employment, workers' compensation, and environmental matters.. With respect to such lawsuits, claims and proceedings, the Company records reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. We cannot predict with any certainty the outcome of these unresolved legal actions or, in some cases, the range of possible loss or recovery. Information pertaining to legal proceedings can be found in Note 15 - Commitments and Contingencies in the notes to the unaudited condensed consolidated financial statements, and is incorporated by reference herein.
Item 1A. Risk Factors
There were no material changes in our assessment of risk factors as discussed in Part I, Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
During the three and nine months ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Regulation S-K, Item 408).

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

ASCENT INDUSTRIES CO.
(Registrant)

Date:	November 4, 2026	By:	/s/ J. Bryan Kitchen
J. Bryan Kitchen
President and Chief Executive Officer
(principal executive officer)

Date:	November 4, 2026	By:	/s/ Ryan Kavalauskas
Ryan Kavalauskas
Chief Financial Officer
(principal financial and accounting officer)